Form 10-Q
period 1995-03-31
ENERGY WEST INC
filed 1995-05-15
CIK 43350

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                Quarterly Report under section 13 or 15(d)
                  of the Securities Exchange Act of 1934

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number 0-14183

ENERGY WEST INCORPORATED
(Exact name of registrant as specified in its charter)


Montana                            81-0141785
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)     Identification No.)


1 First Avenue South, Great Falls, Mt.   59401
(Address of principal executive         (Zip Code)
 offices)


Registrant's telephone number, including area code  (406)-791-7500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YesX No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class Outstanding at March 31, 1995
(Common stock, $.15 par value) 2.244,325


                         ENERGY WEST INCORPORATED

                           INDEX TO FORM 10-Q

                                                                  Page No.

Part I - Financial Information

   Item 1 - Financial Statements

           Condensed consolidated balance sheets as of
           March 31, 1995  and June 30, 1994                             1

           Condensed consolidated statements of income - three months
           and nine months ended March 31, 1995 and 1994                 2

           Condensed consolidated statements of cash
           flows - nine months ended March 31, 1995 and 1994             3

           Notes to Condensed Consolidated Financial Statements        4-8

   Item 2 - Management's discussion and analysis of
            financial condition and results of operations             9-14

Part II   Other Information

   Item 1 - Legal Proceedings                                           15

   Item 2 - Changes in Securities                                       15

   Item 3 - Defaults upon Senior Securities                             15

   Item 4 - Submission of Matters to a Vote of Security Holders         15

   Item 5 - Other Information                                           15

   Item 6 - Reports on Form 8-K                                         15

   Signatures















           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                              March 31, 1995

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1994.

Note 2 - Earnings Per Common and Common Equivalent Share

Earnings per common share are computed based on the weighted average number of common shares issued and outstanding and common stock equivalents, if dilutive.

Note 3 - Principle Accounting Policies

Income Taxes

Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standard (SFAS) No. 109. For regulated operations, the cumulative effect of this change in accounting method on July 1, 1993 resulted in the recording of a regulatory asset of $600,867 and a regulatory liability of $204,620. For nonregulated operations, the cumulative effect of this change in accounting method on July 1, 1993 was to increase net income by $92,365.













Note 4 - Income Taxes

Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and
amounts used for income tax purposes.   At March 31, 1995,  components of the
Company's deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets:
   Allowance for doubtful accounts.......$21,333
   Unamortized Investment Tax Credit.....191,286
   Contributions in Aid of Construction...94,470
   Other nondeductible accruals..........145,958
   Customer Refunds Receivable............32,387
   Total deferred tax assets.............485,434
                                         =======

Deferred tax liabilities:
   Property, Plant and Equipment.......2,562,008
   Unamortized Debt Issue Costs..........221,230
   Unamortized Environmental Study Costs..81,442
   Covenant Not to Compete................94,343
   Total deferred tax liabilities......2,959,023

Net deferred tax liability..... ......$2,473,589
                                       =========
Income tax expense consists of the following:

Current income taxes:
   Federal..............................$851,225
   State.................................125,127
Total current income taxes...............976,352
Deferred income taxes (benefits):
   Excess tax depreciation................87,650
   Excess tax (book) amortization........(36,245)
   Recoverable cost of gas purchases....(222,179)
   Postretirement Benefit Other Than
     Pension expenses....................(17,808)
   Contributions in Aid of Construction..(23,705)
   Other..................................16,889
Total deferred income taxes.............(195,398)
Investment tax credit, net...............(15,797)
Total income taxes......................$765,157
                                         =======
Income taxes............................$735,860
Income taxes-other income.................29,297
Total income taxes......................$765,157
                                         =======




Note 4 - Income Taxes (continued)

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense at statutory rates - 34%....................$732,193
State income taxes, net of federal income taxes...........65,208
Amortization of deferred investment tax credits..........(15,797)
Other....................................................(16,447)
Total income taxes......................................$765,157
                                                        ========
Note 5 - Commitments and Contingencies

Commitments

The Company has entered into long-term,  take or pay natural gas supply
contracts  which  expire  beginning in 1994 and ending  in  2005.   The
contracts  generally require the Company to purchase specified  minimum
volumes   of  natural  gas  at  a  fixed  price  which  is  subject  to
renegotiating  every  two  years.   Current prices per  Mcf  for  these
contracts  range  from $1.78 to $1.90.   Based on current  prices,  the
minimum take or pay obligation at March 31, 1995 for each of the next five years and in total is as follows:

Fiscal Year
   1995                 $2,267,234
   1996                  1,460,894
   1997                  1,460,894
   1998                  1,460,894
   1999                  1,460,894
   Thereafter            7,097,186
   Total               $15,207,996
                       ===========

The Company has been granted a non-exclusive franchise to install an underground natural gas system in the town of West Yellowstone,Montana. The Company has installed the distribution system in the ground and the system is expected to be operational in the spring of
1995.   The cost of the project is approximately  $1,700,000  and will be
financed by  interim  short-term borrowing.   The  project will serve
approximately 300 to 350 customers the first two years.













Note 5 - Commitments and Contingencies (Continued)

Environmental Contingency

The  Company  owned and operated a manufactured gas plant from 1909  to 1928.
 The  Company's  service  center  and shop  in  Great  Falls  is presently
located  on  the  site.    The  five-acre  site  is  one  of approximately
1,500 manufactured gas plant sites listed on a  national survey  prepared for
the Environmental Protection Agency in 1985.   The Company  has  retained an
environmental consulting firm to  investigate the  site  for  possible
environmental  contamination.    The  Company initiated the investigation on
its own accord.  The consultant recently concluded  a site investigation
which indicated that some contamination exists  on the site.   The
contamination consists of certain  compounds from   purifier  wastes  and
coal  tar.    The  Company  has  notified appropriate   federal  and  state
environmental  authorities  of   the existence of such contamination.  The
results of this investigation has been  submitted  to the Montana Department
of Health and  Environmental Sciences.    The   Company's  consultant  has
indicated that further environmental investigation or remediation may be necessary, but the Department has not yet requested or ordered such
investigation  or remediation.   It  is not possible at this time to
determine the actual costs of the further investigation or remediation.
Based upon a number of technical and regulatory assumptions that may change in the future, the Company's consultant has estimated that the cost of further investigation and remediation likely will be at least $300,000 and possibly could be higher by a material amount.

The Company believes that utility regulatory authorities in other jurisdictions have generally permitted all or a portion of costs of environmental  remediation relating to manufactured gas plant sites  to be
recovered in rates.   The Company has filed an application with the Montana
Public Service commission, that requests a surcharge be placed on customer bills to recover in rates, the projected costs associated with the investigation and any subsequent remediation that may occur. That application is currently pending before the Montana Public Service Commission. However there can be no assurance that, if requested, the Montana Public Service Commission will permit all or any part of remediation costs associated with the site to be recovered in the Company's rates.














Note 6 - Operating Revenues and Expenses

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                     Three Months                    Nine Months
                        Ended                          Ended
                      March 31                       March 31
                    1995       1994                1995       1994


Operating Revenues:
Regulated.......$8,771,617  $9,385,536         $19,787,687 $20,245,708
Non-regulated....1,228,369     382,459 (1)       2,831,377   2,672,182
                $9,999,986  $9,767,995         $22,619,064 $22,917,890
                 =========   =========          ==========  ==========
Operating Expenses:
  Gas Purchased:
Regulated.......$5,556,029  $6,104,764         $12,338,645 $13,143,587
Non-regulated....  348,737    (342,735)(1)         850,358     922,674
                $5,904,766  $5,762,029         $13,189,003 $14,066,261
                 =========   =========           =========   =========
  Distribution, general and administrative:
Regulated...... $1,263,171  $1,287,141          $3,820,337  $3,647,614
Non-regulated...   343,038     268,598             925,271     853,363
                $1,606,209  $1,555,739          $4,745,608  $4,500,977
                 =========   =========           =========   =========
  Maintenance:
Regulated.......   $95,413     $84,164            $230,047    $248,239
Non-regulated...       284      14,366                 942      14,520
                   $95,697     $98,530            $230,989    $262,759
                    ======      ======             =======     =======
  Depreciation and amortization:
Regulated.......  $318,934    $294,152            $911,566    $860,126
Non-regulated...    92,075      86,573             267,276     248,077
                  $411,009    $380,725          $1,178,842  $1,108,203
                   =======     =======             =======    =======
  Taxes other than income:
Regulated.......  $129,028    $112,929            $367,701    $322,676
Non-regulated...    24,599      25,196              75,839      74,616
                  $153,627    $138,125            $443,540    $397,252
                   =======    ========             =======     =======
  Income taxes:
Regulated.......  $412,988    $480,030            $470,395    $475,828
Non-regulated...   151,749      99,860             265,465     197,823
                  $564,737    $579,890            $735,860    $673,651

                   =======     =======             =======      ======

(1) Effective with the third quarter of fiscal 1994, revenues & gas purchased are presented on a gross margin basis, from a gross revenue and gross gas cost basis, for one of the Company's non-regulated subsidiaries.


                                  FORM 10-Q

                        ENERGY WEST INCORPORATED

Item 2 - Management's Discussion and Analysis of Interim Financial
         Statements

The  following discussion reflects results of operations of the Company and
its  consolidated  subsidiaries for the  periods  indicated.   The Company's
utility  operations  are conducted through its  Great  Falls division and its
Cody division.   Since January 15,  1993,  the Company has  also been
involved in the regulated distribution of propane to the public through an underground propane vapor distribution system in the Payson, Arizona area (Broken Bow Gas Company). In September, 1993, the Company began operating a new underground propane vapor distribution system in Cascade, Montana, a town located 23 miles southwest of Great Falls. The acquisition of Broken Bow Gas Company was effective as of November 1, 1992 and results of operations of Broken Bow since that time have been included in the Company's financial statements.

The  Company conducts certain non-utility operations through its  three
wholly-owned  subsidiaries:    Rocky  Mountain  Fuels,  Inc.  (RMF),  a
distributor of bulk propane in northwestern Wyoming, Cascade, Montana and the Payson, Arizona areas; Vesta, Inc. (Vesta), which is engaged in oil and gas development and gas marketing in Montana and Wyoming; and Montana Sun, Inc., which owns one commercial property and one parcel of undeveloped land in Great Falls, Montana.

Liquidity and Capital Resources

The Company's operating capital needs, as well as dividend payments and capital expenditures, are generally funded through cash flow from
operating   activities,   short-term  borrowings  and  liquidation   of
temporary cash investments.   Historically, to the extent cash flow has not
been sufficient to fund capital expenditures, the Company has made long-term borrowings or issued equity securities to fund capital expansion projects or reduce short-term borrowings.

The  Company's short-term borrowing requirements vary according to  the
seasonal  nature  of its sales and expense activity.   The Company  has
greater need for short-term borrowings during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases, financing of customer
accounts  receivable  and  capital  expenditures.    In  general,   the
Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months, and the Company's short-term borrowing needs for financing of customer accounts
receivable  are greatest during the winter months.   In  addition,  two years
ago, the Company used short-term borrowings to finance the acquisitions of its propane operations. Short-term borrowings utilized for construction or property acquisitions generally are replaced by permanent financing when it becomes economical and practical to do so.



At March 31, 1995, the Company had a $8,000,000 bank line of credit, of which $1,435,000 had been borrowed.

The Company was provided net cash by operating activities for the nine months ended March 31, 1995 in the amount of $2,649,187, as compared to $1,839,598 for the nine months ended March 31, 1994. This increase in cash provided by operating activities is primarily due to lower working capital requirements of approximately $1,278,000 offset by a decrease in net deferred
income tax liabilities of approximately $444,000.   Cash used in  investing
activities  was $2,824,369 for the nine months  ended March 31,  1995, as
compared to $1,646,270 for the nine months ended March 31,   1994 and was
primarily due to an increase in construction expenditures of approximately $877,000 for the nine month period primarily due to construction in the West Yellowstone, Montana area and restricted deposits decreasing approximately $410,000 due to the issuance of two Industrial Development
Revenue Bonds in September,1992,  the proceeds of  which were   used   to
refund  the  Company's  two  outstanding   Industrial Development Bonds and
to finance certain expansions and improvements to the Company's natural gas system within Cascade County, Montana, as well as expansion to the utility system in the Payson, Arizona area. Cash used in financing activities was approximately $338,000 for the nine months ended March 31, 1995, as compared to cash provided of approximately $46,000 for the nine months ended
March 31,  1994.   The increase in cash used in  financing  activities
resulted primarily a reduction in short-term borrowings of approximately $800,000 and an increase in dividends paid of approximately $59,000, partially offset by an increase in the proceeds from the sale of Common
Stock of approximately $394,000 and from reduced debt issuance and reacquisition costs of approximately $65,000.

Capital  expenditures  of the Company are primarily for  expansion  and
improvement of its gas utility properties.   To a lesser extent,  funds are
also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures, excluding RMF's expenditures for the acquisition of propane operations, have remained constant at approximately $1.2 million for each of the past three fiscal years. The Company expects to incur approximately $4.3 million for capital expenditures in fiscal 1995.
 As of March 31, 1995, approximately $3.0 million of that amount had been expended.

The Company expects to continue to evaluate opportunities to expand its existing businesses. Historically, the Company has financed business expansions through internal cash flow, short-term borrowings and long-term borrowings.












Results of Consolidated Operations

Comparison of Third Quarter of Fiscal 1995 Ended March 31, 1995 and Fiscal 1994 Ended March 31, 1994

The Company's net income for the third quarter ended March 31, 1995 was $1,045,912 compared to $1,090,102 for the quarter ended March 31, 1994.

The decrease in the 1995 net income was primarily due to an increase in short-term interest costs and warmer weather in the Broken Bow division of Arizona.

Utility Operations -

Utility operating revenues in the third quarter of fiscal 1995 were $8,772,000 compared to $9,386,000 for the third quarter of fiscal 1994. Gross Margin, which is defined as operating revenues less gas purchased, was $3,216,000 for the third quarter of fiscal 1995 compared to gross margin of $3,281,000 for the third quarter of fiscal 1994. Gross margins decreased 2% because of warmer weather in the utility's operating areas, resulting in reduced natural gas volumes as well as lower transportation sales, reducing margins.

The decrease in revenues in the third quarter of fiscal 1995 was primarily due to decreased industrial gas volumes and reduced natural gas volumes due to 2% warmer weather than the same period throughout the utility operation.

Operating Expenses -

Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $1,359,000 for the third quarter of fiscal 1995, as compared to $1,371,000 for the same period in fiscal 1994. The 1% decrease in the period is generally due to
capitalization of payrolls, due   to expansion of existing and new utility
systems in the Company's service areas.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $222,000 for the third quarter of fiscal 1995, as compared to $185,000 in the comparable period in fiscal 1994, due primarily to higher interest rates on short-term borrowings.












Income Taxes -

State and federal income taxes of the Company's utility divisions was approximately $413,000 for the third quarter of fiscal 1995, as compared to approximately $480,000 for the same period in fiscal 1994. The decrease in income taxes was due to lower pre-tax income of the utility divisions.

Non-Regulated Operations -

Rocky Mountain Fuels -

For the three months ended March 31, 1995, RMF generated net income of approximately $63,000 compared to net income of approximately $148,000 for the three months ended March 31, 1994. Approximately $29,000 of RMF's net income for the third quarter of fiscal 1995 was attributable to the Wyo L-P gas division, while approximately $41,000 was attributable to the Petrogas division in Arizona, which serves the Payson, Arizona area. Missouri River Propane and Big Horn Answering Service account for the balance, which had a loss for the quarter. Wyo L-P Gas serves northwestern and central Wyoming, while Missouri River Propane in Montana is a new bulk propane operation in the Cascade, MT area, and Big Horn Answering Service is located in Cody, WY. RMF's revenues and gross margins decreased for the three months ended March 31, 1995 compared to the same period last year, due to decreased sales of propane in the Wyo L-P gas division in the Wyoming area, because of warmer weather than the same quarter one year ago and higher propane costs resulting in a lower gross margin per gallon. This decrease was tempered somewhat by continued customer growth in the Petrogas division in the Payson, Arizona area.

Vesta -

For the three months ended March 31, 1995, Vesta's net income was approximately $181,000 compared to $56,000 for the three months ended March 31, 1994, primarily due to increased gas marketing margins in Transenergy, Vesta's gas marketing subsidiary. Vesta's gross marketing margin in the third quarter of fiscal 1995 increased 220% to approximately $303,000 from $95,000 for the third quarter of fiscal 1994.

Montana Sun, Inc. -

For the three months ended March 31, 1995, Montana Sun, Inc.'s net income was approximately $15,000 compared to $3,700 for the three months ended March 31, 1994. This increase in income was primarily due to reduced short-term interest costs on Montana Sun, Inc.'s portion of the corporate line of credit as well as lower maintenance costs on Montana Sun's real estate properties.













Results of Consolidated Operations

Comparison of Nine Months Ended March 31, 1995 and Fiscal 1994 Ended March 31, 1994

The Company's net income for the first nine months ended March 31, 1995 was $1,461,000 compared to $1,484,000 for the nine months ended March 31, 1994.

The decrease in the Fiscal 1995 net income was primarily due to a one-time increase to earnings of $92,688 last year from the adoption of SFAS No. 109 in the first quarter of fiscal 1994, however increased margins, increased industrial gas volumes in the Cody area, customer growth within the regulated entities and increased gas marketing margins of the company's gas marketing subsidiary, Vesta, Inc., partially offset this reduction in earnings from last year.

Utility Operations -

Utility operating revenues in the first nine months of fiscal 1995 were approximately $19,788,000 compared to $20,246,000 for the first nine months of fiscal 1994. Gross margin was approximately $7,449,000 for the first nine months of fiscal 1995 compared to gross margin of approximately $7,102,000 for the first nine months of fiscal 1994.

The 2% decrease in revenues and 5% increase in gross margin for the first nine months of fiscal 1995 was primarily due to warmer weather than one year ago in the Company's service areas, modified by increased industrial gas volumes and customer growth and because of a timing difference booked last fiscal year which reduced last year's fiscal 1994 margins, during the completion of the phase-in of open-access gas purchases by the Great Falls division.

Operating Expenses -

Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were $4,050,000 for the first nine months of fiscal 1995, as compared to $3,896,000 for the same period in fiscal 1994. The 4% increase in the period is due to additional personnel hired in the Company's utility divisions, because of growth and normal inflation.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $720,000 for the first nine months of fiscal 1995, as compared to $638,000 in the comparable period in fiscal 1994 and was due primarily to higher interest rates on short-term borrowings and higher short-term borrowings required, due to capital expansion projects in West Yellowstone, Montana and Payson, Arizona.








Income Taxes -

State and federal income taxes of the Company's utility divisions were approximately $470,000 for the first nine months of fiscal 1995, as compared to $476,000 for the same period in fiscal 1994. Pre-tax income the first nine months of 1995 is comparable to the same period in fiscal 1994 for the utility divisions.

Non-Regulated Operations -

Rocky Mountain Fuels -

For the nine months ended March 31, 1995, RMF generated net income of approximately $136,000 compared to $224,000 for the nine months ended March 31, 1994. Approximately $85,700 of RMF's net income for the first nine months of fiscal 1995 was attributable to the Wyo L-P division, which serves northwestern Wyoming and approximately $55,000 was attributable to the Petrogas division, which serves the Payson, Arizona area. Net income was partially offset by Missouri River Propane, a new bulk propane distributor in Cascade, MT, which has a loss for the nine month period, while Big Horn Answering Service in Cody, Wyoming, showed minimal income.

Vesta -

For the nine months ended March 31, 1995, Vesta's net income was approximately $273,000 compared to $158,000 for the nine months ended March 31, 1994. This increase to net income was primarily due to increased gas marketing margins at Vesta's gas marketing subsidiary, Transenergy. Vesta's gas margins increased 133% to approximately $471,000 in fiscal 1995 from the same period one year ago.
Partially offsetting this increase to earnings was a one-time increase to earnings last fiscal year of approximately $42,000, due to the adoption of SFAS No. 109, which changed the method of accounting for income taxes from the deferred method to the liability method, which was booked in the first quarter of Fiscal 1994.

Montana Sun, Inc. -

Montana Sun, Inc's net income decreased to approximately $42,000 the first nine months of fiscal 1995 as compared to $75,000 this same period one year ago, primarily due to a one-time increase to earnings last fiscal year of approximately $45,000, from the adoption of SFAS No. 109, which changed the method of accounting for income taxes from the deferred method to the liability method, which was booked in the first quarter of fiscal 1994. This decrease to net income was partially offset by reduced short-term interest costs on Montana Sun, Inc.'s portion of the corporate line of credit as well as lower maintenance costs on Montana Sun's real estate properties.










                                FORM 10-Q

                       Part II - Other Information

Item 1. Legal Proceedings - Not Applicable

Item 2. Changes in Securities - Not Applicable

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -
   Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

   A.  There are no exhibits to this report.

   B. No reports on Form 8-K have been filed during the quarter ended March 31, 1995.





















                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   /s/Larry D. Geske
   _______________________________
   (Larry D. Geske, President and
    Chief Executive Officer)



Dated May 12, 1995

   /s/  William J. Quast
   __________________________________
   (William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary
































                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           _______________________________
                       (Larry D. Geske, President and
                           Chief Executive Officer)


Dated May 12, 1995


                            ______________________________
                            (William J. Quast, Vice-President,
                            Treasurer, Controller and
                            Assistant Secretary)