Form 10-Q/A
period 1995-05-31
ENERGY WEST INC
filed 1995-06-06
CIK 43350

THE PURPOSE OF THIS AMENDED 10-Q IS TO ATTACH FINANCIAL DATA SCHEDULES

                                FORM 10-QA

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

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10Q Amendment #1 report to be signed on its behalf by the undersigned thereunto duly authorized.


   /s/Larry D. Geske
   _______________________________
   (Larry D. Geske, President and
    Chief Executive Officer)



Dated June 1, 1995

   /s/  William J. Quast
   __________________________________
   (William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary


[ARTICLE] UT

[PERIOD-TYPE]                   9-MOS
[NUMBER]                                             0
[FISCAL-YEAR-END]                          JUN-30-1995
[PERIOD-END]                               MAR-31-1995
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                   22,552,810
[OTHER-PROPERTY-AND-INVEST]                     35,084
[TOTAL-CURRENT-ASSETS]                       6,528,887
[TOTAL-DEFERRED-CHARGES]                     3,090,343
[OTHER-ASSETS]                                       0
[TOTAL-ASSETS]                              32,207,124
[COMMON]                                       336,649
[CAPITAL-SURPLUS-PAID-IN]                    2,040,687
[RETAINED-EARNINGS]                          8,249,927
[TOTAL-COMMON-STOCKHOLDERS-EQ]              10,627,263
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[LONG-TERM-DEBT-NET]                        10,401,227
[SHORT-TERM-NOTES]                           1,435,000
[LONG-TERM-NOTES-PAYABLE]                            0
[COMMERCIAL-PAPER-OBLIGATIONS]                       0
[LONG-TERM-DEBT-CURRENT-PORT]                  389,561
[PREFERRED-STOCK-CURRENT]                            0
[CAPITAL-LEASE-OBLIGATIONS]                          0
[LEASES-CURRENT]                                     0
[OTHER-ITEMS-CAPITAL-AND-LIAB]               9,354,072
[TOT-CAPITALIZATION-AND-LIAB]               32,207,123
[GROSS-OPERATING-REVENUE]                   22,619,064
[INCOME-TAX-EXPENSE]                           735,860
[OTHER-OPERATING-EXPENSES]                  19,787,982
[TOTAL-OPERATING-EXPENSES]                  20,523,842
[OPERATING-INCOME-LOSS]                      2,095,222
[OTHER-INCOME-NET]                             148,929
[INCOME-BEFORE-INTEREST-EXPEN]               2,244,151
[TOTAL-INTEREST-EXPENSE]                       782,659
[NET-INCOME]                                 1,461,492
[PREFERRED-STOCK-DIVIDENDS]                          0
[EARNINGS-AVAILABLE-FOR-COMM]                1,461,492
[COMMON-STOCK-DIVIDENDS]                       632,012
[TOTAL-INTEREST-ON-BONDS]                      782,659
[CASH-FLOW-OPERATIONS]                       2,649,187
[EPS-PRIMARY]                                     0.65
[EPS-DILUTED]                                        0