Form 10-K
period 1995-06-30
ENERGY WEST INC
filed 1995-09-28
CIK 43350

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901 (d) OF REGULATION S-T
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995
                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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
               (Address of principal executive         (Zip Code)
                                     offices)
       Registrant's telephone number, including area code  (406)-791-7500
           Securities registered pursuant to Section 12(b) of the Act:
          Title of each class      Name of Exchange on which registered
               Common Stock - Par Value $.15               NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.45 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K [X]. The aggregate market value of the voting stock held by non-affiliates of the
registrant as of September 20, 1995    Common Stock, $.15 Par Value -
$11,657,000 The number of shares outstanding of the issuer's classes of common stock as of September 20, 1995 Common Stock, $.15 Par Value - 2,254,138 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders' report for the year ended June 30, 1995 are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual shareholders meeting to be held November 6, 1995 are incorporated by reference into Part III.
                                  PART I
Item 1. - Business

     ENERGY WEST INCORPORATED ("the Company") is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. The Company's regulated utility operations primarily involve the distribution and sale of natural gas to the public in the Great Falls, Montana and Cody, Wyoming areas. Since January 1993, the Company's regulated utility operations have also included the distribution of propane to the public through an underground propane vapor system in the Payson, Arizona area, and since 1995, the distribution of natural gas through an underground system in West Yellowstone, Montana, that is supplied by liquified natural gas ("LNG").

     The Company conducts certain non-regulated non-utility operations through its three wholly-owned subsidiaries, Rocky Mountain Fuels, Inc. ("RMF"), Vesta, Inc. ("Vesta") and Montana Sun, Inc. ("Montana Sun"). RMF is engaged in the distribution of bulk propane in Northwestern Wyoming, the Payson, Arizona area and the Cascade, Montana area. Vesta is involved in gas storage, a small amount of oil and gas development and the marketing of gas in Montana and Wyoming. Montana Sun owns two real estate properties in Great Falls, Montana.

Utility Operations

     The Company's primary business is the distribution and sale of natural gas and propane to residential, commercial and industrial customers. The natural gas distribution operations consist of two divisions, the Great Falls division and the Cody division. The Cody division is also involved in the transportation of natural gas. In addition, since January 1993 the Company has been involved in the regulated distribution of propane in Arizona through the Broken Bow division. Generally, residential customers use natural gas and propane for space heating and water heating, commercial customers use natural gas and propane for space heating and cooking, and industrial customers use natural gas as a fuel in industrial processing and space heating. The Company's revenues from utility operations are generated under tariffs regulated by the respective state utility commissions.

Great Falls Division

     The Great Falls division provides natural gas service to Great
Falls, Montana and much of suburban Great Falls withinapproximately 11 miles of the city limits. The service area has a population base of approximately 65,000. The Company has a franchise to distribute natural gas within the city of Great Falls. The franchise was renewed for 50 years by the city of Great Falls in 1971. As of June 30, 1995, the Great Falls division provided service to over 25,000 customers, including approximately 22,000 residential customers, approximately 3,000 commercial customers, an oil refinery through a transportation agreement and Malmstrom Air Force Base ("Malmstrom"). The following table shows the Great Falls division's revenues by customer class for the year ended June 30, 1995 and the past two fiscal years:

Gas Revenues
(in thousands)

                               Years Ended June 30,
                             1995      1994      1993

Residential.................$8,996    $9,016    $9,454
Commercial..................$6,350    $6,360    $6,633
Malmstrom...................$1,393    $1,437    $1,462
Industrial..................$    0    $    0    $  606
Transportation..............$   73    $   88    $    8

     Total................$16,812   $16,901   $18,163

     The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Great Falls division for the year ended June 30, 1995 and the past two fiscal years; billing degree days (weighted) showed a decrease over the three years and was 7,516 in 1995, 7,540 in 1994 and 7,972 in 1993.

                                 Gas Volumes
                                    (MMcf)
                             Years Ended June 30,
                              1995      1994      1993

Residential..................2,297     2,315     2,455
Commercial...................1,646     1,655     1,729
Malmstrom....................  464       478       490
Industrial...................    0         0       280

     Total Gas Sales.........4,407     4,448     4,954
Transportation                 714       521        14

     Malmstrom, the Great Falls division's largest customer, accounted for approximately 8% of the revenues of the division and approximately 5% of the consolidated revenues of the Company in fiscal 1995. Malmstrom purchases gas for space heating and water heating for buildings and residential housing, to supplement its coal-fired central heating system. Malmstrom, which is located near Great Falls, is an air force base with intercontinental nuclear missiles and KC-135 refueling tankers. Malmstrom Air Force Base represents approximately one third of the Great Falls economy. The base employed approximately 4,400 military personnel and 550 civilian personnel as of June 30, 1995. As of this date, a current realignment plan by the federal government, calls for the base to receive additional Minuteman III missiles from North Dakota, and the refueling unit to move to Florida. The plan is now final and when both changes take place, the base will not suffer substantially. No assurance can be given as to the future level of activity at Malmstrom. On July 1, 1995, Malmstrom will become a transport customer of the Great Falls division, purchasing its gas load from Transenergy, a division of Vesta, Inc., a wholly-owned subsidiary of ENERGY WEST INCORPORATED. The Great Falls division will experience no loss of margin as a result of this new contract. The Great Falls division's sole transport customer is an oil refinery located in the city. The Company provides gas to the customer for processing use in its refining business. In fiscal 1995, the refinery accounted for approximately 1% of the division's revenues and less than 1% of the consolidated revenues of the Company. Historically, this customer's gas load has remained relatively constant during the year because the gas is used in the customer's business and is therefore not weather-sensitive, however, in January, 1994, the refinery completed construction of a desulferization plant, which uses additional natural gas and gas volumes have increased 50% over last year, reflecting the impact of the plant for a full year. On June 1, 1993, the refinery became a transport customer of the Great Falls division, purchasing its gas load from Transenergy, a division of Vesta, Inc., a wholly-owned subsidiary of ENERGY WEST INCORPORATED. The Great Falls division experienced no loss of margin as a result of this new contract.

     The Great Falls division's gas distribution operations are subject to regulation by the Montana Public Service Commission ("MPSC"). The MPSC regulates rates, adequacy of service, accounting, issuance of securities and other matters.

     On May 19, 1993, the MPSC issued a final order, which allowed rates to be increased, effective February 1, 1993, to provide $540,000 of additional annual revenues based on normal weather conditions and an allowed return on common equity on normalized earnings of 11.50%.

     In November, 1994, the Company filed for a rate increase to recover the cost of increased operating expenses, increases in financing expenses due to additional investments in utility plant, and other costs of doing business. Included with the filing was a new surcharge to recover costs associated with the environmental assessment and remediation of its service center, which was formerly a manufactured gas plant site. The Montana Consumer Counsel {"MCC") intervened in the rate case and in January, 1995, the Company and the MCC filed a Joint Motion for Suspension of the Procedural Order, in order to allow both parties to negotiate toward a stipulated settlement. On May 30, 1995, the MPSC approved the revenue requirement stipulation executed between the Company and the MCC as filed in March, 1995, which reduced base rates by $250,000 and allowed a new surcharge associated with the manufactured gas plant site with an initial balance of approximately $183,000, with the surcharge calculated on a two-year recovery of the average annual basis. The effective date of the rate decrease and surcharge is the beginning of Fiscal 1996 or July 1, 1995. The rate decrease reduces earnings per share by approximately 1.8 cents on normalized volumes. Historically, the Great Falls division has purchased all of its gas from Montana Power Company ("MPC"), a publicly owned electric and gas utility serving much of Montana. In 1991 the MPSC ordered MPC to become an open access transporter of natural gas over a phase-in period ending on August 31, 1993. Since the 1991 order, the Company has been able to purchase gas from sources other than MPC and transport supplies on MPC's system. The Company has increased its gas purchases from suppliers other than MPC, as open access transportation has been phased in. The Great Falls division currently purchases approximately one-half of its gas from a Canadian producer under a long-term contract expiring in 2007, and approximately one-quarter of its gas from two Montana producers under long-term contracts expiring between 1998 and 2005 and one-quarter of its gas from short-term contracts with Montana producers. The division also makes spot market purchases from time to time to fill its storage capacity in the spring and summer.
     The price of gas under the contract with the Canadian producer is negotiated annually between the parties. The prices of gas under the contracts with the three independent producers can be negotiated bi-annually by either party. Gas purchased from the division's suppliers is transported through pipelines owned by MPC and is delivered to the division's distribution system at two city gates. The Company pays transportation tariffs to MPC at rates approved by the MPSC.

     Open access for the division's customers was negotiated between the division, MPC and the MPSC during 1991, which called for a three year phase-in of open access gas supplies, with gas costs tracking filings every six months. The three year phase-in period began in November, 1991, with two-thirds of supply purchased from MPC under the "Firm Utility Gas Cost" ("FUGC") rate and one-third directly from other gas suppliers. The regulatory mechanism used to track the phase-in resulted in additional costs in 1994 that offset an increase in gross margins associated with the change in contract terms with the refinery customer, which changed from a gas supply contract to a transportation contract. On September 1, 1993, the Great Falls division became a full open access customer of MPC. The division secured the balance of its long-term gas supplies, to replace gas which was previously being supplied by MPC, on terms satisfactory to the Company.

     The Great Falls division contracts for gas storage from MPC in MPC-owned gas storage areas and pays storage tariffs at rates approved by the MPSC. The division uses this storage capacity to provide for seasonal peaking needs and to take advantage of lower priced gas generally available during the summer months.
Cody Division

     The Cody division provides natural gas service in Northwestern Wyoming to the city of Cody and the towns of Meeteetse and Ralston and the surrounding areas. The service area has a population base of approximately 12,000. The Cody division has a franchise granted by the Wyoming Public Service Commission (the "WPSC") for gas purchasing, transportation and distribution covering the west side of the Big Horn Basin, which stretches approximately 70 miles north and south and 40 miles east and west from Cody. The franchise is effective until 2002. As of June 30, 1995, the Cody division provided service to approximately 5,100 customers, including 4,400 residential customers, 700 commercial customers and one industrial customer. The division also provides transportation service to two customers.

     The following table shows the Cody division's revenues by customer class for the year ended June 30, 1995 and the past two fiscal years:

                              Gas Revenues
                             (in thousands)

                              Years Ended June 30,
                             1995      1994      1993

Residential.................$2,176    $2,219    $2,135
Commercial..................$1,887    $2,034    $2,016
Industrial..................$1,375    $1,331    $  890
Transportation..............$  172    $  228    $  163

     Total..................$5,610    $5,812    $5,204

     The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Cody division for the year ended June 30, 1995 and the past two fiscal years:

                               Gas Volumes
                                 (MMcf)

                               Years Ended June 30,
                             1995      1994      1993

Residential.................. 486       474       512
Commercial................... 539       559       639
Industrial................... 517       473       367

     Total Gas Sales........1,542     1,506     1,518
Transportation              1,484     2,533     1,833

The industrial sale in the Cody division is to Celotex, a manufacturer of gypsum wallboard, under a long-term contract expiring in 2000. Sales to the customer are made pursuant to a special industrial customer tariff which fluctuates with the cost of gas. In fiscal 1995 this customer accounted for approximately 24% of the revenues of the division and approximately 5% of the consolidated revenues of the Company. The division's sales to Celotex, whose business is cyclical and dependent on the level of national housing starts, increased by 9% over previous year's volumes. Celotex and its parent company Jim Walters Corporation, have been operating under Chapter 11 bankruptcy since October, 1990. The bankruptcy stems from potential asbestos claims. Approximately $132,000 was due the Cody division prior to the bankruptcy filing. The division has increased its allowance for uncollectible accounts by $52,000. Celotex has filed a plan for reorganization. Under this plan, the Company would expect to receive approximately 60 to 75% of the receivable, however the plan has not been approved by the bankruptcy court at this time.

     No assurance can be given that Celotex will continue to be a significant customer of the Cody division.

     The Cody division's primary transportation customer is Interenergy Corporation, a regional aggregator, producer and marketer of gas and the division's primary supplier of natural gas. The parameters of the transportation tariff (currently between $.08 and $.30 per Mcf) are established by the WPSC. Agreements between the Company and the customer are negotiated periodically within the parameters.

     The division's revenues are generated under regulated tariffs that are designed to recover a base cost of gas, administrative and operating expenses and provide sufficient return to cover interest and profit. The division also services customers under separate contract rates that were individually approved by the WPSC. The division's tariffs include a purchased gas adjustment clause which allows an adjustment of rates charged to customers in order to recover changes in gas costs from base gas costs. A Wyoming statute permits the WPSC to allow gas utilities to retain 10% of its cost of gas savings over a base period level. In fiscal 1995 this gas cost incentive improved gross margin for the division by approximately $138,000. The amount of gas cost incentive if any, fluctuates with the market price of natural gas.

     The Cody division's last general rate order was effective in 1989. The Company does not contemplate filing an application for a general rate increase for the division in the foreseeable future. The division's allowed return on common equity on normalized earnings, calculated in accordance with the WPSC order, has been 13.01% since the last general rate order. The Cody division has a five-year agreement with Interenergy Corporation, a regional aggregator, producer and marketer of gas, to supply natural gas to the division. The contract has been renewed and renegotiated annually since 1989. The contract requires Interenergy to deliver gas to various points on the division's transmission system. Most of the gas purchased by the division is transported on the division's own transportation system and the balance is transported on Interenergy's transportation system. The division also has several small supply contracts with small producers in the Cody transportation network.
(The division's service area is located in a gas producing region.) In addition, the division has a backup contract to purchase natural gas from Coastal Gas Marketing, but has never purchased gas under this contract.

     The Cody division does not have storage facilities. Historically, the division has been able to purchase gas from its suppliers to meet peak demands.

Broken Bow Division

     The Broken Bow division is involved in the regulated distribution of propane in the Payson, Arizona area. The division was formed following the Company's acquisition of Broken Bow Gas's underground propane vapor distribution system in January 1993. The acquisition was effective as of November 1, 1992. The service area of the Broken Bow division includes approximately 575 square miles and has a population base of approximately 30,000. As of June 30, 1995, the Broken Bow division provided service to approximately 3,400 customers, including approximately 3,000 residential customers and approximately 400 commercial customers.

     The Broken Bow division's operations are subject to regulation by the Arizona Corporation Commission, which regulates rates, adequacy of service, issuance of securities and other matters. The Broken Bow division's properties include approximately 90 miles of underground distribution pipeline, propane storage facilities and an office building leased from Petrogas, an affiliated bulk propane distributor in the Payson area. The division purchases its propane supplies from Petrogas under terms reviewed periodically by the Arizona Corporation Commission.

Non-Utility Operations

     The Company conducts its non-utility operations through its three wholly-owned subsidiaries: RMF, Vesta and Montana Sun. RMF is engaged in the bulk sale of propane through its three divisions: Wyo L-P, which serves Northwestern Wyoming and Cooke City, Montana, Petrogas, which serves the Payson, Arizona area and Missouri River Propane, which sells bulk propane in the Cascade area, immediately southwest of Great Falls, Montana. RMF acquired assets and operations comprising its Wyo L-P divisions through acquisitions of existing propane distribution businesses in August 1991 and May 1992. RMF acquired the assets and operations of its Petrogas division through an acquisition of an existing propane distribution business in January 1993. The aggregate purchase price for RMF's acquisitions were approximately $2.79 million. RMF had approximately 3,500 customers as of June 30, 1995, of which the Wyo L-P division had approximately 3,100 customers and the Petrogas division and Missouri River Propane had approximately 400 customers. RMF purchases propane from various suppliers under short-term contracts and on the spot market, and sells propane to residential and commercial customers, primarily for use in space heating and cooking. Petrogas also supplies propane to the Broken Bow division, while Missouri River Propane supplies propane to Cascade Gas, an underground propane-vapor system serving the city of Cascade, Montana. For the twelve months ended June 30, 1995, RMF's revenues (excluding approximately $1,063,000 sales by Petrogas to the Broken Bow division and approximately $69,000 sales by Missouri River Propane to Cascade Gas Company, an operating district of the Great Falls division) were approximately $2,771,000, of which approximately $2,131,000 was attributable to the Wyo L-P division, $585,000 was attributable to the Petrogas division and the balance attributable to the Missouri River Propane division.

     RMF faces competition from other propane distributors and suppliers of the same fuels that compete with natural gas. Competition is based primarily on price and there is a high degree of competition with other propane distributors in the service areas.

     Vesta is involved in a small amount of oil and gas development and the marketing of gas in Montana and Wyoming. Vesta currently has varying working interests in four oil and nine gas producing properties. Volumes of oil and gas produced are not significant and did not result in significant net income in fiscal 1995. Vesta conducts its gas marketing through its Transenergy affiliate. The Company believes that the ordering of MPC to provide open access on its gas transportation system in Montana presents an opportunity for Transenergy to do business as a broker of natural gas using the MPC and other systems. Transenergy presently has four customers for those services, plus the State of Montana, which includes several units of the State of Montana. Vesta also purchased an underground storage facility near Havre, Montana and leased additional storage capacity from Montana Power Company, to allow more flexibility in the timing of its gas purchases. In 1993, Vesta retroactively changed from the full cost method to the successful efforts method of accounting for its oil and gas operations effective June 30, 1990. Accordingly, all financial statements have been restated to reflect the new method. The change was not material to net income for the year ended
June 30, 1993, and did not change the per common share amount previously reported. The accounting change reduced retained earnings by $220,856 as of June 30, 1990. Management believes the conversion to the successful efforts method is appropriate because it better reflects the economics of Vesta's reduced exploration efforts.
     Montana Sun owns a commercial real estate property and a parcel of undeveloped land in Great Falls, Montana. Montana Sun leases the commercial property to a federal governmental agency. The Company is presently seeking to sell the commercial property, but is otherwise inactive at this time.

     Additional information with respect to the nonutility operation of the Company is set forth in Notes 1, 6 and 8 to the Company's consolidated financial statements.

Capital Expenditures

     The Company generally conducts a continuing construction program and has completed expansion of its gas pipeline in areas around metropolitan Great Falls as well as an underground propane-vapor system in the town of Cascade, Montana, southwest of Great Falls. In the Cody division, expansion of the gas system in that area was completed and in the Broken Bow division, construction is still being completed, as a result of growth. The Company started construction of a natural gas system in West Yellowstone, Montana, in May of 1994. West Yellowstone Gas Company transports liquefied natural gas from southwestern Wyoming for revaporization into the system; operations started in May of 1995. The Great Falls division has also added an underground propane vapor system to service customers in the Hardy area, 30 miles southwest of Great Falls, Montana. In fiscal years 1995, 1994 and 1993, total capital expenditures were $4,705,868, $2,626,221 and $2,468,463 respectively.

Other Business Information

     The principal competition faced by the Company in its distribution of natural gas is from other suppliers of competitive fuels, including electricity, oil, propane and coal. The principal competition faced by the Company in its distribution and sales of propane is from other propane distributors and suppliers of the same energy sources that compete with natural gas and electricity. Competition is based primarily on price and there is a high degree of competition with other propane distributors in the service areas. The principal considerations affecting a customer's selection of utility gas service over competing energy sources include service, price, equipment costs, reliability and ease of delivery. In addition, the type of equipment already installed in businesses and residences significantly affects the customer's choice of energy. However, where previously installed equipment is not an issue, households in recent years have consistently preferred the installation of gas heat. The Great Falls division's statistics indicate that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 91% use gas for water heating and approximately 99% of the new homes built on or near the Great Falls division's service mains in recent years have selected natural gas as their energy source. The Cody division believes that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 90% use gas for water heating, and approximately 99% of the new homes built on or near the division's service mains in recent years have selected gas as their energy source. The Broken Bow division concludes that approximately 59% of the houses and businesses adjacent to the division's distribution pipeline use the division's propane for space heating or water heating.

     The Company had approximately 140 employees as of June 30, 1995, of which 124 were full-time. Twenty-five of the employees were with the Cody division, 24 employees were with RMF and 13 were with the Broken Bow division. The other 78 employees were with the Great Falls division and at corporate headquarters. Approximately 13 full-time and 3 seasonal hourly employees in the Great Falls division are represented by two collective bargaining units, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the USA and the Construction and General Laborer's Union. The Company's two labor contracts were renegotiated through April 30, 1997. The Company considers its relationship with its employees to be satisfactory.

     The Company has instituted an extensive customer-related energy conservation program which encourages the efficient use of energy through proper conservation measures. The Company provides inspection services to homeowners and businesses and recommends appropriate conservation projects. The Company also is concentrating on increasing load in existing residential structures by the addition of gas appliances and conversion of homes with all electric appliances. The Company has started a natural gas and propane appliance showroom to aggressively market gas appliances in the Great Falls and Cody divisions with future plans to market appliances in the propane offices of the Company. In addition, the Company encourages converting commercial food service equipment to natural gas through a developed commercial equipment efficiency program, both in Great Falls and Cody. The Company's field marketing personnel are paid through an incentive plan geared to how much load they add to the system.

     Since 1982 the Company has conducted strategic corporate planning at about three year intervals. It uses outside resources to bring light to new areas of potential development and defines key results areas for the organization to focus on for the next three years. This has been a effective process for the organization.

     The Company has implemented management and employee incentive programs tied to bottom-line performance of the corporation. Officers and management, down to first-line supervisors, participate in a pay-for-performance program. If the Company meets a minimum earnings per share for the consolidated corporation for 50% funding and individual divisions meet their allocated of consolidated earnings per share for the other 50%, or in the case of senior officers and corporate staff the corporation meets a minimum rank on the comparison of utilities published by Edward D. Jones & Co. for the other 50%; then the incentive pool is triggered; then whether the incentive is actually earned depends on whether the individuals in the program achieve individual specific performance objectives set at the beginning of the year. Incentives vary from .8% on up of base wages. All officers and eligible employees participate in the Company's Employee Stock Ownership Plan, in which payout is based on pre-tax earnings of the Company and approved by the Board each year.






Item 2. - Properties

     The Company owns all of its properties in Great Falls, including an office building, a service and operating center, regulating stations and its distribution system. In Wyoming, the Company owns its distribution system, including 167 miles of transmission pipeline. Office and service buildings for the Cody division are leased under long-term leases. RMF owns buildings, propane tanks and related metering and regulating equipment for the Wyoming and Arizona propane distribution operations. The Company owns mains and service lines for the Broken Bow division's propane vapor distribution operation in Payson, Arizona. The Broken Bow division leases building space from Petrogas for its propane vapor distribution operations in Payson. Environmental Matters

     The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center and to store certain equipment and materials and supplies. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the state of Montana as hazardous to the environment. After management became aware of the potential of contamination on this site, it initiated an assessment of the property through the assistance of a qualified consulting firm. That assessment revealed the presence of certain hazardous material in quantities exceeding tolerances established for such material by regulatory authorities. After making required notifications of that condition to federal and state regulatory authorities, a report summarizing the assessment was filed with the State of Montana Department of Health and Environmental Science (MDHES). Subsequent to that submittal a meeting was held with a representative of the MDHES wherein a process was agreed upon to arrive at appropriate remediation of the site. The costs incurred by the Company to date approximate $263,500 and have been capitalized as other deferred charges. Until further work is done regarding remediation alternatives, no further estimate of the costs of remediation can be made. However, management believes that regardless of the alternative selected, the costs incurred will not materially affect the Company's financial position.
     The Company received formal approval from MPSC to recover the costs associated with the cleanup of this site. The Company will begin recovery of costs incurred at June 30, 1995 over two years through a surcharge in billing rates effective July 1, 1995. Management intends to request that future costs be recovered over a similar time period.

Item 3. - Legal Proceedings

     The Company is not a party to any litigation other than that arising out of the normal course of business. In the aggregate, such litigation is not considered material in relation to the financial position of the Company.

Item 4. - Submission of Matters to a Vote of Security Holders

         None




Executive Officers and Directors of the Company

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and executive officers of the Company:

     Name                Age                 Position

Larry D. Geske           56             President and Director since
                                        1978; appointed Chief
                                        Executive Officer in 1979

Edward J. Bernica        45             Vice-President and Chief
                                        Financial Officer since
                                        October, 1994

William J. Quast         56             Vice-President, Treasurer,
                                        Controller and Assistant
                                        Secretary since 1988, has been
                                        Vice-President, Secretary and
                                        Treasurer since 1987,
                                        Assistant Vice-President,
                                        Secretary Controller and
                                        Assistant Treasurer since
                                        1983, Secretary since 1982 and
                                        an Assistant Treasurer of the
                                        Company since 1979

Tim A. Good              50             Vice-President and Manager of
                                        the CGD since 1988; General
                                        Manager of Cody Gas Company, a
                                        Division of the Coastal
                                        Corporation, for five years
                                        prior to the acquisition of
                                        CGD by the Company

Sheila M. Rice           48             Vice-President and Division
                                        Manager of the Great Falls
                                         division since April, 1993;
                                        Vice-President Marketing and
                                        Consumer Services since 1988
                                        and has been Vice-President,
                                        Marketing and Consumer
                                        Relations since 1987; was
                                        Assistant Vice-President for
                                        Marketing and Customer
                                        Relations 1983-1987




     Name                Age                 Position

John C. Allen            44             Vice-President of Human
                                        Resources and Corporate
                                        Counsel and Secretary since
                                        1992; Corporate Counsel and
                                        Secretary since 1988; Counsel
                                        and Assistant Secretary from
                                        November 1986 to 1988 and
                                        Corporate Attorney to the
                                        Company from March 1986 to
                                        November 1986

Lynn F. Hardin           47             Assistant Vice-President of
                                        Gas Supply for the Great Falls
                                        division since June 1, 1993;
                                        Assistant Vice-President of
                                        Division Administration since
                                        1989; was manager of
                                        Accounting and Administration
                                        for Cody Gas Company, a
                                        Division of The Coastal
                                        Corporation, for five years
                                        prior to acquisition of CGD by
                                        the Company

Earl L. Terwilliger, Jr. 47             Assistant Vice-President for
                                        Market Development for the
                                        Great Falls division since
                                        1990; has been Assistant Vice-
                                        President of Customer
                                        Accounting and Credit since
                                        1988

Ian B. Davidson               63             Director since 1969

Timothy J. Moylan             39             Director since 1991

Thomas N. McGowen, Jr.        69             Director since 1978

G. Montgomery Mitchell        67             Director since 1984

John Reichel                  69             Director since 1984

David A. Flitner              62             Director since 1988






Larry D. Geske has been employed by the Company since 1975 and became President and Director of the Company in 1978. In 1979, Mr. Geske was appointed to the position of Chief Executive Officer. In addition, Mr. Geske is a past Director of First Interstate Bank of Great Falls (parent Company is First Interstate Bank Corporation) and is a Director of the Great Falls Capital Corporation and the Great Falls Dodgers Baseball Club. He is also a Director of the American Gas Association's Board. Mr. Geske, prior to service with the Company, was a Field Engineer "A" with NIGAS in Aurora, Illinois and a Senior Consultant with Stone and Webster Management Consultants, Inc. in New York.

Mr. Edward J. Bernica has been employed by the Company since October 1994 and became Vice-President and Chief Financial Officer in November, 1994. Mr. Bernica, prior to service with the Company, was Director of Finance at U. S. West in Englewood, Colorado and prior to that, was employed by ENRON Corporation in Omaha, Nebraska as Director-Financial Analysis and Planning

William J. Quast has been Vice-President, Treasurer, Controller and Assistant Secretary since 1988. He has served as Vice-President, Secretary and Treasurer since 1987 and as Assistant Vice-President, Secretary, Controller and Assistant Treasurer since 1983. He has served as Secretary of the Company since 1982 and as Assistant Treasurer of the Company since 1979. Mr. Quast was re-elected in 1993 and is currently serving as Trustee for the Great Falls Public School system. Mr. Quast, prior to service with the Company, was an accounting manager for Wyton Oil and Gas Company, a propane distributor in Denver, Colorado and was Treasurer for D. A. Davidson & Co. in Great Falls, Montana.


Tim A. Good has been Vice-President and Division Manager of the CGD since 1988. He served as General Manager of Cody Gas Company, a Division of The Coastal Corporation for five years prior to the acquisition of the Cody Gas Company by EWST in 1988.

Sheila M. Rice has been Vice-President and Division Manager of the Great Falls division since April, 1993. Prior to that, she was Vice-President of Marketing and Consumer Services since 1988. She served as Vice-President, Marketing and Consumer Relations from 1987 to 1988, Assistant Vice-President for Marketing/Customer Relations from 1983 to 1987 and as Consumer Service Representative/Conservation Specialist for the Company from 1979 to 1983.

John C. Allen has been Vice-President of Human Resources and Corporate Counsel since 1992 and previously served as Corporate Counsel and Secretary of the Company since 1988. He served as Corporate Counsel and Assistant Secretary from November 1986 until 1988 and as Corporate Attorney of the Company (March, 1986-November 1986). From 1979 to 1986, Mr. Allen was employed as a staff attorney with the Montana Consumer Counsel.




Lynn F. Hardin has been Assistant Vice-President of Gas Supply since June 1, 1993. Prior to that, he was Assistant Vice-President of Division
Administration since 1989. He was Manager of Accounting and Administration of Cody Gas Company, a Division of The Coastal Corporation for five years prior to the acquisition of the Cody Gas Company by the Company in 1988.

Earl L. Terwilliger, Jr. has been Assistant Vice-President for Market Development since 1990. He served as Assistant Vice-President of Customer Accounting and Credit from 1988 to 1990 and Manager of Customer Accounting and Credit for the previous four years. Prior to that time, Mr. Terwilliger was office manager.

Ian B. Davidson has been a Director of the Company since 1969. Mr. Davidson has been Chairman and Chief Executive Officer of D. A. Davidson & Co. since October, 1970. Mr. Davidson also is a Director of Plum Creek Management Company, Great Falls Capital Corporation and serves on the Board of Governors of the Pacific Coast Stock Exchange and the National Association of Securities Dealers.

Timothy J. Moylan has been a Director of the Company since 1991. Mr. Moylan is President of the BelRad Group, South Pacific, Inc., and Natural Resources Group, Inc. These Companies are primarily involved in the natural gas brokerage business and related information processing services.

Thomas N. McGowen, Jr. has been a Director of the Company since 1978. Mr. McGowen is past President and Chairman of the Board of Pabst Brewing Company. Mr. McGowen is a Director of Federal Signal Corporation and Ribi Immunochem Corporation.

G. Montgomery Mitchell has been a Director of the Company since 1984. Mr. Mitchell was a Senior Vice-President and Director of Stone and Webster Management Consultants, Inc. until his retirement in 1993. Mr. Mitchell was responsible for Stone and Webster's services provided to natural gas utility and pipeline companies and managed their Houston, Texas office. He is presently retained by Stone and Webster for advisory and senior consulting services. Mr. Mitchell also is a Director of Mobile Gas Services Corporation (Alabama).

John Reichel has been a Director of the Company since 1984. Prior to his retirement he was Managing Director of the Montana Region of First Bank System, Inc. From 1983 to 1985, Mr. Reichel was Managing Director of the Western Montana Region of First Bank System, Inc. and from 1975 to 1983 served as President of First Bank Great Falls. Mr. Reichel retired from First Bank System, Inc. in 1987.

David A. Flitner has been a Director of the Company since 1988. MR. Flitner is owner of David Flitner Ranch and David Flitner Packing and Outfitting (Wyoming Companies) and Hideout Adventures, Inc., a recreational enterprise.

PART II

                Item 5. - Market for registrant's common equity and related stockholder matters.

Common Stock Prices and Dividend Comparison - Fiscal 1995 and Shares of the Company's Class A Common Stock are traded in the over-the-counter market on the NASDAQ (National Association of Securities Dealers Automated Quotation) system-symbol: EWST. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent the actual transactions. Prices are shown as a result of a 2-for-1 stock split, effective June 24, 1994.

Price Range - Fiscal 1995                    High           Low

First Quarter                           9 1/4               8 1/2
Second Quarter                          9 1/4               8
Third Quarter                           8 1/2               7 1/2
Fourth Quarter                          8 1/4               7 1/2
Year                                    9 1/4               7 1/2


Price Range - Fiscal 1994                    High           Low

First Quarter                           8 1/2               7 7/8
Second Quarter                          9 1/4               8
Third Quarter                           9 1/8               8 5/8
Fourth Quarter                          9 1/4               7 3/8
Year                                    9 1/4               7 3/8

Dividends: The Board of Directors normally consider approving common stock dividends for payments in March, June, September and January. Quarterly dividend payments per common share for Fiscal Years 1995 and 1994 were:

                                   Fiscal 1995         Fiscal 1994

September                          $.0950                $.0875
January                            $.0950                $.0875
March                              $.0950                $.0875
June                               $.1000                $.0950

Item 6. - Selected Financial Data

Set forth below is the historical financial data with respect to the Company for the years ended June 30, 1995, 1994, 1993, 1992 and 1991, and has been derived from, and should be read in conjunction with, the audited financial statements which appear elsewhere in this report. All information is expressed in thousands of dollars except share and per share information.

                                      1995       1994       1993       1992       1991
Operating Results:
 Operating Revenues               $  30,548   $ 29,347     $27,629  $ 22,951    $23,850
 Operating Expenses:
    Gas Purchased                    18,616     18,410      17,232    14,935     16,212
    Other                             6,380      5,979       5,454     4,399      3,815
    Maintenance                         306        331         376       259        275
    Depreciation and Amortization     1,559      1,464       1,286       976        745
    Taxes Other Than Income             595        527         540       464        390
    Total Operating Expenses         27,456     26,711      24,888    21,033     21,437

Operating Income:                     3,092      2,636       2,741     1,918      2,413
Other Income   Net                      175        199         139       113        116
Income Before Interest Charges        3,267      2,835       2,880     2,031      2,529
Total Interest Charges                  938        962         959       815        774
Income Before Income Taxes            2,329      1,873       1,921     1,216      1,755
Income Taxes                            816        614         637       384        683
Income Before Cumulative Effect
of Change in Acctg. Principle         1,513      1,259       1,284       832      1,072
Cumulative Effect of Change as of
  July 1, 1993 from Adoption of
  FASB 109                                0         92
Net Income

EPS Before Cumulative Effect of
  FASB 109                             0.68       0.57        0.59      0.39       0.51
Earnings Per Common Share              0.68       0.61        0.59      0.39       0.51
Dividends per Common Share             0.39       0.36        0.32      0.31       0.28

Weighted Ave. Common Shares
  Outstanding                     2,235,413   2,205,050  2,171,448 2,159,092  2,122,246
At Year End:
 Total Assets                     $  32,375    $ 28,786   $ 28,036  $ 22,375     19,663
 Current Liabilities              $   6,786    $  4,193   $  4,881  $  4,806  $   2,215

 Total Long-Term Obligations      $  10,435    $ 10,718   $ 11,050  $  6,735  $   6,956
 Total Stockholder s Equity       $  10,533    $  9,393   $  8,733  $  7,946  $   7,759
 Total Capitilization             $  20,968    $ 20,111   $ 19,783  $ 14,681  $  14,724


Supplementary Data (Unaudited)

                                  First     Second    Third     Fourth
                                 Quarter   Quarter   Quarter   Quarter

Fiscal Year 1995 Revenues        $ 3,297   $ 9,322   $ 10,000   $7,929
Operating Income (Loss)             (484)    1,486      1,829      261
Net Income (Loss)                   (386)      802      1,046       51
Net Income(Loss) Per Share         (0.17)     0.36       0.47     0.02

Fiscal Year 1994 Revenues        $ 3,978   $ 9,172    $ 9,768   $4,762
Operating Income (Loss)             (397)    1,146      1,833       54
Net Income
  Before a Cum. Effect              (320)      621      1,090     (132)
Net Income (Loss)                   (227)      621      1,090     (133)
Net Income
  Before Cum. Effect               (0.15)     0.28       0.50    (0.06)
Net income (Loss) Per Share        (0.11)     0.28       0.50    (0.06)


Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Consolidated Operations

RESULTS OF CONSOLIDATED OPERATIONS

Fiscal 1995 Compared to Fiscal 1994

Net Income
The Company's net income for fiscal 1995 was $1,513,000 compared to $1,351,000 in fiscal 1994, an increase of $162,000 or 12% over 1994. However fiscal 1994 net income included an accounting change of $92,365 due to the cumulative effect on prior years of the change in accounting for income taxes. Before the effect of the accounting change, net income increased $254,000 or 20% in 1995 over 1994. The notes to the financial statements further describe this accounting change. The following summary describes the components of the change between years.

Revenue
Operating revenues increased approximately 4%, primarily due to gas trading revenues; regulated utility revenues declined slightly as compared to the prior year, represented 76% of total revenues in 1995 versus 80% in fiscal 1994. Nonregulated revenues increased slightly due to growth in the nonregulated Arizona customer base, served by the Petrogas division.

Gross Margin
Gross margins (operating revenues less cost of gas sold and cost of gas trading) increased approximately $994,000 in 1995. Regulatory gross margins increased approximately $530,000, due to the Great Falls and Broken Bow divisions. The Great Falls division realized higher margins due to a timing difference in purchased gas costs. The Broken Bow gross margin increased due to customer growth in the Payson, Arizona area. The Cody gross margins remained relatively unchanged, even though sales were down. Nonregulated gross margins increased approximately $464,000, primarily due to additional gas trading activity.

Other Expenses
Operating expenses (excluding cost of gas sales) increased approximately $538,000 in 1995. The primary reasons for this increase was increased depreciation and amortization of approximately $95,000 reflecting the addition or acquisition of property, plant and equipment, while the remaining increase was due to inflation and additional personnel required in the growing operations of the Company.

As a result of the above changes in gross margins and offsetting increases in operation expenses and depreciation and amortization, operating income increased 17% from $2,636,000 in 1994 to $3,092,000 in 1995. Total interest expense for the Company was approximately $939,000 for fiscal 1995, down
slightly from $962,000 in fiscal 1994.   Other additions to or deductions from
operating income in determining net income remained comparable between the two years.



Fiscal 1994 Compared to Fiscal 1993

Net Income
The Company's net income for fiscal 1994 was $1,351,000 compared to $1,284,000 in fiscal 1993. The following summary describes the components of the change between years.

Operating revenues were approximately the same as the prior year. However, regulatory revenues, representing 80% of total revenues in 1994, declined primarily due to warmer than normal weather in the Great Falls and Cody markets. The weather related declines in revenue were partially offset by the addition of a new gas transportation contract and increased production at a manufacturing plant served by the Cody division, as well as the increased customer base in the Arizona market, which is served by the Broken Bow division. The decline in regulated revenues was offset by a comparable increase in the nonregulated revenues. Nonregulated revenues increased due to growth in the nonregulated Arizona customer base, served by the Petrogas division and increase gas marketing activities.

Gross margins (operating revenues less cost of gas sold) increased approximately $540,000. Regulatory gross margins remained relatively constant in both the Great Falls and Cody divisions, despite the decline in revenues, and reflected a $140,000 increase in the the Broken Bow division. The Cody gross margins remained relatively unchanged due to the addition of a transportation contract. The addition of the transportation contract offset the lower sales price and lower gross margin but increased usage by the manufacturing plant customer. The gross margins at the Great Falls division were also relatively constant due to changing a refinery customer from a gas supply contract to a transportation contract and the end of the three year phase-in period for open access gas supplies. The regulatory mechanism used to track the phase-in resulted in additional costs in 1994 that offset the increase in gross margins associated with the change in contract terms with the refinery customer. The Broken Bow division gross margins increased due to an expansion of the customer base. Nonregulated gross margins increased due to an increase in the customer base inthe Arizona market, and increased gas marketing activities, which contributed to the remaining increase in gross margins of approximately $400,000. However, the increases in gross margin were offset by an increase in operation and maintenance expenses and depreciation and amortization expenses of approximately $645,000. These increases were the result of additional maintenance activities and the addition of personnel. Of the total increase of $645,000, approximately $180,000 was the result of additional depreciation and amortization in 1994. This increase reflects the addition or acquisition of property, plant and equipment during thepast two years.

As a result of the above changes in gross margins and operation and maintenance expenses, operating income declined from $2,741,000 in 1993 to $2,636,000 in 1994. Other additions to or deductions from operating income in determining net income remained comparable between the two years. However, net income for 1994 was $1,350,000 an increase of $68,000 over 1993 due primarily to the cumulative effect on prior years of the change in accounting for income taxes. The notes to the financial statements further describe this accounting change.

OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS

                                                  Years Ended June 30
                                          1995          1994           1993
     (in thousands)
Operating revenues:
     Great Falls division              $16,812        $16,900        $18,163
     Cody division                       5,609          5,813          5,204
     Broken Bow division                 1,942          1,708          1,199

Total operating revenues                24,363         24,421         24,566
Gas purchased                           15,077         15,667         15,927
Gross Margin                             9,286          8,754          8,639
Operating expenses                       7,136          6,673          6,322
Interest charges    [see note below]       908            895            809
Other utility (income) expense-net        (126)          (106)           (68)
Federal and state income taxes             454            410            508

Net utility income                       $ 914          $ 882         $1,068
     [interest charges for utility and non-utility operations do not equal total interest charges for the Company, due to eliminating entries between entities.]

Fiscal 1995 Compared to Fiscal 1994

Revenues and Gross Margins
Utility operating revenues in fiscal 1995 were $24,363,000 compared to $24,421,000 in fiscal 1994. Gross margin, which is defined as operating revenues less gas purchased, was $9,286,000 for fiscal 1995 compared to $8,754,000 in fiscal 1994. Although utility revenues remained unchanged from fiscal 1994, margins increased 6% for fiscal 1995, primarily due to higher margins experienced by the Great Falls division when compared to margins experienced in fiscal 1994 as a result of a timing difference in purchased gas costs booked, as well as higher margins in the Broken Bow division as a result of growth in the Payson, Arizona area. The winter heating season in the Great Falls division in fiscal 1995 was approximately 1% warmer than fiscal 1994 and 1% warmer than "normal" (i.e., the average temperature during the preceding 30 years). The winter heating season in the Cody division was approximately 1% warmer than fiscal 1994 and 5% warmer than normal. The Broken Bow division experienced a 14% increase in revenues and a 24% increase in margins, as a result of growth in the Payson, Arizona area.

Operating Expenses
Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were $7,136,000 for fiscal 1995, as compared to $6,673,000 for fiscal 1994. The 7% increase in the period is due to increased depreciation and amortization, reflecting the addition or acquisition of property, plant and equipment, while the remaining increase was due to inflation and additional personnel required in the growing utility operations of the Company.

Interest Charges
Interest charges allocable to the Company's utility divisions were $908,000 in fiscal 1995, as compared to $895,000 in fiscal 1994. Short-term interest charges increased as a result of higher interest rates compared to a year ago, however this was offset by lower interest payments on long-term debt, due to repayment of principle.

Income Taxes
State and federal income taxes of the company's utility divisions was $454,000 in fiscal 1995, as compared to $410,000 in fiscal 1994. The 11% increase was primarily attributable to a $76,000 increase in pre-tax income of the utility divisions.


Fiscal 1994 Compared to Fiscal 1993

Revenues and Gross Margins
Utility operating revenues in fiscal 1994 were $24,421,000 compared to $24,566,000 in fiscal 1993. Gross margin, which is defined as operating revenues less gas purchased, was $8,754,000 for fiscal 1994 compared to $8,639,000 in fiscal 1993.
The .5% decrease in revenues, and yet a 1% increase in gross margin for fiscal 1994 were primarily due to the warmer heating season, and higher margins in the Broken Bow division. The winter heating season in the Great Falls division in fiscal 1994 was approximately 11% warmer than fiscal 1993 and 4% warmer than "normal" (i.e., the average temperature during the preceding 30 years). The winter heating season in the Cody division was approximately 7% warmer than fiscal 1993 and 11% warmer than normal. The Broken Bow division experienced a 154% increase in revenues and a 136% increase in margins, as a result of growth in the Payson, Arizona area.

Operating Expenses
Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were $6,673,000 for fiscal 1994, as compared to $6,322,000 for fiscal 1993. The 7% increase in the period reflects the inclusion of the Broken Bow division operating expenses for the full year, increases in employee benefits expense and normal inflationary trends. The Broken Bow division was purchased in fiscal 1993 with operations beginning on November 1, 1992.


Interest Charges
Interest charges allocable to the Company's utility divisions were $895,000 in fiscal 1994, as compared to $809,000 in fiscal 1993. The stable interest charges resulted from stable interest rates most of the year on short-term borrowing and interest savings realized from refunding certain industrial development revenue bonds of the company in September 1992 and refunding certain State Board of Investment Bonds in June 1993.

Income Taxes
State and federal income taxes of the company's utility divisions were $407,000 in fiscal 1994, as compared to $508,000 in fiscal 1993. The 20% decrease was primarily attributable to a $281,000 decrease in pre-tax income of the utility divisions.

OPERATING RESULTS OF EACH OF THE COMPANY'S NON-UTILITY SUBSIDIARIES

                                                Years Ended June 30
                                         1995           1994           1993
                                                  (in thousands)
ROCKY MOUNTAIN FUELS (RMF)
     Operating revenues                $3,902         $3,759         $3,243
     Cost of propane                    2,171          2,050          1,706
     Operating expenses                 1,484          1,399          1,181
     Other (income) expense-net           (33)           (67)           (14)
     Interest expense [see note below]     87            113            146
     Federal and state income taxes        71             85             84
     Cumulative effect on prior years
     of change in accounting for
          income taxes                                     4
Net income (loss)                      $  122         $  183           $140

VESTA
     Operating revenues                $   76         $   77           $400
     Gas trading revenue                3,239          1,965            333
     Operating expenses                   172            170            419
     Cost of gas trading                2,500          1,667            306
     Other (income) expense-net           (43)           (44)           (34)
     Federal and state income taxes       259             94             14
     Cumulative effect on prior years
     of change in accounting for
          income taxes                                    42
Net income (loss)                       $ 427           $197            $28




MONTANA SUN
     Operating revenues                   $99           $100            $99
     Operating expenses                    47             61             41
     Other (income) expense-net           (16)           (24)           (23)
     Interest expense [see note below]    (14)            (4)             3
     Federal and state income taxes        31             26             31
     Cumulative effect on prior years
     of change in accounting for
          income taxes                                    46
Net income (loss)                         $51            $87            $47


     [interest charges for utility and non-utility operations do not equal total interest charges for the Company, due to eliminating entries between entities.]


Non-Utility Operations

Rocky Mountain Fuels
For the fiscal year ended June 30, 1995, RMF generated net income of $122,000 compared to $183,000 for fiscal 1994. Approximately $68,000 of RMF's net income for fiscal 1995 was attributable to the Wyo L-P division, which serves northwestern Wyoming and Cooke City, Montana, and approximately $63,000 was attributable to the Petrogas division, which serves the Payson, Arizona area. RMF income decreased because of higher overheads, due to reallocation from the utility operation and normal inflationary trends along with higher depreciation. Missouri River Propane in Montana and Big Horn Answering Service in Cody, Wyoming account for the balance, which had a net loss for fiscal 1995.

For the fiscal year ended June 30, 1994, RMF generated net income of $183,000 compared to $140,000 for fiscal 1993.

Approximately $83,000 of RMF's net income for fiscal 1994 was attributable to the Wyo L-P division and approximately $106,000 was attributable to the Petrogas division. Petrogas division income increased substantially, due to growth in the Payson, Arizona area, as well as substantially increased margins, due to favorable propane purchases. In addition, RMF had higher net income of $4,200 due to the adoption of SFAS No. 109 which is accounting treatment related to income taxes. The balance of net income or loss is attributable to Missouri River Propane, a bulk propane distributor in Cascade, Montana and Big Horn Answering Service in Cody, Wyoming.

Vesta - Transenergy
For fiscal 1995, Vesta's net income was $427,000 compared to $198,000 for fiscal 1994, primarily due to increased gas marketing margins in Transenergy, Vesta's gas marketing subsidiary. In fiscal 1995, Vesta's gross marketing margin in gas trading activities increased approximately 148% to approximately $738,000 from $298,000 in fiscal 1994. This increase in margins was partially offset by the effect of a $42,000 increase to net income in Fiscal 1994 as a result from adoption of SFAS No.109.

For fiscal 1994, Vesta's net income was $198,000 compared to $28,000 for fiscal 1993. Revenues and earnings of Vesta increased primarily as a result of increased activity from Transenergy, Vesta's gas marketing division as well as the effect of an accounting change of $42,000 increase to net income. This increase resulted from adoption of SFAS No. 109, which changed the method of accounting for income taxes from the deferred method to the liability method.

Montana Sun
For fiscal 1995, Montana Sun's net income was $51,000 as compared to $87,000 for fiscal 1994 which had the effect of an accounting change, from adoption of SFAS No. 109.

For fiscal 1994, Montana Sun's net income was $87,000 as compared to $47,000 for fiscal 1993, primarily as a result of the effect of an accounting change, from adoption of SFAS No. 109.


Liquidity and Capital Resources
The Company's operating capital needs, as well as dividend payments and capital expenditures, are generally funded through cash flow from operating activities, short-term borrowing and liquidation of temporary cash investments. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company had borrowed long-term or issued equity securities to fund capital expansion projects or reduce short-term borrowing.

The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expense activity. The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases, financing of customer accounts receivable and capital expenditures. In general, the company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months. In addition during the past two years, the Company has used short-term borrowing to finance the acquisition of propane operations. Short-term borrowing utilized for construction or property acquisitions generally are replaced by permanent financing when it becomes economical and practical to do so.

At June 30, 1995, the Company had a $8,000,000 bank line of credit, of which $2,620,000 had been borrowed under the credit agreement. The short-term borrowings bear interest at the rate of 8 3/4% per annum as of June 30, 1995.

The company generated net cash from operating activities for fiscal 1995 of approximately $3,605,000 as compared to $2,851,000 for fiscal 1994. This change from fiscal 1994 is attributed to a $162,000 increase in net income, $249,000 increase in depreciation and amortization, $92,000 cumulative effect of an accounting change and other miscellaneous working capital changes, offset by approximately $302,000 decrease in deferred income taxes. Cash used in investing activities was approximately $4,262,000 for fiscal 1995, as compared to $1,817,000 for fiscal 1994. Capital expenditures for fiscal 1995 was approximately $4,700,000, primarily due to system expansion in all areas and construction of the West Yellowstone system. Partially offsetting these capital expenditures were proceeds received from a restricted deposit from the Series 1992A bonds deposited in a construction fund, drawn for specific capital projects in the Great Falls division of approximately $205,000, proceeds from the sale of property, plant and equipment of $80,000, proceeds from collection of long-term notes receivable of $79,000 and proceeds from contributions in aid of construction of $81,000.

The Company generated net cash from operating activities for fiscal 1994 of $2,851,000 as compared to $1,464,000 for fiscal 1993. This increase in cash generated from operations resulted from lower working capital requirement of approximately $1,200,000, and increased depreciation and amortization expenses of $197,000 and a $67,000 increase in net income. Cash used in investing activities was $1,817,000 for fiscal 1994, as compared to $4,445,000 for fiscal 1993. The decrease in capital expenditures for fiscal 1994 was primarily due to the proceeds received from a restricted deposit from the Series 1992A bonds deposited in a construction fund, drawn for specific capital projects in the Great Falls division and to non-use of cash, used last year in fiscal 1993, for the acquisition of the Payson, Arizona properties.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were $4.7 million in fiscal 1995 and approximately $2.6 million for fiscal 1994 and $3.7 million in fiscal 1993, including RMF's expenditures for the acquisition of propane operations. During fiscal 1995, approximately $1.6 million has been expended for the construction of the natural gas system in West Yellowstone, Montana and approximately $400,000 had been expended for gas system expansion projects for new subdivisions in the Broken Bow division's service area. Capital expenditures are expected to be approximately $5.5 million in fiscal 1996, including approximately $1.6 million for continued expansion into West Yellowstone, Montana, $1.3 million for the Broken Bow division, with the balance for maintenance and other special system expansion projects in the Great Falls and Cody divisions. The Company continues to evaluate opportunities to expand its existing businesses from time to time.

Information on the sources and uses of cash for the Company is included in the Consolidated Statements of Cash Flows on page 22 of the Company's 1995 Annual Report.

SEC Ratio of Earnings to Fixed Charges
For the twelve months ended June 30, 1995, 1994 and 1993, the Company's ratio of earnings to fixed charges was 2.93, 2.64 and 2.77 times, respectively. Fixed charges include interest related to long-term debt, short-term borrowing, certain lease obligations and other current liabilities.

Inflation
Capital intensive businesses, such as the Company's natural gas operations, are significantly affected by long-term inflation. Neither depreciation charges against earnings nor the rate-making process reflect the replacement cost of utility plant. However, based on past practices of regulators, these businesses will be allowed to recover and earn on the actual cost of their investment in the replacement or upgrade of plant. Although prices for natural gas may fluctuate, earnings are not impacted because gas cost tracking procedures semi-annually balance gas costs collected from customers with the costs of supplying natural gas. The Company believes that the effects of inflation, at currently anticipated levels, will not significantly affect results of operations.


Accounting for Income Taxes
In February 1992 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS") No. 109, "Accounting for Income Taxes." SFAS No.109 retains the current requirement to record deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes; however, the methodology for calculating and recording deferred income taxes has changed. Under the liability method adopted by SFAS No. 109, deferred tax liabilities or assets are computed using the tax rate that will be in effect when the temporary differences reverse. However, the changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized in operating results by regulated companies because of rate-making treatment and provisions in the Tax Reform Act of 1986. Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109. As permitted under the new rules, prior year's financial statements have not been restated. For regulated operations, the cumulative effect of this change in accounting method on July 1, 1993 resulted in the recording of a regulatory asset of approximately $601,000 and a regulatory liability of approximately $205,000. For nonregulated operations, the cumulative effect of this change in accounting method on July 1, 1993 was to increase net income by approximately $92,000.

Postretirement Benefits Other Than Pensions
In December 1990 the FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the projected future cost of providing postretirement benefits, such as health care which the Company provides, be recognized as an expense as employees render service rather than when paid. The cumulative effect of this accounting change may be recognized as a charge against income in the year adopted or, alternatively, on a deferred basis as part of the future annual benefit cost. The Company complied with SFAS No. 106 on July 1, 1993. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation.
The adoption of SFAS No. 106 did not have a significant effect upon results of operations. See Note 4 to the Consolidated Financial Statement for additional information.


Environmental Issues
The Company owned and operated a manufactured gas plant from 1909 to 1928.
The Company's service center and shop in Great Falls is presently located on the site. The five-acre site is one of approximately 1,500 manufactured gas plant sites listed on a national survey prepared for the Environmental Protection Agency in 1985. The Company has retained an environmental consulting firm to investigate the site for possible environmental contamination. The Company initiated the investigation on its own accord.
The consultant recently concluded a site investigation which indicated that some contamination exists on the site. The contamination consists of certain compounds from purifier wastes and coal tar. The Company has notified appropriate federal and state environmental authorities of the existence of such contamination. The results of this investigation has been submitted to the Montana Department of Health and Environmental Sciences. The Company's consultant has indicated that further environmental investigation or remediation may be necessary, but the Department has not yet requested or ordered such investigation or remediation. It is not possible at this time to determine the actual costs of the further investigation or remediation. Based upon a number of technical and regulatory assumptions that may change in the future, the Company's consultant has estimated that the cost of further investigation and remediation likely will be at least $300,000 and possibly could be higher by a material amount.

The Company, in November, 1994, filed an application with the Montana Public Service Commission, requesting a surcharge on customer bills to recover in rates, the projected costs associated with the investigation and any subsequent remediation that may occur. On May 30, 1995, the Montana Public Service Commission approved the surcharge associated with the investigation, assessment and remediation of the manufactured gas plant site, based on a two-year recovery of the initial balance of $182,736. The unamortized balance will earn the Great Falls division's last Montana Public Service Commission approved return on rate base to allow the Great Falls division to recover its time value of money. The Great Falls division is expected to complete remediation of the manufactured gas plant site at the lowest possible cost. Any cost increases beyond the initial amount must be requested by the Company. The Company intends to include such costs beyond the initial amount, in its rate applications to the Montana Public Service Commission when such
applications are made.   However, the Company cannot give assurance that such
costs will be recovered in that regulatory process. Management expects that recovery of a significant portion of, if not all, costs of remediation will be granted.


Subsequent Event
In August, 1995, the Company announced that it had signed a letter of intent and a definitive agreement to purchase the assets of Jackson Vangas in Jackson, Wyoming, for approximately $1,000,000, from Quantum Chemical (Suburban Propane Division) of Whippany, New Jersey. Jackson Vangas operates a propane vapor system which serves approximately 500 customers in and around Jackson, Wyoming, a city of approximately 5,000 people. The agreement is contingent upon the approval of the Wyoming Public Service Commission to grant ENERGY WEST a natural gas franchise to serve the Jackson Hole area. There are competing applications for the Jackson franchise and hearings are scheduled for Cheyenne, Wyoming starting August 23, 1995. It is anticipated that the Wyoming Public Service Commission will render their decision, as to which applicant will be granted the franchise, within thirty days of the close of the hearing. If a certificate to serve is granted, ENERGY WEST will eventually serve Jackson with natural gas through an LNG station, which would be constructed near Jackson.

Item 8. - Financial Statements and Supplementary Data

The financial statements and schedule listed in Item 14(a)(1) and (3) are included in this report beginning on page F-1.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

                                PART III

Item 10. - Directors and Executive Officer of the Registrant

Information concerning the directors and executive officers is included in
Part I, on pages 15 through 18. The information contained under the heading "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this item.

Item 11. - Executive Compensation

The information contained under heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12. - Security ownership of certain beneficial owners and management

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this item.

Item 13. - Certain relationships and related transactions

The information contained under the heading "Certain Transactions" in the Proxy Statement is incorporated herein by reference in response to this item.

                                    PART IV

Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8K

                                                              Page No.
(a) 1.  Index to Consolidated Financial Statements

     Report of Independent Auditors                               F-1

     Consolidated Balance Sheets - June 30, 1995 and 1994      F-2 - F-3

     Consolidated Statements of Income - Years ended
          June 30, 1995, 1994 and 1993                            F-4

     Consolidated Statements of Stockholders' Equity - Years
          ended June 30, 1995, 1994 and 1993                      F-5

     Consolidated Statement of Cash Flows - Years ended
          June 30, 1995, 1994 and 1993                         F-6 - F-7

     Notes to Consolidated Financial Statements                F-8 - F-23


     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3  Exhibits (See Exhibit Index on Page E-1)

(b)    Reports on Form 8-K
       None
                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ENERGY WEST INCORPORATED

/S/  Larry D. Geske                     /s/  William J. Quast
Larry D. Geske, President and                William J. Quast
Chief Executive Officer                      Vice-President, Treasurer,
and Chairman of the Board                    Controller and Assistant
                                        Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Larry D. Geske                                           9/27/95
Larry D. Geske      President and Chief Executive               Date
                    Officer and Acting Chairman of the Board

/s/ Ian B. Davidson                                           9/27/95
Ian B. Davidson                Director                         Date

/s/ Timothy J. Moylan                                         9/27/95
Timothy J. Moylan              Director                         Date

/s/ Thomas N. McGowen, Jr.                                    9/27/95
Thomas N. McGowen, Jr.         Director                         Date

/s/ G. Montgomery Mitchell                                    9/27/95
G. Montgomery Mitchell         Director                         Date

/s/ John Reichel                                              9/27/95
John Reichel                   Director                         Date

/s/ David A. Flitner                                          9/27/95
David A. Flitner               Director                         Date


                          EXHIBIT INDEX

EXHIBITS

3.1  Restated Articles of Incorporation of the Company, as amended (1)

3.2  Bylaws of the Company, as amended (1)

4.2 Indenture of Trust, dated as of November 1, 1979, relating to Series 1979 Industrial Development Revenue Bonds (1)

4.3 Loan Agreement, dated as of November 1, 1979, relating to Series 1979 Industrial Development Revenue Bonds (1)

4.4 Indenture of Trust, dated as of October 1, 1982, relating to Series 1982 Industrial Development Revenue Bonds (1)

4.5 Loan Agreement, dated as of October 1, 1982, relating to Series 1982 Industrial Development Revenue Bonds (1)

4.6 First Supplemental Indenture, dated as of December 1, 1985, relating to Series 1982-A Industrial Development Revenue bonds (1)

4.7 First Amendment to Loan Agreement, dated as of December 1, 1985, relating to Series 1982-A Industrial Development Revenue Bonds (1)

10.1 1984 Stock Option Plan (1)

10.2 Employee Stock Ownership Plan Trust Agreement (1)

10.3 PAYSOP Trust Agreement (1)

10.4 Gas Service Contract, dated July 11, 1985, between the Company and Montana Refining Company (1)

10.5 Demand Promissory Note, dated January 23, 1984, between the Company and Norwest Bank Great Falls, National Association (1)

13   Financial Statements and Schedules

22   Subsidiaries of the Registrant (included on page E-3)

24   Consent of Independent Auditors (included on page E-4)

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-1672) which became effective on January 8, 1986




                               E-1
************************************************************************