Form 10-Q
period 1995-09-30
ENERGY WEST INC
filed 1995-11-13
CIK 43350

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901
                            (d) OF
                        REGULATION S-T
                           FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

           Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

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

Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at September 30, 1995
(Common stock, $.15 par value) 2.279,928

                                  ENERGY WEST INCORPORATED
INDEX TO FORM 10-Q

                                                         Page No.

Part I - Financial Information

     Item 1 - Financial Statements

          Condensed consolidated balance sheets as of
          September 30, 1995 and June 30, 1995                      1

          Condensed consolidated statements of income -
          three months ended September 30, 1995 and 1994            2
          Condensed consolidated statements of cash
          flows - three months ended September 30, 1995 and 1994    3

          Notes to Condensed Consolidated Financial Statements    4-8

     Item 2 - Management's discussion and analysis of
     financial condition and results of operations               9-12

Part II   Other Information

     Item 1 - Legal Proceedings                                    13

     Item 2 - Changes in Securities                                13

     Item 3 - Defaults upon Senior Securities                      13

     Item 4 - Submission of Matters to a Vote of Security Holders  13

     Item 5 - Other Information                                    13

     Item 6 - Reports on Form 8-K                                  13

     Signatures
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                       September 30, 1995

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1995.

Note 2 - Earnings Per Common and Common Equivalent Share

Earnings per common share are computed based on the weighted average number of common shares issued and outstanding and common stock equivalents, if dilutive.

Note 3 - Principle Accounting Policies

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long--Lived Assets and for Long-Lived Assets to be Disposed Of, " effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also established the procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. The financial effect of adopting the new standard are not expected to be material to the Company's financial position or operations.

Certain reclassifications have been made to the quarterly fiscal 1995 consolidated financial statements to conform to the year-end fiscal 1995 presentation.


Note 4 - Income Taxes

Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At September 30, 1995, components of the Company's deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets:
   Allowance for doubtful accounts...........................$43,558
   Unamortized Investment Tax Credit.........................175,983
   Contributions in Aid of Construction......................103,189
   Other nondeductible accruals..............................168,824
   Total deferred tax assets.................................491,554

Deferred tax liabilities:
  Customer Refunds Payable................................... 266,762
 Property, Plant and Equipment..............................2,602,961
   Unamortized Debt Issue Costs...............................212,279
  Unamortized Environmental Study Costs.......................104,534
   Covenant Not to Compete.....................................92,222
   Total deferred tax liabilities...........................3,278,758

Net deferred tax liability.................................$2,787,204

Income tax expense consists of the following:

Current income taxes (benefits):
   Federal..................................................($429,163)
   State......................................................(77,705)
Total current income taxes (benefits)........................(506,868)
Deferred income taxes (benefits):
Excess tax depreciation........................................43,182
   Excess tax (book) amortization..............................(4,609)
   Recoverable cost of gas purchases......................... 182,237
   Environmental Cost Recovery ................................(5,941)
   Other......................................................(19,838) Total
deferred income taxes.........................................195,031
Investment tax credit, net.....................................(5,266)
Total income tax benefits...................................( 317,103)







Note 4 - Income Taxes (continued)

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense (benefit) at statutory rates - 34%.....................($273,088)
State income taxes, net of federal income taxes......................(22,285)
Amortization of deferred investment tax credits...................... (5,266)
Other................................................................(16,464)
Total income taxes (benefits)......................................($317,103)

Note 5 - Commitments and Contingencies

Commitments

The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1996 and ending in 2005. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiating every two years. Current prices per Mcf for these contracts range from $1.28 to $1.90. Based on current prices, the minimum take or pay obligation at September 30, 1995 for each of the next five years and in total is as follows:

Fiscal Year
   1996          2,630,414
   1997          1,659,614
   1998          1,460,894
   1999          1,460,894
   2000          1,460,894
Thereafter       5,188,606
   Total       $13,861,316

Natural gas purchases under these contracts for the years ended June 30, 1995, 1994 and 1993 approximated $6,203,000, $6,901,000, and $7,400,000, respectively.

Potential Acquisition

The Company signed a definitive purchase agreement for the acquisition of a propane vapor system, contingent on the Company obtaining regulatory approval for an exclusive natural gas franchise for the area where this system is located. The purchase price is approximately $920,000.



Note 5 - Commitments and Contingencies (Continued)

Environmental Contingency

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center and to store certain equipment and materials and supplies. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the state of Montana as hazardous to their environment. After management became aware of the potential of contamination on this site, it initiated an assessment of the property through the assistance of a qualified consulting firm. That assessment revealed the presence of certain hazardous material in quantities exceeding tolerances established for such material by regulatory authorities. After making required notifications of that condition to federal and state regulatory authorities, a report summarizing the assessment was filed with the State of Montana Department of Health and Environmental Science (MDHES). Subsequent to that submittal, the Company and its consultant have worked with the MDHES to arrive at a remediation option acceptable to the Company and MDHES. The costs incurred by the Company to date approximate $302,300 and have been capitalized as other deferred charges. Until further work is done regarding remediation alternative, no further estimate of the costs of remediation can be made.

The Company received formal approval from the Montana Public Service Commission to recover certain costs associated with the cleanup of this site. The Company has begun recovery of costs of $182,736 incurred at June 30, 1995 through a surcharge in billing rates effective July 1, 1995. Management intends to request, that future costs be recovered over in that same manner. Assuming the commission continues to approve such cost recovery, the Company does not anticipate a material affect on the Company's financial position as a result of the remediation over a similar time period



Note 6 - Operating Revenues and Expenses

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                      Three Months
                        Ended
                      September 30

                                      1995                1994

Operating Revenues:
Regulated utilities             $2,657,744            $2,652,616
Non-regulated operations           672,412               636,311
Gas Trading                        586,770               421,465
                                $3,916,926            $3,710,392

Operating Expenses:
  Gas Purchased:
Regulated                       $1,245,142            $1,417,333
Non-regulated                      307,689               272,322
Cost of gas trading                507,110               337,288
                                $2,059,941            $2,026,943

  Distribution, general and administrative:
Regulated                       $1,455,661            $1,288,974
Non-regulated                      317,280               281,291
                                $1,772,941            $1,570,265

  Maintenance:
Regulated                          $75,028               $75,334
Non-regulated                       15,885                   172
                                   $90,913               $75,506

  Depreciation and amortization:
Regulated                         $333,322              $294,104
Non-regulated                       92,878                88,581
                                  $426,200              $382,685

  Taxes other than income:
Regulated                         $127,506              $116,038
Non-regulated                       38,064                22,547
                                  $165,570              $138,585

  Income taxes (benefit):
Regulated                        ($315,171)            ($298,066)
Non-regulated                       (1,932)               20,633
                                 ($317,103)            ($277,433)


        FORM 10-Q
                     ENERGY WEST INCORPORATED

Item 2 - Management's Discussion and Analysis of Interim Financial Statements

The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated. The Company's utility operations are conducted through its Great Falls division and its Cody division. Since January 15, 1993, the Company has also been involved in the regulated distribution of propane to the public through an underground propane vapor distribution system in the Payson, Arizona area (Broken Bow Gas Company). In September, 1993, the Company began operating a new underground propane vapor distribution system in Cascade, Montana, a town located 23 miles southwest of Great Falls. The acquisition of Broken Bow Gas Company was effective as of November 1, 1992 and results of operations of Broken Bow since that time have been included in the Company's financial statements. The Company has received a non-exclusive franchise from the West Yellowstone City Council and approval from the Montana Public Service Commission, to serve the town of West Yellowstone, Montana with natural gas and has installed an underground natural gas system, which became operational in the Spring of 1995.

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

The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expense activity. The Company has greater need for short-term borrowings during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases, financing of customer accounts receivable and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months, and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months. In addition, two years ago, the Company used short-term borrowings to finance the acquisitions of its propane operations. Short-term borrowings utilized for construction or property acquisitions generally are replaced by permanent financing when it becomes economical and practical to do so. At September 30, 1995, the Company had a $8,000,000 bank line of credit, of which $7,150,000 had been borrowed. The Company increased its bank line of credit to $10,000,000 on October 31, 1995.

The Company used net cash in operating activities for the three months ended September 30, 1995 in the amount of $3,122,229, as compared to $1,871,032 for the three months ended September 30, 1994 and was primarily due to timing differences related to lower rates to customers for gas purchases, while gas purchases costs were equal or higher than last year, timing related prepaid gas contracts at a Rocky Mountain Fuel division, higher taxable income this year compared to last, pension plan deposits now made annually instead of quarterly last year and higher payment to the Company's incentive plan this fiscal year. Cash used in investing activities was $1,348,409 for the three months ended September 30, 1995, as compared to $1,341,543 for the three months ended September 30, 1994. Cash provided by financing activities was approximately $4,174,0000 for the three months ended September 30, 1995, as compared to approximately $2,920,000 for the three months ended September 30, 1994. The increase in cash provided by financing activities resulted primarily from an increase in short-term borrowings of approximately $1,115,000, a reduction in the repayment of short-term debt of approximately $202,000, offset by an increase in the repayment of long-term debt of approximately $77,000 and a decrease in the sale of Common Stock of approximately $48,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures, excluding RMF's expenditures for the acquisition of propane operations, were approximately $4.5 million in fiscal 1995 and approximately $2.5 to $2.3 million for the previous two fiscal years. The Company expects to incur approximately $5.5 million for capital expenditures in fiscal 1996. As of September 30, 1995, approximately $317,000 of that amount had been expended.




Results of Consolidated Operations

Comparison of First Quarter of Fiscal 1996 Ended September 30, 1995 and Fiscal 1995 Ended September 30, 1994

The Company's net loss for the first quarter ended September 30, 1995 was ($467,137) compared to ($386,118) for the quarter ended September 30, 1994.

The increase in the 1996 net loss was primarily due to an increase in distribution, general, administrative and maintenance expenses, an increase in depreciation, due to capital additions and an increase in other taxes.

Utility Operations -

Utility operating revenues in the first quarter of fiscal 1996 were $2,657,744 compared to $2,652,616 for the first quarter of fiscal 1995. Gross Margin, which is defined as operating revenues less gas purchased, was $1,412,602 for the first quarter of fiscal 1996 compared to gross margin of $1,235,283 for the first quarter of fiscal 1995. Gross margins increased 14% because of higher margin natural gas transportation sales in the Great Falls division and higher margins in the Broken Bow and Cody divisions due to customer growth.

Overall revenues in the first quarter of fiscal 1996 approximated revenues in the first quarter of fiscal 1995.

Operating Expenses -

Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $1,531,000 for the first quarter of fiscal 1996 as compared to $1,364,000 for the same period in fiscal 1995. The 12% increase in the period is generally due to normal inflationary trends and a higher payout for the regulated operation's incentive plans for employees.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $225,000 for the first quarter of fiscal 1996, as compared to $229,000 in the comparable period in fiscal 1995, due primarily to lower long-term debt interest due to the repayment of long-term debt, partially offset by increased short-term interest costs, due to increased short-term borrowing.








Income Taxes -

The state and federal income tax benefit of the Company's utility divisions were approximately ($315,000) for the first quarter of fiscal 1996, as compared to approximately ($298,000) for the same period in fiscal 1995. The increase in the income tax benefit was due to a higher pre-tax loss of the utility divisions.

Non-Regulated Operations -

Rocky Mountain Fuels -

For the three months ended September 30, 1995, RMF generated a net loss of approximately ($66,000) compared to a net loss of approximately ($14,000) for the three months ended September 30, 1994. Approximately $37,000 of RMF's net loss for the first quarter of fiscal 1996 was attributable to the Petrogas division in Arizona, while approximately $20,000 was attributable to the Wyo L-P Gas division in Wyoming. Missouri River Propane and Big Horn Answering Service account for the balance, which had a loss for the quarter. Missouri River Propane in Montana is a new bulk propane operation in the Cascade, MT area, and Big Horn Answering Service is located in Cody, WY. RMF's gross margins decreased for the three months ended September 30, 1995 compared to the same period last year, due primarily to competition in the areas served by the Wyo L-P gas division in the Wyoming area, requiring a freeze in retail propane prices, even though costs of propane increased. In addition, higher operating expenses, due to normal inflationary trends, tempered somewhat by continued customer growth in the Petrogas division in the Payson, Arizona area, increased the net loss.

Vesta -

For the three months ended September 30, 1995, Vesta's net income was approximately $29,000 compared to $41,000 for the three months ended September 30, 1994, primarily due to higher interest costs, due to increased short-term borrowing required for higher gas inventories for Vesta's gas marketing subsidiary Transenergy.

Montana Sun, Inc. -

For the three months ended September 30, 1995, Montana Sun, Inc.'s net income was approximately $10,000 compared to $11,000 for the three months ended September 30, 1994, primarily due to higher interest on long-term debt allocated.


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

          B. No reports on Form 8-K have been filed during the quarter ended September 30, 1995.



















                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   /s/Larry D. Geske
   _______________________________
   (Larry D. Geske, President and
    Chief Executive Officer)



Dated November 13, 1995

   /s/  William J. Quast
   __________________________________
   (William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary




I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements
                                               FORM 10Q
                                          ENERGY WEST INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       ASSETS
                                                        September 30                   June 30
                                                               1995                      1995
      Current Assets:
          Cash                                             $210,502                  $507,450
          Restricted Deposit with Trustee                    73,885                    59,556
          Accounts Receivable (net)                       2,877,151                 3,042,603
          Natural Gas and Propane Inventory               2,399,167                 1,686,704
          Materials and Supplies                            596,973                   458,596
          Prepayments and other                             425,191                    59,761
          Refundable Income Tax Payments                    711,595                   241,798
          Recoverable Cost of Gas Purchases                 860,000                   125,410
          Deferred income taxes - current                   179,758                    81,398

                Total Current Assets                      8,334,221                 6,263,276

        Investments                                          12,476                    12,476

        Notes Receivable Due After One Year                  15,288                    15,984

        Property, Plant and Equipment-Net                24,426,808                23,550,337

        Deferred Charges                                  2,962,917                 2,532,708

        Total Assets                                    $35,751,710               $32,374,781

                                          CAPITALIZATION AND LIABILITIES

        Capitalization and liabilities:
        Current Liabilities:
          Note payable to bank                           $7,150,000                $2,620,000
          Long-term debt due within one year                380,340                   365,833
          Accounts Payable - Gas Purchases                1,233,347                 1,535,736
          Other Current and Accrued Liabilities           1,710,255                 2,264,424

                Total Current Liabilities                10,473,942                 6,785,993

        Deferred Credits                                  5,148,006                 4,621,073
          Long-term obligations                          10,084,809                10,434,957

          Stockholders' Equity
            Preferred Stock                                      $0                        $0
            Common Stock(2,279,928andd )es were
            2,254,138 shares were outstanding at
            September 30,1995 and June 30, 1995
            respectively)                                   341,990                   338,121
            Capital in Excess of Par Value                2,320,198                 2,117,730
            Retained Earnings                             7,382,765                 8,076,907

              To Stockholder's Equity                    10,044,953                10,532,758


        Total Capitalization and Liabilities            $35,751,710               $32,374,781


        The accompanying notes are an integral part of these condensed financial statements.

                                                    -1-




                                          FORM 10Q
                                          ENERGY WEST INCORPORATED
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months and
                                                              Year-To-Date
                                                               September 30

                                                              1995         1994
        Operating revenue:
          Regulated utilities                           $2,657,744   $2,652,616
          Nonregulated operations                          672,412      636,311
          Gas trading                                      586,770      421,465
        Total Revenue                                    3,916,926    3,710,392
        Operating Expenses
        Gas Purchased                                    1,552,831    1,689,655
          Cost of gas trading                              507,110      337,288
          Distribution, general and administrative       1,772,941    1,570,265
          Maintenance                                       90,913       75,506
          Depreciation and Amortization                    426,200      382,685
          Other Taxes                                      165,570      138,585

                Total Operating Expenses                 4,515,565    4,193,984

        Operating Loss                                    (598,639)    (483,592)

        Other Income (Loss) - Net                           66,223       55,594

        Loss before interest charges and
          income tax benefit                              (532,416)    (427,998)

        Interest Charges:
          Long-Term Debt                                   175,991      181,155
          Other                                             75,833       54,398

                Total Interest Charges                     251,824      235,553

        Loss before income tax benefit                    (784,240)    (663,551)

        Provisio for Income tax benefit                   (317,103)    (277,433)

        Net Loss                                         ($467,137)   ($386,118)

        Loss Per Share of Common and
          Common Equivalent Stock:

        Loss per share                                      ($0.21)      ($0.17)


        Dividends per common share                         $0.1000      $0.0950

        Weighted Average Common
        Shares Outstanding                               2,265,050    2,221,248

        The accompanying notes are an integral part of these condensed financial statements.
                                                  -2-











                                          FORM 10Q
                                       ENERGY WEST INCORPORATED
                                Condensed Consolidated Statements of Cash Flows

                                                                         Three Months Ended

                                                                            September 30
                                                                            1995         1994
        Operating Activities:
               Net Loss                                                ($467,137)   ($386,118)

             Adjustment to Reconcile Net Loss to Cash Flows:
               Depreciation and Amortization                             556,800      401,151
               Investment Tax Credit - Net                                (5,266)      (5,266)
               Deferred Income Taxes - Net                               246,159      120,458
               (Gain) Loss on Sale of Property, Plant & Equipment              0       (1,164)
               Changes in Working Capital Amounts Other than Cash an  (3,452,785)  (2,000,093)

                Net Cash Provided by (Used In) Operating Activities   (3,122,229)  (1,871,032)


        Investing Activities:
               Construction Expenditures                              (1,369,714)  (1,402,094)
               Restricted Deposits                                             0        2,031
               Collection of Long-Term Notes Receivable                      696        6,639
               Proceeds from Contributions in Aid of Construction         20,609          546
               Proceeds from Sale of Property, Plant & Equipment               0       51,335
                   Net Cash Provided by (Used In) Investing Activiti  (1,348,409)  (1,341,543)

        Financing Activities:
               Proceeds from Notes Payable                             6,165,000    5,050,000
               Proceeds from Long-Term Debt                             (335,641)    (258,293)
               Repayment of Short-Term Borrowings                     (1,635,000)  (1,837,000)
               Proceeds from Sale of Common Stock                        127,117      174,964
               Dividends on Common Stock                                (147,786)    (209,284)

                 Net Cash Provided by (Used In) Financing Activities   4,173,690    2,920,387


                 Net Increase (Decrease) in Cash and Cash Equivalent    (296,948)    (292,188)


                 Cash and Cash Equivalents at Beginning of Year          507,450      512,213


                 Cash and Cash Equivalents at End of Period             $210,502     $220,025

        The accompanying notes are an integral part of these condensed financial statements.

                                                    -3-