Form 10-Q
period 1995-12-31
ENERGY WEST INC
filed 1996-02-14
CIK 43350

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE
                    901(d) OF REGULATION S-T
                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

              Quarterly Report under section 13 or 15(d)
                of the Securities Exchange Act of 1934

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                                  OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

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

Class Outstanding at December 31, 1995
(Common stock, $.15 par value) 2,281,407

ENERGY WEST INCORPORATED
INDEX TO FORM 10-Q

                                                              Page No.

Part I - Financial Information

     Item 1 - Financial Statements

          Condensed consolidated balance sheets as of
          December 31, 1995 and June 30, 1995                        1

          Condensed consolidated statements of income -
          three months and six months ended December 31, 1995 and 19942 Condensed consolidated statements of cash
          flows - six months ended December 31, 1995 and 1994        3

          Notes to Condensed Consolidated Financial Statements     4-8

     Item 2 - Management's discussion and analysis of
          financial condition and results of operations             9-14

Part II   Other Information

     Item 1 - Legal Proceedings                                     15

     Item 2 - Changes in Securities                                 15

     Item 3 - Defaults upon Senior Securities                       15

     Item 4 - Submission of Matters to a Vote of Security Holders   15

     Item 5 - Other Information                                     15

     Item 6 - Reports on Form 8-K                                   15

     Signatures
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                          September 30, 1995

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1995.

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

Certain reclassifications have been made to the quarterly and six month period for fiscal 1995 consolidated financial statements to conform to the year-end fiscal 1995 presentation.






Note 4 - Income Taxes

Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 1995, components of the Company's deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets:
   Allowance for doubtful accounts.................................$44,796
   Unamortized Investment Tax Credit...............................175,983
   Contributions in Aid of Construction............................111,313
   Other nondeductible accruals....................................173,308
   Total deferred tax assets...................................... 505,400

Deferred tax liabilities:
  Customer Refunds Payable........................................  369,318
  Property, Plant and Equipment...................................2,697,984
   Unamortized Debt Issue Costs.....................................208,731
   Unamortized Environmental Study Costs...........................  92,265
   Covenant Not to Compete...........................................91,162
   Total deferred tax liabilities.................................3,459,460

Net deferred tax liability.......................................$2,954,060

Income tax expense consists of the following:

Current income taxes (benefits):
   Federal....................................  ($221,269)
   State..........................................(44,626)
Total current income taxes (benefits)   .........(265,895)
Deferred income taxes (benefits):
   Excess tax depreciation.........................84,425
   Excess tax (book) amortization................. (9,217)
   Recoverable cost of gas purchases............. 284,793
   Environmental Cost Recovery ................... (9,065)
   Other...........................................12,992 Total deferred income taxes............................................ 363,928
Investment tax credit, net........................(10,531)
Total income tax benefits........................ $87,502








Note 4 - Income Taxes (continued)

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense (benefit) at statutory rates - 34%......................  $88,466
State income taxes (benefit), net of federal income taxes............. 10,951
Amortization of deferred investment tax credits...................... (10,531)
Other................................................................. (1,384)
Total income taxes (benefits)........................................ $87,502

Note 5 - Commitments and Contingencies

Commitments

The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1996 and ending in 2005. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiating every two years.
Current prices per Mcf for these contracts range from $1.28 to $1.90. Based on current prices, the minimum take or pay obligation at December 31, 1995 for each of the next five years and in total is as follows:

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

Potential Acquisition - Nullified

The Company had signed a definitive purchase agreement for the acquisition of a propane vapor system, contingent on the Company obtaining regulatory approval for an exclusive natural gas franchise, in Jackson, Wyoming, where this system is located. The purchase price was approximately $920,000. In December, 1995, the Wyoming Public Service Commission granted a natural gas franchise to a competing utility, which now serves electricity in the Jackson Hole area, thus nullifying the purchase agreement.


Note 5 - Commitments and Contingencies (Continued)

Environmental Contingency

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center and to store certain equipment and materials and supplies. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the state of Montana as hazardous to their environment. After management became aware of the potential of contamination on this site, it initiated an assessment of the property through the assistance of a qualified consulting firm. That assessment revealed the presence of certain hazardous material in quantities exceeding tolerances established for such material by regulatory authorities. After making required notifications of that condition to federal and state regulatory authorities, a report summarizing the assessment was filed with the State of Montana Department of Health and Environmental Science (MDHES). Subsequent to that submittal, the Company and its consultant have worked with the MDHES to arrive at a remediation option acceptable to the Company and MDHES. The costs incurred by the Company to date approximate $307,600 and have been capitalized as other deferred charges. Until further work is done regarding remediation alternative, no further estimate of the costs of remediation can be made.

The Company received formal approval from the Montana Public Service Commission to recover certain costs associated with the cleanup of this site. The Company has begun recovery of costs of $182,736 incurred at June 30, 1995 through a surcharge in billing rates effective July 1, 1995. Management intends to request, that future costs be recovered in that same manner. Assuming the commission continues to approve such cost recovery, the Company does not anticipate a material affect on the Company's financial position as a result of the remediation over a similar time period.



Note 6 - Operating Revenues and Expenses

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                                       Three Months                                          Six Months
                                          Ended                                                       Ended
                                        December 31                                         December 31
                                  1995                1994                1995                 1994

Operating Revenues:
Regulated utilities            $7,060,020        $8,363,454           $9,717,764         $11,016,070
Non-regulated operations        1,140,256         1,191,964            1,812,668           1,828,275
Gas Trading                     1,440,204           981,287            2,026,974           1,402,752
                               $9,640,480       $10,536,705          $13,557,406         $14,247,097

Operating Expenses:
  Gas Purchased:
Regulated                      $4,071,795        $5,405,841           $5,316,937          $6,823,174
Non-regulated                     620,045           582,180              927,734             854,502
Cost of gas trading             1,271,188           897,292            1,778,298           1,234,580
                               $5,963,028        $6,885,313           $8,022,969          $8,912,256

  Distribution, general and administrative:
Regulated                      $1,386,178        $1,286,344           $2,841,839          $2,575,318
Non-regulated                     318,316           257,561              635,596             538,852
                               $1,704,494        $1,543,905           $3,477,435          $3,114,170

  Maintenance:
Regulated                         $65,091           $59,326             $140,119            $134,660
Non-regulated                      16,846            25,689               32,731              25,861
                                  $81,937           $85,015             $172,850            $160,521

  Depreciation and amortization:
Regulated                        $345,651          $293,094             $678,973            $587,198
Non-regulated                      96,314            92,054              189,192             180,635
                                 $441,965          $385,148             $868,165            $767,833

  Taxes other than income:
Regulated                        $113,353          $124,812             $240,859            $240,850
Non-regulated                      31,575            26,516               69,639              49,063
                                 $144,928          $151,328             $310,498            $289,913

  Income taxes:
Regulated                        $329,546          $372,156              $14,375             $74,090
Non-regulated                      75,059            76,400               73,127              97,033
                                 $404,605          $448,556              $87,502            $171,123


  FORM 10-Q
                            ENERGY WEST INCORPORATED

Item 2 - Management's Discussion and Analysis of Interim Financial Statements

The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated. The Company's utility operations are conducted through its Great Falls division, which includes Great Falls Gas Company, Cascade Gas Company and West Yellowstone Gas Company in Montana, its Cody division in Cody, Wyoming and the Broken Bow division in Payson, Arizona. The Company installed an underground natural gas system in the town of West Yellowstone, Montana, which became operational in the Spring of 1995.

The Company conducts certain non-utility operations through its three wholly-owned subsidiaries: Rocky Mountain Fuels, Inc. (RMF), a distributor of bulk propane in northwestern Wyoming, Cascade, Montana and the Payson, Arizona areas; Vesta, Inc. (Vesta), which is engaged in oil and gas development and gas marketing in Montana and Wyoming, and Montana Sun, Inc., which owns one commercial property and one parcel of undeveloped land in Great Falls, Montana.

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

The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expense activity. The Company has greater need for short-term borrowings during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases, financing of customer accounts receivable and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months, and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months. This past fiscal year and during this first six months of Fiscal 1996, the Company used short-term borrowing for construction of the natural gas system in West Yellowstone, Montana and expansion of its natural gas systems in Great Falls, Montana, Cody, Wyoming and Payson, Arizona. Short-term borrowings utilized for construction or property acquisitions generally are replaced by permanent financing when it becomes economical and practical to do so. At December 31, 1995, the Company had a $10,000,000 bank line of credit, of which $9,355,000 had been borrowed. The Company increased its bank line of credit to $10,000,000 on October 31, 1995.




The Company used net cash in operating activities for the six months ended December 31, 1995 in the amount of approximately $4,199,000, as compared to $1,021,000 for the six months ended December 31, 1994 and was primarily due to timing differences related to lower rates to customers for gas purchases, while gas purchases costs were equal or higher than last year, timing related prepaid gas contracts at a Rocky Mountain Fuel division, pension plan deposits now made annually instead of quarterly last year and higher payment to the Company's incentive plan this fiscal year. Cash used in investing activities was approximately $2,160,000 for the six months ended December 31, 1995, as compared to $2,078,000 for the six months ended December 31, 1994. Cash provided approximately $6,235,000 for the six months ended December 31, 1995, as compared to approximately $3,111,700 for the six months ended December 31, 1994. The increase in cash provided by financing activities resulted from an increase in short-term borrowings of approximately $1,855,000 and a reduction in the repayment of short-term debt of approximately $1,365,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures, excluding RMF's expenditures for the acquisition of propane operations, were approximately $4.5 million in fiscal 1995 and approximately $2.5 to $2.3 million for the previous two fiscal years. The Company expects to incur approximately $5.5 million for capital expenditures in fiscal 1996.
As of December 31, 1995, approximately $2.2 million of that amount had been expended.


Results of Consolidated Operations

Comparison of Second Quarter of Fiscal 1996 Ended December 31, 1995 and Fiscal 1995 Ended December 31, 1994

The Company's net income for the second quarter ended December 31, 1995 was $651,846 compared to $801,698 for the quarter ended December 31, 1994.

The decrease in the 1996 net income was primarily due to an increase in distribution, general, administrative and maintenance expenses and an increase in depreciation and short-term interest costs, due to capital additions.

Utility Operations -

Utility operating revenues in the second quarter of fiscal 1996 were $7,060,020 compared to $8,363,454 for the second quarter of fiscal 1995. Gross Margin, which is defined as operating revenues less gas purchased, was $2,988,225 for the second quarter of fiscal 1996 compared to gross margin of $2,957,613 for the second quarter of fiscal 1995. Gross margins increased 1% because of higher margin from natural gas transportation sales in the Great Falls division.

Overall revenues in the second quarter of fiscal 1996 was lower than revenues in the second quarter of fiscal 1995, due to the warmer than normal temperatures experienced in Wyoming and Arizona and a rate decrease in the Great Falls division, effective July 1, 1995, ordered by the Montana Public Service Commission.

Operating Expenses -

Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $1,450,000 for the second quarter of fiscal 1996 as compared to $1,346,000 for the same period in fiscal 1995. The 8% increase in the period is generally due to normal inflationary trends and a higher payout for the regulated operation's incentive plans for employees.

Other Income -

Other Income in the second quarter of fiscal 1996 was approximately $94,000 as compared to $41,000 for the same period in fiscal 1995. The 129% increase was generally due to new appliance and service sales in the West Yellowstone District, increased appliance and service sales in Cody, Wyoming and certain reclassifications.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $314,000 for the second quarter of fiscal 1996, as compared to $268,000 in the comparable period in fiscal 1995. Long term debt interest decreased slightly, however, short term interest increased primarily due to facility expansion, which has been temporarily financed with short term debt.

Income Taxes -

The state and federal income taxes of the Company's utility divisions were approximately $330,000 for the second quarter of fiscal 1996, as compared to approximately $372,000 for the same period in fiscal 1995. The decrease in income taxes was due to lower pre-tax income of the utility divisions.


Non-Regulated Operations -

Rocky Mountain Fuels -

For the three months ended December 31, 1995, RMF generated net income of approximately $41,000 compared to net income of approximately $87,000 for the three months ended December 31, 1994. Approximately $4,000 of RMF's reduction in net income for the second quarter of fiscal 1996 was attributable to the Petrogas division in Arizona, while approximately $39,000 was attributable to the Wyo L-P Gas division in Wyoming. Missouri River Propane and Big Horn Answering Service account for the balance, which had a loss for the quarter. Missouri River Propane in Montana is a new bulk propane operation in the Cascade, MT area, and Big Horn Answering Service is located in Cody, WY.
RMF's gross margins decreased for the three months ended December 31, 1995 compared to the same period last year, due primarily to competition in the areas served by the Wyo L-P gas division in the Wyoming area, requiring a freeze in retail propane prices, even though costs of propane increased. In addition, higher operating expenses, due to normal inflationary trends and warmer than normal weather in the Company's Wyoming and Arizona service areas decreased net income.

Vesta -

For the three months ended December 31, 1995, Vesta's net income was approximately $83,000 compared to $51,000 for the three months ended December 31, 1994, primarily due to higher margins experienced by Transenergy, Vesta's gas marketing subsidiary.

Montana Sun, Inc. -

For the three months ended December 31, 1995, Montana Sun, Inc.'s net income was approximately $21,000 compared to $17,000 for the three months ended December 31, 1994, primarily due to higher interest income on working capital invested on a short-term basis.

Results of Consolidated Operations

Comparison of Six Months Ended December 31, 1995 and Fiscal 1995 Ended December 31, 1994

The Company's net income for the first six months ended December 31, 1995 was $184,709 compared to $415,580 for the six months ended December 31, 1994.

The decrease in the Fiscal 1996 net income was primarily due to an increase in distribution, general, administrative and maintenance expenses and an increase in depreciation and short-term interest costs, due to capital additions.

Utility Operations -

Utility operating revenues in the first six months of fiscal 1996 were $9,717,764 compared to $11,016,070 for the first six months of fiscal 1995. Gross Margin, which is defined as operating revenues less gas purchased, was approximately $4,400,000 for the first six months of fiscal 1996 compared to gross margin of approximately $4,193,000 for the first six months of fiscal 1995. Gross margins increased 5% because of higher margin natural gas transportation sales in the Great Falls and Cody divisions.

Overall revenues in the first six months of fiscal 1996 was lower than revenues in the first six months of fiscal 1995, due to the warmer than normal termperatures experienced in the Company's divisions in Wyoming and Arizona and a rate decrease in the Great Falls division in Montana, effective July 1, 1995.

Operating Expenses -

Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $2,982,000 for the first six months of fiscal 1996 as compared to $2,710,000 for the same period in fiscal 1995. The 10% increase in the period is generally due to normal inflationary trends, less payroll capitalized since the completion of the West Yellowstone system and a higher payout for the regulated operation's incentive plans for employees.

Other Income -

Other Income in the first six months of fiscal 1996 was approximately $160,000 as compared to $97,000 for the same period in fiscal 1995. The 65% increase was generally due to new applicance and service sales in the West Yellowstone District, increased appliance and service sales in Cody, Wyoming and certain reclassifications.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $539,000 for the first six months of fiscal 1996, as compared to $498,000 in the comparable period in fiscal 1995. Long term debt interest decreased slightly, however, short term interest increased primarily due to facility expansion, which has been temporarily financed with short term debt.

Income Taxes -
The state and federal income taxes of the Company's utility divisions were approximately $14,000 for the first six months of fiscal 1996, as compared to approximately $74,000 for the same period in fiscal 1995. The decrease in income taxes was due to lower pre-tax income of the utility divisions.



Non-Regulated Operations -

Rocky Mountain Fuels -

For the six months ended December 31, 1995, RMF generated a net loss of approximately ($25,000) compared to net income of approximately $73,000 for the first six months ended December 31, 1994. Approximately $60,000 of RMF's reduction in net income for the first six months of fiscal 1996 was attributable to the Wyo LP Gas division in Wyoming, while approximately
$25,000 was attributable to the Petrogas division in Arizona. Missouri River Propane and Big Horn Answering Service account for the balance, which had a loss for the six month period. Missouri River Propane in Montana is a new bulk propane operation in the Cascade, MT area, and Big Horn Answering Service is located in Cody, WY. RMF's gross margins decreased approximately 6% for the six months ended December 31, 1995 compared to the same period last year, due primarily to competition in the areas served by the Wyo L-P gas division in the Wyoming area, requiring a freeze in retail propane prices, even though costs of propane increased. In addition, higher operating expenses, due to normal inflationary trends and warmer than normal weather in the Company's Wyoming and Arizona service areas decreased net income.

Vesta -

For the six months ended December 31, 1995, Vesta's net income was approximately $113,000 compared to $92,000 for the six months ended December 31, 1994, primarily due to higher margins experienced by Transenergy, Vesta's gas marketing subsidiary, as a result of increased sales.

Montana Sun, Inc. -

For the six months ended December 31, 1995, Montana Sun, Inc.'s net income was approximately $31,000 compared to $27,000 for the six months ended December 31, 1994, primarily due to higher interest income on working capital invested on a short-term basis.



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

          B. No reports on Form 8-K have been filed during the quarter ended December 31, 1995.






                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   /s/Larry D. Geske
   _______________________________
   (Larry D. Geske, President and
    Chief Executive Officer)



Dated February 13, 1996

   /s/  William J. Quast
   __________________________________
   (William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary