Form 10-Q
period 1996-03-31
ENERGY WEST INC
filed 1996-05-15
CIK 43350

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

For the quarterly period ended March 31, 1996
                                  OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

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

Class Outstanding at March 31, 1996
(Common stock, $.15 par value) 2,308,579


              ENERGY WEST INCORPORATED
                INDEX TO FORM 10-Q

                                                              Page No.

Part I - Financial Information

     Item 1 - Financial Statements

          Condensed consolidated balance sheets as of
          March 31, 1996 and June 30, 1995                           1

          Condensed consolidated statements of income -
          three months and nine months ended March 31, 1996
          and 1995                                                   2

          Condensed consolidated statements of cash
          flows - nine months ended March 31, 1996 and 1995          3

          Notes to Condensed Consolidated Financial
          Statements                                               4-8

     Item 2 - Management's discussion and analysis of
             financial condition and results of operations        9-14

Part II   Other Information

     Item 1 - Legal Proceedings                                     15

     Item 2 - Changes in Securities                                 15

     Item 3 - Defaults upon Senior Securities                       15

     Item 4 - Submission of Matters to a Vote of Security
             Holders                                                15

     Item 5 - Other Information                                     15

     Item 6 - Reports on Form 8-K                                   15

     Signatures
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                            March 31, 1996

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1995.

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

Certain reclassifications have been made to the quarterly and nine month period for fiscal 1995 consolidated financial statements to conform to the year-end fiscal 1995 presentation.

Note 4 - Income Taxes

Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At March 31, 1996, components of the Company's deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets:
   Allowance for doubtful accounts........................    $46,278
   Unamortized Investment Tax Credit......................    175,983
   Contributions in Aid of Construction...................    113,655
   Other nondeductible accruals...........................    176,727
   Total deferred tax assets..............................    512,643

Deferred tax liabilities:
  Customer Refunds Payable................................    141,633
  Property, Plant and Equipment.........................    2,722,773
  Unamortized Debt Issue Costs............................    205,183
  Unamortized Environmental Study Costs....................    58,354
  Covenant Not to Compete..................................    90,101
  Total deferred tax liabilities........................    3,218,044

Net deferred tax liability.............................    $2,705,401

Income tax expense consists of the following:

Current income taxes (benefits):
   Federal...............................................    $478,686
   State..................................................     43,980
Total current income taxes (benefits).....................    522,666
Deferred income taxes (benefits):
   Excess tax depreciation................................    176,341
   Excess tax (book) amortization.......................     ( 13,826)
   Recoverable cost of gas purchases......................     57,108
   Environmental Cost Recovery ..........................     (42,976)
   Other.................................................     (26,735)
 Total deferred income taxes.............................     149,912
Investment tax credit, net...............................     (15,797)
Total income taxes......................................     $656,781

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense (benefit) at statutory rates - 34%..........     $633,481
State income taxes (benefit), net of federal income taxes..    49,143
Amortization of deferred investment tax credits..........     (15,797)
Other....................................................     (10,046)
Total income taxes ..................................         $656,781

Note 5 - Commitments and Contingencies

Commitments

The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1996 and ending in 2005. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiating every two years. Current prices per Mcf for these contracts range from $1.28 to $1.90. Based on current prices, the minimum take or pay obligation at March 31, 1996 for each of the next five years and in total is as follows:

Fiscal Year
   1996...... 2,630,414
   1997...... 1,659,614
   1998...... 1,460,894
   1999...... 1,460,894
   2000...... 1,460,894
Thereafter... 5,188,606
   Total... $13,861,316

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

Change in Name of Wholly-Owned Subsidiary

On February 27, 1996, the Board of Directors approved a change in the name of Vesta, Inc., a wholly-owned subsidiary of Energy West, Inc. to Energy West Resources, Inc. Energy West Resources, Inc. will continue to engage in oil and gas development and gas marketing in Montana and Wyoming.

Note 6 - Operating Revenues and Expenses

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                       Three Months               Nine Months
                          Ended                     Ended
                         March 31              March 31
                     1996            1995       1996      1995

Operating Revenues:
Regulated           $9,752,152   $8,771,617  $19,469,916  $19,787,687
Non-regulated        1,220,371    1,368,620    3,033,039    3,196,895
Gas Trading          1,157,509    1,126,235    3,184,483    2,528,987
                   $12,130,032  $11,266,472  $25,687,438  $25,513,569

Operating Expenses:
  Gas Purchased:
Regulated           $6,007,311   $5,515,471  $11,324,248  $12,338,645
Non-regulated          512,256      832,460    1,439,990    1,686,962
Cost of gas trading    982,986      823,321    2,761,284    2,057,901
                    $7,502,553   $7,171,252  $15,525,522  $16,083,508

  Distribution, general and administrative:
Regulated           $1,560,305   $1,263,171   $4,402,144   $3,820,337
Non-regulated          343,871      343,038      979,467      925,271
                    $1,904,176   $1,606,209   $5,381,611   $4,745,608

  Maintenance:
Regulated             $130,587      $95,413     $270,706     $230,047
Non-regulated           17,905          284       50,636          942
                      $148,492      $95,697     $321,342     $230,989

  Depreciation and amortization:
Regulated             $325,483     $318,934   $1,004,456     $911,566
Non-regulated           98,540       92,075      287,732      267,276
                      $424,023     $411,009   $1,292,188   $1,178,842

  Taxes other than income:
Regulated             $159,493     $129,028     $400,352     $367,701
Non-regulated           36,051       24,599      105,690       75,839
                      $195,544     $153,627     $506,042     $443,540

  Income taxes:
Regulated             $432,546     $434,000      $446,921    $470,395
Non-regulated          136,733      130,737       209,860     265,465
                      $569,279     $564,737      $656,781    $735,860

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

The Company conducts certain non-utility operations through its three wholly-owned subsidiaries: Rocky Mountain Fuels, Inc. (RMF), a distributor of bulk propane in northwestern Wyoming, Cascade, Montana and the Payson, Arizona areas; Energy West Resources, Inc. (formerly Vesta, Inc.), which is engaged in oil and gas development and gas marketing in Montana and Wyoming, and Montana Sun, Inc., which owns one commercial property and one parcel of undeveloped land in Great Falls, Montana.

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

The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expense activity. The Company has greater need for short-term borrowings during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases, financing of customer accounts receivable and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months, and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months. This past fiscal year and during this first nine months of Fiscal 1996, the Company used short-term borrowing for construction of the natural gas system in West Yellowstone, Montana and expansion of its natural gas systems in Great Falls, Montana, Cody, Wyoming and Payson, Arizona. Short-term borrowings utilized for construction or property acquisitions generally are replaced by permanent financing when it becomes economical and practical to do so. At March 31, 1996, the Company had an $10,000,000 bank line of credit, of which $5,490,000 had been borrowed. The Company increased its bank line of credit to $10,000,000 on October 31, 1995.

The Company was provided net cash by operating activities for the nine months ended March 31, 1996 in the amount of approximately $775,000, as compared to $2,649,000 for the nine months ended March 31, 1995. This decrease in cash provided by operating activities is primarily due to lower net income of approximately $260,000, higher working capital requirements of approximately $2,205,000 primarily due to timing differences related to lower rates to customers for gas purchases, while gas purchases costs were equal or higher than last year, timing related prepaid gas contracts at a Rocky Mountain Fuel division, pension plan deposits now made annually instead of quarterly last year and higher payments to the Company's incentive plan this fiscal year, partially offset by increased depreciation and amortization of approximately $296,000 and an increase in net deferred income tax liabilities of approximately $$300,000. Cash used in investing activities was approximately $3,445,000 for the nine months ended March 31, 1996, as compared to approximately $2,824,000 for the nine months ended March 31, 1995, primarily due higher construction expenditures for capital projects. Cash provided by financing activities was approximately $2,206,000 for the nine months ended March 31, 1996, as compared to cash used of approximately $338,000 for the nine months ended March 31, 1995. The increase in cash provided by financing activities resulted primarily from an increase in short-term borrowings of approximately $1,560,000 and a reduction in the repayment of short-term debt of approximately $1,160,000 and an increase in the proceeds from sale of common stock of approximately $96,000 offset by an increase in the dividend paid out on common stock of approximately $126,000 and an increase in the repayment of long-term debt of approximately $135,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures, excluding RMF's expenditures for the acquisition of propane operations, were approximately $4.5 million in fiscal 1995 and approximately $2.5 to $2.3 million for the previous two fiscal years. The Company expects to incur approximately $5.5 million for capital expenditures in fiscal 1996. As of March 31, 1996, approximately $3.3 million of that amount had been expended.

Results of Consolidated Operations

Comparison of Third Quarter of Fiscal 1996 Ended March 31, 1996 and Fiscal 1995 Ended March 31, 1995

The Company's net income for the third quarter ended March 31, 1996 was $1,013,729 compared to $1,045,912 for the quarter ended March 31, 1995.

The decrease in the 1996 net income was primarily due to an increase in short-term interest costs, due to capital additions and an increase in distribution, general, administrative and maintenance expenses, due to inflation and less salaries being capitalized to major projects than was the case one year ago and a net loss in West Yellowstone, Montana, which was anticipated with this start-up operation in Fiscal 1996..

Utility Operations -

Utility operating revenues in the third quarter of fiscal 1996 were $9,752,152 compared to $8,771,617 for the third quarter of fiscal 1995. Gross Margin, which is defined as operating revenues less gas purchased, was $3,744,841 for the third quarter of fiscal 1996 compared to gross margin of $3,256,146 for the third quarter of fiscal 1995. Gross margins increased 15% because of higher margins from natural gas sales in the Great Falls and Cody divisions and propane sales in the Broken Bow division due to customer growth as well as 22% colder weather than one year ago in Great Falls, 20% colder in the Cody division and 7% colder in the Broken Bow division. In addition, margins of West Yellowstone are reflected in 1996, in this start-up operation this fiscal year. Margins were tempered by the effects of a rate reduction in the Great Falls division of approximately $260,000 annually, ordered by the Montana Public Service Commission, which went into effect on July 1, 1995.

Overall revenues in the third quarter of fiscal 1996 was higher than revenues in the third quarter of fiscal 1995, due to the colder temperatures experienced in Montana, Wyoming and Arizona and the addition of West Yellowstone, tempered by the rate decrease in the Great Falls division, .

Operating Expenses -

Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $1,700,000 for the third quarter of fiscal 1996 as compared to $1,400,000 for the same period in fiscal 1995. The 21% increase in the period is generally due to normal inflationary trends, less salaries being capitalized to major projects than was the case one year ago and the addition of West Yellowstone's utility operating expenses this fiscal year.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $323,000 for the third quarter of fiscal 1996, as compared to $218,000 in the comparable period in fiscal 1995. Long term debt interest decreased , however, short term interest increased primarily due to facility expansion, which has been temporarily financed with short term debt.

Income Taxes -

The state and federal income taxes of the Company's utility divisions were approximately $432,000 for the third quarter of fiscal 1996, as compared to approximately $434,000 for the same period in fiscal 1995. The decrease in income taxes was due to slightly lower pre-tax income of the utility divisions.


Non-Regulated Operations -

Rocky Mountain Fuels -

For the three months ended March 31, 1996, RMF generated net income of approximately $136,000 compared to net income of approximately $63,000 for the three months ended March 31, 1995. Approximately $46,000 of RMF's increase in net income for the third quarter of fiscal 1996 was attributable to the Wyo L-P Gas division in Wyoming, approximately $13,000 to the Petrogas division in Arizona, with the balance of approximately $14,000 attributable to Missouri River Propane and Big Horn Answering Service. RMF's gross margins increased for the three months ended March 31, 1996 compared to the same period last year, because of increased bulk propane sales, due primarily to colder weather and customer growth in the areas served by Wyo L-P gas in Wyoming, Missouri River Propane in Montana and Petrogas in Arizona. Both Missouri River Propane and Petrogas, sell propane to Cascade Gas Company and the Broken Bow Division respectively, which also experienced increased sales and customer growth in the quarter. The increase in margins was partially offset by higher operating expenses, due to normal inflationary trends experienced.

Energy West Resources, Inc. - (formerly Vesta, Inc.) -

For the three months ended March 31, 1996, Energy West Resources, Inc.'s net income was approximately $95,000 compared to $182,000 for the three months ended March 31, 1995, primarily due to lower margins experienced in Energy West Resources, Inc's gas marketing operations, which was anticipated.

Montana Sun, Inc. -

For the three months ended March 31, 1996, Montana Sun, Inc.'s net income was approximately $10,000 compared to $13,000 for the three months ended March 31, 1995, primarily due to lower other income.

Results of Consolidated Operations

Comparison of Nine Months Ended March 31, 1996 and Fiscal 1995 Ended March 31, 1995

The Company's net income for the first nine months ended March 31, 1996 was $1,198,438 compared to $1,461,492 for the nine months ended March 31, 1995.

The decrease in the 1996 net income was primarily due to an increase in short-term interest costs, due to capital additions and an increase in distribution, general, administrative and maintenance expenses, due to inflation ; less salaries being capitalized to major projects than was the case one year ago and a reduction in margins in Energy West Resources, Energy West's energy marketing subsidiary. Although the weather was colder than last year in the Montana and Wyoming areas where the Company serves, a rate reduction ordered by the Montana Public Service Commission in the Great Falls division of approximately $260,000, which went into effect July 1, 1995, tempered the increased natural gas and propane sales. The weather in the Payson area served by the Company in Arizona, was 11% warmer than last year and reduced expected sales, even though the area experienced a 16% growth in customers. Losses in West Yellowstone, which were anticipated with this start-up operation, further reduced net income.

Utility Operations -

Utility operating revenues in the first nine months of fiscal 1996 were approximately $19,470,000 compared to approximately $19,788,000 for the first nine months of fiscal 1995. Gross Margin, which is defined as operating revenues less gas purchased, was approximately $8,146,000 for the first nine months of fiscal 1996 compared to gross margin of approximately $7,449,000 for the first nine months of fiscal 1995. Gross margins increased 10% because of higher margins from natural gas sales in the Great Falls and Cody divisions and propane sales in the Broken Bow division due to customer growth as well as 14% colder weather than one year ago in Great Falls and 10% colder in the Cody divisions. Margins were tempered by the effects of a rate reduction in the Great Falls division of approximately $260,000 annually, ordered by the Montana Public Service Commission, which went into effect on July 1, 1995. In addition, margins of West Yellowstone are reflected in 1996, in this start-up operation this fiscal year.

Overall revenues in the first nine months of fiscal 1996 was lower than revenues in the first nine months of fiscal 1995, due primarily to a rate decrease in the Great Falls division in Montana, effective July 1, 1995. This decrease in rates was tempered by colder weather this year than one year ago in all utility divisions and recognition of West Yellowstone revenues this year in this start-up operation.

Operating Expenses -

Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $4,673,000, for the first nine months of fiscal 1996 as compared to $4,050,000 for the same period in fiscal 1995. The 15% increase in the period is generally due to normal inflationary trends, less payroll capitalized since the completion of the West Yellowstone system, a higher payout for the regulated operation's incentive plans for employees as well as the addition of West Yellowstone's utility operating expenses this fiscal year.

Other Income -

Other Income in the first nine months of fiscal 1996 was approximately $88,000 as compared to $111,000 for the same period in fiscal 1995. The 21% decrease was primarily due to reclassification of interest earned on appliance sales, to a current year basis.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $862,000 for the first nine months of fiscal 1996, as compared to $715,000 in the comparable period in fiscal 1995. Long term debt interest decreased slightly, however, short term interest increased primarily due to facility expansion, which has been temporarily financed with short term debt.

Income Taxes -
The state and federal income taxes of the Company's utility divisions were approximately $447,000 for the first nine months of fiscal 1996, as compared to approximately $507,000 for the same period in fiscal 1995. The decrease in income taxes was due to lower pre-tax income of the utility divisions.

Non-Regulated Operations -

Rocky Mountain Fuels -

For the nine months ended March 31, 1996, RMF generated net income of approximately $111,000 compared to net income of approximately $136,000 for the first nine months ended March 31, 1995. Approximately $12,000 of RMF's reduction in net income for the first nine months of fiscal 1996 was attributable to the Wyo LP Gas division in Wyoming, while approximately $20,000 was attributable to the Petrogas division in Arizona.. Missouri River Propane and Big Horn Answering Service account for the balance, which had a loss for the nine month period. RMF's gross margins increased approximately 7% for the nine months ended March 31, 1996 compared to the same period last year, because of increased bulk propane sales, due primarily to colder weather and customer growth in the areas served by Wyo L-P gas in Wyoming, Missouri River Propane in Montana and Petrogas in Arizona. Both Missouri River Propane and Petrogas, sell propane to Cascade Gas Company and the Broken Bow Division respectively, which also experienced increased sales and customer growth in this period. The increase in margins was partially offset by higher operating expenses, due to normal inflationary trends experienced.

Energy West Resources, Inc. - (formerly Vesta, Inc.) -

For the nine months ended March 31, 1996 , Energy West Resources, Inc.'s net income was approximately $206,000 compared to $273,000 for the nine months ended March 31, 1995, primarily due to lower margins experienced by Energy West Resources, Inc.'s gas marketing operations.

Montana Sun, Inc. -

For the nine months ended March 31, 1996, Montana Sun, Inc.'s net income was approximately $41,000 compared to $42,000 for the nine months ended March 31, 1995.



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

          B. No reports on Form 8-K have been filed during the quarter ended March 31, 1996.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   /s/John C. Allen
   _______________________________
   (John C. Allen, Corporate Counsel, Vice-President of Human Resources, and Secretary)



Dated May 14, 1996

   /s/ William J. Quast
   __________________________________
   (William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   _______________________________
   (John C. Allen, Corporate Counsel, Vice-President of Human Resources, and Secretary)



Dated May 14, 1996



   __________________________________
   (William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary