Form 10-Q/A
period 1995-12-31
ENERGY WEST INC
filed 1996-09-09
CIK 43350

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


   /s/Larry D. Geske
   _______________________________
   (Larry D. Geske, President and
    Chief Executive Officer)



Dated February 13, 1996

   /s/  William J. Quast
   __________________________________
   (William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary


I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements
                                             FORM 10Q
                                        ENERGY WEST INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                December 31                          June 30

                                                            1995                       1995

        Current Assets:
          Cash                                          $383,306                   $507,450
          Restricted Deposit with Trustee                 80,135                     59,556
          Accounts Receivable (net)                    6,153,368                  3,042,603
          Natural Gas and Propane Inventory            2,323,597                  1,686,704
          Materials and Supplies                         566,686                    458,596
          Prepayments and other                          316,356                     59,761
          Refundable Income Tax Payments                 256,114                    241,798
          Recoverable Cost of Gas Purchases              864,076                    125,410
          Deferred income taxes - current                179,758                     81,398

                Total Current Assets                  11,123,396                  6,263,276

        Investments                                       12,476                     12,476

        Notes Receivable Due After One Year               12,501                     15,984

        Property, Plant and Equipment-Net             25,005,219                 23,550,337

        Deferred Charges                               2,872,844                  2,532,708

        Total Assets                                 $39,026,436                $32,374,781



                                        CAPITALIZATION AND LIABILITIES


        Capitalization and liabilities:
        Current Liabilities:
          Note payable to bank                        $9,355,000                 $2,620,000
          Long-term debt due within one year             377,138                    365,833
          Accounts Payable - Gas Purchases             1,736,414                  1,535,736
          Other Current and Accrued Liabilities        1,692,417                  2,264,424

                Total Current Liabilities             13,160,969                  6,785,993

        Deferred Credits                               5,224,198                  4,621,073
          Long-term obligations                       10,081,715                 10,434,957

          Stockholders' Equity
            Preferred Stock                                    0                          0
            Common Stock (2,281,407 shares and
            2,254,138 shares were outstanding at December
            31, 1995 and June 30, 1995 respectiv         343,481                    338,121
            Capital in Excess of Par Value             2,409,598                  2,117,730
            Retained Earnings                          7,806,475                  8,076,907

              To Stockholder's Equity                 10,559,554                 10,532,758


        Total Capitalization and Liabilities         $39,026,436                $32,374,781


        The accompanying notes are an integral part of these condensed financial statements.

                                             -1-




                                        FORM 10Q
                                        ENERGY WEST INCORPORATED
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended              Six Months Ended
                                                         December 31                    December 31

                                                           1995           1994        1995         1994
        Operating revenue:
          Regulated utilities                         $7,060,020     $8,363,454  $9,717,764  $11,016,070
          Nonregulated operations                      1,140,256      1,191,964   1,812,668    1,828,275
          Gas trading                                  1,440,204        981,287   2,026,974    1,402,752
        Total Revenue                                  9,640,480     10,536,705  13,557,406   14,247,097
        Operating Expenses
          Gas Purchased                                4,691,840      5,988,021   6,244,671    7,677,676
          Cost of gas trading                          1,271,188        897,292   1,778,298    1,234,580
          Distribution, general and administrati       1,786,431      1,628,920   3,650,285    3,274,691
          Depreciation and Amortization                  441,965        385,148     868,165      767,833
          Other Taxes                                    144,928        151,328     310,498      289,913

                Total Operating Expenses               8,336,352      9,050,709  12,851,917   13,244,693

        Operating Income                               1,304,128      1,485,996     705,489    1,002,404

        Other Income - Net                                93,562         41,093     159,786       96,687


         Income Before Interest Charges & Taxes        1,397,690      1,527,089     865,275    1,099,091

        Interest Charges:
          Long-Term Debt                                 165,921        169,580     341,912      350,735
          Other                                          175,318        107,255     251,151      161,653

                Total Interest Charges                   341,239        276,835     593,063      512,388

        Net Income Before Income Taxes                 1,056,451      1,250,254     272,212      586,703

        Income Taxes                                     404,605        448,556      87,502      171,123

        Net Income                                      $651,846       $801,698    $184,710     $415,580

        Loss Per Share of Common and
          Common Equivalent Stock:

        Earnings per Share                                 $0.29          $0.36       $0.08        $0.19


        Dividends per common share                       $0.1000        $0.0950     $0.2000      $0.1900

        Weighted Average Common
        Shares Outstanding                             2,232,297      2,230,809   2,278,780    2,240,370

        The accompanying notes are an integral part of these condensed financial statements.
                                                -2-











                                        FORM 10Q
                                        ENERGY WEST INCORPORATED
                              Condensed Consolidated Statements of Cash Flows

                                                                          Six Months Ended
                                                                             December 31

                                                                           1995        1994
        Operating Activities:
                 Net Income                                            $184,710    $415,580

             Adjustments to Reconcile Net Income to Cash Flow
               Depreciation and Amortization                            914,324     802,969
               (Gain) Loss on Sale of Property, Plant & Equipment        -3,681      -1,164
               Investment Tax Credit - Net                              -10,531     -10,531
               Deferred Income Taxes - Net                              360,530    -104,842
               Changes in Working Capital Amounts Other than Cash    -5,644,262  -2,122,971

                Net Cash Provided by (Used In) Operating Activiti    -4,198,910  -1,020,959


        Investing Activities:
               Construction Expenditures                             -2,191,478  -2,207,627
               Restricted Deposits                                            0       2,449
               Collection of Long-Term Notes Receivable                   3,483      12,990
               Proceeds from Contributions in Aid of Construction        19,586      62,723
               Proceeds from Sale of Property, Plant & Equipment          8,028      51,335
                   Net Cash Provided by (Used In) Investing Activ    -2,160,381  -2,078,130

        Financing Activities:
               Proceeds from Long-Term Debt                              11,305      56,601
               Proceeds from Notes Payable                           11,150,000   9,295,000
               Repayment of Long-Term Debt                             -353,242    -320,000
               Repayment of Short-Term Borrowings                    -4,415,000  -5,780,000
               Proceeds from Sale of Common Stock                       127,117     279,819
               Dividends on Common Stock                               -285,033    -419,713

                 Net Cash Provided by (Used In) Financing Activit     6,235,147   3,111,707


                 Net Increase (Decrease) in Cash and Cash Equival      -124,144      12,618


                 Cash and Cash Equivalents at Beginning of Year         507,450     512,213


                 Cash and Cash Equivalents at End of Period            $383,306    $524,831

        The accompanying notes are an integral part of these condensed financial statements.