Form 10-Q/A
period 1996-03-31
ENERGY WEST INC
filed 1996-09-09
CIK 43350

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



   _______________________________
   (John C. Allen, Corporate Counsel, Vice-President of Human Resources, and Secretary)



Dated May 14, 1996



   __________________________________
   (William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary



I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                                FORM 10Q
                                        ENERGY WEST INCORPORATED
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                           March 31                 June 30
                                                            1996                       1995

        Current Assets:
          Cash                                           $42,798                   $507,450
          Restricted Deposit with Trustee                 61,468                     59,556
          Accounts Receivable (net)                    5,377,607                  3,042,603
          Natural Gas and Propane Inventory            1,803,586                  1,686,704
          Materials and Supplies                         430,074                    458,596
          Prepayments and other                          671,043                     59,761
          Refundable Income Tax Payments                       0                    241,798
          Recoverable Cost of Gas Purchases              252,425                    125,410
          Deferred income taxes - current                179,758                     81,398

                Total Current Assets                   8,818,758                  6,263,276

        Investments                                            0                     12,476

        Notes Receivable Due After One Year               11,805                     15,984

        Property, Plant and Equipment-Net             25,683,773                 23,550,337

        Deferred Charges                               2,677,454                  2,532,708

        Total Assets                                 $37,191,790                $32,374,781

                                        CAPITALIZATION AND LIABILITIES

        Capitalization and liabilities:
        Current Liabilities:
          Note payable to bank                        $5,490,000                 $2,620,000
          Long-term debt due within one year             349,243                    365,833
          Accounts Payable - Gas Purchases             1,914,489                  1,535,736
          Other Current and Accrued Liabilities        2,728,166                  2,264,424

                Total Current Liabilities             10,481,897                  6,785,993

        Deferred Credits                               5,191,543                  4,621,073
          Long-term obligations                       10,045,695                 10,434,957

          Stockholders' Equity
            Preferred Stock                                    0                          0
            Common Stock  (2,308,579 and
            2,254,138 shares were outstanding
            at March 31, 1996 and June 30, 1995
            respectively)                                346,288                    338,121
            Capital in Excess of Par Value             2,536,157                  2,117,730
            Retained Earnings                          8,590,210                  8,076,907

              To Stockholder's Equity                 11,472,655                 10,532,758


        Total Capitalization and Liabilities         $37,191,790                $32,374,781

        The accompanying notes are an integral part of these condensed financial statements.

                                             -1-



                                           FORM 10Q
                                   ENERGY WEST INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                               Three Months Ende            Nine Months E
                                                                 March 31                          March

                                                            1996           1995        1996         1995
        Operating revenue:
          Regulated utilities                         $9,752,152     $8,771,617 $19,469,916  $19,787,687
          Nonregulated operations                      1,220,371      1,368,620   3,033,039    3,196,895
          Gas trading                                  1,157,509      1,126,235   3,184,483    2,528,987
        Total Revenue                                 12,130,032     11,266,472  25,687,438   25,513,569
        Operating Expenses
          Gas Purchased                                6,519,567      6,347,931  12,764,238   14,025,607
          Cost of gas trading                            982,986        823,321   2,761,284    2,057,901
          Distribution, general and administration     2,052,668      1,701,906   5,702,953    4,976,597
          Depreciation and Amortization                  424,023        411,009   1,292,188    1,178,842
          Other Taxes                                    195,544        153,627     506,042      443,540

                Total Operating Expenses              10,174,788      9,437,794  23,026,705   22,682,487

        Operating Income                               1,955,244      1,828,678   2,660,733    2,831,082

        Other Income - Net                               -17,360         52,242     142,425      148,929


         Income Before Interest Charges & Taxes        1,937,884      1,880,920   2,803,158    2,980,011

        Interest Charges:
          Long-Term Debt                                 173,316        193,946     515,228      544,681
          Other                                          181,560         76,325     432,711      237,978

                Total Interest Charges                   354,876        270,271     947,939      782,659

        Net Income Before Income Taxes                 1,583,008      1,610,649   1,855,219    2,197,352

        Income Taxes                                     569,279        564,737     656,781      735,860

        Net Income                                    $1,013,729     $1,045,912  $1,198,438   $1,461,492

        Earnings Per Share of Common and
          Common Equivalent Stock:

        Earnings per Share                                 $0.44          $0.47       $0.52        $0.65


        Dividends per common share                       $0.1000        $0.0950     $0.3000      $0.2850

        Weighted Average Common
        Shares Outstanding                             2,288,870      2,232,297   2,288,870    2,232,297

        The accompanying notes are an integral part of these condensed financial statements.
                                                -2-


                                           FORM 10Q
                                    ENERGY WEST INCORPORATED
                             Condensed Consolidated Statements of Cash Flows

                                                                                   Nine Months Ended
                                                                             March 31
                                                                           1996        1995
        Operating Activities:
                 Net Income                                          $1,198,438  $1,461,492

             Adjustments to Reconcile Net Income to Cash Flow
               Depreciation and Amortization                          1,727,034   1,431,057
               (Gain) Loss on Sale of Property, Plant & Equipment        -4,484      -1,708
               Investment Tax Credit - Net                              -15,797     -15,797
               Deferred Income Taxes - Net                              111,872    -189,384
               Changes in Working Capital Amounts Other than Cash    -2,241,950     -36,473

                Net Cash Provided by (Used In) Operating Activiti       775,113   2,649,187


        Investing Activities:
               Construction Expenditures                             -3,506,545  -3,034,269
               Restricted Deposits                                            0       2,449
               Collection of Long-Term Notes Receivable                   4,179      72,113
               Proceeds from Contributions in Aid of Construction        32,905      71,089
               Proceeds from Sale of Property, Plant & Equipment         24,089      64,249
                   Net Cash Provided by (Used In) Investing Activ    -3,445,372  -2,824,369

        Financing Activities:
               Proceeds from Long-Term Debt                                   0      52,545
               Proceeds from Notes Payable                           15,255,000  13,700,000
               Repayment of Long-Term Debt                             -405,852    -322,885
               Repayment of Short-Term Borrowings                   -12,385,000 -13,540,000
               Proceeds from Sale of Common Stock                       175,867      80,480
               Dividends on Common Stock                               -434,410    -307,671

                 Net Cash Provided by (Used In) Financing Activit     2,205,605    -337,531


                 Net Increase (Decrease) in Cash and Cash Equival      -464,654    -512,713


                 Cash and Cash Equivalents at Beginning of Year         507,450     512,213


                 Cash and Cash Equivalents at End of Period             $42,796       -$500

        The accompanying notes are an integral part of these condensed financial statements.
                                                  -3-