Form 10-K
period 1996-06-30
ENERGY WEST INC
filed 1996-09-27
CIK 43350

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT
    TO RULE

    901 (d) OF REGULATION S-T
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                             FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 1996
                                OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES
          EXCHANGE ACT OF 1934

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 1996 Common Stock, $.15 Par Value - $11,997,032. The number of shares outstanding of the issuer's classes of common stock as of September 20, 1996 Common Stock, $.15 Par Value - 2,336,245 shares

        DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the annual shareholders' report for the year ended June 30, 1996 are incorporated by reference into Parts I and II.
    Portions of the proxy statement for the annual shareholders meeting to be held November 21, 1996 are incorporated by reference into
        Part III. PART I
    Item 1. - Business

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

     The Company conducts certain non-regulated non-utility operations through its three wholly-owned subsidiaries, Rocky Mountain Fuels, Inc. ("RMF"), Energy West Resources, Inc. ("EWR"), [formerly Vesta, Inc.] and Montana Sun, Inc. ("Montana Sun"). RMF is engaged in the distribution of bulk propane in Northwestern Wyoming, the Payson, Arizona area and the Cascade, Montana area. EWR is involved in gas storage, a small amount of oil and gas development and the marketing of gas in Montana and Wyoming. Montana Sun owns two real estate properties in Great Falls, Montana.

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

    Great Falls Division

               The Great Falls division provides natural gas service to Great Falls, Montana and much of suburban Great Falls within approximately 11 miles of the city limits. The service area has a population base of approximately 65,000. The Company has a franchise to distribute natural gas within the city of Great Falls. The franchise was renewed for 50 years by the city of Great Falls in 1971. As of June 30, 1996, the Great Falls division provided service to over 25,000 customers, including approximately 22,000 residential customers, approximately 3,000 commercial customers, an oil refinery through a transportation agreement and Malmstrom Air Force Base ("Malmstrom"). The following table shows the Great Falls division's revenues by customer class for the year ended June 30, 1996 and the past two fiscal years:

    Gas Revenues
    (in thousands)

                                             Years
                                         Ended June 30,
                                  1996      1995      1994

    Residential.................$8,648    $8,996    $9,016
    Commercial.................. 6,146     6,350     6,360
    Malmstrom...................     0     1,393     1,437
    Transportation..............   468        73        88

     Total...............      $15,262   $16,812   $16,901

         The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Great Falls division for the year ended June 30, 1996 and the past two fiscal years:

                                      Gas Volumes
                                        (MMcf)
                                    Years Ended June 30,
                                  1996      1995      1994

    Residential..................2,540     2,297     2,315
    Commercial...................1,822     1,646     1,655
    Malmstrom....................    0       464       478

          Total Gas Sales........4,362     4,407     4,448

    Transportation               1,294       714       521

     Malmstrom, now a transportation customer and the Great Falls division's largest customer, accounted for approximately 8% of the revenues of the division and approximately 5% of the consolidated revenues of the Company in fiscal 1996. Malmstrom purchases gas for space heating and water heating for buildings and residential housing, to supplement its coal-fired central heating system. Malmstrom, which is located near Great Falls, is an air force base with intercontinental nuclear missiles and KC-135 refueling tankers. Malmstrom Air Force Base represents approximately one third of the Great Falls economy. The base employed approximately 4,400 military personnel and 550 civilian personnel as of June 30, 1996. As of this date, a current realignment plan by the federal government, calls for the base to receive additional Minuteman III missiles from North Dakota, and the refueling unit to move to Florida. The plan is now final and when both changes take place, the base will not suffer substantially.
        Beginning in three years, Malmstrom has been selected as the site where 13 of 15 test flight of NASA's X-33 space shuttle will land during 1999, assuring that Malmstrom's runways and flight facilities will be maintained through the balance of this decade. No assurance can be given as to the future level of activity at Malmstrom. On July 1, 1995, Malmstrom became a transport customer of the Great Falls division, purchasing its gas load from EWR, a wholly-owned subsidiary of ENERGY WEST INCORPORATED. The Great Falls division will experience no loss of margin as a result of this new contract.

     The Great Falls division's other transport customer is an oil refinery located in the city. The Company provides gas to the customer for processing use in its refining business. In fiscal 1995, the refinery accounted for approximately 1% of the division's revenues and less than 1% of the consolidated revenues of the Company. Historically, this customer's gas load has remained relatively constant during the year because the gas is used in the customer's business and is therefore not weather-sensitive. On June 1, 1993, the refinery became a transport customer of the Great Falls division, purchasing its gas load from EWR, a wholly-owned subsidiary of ENERGY WEST INCORPORATED. The Great Falls division experienced no loss of margin as a result of this new contract.

     In July, 1996 it was announced that a $20 million pasta plant will be built in Great Falls. Construction is expected to begin in the fall of 1996 and is estimated to use approximately 60,000
    Mcf/year of natural gas annually.

     The Great Falls division's gas distribution operations are subject to regulation by the Montana Public Service Commission ("MPSC"). The MPSC regulates rates, adequacy of service, accounting, issuance of securities and other matters.

     In November, 1994, the Company filed for a rate increase to recover the cost of increased operating expenses, increases in financing expenses due to additional investments in utility plant, and other costs of doing business. Included with the filing was a new surcharge to recover costs associated with the environmental assessment and remediation of its service center, which was formerly a manufactured gas plant site. The Montana Consumer Counsel ("MCC") intervened in the rate case and in January, 1995, the Company and the MCC filed a Joint Motion for Suspension of the Procedural Order, in order to allow both parties to negotiate toward a stipulated settlement. On May 30, 1995, the MPSC approved the revenue requirement stipulation executed between the Company and the MCC as filed in March, 1995, which reduced base rates by $250,000 and allowed a new surcharge associated with the manufactured gas plant site with an initial balance of approximately $183,000, with the surcharge calculated on a two-year recovery of the average annual basis. The effective date of the rate decrease and surcharge was the beginning of Fiscal 1996 or July 1, 1995. The rate decrease reduces earnings per share by approximately 1.8 cents on normalized volumes.
        In June, 1996, the Great Falls division filed a rate adjustment application with the MPSC of approximately $386,000, to recover increased gas supply costs, as part of an annual filing made by the Great Falls division to balance gas supply costs against gas revenues. This filing does not increase the Great Falls division's margins.

     On July 8, 1996, the Great Falls division filed a general rate increase with the MPSC, which reflects increased operating, maintenance and depreciation costs as well as a change in the cost of capital. The Great Falls division has applied for and expects interim relief no later than November, 1996. The Rate Hearing will be held in late Fiscal 1997 and no assurance can be given as to the amount of rate relief that will be granted to the Company.

     Historically, the Great Falls division has purchased all of its gas from Montana Power Company ("MPC"), a publicly owned electric and gas utility serving much of Montana. In 1991 the MPSC ordered MPC to become an open access transporter of natural gas over a phase-in period ending on August 31, 1993. Since the 1991 order, the Company has been able to purchase gas from sources other than MPC and transport supplies on MPC's system. The Company has increased its gas purchases from suppliers other than MPC, as open access transportation has been phased in. The Great Falls division currently purchases approximately forty percent of its gas from a Canadian producer under a long-term contract expiring in 2007, and approximately twenty percent of its gas from two Montana producers under long-term contracts expiring between 1998 and 2005 and fifteen percent of its gas from short-term contracts with Montana producers. The division also makes spot market purchases from time to time to fill its storage capacity in the spring and summer.

     The price of gas under the contract with the Canadian producer is negotiated annually between the parties. The prices of gas under the contracts with the two independent producers can be negotiated bi-annually by either party. Gas purchased from the division's suppliers is transported through pipelines owned by MPC and is delivered to the division's distribution system at two city gates. The Company pays transportation tariffs to MPC at rates approved by the MPSC.

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

     The Great Falls division contracts for gas storage from MPC in MPC-owned gas storage areas and pays storage tariffs at rates approved by the MPSC. The division uses this storage capacity to provide for seasonal peaking needs and to take advantage of lower priced gas generally available during the summer months.

     During 1996, the Company was a party to gas financial swap agreements for its regulated operations, including the Great Falls and Cody divisions. Under these agreements, the Company is required to pay the counterparty (an entity making a market in gas futures) a cash settlement equal to the excess of the stated index price over an agreed upon fixed price for gas purchases. The Company receives cash from the counterparty when the stated index price falls below the fixed price. These swap agreements are made to minimize exposure to gas price fluctuations. Any cash settlements or receipts are included in gas purchased.

    Cody Division

     The Cody division provides natural gas service in Northwestern Wyoming to the city of Cody and the towns of Meeteetse and Ralston and the surrounding areas. The service area has a population base of approximately 12,000. The Cody division has a franchise granted by the Wyoming Public Service Commission (the "WPSC") for gas purchasing, transportation and distribution covering the west side of the Big Horn Basin, which stretches approximately 70 miles north and south and 40 miles east and west from Cody. The franchise is effective until 2002. As of June 30, 1996, the Cody division provided service to approximately 5,200 customers, including 4,500 residential customers, 700 commercial customers and one industrial customer. The division also provides transportation service to two customers.

     The following table shows the Cody division's revenues by customer class for the year ended June 30, 1996 and the past two fiscal years:

                                     Gas Revenues
                                    (in thousands)

                                    Years Ended June 30,
                                  1996      1995      1994

    Residential.................$2,353    $2,176    $2,219
    Commercial..................$1,922    $1,887    $2,034
    Industrial..................$1,360    $1,375    $1,331
    Transportation..............$  305    $  172    $  228

     Total.................     $5,940    $5,610    $5,812


             The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Cody division for the year ended June 30, 1996 and the past two fiscal years:

                                     Gas Volumes
                                        (MMcf)

                                    Years Ended June 30,
                                 1996      1995      1994

    Residential.................. 536       486       474
    Commercial................... 565       539       559
    Industrial................... 552       517       473

     Total Gas Sales.......     1,653     1,542     1,506
    Transportation                642     1,484     2,533

     The industrial sale in the Cody division is to Celotex, a manufacturer of gypsum wallboard, under a long-term contract expiring in 2000. Sales to the customer are made pursuant to a special industrial customer tariff which fluctuates with the cost of gas. In fiscal 1996 this customer accounted for approximately 23% of the revenues of the division and approximately 4% of the consolidated revenues of the Company. The division's sales to Celotex, whose business is cyclical and dependent on the level of national housing starts, increased by 7% over previous year's volumes. Celotex and its parent company Jim Walters Corporation, have been operating under Chapter 11 bankruptcy since October, 1990. The bankruptcy stems from potential asbestos claims. Approximately $132,000 was due the Cody division prior to the bankruptcy filing. During 1995 the division increased its allowance for uncollectible accounts to $52,000. Celotex has filed a plan for reorganization. On July 12, 1996, a joint Plan of Reorganization was filed by Celotex. The Bankruptcy Court has also scheduled a confirmation hearing on the Plans to begin October 7, 1996. If the Plan is confirmed, the distribution will equal between 94% and 95% of the principal amount of the claim and distribution could be made prior to the end of 1996.

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






     The division's revenues are generated under regulated tariffs that are designed to recover a base cost of gas, administrative and operating expenses and provide sufficient return to cover interest and profit. The division also services customers under separate contract rates that were individually approved by the WPSC. The division's tariffs include a purchased gas adjustment clause which allows an adjustment of rates charged to customers in order to recover changes in gas costs from base gas costs. A Wyoming statute permits the WPSC to allow gas utilities to retain 10% of its cost of gas savings over a base period level. In fiscal 1996 this gas cost incentive improved gross margin for the division by approximately $139,000. The amount of gas cost incentive if any, fluctuates with the market price of natural gas.

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

     The Cody division does not own storage facilities, however has contracted with a gas supply company in fiscal 1996 for storage capacity of approximately 500,000 Mcf of natural gas to allow more flexibility in the timing of its gas purchases. Historically, the division has been able to purchase gas from its suppliers to meet peak demands.

     During 1996, the Company was a party to gas financial swap agreements for its regulated operations, including the Great Falls and Cody divisions (see detail explanation under the Great Falls division).

    Broken Bow Division

    The Broken Bow division is involved in the regulated distribution of propane in the Payson, Arizona area. The division was formed following the Company's acquisition of Broken Bow Gas's underground propane vapor distribution system in January 1993. The acquisition was effective as of November 1, 1992. The service area of the Broken Bow division includes approximately 575 square miles and has a population base of approximately 30,000. As of June 30, 1996, the Broken Bow division provided service to approximately 4,000 customers, including approximately 3,500 residential customers and approximately 500 commercial customers. The Broken Bow division's operations are subject to regulation by the Arizona Corporation Commission, which regulates rates, adequacy of service, issuance of securities and other matters. The Broken Bow division's properties include approximately 90 miles of underground distribution pipeline, propane storage facilities and an office building leased from Petrogas, an affiliated bulk propane distributor in the Payson area. The division purchases its propane supplies from Petrogas under terms reviewed periodically by the Arizona Corporation Commission.

     In September, 1996, the Broken Bow division will file a general rate increase with the Arizona Corporation Commission, which reflects increased operating, maintenance and depreciation costs as well as a change in the cost of capital. The Arizona Corporation Commission does not provide interim rate relief and the earliest the rate case would be heard is one year from the filing, in Fiscal 1998 or in September, 1997.

    Non-Utility Operations

     The Company conducts its non-utility operations through its three wholly-owned subsidiaries:  RMF, EWR (formerly Vesta)  and
    Montana Sun.    RMF is engaged in the bulk sale of propane
    through its three divisions: Wyo L-P, which serves Northwestern Wyoming and Cooke City, Montana, Petrogas, which serves the Payson, Arizona area and Missouri River Propane, which sells bulk propane in the Cascade area, immediately southwest of Great Falls, Montana. RMF acquired assets and operations comprising its Wyo L-P divisions through acquisitions of existing propane distribution businesses in August 1991 and May 1992. RMF acquired the assets and operations of its Petrogas division through an acquisition of an existing propane distribution business in January 1993. The aggregate purchase price for RMF's acquisitions were approximately $2.79 million. RMF had approximately 3,500 customers as of June 30, 1996, of which the Wyo L-P division had approximately 2,500 customers and the Petrogas division and Missouri River Propane had approximately 1,000 customers. RMF purchases propane from various suppliers under short-term contracts and on the spot market, and sells propane to residential and commercial customers, primarily for use in space heating and cooking. Petrogas also supplies propane to the Broken Bow division, while Missouri River Propane supplies propane to Cascade Gas, an underground propane-vapor system serving the city of Cascade, Montana. For the twelve months ended June 30, 1996, RMF's revenues (excluding approximately $1,112,000 sales by Petrogas to the Broken Bow division and approximately $101,000 sales by Missouri River Propane to Cascade Gas Company, an operating district of the Great Falls division) were approximately $3,139,000, of which approximately $2,404,000 was attributable to the Wyo L-P division, $650,000 was attributable to the Petrogas division and the balance attributable to the Missouri River Propane division.



     On June 28, 1996, Petrogas sold real property, consisting of land and office and warehouse building, for $525,000 in cash resulting in a gain of $236,000 in fiscal 1996. Concurrent with the sale, the Company leased the property back for a period of ten years at an annual rental of $51,975. Petrogas sub-leases the property to the Broken Bow division.

     On July 1, 1996, the Company entered into a take or pay propane contract which expires June 30, 1997. The contract generally requires the Company to purchase all propane quantities produced by a propane producer in Wyoming (approximately 182,500 gallons per month) tied to the Billings, Montana spot price.

     Beginning on September 1, 1996, the Company is a party to two gas swap agreements, for its nonregulated operations, to hedge 4,400 MMBTU of its daily gas purchases. This contract represents approximately 92% of the supply received for the Company's customers who have selected fixed price service. The hedges were made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas in marketing activities.

     RMF faces competition from other propane distributors and suppliers of the same fuels that compete with natural gas.
    Competition is based primarily on price and there is a high degree of competition with other propane distributors in the service areas.

     EWR is involved in a small amount of oil and gas development and the marketing of gas in Montana and Wyoming. EWR currently has varying working interests in four oil and nine gas producing properties. Volumes of oil and gas produced are not significant and did not result in significant net income in fiscal 1996. The Company believes that the ordering of MPC to provide open access on its gas transportation system in Montana presents an opportunity for EWR to do business as a broker of natural gas using the MPC and other systems. EWR presently has eight customers for those services, plus the State of Montana, which includes several units of the State of Montana. EWR also purchased an underground storage facility near Havre, Montana and leased additional storage capacity from Montana Power Company, to allow more flexibility in the timing of its gas purchases.

     Montana Sun owns a commercial real estate property and a parcel of undeveloped land in Great Falls, Montana. Montana Sun leases the commercial property to a federal governmental agency. The Company is presently seeking to sell the commercial property, but is otherwise inactive at this time.

     Additional information with respect to the nonutility operation of the Company is set forth in Notes 1, 6, 9 and 10 to the Company's consolidated financial statements.

    Capital Expenditures

     The Company generally conducts a continuing construction program and has completed expansion of its gas pipeline in areas around metropolitan Great Falls as well as an underground propane-vapor system in the town of Cascade, Montana, southwest of Great Falls. In the Cody division, expansion of the gas system in that area was completed and in the Broken Bow division, construction is still being completed, as a result of growth. The Company has completed construction of a natural gas system in West Yellowstone, Montana started in May of 1994. West Yellowstone Gas Company transports liquefied natural gas from southwestern Wyoming for revaporization into the system; operations started in May of 1995. The Great Falls division has also added an underground propane vapor system to service customers in the Hardy area, 30 miles southwest of Great Falls, Montana. In fiscal years 1996, 1995 and 1994, total capital expenditures were $4,590,608, $4,705,868 and $2,626,221 respectively.

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


     The Company had approximately 141 employees as of June 30, 1996, of which 125 were full-time. Twenty-six of the employees were with the Cody division, 22 employees were with RMF and 15 were with the Broken Bow division. The other 78 employees were with the Great Falls division, including Cascade Gas and West Yellowstone Gas and at corporate headquarters. Approximately 13 full-time and 3 seasonal hourly employees in the Great Falls division are represented by two collective bargaining units, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the USA and the Construction and General Laborer's Union. The Company's two labor contracts were renegotiated through April 30, 1997. The Company considers its relationship with its employees to be satisfactory.

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



    The Company has implemented management and employee incentive programs tied to bottom-line performance of the corporation. Officers and management, down to first-line supervisors, participate in a pay-for-performance program. If the Company meets a minimum earnings per share for the consolidated corporation for 25% and a minimum rank on the comparison of utilities published by Edward D. Jones & Co. for an additional 25% funding and individual divisions meet their allocated consolidated earnings per share for the other 50%, or in the case of senior officers and corporate staff the corporation meets a minimum rank on the comparison of utilities published by Edward D. Jones & Co. for the other 50%; then the incentive pool is triggered; then whether the incentive is actually earned depends on whether the individuals in the program achieve individual specific performance objectives set at the beginning of the year. Incentives vary from .8% on up of base wages. All officers and eligible employees participate in the Company's Employee Stock Ownership Plan, in which payout is based on pre-tax earnings of the Company and approved by the Board each year.

     The Company has implemented a deferred compensation plan for directors, which provides a deferral of directors' fees and incentive awards until such time as the director ceases to be a director of the Company by retirement or otherwise. The plan provides an incentive compensation based on the total fees earned by each Director for that year multiplied by the highest percentage incentive award for that year to any employee under the Company's management incentive compensation plan, which In fiscal 1996 was 38.91%. Fees (either cash or stock) and incentive compensation (stock only) can be received either currently, as they are earned, or on a deferred basis. Elections to defer receipts are subject to timing requirements. The deferred compensation plan for directors is subject to approval of the shareholders at the Annual Shareholders Meeting of Energy West, Incorporated November 21, 1996.
         Item 2. - Properties

     The Company owns all of its properties in Great Falls, including an office building, a service and operating center, regulating stations and its distribution system. In Wyoming, the Company owns its distribution system, including 167 miles of transmission pipeline. Office and service buildings for the Cody division are leased under long-term leases. RMF owns buildings, propane tanks and related metering and regulating equipment for the Wyoming and Arizona propane distribution operations. The Company owns mains and service lines for the Broken Bow division's propane vapor distribution operation in Payson, Arizona. In June, 1996, Petrogas a division of RMF sold its buildings and improvements in Payson, Arizona to an outside party and signed a lease agreement with the same party for a period of ten (10) years, with a provision of extension of the lease for two successive five (5) year periods. RMF has the right of first refusal to purchase the property back at the end of the initial term or either extension term. The Broken Bow division leases building space from Petrogas for its propane vapor distribution operations in Payson.

    Environmental Matters

     The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center and to store certain equipment and materials and supplies. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the state of Montana as hazardous to the environment. After management became aware of the potential of contamination on this site, it initiated an assessment of the property through the assistance of a qualified consulting firm. That assessment revealed the presence of certain hazardous material in quantities exceeding tolerances established for such material by regulatory authorities. After making required notifications of that condition to federal and state regulatory authorities, a report summarizing the assessment was filed with the State of Montana Department of Health and Environmental Science (MDHES). Subsequent to that submittal a meeting was held with a representative of the MDHES wherein a process was agreed upon to arrive at appropriate remediation of the site. The costs incurred by the Company to date approximate $320,000 and have been capitalized as other deferred charges. Until further work is done regarding remediation alternatives, no further estimate of the costs of remediation can be made. However, management believes that regardless of the alternative selected, the costs incurred will not materially affect the Company's financial position.

     The Company received formal approval from MPSC to recover the costs associated with the cleanup of this site. The Company will begin recovery of costs incurred at June 30, 1995 over two years through a surcharge in billing rates effective July 1, 1995. Management intends to request that future costs be recovered over a similar time period. The total recoveries collected through June
        30, 1996 is $214,000. Item 3. - Legal Proceedings

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

    Item 4. - Submission of Matters to a Vote of Security Holders

         None




         Executive Officers and Directors of the Company

    The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and executive officers of the Company:

     Name                    Age            Position

    Larry D. Geske            57            President and Director since
                                            1978; appointed Chief
                                            Executive Officer in 1979

    Edward J. Bernica         46            Vice-President and Chief
                                            Financial Officer since
                                            October, 1994

    William J. Quast          57            Vice-President, Treasurer,
                                            Controller and Assistant
                                            Secretary since 1988, has been
                                            Vice-President, Secretary and
                                            Treasurer since 1987,
                                            Assistant Vice-President,
                                            Secretary Controller and
                                            Assistant Treasurer since
                                            1983, Secretary since 1982 and
                                            an Assistant Treasurer of the
                                            Company since 1979

    Tim A. Good               51            Vice-President and Manager of
                                            the CGD since 1988; General
                                            Manager of Cody Gas Company, a
                                            Division of the Coastal
                                            Corporation, for five years
                                            prior to the acquisition of
                                            CGD by the Company

    Sheila M. Rice            49            Vice-President and Division
                                            Manager of the Great Falls
                                            division since April, 1993;
                                            Vice-President Marketing and
                                            Consumer Services since 1988
                                            and has been Vice-President,
                                            Marketing and Consumer Relations
                                            since 1987; was Assistant
                                            Vice-President for Marketing and
                                            Customer Relations 1983-1987




    Name                 Age                Position

    John C. Allen        45                 Vice-President of Human Resources
                                            and Corporate Counsel and
                                            Secretary since 1992; Corporate
                                            Counsel and Secretary since 1988;
                                            Counsel and Assistant Secretary
                                            from November 1986 to 1988 and
                                            Corporate Attorney to the Company
                                            from March 1986 to November 1986

    Lynn F. Hardin       48                 Assistant Vice-President of Gas
                                            Supply for the Great Falls
                                            division since June 1, 1993;
                                            Assistant Vice-President of
                                            Division Administration since
                                            1989; was manager of Accounting
                                            and Administration for Cody Gas
                                            Company, a Division of The Coastal
                                            Corporation, for five years prior
                                            to acquisition of CGD by the Company

Earl L. Terwilliger, Jr.   48               Assistant Vice-President for
                                            Market Development for the Great
                                            Falls division since 1990; has been
                                            Assistant Vice-President of Customer
                                            Accounting and Credit since 1988

Ian B. Davidson            64               Director since 1969

Timothy J. Moylan (deceased) 40             Director since 1991

Thomas N. McGowen, Jr.     70               Director since 1978

G. Montgomery Mitchell     68               Director since 1984

John Reichel               70               Director since 1984

David A. Flitner           63               Director since 1988






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

    Mr. Edward J. Bernica has been employed by the Company since October 1994 and became Vice-President and Chief Financial Officer in November, 1994. Mr. Bernica, prior to service with the Company, was Director of Finance at U. S. West in Englewood, Colorado and prior to that, was employed by ENRON Corporation in Omaha, Nebraska as Director-Financial Analysis and Planning

    William J. Quast has been Vice-President, Treasurer, Controller and Assistant Secretary since 1988. He has served as Vice-President, Secretary and Treasurer since 1987 and as Assistant Vice-President, Secretary, Controller and Assistant Treasurer since 1983. He has served as Secretary of the Company since 1982 and as Assistant Treasurer of the Company since 1979. Mr. Quast was re-elected in 1993 and served as Trustee for the Great Falls Public School system for most of fiscal 1996. Mr. Quast, prior to service with the Company, was an accounting manager for Wyton Oil and Gas Company, a multi-state propane distributor headquartered in Denver, Colorado and was Treasurer for D. A. Davidson & Co. in Great Falls, Montana.

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

    Ian B. Davidson has been a Director of the Company since 1969. Mr. Davidson has been Chairman and Chief Executive Officer of D. A. Davidson & Co. since October, 1970. Mr. Davidson also is a Director of Plum Creek Management Company, a member of the 1996 Nominating Committee for District 3 of the National Association of Securities Dealers and a member of the C. M. Russell Museum Advisory Board.

    Timothy J. Moylan (deceased) was a Director of the Company since 1991. On August 1, 1996, Mr. Moylan became deceased, due to a drowning accident, while vacationing in Mexico. Mr. Moylan was President of the BelRad Group, South Pacific, Inc., and Natural Resources Group, Inc. Mr. Dean South, a former Vice-President of Western Operation of Heritage Propane Corporation, was appointed to fill the unexpired term of Mr. Moylan on August 29, 1996.

    Thomas N. McGowen, Jr. has been a Director of the Company since 1978. Mr. McGowen is past President and Chairman of the Board of Pabst Brewing Company. Mr. McGowen is a Director of Federal Signal Corporation and Ribi Immunochem Corporation.

    G. Montgomery Mitchell has been a Director of the Company since 1984. Mr. Mitchell was a Senior Vice-President and Director of Stone and Webster Management Consultants, Inc. until his retirement in 1993. Mr. Mitchell was responsible for Stone and Webster's services provided to natural gas utility and pipeline companies and managed their Houston, Texas office. He is presently retained by Stone and Webster for advisory and senior consulting services. Mr. Mitchell also is a Director of Mobile Gas Service Corporation (Alabama).

    John Reichel has been a Director of the Company since 1984. Prior to his retirement he was Managing Director of the Montana Region of First Bank System, Inc. From 1983 to 1985, Mr. Reichel was Managing Director of the Western Montana Region of First Bank System, Inc. and from 1975 to 1983 served as President of First Bank Great Falls. Mr. Reichel retired from First Bank System, Inc. in 1987. Mr. Reichel has elected not to run for re-election as a Director in November, 1996.

    David A. Flitner has been a Director of the Company since 1988. Mr. Flitner is owner of the Flitner Ranch and Dave Flitner Packing and Outfitting (Wyoming Companies) and Hideout Adventures, Inc., a recreational enterprise.
    PART II

              Item 5. - Market for registrant's common equity and related stockholder matters

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

    Price Range - Fiscal 1996                High                Low

    First Quarter                            8 1/4               7 3/4
    Second Quarter                           9 1/2               7 3/4
    Third Quarter                            9 3/4               7 3/4
    Fourth Quarter                           9                   8
    Year                                     9 3/4               7 3/4

    Price Range - Fiscal 1995                High                Low

    First Quarter                            9 1/4               8 1/2
    Second Quarter                           9 1/4               8
    Third Quarter                            8 1/2               7 1/2
    Fourth Quarter                           8 1/4               7 1/2
    Year                                     9 1/4               7 1/2



    Dividends: The Board of Directors normally consider approving common stock dividends for payments in March, June, September and January. Quarterly dividend payments per common share for Fiscal Years 1996 and 1995 were:

                                   Fiscal 1996         Fiscal 1995

    September                           $.1000         $.0950
    January                             $.1000         $.0950
    March                               $.1000         $.0950
    June                                $.1050         $.1000

    Item 6. - Selected Financial Data

    Selected Financial Data on page 8 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


Selected Financial Data (1996-1992)

(Dollar amounts in thousands, except per share data)

                                                1996        1995        1994        1993        1992
Operating Results:
  Operating Revenue                          $31,318     $30,548     $29,347     $27,629     $22,951
  Operating Expenses
    Gas Purchased                             18,724      18,616      18,410      17,232      14,935
    General and Administrative                 6,924       6,380       5,979       5,454       4,399
    Maintenance                                  409         306         331         376         259
    Depreciation and Amortization              1,667       1,559       1,464       1,286         976
    Taxes Other than Income                      629         595         527         540         464
       Total Operating Expenses               28,353      27,456      26,711      24,888      21,033

Operating Income                               2,965       3,092       2,636       2,741       1,918
Gain on Sale Leaseback                           236           -           -           -           -
Other Income - Net                               215         175         199         139         113

Income Before Interest Charges                 3,416       3,267       2,835       2,880       2,031
Total Interest Charges                         1,243         938         962         959         815

Income Before Income Taxes                     2,173       2,329       1,873       1,921       1,216
Income Taxes                                     766         816         614         637         384
Income Before a Cumulative Effect of a Change
  In Accounting Principle                      1,407       1,513       1,259       1,284         832
Cumulative Effect of Change as July 1, 1993
        From Adoption of Fasb 109                  0           0          92           -           -
Net Income                                    $1,407      $1,513      $1,351      $1,284        $832

Eps Before Cumulative Effect of Fasb 109        0.61        0.68        0.57        0.59        0.39
Earnings per Common Share                       0.61        0.68        0.61        0.59        0.39
Dividends per Common Share                      0.41        0.39        0.36        0.32        0.31
Weighted Average Common Shares
Outstanding                                2,298,734   2,235,413   2,205,050   2,171,448   2,159,092

At Year End:
  Current Assets                               9,092       6,263       5,270       6,761       4,232
  Total Assets                                37,495      32,375      28,786      28,036      22,375
  Current Liabilities                         11,088       6,786       4,193       4,881       4,806

  Total Long-Term Obligations                 10,046      10,435      10,718      11,050       6,735
  Total Stockholders' Equity                  11,540      10,533       9,393       8,733       7,946
  Total Capitalization                       $21,586     $20,968     $20,111     $19,783     $14,681




    Item 7. - Management's Discussion and Analysis of Financial
    Condition and Results of Consolidated Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages 9 through 17 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Results of Consolidated Operations

Fiscal 1996 Compared to Fiscal 1995

Net Income
     The Company's net income for fiscal 1996 was $1,407,000 compared to $1,513,000 in fiscal 1995 a decrease of $106,000 or 7% from 1995. Net income in Fiscal 1996 included a gain on the sale of assets of approximately $236,000. Earnings per share was $.61 in fiscal 1996 versus $.68 in fiscal 1995 and the Company increased its dividend from $.39 annually in fiscal 1995 to $.41 in Fiscal 1996. The Company has constructed a Liquid Natural Gas facility in West Yellowstone, Montana, serving natural gas to this community for the first time in Fiscal 1996 and the Company has reflected the first year of these operations in the Company's financial statements. The following summary describes the components of the change between years.

Revenue
    Operating revenues increased from $30,548,000 in fiscal
1995 to $31,318,000 in fiscal 1996 or 3% primarily due to increased gas trading volumes in the Company's gas marketing entity Energy West Resources (EWR). Regulated revenues remained relatively flat as a result of a rate decrease in the Great Falls division offset by: colder weather this year than one year ago in both Great Falls and Cody divisions, increased transport revenues in Cody and the inclusion of West Yellowstone revenues.
     Nonregulated Bulk Propane revenues increased approximately
12% in the areas served by Wyo L-P gas in Wyoming, Missouri River Propane in Montana and Petrogas in Arizona. Both Missouri River Propane and Petrogas, sell propane to related regulated utilities Cascade Gas Company and Broken Bow Gas Company, respectively. Operating revenues in EWR increased by 34% due to gas trading revenues as a result of customer growth and an increase in volumes.

Gross Margin
     Gross margins (operating revenues less cost of gas purchased and cost of gas trading) increased approximately $664,000 or 6% in 1996. Regulatory gross margins increased approximately 8% because of higher sales volumes in the Great Falls division and increased transport volumes in the Cody division. In addition, margins of approximately $142,000 for West Yellowstone are reflected in 1996 this fiscal year. Nonregulated gross margins decreased approximately $84,000, primarily due to smaller margins in Energy West Resources gas marketing operations.

Other Expenses
     Operating expenses (excluding cost of gas purchased and gas trading) increased approximately $791,000 or 9% in 1996. The primary reason for this increase was due to normal inflationary trends of approximately $265,000, the addition of West Yellowstone s utility operating expenses of approximately $266,000 this fiscal year, growth of the Company's operations of approximately $169,000 and lower capitalized payroll of approximately $121,000 since the completion of the West Yellowstone system.
     As a result of the above changes, operating income decreased 4% from $3,092,000 in 1995 to $2,965,000 in 1996. Total interest expense for the Company was $1,243,000 for fiscal 1996, up from $939,000 in fiscal 1995, due to higher short-term borrowing used in expansion of the Company's utility systems. Other additions to or deductions from operating income in determining net income remained comparable between the two years.

Operating Results of the Company's Utility Operations

                                              Years Ended June 30
                                  1996               1995               1994
                                                                 (in thousands)
Operating revenues:
Great Falls division            $15,737            $16,812            $16,900
Cody division                     5,940              5,609              5,813
Broken Bow division               1,995              1,942              1,708
Total operating revenues         23,672             24,363             24,421
Gas purchased                    13,646             15,077             15,667
Gross Margin                     10,026              9,286              8,754
Operating expenses                7,810              7,136              6,673
Interest charges
[see note below]                  1,145                908                895
Other utility (income)
expense-net                        (118)              (126)              (106)
Federal and state
income taxes                        385                454                410
Net utility income            $     804          $     914          $     882

[interest charges for utility and non-utility operations do not equal total interest charges for the Company, due to eliminating entries between entities.]

Fiscal 1995 Compared to Fiscal 1994

Net Income
     The Company's net income for fiscal 1995 was $1,513,000
compared to $1,351,000 in fiscal 1994, an increase of $162,000 or 12% over 1994. However, fiscal 1994 net income included an accounting change of $92,000 due to the cumulative effect on prior years of the change in accounting for income taxes. Before the effect of the accounting change, net income increased $254,000 or 20% in 1995 over 1994. The notes to the financial statements further describe this accounting change. The following summary describes the components of the change between years.

Revenue
     Operating revenues increased approximately 4%, primarily due to gas trading revenues; regulated utility revenues declined slightly as compared to the prior year, representing 76% of total revenues in 1995 versus 80% in fiscal 1994. Nonregulated revenues increased slightly due to growth in the nonregulated Arizona customer base served by the Petrogas division.

Gross Margin
    Gross margins (operating revenues less cost of gas purchased and cost of gas trading) increased approximately $994,000 in 1995. Regulatory gross margins increased approximately $530,000, due to the Great Falls and Broken Bow divisions. The Great Falls division realized higher margins due to a timing difference in purchased gas costs. The Broken Bow gross margin increased due to customer growth in the Payson, Arizona area. The Cody gross margins remained relatively unchanged, even though sales were down. Nonregulated gross margins increased approximately $464,000, primarily due to additional gas trading activity.

Other Expenses
     Operating expenses (excluding cost of gas sales) increased approximately $538,000 in 1995. The primary reason for this increase was increased depreciation and amortization of approximately $95,000 reflecting the addition or acquisition of property, plant and equipment, while the remaining increase was due to inflation and additional personnel required in the growing operations of the Company.
As a result of the above changes in gross margins and offsetting increases in operation expenses, depreciation and amortization, operating income increased 17% from $2,636,000 in 1994 to $3,092,000 in 1995. Total interest expense for the Company was approx imately $939,000 for fiscal 1995, down slightly from $962,000 in fiscal 1994. Other additions to or deductions from operating income in determining net income remained comparable between the two years.

Fiscal 1996 Compared to Fiscal 1995

Revenues and Gross Margins
     Utility operating revenues in fiscal 1996 were approximately $23,672,000 compared to $24,363,000 in fiscal 1995. Gross margin, which is defined as operating revenues less gas purchased, was approximately $10,026,000 for fiscal 1996 compared to approximately $9,286,000 in fiscal 1995.
     Overall revenues decreased from fiscal 1995 due primarily to a $250,000 rate decrease in the Great Falls division in Montana, effective July 1, 1995. In addition, Malmstrom AFB became a transport customer of the Great Falls division in Fiscal 1996, further reducing operating revenues. Energy West Resources sold natural gas to Malmstrom AFB in Fiscal 1996. This decrease in rates and the Malmstrom change to transport was tempered by colder weather this year than one year ago in all utility divisions and recognition of West Yellowstone revenues this year in this start-up operation. While utility revenues decreased from fiscal 1995, margins increased approximately 8% for fiscal 1996, primarily due to customer growth and colder weather than one year ago in the Great Falls and Cody divisions and the addition of West
Yellowstone s margins in fiscal 1996. The winter heating season in the Great Falls division in fiscal 1996 was approximately 9% colder than fiscal 1995 and 10% colder than normal (i.e., the average temperature during the preceding 30 years). The winter heating season in the Cody division was approximately 5% colder than fiscal 1995, and very close to normal. The Broken Bow division experienced an 18% warmer period than 1995 and 15% warmer period than normal. However, gross margins stayed relatively flat due to customer growth.

Operating Expenses
     Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately
$7,810,000 for fiscal 1996, as compared to approximately $7,136,000 for fiscal 1995. The 9% increase in the period is due to normal inflationary trends, less payroll capitalized since the completion of the West
Yellowstone system as well as the addition of West Yellowstone's utility operating expenses of approximately $266,000.

Interest Charges
     Interest charges allocable to the Company's utility divisions were approximately $1,145,000 in fiscal 1996, as compared to approximately $908,000 in fiscal 1995. Long term debt interest decreased, however short-term interest increased primarily due to an increase in gas in storage, other working capital requirements and to facility expansion, which has been temporarily financed with short-term debt.
Income Taxes
     State and federal income taxes of the Company's utility divisions was approximately $385,000 in fiscal 1996, as compared to approximately $454,000 in fiscal 1995. The 15% decrease was primarily attributable to a $184,000 decrease in pre-tax income of the utility divisions.

Fiscal 1995 Compared to Fiscal 1994

Revenues and Gross Margins
     Utility operating revenues in fiscal 1995 were $24,363,000 compared to $24,421,000 in fiscal 1994. Gross margin, which is defined as operating revenues less gas purchased, was $9,286,000 for fiscal 1995 compared to $8,754,000 in fiscal 1994.
     Although utility revenues remained unchanged from fiscal
1994, margins increased 6% for fiscal 1995, primarily due to higher margins experienced by the Great Falls division when compared to margins experienced in fiscal 1994 as a result of a timing difference in purchased gas costs booked, as well as higher margins in the Broken Bow division as a result of growth in the Payson, Arizona area. The winter heating season in the Great Falls division in fiscal 1995 was approximately 1% warmer than fiscal 1994 and 1% warmer than normal (i.e., the average temperature during the preceding 30 years). The winter heating season in the Cody division was approximately 1% warmer than fiscal 1994 and 5% warmer than normal. The Broken Bow division experienced a 14% increase in revenues and a 24% increase in margins, as a result of growth in the Payson, Arizona area.

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

Income Taxes
     State and federal income taxes of the Company's utility
divisions was $454,000 in fiscal 1995, as compared to $410,000 in fiscal
1994. The 11% increase was primarily attributable to a $76,000 increase in pre-tax income of the utility divisions.
Operating Results of Each of the Company's Non-Utility
Subsidaries
                                              Years Ended June 30,
                                  1996               1995               1994
                                                                 (in thousands)
Rocky Mountain Fuels (RMF)
Operating revenues               $4,352             $3,902             $3,759
Cost of propane                   2,540              2,171              2,050
Operating expenses                1,548              1,484              1,399
Other (income) expense-net          (64)               (33)               (67)
Gain on sale lease back            (236)                 0                  0
Interest expense [see note below]   112                 87                113
Federal and state income taxes      181                 71                 85
Cumulative effect on prior years
of change in accounting for
income taxes                                                                4

Net income                      $   271             $  122            $   183

Energy West Resources (Formerly Vesta-Transenergy)
Operating revenues             $     61           $     76           $     77
Gas trading revenue               4,348              3,239              1,965
Operating expenses                  201                172                170
Cost of gas trading               3,773              2,500              1,667
Other (income) expense-net          (20)               (43)               (44)
Federal and state income taxes      169                259                 94
Cumulative effect on prior years
            of change in accounting for
            income taxes                                                   42

Net income                      $   286            $   427            $   197

Montana Sun
Operating revenues             $     97           $     99            $   100
Operating expenses                   48                 47                 61
Other (income) expense-net          (24)               (16)               (24)
Interest expense [see note below]     0                (14)                (4)
Federal and state income taxes       27                 31                 26
Cumulative effect on prior years
of change in accounting for
income taxes                                                               46

Net income                     $     46           $     51           $     87

Total Non-Utility Net Income    $   603            $   600            $   467

[interest charges for utility and non-utility operations do not equal total interest charges for the Company, due to eliminating entries between entities.]

Non-Utility Operations

Rocky Mountain Fuels
     For the fiscal year ended June 30, 1996, Rocky Mountain
Fuels (RMF) generated net income of approximately $271,000 compared to $122,000 for fiscal 1995. Approximately $140,000 of RMF s increase in net income for fiscal 1996 was attributable to the Petrogas division in Arizona, because of a gain on a sale of assets of Petrogas and approximately $50,000 was due to decreasing depreciation expense in all of RMF s operating divisions as a result of changing the estimated useful lives for certain propane properties from twelve and fifteen years to twenty years, to better reflect their useful lives. Missouri River Propane and Big Horn Answering Service had a loss for the fiscal year.
     For the fiscal year ended June 30, 1995, RMF generated net income of $122,000 compared to $183,000 for fiscal 1994. Approximately $68,000 of RMF s net income for fiscal 1995 was attributable to the Wyo L-P division and approximately $63,000 was attributable to the Petrogas division. RMF income decreased because of higher overheads, due to reallocation from the utility operation and normal inflationary trends along with higher depreciation. Missouri River Propane and Big Horn Answering Service account for the balance, which had a net loss for fiscal 1995.

Energy West Resources  (Formerly Vesta - Transenergy)
     For fiscal 1996, Energy West Resources (EWR) net income was approximately $286,000 compared to $427,000 for fiscal 1995, primarily due to lower margins experienced by its gas marketing operations. Although margins were lower than 1995, EWR s average margin is outstanding and sales volumes have increased 34%. EWR expenses were also higher than 1995 because of higher salaries due to the addition of new employees and increased direct charges of overhead expenses.
     For fiscal 1995, EWR net income was $427,000 compared to $197,000 for fiscal 1994, primarily due to increased gas marketing margins. In fiscal 1995, Energy West Resources gross marketing margin in gas trading activities increased approximately 148% to approximately $738,000 from $298,000 in fiscal 1994. This increase in margins was partially offset by the effect of a $42,000 increase to net income in Fiscal 1994 resulting from adoption of SFAS No.109.

Montana Sun
     For fiscal 1996, Montana Sun s net income was approximately $46,000 as compared to $51,000 for fiscal 1995.
     For fiscal 1995, Montana Sun s net income was $51,000 as compared to $87,000 for fiscal 1994, which had the effect of an accounting change from adoption of SFAS No. 109.

Liquidity and Capital Resources
     The Company's operating capital needs, as well as dividend payments and capital expenditures, are generally funded through cash flow from operating activities, short-term borrowing and liquidation of temporary cash investments. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term. To the extent short-term is used to finance capital projects it is refinanced with long-term debt or equity when economically feasible.
     The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expense activity. The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases and capital expenditures. In general, the Company's short-term borrowing needs for purchase of gas inventory and capital expenditures are greatest during the summer. Short-term borrowing utilized for construction or property acquisitions generally has been on an interim basis and converted to long-term debt and equity when it becomes economical and feasible to do so.
     At June 30, 1996, the Company had an $11,000,000 bank line of credit, of which $7,175,000 had been borrowed under the credit agreement. The short-term borrowings bear interest at the rate of 8% per annum as of June 30, 1996.
     The company generated net cash from operating activities for fiscal 1996 of approximately $674,000 as compared to $3,709,000 for fiscal 1995. This change is primarily attributed to the following; an increase in utility unrecovered gas costs of approximately $1,000,000 due to higher than anticipated gas commodity prices since the last filing. These costs will be recovered over future rates. An increase in gas storage of approximately $500,000 over last year due to the Company taking advantage of relatively low gas prices toward the end of fiscal year 1996. A $500,000 increase in prepaid gas, and a reduction of approximately $250,000 in after tax operating income. Cash used in investing activities was approximately $3,968,000 for fiscal 1996, as compared to $4,262,000 for fiscal 1995. Capital expenditures for fiscal 1996 were approximately $4,591,000 due to system expansion in Payson, Arizona and all other areas and continued expansion of the West Yellowstone system. Partially offsetting these capital expenditures were proceeds received from a sale lease-back in Payson, Arizona of approximately $525,000, proceeds from the sale of property, plant and equipment of $27,000 and proceeds from contributions in aid-of-construction of approximately $63,000.
     The Company generated net cash from operating activities for fiscal 1995 of approximately $3,709,000 as compared to $2,778,000 for fiscal 1994. This change from fiscal 1994 is attributed to a $162,000 increase in net income, $249,000 increase in depreciation and amortization, $92,000 cumulative effect of an accounting change and other miscellaneous working capital changes, offset by approximately $302,000 decrease in deferred income taxes. Cash used in investing activities was approximately $4,262,000 for fiscal 1995, as compared to $1,817,000 for fiscal 1994. Capital expenditures for fiscal 1995 was approximately $4,700,000, primarily due to system expansion in all areas and construction of the West Yellowstone system. Partially offsetting these capital expenditures were proceeds received from a restricted deposit from the Series 1992A bonds deposited in a construction fund, drawn for specific capital projects in the Great Falls division of approximately $205,000, proceeds from the sale of property, plant and equipment of $80,000, proceeds from collection of long-term notes receivable of $79,000 and proceeds from contributions in aid-of-construction of $81,000.
     Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's admini-strative needs. The Company's capital expenditures were approximately $4.6 million in fiscal 1996 and approximately $4.7 million for fiscal 1995. During fiscal 1996, approximately $1.3 million has been expended for the construction of the natural gas system in West Yellowstone, Montana and approximately $1 million had been expended for gas system expansion projects for new subdivisions in the Broken Bow division s service area and approximately $350,000 for additions to the office and the east storage site of Petrogas in Payson, Arizona. Capital expenditures are expected to be approximately $3.6 million in fiscal 1997, including approximately $1.4 million for continued expansion in the Broken Bow division, with the balance for maintenance and other system expansion projects in the Great Falls and Cody divisions. The Company continues to evaluate opportunities to expand its existing businesses.
     Information on the sources and uses of cash for the Company is included in the Consolidated Statements of Cash Flows on page 22 of the Company's 1996 Annual Report.

SEC Ratio of Earnings to Fixed Charges
     For the twelve months ended June 30, 1996, 1995 and 1994, the Company's ratio of earnings to fixed charges was 2.42, 2.93 and 2.64 times, respectively. Fixed charges include interest related to long-term debt, short-term borrowing, certain lease obligations and other current liabilities.

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

Accounting for Income Taxes
     In February 1992 the Financial Accounting Standards Board
( FASB ) issued Statement of Financial Accounting Standards ( SFAS ) No. 109, Accounting for Income Taxes. SFAS No.109 retains the current requirement to record deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes; however, the methodology for calculating and recording deferred income taxes has changed. Under the liability method adopted by SFAS No. 109, deferred tax liabilities or assets are computed using the tax rate that will be in effect when the temporary differences reverse. However, the changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized in operating results by regulated companies because of rate-making treatment and provisions in the Tax Reform Act of 1986. Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109. As permitted under the new rules, prior year s financial statements have not been restated. For regulated operations, the cumulative effect of this change in accounting method on July 1, 1993 resulted in the recording of a regulatory asset of approximately $601,000 and a regulatory liability of approximately $205,000. For nonregulated operations, the cumulative effect of this change in accounting method on July 1, 1993 was to increase net income by approximately $92,000.

Postretirement Benefits Other Than Pensions
     The Company adopted, effective July 1, 1993, SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions. This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post 65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company made a change to the plan, effective July 1, 1996 allowing pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The increased liability from this change is $269,200. The Company expects regulators in Montana and Wyoming to allow recovery of the additional costs associated with the plan change. The adoption of SFAS No. 106 did not have a significant effect upon results of operations. See Note 4 to the Consolidated Financial Statement for additional information.

Environmental Issues
     The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center and to store certain equipment and materials and supplies. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the state of Montana as hazardous to the environment. After management became aware of the potential of contamination on this site, it initiated an assessment of the property through the assistance of a qualified consulting firm. That assessment revealed the presence of certain hazardous material in quantities exceeding tolerances established for such material by regulatory authorities. After making required notifications of that condition to federal and state regulatory authorities, a report summarizing the assessment was filed with the State of Montana Department of Health and Environment Science (MDHES). Subsequent to that submittal a meeting was held with a representative of the MDHES wherein a process was agreed upon to arrive at appropriate remediation of the site. The costs incurred by the Company to date approximate $320,000 and have been capitalized as other deferred charges. Until further work is done regarding remediation alternative, no further estimate of the costs of remediation can be made. Management believes that regardless of the alternative selected, the costs incurred will not materially affect the Company's financial position.
     The Company received formal approval from MPSC to recover the costs associated with the cleanup of this site. The Company has begun recovery of costs incurred at June 30, 1995 over two years through a surcharge in billing rates effective July 1, 1995. The total of recoveries collected through June 30, 1996 is $214,000. Management intends to request that future costs be recovered over a similar time period. The Company cannot give assurance that such costs will be recovered in that regulatory process.

Subsequent Event
In August, 1995, the Company announced that it had signed a letter of intent and a definitive agreement to purchase the assets of Jackson Vangas in Jackson, Wyoming, for approximately $1,000,000, from Quantum Chemical (Suburban Propane Division) of Whippany, New Jersey. Jackson Vangas operates a propane vapor system which serves approximately 500 customers in and around Jackson, Wyoming, a city of approximately 5,000 people. In December, 1995, the Wyoming Public Service Commission granted a natural gas franchise to a competing utility, which now serves electricity in the Jackson Hole area. Since the definitive agreement is contingent upon the approval of the Wyoming Public Service Commission to grant ENERGY WEST a natural gas franchise to serve the Jackson Hole area, that agreement has now become nullified. The costs of the Jackson project were written off through March 31, 1996 of approximately $113,000, which reduced earnings by approximately $.03 per share.
     In June, 1996, the Great Falls division filed a rate adjustment application with the Montana Public Service Commission of approximately $386,000, to recover increased gas supply costs, as part of an annual filing made by the Great Falls division to balance gas supply costs against gas revenues. This filing does not increase the Great Falls division s margins.
     In July, 1996, the Great Falls division filed a general rate increase with the Montana Public Service Commission, which reflects increased operating, maintenance and depreciation costs as well as a change in the cost of capital. The division has applied for interim rate relief and the division expects interim relief no later than November, 1996. The Rate Hearing will be held in late Fiscal 1997.



    Item 8. - Financial Statements and Supplementary Data

    The consolidated financial statements included on pages 18 through 32 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

    Consolidated Quarterly Financial Data on page 17 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

    Item 9. - Changes in and Disagreements with Accountants on
    Accounting and      Financial Disclosure

    Not Applicable



                        PART III

    Item 10. - Directors and Executive Officer of the Registrant

    Information concerning the directors and executive officers is included in Part I, on pages 16 through 19. The information contained under the heading "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this item.

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


   PART IV

Item 14. - Exhibits, Financial Statement Schedules and Reports on Form 8K

The following consolidated financial statements of ENERGY WEST INCORPORATED and Subsidiaries included in the Annual Report of the registrant to its shareholders for the year ended June 30, 1996, are incorporated by reference in item 8.


                                                     Page No.
(a) 1.  Index to Financial Statements

     Included in the Annual Report to Shareholders:

     Report of Independent Auditors                                  F-1

     Consolidated Balance Sheets - June 30, 1996 and 1995         F-2 - F-3

     Consolidated Statements of Income - Years ended
          June 30, 1996, 1995 and 1994                               F-4

     Consolidated Statements of Stockholders' Equity - Years ended
          June 30, 1996, 1995 and 1994                               F-5

     Consolidated Statement of Cash Flows - Years ended
          June 30, 1996, 1995 and 1994                            F-6 - F-7

     Notes to Consolidated Financial Statements                   F-8 - F-25


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3.  Exhibits (See Exhibit Index on Page E-1)

(b)    Reports on Form 8-K
       None
                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ENERGY WEST INCORPORATED

    /S/  Larry D. Geske                     /s/  William J.Quast
    Larry D. Geske, President and                William J. Quast
    Chief Executive Officer                      Vice-President,Treasurer,
    and Chairman of the Board                    Controller and Assistant
                                                 Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/  Larry D. Geske                                     9/27/96
    Larry D. Geske       President and Chief Executive      Date
                    Officer and Acting Chairman of the Board

    /s/ Ian B. Davidson                                     9/27/96
    Ian B. Davidson                 Director                Date

    /s/ Thomas N. McGowen, Jr.                              9/27/96
    Thomas N. McGowen, Jr.          Director                Date

    /s/ G. Montgomery Mitchell                              9/27/96
    G. Montgomery Mitchell          Director                Date

    /s/ John Reichel                                        9/27/96
    John Reichel                    Director                Date

    /s/ David A. Flitner                                    9/27/96
    David A. Flitner                Director                Date



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