Form 10-Q
period 1996-09-30
ENERGY WEST INC
filed 1996-11-14
CIK 43350

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

For the quarterly period ended September 30, 1996
                               OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

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

Class Outstanding at  September 30, 1996
(Common stock, $.15 par value) 2,346,478
ENERGY WEST INCORPORATED
INDEX TO FORM 10-Q

                                                         Page No.

Part I - Financial Information

     Item 1 - Financial Statements

          Condensed consolidated balance sheets as of
          September 30, 1996 and June 30, 1996                      1

          Condensed consolidated statements of income -
          three months ended September 30, 1996 and 1995             2
          Condensed consolidated statements of cash
          flows - three months ended September 30, 1996 and 1995     3

          Notes to Condensed Consolidated Financial Statements       4-9

     Item 2 - Management's discussion and analysis of
          financial condition and results of operations              10-13


Part II   Other Information

     Item 1 - Legal Proceedings                                       14

     Item 2 - Changes in Securities                                   14

     Item 3 - Defaults upon Senior Securities                         14

     Item 4 - Submission of Matters to a Vote of Security Holders     14

     Item 5 - Other Information                                       14

     Item 6 - Reports on Form 8-K                                     14

     Signatures

*************************************************************************

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                       September 30, 1996

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1996.

*************************************************************************

Note 2 - Earnings Per Common and Common Equivalent Share

Earnings per common share are computed based on the weighted average number of common shares issued and outstanding and common stock equivalents, if dilutive.

*************************************************************************

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

SFAS No. 123, Accounting for Stock-Based Compensation, was issued in October 1995. This standard addresses the timing and measurement of stock-based compensation expense. The Company has elected to retain the approach of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), for recognizing stock-based expense in the consolidated FINANCIAL STATEMENTS. The Company will adopt SFAS No. 123 in 1997 with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25.

*************************************************************************

Note 4 - Gain on Sale of Assets

On June 28, 1996, one of the Company's nonregulated subsidiaries sold real property, consisting of land and office and warehouse buildings, for $525,000 in cash. Concurrent with the sale, the Company leased the property back for a period of ten years at an annual rental of $51,975. The initial ten-year term of the lease is extended for two successive five-year periods unless the Company provides at least six months notice prior to the end of either the initial term or the first successive five-year term.

*************************************************************************

Note 5 - Financial Instruments and Risk Management

During 1996, the Company was a party to gas financial swap agreements for its regulated operations. Under these agreements, the Company is required to pay the counterparty (an entity making a market in gas futures) a cash settlement equal to the excess of the stated index price over an agreed upon fixed price for gas purchases. The Company receives cash from the counterparty when the stated index price falls below the fixed price. These swap agreements are made to minimize exposure to gas price fluctuations. Any cash settlements or receipts are included in gas purchased. At June 30, 1996, the Company had one swap agreement in place to hedge 5,000 MMBTU of its daily gas purchases through October 31, 1996.

Beginning on September 1, 1996, the Company is a party to two gas swap agreements, for its nonregulated operations, to hedge 4,400 MMBTU of its daily gas purchases. This contract represents approximately 92% of the supply required for the Company's customers who have selected fixed price service. The hedges were made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas in marketing activities.

*************************************************************************

Note 6 - Income Taxes

Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At September 30, 1996, components of the Company's deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets:
  Allowance for doubtful accounts......................  $41,657
  Unamortized Investment Tax Credit..................... 162,343
  Contributions in Aid of Construction...................116,906
  Other nondeductible accruals.........................  189,269
     Total deferred tax assets.................... .....$510,175

Deferred tax liabilities:
  Customer refunds payable..............................$710,335
  Property, Plant and Equipment........................2,965,217
  Unamortized Debt Issue Costs...........................198,087
  Covenant Not to Compete.............. ..................87,980
  Total deferred tax liabilities....................   3,961,619

Net deferred tax liability............................$3,451,444

Income tax expense consists of the following:

Current income taxes (benefits):
   Federal............................................ ($675,476)
   State................................................(102,583)
Total current income taxes(benefits)................... (778,059)
Deferred income taxes (benefits):
   Excess tax depreciation............................    72,057
   Excess tax (book) amortization....................     (4,609)
   Recoverable cost of gas purchases.................... 311,080
   Regulated Assets....................................   22,120
   Other...............................................    7,281
 Total deferred income taxes.............................407,929
Investment tax credit, net................................(5,266)
Total income taxes (benefits)..........................($375,396)


Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense (benefit) at statutory rates - 34%...........($342,748)
State income taxes (benefit), net of federal income taxes..(34,323)
Amortization of deferred investment tax credits............ (5,266)
Other........................................................6,941
Total income taxes
(benefits)...............................................($375,396)

*************************************************************************

Note 7 - Commitments and Contingencies

Commitments

The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1997 and ending in 2005. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiating every two years. Current prices per Mcf for these contracts range from $1.17 to $1.85. Based on current prices, the minimum take or pay obligation at September 30, 1996 for each of the next five years and in total is as follows:

Fiscal Year
1997             $1,931,088
1998              1,320,018
1999              1,099,218
2000                832,018
2001                832,018
Thereafter        1,809,672
Total           $ 7,824,032


Natural gas purchases under these contracts for the years ended June 30, 1996, 1995 and 1994 approximated $5,520,000, $6,203,000, and $6,091,000, respectively.

On July 1, 1996, the Company entered into a take or pay propane contract which expires June 30, 1997. The contract generally requires the Company to purchase all propane quantities produced by a propane producer in Wyoming (approximately 182,500 gallons per month) tied to the Billings, Montana spot price.

Environmental Contingency

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center and to store certain equipment and materials and supplies. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the state of Montana as hazardous to the environment. After management became aware of the potential of contamination on this site, it initiated an assessment of the property through the assistance of a qualified consulting firm. That assessment revealed the presence of certain hazardous material in quantities exceeding tolerances established for such material by regulatory authorities. After making required notifications of that condition to federal and state regulatory authorities, a report summarizing the assessment was filed with the State of Montana Department of Health and Environmental Science ("MDHES"). Subsequent to that submittal a meeting was held with a representative of the MDHES wherein a process was agreed upon to arrive at appropriate remediation of the site. The costs incurred by the Company to date approximate $320,000 and have been capitalized as other deferred charges. Until further work is done regarding remediation alternatives, no further estimate of the costs of remediation can be made. However, management believes that regardless of the alternative selected, the costs incurred will not materially affect the Company's financial position.

The Company received formal approval from the Montana Public Service Commission to recover certain costs associated with the cleanup of this site. The Company has begun recovery of costs incurred at June 30, 1995 over two years through a surcharge in billing rates effective July 1, 1995. Management intends to request, that future costs be recovered over a similar time period. The total of recoveries collected through September 30, 1996 is $229,000.

*************************************************************************

Note 8 - Operating Revenues and Expenses

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                                                Three Months
                                                   Ended
                                                September 30

                                         1996                   1995

Operating Revenues:
Regulated utilities                   $2,877,380             $2,657,744
Non-regulated operations               1,042,755                672,412
Gas Trading                              657,346                586,770
                                      $4,577,481             $3,916,926

Operating Expenses:
  Gas Purchased:
Regulated                             $1,429,943             $1,245,142
Non-regulated                            684,020                307,689
Cost of gas trading                      588,348                507,110
                                      $2,702,311             $2,059,941

  Distribution, general and administrative:
Regulated                             $1,546,964             $1,455,661
Non-regulated                            374,720                317,280
                                      $1,921,684             $1,772,941

  Maintenance:
Regulated                                $77,961                $75,028
Non-regulated                             23,490                 15,885
                                        $101,451                $90,913

  Depreciation and amortization:
Regulated                               $373,783               $333,322
Non-regulated                             91,358                 92,878
                                        $465,141               $426,200


  Taxes other than income:
Regulated                               $120,346               $127,506
Non-regulated                             25,617                 38,064
                                        $145,963               $165,570

  Income taxes (benefit):
Regulated                              ($344,122)            ( $315,171)
Non-regulated                            (31,274)                (1,932)
                                       ($375,396)             ($317,103)

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

Liquidity and Capital Resources

The Company's operating capital needs, as well as dividend payments and capital expenditures, are generally funded through cash flow from
operating activities,   short-term  borrowing and liquidation of
temporary cash investments. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term. To the extend short-term borrowing is used to finance capital projects it is refinanced with long-term debt or equity when economically feasible.

The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expense activity. The Company has greater need for short-term borrowing during periods when financing of customer accounts receivable and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer. This past fiscal year and during this first quarter of Fiscal 1997, the Company used short-term borrowing for construction of the natural gas system in West Yellowstone, Montana and expansion of its natural gas systems in Great Falls, Montana, Cody, Wyoming and Payson, Arizona as well as increasing its natural gas and propane inventory. Short-term borrowing utilized for construction or property acquisitions generally are replaced by permanent financing when it becomes economical and practical to do so. At September 30, 1996, the Company had an $11,000,000 bank line of credit, of which $9,360,000 had been borrowed.


The Company used net cash in operating activities for the three months ended September 30, 1996 in the amount of $1,684,651 as compared to $3,122,229 for the three months ended September 30, 1995. This decrease in cash used in operating activities was primarily due to lower working capital requirements of approximately $1,400,000, primarily due to lower incentives paid out this year, lower income tax deposits required this year, lower working capital requirements for West Yellowstone expansion and lower payments to employee benefit plans and materials and supplies, partially offset by an increase in utility unrecovered gas costs due to higher than anticipated gas commodity prices since the last filing and a higher net loss than one year ago. Cash used in investing activities was approximately $928,000 for the three months ended September 30, 1996, as compared to approximately $1,348,000 for the three months ended September 30, 1995, primarily due to lower construction expenditures for capital projects.. Cash provided by financing activities was approximately $1,796,000 for the three months ended September 30, 1996, as compared to approximately $4,174,000 for the three months ended September 30, 1995. The decrease in cash provided by financing activities resulted primarily from a decrease in short-term borrowing of approximately $1,000,000 and an increase in the repayment of short-term debt of approximately $1,300,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the ompany's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures, excluding RMF's expenditures for the acquisition of propane operations, were approximately $4.6 million in fiscal 1996 and approximately $4.7 million for fiscal 1995. During fiscal 1996, approximately $1.3 million has been expended for the construction of the natural gas system in West Yellowstone, Montana and approximately $1 million had been expended for gas system expansion projects for new subdivisions in the Broken Bow division's service area and approximately $350,000 for additions to the office and the east storage site of Petrogas in Payson, Arizona. Capital expenditures are expected to be approximately $3.6 million in fiscal 1997, including approximately $1.4 million for continued expansion in the Broken Bow division, with the balance for maintenance and other system expansion projects in the Great Falls and Cody divisions. As of September 30, 1996, approximately $820,000 of that amount had been expended.


Results of Consolidated Operations

Comparison of First Quarter of Fiscal 1996 Ended September 30, 1996 and Fiscal 1995 Ended September 30, 1995

The Company's net loss for the first quarter ended September 30, 1996 was ($636,811) compared to ($467,136) for the quarter ended September 30, 1995.

The increase in the 1997 net loss was primarily due to an increase in short-term interest costs and depreciation costs, due to capital additions and an increase in distribution, general, administrative and maintenance expenses, due to inflation and less salaries being capitalized to major projects than was the case one year ago.

Utility Operations -

Utility operating revenues in the first quarter of fiscal 1997 were approximately $2,877,000 compared to $2,658,000 for the first quarter of fiscal 1996. Gross Margin, which is defined as operating revenues less gas purchased, was approximately $1,447,000 for the first quarter of fiscal 1997 compared to gross margin of approximately $1,412,000 for the first quarter of fiscal 1996. Gross margins increased 2% because of higher margins from natural gas sales in the Cody division due to customer growth resulting in increased natural gas sales as well as increased margins in West Yellowstone due to customer growth.

Overall revenues in the first quarter of fiscal 1997 was higher than revenues in the first quarter of fiscal 1996, due to customer growth in Montana, Wyoming and Arizona .

Operating Expenses -

Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $1,625,000 for the first quarter of fiscal 1997 as compared to $1,531,000 for the same period in fiscal 1996. The 6% increase in the period is generally due to normal inflationary trends.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $324,000 for the first quarter of fiscal 1997, as compared to $225,000 in the comparable period in fiscal 1996. Long term debt interest decreased , however, short term interest increased primarily due to facility expansion, which has been temporarily financed with short term debt.

Income Taxes -
The state and federal income tax benefit of the Company's utility divisions were approximately( $344,000) for the first quarter of fiscal 1997, as compared to approximately ($315,000) for the same period in fiscal 1996. The increase in the income tax benefit was due to a higher pre-tax loss of the utility divisions.


Non-Regulated Operations -

Rocky Mountain Fuels -

For the three months ended September 30, 1996, RMF generated a net loss of approximately ($91,000) compared to a net loss of approximately( $63,000) for the three months ended September 30, 1995. Approximately $48,000 of RMF's net loss for the first quarter of fiscal 1997 was attributable to the Wyo L-P Gas division in Wyoming, approximately $26,000 to the Petrogas division in Arizona, with the balance of approximately $16,000 attributable to Missouri River Propane in Montana. RMF's gross margins remained relatively the same for the three months ended September 30, 1996 compared to the same period last year however RMF experienced higher operating expenses, due to normal inflationary trends experienced and increased use of staff, due to customer growth, as well as higher short-term interest costs due to expansion of plant in Montana and Wyoming, financed by short-term debt.

Energy West Resources, Inc.  - (formerly Vesta, Inc.) -

For the three months ended September 30, 1996, Energy West Resources, Inc.'s net income was approximately $26,000 compared to $29,000 for the three months ended September 30, 1995, primarily due to lower interest income.

Montana Sun, Inc. -

For the three months ended September 30, 1996, Montana Sun, Inc.'s net income was approximately $10,000 compared to $10,000 for the three months ended September 30, 1995,


*************************************************************************

                            FORM 10-Q

                   Part II - Other Information

Item 1.        Legal Proceedings - Not Applicable

Item 2.   Changes in Securities - Not Applicable

Item 3.   Defaults upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders -  Not
          Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          A.  There are no exhibits to this report.

          B. No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



*************************************************************************

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   /s/Larry D. Geske
   _______________________________
   (Larry D. Geske, President and
    Chief Executive Officer


Dated November 13, 1996

   /s/  William J. Quast
   __________________________________
   (William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary

******************************************************************************

I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements
                                       FORM 10Q
                                  ENERGY WEST INCORPORATED
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                         ASSETS

                                               September 30                 June 30
                                                       1996                    1996
Current Assets:
  Cash                                              $76,783                $893,301
  Restricted Deposit with Trustee                         -                       -
  Accounts Receivable (net)                       3,290,953               3,486,328
  Natural Gas and Propane Inventory               2,890,416               2,200,778
  Materials and Supplies                            578,872                 543,316
  Prepayments and other                             823,831                 602,427
  Refundable Income Tax Payments                    738,548                 412,662
  Recoverable Cost of Gas Purchases               1,756,544                 953,392
  Deferred income taxes - current                   189,723                       -

        Total Current Assets                     10,345,668               9,092,204
Investments                                               -                  12,476
Notes Receivable Due After One Year                   8,494                   9,190
Property, Plant and Equipment-Net                26,558,074              26,089,830
Deferred Charges                                  2,871,886               2,290,973

Total Assets                                    $39,784,121             $37,494,673

CAPITALIZATION AND LIABILITIES
Capitalization and liabilities:
Current Liabilities:
  Note payable to bank                           $9,360,000              $7,175,000
  Long-term debt due within one year                360,743                 348,044
  Accounts Payable - Gas Purchases                1,226,981               1,226,508
  Other Current and Accrued Liabilities           2,536,817               2,338,011

        Total Current Liabilities                13,484,541              11,087,563

Deferred Credits                                  5,739,247               4,821,148
  Long-term obligations                           9,690,714              10,045,714

  Stockholders' Equity
    Preferred Stock                                      $0                      $0
    Common Stock (2,346,47andNDres were
    2,321,314 shares were outstanding at September
    30, 1996 and June 30, 1996 respectively)        351,973                 348,198
    Capital in Excess of Par Value                2,843,250               2,635,540
    Retained Earnings                             7,674,397               8,556,510

      To Stockholder's Equity                    10,869,620              11,540,248
Total Capitalization and Liabilities            $39,784,121             $37,494,673

The accompanying notes are an integral part of these condensed financial statements.


                                            -1-





                                  FORM 10Q
                                  ENERGY WEST INCORPORATED
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months and
                                                      Year-To-Date
                                                       September 30

                                                      1996       1995
Operating revenue:
  Regulated utilities                            $2,877,380 $2,657,744
  Nonregulated operations                         1,042,755    672,412
  Gas trading                                       657,346    586,770
Total Revenue                                     4,577,481  3,916,926
Operating Expenses
  Gas Purchased                                   2,113,963  1,552,831
  Cost of gas trading                               588,348    507,110
  Distribution, general and administrative        1,921,684  1,772,941
  Maintenance                                       101,451     90,913
  Depreciation and Amortization                     465,141    426,200
  Other Taxes                                       145,963    165,570
        Total Operating Expenses                  5,336,550  4,515,565

Operating Loss                                     -759,069   -598,639
Other Income (Loss) - Net                            85,495     66,223

Loss before interest charges and
  income tax benefit                               -673,574   -532,416

Interest Charges:
  Long-Term Debt                                    172,703    175,991
  Other                                             165,930     75,833

        Total Interest Charges                      338,633    251,824

Loss before income tax benefit                   -1,012,207   -784,240
Provisio for Income tax benefit                    -375,396   -317,103

Net Loss                                          -$636,811  -$467,137

Loss Per Share of Common and
  Common Equivalent Stock:
Loss per share                                       -$0.27     -$0.21


Dividends per common share                          $0.1050    $0.1000
Weighted Average Common
Shares Outstanding                                2,335,652  2,265,050

The accompanying notes are an integral part of these condensed financial statements.
                                          -2-

                                       FORM 10Q
                                 ENERGY WEST INCORPORATED
                          Condensed Consolidated Statements of Cash Flows


                                                             Three Months Ended
                                                                 September 30
                                                              1996         1995
Operating Activities:
     Net Loss                                                -$636,812    -$467,137

   Adjustment to Reconcile Net Loss to Cash Flows:
     Depreciation and Amortization                             550,340      522,920
     (Gain) Loss on Sale of Property, Plant & Equipment            232            0
     Investment Tax Credit - Net                                -5,266       -5,266
     Deferred Income Taxes - Net                               401,975      246,159
     Change in Operating Assets and Liabilities
       Accounts Receivable                                     195,375      165,452
       Gas Inventory                                          -689,638     -712,463
       Accounts Payable                                        -24,389     -582,855
       Recoverable Cost of Gas Purchases                      -803,152     -618,202
       Prepaids                                               -221,404     -365,430
       Other Assets and Liabilities                           -451,913   -1,305,407

Net Cash Provided by (Used In) Operating Activities         -1,684,652   -3,122,229


Investing Activities:
     Construction Expenditures                                -960,718   -1,369,714
     Collection of Long-Term Notes Receivable                      696          696
     Proceeds from Contributions in Aid of Construction         30,160       20,609
     Proceeds from Sale of Property, Plant & Equipment           1,811            0
         Net Cash Provided by (Used In) Investing Activities  -928,051   -1,348,409
 Financing Activities:
     Proceeds from Notes Payable                             5,085,000    6,165,000
     Repayment of Long-Term Debt                              -355,000     -335,641
     Repayment of Short-Term Borrowings                     -2,900,000   -1,635,000
     Proceeds from Sale of Common Stock                        124,492      127,117
     Dividends on Common Stock                                -158,308     -147,786

  Net Cash Provided by (Used In) Financing Activities        1,796,184    4,173,690


       Net Increase (Decrease) in Cash and Cash Equivalent    -816,519     -296,948


       Cash and Cash Equivalents at Beginning of Year          893,301      507,450


       Cash and Cash Equivalents at End of Period              $76,782     $210,502

The accompanying notes are an integral part of these condensed financial statements.

                                            -3-