Form 10-Q
period 1996-12-31
ENERGY WEST INC
filed 1997-02-14
CIK 43350

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

 For the quarterly period ended December 31, 1996
                           OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Class Outstanding at  December 31, 1996
      (Common stock, $.15 par value) 2,357,034

                    ENERGY WEST INCORPORATED
                      INDEX TO FORM 10-Q

                                                                Page No.

 Part I - Financial Information

      Item 1 - Financial Statements

           Condensed consolidated balance sheets as of
           December 31, 1996 and June 30, 1996                      1

           Condensed consolidated statements of income -
           three months and six months  ended December 31,
           1996 and 1995                                            2

           Condensed consolidated statements of cash
           flows - six months ended December 31, 1996 and 1995      3

           Notes to Condensed Consolidated Financial Statements    4-8

      Item 2 - Management's discussion and analysis of
           financial condition and results of operations           9-14

 Part II   Other Information

      Item 1 - Legal Proceedings                                   15

      Item 2 - Changes in Securities                               15

      Item 3 - Defaults upon Senior Securities                     15

      Item 4 - Submission of Matters to a Vote of Security
               Holders                                             15

      Item 5 - Other Information                                   15

      Item 6 - Reports on Form 8-K                                 15

      Signatures

 ***********************************************************************

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              September 30, 1996

 Note 1 - Basis of Presentation

 The  accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
 Accordingly,  they do not  include all of the information and footnotes required by generally accepted  accounting principles for
 complete financial statements.   In the  opinion  of  management,
 all adjustments (consisting only of normal recurring accruals) considered
 necessary for a fair presentation  have been  included.   Operating
 results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated
 (the Company) annual report on Form 10-K for the year ended June 30, 1996.

 ***********************************************************************

 Note 2 - Earnings Per Common and Common Equivalent Share

 Earnings per common share are computed based on the weighted average number of common shares issued and outstanding and common stock equivalents, if dilutive.

 ***********************************************************************

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

 SFAS No. 123, Accounting for Stock-Based Compensation, was issued in October 1995. This standard addresses the timing and measurement of stock-based compensation expense. The Company has elected to retain the approach of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), for recognizing stock-based expense in the consolidated financial statements. The Company will adopt SFAS No. 123 effective with the year ended June 30, 1997, with respect to the disclosure requirements set forth therein for companies retaining the intrinsic value approach of APB No. 25.

 ***********************************************************************

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

 ***********************************************************************

 Note 5 - Financial Instruments and Risk Management

 During 1996, the Company was a party to gas financial swap agreements for its regulated operations. Under these agreements, the Company is required to pay the counter party (an entity making a market in gas futures) a cash settlement equal to the excess of the stated index price over an agreed upon fixed price for gas purchases. The Company receives cash from the counter party when the stated index price falls below the fixed price. These swap agreements are made to minimize exposure to gas price fluctuations. Any cash settlements or receipts are included in gas purchased. At June 30, 1996, the Company had one swap agreement in place to hedge 5,000 MMBTU of its daily gas purchases through October 31, 1996.

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

 Beginning on January 1, 1997, the Company has hedged 100% of the Liquid Natural Gas feedstock required for the load of the West
 Yellowstone Gas operation.

 ***********************************************************************

 Note 6 - Income Taxes

 Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax
 purposes.   At December 31, 1996,  components of the Company's
 deferred tax assets and deferred tax liabilities are as follows:

 Deferred tax assets:
   Allowance for doubtful accounts.............................. $44,124
   Unamortized Investment Tax Credit............................ 162,343
   Contributions in Aid of Construction......................... 134,722
   Other nondeductible accruals................................. 164,041
                                                                 -------
      Total deferred tax assets................................. 505,230
                                                                 -------
 Deferred tax liabilities:
   Customer refunds payable..................................... 713,061
   Property, Plant and Equipment.............................. 2,983,923
   Unamortized Debt Issue Costs................................. 194,539
   Covenant Not to Compete....................................... 86,920
                                                               ---------
      Total deferred tax liabilities.......................... 3,978,443
                                                              ----------
 Net deferred tax liability.................................. $3,473,213
                                                              ==========

 Income tax expense consists of the following:

 Current income taxes (benefits):
    Federal................................................... ($256,415)
    State....................................................... (39,259)
                                                               ----------
 Total current income taxes (benefits)......................... (295,674)
                                                               ----------

 Deferred income taxes (benefits):
    Excess tax depreciation....................................  138,939
    Excess tax (book) amortization............................... (9,217)
    Recoverable cost of gas purchases..........................  313,806
    Regulated Assets.............................................. 1,056
    Other........................................................ (8,427)
                                                                 --------
  Total deferred income taxes................................... 436,157
 Investment tax credit, net..................................... (10,531)
                                                                 --------
 Total income taxes (benefits)................................. $129,952
                                                                =========

 Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

 Tax expense (benefit) at statutory rates - 34%................ $140,087
 State income taxes (benefit), net of federal income taxes....... (1,654)
 Amortization of deferred investment tax credits................ (10,531)
 Other............................................................ 2,050
                                                                 --------
 Total income taxes (benefits)................................. $129,952
                                                                =========

 ***********************************************************************

 Note 7 - Commitments and Contingencies

 Commitments

 The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1997 and ending in
 2005.   The contracts  generally require the Company to purchase
 specified  minimum volumes of  natural  gas  at  a  fixed  price which is subject to renegotiating every two years. Current prices per Mcf for these contracts range from $1.17 to $1.85.
  Based on current prices, the minimum take or pay obligation at December 31, 1996 for each of the next five years and in total is as follows:

 Fiscal Year
 1997             $1,725,000
 1998              1,725,000
 1999              1,100,000
 2000                955,000
 2001                955,000
 Thereafter        1,750,000
                 -----------
 Total           $ 8,210,000
                 ===========

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

 Environmental Contingency

 The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center and to store certain equipment and materials and supplies. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the state of Montana as hazardous to the environment. After management became aware of the potential of contamination on this site, it initiated an assessment of the property through the assistance of a qualified consulting firm.
 That assessment revealed the presence of certain hazardous material in quantities exceeding tolerances established for such material by regulatory authorities. After making required notifications of that condition to federal and state regulatory authorities, a report summarizing the assessment was filed with the State of Montana Department of Health and Environmental Science ("MDHES").
 Subsequent to that submittal a meeting was held with a representative of the MDHES wherein a process was agreed upon to arrive at appropriate remediation of the site. The costs incurred by the Company to date approximate $347,000 and have been capitalized as other deferred charges. Until further work is done regarding remediation alternatives, no further estimate of the costs of remediation can be made. However, management believes that regardless of the alternative selected, the costs incurred will not materially affect the Company's financial position.

 The Company received formal approval from the Montana Public Service Commission to recover certain costs associated with the cleanup of this site. The Company has begun recovery of costs incurred at June 30, 1995 over two years through a surcharge in billing rates effective July 1, 1995. Management intends to request, that future costs be recovered over a similar time period. The total of recoveries collected through December 31, 1996 is $294,000.

 ***********************************************************************

 Note 8 - Operating Revenues and Expenses,

      Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                                  Three Months               Six Months
                                     Ended                     Ended
                                   December 31               December 31
                                1996         1995         1996         1995
Operating Revenues:,
 Regulated utilities        $8,891,733   $7,060,020  $11,769,113   $9,717,764
 Non-regulated operations    3,064,822    1,140,256    4,107,577    1,812,668
 Gas Trading                 1,719,415    1,440,204    2,376,761    2,026,974
                           -----------  -----------  -----------  -----------
                           $13,675,970   $9,640,480  $18,253,451  $13,557,406
                           ===========  ===========  ===========  ===========

Operating Expenses:
   Gas Purchased:
   Regulated                $5,362,439   $4,071,795   $6,792,383   $5,316,937
   Non-regulated             2,272,886      620,045    2,956,905      927,734
   Cost of gas trading       1,665,813    1,271,188    2,254,161    1,778,298
                           -----------  -----------  -----------  -----------
                            $9,301,138   $5,963,028  $12,003,449   $8,022,969
                           ===========  ===========  ===========  ===========

Distribution, general
and administrative:
   Regulated                $1,583,982   $1,386,178   $3,130,946   $2,841,839
   Non-regulated               407,240      318,316      781,958      635,596
                           -----------  -----------  -----------  -----------
                            $1,991,222   $1,704,494   $3,912,904   $3,477,435
                           ===========  ===========  ===========  ===========

Maintenance:
   Regulated                   $99,038      $65,091     $177,000     $140,119
   Non-regulated                25,752       16,846       49,243       32,731
                           -----------  -----------  -----------  -----------
                              $124,790      $81,937     $226,243     $172,850
                           ===========  ===========  ===========  ===========

Depreciation and
amortization:
   Regulated                  $376,111     $345,651     $749,894     $678,973
   Non-regulated                86,314       96,314      177,672      189,192
                           -----------  -----------  -----------  -----------
                              $462,425     $441,965     $927,566     $868,165
                           ===========  ===========  ===========  ===========

Taxes other than income:
   Regulated                  $153,540     $113,353     $273,886     $240,859
   Non-regulated                31,990       31,575       57,607       69,639
                           -----------  -----------  -----------  -----------
                              $185,530     $144,928     $331,493     $310,498
                           ===========  ===========  ===========  ===========

Income taxes:
   Regulated                  $362,164     $316,652      $18,047      $14,375
   Non-regulated               143,184       87,953      111,905       73,127
                           -----------  -----------  -----------  -----------
                              $505,348     $404,605     $129,952      $87,502
                           ===========  ===========  ===========  ===========

 ***********************************************************************

  FORM 10-Q
                    ENERGY WEST INCORPORATED

 Item 2 -
   Management's Discussion and Analysis of Interim Financial Statements
   --------------------------------------------------------------------

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

 Liquidity and Capital Resources
 -------------------------------

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


 The  Company's short-term borrowing requirements vary according to
 the seasonal  nature  of its sales and expense activity.   The
 Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall.
 This past fiscal year and during this first six months of Fiscal 1997, the Company used short-term borrowing for construction of the natural gas system in West Yellowstone, Montana and expansion of its natural gas systems in Great Falls, Montana, Cody, Wyoming and Payson, Arizona as well as increasing its natural gas and propane inventory. Short-term borrowing utilized for construction or property acquisitions generally are replaced by permanent
 financing when it becomes economical and practical to do so.   At
 December 31, 1996, the Company had a $13,000,000 bank line of credit, of which $10,652,000 had been borrowed.

 The Company used net cash in operating activities for the six months ended December 31, 1996 in the amount of $2,236,000 as compared to $4,199,000 for the six months ended December 31, 1995. This decrease in cash used in operating activities was primarily due to lower working capital requirements of approximately $1,600,000 , from lower incentives paid out this year, lower income tax deposits required this year, lower working capital requirements for West
 Yellowstone expansion   and lower payments to employee benefit plans
 and materials and supplies, partially offset by an increase in utility unrecovered gas costs of approximately $68,000 due to higher than anticipated gas commodity prices. In addition higher net income of approximately $95,000 than one year ago and higher depreciation and amortization of approximately $174,000 reduced cash used in operating activities. Cash used in investing activities was approximately $1,542,000 for the six months ended December 31, 1996, as compared to approximately $2,160,000 for the six months ended December 31, 1995, primarily due to lower construction expenditures for capital projects. Cash provided by financing activities was approximately $2,925,000 for the six months ended December 31, 1996, as compared to approximately $6,235,000 for the
 six months ended December 31, 1995.   The decrease in cash provided
 by financing activities resulted primarily from a decrease in short-term borrowing of approximately $1,800,000 and an increase in the repayment of short-term debt of approximately $1,500,000.

 Capital  expenditures  of the Company are primarily for  expansion
 and improvement of its gas utility properties.   To a lesser extent,
 funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $4.6 million in fiscal 1996 and approximately $4.7 million for fiscal 1995. During fiscal 1996, approximately $1.3 million has been expended for the construction of the natural gas system in West Yellowstone, Montana and approximately $1 million had been expended for gas system expansion projects for new subdivisions in the Broken Bow division's service area and approximately $350,000 for additions to the office and the east storage site of Petrogas in Payson, Arizona. Capital expenditures are expected to be approximately $3.6 million in fiscal 1997, including approximately $1.4 million for continued expansion in the Broken Bow division, with the balance for maintenance and other system expansion projects in the Great Falls and Cody divisions. As of December 31, 1996, approximately $1,600,000 of that amount had been expended.

 ***********************************************************************

 Results of Consolidated Operations
 ----------------------------------

 Comparison of Second Quarter of Fiscal 1997 Ended December 31, 1996 and Fiscal 1996 Ended December 31, 1995
 -------------------------------------------------------------------

 The Company's net income for the second quarter ended December 31, 1996 was $916,664 compared to $651,846 for the quarter ended
 December 31, 1995.

 The increase in the 1997 net income was due primarily to an increase in gross margins from gas sales and a one time capital gain on the sale of a temporary cash investment, offset by increases in short-term interest costs and depreciation costs, due to capital additions and an increase in distribution, general, administrative and maintenance expenses, due to inflation and less salaries being capitalized to major projects than was the case one year ago.

 Utility Operations -
 --------------------

 Utility operating revenues in the second quarter of fiscal 1997 were approximately $8,892,000 compared to $7,060,000 for the second
 quarter of fiscal 1996.   Gross Margin, which is defined as
 operating revenues less gas purchased, was approximately $3,529,000 for the second quarter of fiscal 1997 compared to gross margin of approximately $2,993,000 for the second quarter of fiscal 1996. Gross margins increased 18% because of higher margins from natural gas sales in the Great Falls and Cody divisions and in the West Yellowstone area and higher margins from propane vapor sales in the Broken Bow division, due to colder weather than one year ago and customer growth in all utility operations, as well as a 1.87% interim rate increase in the Great Falls division, effective November 4, 1996, which contributed to increased margins by approximately $112,000.


 Operating Expenses -

 Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $1,683,000 for the second quarter of fiscal 1997 as compared to $1,450,000 for the same period in fiscal 1996. The 16% increase in the period is generally due to normal inflationary trends and less payroll and expenses capitalized to projects.

 Interest Charges -

 Interest charges allocable to the Company's utility divisions were approximately $390,000 for the second quarter of fiscal 1997, as compared to $314,000 in the comparable period in fiscal 1996. Long term debt interest decreased , however, short term interest increased primarily due to facility expansion and increases in gas storage, which has been temporarily financed with short term debt.

 Income Taxes -
 State and federal income taxes of the Company's utility divisions were approximately $362,000 for the second quarter of fiscal 1997, as compared to approximately $317,000 for the same period in fiscal 1996. The increase in income taxes was due to higher pre-tax income of the utility divisions.


 Non-Regulated Operations -
 --------------------------

 Rocky Mountain Fuels -

 For the three months ended December 31, 1996,  RMF generated net
 income  of approximately $150,000   compared to  net income of
 approximately $48,000 for the three months ended December 31, 1995. Approximately $128,000 of RMF's net income for the second quarter of fiscal 1997 was attributable to the Wyo L-P Gas division in Wyoming, approximately $29,000 to the Petrogas division in Arizona, with the balance of approximately ($6,000) net loss attributable to
 Missouri River Propane in Montana.    RMF's  gross margins increased
 approximately 54% or $262,000 for the three months ended December 31, 1996 compared to the same period last year primarily due to increased wholesale propane sales in the Wyo L-P Gas division in Wyoming. Margins this quarter increased in the Wyo L-P division from approximately $2,000 to $147,000 for wholesale propane sales, due to customer growth and weather and from approximately $283,000 to $358,000 for retail propane sales, due to colder weather than the same quarter last year, and margins in the Petrogas division in Arizona increased from approximately $128,000 to $152,000, while Missouri River Propane in Montana margins remained relatively similar to the same quarter one year ago, however RMF experienced higher operating expenses, due to normal inflationary trends and increased use of staff, from customer growth, as well as higher short-term interest costs due to expansion of plant in Montana and Wyoming, financed by short-term debt. State and federal income taxes increased to approximately $82,000 for this quarter from $23,000 last year, due to higher pre-tax income of Rocky Mountain Fuels, Inc.

 Energy West Resources, Inc.  - (formerly Vesta, Inc.) -

 For the three months ended December 31, 1996, Energy West Resources, Inc.'s net income was approximately $23,000 compared to $83,000 for the three months ended December 31, 1995, primarily due to lower gas trading margins. Gas trading margins decreased approximately $115,000 or 68%due to increased natural gas prices in Canada and Montana. State and federal income taxes decreased this quarter to approximately $16,000 from $52,000 the same quarter one year ago, due to lower pre-tax income of Energy West Resources, Inc.

 Montana Sun, Inc. -

 For the three months ended December 31, 1996, Montana Sun, Inc.'s net income was approximately $75,000 compared to $21,000 for the three months ended December 31, 1995, due primarily to the sale of temporary investments at a capital gain.

 ***********************************************************************

 Results of Consolidated Operations
 ----------------------------------

 Comparison of Six Months Ended December 31, 1996 and Fiscal 1996 Ended December 31, 1995
 -----------------------------------------------------------------

 The Company's net income for the first six months ended December 31, 1996 was $279,853 compared to $184,710 for the six months ended December 31, 1995.

 The increase in the 1997 net income was due primarily to an increase in gross margins from natural gas and propane sales and a one time capital gain on the sale of a temporary cash investment, offset by increases in short-term interest costs and depreciation costs, due to capital additions and an increase in distribution, general, administrative and maintenance expenses, due to inflation and less salaries being capitalized to major projects, than was the case one year ago.

 Utility Operations -
 --------------------

 Utility  operating  revenues in the first six months of fiscal 1997
 were approximately $11,800,000   compared to approximately
 $9,700,000 for the first six months of fiscal 1996.   Gross Margin,
 which is defined as operating revenues less gas purchased, was approximately $5,000,000 for the first six months of fiscal 1997 compared to gross margin of approximately $4,400,000 for the first six months of fiscal 1996. Gross margins increased 14% because of higher margins from natural gas sales in the Great Falls and Cody divisions and in the West Yellowstone area and higher margins from propane vapor sales in the Broken Bow division, due to colder weather than one year ago and customer growth in all utility operations as well as a 1.86% interim rate increase in the Great Falls division, effective November 4, 1996, which contributed to increased margins by approximately $112,000.

 Operating Expenses -

 Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $3,300,000 for the first six months of fiscal 1997 as compared to $2,980,000 for the same period in fiscal 1996. The 11% increase in the period is generally due to normal inflationary trends and less payroll and other expenses capitalized to projects.

 Interest Charges -

 Interest charges allocable to the Company's utility divisions were approximately $715,000 for the first six months of fiscal 1997, as compared to $539,000 in the comparable period in fiscal 1996. Long term debt interest decreased, however, short term interest increased primarily due to facility expansion and increases in gas storage, which has been temporarily financed with short term debt.

 Income Taxes -
 The state and federal income taxes of the Company's utility
 divisions were approximately $18,000   for the first six months of
 fiscal 1997, as compared to approximately $14,000 for the same period in fiscal 1996. The increase in income taxes was due to higher pre-tax income of the utility divisions.


 Non-Regulated Operations -
 --------------------------

 Rocky Mountain Fuels -

 For the six months ended December 31, 1996, RMF generated net income of approximately $59,000 compared to a net loss of ($15,000) for the six months ended December 31, 1995. About
 $80,000 of RMF's net income for the first six months of fiscal 1997 was attributable to the Wyo L-P Gas division in Wyoming,
 $2,000 to the Petrogas division in Arizona, with the balance of ($23,000) net loss attributable to Missouri River Propane in
 Montana.    RMF's  gross margins increased approximately 32% or
 $260,000 for the six months ended December 31, 1996 compared to the same period last year, primarily due to increased wholesale propane sales in the Wyo L-P Gas division in Wyoming. Margins this six month period increased in the Wyo L-P division approximately $158,000 or 32% for wholesale propane sales, due to customer growth and weather and $39,000 or 8% for retail propane sale, due to colder weather than the same six months last year, and margins in the Petrogas division in Arizona increased from a year ago by approximately $29,000 or 16% due to customer growth and weather, while Missouri River Propane in Montana margins increased from a year ago by approximately $12,000 or 63% due to weather and customer growth, however RMF experienced higher operating expenses, due to normal inflationary trends experienced and increased use of staff, due to customer growth, as well as higher short-term interest costs due to expansion of plant in Montana and Wyoming, financed by short-term debt. State and federal income taxes increased to approximately $30,000 for this six month period from( $14,000), an income tax benefit last year, due to pre-tax income this year versus a pre-tax loss last year in Rocky Mountain Fuels, Inc.

 Energy West Resources, Inc.  - (formerly Vesta, Inc.) -

 For the six months ended December 31, 1996, Energy West Resources,
 Inc.'s  net income was approximately $49,000    compared to $113,000
 for the six months ended December 31, 1995, primarily due to lower gas trading margins. Gas trading margins decreased approximately $126,000 or 51%due to increased natural gas prices in Canada and Montana. State and federal income taxes decreased this six month period to approximately $31,000 from $69,000 the same six month period one year ago.

 Montana Sun, Inc. -

 For the six months ended December 31, 1996, Montana Sun, Inc.'s net income was approximately $85,000 compared to $31,000 for the six months ended December 31, 1995, due primarily to the sale of temporary investments at a capital gain.

 ***********************************************************************

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

           B. No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

 ***********************************************************************


                        SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    /s/Larry D. Geske
    _______________________________
    Larry D. Geske, President and
     Chief Executive Officer


 Dated February 13, 1997

    /s/  William J. Quast
    __________________________________
    William J. Quast, Vice-President, Treasurer,
    Controller and Assistant Secretary


I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements
                                                     FORM 10Q
                                 ENERGY WEST INCORPORATED
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                             ASSETS

                                                   December 31                      June 30
                                                         1996                         1996

 Current Assets:
   Cash and Cash Equivalent                           $39,960                     $893,301
   Accounts Receivable (net)                        7,972,283                    3,486,328
   Natural Gas and Propane Inventory                2,575,584                    2,200,778
   Materials and Supplies                             458,002                      543,316
   Prepayments and other                              697,515                      602,427
   Refundable Income Tax Payments                     259,234                      412,662
   Recoverable Cost of Gas Purchases                1,760,338                      953,392
   Deferred income taxes - current                    189,723                            0

         Total Current Assets                      13,952,639                    9,092,204

 Investments                                                0                       12,476

 Notes Receivable Due After One Year                    8,261                        9,190

 Property, Plant and Equipment-Net                 26,828,883                   26,089,830

 Deferred Charges                                   3,123,152                    2,290,973

 Total Assets                                     $43,912,935                  $37,494,673


                                 CAPITALIZATION AND LIABILITIES


 Current Liabilities:
   Note payable to bank                           $10,652,000                   $7,175,000
   Long-term debt due within one year                 358,478                      348,044
   Accounts Payable - Gas Purchases                 3,432,750                    1,226,508
   Other Current and Accrued Liabilities            2,387,791                    2,338,011

         Total Current Liabilities                 16,831,019                   11,087,563

 Deferred Credits                                   5,768,318                    4,821,148
   Long-term Debt (less amounts due within on       9,685,474                   10,045,714

   Stockholders' Equity
     Preferred Stock                                        0                            0
     Common Stock(2,357,034 shares and
     2,321,314 shares were outstanding at December
     31, 1996 and June 30, 1996 respectively)         353,557                      348,198
     Capital in Excess of Par Value                 2,929,893                    2,635,540
     Retained Earnings                              8,344,674                    8,556,510

       To Stockholder's Equity                     11,628,124                   11,540,248


 Total Capitalization and Liabilities             $43,912,935                  $37,494,673

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             FORM 10Q
                                 ENERGY WEST INCORPORATED
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended                Six Months Ended
                                                        December 31                       December 31

                                                    1996             1995          1996           1995
 Operating revenue:
   Regulated utilities                             $8,891,733       $7,060,020 $11,769,113       $9,717,764
   Nonregulated operations                          3,064,822        1,140,256   4,107,577        1,812,668
   Gas trading                                      1,719,415        1,440,204   2,376,761        2,026,974
 Total Revenue                                     13,675,970        9,640,480  18,253,451       13,557,406
 Operating Expenses
   Gas Purchased                                    7,635,325        4,691,840   9,749,288        6,244,671
   Cost of gas trading                              1,665,813        1,271,188   2,254,161        1,778,298
   Distribution, general and administrative         2,116,012        1,786,431   4,139,147        3,650,285
   Depreciation and Amortization                      462,425          441,965     927,566          868,165
   Taxes other than Income                            185,530          144,928     331,493          310,498


         Total Operating Expenses                  12,065,105        8,336,352  17,401,655       12,851,917

 Operating Income                                   1,610,865        1,304,128     851,796          705,489

 Other Income - Net                                   222,519           93,562     308,014          159,786


  Income Before Interest Charges & IncomeTaxe       1,833,384        1,397,690   1,159,810          865,275

 Interest Charges:
   Long-Term Debt                                     172,706          165,921     345,409          341,912
   Other                                              238,666          175,318     404,596          251,151

         Total Interest Charges                       411,372          341,239     750,005          593,063

 Net Income Before Income Taxes                     1,422,012        1,056,451     409,805          272,212

 Income Taxes                                         505,348          404,605     129,952           87,502

 Net Income                                          $916,664         $651,846    $279,853         $184,710

 Income Per Share of Common and
   Common Equivalent Stock:

 Net Income per Common Share                            $0.39            $0.29       $0.12            $0.08


 Dividends per common share                           $0.1050          $0.1000     $0.2100          $0.2000

 Weighted Average Common
 Shares Outstanding                                 2,357,280        2,232,297   2,346,532        2,278,780

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             FORM 10Q
                                 ENERGY WEST INCORPORATED
                           Condensed Consolidated Statements of Cash Flows

                                                                       Six Months Ended
                                                                         December 31
                                                                          1996        1995
 Operating Activities:
          Net Income                                                  $279,853    $184,710

      Adjustments to Reconcile Net Income to Cash Flow
        Depreciation and Amortization                                1,088,629     914,324
        (Gain) Loss on Sale of Assets                                  (11,309)     (3,681)
        Investment Tax Credit                                          (10,531)    (10,531)
        Deferred Income Taxes                                          423,745     360,530
        Changes in Operating Assets and Liabilities                 (4,006,490) (5,644,262)

         Net Cash Provided by (Used In) Operating Activities        (2,236,103) (4,198,910)

 Investing Activities:
        Construction Expenditures                                   (1,591,715) (2,191,478)
        Restricted Deposits                                                  0           0
        Collection of Long-Term Notes Receivable                           929       3,483
        Proceeds from Contributions in Aid of Construction              29,822      19,586
        Proceeds from Sale of Property, Plant & Equipment               18,942       8,028
            Net Cash Provided by (Used In) Investing Activitie      (1,542,022) (2,160,381)

 Financing Activities:
        Proceeds from Long-Term Debt                                         0      11,305
        Proceeds from Notes Payable                                  9,352,000  11,150,000
        Repayment of Long-Term Debt                                   (360,240)   (353,242)
        Repayment of Notes Payable                                  (5,875,000) (4,415,000)
        Sale of Common Stock                                           125,142     127,117
        Dividends paid                                                (317,119)   (285,033)

          Net Cash Provided by (Used In) Financing Activities        2,924,783   6,235,147

          Net Increase (Decrease) in Cash and Cash Equivalents        (853,342)   (124,144)

          Cash and Cash Equivalents at Beginning of Year               893,301     507,450

          Cash and Cash Equivalents at End of Period                   $39,959    $383,306

 The accompanying notes are an integral part of these condensed consolidated financial statements.