Form 10-K/A
period 1996-06-30
ENERGY WEST INC
filed 1997-03-24
CIK 43350

THE PURPOSE OF THIS AMENDED 10-K IS TO INCLUDE
SUPPLEMENTAL INFORMATION REQUESTED BY THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION, FEBRUARY 28, 1997.

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                            FORM 10-KA

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

The aggregate market value of the voting stock held by non-affiliates
of the registrant as of September 20,  1996    Common Stock, $.15 Par
Value - $11,997,032
The number of shares outstanding of the issuer's classes of common stock as of September 20, 1996 Common Stock, $.15 Par Value -
2,336,245 shares

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the annual shareholders' report for the year ended June 30, 1996 are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual shareholders meeting held November 21, 1996 are incorporated by reference into Part III.

PART I
Item 2. - Properties
          ----------

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

Environmental Matters
---------------------

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

However, management believes that regardless of the alternative selected, the costs incurred will not materially affect the Company's financial position, results of operations and net cash flows.


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

                              14
*****************************************************************************

                             ITEM 7

                    Energy West Annual Report

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

Revenue
     Operating revenues increased approximately 3%. Regulated revenues decreased 3% compared to the prior year due to a rate decrease in the Great Falls division in Montana, effective July 1, 1995. This decrease in rates was partially offset by colder weather this year than one year ago in the Great Falls and Cody utility divisions, increased transport revenues in the Cody division operations and the West Yellowstone revenues in this start-up
operation.   Nonregulated revenues increased approximately 6%, from
increased bulk propane sales in the areas served by Wyo L-P gas in Wyoming, Missouri River Propane in Montana and Petrogas in Arizona. Both Missouri River Propane and Petrogas, sell propane to related regulated utilities Cascade Gas Company and Broken Bow Gas Company respectively. Operating revenues in Energy West Resources decreased by 20% however gas trading revenues increased by 34% due to customer growth and an increase in volumes.

Gross Margin
     Gross margins (operating revenues less cost of gas purchased and cost of gas trading) increased approximately $664,000 in 1996. Regulatory gross margins increased approximately $740,000 because of higher margins from natural gas sales in the Great Falls and Cody divisions. Margins were tempered by the effects of a rate reduction in the Great Falls division of approximately $260,000 annually, ordered by the Montana Public Service Commission which went into effect on July 1, 1995. In addition, margins of West Yellowstone are reflected in 1996 this fiscal year. Nonregulated gross margins decreased approximately $84,000, primarily due to smaller margins in Energy West Resources' gas marketing operations.



                                1
***********************************************************************

Revenues
     Regulated revenues decreased from $24,363,000 in fiscal 1995 to $23,672,000 in fiscal 1996 or 3%, primarily due to a decrease in the revenues of the Great Falls division of approximately $1,550,000, due to a $260,000 rate decrease ordered by the Montana Public Service Commission and a reduction in gas costs reducing rates by approximately $290,000 and the shift of Malmstrom Air Force Base revenues to a transportation customer, further reducing revenues by approximately $1,000,000. This was offset by the inclusion of West Yellowstone revenues of approximately $300,000 and increased Cody division revenues of approximately $330,000, due to increased volumes sold due to customer growth and weather and higher transportation revenues and increases in the Broken Bow and Cascade divisions, due to customer growth. Gas purchases decreased from $15,077,500 in fiscal 1995 to $13,646,200 in fiscal 1996 or 10%, primarily due to a reduction in natural gas costs.

Operating Income
     Regulated operating income increased approximately $65,000 in fiscal 1996 or 3%, primarily due to increased gross margins of approximately $740,000, due to customer growth, colder weather and higher transportation sales and the inclusion of West Yellowstone margins. This was offset by increases in distribution, general, administrative and general expenses of approximately $490,000, due to operations growth and inflation, increases in depreciation and amortization expenses of approximately $153,000, due to additional utility plant and increases in taxes other than income of approximately $29,000, due to higher property taxes in all three states served by Energy West.

     Nonregulated operating income decreased approximately $190,000 in fiscal 1996 or 20%, due to smaller margins in Energy West Resources' gas marketing operations of approximately $84,000, higher operating and maintenance expenses of approximately $156,000 due to inflation and growth of nonregulated operations, offset partially by lower depreciation and amortization costs.



                                2
***********************************************************************

Other Expenses
     Operating expenses (excluding cost of gas sales) increased approximately $2,042,000 or 18% in 1996. The primary reason for this increase was due to normal inflationary trends, lower capitalized payroll since the completion of the West Yellowstone system as well as the addition of West Yellowstone's utility operating expenses this fiscal year.
     As a result of the above changes, operating income decreased 4% from $3,092,000 in 1995 to $2,965,000 in 1996. Total interest expense for the Company was $1,243,000 for fiscal 1996, up from $939,000 in fiscal 1995, due to higher short-term borrowing used in
expansion of the Company's  utility systems.   Other additions to or
deductions from operating income in determining net income remained comparable between the two years.

Fiscal 1995 Compared to Fiscal 1994

Net Income
     The Company's net income for fiscal 1995 was $1,513,000
compared to $1,351,000 in fiscal 1994, an increase of $162,000 or 12% over 1994. However fiscal 1994 net income included an accounting change of $92,000 due to the cumulative effect on prior years of the change in accounting for income taxes. Before the effect of the accounting change, net income increased $254,000 or 20% in 1995 over 1994. The notes to the financial statements further describe this accounting change. The following summary describes the components of the change between years.

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


                                3
***********************************************************************

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




OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS

                                            Years Ended June 30
                                         1996        1995        1994
                                         ----        ----        ----
                                              (in thousands)
Operating revenues:
     Great Falls division              $15,737     $16,812     $16,900
     Cody division                       5,940       5,609       5,813
     Broken Bow division                 1,995       1,942       1,708
                                       -------     -------     -------

Total operating revenues                23,672      24,363      24,421
Gas purchased                           13,646      15,077      15,667
                                       -------     -------     -------
Gross Margin                            10,026       9,286       8,754
Operating expenses                       7,810       7,136       6,673
Interest charges    [see note below]     1,145         908         895
Other utility (income) expense-net        (118)       (126)       (106)
Federal and state income taxes             385         454         410
                                       -------     -------     -------
Net utility income                        $804       $ 914        $882
                                       =======     =======     =======
     [interest charges for utility and non-utility operations do not equal total interest charges for the Company, due to eliminating entries between entities.]

     Fiscal 1996 Compared to Fiscal 1995



                                4
***********************************************************************

Revenues and Gross Margins
          Utility operating revenues in fiscal 1996 were approximately $23,672,000 compared to $24,363,000 in fiscal 1995. Gross margin, which is defined as operating revenues less gas purchased, was approximately $10,026,000 for fiscal 1996 compared to approximately $9,286,000 in fiscal 1995.
          Overall revenues decreased from fiscal 1995 due primarily to a $250,000 rate decrease in the Great Falls division in Montana, effective July 1, 1995. In addition, Malmstrom AFB became a transport customer of the Great Falls division in Fiscal 1996, further reducing operating revenues. Energy West Resources sold natural gas to Malmstrom AFB in Fiscal 1996. This decrease in rates and the Malmstrom change to transport was tempered by colder weather this year than one year ago in all utility divisions and recognition of West Yellowstone revenues this year in this start-up operation. While utility revenues decreased from fiscal 1995, margins increased approximately 8% for fiscal 1996, primarily due to higher margins from natural gas sales in the Great Falls and Cody divisions and propane sales in the Broken Bow division because of customer growth and colder weather than one year ago in the Great Falls and Cody divisions and the addition of West Yellowstone's margins in fiscal 1996, in this start-up operation. The winter heating season in the Great Falls division in fiscal 1996 was approximately 10% colder than fiscal 1995 and 8% colder than "normal" (i.e., the average temperature during the preceding 30 years). The winter heating season in the Cody division was approximately 5% colder than fiscal 1995, and very close to normal. The Broken Bow division experienced an 18% warmer period than 1995 and 15% warmer period than normal.

Operating Expenses
     Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $7,810,000 for fiscal
1996, as compared to approximately $7,136,000 for fiscal 1995. The 9% increase in the period is due to normal inflationary trends, less payroll capitalized since the completion of the West Yellowstone system as well as the addition of West Yellowstone's utility operating expenses of approximately $257,000 this fiscal year in this start-up operation.

Interest Charges
     Interest charges allocable to the Company's utility divisions were approximately $1,146,000 in fiscal 1996, as compared to approximately $908,000 in fiscal 1995. Long term debt interest decreased, however short-term interest increased primarily due to facility expansion, which has been temporarily financed with short-term debt.

Income Taxes
     State and federal income taxes of the company's utility divisions was approximately $385,000 in fiscal 1996, as compared to approximately $454,000 in fiscal 1995. The 15% decrease was primarily attributable to a $184,000 decrease in pre-tax income of the utility divisions.



                                5
***********************************************************************

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


                                6
***********************************************************************

OPERATING RESULTS OF EACH OF THE COMPANY'S NON-UTILITY SUBSIDIARIES

                                               Years Ended June 30
                                          1996        1995       1994
                                          ----        ----       ----
                                                 (in thousands)
ROCKY MOUNTAIN FUELS (RMF)
     Operating revenues                  $4,352      $3,902      $3,759
     Cost of propane                      2,540       2,171       2,050
     Operating expenses                   1,548       1,484       1,399
     Other (income) expense-net             (64)        (33)        (67)
     Gain on sale lease back               (236)          0           0
     Interest expense [see note below]      112          87         113
     Federal and state income taxes         181          71          85
     Cumulative effect on prior years
     of change in accounting for
     income taxes                                                     4
                                         ------      ------      ------
Net income                               $  271      $  122      $  183
                                         ======      ======      ======

ENERGY WEST RESOURCES (Formerly Vesta-Transenergy)
     Operating revenues                  $   61      $   76       $  77
     Gas trading revenue                  4,348       3,239       1,965
     Operating expenses                     201         172         170
     Cost of gas trading                  3,773       2,500       1,667
     Other (income) expense-net             (20)        (43)        (44)
     Federal and state income taxes         169         259          94
     Cumulative effect on prior years
     of change in accounting for
     income taxes                                                    42
                                         ------      ------      ------
Net income                               $  285      $  427      $  197
                                         ======      ======      ======

MONTANA SUN
     Operating revenues                  $   97       $  99        $100
     Operating expenses                      48          47          61
     Other (income) expense-net             (24)        (16)        (24)
     Interest expense [see note below]        0         (14)         (4)
     Federal and state income taxes          27          31          26
     Cumulative effect on prior years
     of change in accounting for
     income taxes                                                    46
                                         ------      ------      ------
Net income                               $   47      $   51      $   87
                                         ======      ======      ======

Total Non-Utility Net Income             $  603      $  600      $  467
                                         ======      ======      ======

   [interest charges for utility and non-utility operations do not equal total interest charges for the Company, due to eliminating entries between entities.]


                                7
***********************************************************************

Non-Utility Operations

Rocky Mountain Fuels
     For the fiscal year ended June 30, 1996, Rocky Mountain Fuels
(RMF) generated net income of approximately $271,000 compared to $122,000 for fiscal 1995. Approximately $140,000 of RMF's increase in net income for fiscal 1996 was attributable to the Petrogas division in Arizona, because of a gain on a sale of assets of Petrogas and approximately $76,000 was due to decreasing depreciation expense in all of RMF's operating divisions as a result of changing the estimated useful lives for certain propane properties from twelve and fifteen years to twenty years, to better reflect its useful lives. Missouri River Propane and Big Horn Answering Service had a loss for the fiscal year.

     For the fiscal year ended June 30, 1995, RMF generated net income of $122,000 compared to $183,000 for fiscal 1994. Approximately $68,000 of RMF's net income for fiscal 1995 was attributable to the Wyo L-P division and approximately $63,000 was attributable to the Petrogas division. RMF income decreased because of higher overheads, due to reallocation from the utility operation and normal inflationary trends along with higher depreciation. Missouri River Propane and Big Horn Answering Service account for the balance, which had a net loss for fiscal 1995.



Energy West Resources (Formerly Vesta - Transenergy)
     For fiscal 1996, Energy West Resources' (EWR) net income was approximately $285,000 compared to $427,000 for fiscal 1995, primarily due to lower margins experienced by its gas marketing operations. Although margins were lower than 1995, EWR's average margin is outstanding and sales volumes have increased 34%. EWR expenses were also higher than 1995 because of power marketing investigations, salary and expenses for an EWR specific employee, increased direct charges and overheads allocated to EWR from EWST management in connection with efforts to enhance EWR operations.

     For fiscal 1995, EWR net income was $427,000 compared to $198,000 for fiscal 1994, primarily due to increased gas marketing margins. In fiscal 1995, Energy West Resources' gross marketing margin in gas trading activities increased approximately 148% to approximately $738,000 from $298,000 in fiscal 1994. This increase in margins was partially offset by the effect of a $42,000 increase to net income in Fiscal 1994 as a result from adoption of SFAS No.109.

Montana Sun
     For fiscal 1996, Montana Sun's net income was approximately
$47,000 as compared to $51,000 for fiscal 1995.
     For fiscal 1995, Montana Sun's net income was $51,000 as compared to $87,000 for fiscal 1994 which had the effect of an accounting change, from adoption of SFAS No. 109.


                                8
***********************************************************************

Liquidity and Capital Resources
     The Company's operating capital needs, as well as dividend payments and capital expenditures, are generally funded through cash flow from operating activities, short-term borrowing and liquidation of temporary cash investments. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term or issued equity securities to fund capital expansion projects or reduce short-term borrowing.

     The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expense activity. The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases and capital expenditures. In general, the company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months. In addition during the past two years, the Company has used short-term borrowing to finance the acquisition of propane operations and LNG for West Yellowstone Gas. Short-term borrowing utilized for construction or property acquisitions generally has been on an interim basis and converted to long-term debt and equity when it becomes economical and feasible to do so.

     At June 30, 1996, the Company had a $11,000,000 bank line of credit, of which $7,175,000 had been borrowed under the credit agreement. The short-term borrowings bear interest at the rate of 8% per annum as of June 30, 1996.

     The company generated net cash from operating activities for fiscal 1996 of approximately $547,000 as compared to $3,605,000 for fiscal 1995. This change from fiscal 1995 is attributed to a $106,000 decrease in net income, a $236,000 gain on sale-leaseback, a reduction in accounts payable of approximately $1,000,000, an increase in recoverable costs of gas purchases and prepaid gas of approximately $1,627,000 and other miscellaneous working capital changes of approximately $1,170,000 offset by approximately $491,000 increase in deferred income taxes, an increase in gas inventory of approximately $470,000 and an increase in accounts receivable of approximately $80,000. Cash used in investing activities was approximately $3,968,000 for fiscal 1996, as compared to $4,262,000 for fiscal 1995. Capital expenditures for fiscal 1996 was approximately $4,591,000, primarily due to system expansion in Payson, Arizona and all other areas and continued expansion of the West Yellowstone system. Partially offsetting these capital expenditures were proceeds received from a sale lease back in Payson, Arizona of approximately $525,000, proceeds from the sale of property, plant and equipment of $27,000 and proceeds from contributions in aid of construction of approximately $63,000.



                                9
***********************************************************************

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

     Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $4.6 million in fiscal 1996 and approximately $4.7 million for fiscal 1995 and $2.6 million in fiscal 1994, including RMF's expenditures for the acquisition of propane operations. During fiscal 1996, approximately $1.3 million has been expended for the construction of the natural gas system in West Yellowstone, Montana and approximately $1 million had been expended for gas system expansion projects for new subdivisions in the Broken Bow division's service area and approximately $350,000 for additions to the office and the east storage site of Petrogas in Payson, Arizona. Capital expenditures are expected to be approximately $3.6 million in fiscal 1997, including approximately $1.4 million for continued expansion for the Broken Bow division, with the balance for maintenance and other special system expansion projects in the Great Falls and Cody divisions. The Company continues to evaluate opportunities to expand its existing businesses from time to time.

     The major factors which will affect the Company's future results include general and regional economic conditions, weather, customer retention and growth, the ability to meet competitive pressures and to contain costs, changes in the competitive environment in the Company's non-regulated segment, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, and continued access to capital markets.



                                10
***********************************************************************

     The regulatory structure which has historically embraced the gas industry has been in the process of transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition and will continue to impose additional pressure on the Company's ability to retain customers and to maintain current rate levels. The changes in the gas industry have allowed commercial and industrial customers to negotiate their own gas purchases directly with producers or brokers. To date, the changes in the gas industry have not had a negative impact on earnings or cash flow of the Company's regulated segment.

     The accounts and rates of the Company's regulated segment are subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's regulated segment maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's regulated segments differ in certain respects from application by the non-regulated segment and other non-regulated businesses. The regulated segment prepares its financial statements in accordance with Statement of Accounting Standards No. 71 --"Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, which will be amortized over various periods of time. The costs deferred are further described in the Company's financial statements and the notes thereto. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's regulated segment were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.


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


                               11
***********************************************************************

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

Accounting for Income Taxes
     In February 1992 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS") No. 109, "Accounting for Income Taxes." SFAS No.109 retains the current requirement to record deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes; however, the methodology for calculating and recording deferred income taxes has changed. Under the liability method adopted by SFAS No. 109, deferred tax liabilities or assets are computed using the tax rate that will be in effect when the temporary differences reverse. However, the changes in tax rates applied to accumulated deferred income taxes may not be immediately recognized in operating results by regulated companies because of rate-making treatment and provisions in the Tax Reform Act of 1986. Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109. As permitted under the new rules, prior year's financial statements have not been restated. For regulated operations, the cumulative effect of this change in accounting method on July 1, 1993 resulted in the recording of a regulatory asset of approximately $601,000 and a regulatory liability of approximately $205,000. For nonregulated operations, the cumulative effect of this change in accounting method on July 1, 1993 was to increase net income by approximately $92,000.
Postretirement Benefits Other Than Pensions
     The Company adopted, effective July 1, 1993, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post 65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company made a change to the plan, effective July 1, 1996 allowing pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The increased liability from this change is $269,200. The Company expects regulators in Montana and Wyoming to allow recovery of the additional costs associated with the plan change. The adoption of SFAS No. 106 did not have a significant effect upon results of operations. See Note 4 to the Consolidated Financial Statement for additional information.




                               12
***********************************************************************

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

The costs incurred by the Company to date approximate $320,000 and have been capitalized as other deferred charges. Until further work is done regarding remediation alternative, no further estimate of the costs of remediation can be made. However, management believes that regardless of the alternative selected, the costs incurred will not materially affect the Company's results of operations and net cash flows.



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



                               13
***********************************************************************

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

     In July, 1996, the Great Falls division file a general rate increase with the Montana Public Service Commission for approximately $963,000, which reflects increased operating, maintenance and depreciation costs as well as a change in the cost of capital. The Great Falls division has applied for interim rate relief of approximately $530,000 and the division expects interim relief no later than November, 1996. If the Montana Public Service Commission approves the Great Falls division's rate filing, the impact of rate relief would increase earnings per share on an annual basis of approximately $.26 per share and would increase Fiscal 1997 earnings by approximately $.07 per share. The Rate Hearing will be held in late Fiscal 1997.


                               14
***********************************************************************