Form 10-Q
period 1997-03-31
ENERGY WEST INC
filed 1997-05-15
CIK 43350

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D. C. 20549

       Quarterly Report under section 13 or 15(d) of the Securities Exchange Act of 1934

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                           OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
                  EXCHANGE ACT OF 1934

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

Class Outstanding at  March 31, 1997
(Common stock, $.15 par value) 2,357,471


 ***********************************************************************

ENERGY WEST INCORPORATED


                  INDEX TO FORM 10-Q

                                                              Page No.

Part I - Financial Information

     Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 1997  and June 30, 1996                       1

          Condensed Consolidated Statements of Income -
          three months and nine months
            ended March 31, 1997 and 1996                         2

          Condensed Consolidated Statements of Cash
          Flows - nine months ended March 31, 1997 and 1996       3

          Notes to Condensed Consolidated Financial
            Statements                                          4-8

     Item 2 - Management's discussion and analysis of
          financial condition and results of operations        9-14

Part II   Other Information

     Item 1 - Legal Proceedings                                  15

     Item 2 - Changes in Securities                              15

     Item 3 - Defaults upon Senior Securities                    15

     Item 4 - Submission of Matters to a Vote of Security
Holders                                                          15

     Item 5 - Other Information                                  15

     Item 6 - Reports on Form 8-K                                15

     Signatures

 ***********************************************************************





 I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements
                                            FORM 10-Q
                                 ENERGY WEST INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             ASSETS
                                                 March 31                   June 30
                                                     1997                      1996
Current Assets:
  Cash and Cash Equivalents                       $79,630                  $893,301
  Accounts Receivable (net)                     6,348,364                 3,486,328
  Natural Gas and Propane Inventory             4,859,758                 2,200,778
  Materials and Supplies                          441,621                   543,316
  Prepayments and Other                           590,888                   602,427
  Refundable Income Tax Payments                        0                   412,662
  Recoverable Cost of Gas Purchases             1,455,388                   953,392
  Deferred Income Taxes - current                 189,723                         0

        Total Current Assets                   13,965,372                 9,092,204

Investments                                             0                    12,476

Notes Receivable Due After One Year                 8,261                     9,190

Property, Plant and Equipment-Net              26,926,402                26,089,830

Deferred Charges                                3,142,911                 2,290,973

Total Assets                                  $44,042,946               $37,494,673



                                       CAPITALIZATION AND LIABILITIES
 Capitalization and Liabilities:
  Current Liabilities:
  Note Payable to bank                        $10,050,000                $7,175,000
  Long-term Debt due within one year              356,968                   348,044
  Accounts Payable - Gas Purchases              2,256,538                 1,226,508
  Other Current and Accrued Liabilities         3,333,455                 2,338,011

        Total Current Liabilities              15,996,961                11,087,563

Deferred Credits                                5,890,281                 4,821,148
Long-term Debt (less amounts
due within one year)                            9,685,474                10,045,714

Stockholders' Equity
    Preferred Stock                                     0                         0
    Common Stock  ( 2,357,471 and
    2,321,314 shares were outstanding
    March 31, 1997 and June 30, 1996,
    respectively)                                 353,623                   348,198
    Capital in Excess of Par Value              2,932,962                 2,635,540
    Retained Earnings                           9,183,645                 8,556,510

      Total Stockholders' Equity               12,470,230                11,540,248


Total Capitalization and Liabilities          $44,042,945               $37,494,673

The accompanying notes are an integral part of these condensed financial statements.

                                               -1-

*****************************************************************************


                                                  FORM 10-Q
                                       ENERGY WEST INCORPORATED
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended        Nine Months Ended
                                                         March 31                  March
                                                    1997          1996        1997        1996
Operating revenue:
  Regulated utilities                         $10,225,740    $9,752,152 $21,994,853 $19,469,916
  Nonregulated operations                       3,655,501     1,220,371   7,763,078   3,033,039
  Gas trading                                   2,040,786     1,157,509   4,417,547   3,184,483
Total Revenue                                  15,922,027    12,130,032  34,175,478  25,687,438
Operating Expenses
  Gas Purchased                                 9,335,727     6,519,567  19,085,015  12,764,238
  Cost of gas trading                           1,841,406       982,986   4,095,567   2,761,284
  Distribution, general and administrative      2,020,640     2,052,668   6,159,787   5,702,953
  Depreciation and Amortization                   450,127       424,023   1,377,693   1,292,188
  Other Taxes                                     170,480       195,544     501,973     506,042

        Total Operating Expenses               13,818,380    10,174,788  31,220,035  23,026,705

Operating Income                                2,103,647     1,955,244   2,955,443   2,660,733

Other Income (Loss) - Net                           5,675       (17,360)    313,689     142,425


 Income Before Interest Charges & Taxes         2,109,322     1,937,884   3,269,132   2,803,158

Interest Charges:
  Long-Term Debt                                  172,704       173,316     518,113     515,228
  Other                                           228,260       181,560     632,856     432,711

        Total Interest Charges                    400,964       354,876   1,150,969     947,939

Net Income Before Income Taxes                  1,708,358     1,583,008   2,118,163   1,855,219

Income Taxes                                      621,852       569,279     751,804     656,781

Net Income                                     $1,086,506    $1,013,729  $1,366,359  $1,198,438

Earnings Per Share of Common and
 Common Equivalent Stock:

Earnings per Share                                  $0.46         $0.44       $0.58       $0.52


Dividends per common share                        $0.1050       $0.1000     $0.3150     $0.3000

Weighted Average Common
Shares Outstanding                              2,353,541     2,288,870   2,353,541   2,288,870

The accompanying notes are an integral part of these condensed financial statements.




                                               -2-


******************************************************************************


                                      FORM 10-Q
                                 ENERGY WEST INCORPORATED
                        Condensed Consolidated Statements of Cash Flows


                                                               Nine Months Ended
                                                                  March 31
                                                               1997        1996
Operating Activities:
     Net Income                                          $1,366,359   $1,198,438

  Adjustments to Reconcile Net Income to Cash Flow
   Depreciation and Amortization                          1,610,949    1,597,531
   (Gain) Loss on Sale of Property, Plant & Equipment       (18,026)      (4,484)
   Investment Tax Credit - Net                              (15,797)     (15,797)
   Deferred Income Taxes - Net                              339,543      111,872
   Changes in Operating Assets and Liabilities           (4,133,914)  (2,110,533)
    Net Cash Provided by (Used In) Operating Activities    (850,886)     777,027


Investing Activities:
   Construction Expenditures                             (2,174,185)  (3,506,545)
   Collection of Long-Term Notes Receivable                     929        4,179
   Proceeds from Contributions in Aid of Construction        98,790       32,905
   Proceeds from Sale of Property, Plant & Equipment         33,297       24,089
     Net Cash Provided by (Used In) Investing
       Activies                                          (2,041,169)  (3,445,372)

Financing Activities:
   Proceeds from Notes Payable                           24,977,000   15,255,000
   Repayment of Long-Term Debt                             (360,240)    (405,852)
   Repayment of Notes Payable                           (22,102,000) (12,385,000)
   Sale of Common Stock                                       6,922       59,295
   Dividends Paid                                          (443,298)    (317,838)

     Net Cash Provided by (Used In) Financing
     Activities                                           2,078,384    2,205,605


     Net Increase (Decrease) in Cash and Cash
     Equivalents                                           (813,671)    (462,740)


     Cash and Cash Equivalents at Beginning of Year         893,301      567,006


     Cash and Cash Equivalents at End of Period             $79,630     $104,266

The accompanying notes are an integral part of these condensed financial statements.
                                                 -3-

******************************************************************************


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (UNAUDITED)
                     March 31, 1997

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997 due to seasonal factors affecting gas utility, construction and other operations.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West
Incorporated (the Company) annual report on Form 10-KA for the year ended June 30, 1996 filed March 24, 1997.

Note 2 - Earnings Per Common and Common Equivalent Share

Earnings per common share are computed based on the weighted average number of common shares issued and outstanding and common stock equivalents, if dilutive. In February 1997, the Financial Accounting Standards Board (SFAS) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. The overall objective of Statement 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with the recently issued International Accounting Standard No. 33, Earnings Per Share. Statement 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. As a result, calendar year end companies will first report on the new EPS basis in the fourth quarter ended December, 1997. Subsequent to the effective date, all prior-period EPS amounts (including EPS information in interim financial statements, earnings summaries, and selected financial data) are required to be restated to conform to the provisions of Statement 128. Under Statement 128, primary EPS will be replaced with a new simpler calculation called basic EPS. Basic EPS will be calculated by dividing income available to common stockholders (i.e., net income less preferred stock dividends) by the weighted average common shares outstanding. Thus, in the most significant change in current practice, options, warrants, and convertible securities will be excluded from the calculation. Further, contingently issuable shares will be included in basic EPS only if all the necessary conditions have been satisfied by the end of the period and it is only a matter of time before they are issued. Basic EPS under Statement 128 will result in higher earnings per share because common stock equivalents will not be included.
Thus, the basic EPS calculation will be less complex and easier to prepare. The Company has not calculated Basic Earnings per Share at the end of March 31, 1997, but will adopt this standard in the second quarter of Fiscal 1998.

 ***********************************************************************



Note 3 - Principal Accounting Policies

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

Note 4 - Gain on Sale of Assets

On June 28, 1996, one of the Company's nonregulated subsidiaries sold real property, consisting of land and office and warehouse buildings, for $525,000 in cash. Concurrent with the sale, the Company leased the property back for a period of ten years at an annual rental of $51,975. The initial ten-year term of the lease extends automatically for two successive five-year periods unless the Company provides at least six months notice of non-renewal prior to the end of either the initial term or the first successive five-year term.

Note 5 - Financial Instruments and Risk Management


Effective September 1, 1996, the Company was a party to two gas swap agreements, for its nonregulated operations, to hedge 4,400 MMBTU of its daily gas purchases. These contracts represent approximately 92% of the supply required for the Company's customers who have selected fixed price service. Also, beginning on January 1, 1997, the Company has hedged 500 MMBTU per day, which is 100% of the Liquid Natural Gas feedstock required for the supply of the West Yellowstone Gas operation. The hedges were made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas in marketing activities.

 ***********************************************************************



Note 6 - Income Taxes

Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax
purposes.   At March 31, 1997,  components of the Company's
deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets:
  Allowance for doubtful accounts........................ $28,428
  Unamortized Investment Tax Credit...................... 162,343
  Contributions in Aid of Construction................... 135,743
  Other nondeductible accruals..........................  136,571
     Total deferred tax assets..........................  463,085

Deferred tax liabilities:
  Customer refunds payable............................... 567,056
  Property, Plant and Equipment.........................3,008,189
  Unamortized Debt Issue Costs........................... 190,991
  Covenant Not to Compete.............................     85,859
     Total deferred tax liabilities..................   3,852,095

Net deferred tax liability............................ $3,389,010

Income tax expense consists of the following:

Current income taxes (benefits):
   Federal...............................................$367,328
   State................................................   58,849
Total current income taxes (benefits)..................   426,177
Deferred income taxes (benefits):
   Excess tax depreciation................................212,271
   Excess tax (book) amortization.........................(13,826)
   Recoverable cost of gas purchases......................167,801
   Regulatory Assets ...................................  (21,029)
   Other.................................................  (3,793)
 Total deferred income taxes..............................341,424
Investment tax credit, net................................(15,797)
Total income taxes (benefits)............................$751,804

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense (benefit) at statutory rates - 34%.......... $721,229
State income taxes (benefit), net of federal income taxes..50,203
Amortization of deferred investment tax credits...........(15,797)
Other.................................................     (3,831)
Total income taxes (benefits)........................... $751,804

 ***********************************************************************

Note 7 - Commitments and Contingencies

Commitments

The Company has entered into long-term, take or pay natural gas supply contracts which expire at various times from 1999 to
2005.   The contracts  generally require the Company to purchase
specified  minimum volumes of  natural  gas  at  a  fixed  price which is subject to renegotiation every two years. Current prices per Mcf for these contracts range from $1.17 to $1.75.
 Based on current prices, the minimum take or pay obligation at March 31, 1997 for each of the next five years and in total is as follows:

Fiscal Year
1997            $1,250,000
1998             1,510,000
1999             1,510,000
2000               810,000
2001               810,000
Thereafter       1,285,000
               -----------
Total          $ 7,175,000
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

Environmental Contingency

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality (MDEQ) formerly known as Montana Department of Health and Environmental Science ("MDHES") in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to MDEQ. The Company's environmental consultant advises the Company that it expects to have the report filed with the MDEQ by approximately mid-summer. MDEQ would then provide for public comment on the remediation plan. Once the comment period has lapsed and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation could be in place by the fall of 1998.

At March 31, 1997 the costs incurred in evaluating this site have totalled approximately $400,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of March 31, 1997 that recovery mechanism had generated approximately the same $400,000 as had been expended. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter by periodic approvals of the costs incurred for this matter. The Company intends to submit an application for such review by approximately July 1, 1997.

Legal Proceedings

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part II- Other Information, Item1., the adverse outcome of which individually or in the aggregate, in the Company's view, would have a material adverse effect on the Company's results of operations, financial position or liquidity.

 ***********************************************************************

     Note 8 - Operating Revenues and Expenses,

     Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                                 Three Months                Nine Months
                                    Ended                      Ended
                                   March 31                   March 31
                              1997         1996           1997           1996

Operating Revenues:
 Regulated utilities       $10,225,740   $9,752,152    $21,994,853   $19,469,916
Non-regulated operations     3,655,501    1,220,371      7,763,078     3,033,039
Gas trading                  2,040,786    1,157,509      4,417,547     3,184,483
                           -----------  -----------    -----------   -----------
                           $15,922,027  $12,130,032    $34,175,478   $25,687,438
                           ===========  ===========    ===========   ===========
Operating Expenses:
  Gas Purchased:
Regulated                   $6,512,236   $6,007,311    $13,304,619   $11,324,248
Non-regulated                2,823,491      512,256      5,780,396     1,439,990
Cost of gas trading          1,841,406      982,986      4,095,567     2,761,284
                           -----------  -----------    -----------   -----------
                           $11,177,133   $7,502,553    $23,180,582   $15,525,522
                           ===========  ===========    ===========   ===========

Distribution, general
and administrative:
Regulated                   $1,470,698   $1,560,305     $4,601,642    $4,402,144
Non-regulated                  409,233      343,871      1,191,193       979,467
                           -----------  -----------    -----------   -----------
                            $1,879,931   $1,904,176     $5,792,835    $5,381,611
                           ===========  ===========    ===========   ===========

Maintenance:
Regulated                     $118,843     $130,587       $295,843      $270,706
Non-regulated                   21,866       17,905         71,109        50,636
                           -----------  -----------    -----------   -----------
                              $140,709     $148,492       $366,952      $321,342
                           ===========  ===========    ===========   ===========

Depreciation and
amortization:
Regulated                     $372,832     $325,483     $1,122,726    $1,004,456
Non-regulated                   77,295       98,540        254,967       287,732
                           -----------  -----------    -----------   -----------
                              $450,127     $424,023     $1,377,693    $1,292,188
                           ===========  ===========    ===========   ===========

Taxes other than income:
Regulated                     $143,760     $159,493       $417,646      $400,352
Non-regulated                   26,720       36,051         84,327       105,690
                           -----------  -----------    -----------   -----------
                              $170,480     $195,544       $501,973      $506,042
                           ===========  ===========    ===========   ===========

Income taxes:
Regulated                     $430,087     $432,546       $448,134      $446,921
Non-regulated                  191,765      136,733        303,670       209,860
                           -----------  -----------    -----------   -----------
                              $621,852     $569,279       $751,804      $656,781
                           ===========  ===========    ===========   ===========


 ***********************************************************************

                       FORM 10-Q
                ENERGY WEST INCORPORATED

Item 2 - Management's Discussion and Analysis of Interim Financial
Statements

The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods
indicated.   The Company's regulated utility operations primarily
involve the distribution and sale of natural gas to the public in the Great Falls, Montana and Cody, Wyoming areas and the distribution of propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas. Since 1995, the Company's regulated utility operations have also included the distribution of natural gas through an underground system in West Yellowstone, Montana that is supplied by liquified natural gas.

The  Company conducts certain non-utility operations through its
three wholly-owned  subsidiaries:    Rocky  Mountain  Fuels,  Inc.
(RMF), a distributor of bulk propane in northwestern Wyoming, Cascade, Montana and the Payson, Arizona area; Energy West Resources, Inc. which is involved in the marketing of natural gas in Montana and Wyoming, gas storage and a small amount of oil and gas production; Montana Sun, Inc., which owns two real estate properties in Great Falls, Montana, along with certain other investments.

Liquidity and Capital Resources

The Company's operating capital needs, as well as dividend payments and capital expenditures, are generally funded through cash
flow  from operating   activities,   short-term  borrowing  and
liquidation   of  temporary cash investments.   Historically, to the
extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term. To the extent short-term borrowing has been used to finance capital projects, it has been refinanced with long-term debt or equity.

The  Company's short-term borrowing requirements vary according to
the seasonal  nature  of its sales and expense activity.   The
Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall, during the construction season and when the heating season begins. This past fiscal year and during this first nine months of fiscal 1997, the Company used short-term borrowing for construction of its natural gas system in West Yellowstone, Montana and expansion of its natural gas systems in Great Falls, Montana, Cody, Wyoming and Payson, Arizona, as well as to increase its natural gas and propane inventory. Short-term borrowing utilized for construction or property acquisitions generally is replaced by permanent
financing when it becomes economical and practical to do so.   At
March 31, 1997, the Company had a $16,000,000 bank line of credit, of which $10,050,000 had been borrowed.

 ***********************************************************************

The Company used net cash in operating activities for the nine months ended March 31, 1997 in the amount of $851,000 as compared to net cash provided by operating activities of $777,000 for the nine months ended March 31, 1996. This increase in cash used in operating activities of approximately $1,600,000 was primarily due to higher working capital requirements of approximately $1,900,000. This increase was due to the following: 1] increased purchases of natural gas inventory of approximately $2,500,000, 2] an increase in utility unrecovered gas costs of approximately $375,000 due to higher than anticipated gas commodity prices, 3] higher accounts receivable of approximately $527,000 due to increased sales. This increase in cash used was partially offset by an increase in accounts payable of approximately $778,000, primarily due to increased gas purchases, reduced prepaid items of approximately $620,000, primarily related to a $500,000 prepaid gas contract commitment made in fiscal 1996, higher net income of approximately $168,000 and higher deferred income taxes of approximately $228,000.

 Cash used in investing activities was approximately $2,000,000 for the nine months ended March 31, 1997, as compared to approximately $3,400,000 for the nine months ended March 31, 1996, primarily due to lower construction expenditures for capital projects. Cash provided by financing activities was approximately $2,100,000 for the nine months ended March 31, 1997, as compared to approximately $2,200,000 for the nine months ended March 31, 1996.
 The decrease in cash provided by financing activities resulted primarily from an increase in dividends paid of approximately $125,000, partially offset by reduced principal payments on long-term debt and reduced sale of common stock through the Company's
Dividend Reinvestment Plan and the Company's Incentive Stock Option
Plan.

Capital  expenditures  of the Company are primarily for  expansion
and improvement of its gas utility properties.   To a lesser extent,
funds are  also  expended  to  meet  the equipment  needs  of  the
Company's   subsidiaries and to meet the Company's administrative
needs. The Company's capital expenditures were approximately $4.6 million in fiscal 1996 and approximately $4.7 million for fiscal 1995. During fiscal 1996, approximately $1.3 million was expended for the construction of a natural gas system in West Yellowstone, Montana, approximately $1 million was expended for gas system expansion projects for new subdivisions in the Broken Bow division's service area and approximately $350,000 was expended for additions to the office and the east storage site of Petrogas in Payson, Arizona. Capital expenditures are expected to be approximately $3.7 million in fiscal 1997, including approximately $1.4 million for continued expansion in the Broken Bow division, with the balance for maintenance and other system expansion projects in the Great Falls and Cody divisions. As of March 31, 1997, approximately $2,200,000 of that amount had been expended.

 ***********************************************************************

Results of Consolidated Operations

Comparison of Third Quarter of Fiscal 1997 Ended March 31, 1997 and Third Quarter of Fiscal 1996 Ended March 31, 1996

The Company's net income for the third quarter ended March 31, 1997 was $1,086,506 compared to $1,013,729 for the quarter ended March 31, 1996. The increased net income in the third quarter of fiscal 1997 was due primarily to an increase in gross margins from propane sales in the Company's non-regulated operations, offset by increases in short-term interest costs and depreciation costs, due to capital additions.

Utility Operations -

Utility operating revenues in the third quarter of fiscal 1997 were approximately $10,225,000 compared to $9,750,000 for the third
quarter of fiscal 1996.   Gross Margin, which is defined as
operating revenues less gas purchased, was approximately $3,700,000 for the third quarter of fiscal 1997, approximately the same as the
gross margin for the third quarter of fiscal 1996.   Utility
operating revenues were up for this quarter primarily due to a gas tracker increase in the Cody division, which does not increase margins.

Operating Expenses -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $1,590,000 for the third quarter of fiscal 1997 as compared to $1,690,000 for the same period in fiscal 1996. The 5% decrease in the period is generally due to more payroll and expenses capitalized to increased construction of utility projects, from the same quarter one year ago.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $393,000 for the third quarter of fiscal 1997, as compared to $324,000 in the comparable period in fiscal 1996. Long term debt interest decreased; however, short term interest increased primarily due to facility expansion and increases in gas storage, which has been temporarily financed with short term debt.

Income Taxes -

State and federal income taxes of the Company's utility divisions were approximately $430,000 for the third quarter of fiscal 1997, approximately the same for the third quarter in fiscal 1996. Pre-tax income of the utility divisions was approximately the same for the third quarter of fiscal 1997 and 1996.

 ***********************************************************************

Non-Regulated Operations -

Rocky Mountain Fuels -

For the three months ended March  31, 1997,  RMF generated net
income  of approximately $183,000   compared to  net income of
approximately $139,000 for the three months ended March 31, 1996. Approximately $83,000 of RMF's net income for the third quarter of fiscal 1997 was attributable to the Wyo L-P Gas division in Wyoming, approximately $101,000 to the Petrogas division in Arizona, with the balance of approximately ($1,000) net loss attributable to Missouri
River Propane in Montana.    RMF's  gross margins increased
approximately 21%, or $142,000, for the three months ended March 31, 1997 compared to the same period last year, primarily due to increased wholesale propane sales in the Wyo L-P Gas division in Wyoming. Margins this quarter increased in the Wyo L-P division from the same quarter last year of approximately $428,000 to $497,000 due to increased wholesale propane sales, customer growth and colder weather. Margins in the Petrogas division in Arizona increased this quarter from approximately $205,000 to $278,000, while Missouri River Propane in Montana margins remained relatively similar to the same quarter one year ago. However, RMF experienced higher operating expenses, due to normal inflationary trends and increased personnel expense due to customer growth, as well as higher short-term interest costs due to expansion of plant in Montana and Wyoming. State and federal income taxes increased to approximately $111,000 for this quarter from $77,000 last year, due to higher pre-tax income of Rocky Mountain Fuels, Inc.

Energy West Resources, Inc.  - (formerly Vesta, Inc.) -

For the three months ended March 31, 1997, Energy West Resources, Inc.'s net income was approximately $122,000 compared to $93,000 for the three months ended March 31, 1996, primarily due to higher natural gas sales than in the same period last year. Gas trading margins increased approximately $25,000, or 14%due to decreased natural gas prices in Canada and Montana. State and federal income taxes increased this quarter to approximately $73,000 from $53,000 the same quarter one year ago, due to higher pre-tax income of Energy West Resources, Inc.

Montana Sun, Inc. -

For the three months ended March 31, 1997, Montana Sun, Inc.'s net income was approximately $11,000 compared to $10,000 for the three months ended March 31, 1996,


 ***********************************************************************

Results of Consolidated Operations

Comparison of Nine Months  Ended March 31, 1997 and Nine Months
Ended March 31, 1996

The Company's net income for the first nine months ended March 31, 1997 was $1,366,359 compared to $1,198,438 for the nine months ended March 31, 1996. The increase in net income in the first nine months of 1997 was due primarily to an increase in gross margins from natural gas and propane sales due to an interim rate increase effective November, 1996 approved by the Montana Public Service Commission in a rate relief filing by the Great Falls division and colder weather than one year ago, as well as a one time capital gain of approximately $63,000 after-tax on the sale of a temporary cash investment, offset by increases in short-term interest costs and depreciation costs relating to capital additions and an increase in distribution, general, administrative and maintenance expenses due to inflation and less salaries being capitalized to major projects, than was the case one year ago (see below under utility operations and non-regulated operations).

Utility Operations -

Utility operating revenues in the first nine months of fiscal 1997 were approximately $22,000,000 compared to approximately $19,000,000
for the first nine months of fiscal 1996.   Gross Margin, which is
defined as operating revenues less gas purchased, was approximately $8,700,000 for the first nine months of fiscal 1997 compared to gross margin of approximately $7,700,000 for the first nine months of fiscal 1996. Gross margins increased 13% because of higher margins from natural gas sales in the Great Falls and Cody divisions and in the West Yellowstone area and higher margins from propane vapor sales in the Broken Bow division, due to colder weather than one year ago and customer growth in all utility operations, as well as a 1.86% interim rate increase in the Great Falls division, effective November 4, 1996, which contributed to increased margins by approximately $112,000.

Operating Expenses -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $4,900,000 for the first nine months of fiscal 1997 as compared to $4,700,000 for the same period in fiscal 1996. The 4% increase in the period was generally due to normal inflationary trends and less payroll and other expenses capitalized to projects.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $1,108,000 for the first nine months of fiscal 1997, as compared to $862,000 in the comparable period in fiscal 1996. Long term debt interest decreased, however and short term interest increased primarily due to facility expansion and increases in gas storage, which has been temporarily financed with short term debt.

Income Taxes -

The state and federal income taxes of the Company's utility divisions were approximately $448,000 for the first nine months of fiscal 1997, as compared to approximately $447,000 for the same period in fiscal 1996. Pre-tax income of the utility divisions was approximately the same for the nine month period of fiscal 1997 and 1996.

 ***********************************************************************

Non-Regulated Operations -

Rocky Mountain Fuels -

For the nine months ended March 31, 1997, RMF generated net income of approximately $242,000 compared to net income of $125,000 for
the nine months ended March 31, 1996.  Approximately   $163,000 of
RMF's net income for the first nine months of fiscal 1997 was attributable to the Wyo L-P Gas division in Wyoming, $103,000 to the Petrogas division in Arizona, with the balance of ($23,000) net
loss attributable  to Missouri River Propane in Montana.    RMF's
gross margins increased approximately 27%, or $398,000, for the nine months ended March 31, 1997 compared to the same period last year, primarily due to increased wholesale propane sales in the Wyo L-P Gas division in Wyoming. Margins this nine month period increased in the Wyo L-P division approximately $241,000 for wholesale propane sales, due to customer growth and colder weather and decreased approximately $23,000, or 3%, for retail propane sales due to higher propane prices and competitive market conditions, while margins in the Petrogas division in Arizona increased from a year ago by approximately $100,000, or 27%, due to customer growth and weather, while Missouri River Propane in Montana margins increased from a year ago by approximately $12,000, or 24%, due to weather and customer growth. RMF experienced higher operating expenses, due to normal inflationary trends experienced and increased use of staff, due to customer growth, as well as higher short-term interest costs due to expansion of plant in Montana and Wyoming, which was financed by short-term debt. State and federal income taxes increased to approximately $142,000 for this nine month period from $64,000 due to higher pre-tax income in Rocky Mountain Fuels, Inc. this year of approximately $190,000.

Energy West Resources, Inc.  - (formerly Vesta, Inc.) -

For the nine months ended March 31, 1997, Energy West Resources,
Inc.'s  net income was approximately $172,000    compared to
$206,000 for the nine months ended March 31, 1996, primarily due to lower gas trading margins. Gas trading margins decreased approximately $102,000, or 24%. Although gas trading revenues are up approximately $1,200,000 this nine month period from one year ago, cost of gas trading was up approximately $1,300,000, due to increased natural gas prices in Canada and Montana and increased competition, requiring lower margins in order to retain or secure
new  Energy West Resource customers.   State and federal income
taxes decreased this nine month period to approximately $104,000 from $123,000 the same nine month period one year ago, due to lower pre-tax income.

Montana Sun, Inc. -

For the nine months ended March 31, 1997, Montana Sun, Inc.'s net income was approximately $97,000 compared to $42,000 for the nine months ended March 31, 1996, due primarily to the sale of mutual fund investments at a capital gain.

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

          B. No reports on Form 8-K have been filed during the quarter ended March 31, 1997.


 ***********************************************************************


Legal Proceedings

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described below, the adverse outcome of which individually or in the aggregate, in the Company's view, would have a material adverse effect on the Company's results of operations, financial position or liquidity.

On December 20, 1996, an action was filed against the Company by Randy Hynes and Melissa Hynes in Federal District Court in Wyoming. The action arises from a natural gas explosion involving a four-plex apartment building which was damaged after natural gas from the customer's gas line leaked into the building (which was not serviced by natural gas). The Plaintiffs, who were tenants in the building, allegedly sustained burns and other injuries, as well as property damage. The plaintiffs allege that the Company was negligent. The action also asserts claims of product liability, willful and wanton conduct and breach of warranty. The plaintiffs are seeking damages for personal injury, pain and suffering, emotional distress, loss of earnings, medical expenses, physical disability and property damage, [as well as punitive damages.] The Company denies responsibility for the damages and intends to contest the matter vigorously. The Company believes the gas leak resulted from damage caused to the pipeline by an unknown third party. Discovery is proceeding at this time. A trial has been scheduled for the Fall of 1997.

A similar lawsuit involving the same explosion was filed by five other plaintiffs in Wyoming District Court, Park County, Wyoming on April 8, 1997. The allegations are substantially the same as the allegations in the Federal District Court case. The Company has filed an answer denying liability and intends to contest the matter vigorously. Only minimal discovery has occurred to date. The plaintiffs, Heidi Woodward, et al., were tenants in the apartment building.

On the 24th of October 1996, a lawsuit was filed naming the Company as a defendant as a result of an explosion which occurred in Payson, Arizona in the spring of 1995. A propane tank and propane gas were sold by the Company's subsidiary Petrogas to the Plaintiffs for use in their new home. The explosion occurred in the course of the Plaintiff's attempt to light their gas appliances. The Plaintiff's consists of the husband and wife who owned the home, on their own behalf and on behalf of their minor children, all of whom incurred injuries in the explosion of the fire which ensued after the explosion. The claims are for personal injuries, mental suffering and anguish, medical expenses, lost income, property damages and punitive damages. Plaintiffs claims are based on strict liability in that the gas sold was defective; breach of warranty in that the propane gas was not fit for the purpose for which it was intended and; negligence for failure to assure that the gas was properly odorized. The dollar value of the claims have not been asserted in the pleadings of the Plaintiffs.

The Company carries commercial general liability insurance for bodily injury and property damages of $1,000,000 per occurrence and $5 million in the aggregate, and has an additional $30,000,000 umbrella policy for excess claims. The Company's general liability carrier has assumed the defense of the two Wyoming actions and the claim in the Arizona matter. The Company believes it has insurance coverage for these matters and it's insurance carrier has undertaken the defense of these cases. However, no assurance can be given that insurance will cover these matters in the event that the Company is held liable.

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


Dated May 14, 1997

   /s/  William J. Quast
   __________________________________
   William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary