Form 10-K/A
period 1996-06-30
ENERGY WEST INC
filed 1997-07-08
CIK 43350

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                     FORM 10-KA/1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-14183
------------------------------
                               ENERGY WEST INCORPORATED
                               ------------------------
                (Exact name of registrant as specified in its charter)

                    Montana                            81-0141785
                    ---------------------------------------------
                 (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)     Identification No.)

                    1 First Avenue South, Great Falls, Mt.   59401
                    ----------------------------------------------
                  (Address of principal executive         (Zip Code)
                                       offices)
          Registrant's telephone number, including area code  (406)-791-7500
             Securities registered pursuant to Section 12(b) of the Act:
            Title of each class      Name of Exchange on which registered
                  Common Stock - Par Value $.15               NASDAQ
                  -----------------------------               ------

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

The aggregate market value of the voting stock held by non-affiliates of the
registrant as of September 20,  1996:   Common Stock, $.15 Par Value -
$11,997,032
The number of shares outstanding of the issuer's classes of common stock as of September 20, 1996: Common Stock, $.15 Par Value - 2,336,245 shares

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

The following table shows the Great Falls division's revenues by customer class for the year ended June 30, 1996 and the past two fiscal years:

                                      Gas Revenues
                                     (in thousands)

                                   Years Ended June 30,
                                   --------------------
                              1996      1995     1994
                              ----      ----     ----

Residential.................  $8,648    $8,996    $9,016
Commercial..................   6,146     6,350     6,360
Malmstrom...................       0     1,393     1,437
Transportation..............     468        73        88
                                -----     -----     -----

    Total...............     $15,262   $16,812   $16,901
                             -------   -------   -------
                             -------   -------   -------

    The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Great Falls division for the year ended June 30, 1996 and the past two fiscal years:

                                     Gas Volumes
                                        (MMcf)
                                 Years Ended June 30,
                                 --------------------
                             1996      1995      1994
                             ----      ----      ----

Residential................  2,540     2,297     2,315
Commercial.................  1,822     1,646     1,655
Malmstrom...................     0       464       478
                             -----     -----     -----

    Total Gas Sales.......   4,362     4,407     4,448
                             -----     -----     -----
                             -----     -----     -----

Transportation               1,294       714       521
                             -----     -----     -----
                             -----     -----     -----

    Malmstrom, the Great Falls division's largest customer, accounted for approximately 3% of the revenues of the division. Including revenues received by EWR, Malmstrom accounted for approximately 5% of the consolidated revenues of the Company in fiscal 1996. On July 1, 1995, Malmstrom became a transport customer of the Great Falls division, purchasing its gas load from EWR, a wholly-owned subsidiary of ENERGY WEST INCORPORATED. The Great Falls division will experience no loss of margin as a result of this new contract. Malmstrom purchases gas for space heating and water heating for buildings and residential housing, to supplement its coal-fired central heating system. Malmstrom, which is located near Great Falls, is an air force base with intercontinental nuclear missiles and KC-135 refueling tankers. The base employed approximately 4,400 military personnel and 550 civilian personnel as of June 30, 1996. As of this date, a current realignment plan by the federal government, calls for the base to receive additional Minuteman III missiles from North Dakota, and the refueling unit to move to Florida. The plan is now final and when both changes take place, the base is expected to lose approximately 700 jobs.

    Beginning in three years, Malmstrom has been selected as the site where 13 of 15 test flight of NASA's X-33 space shuttle will land during 1999. No assurance can be given as to the future level of activity at Malmstrom.

    The Great Falls division's other transport customer is an oil refinery located in the city. The Company provides gas to the customer for processing use in its refining business. In fiscal 1996, the refinery accounted for less than 1% of the consolidated revenues of the Company. Historically, this customer's gas load has remained relatively constant during the year because the gas is used in the customer's business and is therefore not weather-sensitive. On June 1, 1993, the refinery became a transport customer of the Great Falls division, purchasing its gas load from EWR, a wholly-owned subsidiary of ENERGY WEST INCORPORATED. The Great Falls division has not experienced a loss of margin as a result of this new contract.

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

    Historically, the Great Falls division has purchased all of its gas from Montana Power Company ("MPC"), a publicly owned electric and gas utility serving much of Montana. In 1991 the MPSC ordered MPC to become an open access transporter of natural gas over a phase-in period ending on August 31, 1993. Since the 1991 order, the Company has been able to purchase gas from sources other than MPC and transport supplies on MPC's system. The Company has increased its gas purchases from suppliers other than MPC, as open access transportation has been phased in. The Great Falls division, as of June 30, 1996, purchases approximately forty percent of its gas from a Canadian producer under a long-term contract expiring in 2007, and approximately twenty percent of its gas from two Montana producers under long-term contracts expiring between 1998 and 2005 and fifteen percent of its gas from short-term contracts with Montana producers. The division also makes spot market purchases from time to time to fill its storage capacity in the spring and summer.

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

    The following table shows the Cody division's revenues by customer class for the year ended June 30, 1996 and the past two fiscal years:

                                     Gas Revenues
                                    (in thousands)

                                 Years Ended June 30,
                                 --------------------
                              1996      1995      1994
                              ----      ----      ----

Residential................. $2,353    $2,176    $2,219
Commercial.................. $1,922    $1,887    $2,034
Industrial.................. $1,360    $1,375    $1,331
Transportation.............. $  305    $  172    $  228
                             ------    ------    ------

    Total.................   $5,940    $5,610    $5,812
                             ------    ------    ------
                             ------    ------    ------

    The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Cody division for the year ended June 30, 1996 and the past two fiscal years:

                                     Gas Volumes
                                        (MMcf)

                                 Years Ended June 30,
                                 --------------------
                             1996      1995      1994
                             ----      ----      ----

Residential.................  536       486       474
Commercial..................  565       539       559
Industrial..................  552       517       473
                              ---       ---       ---

    Total Gas Sales.......  1,653     1,542     1,506
                            -----     -----     -----
                            -----     -----     -----
Transportation                642     1,484     2,533
                             ----     -----     -----
                             ----     -----     -----

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

    On June 28, 1996, Petrogas sold real property, consisting of land and office and warehouse building, for $525,000 in cash resulting in a gain of $236,000. The gain will be amortized ratably into income over the initial ten-year lease term. Concurrent with the sale, the Company leased the property back for a period of ten years at an annual rental of $51,975. Petrogas sub-leases the property to the Broken Bow division.

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

OTHER BUSINESS INFORMATION

    The principal competition faced by the Company in its distribution of natural gas is from other suppliers of competitive fuels, including electricity, oil, propane and coal. The principal competition faced by the Company in its distribution and sales of propane is from other propane distributors and suppliers of the same energy sources that compete with natural gas and electricity. Competition is based primarily on price and there is a high degree of competition with other propane distributors in the service areas. The principal considerations affecting a customer's selection of utility gas service over competing energy sources include service, price, equipment costs, reliability and ease of delivery. In addition, the type of equipment already installed in businesses and residences significantly affects the customer's choice of energy. However, where previously installed equipment is not an issue, households in recent years have consistently preferred the installation of gas heat. The Great Falls division's statistics indicate that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 91% use gas for water heating and approximately 99% of the new homes built on or near the Great Falls division's service mains in recent years have selected natural gas as their energy source. The Cody division believes that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 90% use gas for water heating, and approximately 99% of the new homes built on or near the division's service mains in recent years have selected gas as their energy source. The Broken Bow division believes that approximately 59% of the houses and businesses adjacent to the division's distribution pipeline use the division's propane for space heating or water heating.

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

    The Company has instituted an extensive customer-related energy conservation program which encourages the efficient use of energy through proper conservation measures. The Company provides inspection services to homeowners and businesses and recommends appropriate conservation projects. The Company also is concentrating on increasing load in existing residential structures by the addition of gas appliances and conversion of homes with all electric appliances. The Company has started a natural gas and propane appliance showroom to market gas appliances in the Great Falls and Cody divisions with future plans to market appliances in the propane offices of the Company.

    In addition, the Company encourages converting commercial food service equipment to natural gas through a developed commercial equipment efficiency program, both in Great Falls and Cody. The Company's field marketing personnel are paid through an incentive plan geared to how much load they add to the system.

    The Company has management and employee incentive programs tied to bottom-line performance of the corporation. Officers and management, down to first-line supervisors, participate in a pay-for-performance program. If the Company meets a minimum earnings per share for the consolidated corporation for 25% and a minimum rank on the comparison of utilities published by Edward D. Jones & Co. for an additional 25% funding and individual divisions meet their allocated consolidated earnings per share for the other 50%, or in the case of senior officers and corporate staff the corporation meets a minimum rank on the comparison of utilities published by Edward D. Jones & Co. for the other 50%; then the incentive pool is triggered; then whether the incentive is actually earned depends on whether the individuals in the program achieve individual specific performance objectives set at the beginning of the year. Incentives vary from .8% on up of base wages. All officers and eligible employees participate in the Company's Employee Stock Ownership Plan, in which payout is based on pre-tax earnings of the Company and approved by the Board each year.

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

PART I

ENVIRONMENTAL MATTERS

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center for the Company where certain equipment and materials owned by the Company are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission of a report to the Montana Department of Environmental Quality
(MDEQ) in 1994. The Company has worked with the MDEQ since that time obtain the data that would lead to a remediation acceptable to MDEQ. The Company's environmental consultant advises the Company that it expects to have a report, which will include remediation recommendations, filed with the MDEQ by approximately mid-summer of 1997. MDEQ would then provide an opportunity for public comment on the remediation plan. Once the comment period has ended and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation could be underway by the fall of 1998.

At June 30, 1996 the Company's costs incurred in evaluating this site have totalled approximately $320,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for a surcharge on customer bills in conntection with the costs associated with evalution of the site. As of June 30, 1996 the surcharge had generated approximately $214,000. The Commission's order calls for ongoing review by the Commission of the costs incurred for this matter by periodic approvals of the costs incurred for this matter.

Item 3. - LEGAL PROCEEDINGS

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

On December 20, 1996, an action was filed against the Company by Randy Hynes and Melissa Hynes in Federal District Court in Wyoming. The action arises from a natural gas explosion involving a four-plex apartment building which was damaged after natural gas from a gas line leaked into the building on February 3, 1996 (which was not serviced by natural gas). The plaintiffs, who were tenants in the building, sustained burns and other injuries as well as property damage. The plaintiffs allege that the Company was negligent in that in failed to maintain the natural gas line consistent with its duty to do so and failed to properly odorize the gas which caused the explosion. The action also asserts claims of product liability, willful and wanton conduct and breach of warranty. The plaintiffs are seeking damages for personal injury, pain and suffering, emotional distress, loss of earnings, medical expenses, physical disability and property damage as well as punitive damages. A dollar amount has not been set forth in the pleadings. The Company denies responsibility for the damages and is vigorously contesting the matter. The Company believes the gas leak resulted from damage caused to the pipeline by an unknown third party. Discovery is proceeding at this time. A trial has been scheduled for the fall of 1997.

A similar lawsuit involving the same explosion was filed by five other plaintiffs Wyoming District court, Park County, Wyoming on April 3, 1997.
The allegations are substantially the same as the allegations in the Federal District Court case, the Company has filed an answer denying liability and is contesting the matter vigorously. Only limited discovery has occurred to date. The plaintiffs, Heidl Woodward, at al., were also tenants in the apartment building.

On October 24, 1996, an action was filed against the Company by Colten and Julie White and their three children in Superior Court in Gila County, Arizona. The action arises from an explosion that occurred on May 3, 1995 in the plaintiffs' new home which was serviced by the Company's propane business. The explosion occurred in the course of the plaintiffs' attempt to light their appliances for the first time. The plaintiffs sustained injuries and property damage in the explosion and the fire that occurred after the explosion. The claims are for personal injury, mental suffering and anguish, medical expenses, lost income, property damages and punitive damages. Plaintiffs' claims are based on a strict liability claim that the propane was defective, breach of warranty in that the propane was not fit for the purpose fro which it was intended and negligence for failure to assure that the propane was properly odorized. The dollar value of the claims has not been set forth in the pleadings of the plaintiffs.

The Company carries commercial general liability insurance for bodily injury and property damages of $1,000,000 per occurrence and $5,000,000 in the aggregate, and has an additional $30,000,000 umbrella policy for excess claims. The Company's general liability carrier has assumed the defense of both Wyoming actions and the Arizona action. The Company believes it has insurance coverage for these matters. However, no assurance can be given that insurance will cover these matters in the event that the company is held liable. In the event of an adverse result for the Company, and if the Company's insurance does not cover the matters or is not sufficient to cover the matters, such result could have a material adverse effect on the Company's results of operations, financial position and liquidity (depending on the amount of the judgment or judgments).

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and executive officers of the Company:

    Name                Age                              Position
    ----                ---                              --------

Larry D. Geske           57                         President and Director
                                                    since 1978; appointed Chief
                                                    Executive Officer in 1979

Edward J. Bernica        46                         Vice-President and Chief
                                                    Financial Officer since
                                                    October, 1994

William J. Quast         57                         Vice-President,
                                                    Treasurer, Controller and
                                                    Assistant Secretary since
                                                    1988, has been
                                                    Vice-President, Secretary
                                                    and Treasurer since 1987,
                                                    Assistant Vice-President,
                                                    Secretary Controller and
                                                    Assistant Treasurer since
                                                    1983, Secretary since 1982
                                                    and an Assistant Treasurer
                                                    of the Company since 1979

Tim A. Good               51                        Vice-President and
                                                    Manager of the CGD since
                                                    1988; General Manager of
                                                    Cody Gas Company, a
                                                    Division of the Coastal
                                                    Corporation, for five
                                                    years prior to the
                                                    acquisition of CGD by the
                                                    Company

Sheila M. Rice           49                         Vice-President and
                                                    Division Manager of the
                                                    Great Falls division
                                                    since April, 1993;
                                                    Vice-President Marketing
                                                    and Consumer Services
                                                    since 1988 and has been
                                                    Vice-President, Marketing
                                                    and Consumer Relations
                                                    since 1987; was Assistant
                                                    Vice-President for
                                                    Marketing and Customer
                                                    Relations 1983-1987

    Name                     Age                              Position
    ----                     ---                              --------

John C. Allen                 45                    Vice-President of Human
                                                    Resources and Corporate
                                                    Counsel and Secretary
                                                    since 1992; Corporate
                                                    Counsel and Secretary
                                                    since 1988; Counsel and
                                                    Assistant Secretary from
                                                    November 1986 to 1988 and
                                                    Corporate Attorney to the
                                                    Company from March 1986
                                                    to November 1986

Lynn F. Hardin                48                    Assistant Vice-President
                                                    of Gas Supply for the
                                                    Great Falls division
                                                    since June 1, 1993;
                                                    Assistant Vice-President
                                                    of Division Administration
                                                    since 1989; was manager of
                                                    Accounting and
                                                    Administration or Cody
                                                    Gas Company, a Division
                                                    of The Coastal
                                                    Corporation, for five
                                                    years prior to acquisition
                                                    of CGD by the Company

Earl L. Terwilliger, Jr.      48                     Assistant Vice-President
                                                    for Market Development
                                                    for the Great Falls
                                                    division since 1990; has
                                                    been Assistant
                                                    Vice-President of
                                                    Customer Accounting and
                                                    Credit since 1988

Ian B. Davidson               64                    Director since 1969

Timothy J. Moylan (deceased)  40                    Director since 1991

Thomas N. McGowen, Jr.        70                    Director since 1978

G. Montgomery Mitchell        68                    Director since 1984

John Reichel                  70                    Director since 1984

David A. Flitner              63                    Director since 1988

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

Price Range - Fiscal 1996                   High           Low
-------------------------                   ----           ---

First Quarter                               8 1/4          7 3/4
Second Quarter                              9 1/2          7 3/4
Third Quarter                               9 3/4          8 3/4
Fourth Quarter                              9 3/8          8
Year                                        9 3/8          7 3/4

Price Range - Fiscal 1995                   High           Low
-------------------------                   ----           ---

First Quarter                               9 1/4          8 1/2
Second Quarter                              9 1/4          8
Third Quarter                               8 1/2          7 1/2
Fourth Quarter                              8 1/4          7 1/2
Year                                        9 1/4          7 1/2

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

Net Income
    The Company's net income for fiscal 1996 was $1,267,000 compared to $1,513,000 in fiscal 1995, a decrease of $246,000 or 16%. The following summary describes the components of the change between years.

Revenue
    Operating revenues increased approximately 3%. Regulated revenues decreased 3% compared to the prior year due to a rate decrease in the Great Falls division, effective July 1, 1995. This decrease in rates was partially offset by colder weather this year than one year ago in the Great Falls and Cody utility divisions, increased transport revenues in the Cody division and the recognition of West Yellowstone revenues in this start-up operation. Nonregulated revenues increased approximately 6%, from increased bulk propane sales in the areas served by Wyo L-P gas in Wyoming, Missouri River Propane in Montana and Petrogas in Arizona. Both Missouri River Propane and Petrogas sell propane to related regulated utilities Cascade Gas Company and Broken Bow Gas Company, respectively. Operating revenues in Energy West Resources decreased by 20%; however, gas trading revenues increased by 34% due to customer growth and an increase in volumes.

Gross Margin
    Gross margins (operating revenues less cost of gas purchased and cost of gas trading) increased approximately $664,000 in 1996. Regulatory gross margins increased approximately $740,000 because of higher margins from natural gas sales in the Great Falls and Cody divisions. Margins were tempered by the effects of a rate reduction in the Great Falls division of approximately $260,000 annually, ordered by the Montana Public Service Commission, which went into effect on July 1, 1995. In addition, margins of West Yellowstone, a new operation in Montana, are reflected in this fiscal year. Nonregulated gross margins decreased approximately $84,000, primarily due to smaller margins in Energy West Resources' gas marketing operations.

Regulated Revenues
    Regulated revenues decreased from $24,363,000 in fiscal 1995 to $23,672,000 in fiscal 1996 or 3%, primarily due to a decrease in the revenues of the Great Falls division of approximately $1,550,000, due to a $260,000 rate decrease ordered by the Montana Public Service Commission, a reduction in gas costs reducing rates by approximately $290,000 and the shift of Malmstrom Air Force Base revenues to a transportation customer, which further reduced revenues by approximately $1,000,000. This was offset by the inclusion of West Yellowstone revenues of approximately $300,000 and increased Cody division revenues of approximately $330,000, due to increased volumes sold due to customer growth, colder weather, higher transportation revenues and increases in Propane sales in the Broken Bow and Cascade divisions, due to customer growth. Gas purchased decreased from $15,077,500 in fiscal 1995 to $13,646,200 in fiscal 1996 or 10%, primarily due to a reduction in natural gas costs.

Regulated Operating Income
    Regulated operating income increased approximately $65,000 in fiscal 1996 or 3%, primarily due to increased gross margins of approximately $740,000, due to customer growth, colder weather, higher transportation sales and the inclusion of West Yellowstone margins. This was offset by increases in distribution, general, administrative and general expenses of approximately $490,000, due to operations growth and inflation, increases in depreciation and amortization expenses of approximately $153,000, due to additional utility plant and increases in taxes other than income of approximately $29,000, due to higher property taxes in all three states served by Energy West.

Nonregulated Operating Income
    Nonregulated operating income decreased approximately $190,000 in fiscal 1996 or 20%, due to smaller margins in Energy West Resources' gas marketing operations of approximately $151,000 and higher operating and maintenance expenses of approximately $156,000 due to inflation and growth of nonregulated operations, offset partially by lower depreciation and amortization costs.

Other Expenses
    Operating expenses (excluding cost of gas sales) increased approximately $790,000 or 9% in 1996. The primary reason for this increase was due to normal inflationary trends and lower capitalized payroll since the completion of the West Yellowstone system, as well as the addition of West Yellowstone's utility operating expenses this fiscal year.
    As a result of the above changes, operating income decreased 4% from $3,092,000 in 1995 to $2,965,000 in 1996. Total interest expense for the Company was $1,243,000 for fiscal 1996, up from $939,000 in fiscal 1995, due to higher short-term borrowing used in expansion of the Company's utility systems.
 Other additions to or deductions from operating income in determining net income remained comparable between the two years.

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

 Regulated Revenues
    Regulated revenues decreased minimally from approximately $24,421,000 in fiscal 1994 to $24,363,000 in fiscal 1995, primarily due to a decrease in the revenues of the Great Falls division of approximately $56,000, due primarily to 1% warmer weather in fiscal 1995, reducing sales of natural gas. Gas purchases decreased from approximately $15,667,000 in fiscal 1994 to $15,077,000 in fiscal 1995 or 4%, primarily due to a timing difference in purchased gas costs booked in the Great Falls division.

 Regulated Operating Income
    Regulated operating income increased approximately $100,000 in fiscal 1995 or 5%, primarily due to increased gross margins of approximately $532,000, due to customer growth and higher margins in the Great Falls division due to a timing difference in purchased gas costs booked. This was offset by increases in distribution, general and administrative and general expenses of approximately $296,000, due to operations growth and inflation, increases in depreciation and amortization expenses of approximately $72,000, due to additional utility plant and increases in taxes other than income of approximately $64,000, due to higher property taxes in all three states served by Energy West.

 Nonregulated Operating Income
    Nonregulated operating income increased approximately $387,000 in fiscal 1995 from fiscal 1994 or 70%, due primarily to increased margins in Energy West Resources' gas marketing operations of approximately $440,000, partially offset by higher operating and maintenance expenses of approximately $48,000 due to inflation and growth of nonregulated operations and higher depreciation and amortization costs.

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

OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS

                                            Years Ended June 30
                                            -------------------
                                          1996        1995        1994
                                          ----        ----        ----
                                                 (IN THOUSANDS)
Operating revenues:
    Great Falls division               $15,737      $16,812     $16,900
    Cody division                        5,940        5,609       5,813
    Broken Bow division                  1,995        1,942       1,708
                                       -------      -------     -------

Total operating revenues                23,672       24,363      24,421
Gas purchased                           13,646       15,077      15,667
                                       -------      -------     -------
Gross Margin                            10,026        9,286       8,754
Operating expenses                       7,810        7,136       6,673
Interest charges [SEE NOTE BELOW]        1,145          908         895
Other utility (income) expense-net        (118)        (126)       (106)
Federal and state income taxes             385          454         410
                                       -------      -------     -------

Net utility income                     $   804      $   914     $   882
                                       -------      -------     -------
                                       -------      -------     -------
    [INTEREST CHARGES FOR UTILITY AND NON-UTILITY OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

   Fiscal 1996 Compared to Fiscal 1995

 Revenues and Gross Margins
    Utility operating revenues in fiscal 1996 were approximately $23,672,000 compared to $24,363,000 in fiscal 1995. Gross margin, which is defined as operating revenues less gas purchased, was approximately $10,026,000 for fiscal 1996 compared to approximately $9,286,000 in fiscal 1995.
    Overall revenues decreased from fiscal 1995 due primarily to a $250,000 rate decrease in the Great Falls division in Montana, effective July 1, 1995. In addition, Malmstrom AFB became a transport customer of the Great Falls division in fiscal 1996, further reducing operating revenues. Energy West Resources sold natural gas to Malmstrom AFB in fiscal 1996. This decrease in rates and the Malmstrom change to transport was tempered by colder weather this year than one year ago in all utility divisions and recognition of West Yellowstone revenues this year in this start-up operation. While utility revenues decreased from fiscal 1995, margins increased approximately 8% for fiscal 1996, primarily due to higher margins from natural gas sales in the Great Falls and Cody divisions and propane sales in the Broken Bow division because of customer growth and colder weather than one year ago in the Great Falls and Cody divisions and the addition of West Yellowstone's margins in
  Fiscal 1996, in this new start-up operation. The winter heating season in the Great Falls division in fiscal 1996 was approximately 10% colder than fiscal 1995 and 8% colder than "normal" (i.e., the average temperature during the preceding 30 years). The winter heating season in the Cody division was approximately 5% colder than fiscal 1995, and very

 Fiscal 1995 Compared to Fiscal 1994

 Revenues and Gross Margins
    Utility operating revenues in fiscal 1995 were $24,363,000 compared to $24,421,000 in fiscal 1994. Gross margin, which is defined as operating revenues less gas purchased, was $9,286,000 for fiscal 1995 compared to $8,754,000 in fiscal 1994.
    Although utility revenues remained unchanged from fiscal 1994, margins increased 6% for fiscal 1995, primarily due to higher margins experienced by the Great Falls division when compared to margins experienced in fiscal 1994 as a result of a timing difference in purchased gas costs booked, as well as higher margins in the Broken Bow division as a result of growth in the Payson, Arizona area. The winter heating season in the Great Falls division in fiscal 1995 was approximately 1% warmer than fiscal 1994 and 1% warmer than "normal" (i.e., the average temperature during the preceding 30 years). The winter heating season in the Cody division was approximately 1% warmer than fiscal 1994 and 5% warmer than normal. The Broken Bow division experienced a 14% increase in revenues and a 24% increase in margins, as a result of growth in the Payson, Arizona area.

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

OPERATING RESULTS OF EACH OF THE COMPANY'S NON-UTILITY SUBSIDIARIES

                                                        Years Ended June 30
                                                        -------------------
                                                     1996      1995      1994
                                                     ----      ----      ----
                                                          (IN THOUSANDS)

ROCKY MOUNTAIN FUELS (RMF)
     Operating revenues                             $4,352    $3,902    $3,759
     Cost of propane                                 2,540     2,171     2,050
     Operating expenses                              1,548     1,484     1,399
     Other (income) expense-net                        (64)      (33)      (67)
     Interest expense [SEE NOTE BELOW]                 112        87       113
     Federal and state income taxes                     85        71        85
     Cumulative effect on prior years
     of change in accounting for
     income taxes                                                            4
                                                   -------   -------   -------
Net income                                          $  131    $  122    $  183
                                                   -------   -------   -------
                                                   -------   -------   -------

ENERGY WEST RESOURCES (Formerly Vesta-Transenergy)
     Operating revenues                             $   61    $   76    $   77
     Gas trading revenue                             4,348     3,239     1,965
     Operating expenses                                201       172       170
     Cost of gas trading                             3,773     2,500     1,667
     Other (income) expense-net                        (20)      (43)      (44)
     Federal and state income taxes                    169       259        94
     Cumulative effect on prior years
     of change in accounting for
     income taxes                                                           42
                                                   -------   -------   -------
Net income                                          $  286    $  427    $  197
                                                   -------   -------   -------
                                                   -------   -------   -------





MONTANA SUN
     Operating revenues                             $   97      $ 99     $ 100
     Operating expenses                                 48        47        61
     Other (income) expense-net                        (24)      (16)      (24)
     Interest expense [SEE NOTE BELOW]                   0       (14)       (4)
     Federal and state income taxes                     27        31        26
     Cumulative effect on prior years
     of change in accounting for
     income taxes                                                           46
                                                    ------      ----      ----

Net income                                          $   46      $ 51      $ 87
                                                    ------      ----      ----
                                                    ------      ----      ----

Total Non-Utility Net Income                        $  463      $600      $467
                                                    ------      ----      ----
                                                    ------      ----      ----

    [INTEREST CHARGES FOR UTILITY AND NON-UTILITY OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

Non-Utility Operations

Rocky Mountain Fuels
    For the fiscal year ended June 30, 1996, Rocky Mountain Fuels (RMF) generated net income of approximately $131,000 compared to $122,000 for fiscal 1995. Earnings improved by approximately $76,000, due to decreasing depreciation expense in all of RMF's operating divisions as a result of changing the estimated useful lives for certain propane properties from twelve and fifteen years to twenty years, to better reflect its useful lives. Missouri River Propane and Big Horn Answering Service had a loss for the fiscal year.

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

    The Company generated net cash from operating activities for fiscal 1996 of approximately $606,000 as compared to $3,605,000 for fiscal 1995. This change from fiscal 1995 is attributed to a $246,000 decrease in net income, a reduction in accounts payable of approximately $1,000,000, an increase in recoverable costs of gas purchases and prepaid gas of approximately $1,627,000 and other miscellaneous working capital changes of approximately $1,170,000 offset by approximately $491,000 increase in deferred income taxes, an increase in gas inventory of approximately $470,000 and an increase in accounts receivable of approximately $80,000. Cash used in investing activities was approximately $3,989,000 for fiscal 1996, as compared to $4,274,000 for fiscal 1995. Capital expenditures for fiscal 1996 was approximately $4,591,000, primarily due to system expansion in Payson, Arizona and all other areas and continued expansion of the West Yellowstone system. Partially offsetting these capital expenditures were proceeds received from a sale lease back in Payson, Arizona of approximately $525,000, proceeds from the sale of property, plant and equipment of $27,000 and proceeds from contributions in aid of construction of approximately $63,000.

    The Company generated net cash from operating activities for fiscal 1995 of approximately $3,605,000 as compared to $2,837,000 for fiscal 1994. This change from fiscal 1994 is attributed to a $162,000 increase in net income, $249,000 increase in depreciation and amortization, $92,000 cumulative effect of an accounting change and other miscellaneous working capital changes, offset by approximately $302,000 decrease in deferred income taxes. Cash used in investing activities was approximately $4,274,000 for fiscal 1995, as compared to $1,817,000 for fiscal 1994. Capital expenditures for fiscal 1995 was approximately $4,700,000, primarily due to system expansion in all areas and construction of the West Yellowstone system. Partially offsetting these capital expenditures were proceeds received from a restricted deposit from the Series 1992A bonds deposited in a construction fund, drawn for specific capital projects in the Great Falls division of approximately $205,000, proceeds from the sale of property, plant and equipment of $80,000, proceeds from collection of long-term notes receivable of $79,000 and proceeds from contributions in aid of construction of $81,000.

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

Environmental Issues
    The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center for the Company where certain equipment and materials owned by the Company are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission of a report to the Montana Department of Environmental Quality
(MDEQ) in 1994. The Company has worked with the MDEQ since that time obtain the data that would lead to a remediation acceptable to MDEQ. The Company's environmental consultant advises the Company that it expects to have a report, which will include remediation recommendations, filed with the MDEQ by approximately mid-summer of 1997. MDEQ would then provide an opportunity for public comment on the remediation plan. Once the comment period has ended and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation could be underway by the fall of 1998.

    At June 30, 1996 the Company's costs incurred in evaluating this site have totalled approximately $320,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for a surcharge on customer bills in conntection with the costs associated with evalution of the site. As of June 30, 1996 the surcharge had generated approximately $214,000. The Commission's order calls for ongoing review by the Commission of the costs incurred for this matter by periodic approvals of the costs incurred for this matter.

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

Item 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       Report of Independent Auditors

The Board of Directors
Energy West Incorporated

We have audited the accompanying consolidated balance sheets of Energy West Incorporated and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy West Incorporated and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As described in Notes 4 and 5 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes, respectively, in 1994.

As described in Note 1 to the consolidated financial statements, the Company has restated its fiscal 1996 consolidated financial statements to reflect the deferral of the gain on sale-leaseback of assets totalling $140,000 net of tax.
                                                       \s\ ERNST & YOUNG  LLP

Denver, Colorado
August 15, 1996

                    Energy West Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                            JUNE 30
                                                      1996           1995
                                                  -------------------------
                                                    [RESTATED]
 ASSETS
 Current assets:
   Cash and cash equivalents                      $  721,093     $  356,200

   Temporary cash investments (at cost which
     approximates market)                                  -         59,556
    Marketable equity securities                     172,208        151,250

   Accounts receivable, less allowances for
     uncollectible accounts of $208,106 ($191,168
     at June 30, 1995)                             3,486,328      3,042,603
   Natural gas and propane inventory               2,200,778      1,686,704
   Materials and supplies                            543,316        458,596
   Prepayments and other                             602,427         59,761
   Refundable income tax payments                    412,662        241,798
   Recoverable costs of gas purchases                953,392        125,410
   Deferred income taxes--current                          -         81,398
                                                  -------------------------
Total current assets                               9,092,204      6,263,276

Investments                                           12,476         12,476

Notes receivable due after one year                    9,190         15,984

Property, plant and equipment                     43,919,358     39,697,080
Less accumulated depreciation and amortization    17,829,528     16,146,743
                                                  -------------------------
Net property, plant and equipment                 26,089,830     23,550,337

Deferred charges:
   Net unamortized debt issue costs                  974,876      1,042,155
   Regulatory assets for income taxes                443,918        519,484
   Unrecognized postretirement obligation            332,800        352,380
   Other                                             539,379        618,689
                                                  -------------------------
Total deferred charges                             2,290,973      2,532,708






                                                  -------------------------
     Total assets                                $37,494,673    $32,374,781
                                                  -------------------------
                                                  -------------------------

                    Energy West Incorporated and Subsidiaries

                           Consolidated Balance Sheets





                                                            JUNE 30
                                                       1996           1995
                                                    ---------------------------
                                                    [RESTATED]
     CAPITALIZATION AND LIABILITIES
     Current liabilities:
     Long-term debt due within one year                $  348,044    $  365,833
     Notes payable                                      7,175,000     2,620,000
     Accounts payable--gas purchases                    1,226,508     1,535,736
     Accounts payable--other                              826,885       735,810

     Payable to employee benefit plans                    508,890       443,430
     Accrued vacation                                     327,897       267,350
     Other current liabilities                            420,954       817,834
     Deferred income taxes--current                       253,385             -
                                                    ---------------------------
     Total current liabilities                         11,087,563     6,785,993

     Other:
     Deferred Income Taxes                              2,700,184     2,674,928
     Deferred investment tax credits                      502,841       523,903
     Contributions in aid of construction                 834,917       771,702
     Accumulated postretirement obligation                507,386       467,274
     Regulatory liability for income taxes                162,121       176,530
     Deferred gain on sale-leaseback of assets            236,291             -
     Other                                                 17,799         6,736
                                                    ---------------------------
     Total other                                        4,961,539     4,621,073

     Long-term debt (less amounts due
     within one year)                                  10,045,714    10,434,957

     Commitments and contingencies (NOTE 10)

     Stockholders' equity:
   Preferred stock - $.15 par value:
     Authorized - 1,500,000 shares;
      Outstanding - none                                        -             -

   Common stock - $.15 par value:
     Authorized - 3,500,000 shares; Outstanding
     - 2,321,314 shares (2,254,138 shares at
     June 30, 1995)                                       348,198       338,121
     Capital in excess of par value                     2,635,540     2,117,730
     Retained earnings                                  8,416,119     8,076,907
                                                    ---------------------------
Total stockholders' equity                             11,399,857    10,532,758
                                                    ---------------------------
              Total Capitalization                     21,445,571    20,967,715
                                                    ---------------------------
              Total capitalization and liabilities    $37,494,673   $32,374,781
                                                    ---------------------------
                                                    ---------------------------


     SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries

                        Consolidated Statements of Income




                                               YEAR ENDED JUNE 30
                                           1996           1995       1994
                                       ----------------------------------------
                                        [RESTATED]
   Operating revenue:

     Regulated utilities                $23,672,186   $24,363,446   $24,421,153
     Nonregulated operations              3,297,583     2,946,114     2,961,433
     Gas trading                          4,348,239     3,238,839     1,964,866
                                       ----------------------------------------
   Total operating revenue               31,318,008    30,548,399    29,347,452

   Operating expenses:
     Gas purchased                       14,972,454    16,116,688    16,742,903
     Cost of gas trading                  3,751,053     2,500,363     1,667,182
     Distribution, general and
      administrative                      6,924,391     6,379,651     5,979,621
     Maintenance                            408,590       306,077       330,762
     Depreciation and amortization        1,667,256     1,558,755     1,464,078
     Taxes other than income                629,428       594,569       527,142
                                       ----------------------------------------
   Total operating expenses              28,353,172    27,456,103    26,711,688
                                       ----------------------------------------
   Operating income                       2,964,836     3,092,296     2,635,764

   Other income, net                        214,902       174,878       199,014
                                       ----------------------------------------
   Income before interest charges and
     income taxes                         3,179,738     3,267,174     2,834,778

   Interest charges:
     Long-term debt                         709,872       735,813       741,866
     Short-term and other                   532,866       202,770       220,317
                                       ----------------------------------------
   Total interest charges                 1,242,738       938,583       962,183
                                       ----------------------------------------

   Income before income taxes             1,937,000     2,328,591     1,872,595
   Provision for income taxes               670,025       815,688       613,964
                                       ----------------------------------------
   Income before cumulative effect of
     change in accounting principle       1,266,975     1,512,903     1,258,631
   Cumulative effect on prior years of
     change in accounting for income
      taxes                                       -             -        92,365
                                       ----------------------------------------
   Net income                            $1,266,975  $  1,512,903  $  1,350,996
                                       ----------------------------------------
                                       ----------------------------------------

   Income per share of common
     equivalent stock:
       Income before cumulative effect
         of change in accounting
         principle                             $.55          $.68          $.57
       Cumulative effect of change in
         accounting for income taxes              -             -           .04
                                       ----------------------------------------
   Net income per common share                 $.55          $.68          $.61
                                       ----------------------------------------
                                       ----------------------------------------


SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                               Capital in
                                                                    Common     Excess of     Retained
                                                                    Stock      Par Value     Earnings        Total
                                                                   -----------------------------------------------
   Balance at June 30, 1993                                        $163,456   $1,720,240   $6,849,793   $8,733,489
     Exercise of stock options into 3,800 shares of
       common stock at $7.13 to $8.19 per share                         285       14,977            -       15,262
     Sale of 8,293 shares of common stock at $8.87
       per share under the Company's dividend
       reinvestment plan                                              1,244       72,313            -       73,557
     Net income for the year ended June 30, 1994                          -            -    1,350,996    1,350,996
     Common stock dividend, 2-for-1 stock split                     163,737     (163,737)           -            -
     Cash dividends on common stock--$.36 per share                       -            -     (780,342)    (780,342)
                                                                    ----------------------------------------------
   Balance at June 30, 1994                                         328,722    1,643,793    7,420,447    9,392,962
     Exercise of stock options into 14,410 shares of
       common stock at $4.94 to $8.75 per share                       2,161       78,318            -       80,479
     Sale of 36,720 shares of common stock at $7.50
       to $9.00 per share under the Company's
       dividend reinvestment plan                                     5,508      293,529            -      299,037
     Issuance of 11,535 shares of common stock to
       ESOP at estimated fair value of $9.00 per share                1,730      102,090            -      103,820
     Net income for the year ended June 30, 1995                          -            -    1,512,903    1,512,903
     Cash dividends on common stock--$.385 per
       share                                                              -            -     (856,443)    (856,443)
                                                                    ----------------------------------------------
   Balance at June 30, 1995                                         338,121    2,117,730    8,076,907   10,532,758
     Exercise of stock options into 13,680 shares of
       common stock at $4.875 to $7.125 per share                     2,052       72,918            -       74,970
     Sale of 37,611 shares of common stock at $8.00
       to $9.50 per share under the Company's
       dividend reinvestment plan                                     5,642      320,158            -      325,800
     Issuance of 15,889 shares of common stock to
       ESOP at estimated fair value of $8.00 per share                2,383      124,734            -      127,117
     Net income for the year ended June 30, 1996                          -            -    1,266,975    1,266,975
     Cash dividends on common stock-- $.405 per
       share                                                              -            -     (927,763)    (927,763)
                                                                    ----------------------------------------------
   Balance at June 30, 1996                                        $348,198   $2,635,540   $8,416,119  $11,399,857
                                                                    ----------------------------------------------
                                                                    ----------------------------------------------


SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                         YEAR ENDED JUNE 30
                                                                    1996         1995        1994
                                                                 ------------------------------------
                                                                 [RESTATED]
OPERATING ACTIVITIES
Net income                                                       $1,266,975  $ 1,512,903  $ 1,350,996
Adjustments to reconcile net income
   to cash flow from operations:
     Depreciation and amortization                                1,833,511    1,777,559    1,529,310

     (Gain) on sale of assets                                       (11,406)      (4,174)     (25,276)
     Investment tax credit                                          (21,062)     (21,062)     (21,062)
     Deferred income taxes                                          399,205        4,197      306,026
     Cumulative effect of change in
      accounting method                                                   -            -       92,365
     Changes in operating assets and
      liabilities:
        Accounts receivable                                        (443,725)    (415,072)      92,638
        Natural gas and propane
         inventory                                                 (514,074)    (987,081)     506,099
        Accounts payable                                           (218,153)     778,999     (616,316)
        Recoverable costs of gas
         purchases                                                 (827,982)     275,556     (134,502)
        Prepaid gas                                                (523,212)           -            -
        Other assets and liabilities                               (333,878)     682,896     (243,278)
                                                                 ------------------------------------
Net cash provided by operating activities                           606,199    3,604,721    2,837,000

INVESTING ACTIVITIES
Construction expenditures                                        (4,590,609)  (4,705,868)  (2,626,221)
Restricted deposit                                                        -      204,550      619,367
Increase in marketable equity
   securities                                                       (20,958)     (12,171)      (7,911)
Proceeds from sale of assets                                        552,160       79,749       64,820
Collection of long-term notes
   receivable                                                         6,794       78,737       36,526
Proceeds from contributions in aid
   of construction                                                   63,215       81,177       88,276
                                                             ----------------------------------------
Net cash used in investing activities                            (3,989,398)  (4,273,826)  (1,825,143)



                                  Energy West Incorporated and Subsidiaries

                                                                            YEAR ENDED JUNE 30
                                                                      1996         1995            1994
                                                               -------------------------------------------
                                                                   [RESTATED]
   FINANCING ACTIVITIES
   Proceeds from long-term debt                                 $          -   $    117,808      $  20,000
   Debt issuance and reacquisition costs                                   -              -        (65,000)
   Payment of long-term debt                                        (407,032)      (335,000)      (333,872)
   Proceeds from notes payable                                    20,965,000     19,926,854     17,428,000
   Repayment of notes payable                                    (16,410,000)   (18,625,000)   (17,491,000)
   Sale of common stock                                               74,970         80,479         15,262
   Dividends paid                                                   (474,846)      (453,586)      (706,785)
                                                                 -----------------------------------------
   Net cash provided by (used in)
     financing activities                                          3,748,092        711,555     (1,133,395)
                                                                 -----------------------------------------

   Net increase (decrease) in cash and
     cash equivalents                                                364,893         42,450       (121,538)
   Cash and cash equivalents at
     beginning of year                                               356,200        313,750        435,288
                                                                 -----------------------------------------
   Cash and cash equivalents at
     end of year                                                 $   721,093     $  356,200     $  313,750
                                                                 -----------------------------------------
                                                                 -----------------------------------------

   Supplemental disclosures of cash
     flow information:
       Cash paid for:
        Interest                                                 $ 1,242,035    $   942,221     $  932,159
        Income taxes                                                 498,461        870,327        369,000

     Noncash financing activities:
        Dividend reinvestment plan                                   325,800        299,037         73,557
        ESOP shares issued                                           127,117        103,820              -


SEE ACCOMPANYING NOTES.


                    Energy West Incorporated and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1996


1. PRINCIPAL ACCOUNTING POLICIES

GENERAL

Energy West Incorporated ("the Company") operates principally in a single business segment as a distributor of natural gas and propane to residential and commercial customers. Natural gas and propane vapor distribution operations (regulated utilities) are regulated by the Montana Public Service Commission ("MPSC"), the Wyoming Public Service Commission ("WPSC") and the Arizona Corporation Commission. Accordingly, most of the Company's accounting policies are subject to the requirements set forth in the Federal Energy Regulatory Commission's Uniform System of Accounts. In some cases, because of the rate making process, these accounting policies differ from those used by nonregulated operations. Bulk propane distribution is a nonregulated operation.

CONSOLIDATED SUBSIDIARIES

The Company's wholly-owned nonregulated subsidiaries, Energy West Resources, Inc. ("EWR") (formerly Vesta, Inc.), Montana Sun, Inc. ("Montana Sun") and Rocky Mountain Fuels, Inc. ("RMF"), are included in the consolidated financial statements. The results of operations of these subsidiaries constitute all of the Company's nonregulated operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

EWR's activities include a gas marketing operation and oil and gas exploration and development. Its principal assets are capitalized oil and gas development costs, storage field costs and equipment, and inventory. EWR currently markets gas to large industrial customers (businesses using over 60,000 Mcf of natural gas annually).

Montana Sun's operating activities consist of commercial real estate development. Its significant assets consist of real estate held for future sale.

RMF began operations in fiscal 1992 following the Company's acquisition of the assets and operations of six Wyoming propane distribution entities. In fiscal 1993 these operations were expanded through the acquisition of an Arizona propane distribution entity. Principal assets of RMF include bulk storage and customer tanks, delivery trucks and related equipment.

                    Energy West Incorporated and Subsidiaries

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURAL GAS AND PROPANE INVENTORY

Natural gas inventory and propane inventory are stated at the lower of weighted average cost or net realizable value.

RECOVERABLE COSTS OF GAS PURCHASES

Differences between the costs of gas approved by regulators in the Company's rate structure and actual gas costs are accounted for as a current asset or liability, as applicable. These differences are recovered or refunded, as applicable, in future periods by adjustment of the Company's rates.

PROPERTY, PLANT AND EQUIPMENT

Additions to property, plant and equipment are recorded at original cost when placed in service. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives or the units-of-production method, as applicable, at various rates averaging approximately 3.93%, 4.15% and 4.32% during the years ended June 30, 1996, 1995 and 1994, respectively. During the fourth quarter of 1996, the estimated useful lives for certain propane properties were increased from twelve and fifteen years to twenty years to better reflect their estimated useful lives. This change in estimate reduced depreciation expense by approximately $83,000 in 1996.

OIL AND GAS ACTIVITIES

Oil and gas operations are accounted for under the successful efforts method. Exploratory drilling costs are capitalized pending determination of proved reserves; all other exploration costs are expensed. All development and lease acquisition costs are capitalized. Provision for depreciation and amortization, including estimated future

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

dismantlement and restoration costs, is determined on a field-by-field basis using the units-of-production method. When properties are sold, the asset cost and related accumulated depreciation and amortization are eliminated, with any gain or loss reflected in income.

MARKETABLE EQUITY SECURITIES

Marketable equity securities are classified as available for sale securities.

GAS TRADING

The Company's business activities include the buying and selling of natural gas. The Company recognizes revenue and costs on gas trading transactions when gas is delivered to the purchaser.

DEBT ISSUANCE AND REACQUISITION COSTS

Debt premium, discount and issuance expenses are amortized over the life of each issue. Debt reacquisition costs for refinanced debt are amortized over the remaining life of the new debt.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For purposes of these statements, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

FINANCIAL INSTRUMENTS

All of the Company's financial instruments requiring fair value disclosure were recognized in the consolidated balance sheet as of June 30, 1996. Except for long-term debt, their carrying values approximate the estimated fair values. Descriptions of the methods and assumptions used to reach this conclusion are as follows:

          Cash, temporary cash investments, accounts receivable, accounts payable, and payable to employee benefit plans: These financial instruments have short maturities, or are invested in financial instruments with short maturities.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

     Notes receivable: These notes generally relate to energy conservation incentive programs, some of which bear favorable interest rates compared to market for similar risks. However, due to the relatively small balances of these notes, any differences between carrying value and fair value are immaterial.

     Notes payable: Represent lines of credit, with maturities of a year or less, bearing interest at current market rates.

The fair value of the Company's long-term debt, based on quoted market prices for the same or similar issues, is approximately 99% of the carrying value.

EARNINGS PER SHARE

Earnings per common share were computed based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive.

The weighted average number of such shares at June 30 was 2,298,734 in 1996, 2,235,413 in 1995, and 2,205,050 in 1994.

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also establishes the procedures for review of recoverability, and measurement of impairment if necessary, of long-lived assets and certain identifiable intangibles to be held and used by an entity. The financial effects of adopting the new standard are not expected to be material to the Company's financial position or operations.

                    Energy West Incorporated and Subsidiaries

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

EFFECTS OF REGULATION

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

The accounts and rates of the Company's regulated segment are subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's regulated segment maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's regulated segments differ in certain respects from application by the non-regulated segment and other non-regulated businesses. The regulated segment prepares its financial statements in accordance with Statement of Accounting Standards No. 71 -- "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, which will be amortized over various periods of time. The costs deferred are further described in the Company's financial statements and the notes thereto. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's regulated segment were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company.

                    Energy West Incorporated and Subsidiaries

EFFECTS OF REGULATION (CONTINUED)

However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.

All regulatory assets have been formally approved by the applicable regulator, although other than environmental cleanup costs, no return on assets is allowed by the regulators.

The Company uses the lives for depreciation as defined by the regulators which approximates the economic lives for GAAP.

PRIOR PERIOD ADJUSTMENT

The Company has restated its previously issued fiscal 1996 financial statements to reflect the deferral of the gain on sale-leaseback of assets totalling $236,000 (see Note 9). The gain will be amortized ratably into income over the initial ten-year lease term. The effect on previously reported retained earnings as of June 30, 1996 and results of operations for the year ended June 30, 1996, are as follows:

Net income:
     As previously reported             $1,407,366
     As restated                        $1,266,975

Net income per  common share:
     As previously reported             $.61
     As restated                        $.55

Retained earnings:
     As previously reported             $8,556,510
     As restated                        $8,416,119

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 1995 and 1994 consolidated financial statements to conform to the fiscal 1996 presentation.

2. NOTES PAYABLE

At June 30, 1996, the Company maintained a line of credit totaling $11,000,000 with interest calculated at prime less 1/4 percent. A total of $7,175,000, $2,620,000 and $1,275,000 had been borrowed under line of credit agreements at June 30, 1996, 1995, and 1994, respectively. Borrowings on lines of credit, based upon daily loan balances, averaged $6,166,380, $2,397,175 and $2,369,671 during the years ended June 30, 1996, 1995 and 1994, respectively. The maximum borrowings outstanding on this line at any month end were $9,415,000, $4,983,000 and $4,267,000 during these same periods. The daily weighted average interest rate was 8.5%, 8.2% and 6.4% for the years ended June 30, 1996, 1995 and 1994,
respectively.  This line of credit expires January 15, 1997.   Management
expects this line of credit to be renewed for another year.

                    Energy West Incorporated and Subsidiaries

3. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of the following:

                                                              JUNE 30
                                                       1996             1995
                                                  -----------------------------

Series 1993 notes payable                          $ 7,800,000      $ 7,800,000
     Industrial development revenue obligations:
          Series 1992A                                 935,000        1,200,000
          Series 1992B                               1,635,000        1,690,000
     Other                                              23,758          110,790
                                                  -----------------------------
     Total long-term obligations                    10,393,758       10,800,790
     Less portion due within one year                  348,044          365,833
                                                  -----------------------------
     Long-term obligations due after one year      $10,045,714      $10,434,957
                                                  -----------------------------
                                                  -----------------------------

SERIES 1993 NOTES PAYABLE

On June 24, 1993, the Company issued $7,800,000 of Series 1993 unsecured notes bearing interest at rates ranging from 6.20% to 7.60% (6.20% at June 30, 1996), payable semiannually on June 1 and December 1 of each year, commencing on December 1, 1993. Maturity dates begin in 1999 and extend to 2013. At the Company's option, beginning June 1, 2003, notes maturing subsequent to 2003 may be redeemed prior to maturity, in whole or part, at redemption prices declining from 104% to 100% of face value, plus accrued interest.

INDUSTRIAL DEVELOPMENT REVENUE OBLIGATIONS

On September 15, 1992, Cascade County, Montana (the County) issued two Industrial Development Revenue Obligations, the Series 1992A Bonds for $1,700,000 and Series 1992B Bonds for $1,800,000. The Series 1992A and Series 1992B Bonds are unsecured; however, loan agreements are maintained with the Company in the same amounts. Both the Series 1992A and Series 1992B Bonds require annual principal payments on October 1 and semiannual interest payments on April 1 and October 1 of each year beginning in 1993. The Series 1992A Bonds have a final maturity in 1999 and bear interest at rates ranging from 3.25% to 5.30%. The Series 1992B bonds have a final maturity in 2012 and bear interest at rates ranging from 3.35% to 6.50%.

                    Energy West Incorporated and Subsidiaries

3. LONG-TERM DEBT OBLIGATIONS (CONTINUED)

AGGREGATE ANNUAL MATURITIES


                                                                    IDR OBLIGATIONS
        FISCAL                          SERIES                ---------------------------                                  TOTAL
      YEAR ENDING                        1993                 SERIES               SERIES                                LONG-TERM
        JUNE 30                          NOTES                 1992A               1992B            OTHER               OBLIGATIONS
-----------------------------------------------------------------------------------------------------------------------------------
     1997                               $        -            $280,000           $  60,000        $  8,044              $  348,044
     1998                                        -             295,000              60,000           6,959                 361,959
     1999                                  165,000             175,000              65,000           8,032                 413,032
     2000                                  175,000             185,000              70,000             723                 430,723
     2001                                  370,000                   -              75,000               -                 445,000
     Thereafter                          7,090,000                   -           1,305,000               -               8,395,000
                                        -------------------------------------------------------------------------------------------
                                         7,800,000             935,000           1,635,000          23,758              10,393,758
     Less current portion                        -             280,000              60,000           8,044                 348,044
                                        -------------------------------------------------------------------------------------------
                                        $7,800,000            $655,000          $1,575,000         $15,714             $10,045,714
                                        -------------------------------------------------------------------------------------------
                                        -------------------------------------------------------------------------------------------


The Company's long-term debt obligation agreements contain various covenants including: limiting total dividends and distributions made in the immediately preceding 60-month period to aggregate consolidated net income for such period, restricting senior indebtedness, limiting asset sales, and maintaining certain financial debt and interest ratios.

4. RETIREMENT PLANS

The Company has a defined contribution pension plan (the Plan) which covers substantially all of the Company's employees. Under the Plan, the Company contributes 10% of each participant's eligible compensation. Total contributions to the Plan for the years ended June 30, 1996, 1995 and 1994 were $383,018, $336,589 and $279,668, respectively.

The Company adopted, effective July 1, 1993, SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 1996 and 1995 was

                    Energy West Incorporated and Subsidiaries

4. RETIREMENT PLANS (CONTINUED)

$332,800 and $352,380, respectively, of which $288,600 in 1996 and $327,400 in
1995 related to the regulated utility operations. The transition obligation was accrued as a deferred charge and will be amortized over 20 years. Substantially all of the transition obligation is for the future cost of benefits to active employees.

The incremental annual increases in consolidated expenses due to adoption of SFAS No. 106 were $70,900 and $71,200 in fiscal years 1996 and 1995, respectively. Included in these amounts were $58,100 in 1996 and $62,600 in 1995 relating to regulatory operations. The MPSC allowed recovery of these costs beginning on July 1, 1995 for the utility operations in Montana. Management believes it is probable that its regulators in Wyoming will allow recovery of these costs based upon recent industry rate decisions addressing this issue. The Company has established a VEBA trust fund and is contributing to that trust the annual expense of the plan. The balance in that trust after benefit payments in fiscal year 1996 is $61,750.

The Company made a change to the plan, effective July 1, 1996, allowing pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The increased liability from this change is $269,200 and has been reflected in the 1996 financial statements. The Company expects regulators in Montana and Wyoming to allow recovery of the additional costs associated with the plan change.

                    Energy West Incorporated and Subsidiaries

4. RETIREMENT PLANS (CONTINUED)

The following table presents the amounts recognized at June 30, 1996 and 1995 in the consolidated financial statements.

                                                        1996       1995
                                                       ------------------
      Accumulated postretirement benefit obligation:
        Retirees                                       $128,500  $154,400
        Fully eligible active plan participants          80,500    53,700
        Other active plan participants                  522,900   259,174
                                                       ------------------
                                                       $731,900  $467,274
                                                       ------------------
                                                       ------------------

      Net periodic postretirement benefit cost:
        Service cost                                   $ 19,300  $ 19,400
        Interest cost                                    32,000    32,200
        Actual return on plan assets                     (1,500)        -
        Amortization of transition obligation            19,600    19,600
                                                       ------------------
      Net periodic postretirement benefit cost         $ 69,400  $ 71,200
                                                       ------------------
                                                       ------------------

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at June 30, 1996 was 7.5 percent. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 11.0 percent for the 1996-97 fiscal year and is assumed to decrease gradually to 5.5 percent after 6 years and remain at that level thereafter. At June 30, 1995, the weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent. The weighted-average health care cost trend rate was 12.5 percent for the 1995-96 fiscal year and was assumed to decrease gradually to 6.5 percent after 7 years and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1996 by $45,700. The aggregate of interest and service cost for the year ended June 30, 1996 is not affected by this increase due to the minimal number of retirees receiving benefits that are not fixed and the large number of retirees receiving benefits that were not affected by the trend rate during the 1995-96 fiscal year.

                    Energy West Incorporated and Subsidiaries

5. INCOME TAX EXPENSE

Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting Statement No. 109 as of July 1, 1993 was to increase net income by $92,365 for nonregulated operations and create a regulatory asset of $600,867 and regulatory liability of $204,620 for regulated operations. The regulatory assets and liabilities represent the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No. 109. For the year ended June 30, 1996, amortization of certain liabilities resulted in a decrease in regulatory assets of $75,566 and in regulatory liabilities of $14,409 for regulated entities, resulting in ending balances of $443,918 and $162,121, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 1996 and 1995 are as follows:

                                                  1996            1995
                                                -------------------------
     Deferred tax assets:
       Allowance for doubtful accounts          $  54,065      $  55,987
       Unamortized investment tax credit          162,343        175,983
       Contributions in aid of construction       115,876        102,458
       Other nondeductible accruals               189,935        156,096
       Deferred gain on sale of assets             95,900              -
       Other                                       47,093         42,318
                                                -------------------------
     Total deferred tax assets                    665,212        532,842

                    Energy West Incorporated and Subsidiaries

                                                           1996          1995
                                                        ------------------------
   Deferred tax liabilities:
     Customer refunds payable                           $  399,255     $  84,525
     Property, plant and equipment                       2,908,836     2,615,597
     Unamortized debt issue costs                          201,635       215,827
     Unamortized environmental study costs                       -       101,330
     Covenant not to compete                                89,041        93,283
     Other                                                  20,014        15,810
                                                        ------------------------
   Total deferred tax liabilities                        3,618,781     3,126,372
                                                        ------------------------
   Net deferred tax liabilities                         $2,953,569    $2,593,530
                                                        ------------------------
                                                        ------------------------

Income tax expense consists of the following:

                                                  YEAR ENDED JUNE 30
                                              1996           1995         1994
                                          -------------------------------------
   Current income taxes:
     Federal                              $244,777       $705,420     $490,698
     State                                  21,819        120,074       12,331
                                          -------------------------------------
   Total current income taxes              266,596        825,494      503,029
   Deferred income taxes (benefits):
     Tax depreciation in excess of book    341,217        179,794      139,564
     Book amortization in excess of tax    (35,958)       (56,981)     (73,435)
     Recoverable cost of gas purchases     322,479        (98,479)      86,341
     Environmental study cleanup costs           -         20,539       81,442
     Regulatory surcharges                 (44,830)             -            -
     Deferred Gain on sale of assets       (95,900)
     Other                                 (25,362)        17,813      (62,016)
                                          -------------------------------------
   Total deferred income taxes             461,646         62,686      171,896
   Investment tax credit, net              (21,062)       (21,062)     (21,062)
                                          -------------------------------------
   Total income taxes                     $707,180       $867,118     $653,863
                                          -------------------------------------
                                          -------------------------------------
   Income taxes--operations               $670,025       $815,688     $613,964
   Income taxes--other income               37,155         51,430       39,899
                                          -------------------------------------
   Total income taxes                     $707,180       $867,118     $653,863
                                          -------------------------------------
                                          -------------------------------------

                    Energy West Incorporated and Subsidiaries

5. INCOME TAX EXPENSE (CONTINUED)

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

                                              1996           1995         1994
                                          -------------------------------------
   Tax expense at statutory rate - 34%    $666,930       $799,582     $607,394
   State income tax, net of federal tax
    benefit                                 44,710         77,377       38,693
   Amortization of deferred investment
    tax credits                            (21,062)       (21,062)     (21,062)
   Other                                    16,602         11,221       28,838
                                          -------------------------------------
   Total income taxes                     $707,180       $867,118     $653,863
                                          -------------------------------------
                                          -------------------------------------
6. REGULATED AND NONREGULATED OPERATIONS

Summarized financial information for the Company's regulated utility and nonregulated nonutility operations (before intercompany eliminations between regulated and nonregulated primarily consisting of gas sales from nonregulated to regulated entities, intercompany accounts receivable, accounts payable, equity, and subsidiary investment) is as follows:

                    Energy West Incorporated and Subsidiaries

6. REGULATED AND NONREGULATED OPERATIONS (CONTINUED)


                                                                                       JUNE 30, 1996
                                                                                       -------------
                                                                     REG.           NONREG.       ADJ.        CONSOL.
                                                                 --------------------------------------------------------
CAPITAL EXPENDITURES                                             $3,910,000       $680,609                   $4,590,609
                                                                 --------------------------------------------------------
                                                                 --------------------------------------------------------


PROPERTY,PLANT AND EQUIPMENT, NET
       REGULATED UTILITIES                                      $22,362,130                                 $22,362,130
       NONREGULATED PROPANE                                                      2,971,174                    2,971,174
       OIL AND GAS OPERATIONS                                                      274,352                      274,352
       REAL ESTATE HELD FOR INVESTMENT                                             482,173             1        482,174
                                                                 --------------------------------------------------------
TOTAL P P & E                                                    22,362,130      3,727,699             1     26,089,830

CURRENT ASSETS                                                    7,663,566      2,385,186      (956,548)     9,092,204
OTHER ASSETS                                                      3,669,404        590,542    (1,947,307)     2,312,639
                                                                ---------------------------------------------------------


TOTAL ASSETS                                                    $33,695,100     $6,703,427   ($2,903,854)   $37,494,673
                                                                ---------------------------------------------------------
                                                                ---------------------------------------------------------

EQUITY                                                           $9,303,596     $3,168,260   $(1,071,999)   $11,399,857
LONG-TERM DEBT                                                    8,257,090      1,788,624                   10,045,714
CURRENT LIABILITIES                                              10,452,787      1,192,271      (557,495)    11,087,563
DEFERRED INCOME TAXES                                             3,207,968        270,816      (778,600)     2,700,184
OTHER LIABILITIES                                                 2,473,659        283,456      (495,760)     2,261,355
                                                                ---------------------------------------------------------
TOTAL CAPITALIZATION AND LIABILITIES                            $33,695,100     $6,703,427   ($2,903,854)   $37,494,673
                                                                ---------------------------------------------------------
                                                                ---------------------------------------------------------

                                                                                             JUNE 30,1995
                                                                                             ------------
                                                                    REG.          NONREG.        ADJ.         CONSOL.
                                                                ---------------------------------------------------------

CAPITAL EXPENDITURES                                             $3,933,828       $772,040                   $4,705,868
                                                                ---------------------------------------------------------
                                                                ---------------------------------------------------------

PROPERTY,PLANT AND EQUIPMENT, NET
       REGULATED UTILITIES                                      $19,907,237                                 $19,907,237
       NONREGULATED PROPANE                                                      2,811,913                    2,811,913
       OIL AND GAS OPERATIONS                                                      334,704                      334,704
       REAL ESTATE HELD FOR INVESTMENT                                             496,483                      496,483
                                                                ---------------------------------------------------------

TOTAL P P & E                                                    19,907,237      3,643,100                   23,550,337

CURRENT ASSETS                                                    4,458,594      2,420,839      (616,157)     6,263,276
OTHER ASSETS                                                      3,884,006        496,360    (1,819,198)     2,561,168
                                                                ---------------------------------------------------------

TOTAL ASSETS                                                    $28,249,837     $6,560,299   ($2,435,355)   $32,374,781
                                                                ---------------------------------------------------------
                                                                ---------------------------------------------------------

EQUITY                                                           $8,903,740     $2,701,018   $(1,072,000)   $10,532,758
LONG-TERM DEBT                                                    8,533,074      1,901,883                   10,434,957
CURRENT LIABILITIES                                               6,304,063      1,493,087    (1,011,157)     6,785,993
DEFERRED INCOME TAXES                                             2,727,782        299,343      (352,197)     2,674,928
OTHER LIABILITIES                                                 1,781,178        164,968            (1)     1,946,145
                                                                ---------------------------------------------------------


TOTAL CAPITALIZATION AND LIABILITIES                            $28,249,837     $6,560,299   ($2,435,355)   $32,374,781
                                                                ---------------------------------------------------------
                                                                ---------------------------------------------------------


                                                                                          1996

                                                                    REG.          NONREG.        ADJ.         CONSOL.
                                                                ---------------------------------------------------------

OPERATING REVENUE                                               $23,672,186     $4,510,942   ($1,213,359)   $26,969,769

GAS TRADING REVENUE                                                              4,348,239                    4,348,239
                                                                 --------------------------------------------------------
TOTAL OPERATING REVENUE                                          23,672,186      8,859,181    (1,213,359)    31,318,008

GAS PURCHASED                                                    13,646,178      2,539,635    (1,213,359)    14,972,454

COST OF GAS TRADING                                                              3,751,053                    3,751,053
DISTRIBUTION, GENERAL & ADMIN                                     5,578,188      1,346,203                    6,924,391
MAINTENANCE                                                         348,123         60,467                      408,590
DEPRECIATION AND AMORTIZATION                                     1,359,339        307,917                    1,667,256

TAXES OTHER THAN INCOME                                             523,768        105,660                      629,428
                                                                 --------------------------------------------------------

OPERATING INCOME                                                 $2,216,590       $748,246             $0    $2,964,836
                                                                 --------------------------------------------------------
                                                                 --------------------------------------------------------


                                                                                          1995

                                                                        REG.        NONREG.           ADJ.        CONSOL.
                                                                 --------------------------------------------------------
OPERATING REVENUE                                               $24,363,446     $4,077,768   ($1,131,655)    $27,309,559


GAS TRADING REVENUE                                                              3,238,839                     3,238,839
                                                                 --------------------------------------------------------

TOTAL OPERATING REVENUE                                          24,363,446      7,316,607    (1,131,655)     30,548,398

GAS PURCHASED                                                    15,077,466      2,170,877    (1,131,655)     16,116,688

COST OF GAS TRADING                                                              2,500,363                     2,500,363
DISTRIBUTION, GENERAL & ADMIN                                     5,130,220      1,249,431                     6,379,651
MAINTENANCE                                                         304,677          1,400                       306,077
DEPRECIATION AND AMORTIZATION                                     1,205,758        352,997                     1,558,755
TAXES OTHER THAN INCOME                                             494,338        100,230                       594,568
                                                                 --------------------------------------------------------
OPERATING INCOME                                                 $2,150,987       $941,309             $0     $3,092,296
                                                                 --------------------------------------------------------
                                                                 --------------------------------------------------------


                                                                                          1994

                                                                    REG.          NONREG.        ADJ.         CONSOL.
                                                                 --------------------------------------------------------

OPERATING REVENUE                                               $24,421,153     $3,935,760     ($974,327)    $27,382,586

GAS TRADING REVENUE                                                              1,964,866                     1,964,866
                                                                 --------------------------------------------------------

TOTAL OPERATING REVENUE                                          24,421,153      5,900,626      (974,327)     29,347,452

GAS PURCHASED                                                    15,666,853      2,050,377      (974,327)     16,742,903


COST OF GAS TRADING                                                              1,667,182                     1,667,182
DISTRIBUTION, GENERAL & ADMIN                                     4,792,531      1,187,090                     5,979,621
MAINTENANCE                                                         315,409         15,353                       330,762
DEPRECIATION AND AMORTIZATION                                     1,134,150        329,928                     1,464,078
TAXES OTHER THAN INCOME                                             430,446         96,696                       527,142
                                                                 --------------------------------------------------------

OPERATING INCOME                                                 $2,081,764       $554,000             $0    $2,635,764
                                                                 --------------------------------------------------------
                                                                 --------------------------------------------------------


                    Energy West Incorporated and Subsidiaries

7. Stock Options and Ownership Plans

Stock Options

There are two Incentive Stock Option Plans which provide for granting options to purchase up to 200,000 shares of the Company's common stock to key employees. The option price may not be less than 100% of the common stock fair market value on the date of grant (110% of the fair market value if the employee owns more than 10% of the Company's outstanding common stock). These options may not have a term exceeding five years.

A summary of the activity under the plans is as follows:

                                        Number of      Price Per
                                        Shares         Share
                                        ----------------------------
     Fiscal 1996
     Outstanding at July 1, 1995          90,588       $4.875-9.125
     Granted                                   -
     Exercised                          (13,680)       $4.875-7.125
     Expired                             (1,200)              $6.50
                                        ---------
     Outstanding at June 30, 1996         75,708       $6.375-9.125
                                        ---------
                                        ---------

     At June 30, 1996
     Exercisable                          75,708
     Available for grant                   6,052

     Fiscal 1995
     Outstanding at July 1, 1994         106,948        $4.875-8.75
     Granted                               5,000             $9.125
     Exercised                          (14,410)        $4.938-8.75
     Expired                             (6,950)       $4.875-7.125
                                        ---------
     Outstanding at June 30, 1995         90,588
                                        ---------
                                        ---------

     At June 30, 1995
     Exercisable                          90,588
     Available for grant                  29,652

     Fiscal 1994
     Outstanding at July 1, 1993         105,048       $3.188-7.125
     Granted                               7,000        $7.375-8.75
     Exercised                           (3,800)       $3.188-7.125
     Expired                             (1,300)             $3.188
                                        ---------
     Outstanding at June 30, 1994        106,948        $4.875-8.75
                                        ---------
                                        ---------

     At June 30, 1994
     Exercisable                         106,948
     Available for grant                  27,702

                    Energy West Incorporated and Subsidiaries

Employee Stock Ownership Plan

In 1984, the Company established an Employee Stock Ownership Plan ("ESOP") which covers most of the Company's employees. The unleveraged ESOP receives cash contributions from the Company each year as determined by the Board of Directors and will buy shares of the Company's common stock from either the Company or the open market at the then current price per share. The ESOP has no allocated shares, committed-to-be-released shares or suspense shares at the balance sheet dates. In addition, there are no unearned shares and there is no repurchase obligation. The Company has contributed and recognized as expense $121,400, $129,367 and $103,820 for the years ended June 30, 1996,
1995 and 1994, respectively.   During the years ended June 30, 1996, 1995 and
1994, the ESOP acquired 15,889 shares at $8.00 per share, 11,535 shares at $9.00 per share and 11,772 shares at $9.08 per share, respectively.

8. Operating Lease

The Company leases a building in Cody, Wyoming. The lease expires on June 30, 2005. Future minimum rental payments will be approximately $72,000 per year from fiscal 1996 through fiscal 2005 for total future minimum lease payments of $648,000. Rental expenses related to this lease were $73,808, $70,133 and $73,933 in fiscal years 1996, 1995 and 1994, respectively.

9. Gain on Sale-Leaseback of Assets

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

The Company does not have an option to repurchase the real property. However, should the lessor have a bona fide third-party offer, the Company has the right of first refusal to buy the land and buildings under the same terms and conditions. As a result, the transaction has been recorded as a sale, resulting in a deferred gain of $236,000, which will be amortized ratably into income over the initial lease term. The land, buildings and related accounts are no longer recognized in the accompanying financial statements.

                    Energy West Incorporated and Subsidiaries

9. Gain on Sale-Leaseback of Assets (continued)

The future minimum lease payments under the terms of the related lease agreement require the payment of $51,975 per year from fiscal 1997 through fiscal 2006 for total future minimum lease payments of $519,750.

10. Commitments and Contingencies

Commitments

The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1997 and ending in 2005. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiation every two years. Current prices per Mcf for these contracts range from $1.17 to $1.85. Based on current prices, the minimum take or pay obligation at June 30, 1996 for each of the next five years and in total is as follows:

                         Fiscal Year
                         -----------
                         1997           $1,931,088
                         1998            1,320,018
                         1999            1,099,218
                         2000              832,018
                         2001              832,018
                         Thereafter      1,809,672
                                        ----------
                         Total          $7,824,032
                                        ----------
                                        ----------

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

                    Energy West Incorporated and Subsidiaries

ENVIRONMENTAL MATTERS

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center for the Company where certain equipment and materials owned by the Company are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission of a report to the Montana Department of Environmental Quality
(MDEQ) in 1994. The Company has worked with the MDEQ since that time obtain the data that would lead to a remediation acceptable to MDEQ. The Company's environmental consultant advises the Company that it expects to have a report, which will include remediation recommendations, filed with the MDEQ by approximately mid-summer of 1997. MDEQ would then provide an opportunity for public comment on the remediation plan. Once the comment period has ended and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation could be underway by the fall of 1998.

At June 30, 1996 the Company's costs incurred in evaluating this site have totalled approximately $320,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for a surcharge on customer bills in conntection with the costs associated with evalution of the site. As of June 30, 1996 the surcharge had generated approximately $214,000. The Commission's order calls for ongoing review by the Commission of the costs incurred for this matter by periodic approvals of the costs incurred for this matter.

11. Regulatory Matters

On July 8, 1996, the Company filed a general rate case with the MPSC requesting a revenue increase for its Great Falls Gas operations. The revenue request is the result of increased cost of service primarily due to inflation and higher capital investment for utility operations. The Company intends to file for a rate increase for Broken Bow (a regulated utility subsidiary in Payson, Arizona) in the fall of 1996.

                    Energy West Incorporated and Subsidiaries

12. Financial Instruments and Risk Management

For fiscal years ending June 30, 1995 and 1996, the Company was a party to gas financial swap agreements for its regulated operations. Under these agreements, the Company is required to pay the counterparty (an entity making a market in gas futures) a cash settlement equal to the excess of the stated index price over an agreed upon fixed price for gas purchases. The Company receives cash from the counterparty when the stated index price falls below the fixed price. These swap agreements are made to minimize exposure to gas price fluctuations. This price differential had no impact on earnings, because the effect of the difference is included in gas costs and adjusted to recoverable cost of gas purchases for any idfferences between the cost of gas allowed by the regulators and the actual prices paid including any financial swap agreements.

                                                                                                          Fair
                                                               Index Price                                Value of
               Volume                                           Range for      Contract        Index      Remaining
               (MMBTU     Effective    Termination   Contract    Fiscal         Value          Price      Contract
Fiscal Year    per Day)   Date         Date          Price       Year         at June 30    at June 30    At June 30
--------------------------------------------------------------------------------------------------------------------
1995
-----------
Swap #1        4,000      5/1/95       4/30/96       $1.57     $.98 to $1.14  $2,059,840     $0.98        $1,285,760

1996
-----------
Swap #1        5,000     11/1/95       10/31/96      $1.35     $.89 to $1.22   $830,250      $0.89         $547,350

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

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                ENERGY WEST INC.

                                  June 30, 1996


                         Balance At     Charged        Write-Offs      Balance
                         Beginning      to Costs       Net of         at End of
Description              of Period      & Expenses     Recoveries      Period
-----------              ----------     ----------     ----------     ---------
ALLOWANCE FOR
UNCOLLECTIBLE ACCOUNTS


Year Ended June 30, 1994  $169,500       $141,590      ($121,799)     $189,291



Year Ended June 30, 1995  $189,291        $81,327       ($79,450)     $191,168



Year Ended June 30, 1996  $191,168        $64,509       ($47,571)     $208,106

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

                               ENERGY WEST INCORPORATED

/s/  Larry D. Geske                              /s/  William J. Quast
-------------------                              ---------------------
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

/s/  Larry D. Geske                                        7/8/97
-------------------                                        -------
Larry D. Geske          President and Chief Executive      Date
                        Officer and Acting Chairman of the Board

/s/ Ian B. Davidson                                        7/8/97
-------------------                                        -------
Ian B. Davidson              Director                      Date

/s/ Thomas N. Mcgowen, Jr.                                 7/8/97
--------------------------                                 -------
Thomas N. McGowen, Jr.       Director                      Date

/s/ G. Montgomery Mitchell                                 7/8/97
--------------------------                                 -------
G. Montgomery Mitchell       Director                      Date

/s/ John Reichel                                           7/8/97
----------------                                           -------
John Reichel                 Director                      Date

/s/ David A. Flitner                                       7/8/97
--------------------                                       -------
David A. Flitner             Director                      Date

                                    EXHIBIT INDEX

Exhibits
--------
3.1 Restated Articles of Incorporation of the Company, as amended to date (filed herewith).

3.2  Bylaws of the Company, as amended to date (filed herewith).

4.1 Form of Indenture (including form of Note) relating to the Company's Series 1993 Notes (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2, File No. 33-62680).

4.2 Loan Agreement, dated as of September 1, 1992, relating to the Company's Series 1992A and Series 1992B Industrial Development Revenue Bonds (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-2, File No. 33-62680).

10.1 Credit Agreement dated as of January 18, 1995, by and between the Company and Norwest Bank Great Falls, National Association (filed herewith).

10.2 Amendment dated April 17, 1996 to Credit Agreement dated as of January 18, 1995, by and between the Company and Norwest Bank Montana, National Association (filed herewith).

10.3 Amendment dated November 7, 1996 to Credit Agreement dated as of January 18, 1995, the Company and Norwest Bank Montana, National Association (filed herewith).

10.4 Promissory Note dated November 7, 1996, issued to Norwest Bank Montana, National Association (filed herewith).

10.5 Credit Agreement dated as of February 12, 1997, by and between the Company and First Bank Montana, National Association (filed herewith).

10.6 Delivered Gas Purchase Contract dated February 23, 1997, as amended by that Letter Amendment Amending Gas Purchase Contract dated March 9, 1982; that Amendment to Delivered Gas Purchase Contract applicable as of March 20, 1986; that Letter Agreement dated December 18, 1986; that Letter Agreement dated April 12, 1988; that Letter Agreement dated April 28, 1992; that Letter Agreement dated March 14, 1996; that Letter Agreement dated April 15, 1996; a second Letter Agreement dated April 15, 1996; that Letter dated February 18, 1997; and that Letter dated April 1, 1997, transmitting a Notice of Assignment effective February 26, 1993 (filed herewith).

10.7 Delivered Gas Purchase Contract dated December 1, 1985, as amended by that Letter Agreement dated July 1, 1986; that Letter Agreement dated November 19, 1987; that Letter Agreement dated December 1, 1988; that Letter Agreement dated July 30, 1992; that Assignment Conveyance and Bill of Sale effective as of January 1, 1993; that Letter Agreement dated March 8,, 1993; that Letter Agreement dated October 21, 1993; that Letter Agreement dated October 18, 1994; that Letter Agreement dated January 30, 1995; that Letter Agreement dated August 30, 1995; that Letter Agreement dated October 3, 1995; that Letter Agreement dated October 31, 1995; that Letter Agreement dated December 21, 1995; that Letter Agreement dated April 25, 1996; that Letter Agreement dated January 29, 1997; and that Letter dated April 11, 1997 (filed herewith).

10.8 Natural Gas Sale and Purchase Agreement dated July 20, 1992 between Shell Canada Limited and the Company, as amended by that Letter Agreement dated August 23, 1993; that Amending Agreement effective as of November 1, 1994; and that Schedule A Incorporated Into and Forming a Part of
      That Natural Gas Sale and Purchase Agreement, effective as of November 1, 1996 (filed herewith).

10.9 Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-1, File No. 33-1672).

10.10 1992 Stock Option Plan (filed herewith).

10.11 Form of Incentive Stock Option under the 1992 Stock Option Plan (filed herewith).

10.12 Management Incentive Plan (filed herewith).

13.1 Portions of the Company's 1996 Annual Report to Shareholders (previously filed).

21.1  Subsidiaries of the Company (filed herewith).

23.1  Consent of Independent Auditors (filed herewith).

27.1  Financial Data Schedule (filed herewith).