Form 10-Q/A
period 1997-03-31
ENERGY WEST INC
filed 1997-07-08
CIK 43350

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

Class Outstanding at  March 31, 1997
------------------------------------
(Common Stock, $.15 par value) 2,357,471
----------------------------------------

                               ENERGY WEST INCORPORATED
                                  INDEX TO FORM 10-Q

                                                                     Page No.

Part I - Financial Information

    Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 1997  and June 30, 1996 - REVISED                        1

         Condensed Consolidated Statements of Income - REVISED
         three months and nine months  ended March 31, 1997 and 1996        2

         Condensed Consolidated Statements of Income - REVISED
         three months ended September 30, 1996 and 1995 and
         three months and six months ended December 31, 1996 and 1995       3

         Condensed Consolidated Statements of Cash
         Flows - nine months ended March 31, 1997 and 1996                  4

         Notes to Condensed Consolidated Financial Statements            5-10

    Item 2 - Management's discussion and analysis of
             financial condition and results of operations              11-16

Part II   Other Information

    Item 1 - Legal Proceedings                                             17

    Item 2 - Changes in Securities                                         18

    Item 3 - Defaults upon Senior Securities                               18

    Item 4 - Submission of Matters to a Vote of Security Holders           18

    Item 5 - Other Information                                             18

    Item 6 - Reports on Form 8-K                                           18

    Signatures

I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements
                                      FORM 10-QA
                               ENERGY WEST INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                      [RESTATED]

                                        ASSETS

                                                 March 31        June 30
                                                   1997            1996
                                                -----------    -----------
  Current Assets:
   Cash and Cash Equivalents                    $    79,630    $   721,093
   Marketable Equity Securities                           0        172,208
   Accounts Receivable (net)                      6,348,364      3,486,328
   Natural Gas and Propane Inventory              4,859,758      2,200,778
   Materials and Supplies                           441,621        543,316
   Prepayments and Other                            590,888        602,427
   Refundable Income Tax Payments                         0        412,662
   Recoverable Cost of Gas Purchases              1,455,388        953,392
   Deferred Income Taxes - current                  189,723              0
                                                -----------    -----------

         Total Current Assets                    13,965,372      9,092,204
                                                -----------    -----------
  Investments                                             0         12,476

  Notes Receivable Due After One Year                 8,261          9,190

  Property, Plant and Equipment - Net            26,926,402     26,089,830

  Deferred Charges                                3,231,740      2,290,973
                                                -----------    -----------

  Total Assets                                  $44,131,775    $37,494,673
                                                -----------    -----------
                                                -----------    -----------

                            CAPITALIZATION AND LIABILITIES

  Capitalization and Liabilities:
  Current Liabilities:
   Note Payable to bank                         $10,050,000    $ 7,175,000
   Long-term Debt due within one year               356,968        348,044
   Accounts Payable - Gas Purchases               2,256,538      1,226,508
   Other Current and Accrued Liabilities          3,333,455      2,338,011
                                                -----------    -----------

         Total Current Liabilities               15,996,961     11,087,563
                                                -----------    -----------

  Deferred Credits                                6,108,851      4,961,539

  Long-term Debt (less amounts due
   within one year)                               9,685,474     10,045,714


  Stockholders' Equity
   Preferred Stock                                        0              0
   Common Stock    ( 2,357,471 and
   2,321,314 shares were outstanding at March
   31, 1997 and June 30, 1996, respectively)        353,623        348,198
   Capital in Excess of Par Value                 2,932,962      2,635,540
   Retained Earnings                              9,053,905      8,416,119
                                                -----------    -----------
    Total   Stockholders' Equity                 12,340,490     11,399,857
                                                -----------    -----------

  Total Capitalization and Liabilities          $44,131,775    $37,494,673
                                                -----------    -----------
                                                -----------    -----------
  The accompanying notes are an integral part of these condensed financial statements.

                                      FORM 10-QA
                               ENERGY WEST INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      [RESTATED]

                                                           Three Months Ended          Nine Months Ended
                                                                March 31                    March 31

                                                          1997          1996            1997          1996
                                                   ---------------------------------------------------------
    Operating revenue:
     Regulated utilities                          $ 10,225,740   $ 9,752,152     $21,994,853   $19,469,916
     Nonregulated operations                         3,655,501     1,220,371       7,763,078     3,033,039
     Gas trading                                     2,040,786     1,157,509       4,417,547     3,184,483
                                                   ---------------------------------------------------------
    Total Revenue                                   15,922,027    12,130,032      34,175,478    25,687,438
                                                   ---------------------------------------------------------
    Operating Expenses
     Gas Purchased                                   9,335,727     6,519,567      19,085,015    12,764,238
     Cost of gas trading                             1,841,406       982,986       4,095,567     2,761,284
     Distribution, general and administrative        2,020,640     2,052,668       6,159,787     5,702,953
     Depreciation and Amortization                     450,127       424,023       1,377,693     1,292,188
     Other Taxes                                       170,480       195,544         501,973       506,042
                                                   ---------------------------------------------------------
              Total Operating Expenses              13,818,380    10,174,788      31,220,035    23,026,705
                                                   ---------------------------------------------------------

    Operating Income                                 2,103,647     1,955,244       2,955,443     2,660,733
    Other Income (Loss) - Net                           11,582       (17,360)        331,410       142,425
                                                   ---------------------------------------------------------

     Income Before Interest Charges & Taxes          2,115,229     1,937,884       3,286,853     2,803,158
                                                   ---------------------------------------------------------
    Interest Charges:
     Long-Term Debt                                    172,704       173,316         518,113       515,228
     Other                                             228,260       181,560         632,856       432,711
                                                   ---------------------------------------------------------

              Total Interest Charges                   400,964       354,876       1,150,969       947,939
                                                   ---------------------------------------------------------

    Net Income Before Income Taxes                   1,714,265     1,583,008       2,135,884     1,855,219
    Income Taxes                                       624,209       569,279         758,875       656,781
                                                   ---------------------------------------------------------
    Net Income                                     $ 1,090,056   $ 1,013,729     $ 1,377,009   $ 1,198,438
                                                   ---------------------------------------------------------
                                                   ---------------------------------------------------------
    Earnings Per Share of Common and
     Common Equivalent Stock:
    Earnings per Share                             $      0.46   $      0.44     $      0.59   $      0.52
                                                   ---------------------------------------------------------
                                                   ---------------------------------------------------------

    Dividends per common share                     $    0.1050   $    0.1000     $    0.3150   $    0.3000
    Weighted Average Common
    Shares Outstanding                               2,353,541     2,288,870       2,353,541     2,288,870

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-QA
                           ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   [RESTATED]


                                                       Three Months and
                                                         Year-To-Date            Three Months Ended        Six Months Ended
                                                         September 30               December 31              December 31

                                                       1996         1995         1996         1995         1996         1995
                                                 ----------------------------------------------------------------------------
                                                                                                 `
Operating revenue:
  Regulated utilities                            $2,877,380   $2,657,744   $8,891,733   $7,060,020  $11,769,113   $9,717,764
  Nonregulated operations                         1,042,755      672,412    3,064,822    1,140,256    4,107,577    1,812,668
  Gas trading                                       657,346      586,770    1,719,415    1,440,204    2,376,761    2,026,974
                                                 ----------------------------------------------------------------------------
Total Revenue                                     4,577,481    3,916,926   13,675,970    9,640,480   18,253,451   13,557,406
                                                 ----------------------------------------------------------------------------
Operating Expenses
  Gas Purchased                                   2,113,963    1,552,831    7,635,325    4,691,840    9,749,288    6,244,671
  Cost of gas trading                               588,348      507,110    1,665,813    1,271,188    2,254,161    1,778,298
  Distribution, general and administrative        2,023,135    1,863,854    2,116,012    1,786,431    4,139,147    3,650,285
  Depreciation and Amortization                     465,141      426,200      462,425      441,965      927,566      868,165
  Other Taxes                                       145,963      165,570      185,530      144,928      331,493      310,498
                                                 ----------------------------------------------------------------------------

              Total Operating Expenses            5,336,550    4,515,565   12,065,105    8,336,352   17,401,655   12,851,917
                                                 ----------------------------------------------------------------------------

Operating Income (Loss)                            (759,069)    (598,639)   1,610,865    1,304,128      851,796      705,489
Other Income (Loss) - Net                            91,402       66,223      228,426       93,562      319,828      159,786
                                                 ----------------------------------------------------------------------------
Income (Loss) before interest charges
  and income tax benefit                           (667,667)    (532,416)   1,839,291    1,397,690    1,171,624      865,275
                                                 ----------------------------------------------------------------------------

Interest Charges:
  Long-Term Debt                                    172,703      175,991      172,706      165,921      345,409      341,912
  Other                                             165,930       75,833      238,666      175,318      404,596      251,151
                                                 ----------------------------------------------------------------------------

        Total Interest Charges                      338,633      251,824      411,372      341,239      750,005      593,063
                                                 ----------------------------------------------------------------------------

Net Income (Loss) before income taxes            (1,006,300)    (784,240)   1,427,919    1,056,451      421,619      272,212
Provision for income taxes (benefit)               (373,039)    (317,103)     507,705      404,605      134,666       87,502
                                                 ----------------------------------------------------------------------------

Net Income (Loss)                                 ($633,261)   ($467,137)    $920,214     $651,846     $286,953     $184,710
                                                 ----------------------------------------------------------------------------
                                                 ----------------------------------------------------------------------------

Earnings (Loss) Per Share of Common
  and Common Equivalent Stock:
Earnings  (Loss) per share                           ($0.27)      ($0.21)       $0.39        $0.29        $0.12        $0.08
                                                 ----------------------------------------------------------------------------
                                                 ----------------------------------------------------------------------------

Dividends per common share                          $0.1050      $0.1000      $0.1050      $0.1000      $0.2100      $0.2000
Weighted Average Common
Shares Outstanding                                2,335,652    2,265,050    2,357,280    2,232,297    2,346,532    2,278,780

The accompanying notes are an integral part of these condensed financial statements.

                                      FORM 10-QA
                               ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      [RESTATED]

                                                                          MARCH               MARCH
                                                                           1997                1996
                                                                    --------------------------------
Operating Activities:
     Net Income                                                     $ 1,377,009         $ 1,198,438

   Adjustments to Reconcile Net Income to Cash Flow
    Depreciation and Amortization                                     1,610,111           1,578,477
    (Gain) Loss on Sale of Marketable Equity Securities                (100,526)                  0
    (Gain) Loss on Sale of Property, Plant & Equipment                  (18,026)             28,284
    Deferred Gain on Sale of Assets                                     (17,721)
    Investment Tax Credit - Net                                         (15,797)            (15,797)
    Deferred Income Taxes - Net                                         346,614             111,872
    Changes in Operating Assets and Liabilities                      (4,133,914)         (2,112,446)
                                                                    --------------------------------

    Net Cash Provided by (Used In) Operating Activities                (952,250)            756,060


Investing Activities:
    Construction Expenditures                                        (2,174,185)         (3,506,545)
    Collection of Long-Term Notes Receivable                                929               4,179
    Proceeds from Contributions in Aid of Construction                   98,790              32,905
    Proceeds from Sale of Marketable Equity Securities                  273,572                   0
    Proceeds from Sale of Property, Plant & Equipment                    33,297              24,089
                                                                    --------------------------------
      Net Cash Provided by (Used In) Investing Activities            (1,767,597)         (3,445,372)

Financing Activities:
    Proceeds from Notes Payable                                      24,977,000          15,255,000
    Repayment of Long-Term Debt                                        (360,240)           (405,852)
    Repayment of Notes Payable                                      (22,102,000)        (12,385,000)
    Sale of Common Stock                                                  6,922              59,295
    Dividends Paid                                                     (443,298)           (317,838)
                                                                    --------------------------------
    Net Cash Provided by (Used In) Financing Activities               2,078,384           2,205,605
                                                                    --------------------------------

    Net Increase (Decrease) in Cash and Cash Equivalents               (641,463)           (483,707)


         Cash and Cash Equivalents at Beginning of Year                 721,093             356,200
                                                                    --------------------------------

         Cash and Cash Equivalents at End of Period                     $79,630           ($127,507)
                                                                    --------------------------------
                                                                    --------------------------------

The accompanying notes are an integral part of these condensed financial statements.

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

Prior Period Adjustment

The Company has restated its previously issued fiscal 1997 Condensed Consolidated Statements of income for the three months ended September 30, 1996, the three and six months ended December 31, 1996 and the three and nine months ended March 31, 1997 to reflect the deferral of the gain on sale-leaseback of assets totalling $236,000, which occurred in June 1996. The gain is being amortized ratably into income over the initial ten-year lease term. The effect of the amortization on results of operations for the above mentioned Condensed Consolidated Statements of Income is as follows:

                                   September 30, 1996           December 31, 1996             March 31, 1997
Net Income (loss):                 three months ended           three months   six months     three months   nine months
                                   ------------------           -------------  ----------     ------------   -----------
  As previously reported               ($636,811)               $916,664       $279,853       $1,086,506     $1,366,359
  As restated                          ($633,261)               $920,214       $286,953       $1,090,056     $1,377,009

Net income per common share:
  As previously reported               ($.27)                   $.39           $.12           $.46           $.58
  As restated                          ($.27)                   $.39           $.12           $.46           $.59

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

Note 4 - Deferred Gain on Sale of Assets

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

Note 5 - Financial Instruments and Risk Management

The Company realized a gain of approximately $100,526 pre-tax on the sale of marketable equity securities in the first quarter of 1997.

Effective September 1, 1996, the Company was a party to two gas swap agreements expiring August 31, 1997, for its nonregulated operations, to hedge 4,400 MMBTU of its daily gas purchases at $1.05 per MMBTU. The index price for these two swap agreements ranged from $.88 to $2.10 per MMBTU for the time period September 1, 1996 to March 31, 1997. The index price at March 31, 1997 was
$1.30 resulting in an unrealized gain of $168,000.   These contracts represent
approximately 92% of the supply required for the Company's customers who have selected fixed price service. Also, beginning on January 1, 1997, the Company has hedged 500 MMBTU per day at $2.08 per MMBTU expiring June 30, 1998, which is 100% of the Liquid Natural Gas feedstock required for the supply of the West Yellowstone Gas operation. The index price for this swap agreement ranged from $1.39 to $4.18 per MMBTU for the time period January 1, 1997 to March 31, 1997. The index price at March 31, 1997 was $1.39 resulting in an unrealized loss of $157,000. The hedges were made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas in marketing activities.

Note 6 - Income Taxes

Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At March 31, 1997, components of the Company's deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets:
 Allowance for doubtful accounts.................................   $28,428
 Unamortized Investment Tax Credit...............................   162,343
 Contributions in Aid of Construction............................   135,743
 Deferred Gain on Sale of Assets.................................    88,829
 Other nondeductible accruals....................................   136,571
                                                                 ----------
  Total deferred tax assets......................................   551,914
                                                                 ----------

Deferred tax liabilities:
 Customer refunds payable........................................   567,056
 Property, Plant and Equipment................................... 3,008,189
 Unamortized Debt Issue Costs....................................   190,991
 Covenant Not to Compete.........................................    85,859
                                                                 ----------
  Total deferred tax liabilities................................. 3,852,095
                                                                 ----------

Net deferred tax liability.......................................$3,300,181
                                                                 ----------
                                                                 ----------

Income tax expense consists of the following:

Current income taxes (benefits):
 Federal.........................................................  $367,328
 State...........................................................    58,849
                                                                 ----------
Total current income taxes (benefits)  ..........................   426,177
                                                                 ----------
Deferred income taxes (benefits):
 Excess tax depreciation.........................................   212,271
 Excess tax (book) amortization..................................   (13,826)
 Recoverable cost of gas purchases...............................   167,801
 Regulatory Assets ..............................................   (21,029)
 Other...........................................................     3,278
                                                                 ----------
 Total deferred income taxes.....................................   348,495
                                                                 ----------
Investment tax credit, net.......................................   (15,797)
                                                                 ----------
Total income taxes (benefits)....................................  $758,875
                                                                 ----------
                                                                 ----------

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense (benefit) at statutory rates - 34%...................  $727,254
State income taxes (benefit), net of federal income taxes........    51,249
Amortization of deferred investment tax credits..................   (15,797)
Other............................................................    (3,831)
                                                                 ----------
Total income taxes (benefits)....................................  $758,875
                                                                 ----------

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

Fiscal Year
-----------
1997           $1,250,000
1998            1,510,000
1999            1,510,000
2000              810,000
2001              810,000
Thereafter      1,285,000
               ----------
Total          $7,175,000
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

Through March 31, 1997 the Company's costs incurred in evaluating this site have totalled approximately $400,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for a surcharge on customer bills in connection with the costs associated with evaluation of the site. As of March 31, 1997 the surcharge had generated approximately $400,000. The Commission's order calls for ongoing review by the Commission of the costs incurred for this matter by periodic approvals of the costs incurred for this matter.

LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part II- Other Information, Item 1., the adverse outcome of which individually or in the aggregate, in the Company's view, would have a material adverse effect on the Company's results of operations, financial position or liquidity.

    Note 8 - Operating Revenues and Expenses,

    Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:


                                                   THREE MONTHS                        NINE MONTHS
                                                   ------------                        -----------
                                                      ENDED                               ENDED
                                                      -----                               -----
                                                     MARCH 31                            MARCH 31
                                                     --------                            --------
                                               1997            1996                1997           1996
                                               ----            ----                ----           ----
Operating Revenues:
Regulated utilities                       $10,225,740    $ 9,752,152         $21,994,853    $19,469,916
Non-regulated operations                     3,655,501      1,220,371           7,763,078      3,033,039
Gas trading                                  2,040,786      1,157,509           4,417,547      3,184,483
                                           -----------    -----------         -----------    -----------
                                           $15,922,027    $12,130,032         $34,175,478    $25,687,438
                                           -----------    -----------         -----------    -----------
                                           -----------    -----------         -----------    -----------

Operating Expenses:
 Gas Purchased:
Regulated                                  $ 6,512,236    $ 6,007,311         $13,304,619    $11,324,248
Non-regulated                                2,823,491        512,256           5,780,396      1,439,990
Cost of gas trading                          1,841,406        982,986           4,095,567      2,761,284
                                           -----------    -----------         -----------    -----------
                                           $11,177,133    $ 7,502,553         $23,180,582    $15,525,522
                                           -----------    -----------         -----------    -----------
                                           -----------    -----------         -----------    -----------

Distribution, general and administrative:
Regulated                                  $ 1,470,698    $ 1,560,305         $ 4,601,642    $4,402,144
Non-regulated                                  409,233        343,871           1,191,193        979,467
                                           -----------    -----------         -----------    -----------
                                           $ 1,879,931    $ 1,904,176         $ 5,792,835    $ 5,381,611
                                           -----------    -----------         -----------    -----------
                                           -----------    -----------         -----------    -----------

Maintenance:
Regulated                                  $   118,843    $   130,587         $   295,843    $   270,706
Non-regulated                                   21,866         17,905              71,109         50,636
                                           -----------    -----------         -----------    -----------

                                           $   140,709    $   148,492         $   366,952    $   321,342
                                           -----------    -----------         -----------    -----------
                                           -----------    -----------         -----------    -----------

Depreciation and amortization:
Regulated                                  $   372,832    $   325,483         $ 1,122,726    $ 1,004,456
Non-regulated                                   77,295        98,540              254,967        287,732
                                           -----------    -----------         -----------    -----------
                                           $   450,127    $   424,023         $ 1,377,693    $ 1,292,188
                                           -----------    -----------         -----------    -----------
                                           -----------    -----------         -----------    -----------

Taxes other than income:
Regulated                                  $   143,760    $   168,489         $   417,646    $   400,352
Non-regulated                                   26,720         27,055              84,327        105,690
                                           -----------    -----------         -----------    -----------
                                           $   170,480    $   195,544         $   501,973       $506,042
                                           -----------    -----------         -----------    -----------
                                           -----------    -----------         -----------    -----------

Income taxes:
Regulated                                  $   430,087    $   432,546         $   448,134       $446,921
Non-regulated                                 194,122         136,733             310,741        209,860
                                           -----------    -----------         -----------    -----------
                                           $   624,209    $   569,279         $   758,875       $656,781
                                           -----------    -----------         -----------    -----------
                                           -----------    -----------         -----------    -----------


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

The Company used net cash in operating activities for the nine months ended March 31, 1997 was $952,250 as compared to net cash provided by operating activities of $756,060 for the nine months ended March 31, 1996. This increase in cash used in operating activities of approximately $1,700,000 was primarily due to higher working capital requirements of approximately $2,000,000 due to the following: 1] increased purchases of natural gas inventory of approximately $2,500,000, 2] an increase in utility unrecovered gas costs of approximately $375,000 due to higher than anticipated gas commodity prices, 3] higher accounts receivable of approximately $527,000 due to increased natural gas and propane sales, partially offset by an increase in accounts payable of approximately $778,000, primarily due to increased gas purchases and reduced prepaid items of approximately $620,000, primarily related to a $500,000 prepaid gas contract commitment made in fiscal 1996. Higher net income of approximately $179,000 and higher deferred income taxes of approximately $234,000 reduced cash used in operating activities, offset partially by the gain on sale of marketable equity securities of approximately $100,000.

Cash used in investing activities was approximately $1,768,000 for the nine months ended March 31, 1997, as compared to approximately $3,400,000 for the nine months ended March 31, 1996, a decrease of approximately $1,600,000 primarily due to lower construction expenditures for capital projects of approximately $1,300,000 and the proceeds from the sale of marketable equity securities of approximately $274,000. Cash provided by financing activities was approximately $2,100,000 for the nine months ended March 31, 1997, as compared to approximately $2,200,000 for the nine months ended March 31, 1996. The decrease in cash provided by financing activities resulted primarily from an increase in dividends paid of approximately $125,000, partially offset by reduced principal payments on long-term debt and reduced sale of common stock through the Company's Dividend Reinvestment Plan and the Company's Incentive Stock Option Plan.

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

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THIRD QUARTER OF FISCAL 1997 ENDED MARCH 31, 1997 AND THIRD QUARTER OF FISCAL 1996 ENDED MARCH 31, 1996

The Company's net income for the third quarter ended March 31, 1997 was $1,090,056 compared to $1,013,729 for the quarter ended March 31, 1996. The increased net income in the third quarter of fiscal 1997 was due primarily to an increase in gross margins from propane sales in the Company's non-regulated operations, offset by increases in short-term interest costs and depreciation costs, due to capital additions.

UTILITY OPERATIONS -

Utility operating revenues in the third quarter of fiscal 1997 were approximately $10,225,000 compared to $9,750,000 for the third quarter of
fiscal 1996.   Gross Margin, which is defined as operating revenues less gas purchased, was approximately $3,700,000 for the third quarter of fiscal 1997, approximately the same as the gross margin for the third quarter of fiscal 1996. Utility operating revenues were up for this quarter primarily due to a gas tracker increase in the Cody division, which does not increase margins. Operating income, which is defined as operating revenues less gas purchased, distribution, general, administrative, maintenance, depreciation, amortization and taxes other than income, increased approximately 3% or $53,000 from fiscal 1996 and was approximately $1,607,000 for the third quarter of fiscal 1997 compared to operating income of approximately $1,560,000. This increase in operating income was due to lower distribution, general, administrative and maintenance expenses and taxes other than income this quarter, primarily due to more payroll, payroll taxes and expenses capitalized to increased construction of utility projects, from the same quarter one year ago.

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

NON-REGULATED OPERATIONS -

Non-regulated operating revenues for the third quarter ended March 31, 1997 were approximately $5,696,000 compared to $2,378,000 for the third quarter of fiscal 1996. Non-regulated operating revenues for fiscal 1997 consisted of $3,630,000 for Rocky Mountain Fuels, $2,042,000 for Energy West Resources, Inc. and $24,000 for Montana Sun, Inc. Operating income, which is defined as operating revenues less gas purchased, distribution, general, administrative, maintenance, depreciation, amortization and taxes other than income, increased approximately 26% or $103,000 from fiscal 1996 and was approximately $497,000 for the third quarter of fiscal 1997 compared to operating income of approximately $394,000. Operating income for the third quarter of fiscal 1997 was up $84,000 in Rocky Mountain Fuels due to increased wholesale propane sales margins, offset by higher general, administrative and maintenance expenses and operating income in Energy West Resources, Inc. was up approximately $21,000, due to higher gas marketing margins because of decreased natural gas prices for purchases and lower amortization costs.

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

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1997 AND NINE MONTHS ENDED MARCH 31, 1996

The Company's net income for the first nine months ended March 31, 1997 was $1,377,009 compared to $1,198,438 for the nine months ended March 31, 1996. The increase in net income in the first nine months of 1997 was due primarily to an increase in gross margins from natural gas and propane sales due to an interim rate increase effective November, 1996 approved by the Montana Public Service Commission in a rate relief filing by the Great Falls division and colder weather than one year ago, as well as a one time pre-tax capital gain of $100,526 and approximately $63,000 after-tax on the sale of marketable equity securities, offset by increases in short-term interest costs and depreciation costs relating to capital additions and an increase in distribution, general, administrative and maintenance expenses due to inflation and less salaries being capitalized to major projects, than was the case one year ago (see below under utility operations and non-regulated operations).

UTILITY OPERATIONS -

Utility operating revenues in the first nine months of fiscal 1997 were approximately $22,000,000 compared to approximately $19,000,000 for the first nine months of fiscal 1996. Operating income increased approximately 9% or $184,000 from fiscal 1996 and was approximately $2,252,000 for the first nine months of fiscal 1997 compared to operating income of approximately $2,068,000. This increase in operating income was primarily due to higher gross margins of approximately 7% or $544,000, partially offset by higher utility operating expenses and taxes other than income of approximately $243,000, due to normal inflationary trends and less payroll, payroll taxes and other expenses capitalized to projects and higher depreciation and amortization expenses of approximately $119,000, due to additions to utility plant. Gross Margin, which is defined as operating revenues less gas purchased, was approximately $8,700,000 for the first nine months of fiscal 1997 compared to gross margin of approximately $8,146,000 for the first nine months of fiscal 1996. Gross margins increased 7% because of higher margins from natural gas sales in the Great Falls and Cody divisions and in the West Yellowstone area and higher margins from propane vapor sales in the Broken Bow division, due to colder weather than one year ago and customer growth in all utility operations, as well as a 1.86% interim rate increase in the Great Falls division, effective November 4, 1996, which contributed to increased margins by approximately $112,000.

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

NON-REGULATED OPERATIONS -

Non-regulated operating revenues for the first nine months ended March 31, 1997 were approximately $12,181,000 compared to $6,217,522 for the first nine months of fiscal 1996. Non-regulated operating revenues for fiscal 1997 consisted of $7,648,000 for Rocky Mountain Fuels, $4,460,000 for Energy West Resources, Inc. and $73,000 for Montana Sun, Inc. Operating income, which is defined as operating revenues less gas purchased, distribution, general, administrative, maintenance, depreciation, amortization and taxes other than income, increased approximately 18% or $106,000 from fiscal 1996 and was approximately $706,000 for the first nine months of fiscal 1997 compared to operating income of approximately $600,000. Operating income for the first nine months of fiscal 1997 was up $240,000 in Rocky Mountain Fuels due to increased wholesale propane sales margins, offset by higher general, administrative and maintenance expenses. This increase in operating income was partially offset by lower operating income in Energy West Resources, Inc. of approximately $132,000, due to lower gas marketing margins because of increased natural gas prices for purchases.

ROCKY MOUNTAIN FUELS -

For the nine months ended March 31, 1997, RMF generated net income of approximately $242,000 compared to net income of $125,000 for the nine months ended March 31, 1996. Approximately $163,000 of RMF's net income for the first nine months of fiscal 1997 was attributable to the Wyo L-P Gas division in Wyoming, $103,000 to the Petrogas division in Arizona, with the balance of ($23,000) net loss attributable to Missouri River Propane in Montana. RMF's gross margins increased approximately 27%, or $329,000, for the nine months ended March 31, 1997 compared to the same period last year, primarily due to increased wholesale propane sales in the Wyo L-P Gas division in Wyoming. Margins this nine month period increased in the Wyo L-P division approximately $329,000 for wholesale propane sales, due to customer growth and colder weather and decreased approximately $23,000, or 3%, for retail propane sales due to higher propane prices and competitive market conditions, while margins in the Petrogas division in Arizona increased from a year ago by approximately $100,000, or 27%, due to customer growth and weather, while Missouri River Propane in Montana margins increased from a year ago by approximately $12,000, or 24%, due to weather and customer growth. RMF experienced higher operating expenses, due to normal inflationary trends experienced and increased use of staff, due to customer growth, as well as higher short-term interest costs due to expansion of plant in Montana and Wyoming, which was financed by short-term debt. State and federal income taxes increased to approximately $142,000 for this nine month period from $64,000 due to higher pre-tax income in Rocky Mountain Fuels, Inc. this year of approximately $190,000.

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

                                      FORM 10-Q

                             Part II - Other Information

ITEM 1.       LEGAL PROCEEDINGS

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

On December 20, 1996, an action was filed against the Company by Randy Hynes and Melissa Hynes in Federal District Court in Wyoming. The action arises from a natural gas explosion involving a four-plex apartment building which was damaged after natural gas from a gas line leaked into the building on February 3, 1996 (which was not serviced by natural gas). The plaintiffs, who were tenants in the building, sustained burns and other injuries as well as property damage. The plaintiffs allege that the Company was negligent in that it failed to maintain the natural gas line consistent with its duty to do so and failed to properly odorize the gas which caused the explosion. The action also asserts claims of product liability, willful and wanton conduct and breach of warranty. The plaintiffs are seeking damages for personal injury, pain and suffering, emotional distress, loss of earnings, medical expenses, physical disability and property damage as well as punitive damages. A dollar amount has not been set forth in the pleadings. The Company denies responsibility for the damages and is vigorously contesting the matter. The Company believes the gas leak resulted from damage caused to the pipeline by an unknown third party. Discovery is proceeding at this time. A trial has been scheduled for the fall of 1997.

A similar lawsuit involving the same explosion was filed by five other plaintiffs Wyoming District court, Park County, Wyoming on April 3, 1997. The allegations are substantially the same as the allegations in the Federal District Court case. The Company has filed an answer denying liability and is contesting the matter vigorously. Only limited discovery has occurred to date. The plaintiffs, Heidi Woodward, et al., were also tenants in the apartment building.

On October 24, 1996, an action was filed against the Company by Colten and Julie White and their three children in Superior Court in Gila County, Arizona. The action arises from an explosion that occurred on May 3, 1995 in the plaintiffs' new home which was serviced by the Company's propane business. The explosion occurred in the course of the plaintiffs' attempt to light their appliances for the first time. The plaintiffs sustained injuries and property damage in the explosion and the fire that occurred after the explosion. The claims are for personal injury, mental suffering and anguish, medical expenses, lost income, property damages and punitive damages. Plaintiffs' claims are based on a strict liability claim that the propane was defective, breach of warranty in that the propane was not fit for the purpose for which it was intended and negligence for failure to assure that the propane was properly odorized. The dollar value of the claims has not been set forth in the pleadings of the plaintiffs.

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

                                      FORM 10-Q

Item 2.  Changes in Securities

     Effective as of January 4, 1997 the Company issued 8,111.5857 shares of Common Stock to Ian B. Davidson ("Davidson"), a director of the Company, and
101.7134 shares of Common Stock to William Quast ("Quast") an officer of the Company, and 26.2101 shares of Common Stock to Quast in joint tenancy with his wife, all at a price of $8.375 per share. Such shares were issued to Davidson and Quast in consideration of the reinvestment of their quarterly dividend for the quarter ended December 31, 1996. Such reinvestment was made outside of the Company's dividend reinvestment plan ("DRIP") but otherwise on the same terms as shares issued to participants in the DRIP. Thus, the price per share was determined according to the method used under the DRIP, pursuant to which the price of shares purchased is 100% of the "average price" for such shares determined by averaging the high and low sales prices as reported on the Nasdaq Stock Market on such dividend payment date. The shares were issued to Davidson and Quast in a sale not involving any public offering in accordance with Section 4(2) of the Securities Act of 1933, as amended, and are subject to restrictions on resale and transfer in accordance with applicable securities laws.

Item 3.  Defaults upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -  Not Applicable

Item 5.  Other Information

Recent Event

     On June 23, 1997 the Company announced that it had entered into a memorandum of understanding ("MOU") with Avista Energy, a subsidiary of Washington Water Power, regarding a joint marketing venture relating to the creation of a direct access, retail electric power marketing business in the state of Montana. The Company is in the process of negotiating a definitive agreement consistent with the terms of the MOU. If no such definitive agreement has been reached and executed by December 31, 1997, then either party may terminate the MOU. In addition, absent the execution of such an agreement, the MOU will not bind either party.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits (See Exhibit Index on Page E-1)

         B. No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                    EXHIBIT INDEX


3.1 Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K/A1 for the fiscal year ended June 30, 1996, File No. 0-14183).

3.2 Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K/A1 for the fiscal year ended June 30, 1996, File No. 0-14183).

4.1 Loan Agreement, dated as of September 1, 1992, relating to the Company's Series 1992A and Series 1992B Industrial Development Revenue Bonds (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-2, File No. 33-62680).

4.2 Form of Indenture (including form of Note) relating to the Company's Series 1993 Notes (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2, File No. 33-62680).

10.1 Credit Agreement dated as of February 12, 1997, by and between the Company and First Bank Montana, National Association (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K/A1, File
     No. 0-14183).

10.2 Second Amendment, dated April 14, 1997, to Credit Agreement dated as of January 18, 1995, by and between the Company and Norwest Bank Montana, National Association (filed herewith).

10.3 Promissory Note, dated April 14, 1997, issued to Norwest Bank Montana, National Association (filed herewith).

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  /s/Larry D. Geske
  _______________________________
  Larry D. Geske, President and
   Chief Executive Officer


Dated July 8, 1997

  /s/  William J. Quast
  __________________________________
  William J. Quast, Vice-President, Treasurer,
   Controller and Assistant Secretary