Form 10-K
period 1997-06-30
ENERGY WEST INC
filed 1997-09-26
CIK 43350

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the
registrant as of September 3,  1997:   Common Stock, $.15 Par Value -
$12,920,951
The number of shares outstanding of the issuer's classes of common stock as of September 3, 1997: Common Stock, $.15 Par Value - 2,362,516 shares

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held November 20, 1997 are incorporated by reference into Part III.

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

    The Company conducts certain non-regulated non-utility operations through its three wholly-owned subsidiaries, Rocky Mountain Fuels, Inc. ("RMF"), Energy West Resources, Inc. ("EWR"), and Montana Sun, Inc. ("Montana Sun"). RMF is engaged in the distribution of bulk propane in Northwestern Wyoming, the Payson, Arizona area and the Cascade, Montana area. EWR is involved in gas storage and the marketing of gas in Montana. Montana Sun owns two real estate properties in Great Falls, Montana.

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

GREAT FALLS DIVISION

         The Great Falls division provides natural gas service to Great Falls, Montana and much of suburban Great Falls within approximately 11 miles of the city limits. The service area has a population base of approximately 65,000. The Company has a franchise to distribute natural gas within the city of Great Falls. The franchise was renewed for 50 years by the city of Great Falls in 1971. As of June 30, 1996, the Great Falls division provided service to over 25,000 customers, including approximately 22,000 residential customers, approximately 3,000 commercial customers, an oil refinery and Malmstrom Air Force Base ("Malmstrom") through transportation agreements.

The following table shows the Great Falls division's revenues by customer class for the year ended June 30, 1997 and the past two fiscal years:

                                                Gas Revenues
                                               (in thousands)

                                            Years Ended June 30,
                                            --------------------
                                       1997         1996        1995
                                       ----         ----        ----

Residential.................          $9,267       $8,648      $8,996
Commercial..................           6,631        6,146       6,350
Malmstrom...................               0            0       1,393
Transportation..............             431          468          73
                                       -----        -----       -----
                                     $16,329      $15,262     $16,812
                                     -------      -------     -------
                                     -------      -------     -------
    Total...............

    The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Great Falls division for the year ended June 30, 1997 and the past two fiscal years:

                                                Gas Volumes
                                                   (Mmcf)
                                            Years Ended June 30,
                                            --------------------
                                       1997         1996        1995
                                       ----         ----        ----

Residential.................           2,614        2,540       2,297
Commercial..................           1,881        1,822       1,646
Malmstrom....................              0            0         464
                                       -----        -----       -----
                                       4,495        4,362       4,407
                                       -----        -----       ------
                                       -----        -----       ------
    Total Gas Sales.......

Transportation                         1,171        1,294         714
                                       -----        -----        -----
                                       -----        -----        -----

    Malmstrom, now a transportation customer, the Great Falls division's largest customer, accounted for approximately 2% of the revenues of the division. Including revenues received by EWR, Malmstrom accounted for approximately 3% of the consolidated revenues of the Company in fiscal 1997. On July 1, 1995, Malmstrom became a transport customer of the Great Falls division, purchasing its gas load from EWR, a wholly-owned subsidiary of ENERGY WEST INCORPORATED. The Great Falls division experienced no loss of margin in fiscal 1997 and 1996 as a result of this contract. Malmstrom purchases gas for space heating and water heating for buildings and residential housing, to supplement its coal-fired central heating system. Malmstrom, which is located near Great Falls, is an air force base with several wings of intercontinental nuclear missiles. The base employed approximately 4,400 military personnel and 550 civilian personnel as of June 30, 1997.

    Beginning in three years, Malmstrom has been selected as the site where 13 of 15 test flight of NASA's X-33 space shuttle will land during 1999. No assurance can be given as to the future level of activity at Malmstrom.

    The Great Falls division's other transport customer is an oil refinery located in the city. The Company provides gas to the customer for processing use in its refining business. In fiscal 1997, the refinery accounted for less than 1% of the consolidated revenues of the Company. Historically, this customer's gas load has remained relatively constant during the year because the gas is used in the customer's business and is therefore not weather-sensitive. On June 1, 1993, the refinery became a transport customer of the Great Falls division, purchasing its gas load from EWR, a wholly-owned subsidiary of ENERGY WEST INCORPORATED. The Great Falls division has not experienced a loss of margin as a result of this contract.

    In July, 1996 it was announced that a $20 million pasta plant will be built in Great Falls. Construction is now complete and it is estimated, that the pasta plant will use approximately 60,000 Mcf/year of natural gas.

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

    In June, 1996, the Great Falls division filed a rate adjustment application with the MPSC of approximately $386,000, to recover increased gas supply costs, as part of an annual filing made by the Great Falls division to balance gas supply costs against gas revenues. This filing does not increase the Great Falls division's margins. On November 8, 1996, the MPSC granted interim relief of approximately $386,000.

    On July 8, 1996, the Great Falls division filed a general rate increase with the MPSC, which reflects increased operating, maintenance and depreciation costs as well as a change in the cost of capital. The Great Falls division applied for and received interim relief on November 8, 1996 of approximately $274,000 to cover increases in operating costs and taxes. The MPSC issued a final order on April 7, 1997, which granted the Great Falls division approximately $386,000 to reflect the gas tracking increase to recover wholesale gas costs and approximately $295,000 for operating costs and taxes, an increase of $20,000 from the interim, due to the allowance of an overall rate of return increase.

    Historically, the Great Falls division has purchased all of its gas from Montana Power Company ("MPC"), a publicly owned electric and gas utility serving much of Montana. In 1991 the MPSC ordered MPC to become an open access transporter of natural gas over a phase-in period ending on August 31, 1993. Since the 1991 order, the Company has been able to purchase gas from sources other than MPC and transport supplies on MPC's system. The Company has increased its gas purchases from suppliers other than MPC, as open access transportation has been phased in. The Great Falls division, as of June 30, 1996, purchases approximately forty percent of its gas from a Canadian producer under a long-term contract expiring in 2007, and approximately twenty percent of its gas from three Montana producers under long-term contracts expiring between 1998 and 2002 and fifteen percent of its gas from short-term contracts with Montana producers. The division also makes spot market purchases from time to time to fill its storage capacity in the spring and summer.

    The price of gas under the contract with the Canadian producer is negotiated annually between the parties. The prices of gas under two of the contracts with independent producers are fixed prices and the other contract can be negotiated bi-annually by either party. Gas purchased from the division's suppliers is transported through pipelines owned by MPC and is delivered to the division's distribution system at two city gates. The Company pays transportation tariffs to MPC at rates approved by the MPSC.

    The Great Falls division contracts for gas storage from MPC in MPC-owned gas storage areas and pays storage tariffs at rates approved by the MPSC. The division uses this storage capacity to provide for seasonal peaking needs and to take advantage of lower priced gas generally available during the summer months.

    During fiscal 1996, the Company was a party to gas financial swap agreements for its regulated operations, including the Great Falls and Cody divisions. Under these agreements, the Company is required to pay the counterparty (an entity making a market in gas futures) a cash settlement equal to the excess of the stated index price over an agreed upon fixed price for gas purchases. The Company receives cash from the counterparty when the stated index price falls below the fixed price. These swap agreements are made to minimize exposure to gas price fluctuations. Any cash settlements or receipts are included in gas purchased.

CODY DIVISION

    The Cody division provides natural gas service in Northwestern Wyoming to the city of Cody and the towns of Meeteetse and Ralston and the surrounding areas. The service area has a population base of approximately 12,000. The Cody division has a certificate of public convenience and necessity granted by the Wyoming Public Service Commission (the "WPSC") for gas purchasing, transportation and distribution covering the west side of the Big Horn Basin, which stretches approximately 70 miles north and south and 40 miles east and west from Cody. As of June 30, 1997, the Cody division provided service to approximately 5,400 customers, including 4,600 residential customers, 800 commercial customers and one industrial customer. The division also provides transportation service to two customers.

    The following table shows the Cody division's revenues by customer class for the year ended June 30, 1997 and the past two fiscal years:

                                                Gas Revenues
                                               (in thousands)

                                            Years Ended June 30,
                                            --------------------
                                       1997         1996        1995
                                       ----         ----        ----

Residential.................          $2,669       $2,353      $2,176
Commercial..................           2,242        1,922       1,887
Industrial..................           1,819        1,360       1,375
Transportation..............             304          305         172
                                        ------      -----       -----

    Total.................            $7,034       $5,940      $5,610
                                      ------       ------      ------
                                      ------       ------      ------

    The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Cody division for the year ended June 30, 1997 and the past two fiscal years:


                                                Gas Volumes
                                                   (Mmcf)

                                            Years Ended June 30,
                                            --------------------

                                       1997         1996        1995
                                       ----         ----        ----
Residential..................           541         536          486
Commercial...................           573         565          539
Industrial...................           636         552          517
                                        ---         ---          ---

    Total Gas Sales.......            1,750       1,653        1,542
                                      -----       -----        -----
                                      -----       -----        -----
Transportation                          295         642        1,484
                                        ---         ---        -----
                                        ---         ---        -----

    The industrial sale in the Cody division is to Celotex, a manufacturer of gypsum wallboard, under a long-term contract expiring in 2000. Sales to the customer are made pursuant to a special industrial customer tariff which fluctuates with the cost of gas. In fiscal 1997 this customer accounted for approximately 26% of the revenues of the division and approximately 5% of the consolidated revenues of the Company. The division's sales to Celotex, whose business is cyclical and dependent on the level of national housing starts, increased by 15% over previous year's volumes. Celotex and its parent company Jim Walters Corporation, have been operating under Chapter 11 bankruptcy since October, 1990. The bankruptcy stems from potential asbestos claims. Approximately $132,000 was due the Cody division prior to the bankruptcy filing. During 1995 the division increased its allowance for uncollectible accounts to $52,000. On July 12, 1996, a joint Plan of Reorganization was filed by Celotex. The Bankruptcy Court held a confirmation hearing on the Plans beginning on October 7, 1996. A settlement was reached and on June 20, 1997, the Cody division received 90% of the amount due or approximately $118,000. The effect of the settlement was to decrease bad debt expense by approximately $39,000, which increased the Cody division and consolidated earnings by approximately $26,000 for fiscal 1997. No assurance can be given that Celotex will continue to be a significant customer of the Cody division.

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

    The division's revenues are generated under regulated tariffs that are designed to recover a base cost of gas, administrative and operating expenses and provide sufficient return to cover interest and profit. The division also services customers under separate contract rates that were individually approved by the WPSC. The division's tariffs include a purchased gas adjustment clause which allows an adjustment of rates charged to customers in order to recover changes in gas costs from base gas costs. A Wyoming statute permitted the WPSC to allow gas utilities to retain 10% of its cost of gas savings over a base period level through fiscal 1996. In fiscal 1996 this gas cost incentive improved gross margin for the division by approximately $139,000. The amount of gas cost incentive if any, fluctuates with the market price of natural gas. In fiscal 1997, the WPSC lowered the target amount in the gas cost incentive and the Cody division currently does not earn an incentive on its gas costs.

    The Cody division's last general rate order was effective in 1989. The Company does not contemplate filing an application for a general rate increase for the division in the foreseeable future. The division's allowed return on common equity on normalized earnings, calculated in accordance with the WPSC order, has been 13.01% since the last general rate order.

    In January, 1997 the Cody division received a 19% increase in rates as a rate adjustment filed with the WPSC, to recover increased gas supply costs. This rate increase does not increase the Cody division's margins.

    The Cody division has a five-year agreement, expiring in 1999, with Interenergy Corporation, a regional aggregator, producer and marketer of gas, to supply natural gas to the division. The contract has been renewed and renegotiated annually since 1989. The contract requires Interenergy to deliver gas to various points on the division's transmission system. Most of the gas purchased by the division is transported on the division's own transportation system and the balance is transported on Interenergy's transportation system. The division also has several small supply contracts with small producers in the Cody transportation network. (The division's service area is located in a gas producing region.) In addition, the division has a backup contract to purchase natural gas from Coastal Gas Marketing, but has never purchased gas under this contract.


BROKEN BOW DIVISION

    The Broken Bow division is involved in the regulated distribution of propane in the Payson, Arizona area. The division was formed following the Company's acquisition of Broken Bow Gas's underground propane vapor distribution system in January 1993. The acquisition was effective as of November 1, 1992. The service area of the Broken Bow division includes approximately 575 square miles and has a population base of approximately 30,000. As of June 30, 1997, the Broken Bow division provided service to approximately 4,400 customers, including approximately 3,800 residential customers and approximately 600 commercial customers.

    The Broken Bow division's operations are subject to regulation by the Arizona Corporation Commission, which regulates rates, adequacy of service, issuance of securities and other matters. The Broken Bow division's properties include approximately 100 miles of underground distribution pipeline and an office building leased from a third party. The division purchases its propane supplies from Petrogas under terms reviewed periodically by the Arizona Corporation Commission.

    In September, 1996, the Broken Bow division filed a general rate increase with the Arizona Corporation Commission, which reflects increased operating, maintenance and depreciation costs as well as a change in the cost of capital. On August 29, 1997, the Arizona Corporation Commission approved a rate increase of $390,000 effective October 1, 1997.

NON-UTILITY OPERATIONS

    The Company conducts its non-utility operations through its three wholly-owned subsidiaries: RMF, EWR and Montana Sun. RMF is engaged in the bulk sale of propane through its three divisions: Wyo L-P, which serves Northwestern Wyoming and Cooke City, Montana, Petrogas, which serves the Payson, Arizona area and Missouri River Propane, which sells bulk propane in the Cascade area, immediately southwest of Great Falls, Montana. RMF acquired assets and operations comprising its Wyo L-P divisions through acquisitions of existing propane distribution businesses in August 1991 and May 1992. RMF acquired the assets and operations of its Petrogas division through an acquisition of an existing propane distribution business in January 1993. The aggregate purchase price for RMF's acquisitions were approximately $2.79 million. RMF had approximately 3,900 customers as of June 30, 1997, of which the Wyo L-P division had approximately 2,500 customers and the Petrogas division and Missouri River Propane had approximately 1,400 customers. RMF purchases propane from various suppliers under short-term contracts and on the spot market, and sells propane to residential and commercial customers, primarily for use in space heating and cooking. Petrogas also supplies propane to the Broken Bow division, while Missouri River Propane supplies propane to Cascade Gas, an underground propane-vapor system serving the city of Cascade, Montana and the Hardy Creek area located southwest of Cascade through a satellite tank system. For the twelve months ended June 30, 1997, RMF's revenues (excluding approximately $1,874,000 sales by Wyo L-P Gas Wholesale to Petrogas and Missouri River Propane, $1,677,000 sales by Petrogas to the Broken Bow division and approximately $141,000 sales by Missouri River Propane to Cascade Gas Company, an operating district of the Great Falls division) were approximately $5,313,000, of which approximately $4,268,000 was attributable to the Wyo L-P division, $937,000 was attributable to the Petrogas division and the balance attributable to the Missouri River Propane division.

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

    On August 1, 1997, the Company entered into a take or pay propane contract which expires July 31, 1998. The contract generally required the Company to purchase all propane quantities produced by a propane producer in Wyoming (approximately 200,000 gallons per month) tied to the Worland, Wyoming spot price.

    RMF faces competition from other propane distributors and suppliers of the same fuels that compete with natural gas. Competition is based primarily on price and there is a high degree of competition with other propane distributors in the service areas.

    EWR was involved in a small amount of oil and gas development and the marketing of gas in Montana and Wyoming. EWR had varying working interests in four oil and nine gas producing properties. Those properties were sold in fiscal 1997, with no appreciable or significant gain. Volumes of oil and gas produced were not significant and did not result in significant net income in fiscal 1997. The Company believes that the ordering of MPC to provide open access on its gas transportation system in Montana presents an opportunity for EWR to do business as a broker of natural gas using the MPC and other systems. EWR presently has ten customers for those services, plus several units of the State of Montana. EWR has an underground storage facility near Havre, Montana, which allows more flexibility in the timing of its gas purchases.

    For the fiscal year ended June 30, 1997, the Company is a party to three gas hedge agreements for nonregulated operations. These agreements represent approximately 95% of the supply required for those operations. The hedges were made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas.


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

CAPITAL EXPENDITURES

    The Company generally conducts a continuing construction program and is continuing expansion of its gas pipeline in areas around metropolitan Great Falls as well as an underground propane-vapor system in the town of Cascade, Montana, southwest of Great Falls. In the Cody division, expansion of the gas system in that area was completed and in the Broken Bow division, construction is still being completed, as a result of growth. The Company has completed construction of a natural gas system in West Yellowstone, Montana started in May of 1994. West Yellowstone Gas Company transports liquefied natural gas from southwestern Wyoming for revaporization into the system; operations started in May of 1995. The Great Falls division has also added an underground propane vapor system to service customers in the Hardy area, 30 miles southwest of Great Falls, Montana. In fiscal years 1997, 1996 and 1995, total capital expenditures were $3,207,200, $4,590,608 and $4,705,868 respectively.

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

    The Company had approximately 143 employees as of June 30, 1997, of which 131 were full-time. Twenty-four of the employees were with the Cody division, 23 employees were with RMF and 17 were with the Broken Bow division. The other 79 employees were with the Great Falls division, including Cascade Gas and West Yellowstone Gas and at corporate headquarters. Approximately 13 full-time and 3 seasonal hourly employees in the Great Falls division are represented by two collective bargaining units, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the USA and the Construction and General Laborer's Union. The Company's two labor contracts were renegotiated through April 30, 2000. The Company considers its relationship with its employees to be satisfactory.

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

    The Company has management and employee incentive programs tied to bottom-line performance of the corporation. Officers and management, down to first-line supervisors, participate in a pay-for-performance program. If the Company meets a minimum earnings per share for the consolidated corporation for 25% and a minimum rank on the comparison of utilities published by Edward D. Jones & Co. for an additional 25% funding and individual divisions meet their allocated consolidated earnings per share for the other 50%, or in the case of senior officers and corporate staff the corporation meets a minimum rank on the comparison of utilities published by Edward D. Jones & Co. for the other 50%; then the incentive pool is triggered; then whether the incentive is actually earned depends on whether the individuals in the program achieve individual specific performance objectives set at the beginning of the year. Incentives vary from .8% on up of base wages. The Company is in the process of changing the incentive program effective for fiscal 1998, which will be based on new performance criteria. All officers and eligible employees participate in the Company's Employee Stock Ownership Plan, in which payout is based on pre-tax earnings of the Company and approved by the Board each year.

    The Company has implemented a deferred compensation plan for directors, which allows a director to defer directors' fees and incentive awards until such time as the director ceases to be a director of the Company by retirement or otherwise. The plan provides an incentive compensation based on the total fees earned by each Director for that year multiplied by the highest percentage incentive award for that year to any employee under the Company's management incentive compensation plan, which in fiscal 1997 was 48.33%. Fees (either cash or stock) and incentive compensation (stock only) can be received either currently, as they are earned, or on a deferred basis. Elections to defer receipts are subject to timing requirements. The deferred compensation plan for directors was approved by the shareholders at the Annual Shareholders Meeting of Energy West, Incorporated November 21, 1996.

PART I
Item 2. - PROPERTIES

The Company owns all of its properties in Great Falls, including an office building, a service and operating center, regulating stations and its distribution system. In Wyoming, the Company owns its distribution system, including 167 miles of transmission pipeline. Office and service buildings for the Cody division are leased under long-term leases. RMF owns buildings, propane tanks and related metering and regulating equipment for the Wyoming and Arizona propane distribution operations. The Company owns mains and service lines for the Broken Bow division's propane vapor distribution operation in Payson, Arizona. In June, 1996, Petrogas a division of RMF sold its land and office and warehouse buildings in Payson, Arizona to an outside party and signed a lease agreement with the same party for a period of ten (10) years, with a provision of extension of the lease for two successive five (5) year periods. RMF does not have an option to repurchase the real property. However, should the lessor have a bona fide third-party offer, the Company has the right of first refusal to buy the land and buildings under the same terms and conditions offerred.

ENVIRONMENTAL MATTERS

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center for the Company where certain equipment and materials owned by the Company are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission of a report to the Montana Department of Environmental Quality (MDEQ), formerly known as the Montana Department of Health and Environmental Sciences (MDHES), in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to MDEQ. The Company's environmental consultant filed the report with the MDEQ on June 11, 1997. The MDEQ is evaluating the report and after completion of its review will provide for public comment related to the remediation plan. Once the comment period has lapsed and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation can begin by the fall of 1998.

At June 30, 1997 the costs incurred in evaluating this site have totalled approximately $430,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 1997, that recovery mechanism had generated approximately $410,000, or about what had been expended. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ.

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

On December 20, 1996, an action was filed against the Company by Randy Hynes and Melissa Hynes in Federal District Court in Wyoming. The action arises from a natural gas explosion involving a four-plex apartment building which was damaged after natural gas from a gas line leaked into the building on February 3, 1996 (which was not served by natural gas). The plaintiffs, who were tenants in the building, sustained burns and other injuries as well as property damage. The plaintiffs allege that the Company was negligent in that it failed to maintain the natural gas line consistent with its duty to do so and failed to properly
odorize the gas which caused the explosion.   The action also asserts claims of
product liability, willful and wanton conduct and breach of warranty. The plaintiffs are seeking damages for personal injury, pain and suffering, emotional distress, loss of earnings, medical expenses, physical disability and property damage as well as punitive damages. A dollar amount has not been set forth in the pleadings. The Company denies responsibility for the damages and is vigorously contesting the matter. The Company believes the gas leak resulted from damage caused to the pipeline by an unknown third party. Discovery is proceeding at this time. A trial has been scheduled for October 27, 1997.

A similar lawsuit involving the same explosion was filed by five other plaintiffs in Wyoming District court, Park County, Wyoming on April 3, 1997. The allegations are substantially the same as the allegations in the Federal District Court case. The Company has filed an answer denying liability and is contesting the matter vigorously. Only limited discovery has occurred to date. The plaintiffs, Heidl Woodward, et al., were also tenants in the apartment building.

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

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and executive officers of the Company:

    NAME                 AGE                       POSITION
    ----                 ---                       --------

Larry D. Geske            58                President and Director since
                                                 1978; appointed Chief
                                            Executive Officer in 1979

Edward J. Bernica         47                     Vice-President and Chief
                                                 Financial Officer since
                                                 October, 1994

William J. Quast          58                     Vice-President, Treasurer,
                                                 Controller and Assistant
                                                 Secretary since 1988, has been
                                                 Vice-President, Secretary and
                                                 Treasurer since 1987,
                                            Assistant Vice-President,
                                            Secretary Controller and
                                            Assistant Treasurer since
                                            1983, Secretary since 1982 and
                                                 an Assistant Treasurer of the
                                                 Company since 1979

Tim A. Good                52               Vice-President and Manager of
                                                 the CGD since 1988; General
                                                 Manager of Cody Gas Company, a
                                                 Division of the Coastal
                                                 Corporation, for five years
                                                 prior to the acquisition of
                                                 CGD by the Company

Sheila M. Rice            50                     Vice-President and Division
                                                 Manager of the Great Falls
                                                 division since April, 1993;
                                                 Vice-President Marketing and
                                                 Consumer Services since 1988
                                                 and has been Vice-President,
                                                 Marketing and Consumer
                                            Relations since 1987; was
                                            Assistant Vice-President for
                                            Marketing and Customer
                                       Relations 1983-1987

    NAME                 AGE                       POSITION
    ----                 ---                       --------

John C. Allen              46               Vice-President of Human
                                            Resources and Corporate
                                            Counsel and Secretary since
                                            1992; Corporate Counsel and
                                            Secretary since 1988; Counsel
                                            and Assistant Secretary from
                                            November 1986 to 1988 and
                                            Corporate Attorney to the
                                            Company from March 1986 to
                                            November 1986

Lynn F. Hardin            49                Assistant Vice-President of
                                            Gas Supply for the Great Falls
                                            division since June 1, 1993;
                                            Assistant Vice-President of
                                            Division Administration since
                                            1989; was manager of
                                            Accounting and Administration
                                            for Cody Gas Company, a
                                            Division of The Coastal
                                            Corporation, for five years
                                            prior to acquisition of CGD by
                                            the Company

Earl L. Terwilliger, Jr.  49                Assistant Vice-President for
                                            Market Development for the
                                            Great Falls division since
                                            1990; has been Assistant Vice-
                                            President of Customer
                                       Accounting and Credit since
                                       1988

Ian B. Davidson            65               Director since 1969

George D. Ruff             59               Director since 1996

Thomas N. McGowen, Jr.     71               Director since 1978

G. Montgomery Mitchell     69               Director since 1984

Dean South                 54               Director since 1996

David A. Flitner           64               Director since 1988

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

Mr. Edward J. Bernica has been employed by the Company since October 1994 and became Vice-President and Chief Financial Officer in November, 1994. Mr. Bernica, prior to service with the Company, was Director of Finance at U. S. West in Englewood, Colorado and prior to that, was employed by ENRON Corporation in Omaha, Nebraska as Director-Financial Analysis and Planning

William J. Quast has been Vice-President, Treasurer, Controller and Assistant Secretary since 1988. He has served as Vice-President, Secretary and Treasurer since 1987 and as Assistant Vice-President, Secretary, Controller and Assistant Treasurer since 1983. He has served as Secretary of the Company since 1982 and as Assistant Treasurer of the Company since 1979. Mr. Quast, prior to service with the Company, was an accounting manager for Wyton Oil and Gas Company, a multi-state propane distributor headquartered in Denver, Colorado, and was Treasurer for D. A. Davidson & Co. in Great Falls, Montana.

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

George D. Ruff has been a Director of the Company since 1996. Mr. Ruff is currently Vice President of Montana Operations for U. S. West, Incorporated. He has held that position since June of 1983. He has been employed in the telecommunications industry for over thirty years. He is also a director of Norwest Bank, the Political Education Council of Montana, the Montana Taxpayers Association and the Montana Tech Foundation.

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

Dean South has been a Director of the Company since 1996. Mr. South currently ranches north of Helena, Montana. In 1991, Mr. South retired from the propane distribution industry having served as Vice President of Western Operations for Heritage Propane Corporation from October 1989 through 1991. From 1986 until 1989 he served as President and Chief Operating Officer of Louis Dreyfus Propane Corporation. From 1981 until 1986 he served as President of Northern Energy Company which subsequently merged with Louis Dreyfus Propane.

David A. Flitner has been a Director of the Company since 1988. Mr. Flitner is owner of the Flitner Ranch and Dave Flitner Packing and Outfitting (Wyoming Companies) and Hideout Adventures, Inc., a recreational enterprise.

                                       PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Prices and Dividend Comparison - Fiscal 1997 and Shares of the Company's Class A Common Stock are traded in the over-the-counter market on the NASDAQ (National Association of Securities Dealers Automated Quotation) system-symbol: EWST. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent the actual transactions. Prices are shown as a result of a 2-for-1 stock split, effective June 24, 1994.


PRICE RANGE - FISCAL 1997                   HIGH                LOW
-------------------------                   ----                ---

First Quarter                               8 3/4               7 7/8
Second Quarter                              8 3/4               8 1/8
Third Quarter                               8 5/8               8 1/8
Fourth Quarter                              8 5/8               8 1/8
Year                                        8 5/8               7 7/8

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
Year                                        9 3/8               7 3/4




Dividends: The Board of Directors normally consider approving common stock dividends for payments in March, June, September and January. Quarterly dividend payments per common share for Fiscal Years 1997 and 1996 were:

                                           FISCAL 1997    FISCAL 1996
                                           -----------    -----------

September                                       $.1050         $.1000
January                                         $.1050         $.1000
March                                           $.1050         $.1000
June                                            $.1100         $.1050

Item 6. - SELECTED FINANCIAL DATA



                                                                SELECTED FINANCIAL DATA (1997-1993)
        --------------------------------------------------------------------------------------------------------------------------
                                                       (dollar amounts in thousands, except per share data)

                                                1997           1996             1995          1994           1993
Operating results:
Operating revenue                             $ 38,215       $ 31,318        $30,548       $ 29,347        $27,629
Operating expenses
    Gas purchased                               24,675         18,724         18,616         18,410         17,232
    General administrative                       7,498          6,924          6,380          5,979          5,454
    Maintenance                                    497            409            306            331            376
    Depreciation and amortization                1,689          1,667          1,559          1,464          1,286
    T axes other than income                       660            629            595            527            540
        --------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                    35,019         28,353         27,456         26,711         24,888

Operating income                                 3,196          2,965          3,092          2,636          2,741
        --------------------------------------------------------------------------------------------------------------------------
Other income - net                                 325            215            175            199            139
        --------------------------------------------------------------------------------------------------------------------------
Income before interest charges                   3,521          3,180          3,267          2,835          2,880
Total interest charges                           1,525          1,243            938            962            959
        --------------------------------------------------------------------------------------------------------------------------
Income before taxes                             1, 996          1,937          2,329          1,873          1,921
Income taxes                                       703            670            816            614            637

Income before a cumulative effect of
    a change in accounting principal             1,293          1,267          1,513          1,259          1,284
Cumulative effect of change as of
July 1, 1993 from adoption of
 FASB   109                                          0              0              0             92              0
                                                     -              -              -             --              -
Net income                                      $1,293        $ 1,267        $ 1,513        $ 1,351        $ 1,284
                                                ------        -------        -------        -------        -------
                                                ------        -------        -------        -------        -------

Eps before cumulative effect of FASB 109          0.55           0.55           0.68           0.57           0.59
Earnings per common share                         0.55           0.55           0.68           0.61           0.59
Dividends per common share                       0. 43           0.41           0.39           0.36           0.32
Weighted average common shares Outstanding   2,356,624      2,298,734      2,235,413      2,205,050      2,171,448

At year end:
    Current assets                              12,398          9,092          6,263          5,270          6,761
    Total assets                                42,885         37,495         32,375         28,786         28,036

    Current liabilities                         15,317         11,088          6,786          4,193          4,881
    Total long-term obligations                  9,684         10,046         10,435         10,718         11,050
    Total stockholders' equity                 11, 997         11,400         10,533          9,393          8,733
----------------------------------------------------------------------------------------------------------------------------------
    Total capitalization                      $ 21,681       $ 21,446       $ 20,968       $ 20,111       $ 19,783
----------------------------------------------------------------------------------------------------------------------------------

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

Net Income
    The Company's net income for fiscal 1997 was $1,293,000 compared to $1,267,000 in fiscal 1996, an increase of $26,000 or 2%. The following summary describes the components of the change between years.

Revenue
    Operating revenues increased approximately 22%. Regulated revenues increased approximately 14% compared to the prior year due to a rate and gas tracker increase in the Great Falls division, effective November 4, 1996, and a gas tracker increase in the Cody division effective January 1997, in addition to colder weather this year than one year ago in the Great Falls, Cody, West
Yellowstone and Broken Bow  utility divisions.   Nonregulated revenues increased
approximately 48%, from increased bulk propane sales in the areas served by Wyo L-P gas in Wyoming, Missouri River Propane in Montana and Petrogas in Arizona, as well as increased wholesale propane sales in Wyo L-P in Wyoming. Both Missouri River Propane and Petrogas sell propane to related regulated utilities Cascade Gas Company and Broken Bow Gas Company, respectively. Operating revenues in Energy West Resources decreased by 31%; however, gas trading revenues increased by 38% due to customer growth and an increase in volumes.

Gross Margin
    Gross margins (operating revenues less cost of gas purchased and cost of gas trading) increased approximately $944,000 in 1997. Regulatory gross margins increased approximately $663,000 because of higher margins from natural gas sales in the Great Falls and Cody divisions and in the West Yellowstone area and higher margins from propane vapor sales in the Broken Bow division, due to colder weather than one year ago and customer growth in all utility operations, as well as a 1.86% interim rate increase in the Great Falls division, effective November 4, 1996, which contributed to increased margins by approximately $112,000. Nonregulated gross margins increased approximately $283,000, primarily due to larger margins in the Wyo L-P division for wholesale propane sales partially offset by lower gas trading margins in Energy West Resources.

Regulated Revenues
    Regulated revenues increased from $23,672,000 in fiscal 1996 to $26,882,000 in fiscal 1997 or 14%, primarily due to increases in the revenues of the Great Falls division of approximately $1,397,000, the Cody division of approximately $1,094,000 and the Broken Bow division of approximately $720,000 because of increased natural gas and propane vapor sales, due to colder weather than one year ago and customer growth in all utility operations, as well as a 1.86% interim rate increase in the Great Falls division, effective November 4, 1996 and a 19% increase in the Cody division effective January, 1997 and increased sales in Cody to an industrial customer who increased production, requiring more natural gas. Gas purchased increased from approximately $13,646,000 in fiscal 1996 to $16,193,000 in fiscal 1997 or 19%, primarily due to a 35% increase in natural gas costs from one year ago and increased volumes of natural gas purchased, due to colder weather than one year ago as well as increases in customers.

Regulated Operating Income
    Regulated operating income increased approximately $317,000 in fiscal 1997 or 14%, primarily due to increased gross margins of approximately $663,000, due to customer growth, colder weather than one year ago, as well as a 1.86% rate increase in the Great Falls division, effective November, 1996, partially offset by higher utility operating expenses and taxes other than income of approximately $345,000, due to normal inflationary trends and less payroll, payroll taxes and other expenses capitalized to projects as well as higher property taxes in all three states served by Energy West.

Nonregulated Operating Income
    Nonregulated operating income decreased approximately $87,000 in fiscal 1997 or 11%, due to higher operating and maintenance expenses of approximately $328,000 due to inflation and growth of nonregulated operations, higher depreciation and amortization costs of approximately $32,000, higher property taxes of approximately $9,000, offset partially by higher margins on gas and propane sales of approximately $283,000.

Other Expenses
    Operating expenses (excluding cost of gas sales) increased approximately $714,000 or 7% in 1997. The primary reason for this increase was due to normal inflationary trends and less payroll and other expenses capitalized to projects.
    As a result of the above changes, operating income increased 8% from $2,965,000 in 1996 to $3,195,000 in 1997. Total interest expense for the Company was $1,525,000 for fiscal 1997, up from $1,243,000 in fiscal 1996, primarily due to facility expansion and increases in gas storage, which has been temporarily financed with short term debt. Other additions to or deductions from operating income in determining net income remained comparable between the two years.

Fiscal 1996 Compared to Fiscal 1995

Net Income
    The Company's net income for fiscal 1996 was $1,267,000 compared to $1,513,000 in fiscal 1995, a decrease of $246,000 or 16%. The following summary describes the components of the change between years.

Revenue
    Operating revenues increased approximately 3%. Regulated revenues decreased 3% compared to the prior year due to a rate decrease in the Great Falls division, effective July 1, 1995. This decrease in rates was partially offset by colder weather this year than one year ago in the Great Falls and Cody utility divisions, increased transport revenues in the Cody division and the recognition of West Yellowstone revenues in this start-up operation. Both Missouri River Propane and Petrogas sell propane to related regulated utilities Cascade Gas Company and Broken Bow Gas Company, respectively. Operating revenues in Energy West Resources decreased by 31%; however, gas trading revenues increased by 38% due to customer growth and an increase in volumes.

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

OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS

                                                       Years Ended June 30
                                                       -------------------
                                                    1997     1996       1995
                                                    ----     ----       ----
                                                     (in thousands)
Operating revenues:
  Great Falls division                            $17,133   $15,737   $16,812
  Cody division                                     7,034     5,940     5,609
  Broken Bow division                               2,715     1,995     1,942

Total operating revenues                           26,882    23,672    24,363
Gas purchased                                      16,193    13,646    15,077
                                                  -------    ------    ------
Gross Margin                                       10,689    10,026     9,286
Operating expenses                                  8,155     7,810     7,136
Interest charges [SEE NOTE BELOW]                   1,477     1,145       908
Other utility (income) expense-net                   (125)     (118)     (126)
Federal and state income taxes                        377       385       454
                                                     ----       ---       ---

Net utility income                                   $805      $804     $ 914
                                                    -----      ----     -----
                                                    -----      ----     -----

  [INTEREST CHARGES FOR UTILITY AND NON-UTILITY OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

   Fiscal 1997 Compared to Fiscal 1996

Revenues and Gross Margins
    Utility operating revenues in fiscal 1997 were approximately $26,882,000 compared to $23,672,000 in fiscal 1996. Regulated gross margin, which is defined as operating revenues less gas purchased, was approximately $10,689,000 for fiscal 1997 compared to approximately $10,026,000 in fiscal 1996.
    Overall revenues increased approximately $3,210,000 from fiscal 1996 due primarily to a rate and gas tracker increase in the Great Falls division and a tracker increase in the Cody division, in addition to colder weather this year than one year ago in all utility divisions. Utility margins increased approximately $662,000 or 7% because of higher margins from natural gas sales in the Great Falls and Cody divisions and in the West Yellowstone area and higher margins from propane vapor sales in the Broken Bow division, due to colder weather than one year ago and customer growth in all utility operations, as well as a 1.86% rate increase in the Great Falls division, effective November, 1996. The winter heating season was 3% colder than one year ago in the Great Falls division and 13% colder than the same period one year ago in the Broken Bow division and about equivalent to one year ago in the Cody division.

Operating Expenses
    Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $8,155,000 for fiscal 1997, as compared to approximately $7,810,000 for fiscal 1996. The 4% increase in the period is due to normal inflationary trends, less payroll and other expenses capitalized to projects.

Interest Charges
    Interest charges allocable to the Company's utility divisions were approximately $1,477,000 in fiscal 1997, as compared to approximately $1,145,000 in fiscal 1996. Long term debt interest decreased; however, short-term interest increased primarily due to facility expansion, which has been temporarily financed with short-term debt.

Income Taxes
    State and federal income taxes of the Company's utility divisions was approximately $426,000 in fiscal 1997, as compared to approximately $427,000 in fiscal 1996.

Fiscal 1996 Compared to Fiscal 1995

Revenues and Gross Margins
    Utility operating revenues in fiscal 1996 were approximately $23,672,000 compared to $24,363,000 in fiscal 1995. Gross margin, which is defined as operating revenues less gas purchased, was approximately $10,026,000 for fiscal 1996 compared to approximately $9,286,000 in fiscal 1995.
    Overall revenues decreased from fiscal 1995 due primarily to a $250,000 rate decrease in the Great Falls division in Montana, effective July 1, 1995.
In addition, Malmstrom AFB became a transport customer of the Great Falls division in fiscal 1996, further reducing operating revenues. Energy West
Resources sold natural gas to Malmstrom AFB in fiscal 1996.   This decrease in
rates and the Malmstrom change to transport was tempered by colder weather this year than one year ago in all utility divisions and recognition of West Yellowstone revenues this year in this start-up operation. While utility revenues decreased from fiscal 1995, margins increased approximately 8% for fiscal 1996, primarily due to higher margins from natural gas sales in the Great Falls and Cody divisions and propane sales in the Broken Bow division because of customer growth and colder weather than one year ago in the Great Falls and Cody divisions and the addition of West Yellowstone's margins in fiscal 1996, in this new start-up operation. The winter heating season in the Great Falls division in fiscal 1996 was approximately 10% colder than fiscal 1995 and 8% colder than "normal" (i.e., the average temperature during the preceding 30 years). The winter heating season in the Cody division was approximately 5% colder than fiscal 1995, and very close to normal in fiscal 1996. The Broken Bow division experienced an 18% warmer period than 1995 and 15% warmer period than normal.

Operating Expenses
    Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $7,810,000 for fiscal 1996, as compared to approximately $7,136,000 for fiscal 1995. The 9% increase in the period is due to normal inflationary trends, less payroll capitalized since the completion of the West Yellowstone system as well as the addition of West Yellowstone's utility operating expenses of approximately $257,000 this fiscal year from this start-up operation.

Interest Charges
    Interest charges allocable to the Company's utility divisions were approximately $1,145,000 in fiscal 1996, as compared to approximately $908,000 in fiscal 1995. Long term debt interest decreased; however, short-term interest increased primarily due to facility expansion, which has been temporarily financed with short-term debt.

Income Taxes
    State and federal income taxes of the Company's utility divisions was approximately $385,000 in fiscal 1996, as compared to approximately $454,000 in fiscal 1995. The 15% decrease was primarily attributable to a $184,000 decrease in pre-tax income of the utility divisions.

OPERATING RESULTS OF EACH OF THE COMPANY'S NON-UTILITY SUBSIDIARIES

                                               Years Ended June 30
                                               -------------------
                                                 1997       1996        1995
                                                 ----       ----        ----
                                                  (in thousands)
ROCKY MOUNTAIN FUELS (RMF)
       Operating revenues                       $9,004     $4,352      $3,902
       Cost of propane                           6,747      2,540       2,171
       Operating expenses                        1,875      1,548       1,484
       Other (income) expense-net             (92)       (64)        (33)
       Interest expense [see note below]           171        112          87
       Federal and state income taxes              106         85          71
                                                  ----     ------       -----
Net income                                      $  197     $  131      $  122
                                                ------     ------      ------
                                                ------     ------      ------

ENERGY WEST RESOURCES
       Operating revenues                       $   42     $   61      $   76
       Gas trading revenue                       5,993      4,348       3,239
       Operating expenses                          251        201         172
       Cost of gas trading                       5,560      3,773       2,500
       Other (income) expense-net            (120)       (20)        (43)
       Federal and state income taxes              154        169         259

                                                   ---        ---      ------
Net income                                      $  190       $286      $  427
                                                 ------     -----      ------
                                                 ------     -----      ------
MONTANA SUN
       Operating revenues                       $   97     $   97      $   99
       Operating expenses                           43         48          47
       Other (income) expense-net            (113)       (24)        (16)
       Interest expense [see note below]             0          0         (14)
       Federal and state income taxes               67         27          31

                                                    --         --         ---
            Net income                          $  100     $   46      $   51
                                                ------     ------      ------
                                                ------     ------      ------

Total Non-Utility Net Income                    $  487     $  463      $  600
                                                ------     ------      ------
                                                ------     ------      ------

       [INTEREST CHARGES FOR UTILITY AND NON-UTILITY OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

Non-Utility Operations

Rocky Mountain Fuels
    For the fiscal year ended June 30, 1997, Rocky Mountain Fuels (RMF) generated net income of approximately $197,000 compared to $131,000 for fiscal 1996. Approximately $127,000 of RMF's net income for fiscal 1997 was attributable to the Wyo L-P Gas division in Wyoming, $111,000 to the Petrogas division in Arizona, with the balance of ($40,000) net loss attributable to Missouri River Propane in Montana. RMF's gross margins increased approximately 24% or $443,000 in fiscal 1997 compared to the same period last year, primarily due to increased wholesale propane sales in the Wyo L-P Gas division in Wyoming. Margins this fiscal 1997 increased approximately $257,000 for wholesale propane sales, due to customer growth and colder weather and decreased approximately $44,000, or 4%, for retail propane sales due to higher propane prices and competitive market conditions, while margins in the Petrogas division in Arizona increased from a year ago by approximately $118,000, or 25%, due to customer growth and weather, while Missouri River Propane in Montana margins increased from a year ago by approximately $13,000, or 20%, due to weather and customer growth. RMF experienced higher operating expenses, due to normal inflationary trends experienced and increased use of staff, due to customer growth, as well as higher short-term interest costs due to expansion of plant in Montana and Wyoming, which was financed by short-term debt. State and federal income taxes increased to approximately $106,000 for fiscal 1997 from $85,000 due to higher pre-tax income in RMF this year of approximately $89,000.

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

Energy West Resources
    For fiscal 1997, Energy West Resources' (EWR) net income was approximately $190,000 compared to $286,000 for fiscal 1996, primarily due to lower gas trading margins. Gas trading margins decreased approximately $142,000, or 24%. Although gas trading revenues are up approximately $1,646,000 in fiscal 1997 from one year ago, cost of gas trading was up approximately $1,788,000, due to increased natural gas prices in Canada and Montana and increased competition, requiring lower margins in order to retain or secure new Energy West Resource customers. EWR expenses were also higher than 1996 because of power marketing investigations, salary and expenses for an EWR specific employee, increased direct charges and overheads allocated to EWR from EWST management in connection with efforts to enhance EWR operations. State and federal income taxes decreased in fiscal 1997 to approximately $154,000 from $169,000 in fiscal 1996, due to lower pre-tax income.

    For fiscal 1996, Energy West Resources' (EWR) net income was approximately $285,000 compared to $427,000 for fiscal 1995, primarily due to lower margins experienced by its gas marketing operations. Although margins were lower than 1995, EWR's sales volumes have increased 34%. EWR expenses were also higher than 1995 because of power marketing investigations, salary and expenses for an EWR specific employee, increased direct charges and overheads allocated to EWR from EWST management in connection with efforts to enhance EWR operations.

Montana Sun, Inc.
    For fiscal 1997, Montana Sun's net income was approximately $100,000 as compared to $46,000 for fiscal 1996, due primarily to the sale of mutual fund investments at a capital gain.

    For fiscal 1996, Montana Sun's net income was approximately $46,000 as compared to $51,000 for fiscal 1995.

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

    The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expense activity. The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months. In addition during the past three years, the Company has used short-term borrowing to finance the acquisition of propane operations and LNG for West Yellowstone Gas. Short-term borrowing utilized for construction or property acquisitions generally has been on an interim basis and converted to long-term debt and equity when it becomes economical and feasible to do so.

    At June 30, 1997, the Company had $19,000,000 in bank lines of credit, of which $11,380,000 had been borrowed under the credit agreement. The short-term borrowings bear a daily weighted average interest rate of 8% as of June 30, 1997.

    The Company used net cash in operating activities for fiscal 1997 of approximately $901,000 as compared to net cash provided by operating activities of approximately $606,000 for fiscal 1996. This increase in cash used in operating activities of approximately $1,507,000 was primarily due to higher working capital requirements of approximately $1,686,000 due to the following:
1) increased purchases of natural gas inventory of approximately $3,078,000, 2) lower accounts payable of approximately $100,000 primarily due to decreased gas purchases, partially offset by a decrease in utility unrecovered gas costs of approximately $100,000 due to gas tracker increases in fiscal 1997 in the Great Falls and Cody divisions, lower accounts receivable of approximately $520,000 due to increased receivables in fiscal 1996 from 1995 due to increased gas trading activity of approximately $142,000, Wyo L-P Gas wholesale increased receivables of approximately $126,000, with the balance of receivables up $126,000 due to colder weather in fiscal 1996 than 1995 in the Great Falls, Cody and Broken Bow divisions, whereas the weather in fiscal 1997 was approximately the same as fiscal 1996 and receivables were down approximately $84,000 from fiscal 1996. Reduced prepaid items of approximately $607,000, primarily related to a $500,000 prepaid gas contract commitment made in fiscal 1996 reduced working capital requirements. In addition other assets and liabilities increased working capital by approximately $262,000, due to the following: a change in refundable income tax payments from fiscal 1997 to fiscal 1996 increasing cash by $60,000, incentives paid in fiscal 1996 for fiscal 1995 were higher than incentives paid in fiscal 1997 increasing cash by approximately $496,000, offset partially by an increase in rate case costs in fiscal 1997 from fiscal 1996 resulting in a decrease in cash of approximately $221,000 and a $62,000 decrease in cash related to a decrease in employee benefits from fiscal 1996 to fiscal 1997.
Higher net income of approximately $26,000, higher depreciation and amortization costs of $59,000 and higher deferred income taxes of approximately $231,000, reduced cash used in operating activities, offset partially by an increase in the gain and deferred gain on the sale of assets of approximately $37,000 and the gain on sale of marketable securities of approximately $ 100,000.

    Cash used in investing activities was approximately $2,819,000 in fiscal 1997, as compared to approximately $3,989,000 in fiscal 1996, a decrease of approximately $1,170,000 primarily due to lower construction expenditures for capital projects of approximately $1,384,000 and the proceeds from the sale of marketable equity securities of approximately $274,000, increased proceeds from contributions in aid of construction of approximately $140,000, partially offset by reduced proceeds from the sale of property, plant and equipment of approximately $400,000, because of the sale-leaseback of the Payson, Arizona properties in fiscal 1996 and an investment of $250,000 in a financing operation of the American Gas Association. Cash provided by financing activities was approximately $3,100,000 in fiscal 1997, as compared to approximately $3,740,000 in fiscal 1996, a decrease of approximately $640,000 primarily due to an increase in dividends paid of approximately $228,000, increased principal payments on notes payable of approximately $350,000, reduced sale of common stock through the Company's Dividend Reinvestment Plan and the Company's Incentive Stock Option Plan of approximately $68,000, partially offset by reduced principal payments on long-term debt of approximately $45,000.

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

    Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3.2 million in fiscal 1997 and approximately $4.6 million for fiscal 1996 and $4.7 million in fiscal 1995. During fiscal 1997, approximately $1.7 million has been expended for the construction and maintenance of the natural gas systems in Great Falls, Cascade and West Yellowstone, Montana and Cody, Wyoming and approximately $1.2 million had been expended for gas system expansion projects for new subdivisions in the Broken Bow division's service area in Arizona and approximately $400,000 for additions to the propane operations of the Company in Wyoming, Montana and Arizona. Capital expenditures are expected to be approximately $2.8 million in fiscal 1998, including approximately $783,000 for continued expansion for the Broken Bow division, with approximately $1.3 million for maintenance and other special system expansion projects in the Great Falls, West Yellowstone and Cody divisions and the balance of approximately $700,000 for the Company's propane operations in the three states it serves. The Company continues to evaluate opportunities to expand its existing businesses from time to time.

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

SEC Ratio of Earnings to Fixed Charges
    For the twelve months ended June 30, 1997, 1996 and 1995, the Company's ratio of earnings to fixed charges was 2.11, 2.28 and 3.01 times, respectively. Fixed charges include interest related to long-term debt, short-term borrowing, certain lease obligations and other current liabilities.

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

Accounting for Income Taxes
    Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The cumulative effect of adopting Statement No. 109 created a regulatory asset and a regulatory liability for regulated operations, representing the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No. 109. For the Year ended June 30, 1997, changes in certain assets and liabilities resulted in an increase in regulatory assets of $43,109 and a decrease in regulatory liabilities of $13,160 for regulated entities, resulting in ending balances of $487,027 and $148,961, respectively.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 5 to the Consolidated Financial Statements for additional information.

Postretirement Benefits Other Than Pensions
    The Company adopted, effective July 1, 1993, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post 65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 1997 and 1996 was $313,200 and $332,800, respectively, of which $271,500 in 1997 and $288,600 in 1996 is related to the regulated utility operations. The transition obligation was accrued as a deferred charge and will be amortized over 20 years. Substantially all of the transition obligation is for the future cost of benefits to active employees.

    The Company made a change to the plan, effective July 1, 1996 allowing pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The increased liability from this change is $269,200. The prior service obligation associated with this plan change at June 30, 1997 and 1996 was $251,300 and $269,200, respectively, of which $210,600 in 1997 and $225,600 in 1996 is related to regulated utility operations. The prior service obligation was accrued as a deferred charge and will be amortized over fifteen years. The Company expects regulators in Montana and Wyoming to allow recovery of the additional costs associated with this plan change. The adoption of SFAS No. 106 did not have a significant effect upon results of operations. See Note 4 to the Consolidated Financial Statements for additional information.

Environmental Issues
    The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality
(MDEQ) formerly known as Montana Department of Health and Environmental Science ("MDHES") in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to MDEQ. The Company's environmental consultant filed the report with the MDEQ on June 11, 1997. MDEQ is evaluating the report and after completion of its review will provide for public comment related to the remediation plan. Once the comment period has lapsed and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation could be in place by the fall of 1998.

    At June 30, 1997 the costs incurred in evaluating this site have totalled approximately $430,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 1997 that recovery mechanism had generated approximately $410,000 or what had been expended. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company intends to submit an application for such review when the remediation plan is approved by the MDEQ.

Subsequent Event
    The Company closed an $8,000,000 debt issuance on August 15, 1997. The net proceeds received, after payment of issuance costs, were approximately $7,600,000 and were used to pay down short-term debt. The interest rate for these bonds is 7.5% for a term of fifteen years to be paid off by June 1, 2012.

                 Item 8. Financial Statements and Supplementary Data

                            Report of Independent Auditors

The Board of Directors
Energy West Incorporated

We have audited the accompanying consolidated balance sheets of Energy West Incorporated and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy West Incorporated and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Denver, Colorado
August 21, 1997

                      Energy West Incorporated and Subsidiaries

                             Consolidated Balance Sheets

                                                            June 30
                                                       1997         1996
                                               -----------------------------
Assets
Current assets:
  Cash and cash equivalents                    $    148,665     $    721,093
  Marketable equity securities                            -          172,208
  Accounts receivable, less allowances for
   uncollectible accounts of $167,824
   at June 30, 1996)                               3,40,528        3,486,328
  Natural gas and propane inventory               5,792,517        2,200,778
  Materials and supplies                            561,112          543,316
  Prepayments and other                             518,504          602,427
  Refundable income tax payments                    301,711          412,662
  Recoverable costs of gas purchases              1,673,285          953,392
                                               -----------------------------
Total current assets                             12,398,322        9,092,204

Investments                                         257,560           12,476

Notes receivable due after one year                   2,537            9,190

Property, plant and equipment                    46,481,447       43,919,358
Less accumulated depreciation and amortization   19,083,667       17,829,528
                                               -----------------------------
Net property, plant and equipment                27,397,780       26,089,830

Deferred charges:
  Net unamortized debt issue costs                  888,188          974,876
  Regulatory assets for income taxes                487,027          443,918
  Unrecognized postretirement obligation            564,500          332,800
  Other regulated assets                            532,481          296,526
  Other nonregulated assets                         356,454          242,853
                                               -----------------------------
Total deferred charges                            2,828,650        2,290,973







                                               -----------------------------
Total assets                                   $ 42,884,849     $ 37,494,673
                                               -----------------------------
                                               -----------------------------

                                                            June 30
                                                     1997          1996
                                               -----------------------------
Capitalization and liabilities

Current liabilities:
  Long-term debt due within one year           $    361,959      $   348,044
  Notes payable                                  11,380,000        7,175,000
  Accounts payable--gas purchases                 1,158,700        1,226,508
  Accounts payable--other                           562,854          826,885
  Payable to employee benefit plans                 512,773          508,890
  Accrued vacation                                  344,863          327,897
  Other current liabilities                         519,796          420,954
  Deferred income taxes--current                    475,940          253,385
                                               -----------------------------
Total current liabilities                        15,316,885       11,087,563

Other:
  Deferred income taxes                           3,107,272        2,700,184
  Deferred investment tax credits                   481,779          502,841
  Contributions in aid of construction            1,039,431          834,917
  Accumulated postretirement obligation             867,919          507,386
  Regulatory liability for income taxes             148,961          162,121
  Deferred gain on sale-leaseback of assets         212,663          236,291
                                               -----------------------------
Total other                                       5,887,275        4,961,539

Long-term debt (less amounts due within
  one year)                                       9,683,755       10,045,714

Commitments and contingencies

Stockholders' equity:
  Preferred stock--$.15 par value:
    Authorized--1,500,000 shares;
    Outstanding--none                                     -                -
  Common stock--$.15 par value:
    Authorized--3,500,000 shares;
    Outstanding--2,357,470 shares
      at June 30, 1996)                             353,623          348,198
  Capital in excess of par value                  2,932,962        2,635,540
  Retained earnings                               8,710,349        8,416,119
                                               -----------------------------
Total stockholders' equity                       11,996,934       11,399,857
                                               -----------------------------
Total capitalization                             21,680,689       21,445,571
                                               -----------------------------
Total capitalization and liabilities           $ 42,884,849     $ 37,494,673
                                               -----------------------------
                                               -----------------------------




SEE ACCOMPANYING NOTES.

                      Energy West Incorporated and Subsidiaries

                          Consolidated Statements of Income




                                              Year ended June 30
                                      1997           1996          1995
                                   ----------------------------------------
Operating revenue:
  Regulated utilities              $ 26,882,248  $ 23,672,186  $ 24,363,446
  Nonregulated operations             5,339,553     3,297,583     2,946,114
  Gas trading                         5,993,668     4,348,239     3,238,839
                                    ---------------------------------------
Total operating revenue              38,215,469    31,318,008    30,548,399

Operating expenses:
  Gas purchased                      19,136,723    14,972,454    16,116,688
  Cost of gas trading                 5,538,847     3,751,053     2,500,363
  Distribution, general and           7,498,467     6,924,391     6,379,651
  Maintenance                           496,721       408,590       306,077
  Depreciation and amortization       1,689,082     1,667,256     1,558,755
  Taxes other than income               660,133       629,428       594,569
                                    ---------------------------------------
Total operating expenses             35,019,973    28,353,172    27,456,103
                                    ---------------------------------------
Operating income                      3,195,496     2,964,836     3,092,296

Other income, net                       325,334       214,902       174,878
                                    ---------------------------------------
Income before interest charges and
  income taxes                        3,520,830     3,179,738     3,267,174

Interest charges:
  Long-term debt                        700,484       709,872       735,813
  Short-term and other                  824,100       532,866       202,770
                                    ---------------------------------------
Total interest charges                1,524,584     1,242,738       938,583
                                    ---------------------------------------

Income before income taxes            1,996,246     1,937,000     2,328,591
Provision for income taxes              703,472       670,025       815,688
                                    ---------------------------------------
Net income                         $  1,292,774  $  1,266,975  $  1,512,903
                                    ---------------------------------------
                                    ---------------------------------------


Net income per common share        $        .55  $        .55  $        .68
                                    ---------------------------------------
                                    ---------------------------------------


SEE ACCOMPANYING NOTES.

                      Energy West Incorporated and Subsidiaries

                   Consolidated Statements of Stockholders' Equity




                                                                 Capital in
                                                     Common      Excess of       Retained
                                                     Stock       Par Value       Earnings         Total
                                                  -------------------------------------------------------
Balance at June 30, 1994                          $  328,722    $ 1,643,793   $ 7,420,447     $ 9,392,962
  Exercise of stock options into 14,410
   shares of common  stock  at  $4.94 to
   $8.75 per share                                     2,161         78,318             -          80,479
  Sale of 36,720 shares of common stock at
   $7.50 to $ 9.00  per  share  under  the
   Company's dividend reinvestment plan                5,508        293,529             -         299,037
  Issuance  of  11,535 shares of common
   stock to ESOP at estimated fair value of
   $9.00 per share                                     1,730        102,090             -         103,820
  Net  income  for  the year ended June 30,
   1995                                                    -              -     1,512,903       1,512,903
  Dividends  on common stock--$.385 per share              -              -      (856,443)       (856,443)
                                                   -------------------------------------------------------
 Balance at June 30, 1995                            338,121      2,117,730     8,076,907      10,532,758

  Exercise of stock options into 13,680
   shares of common  stock at $4.875 to $7.125
   per share                                           2,052         72,918             -          74,970
  Sale of 37,611 shares of common stock
   at $8.00 to $ 9.50  per  share  under  the
   Company's dividend reinvestment plan                5,642        320,158             -         325,800
  Issuance  of  15,889 shares of common
   stock to ESOP at estimated fair value of
   $8.00 per share                                     2,383        124,734             -         127,117
  Net  income  for  the year ended June
   30, 1996                                                -              -     1,266,975       1,266,975
  Dividends  on common stock--$.405 per
   share                                                   -              -      (927,763)       (927,763)
                                                   -------------------------------------------------------
Balance at June 30, 1996                             348,198      2,635,540     8,416,119      11,399,857

  Exercise  of  stock options into 980
   shares of common  stock  at $6.50 to $7.13
   per share                                             147          6,773             -           6,920
  Sale  of  20,692  shares  of  common
 stock at $8.38 to $8.50  per  share under the
 Company's dividend reinvestment plan                  3,104        171,466             _         174,570
  Issuance  of 14,490 shares of common stock to                     119,183
  ESOP at an estimated value of $8.38 per share        2,174                            -         121,357
  Net  income  for the year ended June                     -              -     1,292,774       1,292,774
   30, 1997
  Dividends on common stock--$.425 per share               -              -      (998,544)       (998,544)
                                                   -------------------------------------------------------
Balance at June 30, 1997                          $  353,623    $ 2,932,962   $ 8,710,349     $11,996,934
                                                   -------------------------------------------------------
                                                   -------------------------------------------------------






SEE ACCOMPANYING NOTES.

                      Energy West Incorporated and Subsidiaries

                        Consolidated Statements of Cash Flows



                                                             Year ended June 30
                                                    1997             1996          1995
                                               ------------------------------------------
Operating activities
Net income                                     $  1,292,774   $  1,266,975   $  1,512,903
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                 1,893,368      1,833,511      1,777,559
    Gain on sale of assets                          (24,484)       (11,406)        (4,174)
    Gain on sale of marketable equity
       securities                                  (100,526)             -              -
    Investment tax credit                           (21,062)       (21,062)       (21,062)
    Deferred gain on sale of assets                 (23,628)             -              -
    Deferred income taxes                           629,643        399,205          4,197
    Changes in operating assets and
       liabilities:
         Accounts receivable                         83,800       (443,725)      (415,072)
         Natural gas and propane
           inventory                             (3,591,739)      (514,074)      (987,081)
         Accounts payable                          (331,839)      (218,153)       778,999
         Recoverable costs of gas
           purchases                               (719,893)      (827,982)       275,556
         Prepaid gas                                 83,923       (523,212)             -
         Other assets and liabilities               (71,364)      (333,878)       682,896
                                               ------------------------------------------
Net cash provided by (used in) operating
  activities                                       (901,027)       606,199      3,604,721

Investing activities
Construction expenditures                        (3,207,200)    (4,590,609)    (4,705,868)
Increase in investments                            (250,000)             -              -
Restricted deposit                                        -              -        204,550
Proceeds from sale of assets                        153,716        552,160         79,749
Proceeds from sale of marketable equity
  securities                                        273,572              -              -
Increase in marketable equity securities                  -        (20,958)       (12,171)
Collection of long-term notes
  receivable                                          6,653          6,794         78,737
Proceeds from contributions in aid
  of construction                                   204,514         63,215         81,177
                                               ------------------------------------------
Net cash used in investing activities            (2,818,745)    (3,989,398)    (4,273,826)



                      Energy West Incorporated and Subsidiaries

                                                 Year ended June 30

                                         1997         1996           1995
                                    ------------------------------------------
Financing activities
Proceeds from long-term debt        $          -   $          -   $    117,808
Payment of long-term debt               (361,959)      (407,032)      (335,000)
Proceeds from notes payable           32,512,000     20,965,000     19,926,854
Repayment of notes payable           (28,307,000)   (16,410,000)   (18,625,000)
Sale of common stock                       6,920         74,970         80,479
Dividends paid                          (702,617)      (474,846)      (453,586)
                                    ------------------------------------------
Net cash provided by financing
  activities                           3,147,344      3,748,092        711,555
                                    ------------------------------------------

Net  increase  (decrease)  in cash
  and cash equivalents                  (572,428)       364,893         42,450
Cash and cash equivalents at
  beginning of year                      721,093        356,200        313,750
                                    ------------------------------------------
Cash and cash equivalents at
  end of year                       $    148,665   $    721,093   $    356,200
                                    ------------------------------------------
                                    ------------------------------------------

Supplemental disclosures of cash
  flow information:
     Cash paid for:
        Interest                    $  1,528,441   $  1,242,035    $   942,221
        Income taxes                     169,546        498,461        870,327

Noncash financing activities:
  Dividend reinvestment plan             174,570        325,800        299,037
  ESOP shares issued                     121,357        127,117        103,820




SEE ACCOMPANYING NOTES.

                      Energy West Incorporated and Subsidiaries

                      Notes to Consolidated Financial Statements

                                    June 30, 1997


1. PRINCIPAL ACCOUNTING POLICIES

GENERAL

Energy West Incorporated (the "Company") operates principally in a single business segment as a distributor of natural gas and propane to residential and commercial customers. Natural gas and propane vapor distribution operations (regulated utilities) are regulated by the Montana Public Service Commission ("MPSC"), the Wyoming Public Service Commission ("WPSC") and the Arizona Corporation Commission ("ACC"). Accordingly, most of the Company's accounting policies are subject to the requirements set forth in the Federal Energy Regulatory Commission's Uniform System of Accounts. In some cases, because of the rate- making process, these accounting policies differ from those used by nonregulated operations. Bulk propane distribution is a nonregulated operation.

Consolidated Subsidiaries

The Company's wholly-owned nonregulated subsidiaries, Energy West Resources,
 Inc. ("EWR"), Montana Sun, Inc. ("Montana Sun") and Rocky Mountain Fuels, Inc. ("RMF"), are included in the consolidated financial statements. The results of operations of these subsidiaries constitute all of the Company's nonregulated operations. All significant intercompany accounts and transactions have been eliminated in consolidation.

EWR is a gas marketing operation. Its principal assets are capitalized storage field costs and inventory. EWR primarily markets gas to large industrial customers (businesses using over 60,000 Mcf of natural gas annually). In fiscal year 1998, EWR will be able to market to commercial customers with annual consumptions of 5,000 Mcf.

Montana Sun's operating activities consist of commercial real estate development. Its significant assets consist of real estate held for future sale.

RMF is a bulk retail and wholesale liquid propane sales operation. Its principal assets include bulk storage and customer tanks, delivery trucks and related equipment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                      Energy West Incorporated and Subsidiaries

1. Principal Accounting Policies (continued)

amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Natural Gas and Propane Inventory

Natural gas inventory and propane inventory are stated at the lower of weighted average cost or net realizable value except for Great Falls Gas, which is stated at the rate approved by the MPSC, which includes transportation costs.

Recoverable Costs of Gas Purchases

Differences between the costs of gas approved by regulators in the Company's rate structure and actual gas costs are accounted for as a current asset or liability, as applicable. These differences are recovered or refunded, as applicable, in future periods by adjustment of the Company's rates.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at original cost when placed in service. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives or the units-of-production method, as applicable, at various rates averaging approximately 3.70%, 3.93% and 4.15% during the years ended June 30, 1997, 1996 and 1995, respectively. During the fourth quarter of 1997 the Company reduced accumulated depreciation, which lowered depreciation expense by $109,000 due to a pending rate order by the Arizona Corporation Commission related to regulated operations in Arizona. The Commission requested that the Company change the estimated depreciation rates on mains, meters, services and regulators from 3.75% to 3.25% to be in accordance with the rate case filed in 1981. During the fourth quarter of 1996, the estimated useful lives for certain propane properties were increased from twelve and fifteen years to twenty years to better reflect their estimated useful lives. This change in estimate reduced depreciation expense by approximately $83,000 in 1996.

Oil and Gas Activities

Oil and gas operations are accounted for under the successful efforts method.
 Exploratory drilling costs are capitalized pending determination of proved reserves; all other exploration costs are expensed. All development and lease acquisition costs are capitalized. Provision for depreciation and amortization, including estimated future dismantlement and restoration costs, is determined on a field-by-field basis using the units-of-production method. All oil and gas properties were sold on January 1, 1997 with no material gain or loss.

Marketable Equity Securities

Marketable equity securities are classified as available-for-sale securities.

Investments

The Company is entering into various joint venture agreements. When the Company has the ability to exercise significant influence over the operations of these joint ventures (generally when its investment exceeds 20%), they are recorded as equity investments. Investments of less than 20% are recorded at cost.

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

Financial Instruments

All of the Company's financial instruments requiring fair value disclosure were recognized in the consolidated balance sheet as of June 30, 1997. Except for long-term

             Energy West Incorporated and Subsidiaries

1. Principal Accounting Policies (continued)

 debt, their carrying values approximate the estimated fair values. Descriptions of the methods and assumptions used to reach this conclusion are as follows:
 Cash and cash equivalents, temporary cash investments, accounts receivable, accounts payable, and payable to employee benefit plans: These financial instruments have short maturities, or are invested in financial instruments with short maturities.

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

The fair value of the Company's long-term debt, based on quoted market prices for the same or similar issues, is approximately 101% of the carrying value.

Earnings Per Share

Earnings per common share were computed based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive.

The weighted average number of such shares at June 30 was 2,356,624 in 1997, 2,298,734 in 1996, and 2,235,413 in 1995.

In February 1997, the Financial Accounting Standards Board issued Statement of
 Financial Accounting Standards No. 128, EARNINGS PER SHARE. The overall objective of Statement 128 is to simplify the calculation of earnings per share ("EPS") and achieve comparability with the recently issued International Accounting Standard No. 33, EARNINGS PER SHARE. Statement 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. As a result, calendar year end companies will first report on the new EPS basis in the fourth quarter ending December 31, 1997. Subsequent to the effective date, all prior-period EPS amounts (including EPS information in interim financial statements, earnings summaries, and selected financial data) are required to be restated to conform to the provisions of Statement 128. Under Statement 128, primary EPS will be replaced with a new, simpler calculation called BASIC EPS. Basic EPS will be calculated by dividing income available to common stockholders (i.e., net income less preferred stock dividends) by the weighted average common shares outstanding. Thus, in the most significant change in current practice, options, warrants, and convertible securities will be excluded from the calculation. Further, contingently issuable shares will be included in basic EPS only if all the necessary conditions have been satisfied by the end of the period and it is only a matter of time before they are issued. Basic EPS under Statement 128 will result in higher earnings per share because common stock equivalents will not be included. Thus, the basic EPS calculation will be less complex and easier to prepare. The Company has not calculated basic earnings per share at June 30, 1997, but will adopt this standard in the second quarter of fiscal 1998.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion ("APB")
 No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (the intrinsic value method), for its stock options rather than the alternative fair value method provided for by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accounting for stock options using APB No. 25 results in no compensation expense to the Company because the exercise price for the stock options equals the market price of the underlying stock on the date of the grant.

EFFECTS OF REGULATION

The regulatory structure which has historically embraced the gas industry has been in the process of transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition and will continue to impose additional pressure on the Company's ability to retain customers and to maintain current rate levels. The changes in the gas industry have allowed commercial and industrial customers to negotiate their own gas purchases directly with producers or brokers. To date, the changes in the gas industry have not had a negative impact on earnings or cash flows of the Company's regulated segment.

The accounts and rates of the Company's regulated segment are subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's regulated segment maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's regulated segments differs in certain respects from application by the nonregulated segment and other nonregulated businesses. The regulated segment prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION ("SFAS 71"). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, which will be amortized over various periods of time. The costs deferred are further described in the Company's financial statements and the notes thereto. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's regulated segment were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, noncash charge to operations that could be material to the financial position and results of operations of the Company.

However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.

All regulatory assets have been formally approved by the applicable regulator, although other than environmental cleanup costs, no return on assets is allowed by the regulators.

The Company uses the lives for depreciation as defined by the regulators, which approximate the economic lives for generally accepted accounting principles.

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 1996 and 1995 consolidated financial statements to conform to the fiscal 1997 presentation.

2. NOTES PAYABLE

At June 30, 1997, the Company maintained two lines of credit totaling
 $19,000,000. One line is for $11,000,000 with interest calculated at the London Interbank Offering Rate ("LIBOR") plus 1/5 percent, expiring January 2, 1998. The other is for $8,000,000 with interest calculated at prime less 1/4 percent, expiring January 15, 1998. A total of $11,380,000, $7,175,000 and $2,620,000 had been borrowed under the line of credit agreements at June 30, 1997, 1996 and 1995, respectively. Borrowings on lines of credit, based upon daily loan balances, averaged $9,390,334, $6,166,380 and $2,397,175 during the years ended June 30, 1997, 1996 and 1995, respectively. The maximum borrowings outstanding on these lines at any month end were $11,380,000, $9,415,000 and $4,983,000 during these same periods. The daily weighted average interest rate was 8.0%, 8.5% and 8.2% for the years ended June 30, 1997, 1996 and 1995, respectively. Management expects both lines of credit to be renewed for another year.

3. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of the following:

                                                             JUNE 30
                                                       1997           1996
                                                    ---------------------------

      Series 1993 notes payable                     $  7,800,000   $  7,800,000
      Industrial development revenue obligations:
       Series 1992A                                      655,000        935,000
       Series 1992B                                    1,575,000      1,635,000
      Other                                               15,714         23,758
                                                    ---------------------------
      Total long-term obligations                     10,045,714     10,393,758
      Less portion due within one year                   361,959        348,044
                                                    ---------------------------
      Long-term obligations due after one year       $  9,683,755   $10,045,714
                                                    ---------------------------
                                                    ---------------------------

3. LONG-TERM DEBT OBLIGATIONS (CONTINUED)

SERIES 1993 NOTES PAYABLE

On June 24, 1993, the Company issued $7,800,000 of Series 1993 unsecured notes bearing interest at rates ranging from 6.20% to 7.60% (6.20% at June 30, 1997), payable semiannually on June 1 and December 1 of each year, commencing on December 1, 1993. Maturity dates begin in 1999 and extend to 2013. At the Company's option, beginning June 1, 2003, notes maturing subsequent to 2003 may be redeemed prior to maturity, in whole or part, at redemption prices declining from 104% to 100% of face value, plus accrued interest.

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

AGGREGATE ANNUAL MATURITIES

                                 IDR OBLIGATIONS
      FISCAL        SERIES     --------------------                   TOTAL
   YEAR ENDING       1993      SERIES      SERIES                   LONG-TERM
     JUNE 30         NOTES     1992A       1992B      OTHER        OBLIGATIONS
--------------------------------------------------------------------------------

 1998             $        -   $295,000   $  60,000  $  6,959       $    361,959
 1999                165,000    175,000      65,000     8,032            413,032
 2000                175,000    185,000      70,000       723            430,723
 2001                370,000          -      75,000         -            445,000
 2002                390,000          -      75,000         -            465,000
 Thereafter        6,700,000          -   1,230,000         -          7,930,000
                  --------------------------------------------------------------
                   7,800,000    655,000   1,575,000    15,714         10,045,714
 Less current
  portion                  -    295,000      60,000     6,959            361,959
                  --------------------------------------------------------------
                  $7,800,000   $360,000  $1,515,000  $  8,755       $  9,683,755
                  --------------------------------------------------------------
                  --------------------------------------------------------------

The Company's long-term debt obligation agreements contain various covenants including: limiting total dividends and distributions made in the immediately preceding 60-month period to aggregate consolidated net income for such period, restricting senior indebtedness, limiting asset sales, and maintaining certain financial debt and interest ratios.

4. RETIREMENT PLANS

The Company has a defined contribution pension plan (the Plan) which covers substantially all of the Company's employees. Under the Plan, the Company contributes 10% of each participant's eligible compensation. Total contributions to the Plan for the years ended June 30, 1997, 1996 and 1995 were $392,868, $383,018 and $336,589, respectively.

The Company adopted, effective July 1, 1993, SFAS No. 106, EMPLOYERS' ACCOUNTING
 FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 1997 and 1996 was $313,200 and $332,800, respectively, of which $271,500 in 1997 and $288,600 in 1996 is related to the regulated utility operations. The transition obligation was accrued as a deferred charge and will be amortized over 20 years.
 Substantially all of the transition obligation is for the future cost of benefits to active employees.

The Company made a change to the plan, effective July 1, 1996, allowing pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The increased liability from this change is $269,200. The prior service obligation associated with this plan change at June 30, 1997 and 1996 was $251,300 and $269,200, respectively, of which $210,600 in 1997 and $225,600 in 1996 is related to regulated utility operations. The prior service obligation was accrued as a deferred charge and will be amortized over fifteen
 years.   The Company expects regulators in Montana and Wyoming to allow recovery of the additional costs associated with this plan change.

The incremental annual increases in consolidated expenses due to adoption of SFAS No. 106 were $126,400, $70,900 and $71,200 in fiscal years 1997, 1996 and
 1995, respectively. Included in these amounts were $101,900 in 1997, $58,100 in 1996 and $62,600 in 1995 relating to regulatory operations. The MPSC allowed recovery of these costs beginning on November 4, 1997 for the utility operations in Montana. Management believes it is probable that its regulators in Wyoming will allow recovery of these costs based upon recent industry rate decisions addressing this issue. The Company has established a VEBA trust fund and is contributing to that trust the annual expense of the plan. The balance in that trust after benefit payments in fiscal year 1997 is $141,900.

The following table presents the amounts recognized at June 30, 1997 and 1996 in the consolidated financial statements.

                                                      1997             1996
                                                   ---------------------------

      Accumulated postretirement benefit:
       Retirees                                      $125,700         $128,500
       Fully eligible active plan participants         86,500           80,500
       Other active plan participants                 604,200          522,900
                                                   ---------------------------
                                                      816,400          731,900
      Net unrecognized gains                           51,519           44,686
                                                   ---------------------------
                                                     $867,919         $776,586
                                                   ---------------------------
                                                   ---------------------------

      Net periodic postretirement benefit cost:
       Service cost                                 $  42,100        $  19,300
       Interest cost                                   52,000           32,000
       Actual return on plan assets                   (3,200)          (1,500)
       Amortization of transition obligation           19,600           19,600
       Net amortization and deferral                   17,900                -
       Deferred asset gain (loss)                     (2,000)                -
                                                   ---------------------------
      Net periodic postretirement benefit cost       $126,400        $  69,400
                                                   ---------------------------
                                                   ---------------------------

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at both June 30, 1997 and 1996 was 7.5 percent. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0 percent for the 1997-98 fiscal year and is assumed to decrease gradually to 5.5
 percent after 5 years and remain at that level thereafter.   The weighted-
 average health care cost trend rate was 11.0 percent for the 1996-97 fiscal year and was assumed to decrease gradually to 5.5 percent after 6 years and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1997 by $51,000, and the aggregate of interest and service cost for the year ended June 30, 1997 by $7,900.


5. INCOME TAX EXPENSE

Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The cumulative effect of adopting Statement No. 109 created a regulatory asset and a regulatory liability for regulated operations, representing the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No. 109. For the year ended June 30, 1997, changes in certain assets and liabilities resulted in an increase in regulatory assets of $43,109 and a decrease in regulatory liabilities of $13,160 for regulated entities, resulting in ending balances of $487,027 and $148,961, respectively.


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 and 1996 are as follows:

                                                      1997            1996
                                                  ----------------------------

        Deferred tax assets:
         Allowance for doubtful accounts          $     36,187    $     54,065
         Unamortized investment tax credit             149,182         162,343
         Contributions in aid of construction          204,222         115,876
         Other nondeductible accruals                  200,990         189,935
         Deferred gain on sale of assets                84,853          95,900
         Other                                          51,973          47,093
                                                  ----------------------------
        Total deferred tax assets                      727,407         665,212

        Deferred tax liabilities:
         Customer refunds payable                      657,459         399,255
         Property, plant and equipment               3,268,078       2,908,836
         Unamortized debt issue costs                  187,443         201,635
         Unamortized deferred rate case costs          109,540               -
         Covenant not to compete                        84,798          89,041
         Other                                           3,301          20,014
                                                  ----------------------------
        Total deferred tax liabilities               4,310,619       3,618,781
                                                  ----------------------------
        Net deferred tax liabilities                $3,583,212      $2,953,569
                                                  ----------------------------
                                                  ----------------------------

Income tax expense consists of the following:

                                                  YEAR ENDED JUNE 30
                                           1997         1996           1995
                                         --------------------------------------

    Current income taxes:
     Federal                               $202,356     $244,777       $705,420
     State                                   31,477       21,819        120,074
                                         --------------------------------------

    Total current income taxes              233,833      266,596        825,494

    Deferred income taxes (benefits):
     Tax depreciation in excess of book     364,262      341,217        179,794
     Book amortization in excess of tax    (29,900)     (35,958)       (56,981)
     Recoverable cost of gas purchases      255,130      322,479       (98,479)
     Regulatory surcharges                 (70,955)     (44,830)              -
     Deferred gain (loss) on
       sale of assets                         9,428     (95,900)              -
     Contributions in aid of
       construction                        (88,347)            -              -
     Deferred rate case costs                93,287            -              -
     Environmental study cleanup costs            -            -         20,539
     Other                                    7,022     (25,362)         17,813
                                         --------------------------------------

    Total deferred income taxes             539,927      461,646         62,686

    Investment tax credit, net             (21,062)     (21,062)       (21,062)
                                         --------------------------------------
    Total income taxes                     $752,698      $707,180      $867,118
                                         --------------------------------------
                                         --------------------------------------

    Income taxes--operations               $703,472      $670,025      $815,688
    Income taxes--other income               49,226        37,155        51,430
                                         --------------------------------------
    Total income taxes                     $752,698      $707,180      $867,118
                                         --------------------------------------
                                         --------------------------------------

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

                                             1997         1996         1995
                                         --------------------------------------

 Tax expense at statutory rate - 34%         $702,989     $666,930     $799,582

 State income tax, net of federal tax          47,084       44,710       77,377
 Amortization of deferred investment
  tax credits                                (21,062)     (21,062)     (21,062)
 Other                                         23,687       16,602       11,221
                                         --------------------------------------
 Total income taxes                          $752,698     $707,180     $867,118
                                         --------------------------------------
                                         --------------------------------------

6. REGULATED AND NONREGULATED OPERATIONS


Summarized financial information for the Company's regulated utility and nonregulated nonutility operations (before intercompany eliminations between regulated and nonregulated primarily consisting of gas sales from nonregulated to regulated entities, intercompany accounts receivable, accounts payable, equity, and subsidiary investment) is as follows:


                                                                    JUNE 30, 1997
                                                                         ELIMINATIONS
                                                   REG.        NONREG.                       CONSOL.
                                          ----------------------------------------------------------
CAPITAL EXPENDITURES                        $ 1,676,401     $1,530,799                   $ 3,207,200
                                          ----------------------------------------------------------
                                          ----------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET
  REGULATED UTILITIES                       $23,739,918                                  $23,739,918
  NONREGULATED PROPANE                                      $3,069,236                     3,069,236
  OIL AND GAS OPERATIONS                                       120,762                       120,762
  REAL ESTATE HELD FOR INVESTMENT                              467,864                       467,864
                                          ----------------------------------------------------------
TOTAL PROPERTY  PLANT AND EQUIPMENT          23,739,918      3,657,862                    27,397,780

CURRENT ASSETS                                9,820,008      2,790,148   $  (211,834)     12,398,322

OTHER ASSETS                                  3,823,659        337,086    (1,071,998)      3,088,747
                                          ----------------------------------------------------------

TOTAL ASSETS                                $37,383,585     $6,785,096   $(1,283,832)    $42,884,849
                                          ----------------------------------------------------------
                                          ----------------------------------------------------------

EQUITY                                      $ 9,411,406     $3,656,421   $(1,070,893)    $11,996,934
LONG-TERM DEBT                                7,952,072      1,731,683      9,683,755
CURRENT LIABILITIES                          14,791,018        218,876        306,991     15,316,885
DEFERRED INCOME TAXES                         2,746,547        360,725                     3,107,272
OTHER LIABILITIES                             2,482,542        817,391      (519,930)      2,780,003
                                          ----------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES        $37,383,585     $6,785,096   $(1,283,832)    $42,884,849
                                          ----------------------------------------------------------
                                          ----------------------------------------------------------


                                                                   JUNE 30, 1996
                                                                         ELIMINATIONS
                                                   REG.        NONREG.                       CONSOL.
                                          ----------------------------------------------------------

CAPITAL EXPENDITURES                        $ 3,910,000     $  680,609                   $ 4,590,609
                                          ----------------------------------------------------------
                                          ----------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET
  REGULATED UTILITIES                       $22,362,130                                  $22,362,130
  NONREGULATED PROPANE                                      $2,971,174                     2,971,174
  OIL AND GAS OPERATIONS                                       274,352                       274,352
  REAL ESTATE HELD FOR INVESTMENT                              482,173   $          1    $   482,174
                                          ----------------------------------------------------------
TOTAL PROPERTY  PLANT AND EQUIPMENT          22,362,130      3,727,699              1     26,089,830

CURRENT ASSETS                                7,663,566      2,385,186      (956,548)      9,092,204

OTHER ASSETS                                  3,669,404        590,542    (1,947,307)      2,312,639
                                          ----------------------------------------------------------

TOTAL ASSETS                                $33,695,100     $6,703,427   $(2,903,854)    $37,494,673
                                          ----------------------------------------------------------
                                          ----------------------------------------------------------

EQUITY                                      $ 9,303,596     $3,168,260   $(1,071,999)    $11,399,857
LONG-TERM DEBT                                8,257,090      1,788,624                    10,045,714
CURRENT LIABILITIES                          10,452,787      1,192,271      (557,495)     11,087,563
DEFERRED INCOME TAXES                         3,207,968        270,816      (778,600)      2,700,184
OTHER LIABILITIES                             2,473,659        283,456      (495,760)      2,261,355
                                          ----------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES        $33,695,100     $6,703,427   $(2,903,854)    $37,494,673
                                          ----------------------------------------------------------
                                          ----------------------------------------------------------



                                                                  1997                                                      1996
                                            REG.            NONREG.      ELIMINATIONS    CONSOL.        REG.            NONREG.
                                        ------------------------------------------------------------------------------------------
OPERATING REVENUE                           $26,882,248     $9,143,144   $(3,803,591)    $32,221,801    $23,672,186    $ 4,510,942

GAS TRADING REVENUE                                          5,993,668                     5,993,668                     4,348,239
                                        ------------------------------------------------------------------------------------------

TOTAL OPERATING REVENUE                      26,882,248     15,136,812    (3,803,591)     38,215,469     23,672,186      8,859,181

GAS PURCHASED                                16,192,875      6,747,439    (3,803,591)     19,136,723     13,646,178      2,539,635

COST OF GAS TRADING                                          5,538,847                     5,538,847                     3,751,053
DISTRIBUTION, GENERAL & ADMINISTRATIVE        5,857,321      1,641,146                     7,498,467      5,578,188      1,346,203
MAINTENANCE                                     403,723         92,998                       496,721        348,123         60,467
DEPRECIATION AND AMORTIZATION                 1,348,733        340,349                     1,689,082      1,359,339        307,917
TAXES OTHER THAN INCOME                         545,448        114,685                       660,133        523,768        105,660
                                        ------------------------------------------------------------------------------------------

OPERATING INCOME                            $ 2,534,148     $  661,348   $          -    $ 3,195,496    $ 2,216,590    $   748,246
                                        ------------------------------------------------------------------------------------------
                                        ------------------------------------------------------------------------------------------

                                                 1996                                                        1995
                                           ELIMINATIONS    CONSOL.         REG.           NONREG.      ELIMINATIONS     CONSOL.
                                        ------------------------------------------------------------------------------------------

OPERATING REVENUE                          $(1,213,359)    $26,969,769    $24,363,446     $4,077,768   $(1,131,655)     $27,309,55

GAS TRADING REVENUE                                          4,348,239                     3,238,839                     3,238,839
                                        ------------------------------------------------------------------------------------------

TOTAL OPERATING REVENUE                     (1,213,359)     31,318,008     24,363,446      7,316,607    (1,131,655)     30,548,398

GAS PURCHASED                               (1,213,359)     14,972,454     15,077,466      2,170,877    (1,131,655)     16,116,688

COST OF GAS TRADING                                          3,751,053                     2,500,363                     2,500,363
DISTRIBUTION, GENERAL & ADMINISTRATIVE                       6,924,391      5,130,220      1,249,431                     6,379,651

MAINTENANCE                                                    408,590        304,677          1,400                       306,077
DEPRECIATION AND AMORTIZATION                                1,667,256      1,205,758        352,997                     1,558,755
TAXES OTHER THAN INCOME                                        629,428        494,338        100,230                       594,568
                                        ------------------------------------------------------------------------------------------

OPERATING INCOME                           $          -    $ 2,964,836    $ 2,150,987    $   941,309  $           -    $ 3,092,296
                                        ------------------------------------------------------------------------------------------
                                        ------------------------------------------------------------------------------------------

7. Stock Options and Ownership Plans

Stock Options

There are two Incentive Stock Option Plans which provide for grants of options to purchase up to 200,000 shares of the Company's common stock to key employees. The option price may not be less than 100% of the common stock fair market value on the date of grant (110% of the fair market value if the employee owns more than 10% of the Company's outstanding common stock). These options may not have a term exceeding five years.

Since the Company has elected to use APB No. 25, pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company had accounted for its stock options under the fair value method of that statement. For the fiscal year ended June 30, 1996, no options were granted and for the fiscal year ended June 30, 1997 only a limited number of options were granted, resulting in no material impact on pro forma net income or earnings per share. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

 1997
                                                              ---------

Risk-free interest rate--length of exercise period               6.3%
Dividend yields                                                  5.2%
Volatility factors of the expected market price of
 the Company's common stock                                      .187
Weighted-average expected life of the employee
 stock options                                                5 years

The weighted-average fair value of options granted              $1.20

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.
A summary of the activity under the plans is as follows:

                                                                 Weighted
                                                                 Average
                                                  Number of      Exercise
                                                   Shares          Price
                                              -----------------------------
            Fiscal 1997
            Outstanding at July 1, 1996               75,708         $7.244
            Granted                                   20,000         $8.406
            Exercised                                  (980)         $7.061
            Expired                                  (5,300)         $6.783
                                               -------------
                                                      89,428         $7.533
                                               -------------
                                               -------------

            Outstanding at June 30, 1997
            At June 30, 1997
            Exercisable                               89,428
            Available for grant                        8,400

            Fiscal 1996
            Outstanding at July 1, 1995               90,588         $6.976
            Granted                                        -
            Exercised                               (13,680)         $5.480
            Expired                                  (1,200)         $6.500
                                               -------------
                                                      75,708         $7.244
                                               -------------
                                               -------------
            Outstanding at June 30, 1996
            At June 30, 1996
            Exercisable                               75,708
            Available for grant                        6,052

            Fiscal 1995
            Outstanding at July 1, 1994              106,948         $6.625
            Granted                                    5,000         $9.125
            Exercised                               (14,410)         $5.585
            Expired                                  (6,950)         $6.008
                                               -------------


            Outstanding at June 30, 1995              90,588         $6.976
                                               -------------
                                               -------------
            At June 30, 1995
            Exercisable                               90,588
            Available for grant                       29,652

Employee Stock Ownership Plan

In 1984, the Company established an Employee Stock Ownership Plan ("ESOP") which covers most of the Company's employees. The unleveraged ESOP receives cash contributions from the Company each year as determined by the Board of Directors and will buy shares of the Company's common stock from either the Company or the open market at the then current price per share. The ESOP has no allocated shares, committed-to-be-released shares or suspense shares at the balance sheet dates. In addition, there are no unearned shares and there is no repurchase obligation. The Company has contributed and recognized as expense $100,615, $121,400 and $129,367 for the years ended June 30, 1997, 1996 and
 1995, respectively.   During the years ended June 30, 1997, 1996 and 1995, the
 ESOP acquired 14,490 shares at $8.38 per share, 15,889 shares at $8.00 per share and 11,535 shares at $9.00 per share, respectively.

8. Operating Lease

The Company leases a building in Cody, Wyoming. The lease expires on June 30, 2005. Future minimum rental payments will be approximately $72,000 per year from fiscal 1996 through fiscal 2005, for total future minimum lease payments of $576,000. Rental expenses related to this lease were $73,599, $73,808 and $70,133 in fiscal years 1997, 1996 and 1995, respectively.

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

The Company does not have an option to repurchase the real property. However, should the lessor have a bona fide third-party offer, the Company has the right of first refusal to buy the land and buildings under the same terms and conditions. As a result, the transaction has been recorded as a sale, resulting in a deferred gain of $236,000, which is amortized ratably into income over the initial lease term. The balance of the deferred gain at June 30, 1997 is $213,000. The land, buildings and related accounts are no longer recognized in the accompanying financial statements.

The future minimum lease payments under the terms of the related lease agreement require the payment of $51,975 per year from fiscal 1997 through fiscal 2006, for total future minimum lease payments of $467,775.

10. Commitments and Contingencies

Commitments

The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1998 and ending in 2007. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiation every two years. Current prices per Mcf for these contracts range from $1.60 to $1.65. Based on current prices, the minimum take or pay obligation at June 30, 1997 for each of the next five years and in total is as follows:

                              Fiscal Year
                              -----------

                              1998                $1,564,513
                              1999                 1,260,913
                              2000                   822,913
                              2001                   555,713
                              2002                   164,250
                              Thereafter             821,250
                                                 -----------
                              Total               $5,189,552
                                                 -----------
                                                 -----------

Natural gas purchases under these contracts for the years ended June 30, 1997, 1996 and 1995 approximated $1,100,000, $3,530,000, and $4,000,000, respectively.

On August 1, 1997, the Company entered into a take or pay propane contract which expires July 31, 1998. The contract generally requires the Company to purchase all propane quantities produced by a propane producer in Wyoming (approximately 250,000 gallons per month) tied to the Worland, Wyoming spot price.

Environmental Contingency

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality ("MDEQ"), formerly known as the Montana Department of Health and Environmental Science ("MDHES"), in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. The Company's environmental consultant filed the report with the MDEQ on June 11, 1997. The MDEQ is evaluating the report and after completion of its review will provide for public comment related to the remediation plan. Once the comment period has lapsed and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation could be in place by the fall of 1998.

At June 30, 1997, the costs incurred in evaluating this site have totaled approximately $430,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 1997, that recovery mechanism had generated approximately $410,000, or about what had been expended. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ.

11. Regulatory Matters

On July 8, 1996, the Company filed a general rate case with the MPSC requesting
 a revenue increase for its Great Falls Gas operations.   The MPSC approved an
 interim general rate increase on November 4, 1996 of $275,000 with a final
 order approved on April 7, 1997  for  an additional $20,000.   The Company
 filed for a general rate increase for Broken Bow (a regulated utility subsidiary in Payson, Arizona) on September 26, 1996 with the ACC. The ACC will make its final ruling by August 27, 1997. It is expected the ACC will approve a rate increase of approximately $390,000.

12. Financial Instruments and Risk Management

For the fiscal year ended June 30, 1996, the Company was a party to a gas financial hedge agreement for its regulated operations. Under this agreement, the Company is required to pay the counterparty (an entity making a market in gas futures) a cash settlement equal to the excess of an agreed upon fixed price over a stated index price for gas purchases. The Company receives cash from the counterparty when the fixed price is below the stated index price. This hedge agreement was made to minimize exposure to gas price fluctuations. This price differential had no impact on earnings, because the effect of the difference is included in gas costs and adjusted to recoverable cost of gas purchases for any differences between the cost of gas allowed by the regulators and the actual prices paid, including any financial hedge agreements.

For the fiscal year ended June 30, 1997, the Company is a party to three gas hedge agreements for nonregulated operations. These agreements represent approximately 95% of the supply required for those operations. The hedges were made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas.


                                                                                                       Fair
                                                                   Index Price                       Value of
                 Volume                                             Range for  Contract   Index      Remaining
     Fiscal Year  (MMBTU   Effective  Termination  Contract          Fiscal    Value at   Price at   Contract
                  Per Day)   Date     Date          Price             Year      June 30   June 30    at June 30
     ------------------------------------------------------------------------------------------------------------

     1996
     ---------
     Hedge #1  5,000        11/1/95    10/31/96      $1.35    $.89 to $1.22    $830,250     $0.89    $547,350

     1997
     ---------
     Hedge #1  4,000        9/1/96      8/31/97      $1.03    $.88 to $2.11    $255,400     $1.19    $294,600
     Hedge #2  400          9/1/96      8/31/97      $1.20    $.88 to $2.11    $  29,800    $1.19    $ 29,500
     Hedge #3  500          1/1/97      6/30/98      $2.08    $1.39 to $4.18   $379,600     $1.44    $262,800


In July 1997 the Company signed a gas hedge agreement beginning November 1, 1997 and ending March 31, 1998 for 5,000 MMBTU per day at $2.075 per MMBTU for one of its regulated operations. This hedge was entered into to minimize the Company's exposure to price fluctuations.

13. Subsequent Event

The Company closed an $8,000,000 debt issuance on August 15, 1997. The net proceeds received, after payment of issuance costs, were approximately $7,600,000, which were used to pay down short-term debt. The interest rate for these bonds is 7.5%; principal repayment is due June 1, 2012.

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

                                     PART IV

Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

 (a)     1.  Financial Statements included in Part II, Item 8:
                Report of Independent Auditors
                Consolidated Balance Sheets
                Consolidated Statements of Income
                Consolidated Statements of Stockholders' Equity
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements
         2.    Financial Statement Schedules included in Item 14 (d):
                Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. Exhibits (See Exhibit Index on Page E-1)

 (b)     Reports on Form 8-K
         none

 (d)                               SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                ENERGY WEST INC.


                                  JUNE 30, 1997


                              Balance At   Charged      Write-Offs    Balance
                              Beginning    to Costs     Net of        at End of
Description                   of Period    & Expenses   Recoveries    Period
----------                    ---------    ----------   ----------    ------

ALLOWANCE FOR
UNCOLLECTIBLE ACCOUNTS

Year Ended June 30, 1995      $189,291       $81,327     ($79,450)    $191,168

Year Ended June 30, 1996      $191,168       $64,509     ($47,571)    $208,106

Year Ended June 30, 1997      $208,106      $130,992     ($171,274)   $167,824

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

/s/  Larry D. Geske                                              09/27/97
-------------------                                              --------
Larry D. Geske
President and Chief Executive                                    Date
Officer and Acting Chairman of the Board

/s/ Ian B. Davidson                                              09/27/97
-------------------                                              --------
Ian B. Davidson                     Director                     Date

/s/ Thomas N. McGowen, Jr.                                       09/27/97
--------------------------                                       --------
Thomas N. McGowen, Jr.              Director                     Date

/s/ G. Montgomery Mitchell                                       09/27/97
--------------------------                                       --------
G. Montgomery Mitchell              Director                     Date

/s/ George D. Ruff                                               09/27/97
------------------                                               --------
George D. Ruff                      Director                     Date

/s/ David A. Flitner                                             09/27/97
--------------------                                             --------
David A. Flitner                    Director                     Date

/s/ Dean South                                                   09/27/97
--------------                                                   --------
Dean South                          Director                     Date

                                  EXHIBIT INDEX

EXHIBITS

3.1 Restated Articles of Incorporation of the Company, as amended to date (previously filed).

3.2  Bylaws of the Company, as amended to date (previously filed).

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

10.1     Credit Agreement dated as of January 18, 1995, by and between the
 Company  and Norwest Bank     Great Falls, National Association (previously
 filed).

10.2     Amendment dated April 17, 1996 to Credit Agreement dated as of January
 18,  1995, by and        between the Company and Norwest Bank Montana, National
 Association (previously filed).

10.3     Amendment dated November 7, 1996 to Credit Agreement dated as of
 January  18, 1995, the   Company and Norwest Bank Montana, National Association
 (previously filed).

10.4     Promissory Note dated November 7, 1996, issued to Norwest Bank Montana,
 National       Association (previously filed).

10.5 Credit Agreement dated as of February 12, 1997, by and between the Company
 and First Bank          Montana, National Association (previously filed).


10.6     Delivered Gas Purchase Contract dated February 23, 1997, as amended by
 that Letter   Amendment Amending Gas Purchase Contract dated March 9, 1982;
 that Amendment to Delivered  Gas Purchase Contract applicable as of March 20,
 1986; that Letter Agreement dated      December 18, 1986; that Letter Agreement
 dated April 12, 1988; that Letter Agreement dated     April 28, 1992; that
 Letter Agreement dated March 14, 1996; that Letter Agreement dated   April 15,
 1996; a second Letter Agreement dated April 15, 1996; that Letter dated
 February      18, 1997; and that Letter dated April 1, 1997, transmitting a
 Notice of Assignment    effective February 26, 1993 (previously filed).

10.7     Delivered Gas Purchase Contract dated December 1, 1985, as amended by
 that Letter   Agreement dated July 1, 1986; that Letter Agreement dated
 November 19, 1987; that Letter    Agreement dated December 1, 1988; that Letter
 Agreement dated July 30, 1992; that    Assignment Conveyance and Bill of Sale
 effective as of January 1, 1993; that Letter     Agreement dated March 8,,
 1993; that Letter Agreement dated October 21, 1993; that Letter      Agreement
 dated October 18, 1994; that Letter Agreement dated January 30, 1995; that Letter Agreement dated August 30, 1995; that Letter Agreement dated October 3,
 1995; that    Letter Agreement dated October 31, 1995; that Letter Agreement
 dated December 21, 1995;     that Letter Agreement dated April 25, 1996; that
 Letter Agreement dated January 29, 1997;    and that Letter dated April 11,
 1997 (previously filed).


10.8     Natural Gas Sale and Purchase Agreement dated July 20, 1992 between
 Shell Canada Limited    and the Company, as amended by that Letter Agreement
 dated August 23, 1993; that Amending   Agreement effective as of November 1,
 1994; and that Schedule A Incorporated Into and Forming a Part of That Natural Gas Sale and Purchase Agreement, effective as of November 1, 1996 (previously filed).

10.9 Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-1, File No. 33-1672).

10.10    1992 Stock Option Plan (previously filed).

10.11 Form of Incentive Stock Option under the 1992 Stock Option Plan (previously filed).

10.12    Management Incentive Plan (previously filed).

21.1     Subsidiaries of the Company (filed herewith).

23.1     Consent of Independent Auditors (filed herewith).

27.1     Financial Data Schedule (filed herewith).