Form 10-Q
period 1997-09-30
ENERGY WEST INC
filed 1997-11-14
CIK 43350

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                      Quarterly Report under section 13 or 15(d)
                        of the Securities Exchange Act of 1934

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1997
                                          OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

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

CLASS OUTSTANDING AT  SEPTEMBER 30, 1997
(COMMON STOCK, $.15 PAR VALUE) 2,377,755

                               ENERGY WEST INCORPORATED
                                  INDEX TO FORM 10-Q

                                                                      Page No.

Part I - Financial Information

    Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets as of
             September 30, 1997  and June 30, 1997                       1

             Condensed Consolidated Statements of Income -
             three months ended September 30, 1997 and 1996              2

             Condensed Consolidated Statements of cash flows
             three months ended September 30, 1997 and 1996              3

             Notes to Condensed Consolidated Financial Statements     4-11

    Item 2 - Management's discussion and analysis of
             financial condition and results of operations           12-15

Part II   Other Information

    Item 1 - Legal Proceedings                                          16

    Item 2 - Changes in Securities                                      17

    Item 3 - Defaults upon Senior Securities                            17

    Item 4 - Submission of Matters to a Vote of Security Holders        17

    Item 5 - Other Information                                          17

    Item 6 - Reports on Form 8-K                                        17

    Signatures

I. FINANCIAL INFORMATION
   Item 1. Financial Statements


                                     FORM 10Q
                             ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                    September 30       June 30
                                                                            1997          1997
                                                                   -------------   -----------
Current Assets:
  Cash                                                               $    15,938    $  148,665
  Restricted Deposit with Trustee                                              -             -
  Accounts Receivable (net)                                            3,226,402     3,402,528
  Natural Gas and Propane Inventory                                    6,314,167     5,792,517
  Materials and Supplies                                                 551,649       561,112
  Prepayments and other                                                  840,823       518,504
  Refundable Income Tax Payments                                         582,399       301,711
  Recoverable Cost of Gas Purchases                                    1,921,919     1,673,285
  Deferred income taxes - current                                        184,597             -
                                                                   -------------   -----------

    Total Current Assets                                              13,637,894    12,398,322
                                                                   -------------   -----------
Investments                                                              257,560       257,560
Notes Receivable Due After One Year                                        2,537         2,537
Property, Plant and Equipment-Net                                     27,903,141    27,397,780
Deferred Charges                                                       3,606,495     2,828,650
                                                                   -------------   -----------
Total Assets                                                         $45,407,627   $42,884,849
                                                                   -------------   -----------
                                                                   -------------   -----------
                           CAPITALIZATION AND LIABILITIES

Capitalization and liabilities:
Current Liabilities:
  Note payable to bank                                               $ 6,160,000   $11,380,000
  Long-term debt due within one year                                     244,694       361,959
  Accounts Payable - Gas Purchases                                     1,206,447     1,158,700
  Other Current and Accrued Liabilities                                2,426,344     2,416,226
                                                                   -------------   -----------
    Total Current Liabilities                                         10,037,485    15,316,885

Deferred Credits                                                       6,711,409     5,887,275
Long-term obligations                                                 17,443,755     9,683,755

Stockholders' Equity
  Preferred Stock                                                             $0            $0
  Common Stock (2,377,755 and
  2,357,470 shares were outstanding at September
  30, 1997 and June 30, 1997 respectively)                               356,666       353,623
  Capital in Excess of Par Value                                       3,090,315     2,932,962
  Retained Earnings                                                    7,767,997     8,710,349
                                                                   -------------   -----------

  Total Stockholder's Equity                                          11,214,978    11,996,934
                                                                   -------------   -----------
Total Capitalization and Liabilities                                 $45,407,627   $42,884,849
                                                                   -------------   -----------
                                                                   -------------   -----------


The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10Q
                            ENERGY WEST INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months and
                                                           Year-To-Date
                                                           September 30
                                                                     (Restated)
                                                           1997           1996
                                                    --------------------------
 Operating revenue:
 Regulated utilities                                $ 3,113,286    $ 2,877,377
 Nonregulated operations                              1,153,640      1,057,081
 Gas trading                                            957,589        657,346
                                                    --------------------------
 Total Revenue                                        5,224,515      4,591,804
                                                    --------------------------
                                                    --------------------------
 Operating Expenses
 Gas Purchased                                        2,509,841      2,128,287
 Cost of gas trading                                    876,315        588,348
 Distribution, general and administrative             1,864,069      1,921,857
 Maintenance                                            123,874        101,454
 Depreciation and Amortization                          448,481        465,143
 Other Taxes                                            146,341        145,963
                                                    --------------------------
    Total Operating Expenses                          5,968,921      5,351,052
                                                    --------------------------
                                                    --------------------------
 Operating Loss                                        (744,406)      (759,248)
 Other Income (Loss) - Net                               89,223         91,403
                                                    --------------------------
 Loss before interest charges and
 income tax benefit                                    (655,183)      (667,845)
                                                    --------------------------
 Interest Charges:
 Long-Term Debt                                         250,038        174,363
 Other                                                  180,685        164,270
                                                    --------------------------
 Total Interest Charges                                 430,723        338,633
                                                    --------------------------
                                                    --------------------------
 Loss before income tax benefit                      (1,085,906)    (1,006,478)
 Provision for Income tax benefit                      (405,107)      (372,996)
                                                    --------------------------
 Net Loss                                             ($680,799)     ($633,482)
                                                    --------------------------
                                                    --------------------------
 Loss Per Share of Common and
 Common Equivalent Stock:
 Loss per share                                          ($0.29)        ($0.27)
                                                    --------------------------
                                                    --------------------------
 Dividends per common share                              0.1100         0.1000
 Weighted Average Common
 Shares Outstanding                                   2,375,899      2,335,652

 The accompanying notes are an integral part of these condensed financial statements.

                                  FORM 10Q
                          ENERGY WEST INCORPORATED
                Condensed Consolidated Statements of Cash Flows


                                                                       Three Months Ended
                                                                           September 30
                                                                                     (Restated)
                                                                          1997            1996
                                                                    --------------------------
Operating Activities:
    Net Loss                                                          ($680,799)     ($633,482)

  Adjustment to Reconcile Net Loss to Cash Flows:
    Depreciation and Amortization                                       501,375        550,340
    (Gain) Loss on Sale of Marketable Equity Securities                       0       (100,526)
    (Gain) Loss on Sale of Property, Plant & Equipment                  (10,234)           232
    Deferred Gain on Sale of Assets                                      (5,907)        (5,907)
    Investment Tax Credit - Net                                          (5,266)        (5,266)
    Deferred Income Taxes - Net                                         126,574        401,974
    Change in Operating Assets and Liabilities
      Accounts Receivable                                               176,126        195,375
      Gas Inventory                                                    (385,605)      (689,638)
      Accounts Payable                                                   41,828        (24,389)
      Recoverable Cost of Gas Purchases                                (248,633)      (803,152)
      Prepaids                                                         (322,319)      (221,404)
      Other Assets and Liabilities                                     (583,622)      (450,173)
                                                                    --------------------------
    Net Cash Provided by (Used In) Operating Activities              (1,396,482)    (1,786,016)

Investing Activities:
    Construction Expenditures                                          (855,592)      (960,718)
    Collection of Long-Term Notes Receivable                                  0            696
    Proceeds from Contributions in Aid of Construction                  116,978         30,160
    Proceeds from Sale of Property, Plant & Equipment                    14,250          1,811
    Proceeds from Sale of Mkt Equity Securities                               0        273,572
                                                                    --------------------------
      Net Cash Provided by (Used In) Investing Activities              (724,364)      (654,479)

Financing Activities:
    Proceeds from Long-Term Debt                                      8,000,000              -
    Debt Issuance and Reacquisition Costs                              (335,724)             -
    Repayment of Long-Term Debt                                        (355,000)      (355,000)
    Proceeds from Notes Payable                                       7,760,000      5,085,000
    Repayment of Short-Term Borrowings                              (12,980,000)    (2,900,000)
    Proceeds from Sale of Common Stock                                  160,396        124,492
    Dividends on Common Stock                                          (261,553)      (158,308)
                                                                    --------------------------
      Net Cash Provided by (Used In) Financing Activities             1,988,119      1,796,184
                                                                    --------------------------
      Net Increase (Decrease) in Cash and Cash Equivalents             (132,727)      (644,311)

        Cash and Cash Equivalents at Beginning of Year                  148,665        721,093
                                                                    --------------------------
        Cash and Cash Equivalents at End of Period                      $15,938        $76,782
                                                                    --------------------------
                                                                    --------------------------


The accompanying notes are an integral part of these condensed financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                             SEPTEMBER 30, 1997

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-q and
article 10 of regulation s-x.   Accordingly,  they do not  include all of the
information and footnotes required by generally accepted  accounting
principles for complete financial statements.   In the  opinion  of
management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended september 30, 1997 are not necessarily indicative of the results that may be expected for the year ended june 30, 1998 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the energy west incorporated (The company) annual report on form 10-k for the year ended june 30, 1997.

Prior Period Adjustment

The company has restated its previously issued fiscal 1997 condensed consolidated statements of income for the three months ended september 30, 1996, to reflect the deferral of the gain on sale-leaseback of assets totalling $236,000, which occurred in june 1996. The gain is being amortized ratably into income over the initial ten-year lease term. The effect of the amortization on results of operations for the above mentioned condensed consolidated statements of income is as follows:

                              September 30, 1996
Net Income (loss):            three months ended
                              ------------------
  As previously reported           ($636,811)
  As restated                      ($633,482)
Net income per common share:
  As previously reported           ($.27)
  As restated                      ($.27)

Note 2 - Earnings Per Common and Common Equivalent Share

Earnings per common share are computed based on the weighted average number of common shares issued and outstanding and common stock equivalents, if dilutive. In february 1997, the financial accounting standards board (sfas) issued statement of financial accounting standards no. 128, earnings per share. The overall objective of statement 128 is to simplify the calculation of earnings per share (eps) and achieve comparability with the recently issued international accounting standard no. 33, earnings per share. Statement 128 is effective for both interim and annual financial statements for periods ending after december 15, 1997. Earlier application is not permitted. As a result, calendar year end companies will first report on the new eps basis in the fourth quarter ended december, 1997. Subsequent to the effective date, all prior-period eps amounts (including eps information in interim financial statements, earnings summaries, and selected financial data) are required to be restated to conform to the provisions of statement
128. Under statement 128, primary eps will be replaced with a new simpler calculation called basic eps. Basic eps will be calculated by dividing income available to common stockholders (i.e., net income less preferred stock dividends) by the weighted average common shares outstanding. Thus, in the most significant change in current practice, options, warrants, and convertible securities will be excluded from the calculation. Further, contingently issuable shares will be included in basic eps only if all the necessary conditions have been satisfied by the end of the period and it is only a matter of time before they are issued. Basic eps under statement 128 will result in higher earnings per share because common stock equivalents will not be included. Thus, the basic eps calculation will be less complex and easier to prepare. The company has not calculated basic earnings per share at the end of september 30, 1997, but will adopt this standard in the second quarter of fiscal 1998.

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

Since the company has elected to use apb no. 25, pro forma information regarding net income and earnings per share is required by sfas no. 123 as if the company had accounted for its stock options under the fair value method of that statement. For the fiscal year through september 30, 1997, no options were granted and for the fiscal year ended june 30, 1997 only a limited number of options were granted, resulting in no material impact on pro forma net income or earnings per share. The fair value for these options was estimated at the date of grant using the black-scholes option pricing model with the following weighted average assumptions:


                                                            1997
                                                          --------
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

For the period ended September 30, 1997, the Company is a party to one gas hedge agreement for nonregulated operations. This agreement represents approximately 95% of the supply required for those operations. The hedge was made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas.


                                                                                                                        Fair
                                                                       Index Price                                    Value of
               Volume                                                   Range for       Contract       Market         Remaining
Fiscal Year  (MMBTU Per   Effective      Termination      Contract       Fiscal        Value at       Price at        Contract
   1997         Day)         Date           Date           Price          Year          Sep 30         Sep 30         at Sep 30
----------------------------------------------------------------------------------------------------------------------------------
Hedge #3        500        1/1/97          6/30/98         $2.08      $1.44 to $1.47   $283,920        $1.85         $252,525 (1)





In July 1997 the Company signed a gas hedge agreement beginning November 1, 1997 and ending March 31, 1998 for 5,000 MMBTU per day at $2.075 per MMBTU for one of its regulated operations. This hedge was entered into to minimize the Companys exposure to price fluctuations.

(1) On October 20, 1997, this hedge was sold at a market price of $2.14 per MMBTU, which resulted in a small gain.

Note 6 - Income Taxes

Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At September 30, 1997, components of the Company's deferred tax assets and deferred tax liabilities are as follows:


Deferred tax assets:
  Allowance for doubtfulaccounts............................................... $   42,234
  Unamortized Investment Tax Credit............................................    149,182
  Contributions in Aid of Construction.........................................    248,277
  Deferred Gain on Sale of Assets..............................................     84,853
  Other nondeductible accruals.................................................    117,261
                                                                                ----------
     Total deferred tax assets.................................................    641,807
                                                                                ----------
Deferred tax liabilities:
  Customer refunds payable.....................................................    756,008
  Property, Plant and Equipment................................................  3,327,952
  Unamortized Debt Issue Costs.................................................    183,895
  Covenant Not to Compete......................................................     83,737
                                                                                ----------
     Total deferred tax liabilities............................................  4,351,592
                                                                                ----------
Net deferred tax liability..................................................... $3,709,785
                                                                                ----------
                                                                                ----------
Income tax expense consists of the following:

Current income taxes (benefits):
   Federal.....................................................................  ($460,857)
   State.......................................................................    (70,894)
                                                                                ----------
Total current income taxes (benefits)   .......................................   (531,751)
                                                                                ----------
Deferred income taxes (benefits):
   Excess tax depreciation.....................................................     92,561
   Excess tax (book) amortization..............................................     (4,609)
   Recoverable cost of gas purchases...........................................     98,549
   Contributions in Aid of Construction........................................    (43,239)
                                                                                ----------
   Other.......................................................................    (11,352)
 Total deferred income taxes...................................................    131,910
Investment tax credit, net.....................................................     (5,266)
                                                                                ----------
Total income taxes (benefits)..................................................  ($405,107)
                                                                                ----------
                                                                                ----------


Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:


Tax expense (benefit) at statutory rates - 34%.................................  ($369,650)
State income taxes (benefit), net of federal income taxes......................    (28,370)
Amortization of deferred investment tax credits................................     (5,266)
Other..........................................................................     (1,821)
                                                                                ----------
Total income taxes (benefits)..................................................  ($405,107)
                                                                                ----------
                                                                                ----------


Note 7 - Commitments and Contingencies

Commitments

The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1998 and ending in 2007. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiation every two years. Current prices per Mcf for these contracts range from $1.60 to $1.65.
 Based on current prices, the minimum take or pay obligation at September 30, 1997 for each of the next five years and in total is as follows:

                       Fiscal Year
                       -----------
                       1998                                 $1,564,513
                       1999                                  1,260,913
                       2000                                    822,913
                       2001                                    555,713
                       2002                                    164,250
                       Thereafter                              821,250
                                                            ----------
                       Total                                 5,189,552
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

ENVIRONMENTAL MATTER

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

At September 30, 1997, the costs incurred in evaluating this site have totaled approximately $442,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 1997, that recovery mechanism had generated approximately $423,000, or about what had been expended. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ.

LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part 11 -Other information, Item 1., the adverse outcome of which individually or in the aggregate, in the Company's view, would have a material adverse effect on the Company's results of operations, financial position or liquidity.

Note 8 - Operating Revenues and Expenses,

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:


                                                         Three Months
                                                             Ended
                                                          September 30
                                                     -----------------------
                                                       1997           1996
                                                    ----------     ----------
Operating Revenues:
  Regulated utilities                               $3,113,286     $2,877,377
Non-regulated operations                             1,153,640      1,057,081
Gas trading                                            957,589        657,346
                                                    ----------     ----------
                                                    $5,224,515     $4,591,804
                                                    ----------     ----------
                                                    ----------     ----------
Operating Expenses:
  Gas Purchased:
Regulated                                           $1,695,157     $1,429,943
Non-regulated                                          814,684        698,344
Cost of gas trading                                    876,315        588,348
                                                    ----------     ----------
                                                    $3,386,156     $2,716,635
                                                    ----------     ----------
                                                    ----------     ----------
Distribution, general and administrative:
Regulated                                           $1,450,376     $1,547,146
Non-regulated                                          413,693        374,711
                                                    ----------     ----------
                                                    $1,864,069     $1,921,857
                                                    ----------     ----------
                                                    ----------     ----------
Maintenance:
Regulated                                              $97,242        $77,963
Non-regulated                                           26,632         23,491
                                                    ----------     ----------
                                                      $123,874       $101,454
                                                    ----------     ----------
                                                    ----------     ----------
Depreciation and amortization:
Regulated                                             $360,923       $370,665
Non-regulated                                           87,558         94,478
                                                    ----------     ----------
                                                      $448,481       $465,143
                                                    ----------     ----------
                                                    ----------     ----------
Taxes other than income:
Regulated                                             $121,108       $120,346
Non-regulated                                           25,233         25,617
                                                    ----------     ----------
                                                      $146,341       $145,963
                                                    ----------     ----------
                                                    ----------     ----------
Income taxes (benefit):
Regulated                                           ( $340,680)    ( $344,118)
Non-regulated                                          (64,427)       (28,878)
                                                    ----------     ----------
                                                     ($405,107)     ($372,996)
                                                    ----------     ----------
                                                    ----------     ----------

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

The Company conducts certain non-utility operations through its three wholly-owned subsidiaries: Rocky Mountain Fuels, Inc. (RMF), a distributor of bulk propane in northwestern Wyoming, Cascade, Montana and the Payson, Arizona area; Energy West Resources, Inc. Which is involved in the marketing of natural gas in Montana and Wyoming and gas storage; Montana Sun, Inc., which owns two real estate properties in Great Falls, Montana, along with certain other investments.

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

At September 30, 1997, the Company had $19,000,000 in bank lines of credit, of which $6,160,000 had been borrowed under the credit agreement.

The Company closed an $8,000,000 debt issuance on august 15, 1997. The net proceeds received, after payment of issuance costs, were approximately $7,600,000 and were used to pay down short-term debt. The interest rate for these bonds is 7.5% for a term of fifteen years to be paid off by june 1, 2012.

The Company used net cash in operating activities for the three months ended September 30, 1997 in the amount of $1,396,482 as compared to $1,786,016 for the three months ended September 30, 1996. This decrease in cash used in operating activities of approximately $390,000 was primarily due to lower working capital requirements of approximately $670,000, partially offset by a reduction in the gain on sale of marketable equity securities of approximately $100,000, a higher net loss of approximately $50,000, higher depreciation of approximately $50,000 and lower deferred income taxes of approximately $275,000. The lower working capital requirements of approximately $670,000 is primarily due to smaller increases in gas inventory and recoverable cost of gas purchases.

Cash used in investing activities was approximately $724,000 for the three months ended September 30, 1997, as compared to approximately $654,000 for the three months ended September 30, 1996, an increase of approximately $70,000 primarily due to lower proceeds from the sale of marketable equity securities of approximately $274,000, partially offset by lower construction expenditures of approximately $105,000, increases in Contributions in Aid of Construction of approximately $87,000 and increases in proceeds from sale of property, plant and equipment of approximately $12,000.

Cash provided by financing activities was approximately $1,988,000 for the three months ended september 30, 1997, as compared to approximately $1,796,000 for the three months ended september 30, 1996. The increase in cash provided by financing activities of approximately $190,000 resulted primarily from net proceeds from a long-term debt issue of approximately $7,664,000 and an increase in proceeds from the sale of common stock of approximately $36,000, partially offset by an increase inrepayment of short-term debt of approximately $7,405,000 and an increase in dividends paid of approximately $100,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3.2 million in fiscal 1997 and approximately $4.6 million for fiscal 1996. During fiscal 1997, approximately $1.7 million has been expended for the construction and maintenance of the natural gas systems in Great Falls, Cascade and West Yellowstone, Montana and Cody, Wyoming and approximately $1.2 million had been expended for gas system expansion projects for new subdivisions in the Broken Bow division's service area in Arizona and approximately $400,000 for additions to the propane operations of the Company in Wyoming, Montana and Arizona. Capital expenditures are expected to be approximately $3.6 million in fiscal 1998, including approximately $915,000 for continued expansion for the broken bow division, $116,000 in the Cody division and approximately $1.9 million for maintenance and other special system expansion projects in the Great Falls and West Yellowstone divisions and the balance of approximately $700,000 for the Company's propane operations in the three states it serves. As of September 30, 1997, approximately $933,000 of that amount had been expended.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF FIRST QUARTER OF FISCAL 1998 ENDED SEPTEMBER 30, 1997 AND FISCAL 1996 ENDED SEPTEMBER 30, 1996

The Company's net loss for the first quarter ended September 30, 1997 was ($680,799) compared to ($633,482) for the quarter ended September 30, 1996.

The increased net loss in the first quarter of fiscal 1998 was due primarily to higher long-term and short-term interest costs, due to facility expansion and increased gas storage requirements.

UTILITY OPERATIONS -

Utility operating revenues in the first three months of fiscal 1998 were approximately $3,113,000 compared to approximately $2,877,000 for the first three months of fiscal 1997. Operating loss decreased approximately 8% or $56,000 from fiscal 1997 and was approximately($615,000) for the first three months of fiscal 1998 compared to operating loss of approximately ($672,000). This decrease in operating loss was primarily due to lower utility operating expenses due to more payroll, payroll taxes and other expenses capitalized to projects of approximately $78,000, lower depreciation and amortization expenses of approximately $10,000, offset partially by lower gross margins of approximately 2% or $29,000, Gross Margin, which is defined as operating revenues less gas purchased, was approximately $1,418,000 for the first three months of fiscal 1998 compared to gross margin of approximately $1,447,000 for the first three months of fiscal 1997. Gross margins decreased 7% because of lower margins from natural gas sales in the Great Falls and Cody divisions and in the West Yellowstone area, due to warmer weather than one year ago, offset partially by higher margins from propane vapor sales in the Broken Bow division, due to a rate increase.

OPERATING EXPENSES -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $2,033,000 for the first three months of fiscal 1998 as compared to $2,119,000 for the same period in fiscal 1997. The 4% decrease in the period was generally due to more payroll and other expenses capitalized to projects.

INTEREST CHARGES -

Interest charges allocable to the company's utility divisions were approximately $359,000 for the first quarter of fiscal 1998, as compared to $324,000 in the comparable period in fiscal 1997. Long term debt interest increased due to an $8,000,000 debt issuance on August 15, 1997, which was used to pay down short-term debt, however overall interest charges increased primarily due to facility expansion and increases in gas storage.

INCOME TAXES -

State and federal income tax benefits of the Company's utility divisions were approximately ($362,000) for the first quarter of fiscal 1998, approximately the same for the first quarter in fiscal 1997. Pre-tax loss of the utility divisions was approximately the same for the first quarter of fiscal 1998 and 1997.

NON-REGULATED OPERATIONS -

Non-regulated operating revenues for the first quarter ended September 30, 1997 were approximately $2,111,000 compared to $1,714,000 for the first quarter of fiscal 1997. Non-regulated operating revenues for fiscal 1998 consisted of $1,129,000 for RMF, $958,000 for Energy West Resources, Inc. and $24,000 for Montana Sun, Inc. Operating loss, which is defined as operating revenues less gas purchased, distribution, general, administrative, maintenance, depreciation, amortization and taxes other than income, increased approximately 57% or $47,000 from fiscal 1997 and was approximately ($130,000) for the first quarter of fiscal 1998 compared to an operating loss of approximately ($83,000) for the first quarter of fiscal 1997. While the operating loss for RMF was approximately ($115,000) for the first quarter of fiscal 1998, almost equivalent to the first quarter of fiscal 1997, Energy West Resources, Inc's operating loss of approximately ($29,000) compared to operating income in fiscal 1997 of approximately $19,000, increased the operating loss in non-regulated operations. The reason for Energy West Resources, Inc's increase in operating loss is primarily due to lower gas marketing margins because of increased natural gas prices for purchases and higher general and administrative costs due to staff expansion and training required to serve the growth in marketing activity.

ROCKY MOUNTAIN FUELS -

For the three months ended september 30, 1997, RMF generated a net loss of approximately ($98,000) compared to a net loss of approximately( $88,000) for the three months ended September 30, 1996. Approximately ($68,000) of RMF's net loss for the first quarter of fiscal 1998 was attributable to the Wyo L-P Gas division in Wyoming, approximately ($16,000) to the Petrogas division in Arizona, with the balance of approximately ($14,000) net loss attributable to Missouri River Propane in Montana. RMF's gross margins of approximately $315,000, for the three months ended September 30, 1997 were almost identical to the same period last year. Margins this quarter decreased in the Wyo L-P division from the same quarter last year from approximately $250,000 to $228,000 due to decreased propane sales because of warmer weather, than one year ago. Margins in the Petrogas division in Arizona increased this quarter from approximately $59,000 to $76,000, due to customer growth, while Missouri River Propane in Montana margins remained relatively similar to the same quarter one year ago. RMF experienced higher short-term interest costs due to expansion of plant in Montana and Wyoming. State and federal income tax benefits increased to approximately ($52,000) for this quarter from ($50,000) last year, due to a higher pre-tax loss of Rocky Mountain Fuels, Inc.

ENERGY WEST RESOURCES, INC.  -

For the three months ended September 30, 1997, Energy West Resources, Inc.'s net loss was approximately ($19,000) Compared to net income of approximately $26,000 for the three months ended September 30, 1996, primarily due to higher general and administrative expenses than in the same period last year, due to staff expansion and training required to serve the growth in marketing activity. Gas trading margins decreased approximately $7,000, or 8%due to increased natural gas prices in Canada and Montana. State and federal income taxes decreased this quarter to approximately a ($10,000) benefit from approximately $15,000 income tax, the same quarter one year ago, due to a pre-tax loss of Energy West Resources, Inc. This quarter as compared to pre-tax income the same quarter one year ago.

MONTANA SUN, INC. -

For the three months ended September 30, 1997, Montana Sun, Inc.'s net income was approximately $4,000 compared to $10,000 for the three months ended September 30, 1996, primarily due to less interest income, because of the sale of Montana Sun marketable equity securities,

                                  FORM 10-Q

                         PART 11 - OTHER INFORMATION

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

On december 20, 1996, an action was filed against the company by randy hynes and melissa hynes in federal district court in wyoming. The action arises from a natural gas explosion involving a four-plex apartment building which was damaged after natural gas from a gas line leaked into the building on february 3, 1996 (which was not served by natural gas). The plaintiffs, who were tenants in the building, sustained burns and other injuries as well as property damage. The plaintiffs allege that the company was negligent in that it failed to maintain the natural gas line consistent with its duty to do so and failed to properly odorize the gas which caused the explosion.
The action also asserts claims of product liability, willful and wanton conduct and breach of warranty. The plaintiffs are seeking damages for personal injury, pain and suffering, emotional distress, loss of earnings, medical expenses, physical disability and property damage as well as punitive damages. A dollar amount has not been set forth in the pleadings. The company denies responsibility for the damages and is vigorously contesting the matter. The company believes the gas leak resulted from damage caused to the pipeline by an unknown third party. Discovery is proceeding at this time. A trial has been scheduled for january 12, 1998.

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

         B. No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   /s/ Larry D. Geske
   -------------------------------
   Larry D. Geske, President and
    Chief Executive Officer


Dated November 14, 1997


  /s/ William J. Quast
   -------------------------------
   William J. Quast, Vice-President,
   Treasurer, Controller and Assistant
   Secretary