Form 10-Q
period 1997-12-31
ENERGY WEST INC
filed 1998-02-13
CIK 43350

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                          OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                              COMMISSION FILE NUMBER 0-14183
                              ------------------------------

                                 ENERGY WEST INCORPORATED
                 ------------------------------------------------------
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     MONTANA                            81-0141785
              ---------------------------------------------------------
              (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)


              1 FIRST AVENUE SOUTH, GREAT FALLS, MT.        59401
              ---------------------------------------------------------
                (ADDRESS OF PRINCIPAL EXECUTIVE           (ZIP CODE)
                OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (406)-791-7500

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

                     CLASS OUTSTANDING AT  DECEMBER 31, 1997
                     (COMMON STOCK, $.15 PAR VALUE) 2,395,091

                               ENERGY WEST INCORPORATED
                                  INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
          DECEMBER 31, 1997  AND JUNE 30, 1997                              1

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME -
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997
          AND 1996                                                          2

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
          SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996                       3


          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            4-11

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  12-17

PART II   OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                             18

     ITEM 2 - CHANGES IN SECURITIES                                         19

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               19

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           19

     ITEM 5 - OTHER INFORMATION                                             19

     ITEM 6 - REPORTS ON FORM 8-K                                           19

     SIGNATURES

I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                       FORM 10Q
                               ENERGY WEST INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                            December 31       June 30
                                                1997           1997
                                            -----------    -----------
Current Assets:
  Cash                                      $   187,367    $   148,665
  Accounts Receivable (net)                   8,326,364      3,402,528
  Natural Gas and Propane Inventory           4,330,817      5,792,517
  Materials and Supplies                        529,419        561,112
  Prepayments and other                         367,732        518,504
  Refundable Income Tax Payments                121,951        301,711
  Recoverable Cost of Gas Purchases           1,821,180      1,673,285
  Deferred income taxes - current               184,597              -
                                            -----------    -----------

     Total Current Assets                    15,869,426     12,398,322
                                            -----------    -----------

Investments                                           0        257,560

Notes Receivable Due After One Year             200,000          2,537

Property, Plant and Equipment-Net            28,205,441     27,397,780

Deferred Charges                              3,965,629      2,828,650
                                            -----------    -----------

Total Assets                                $48,240,496    $42,884,849
                                            -----------    -----------
                                            -----------    -----------

                         CAPITALIZATION AND LIABILITIES

Current Liabilities:
  Note payable to bank                     $  6,430,000    $11,380,000
  Long-term debt due within one year            242,392        361,959
  Accounts Payable - Gas Purchases            2,847,245      1,158,700
  Other Current and Accrued Liabilities       2,591,313      2,416,226
                                            -----------    -----------

Total Current Liabilities                    12,110,951     15,316,885
                                            -----------    -----------

Deferred Credits                              6,774,488      5,887,275

  Long-term Debt (less amounts due
    within one year)                         17,443,755      9,683,755


  Stockholders' Equity
    Preferred Stock                                   0              0
    Common Stock  (2,395,091 shares and
      2,357,740 shares were outstanding at
      December 31, 1997 and June 30, 1997
      respectively)                             359,542        353,623
    Capital in Excess of Par Value            3,231,422      2,932,962
    Retained Earnings                         8,320,338      8,710,349
                                            -----------    -----------

      Total  Stockholder's Equity            11,911,301     11,996,934
                                            -----------    -----------

Total Capitalization and Liabilities        $48,240,496    $42,884,849
                                            -----------    -----------
                                            -----------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       FORM 10Q
                               ENERGY WEST INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended            Six Months Ended
                                                          December 31                  December 31
                                                                  (RESTATED)                   (RESTATED)
                                                     1997           1996            1997          1996
                                                  -------------------------------------------------------
Operating revenue:
  Regulated utilities                             $ 8,927,312    $ 8,891,736   $12,040,598    $11,769,113
  Nonregulated operations                           2,722,558      3,050,496     3,876,198      4,107,577
  Gas trading                                       2,991,710      1,719,415     3,949,299      2,376,761
                                                  -------------------------------------------------------
Total Revenue                                      14,641,580     13,661,647    19,866,095     18,253,451
                                                  -------------------------------------------------------
Operating Expenses
  Gas Purchased                                     7,578,800      7,621,001    10,088,641      9,749,288
  Cost of gas trading                               2,778,291      1,665,813     3,654,606      2,254,161
  Distribution, general and administrative          2,040,574      2,115,836     4,028,517      4,139,147
  Depreciation and Amortization                       452,359        462,423       900,840        927,566
  Taxes other than Income                             176,371        185,530       322,712        331,493
                                                  -------------------------------------------------------


Total Operating Expenses                           13,026,395     12,050,603    18,995,316     17,401,655
                                                  -------------------------------------------------------

Operating Income                                    1,615,185      1,611,044       870,779        851,796

Other Income - Net                                    119,771        228,338       208,994        319,741
                                                  -------------------------------------------------------


 Income Before Interest Charges & IncomeTaxes       1,734,956      1,839,382     1,079,773      1,171,537
                                                  -------------------------------------------------------

Interest Charges:
  Long-Term Debt                                      319,007        171,046       569,045        345,409
  Other                                               137,032        240,326       317,717        404,596
                                                  -------------------------------------------------------

        Total Interest Charges                        456,039        411,372       886,762        750,005
                                                  -------------------------------------------------------

Net Income Before Income Taxes                      1,278,917      1,428,010       193,011        421,532

Income Taxes                                          463,111        507,742        58,004        134,746
                                                  -------------------------------------------------------

Net Income                                         $  815,806    $   920,268   $   135,007    $   286,786
                                                  -------------------------------------------------------
                                                  -------------------------------------------------------

Basic Earnings Per Share                                $0.35          $0.39         $0.06          $0.12
                                                  -------------------------------------------------------

Diluted Earnings Per Share                              $0.34          $0.39         $0.06          $0.12
                                                  -------------------------------------------------------

Dividends per common share                            $0.1050        $0.1050       $0.2200        $0.2100
                                                  -------------------------------------------------------

Basic Weighted Average Shares                       2,363,917      2,346,675     2,364,410      2,322,862

Diluted Weighted Average Shares                     2,367,101      2,356,738     2,367,594      2,346,532


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       FORM 10Q
                               ENERGY WEST INCORPORATED
                   Condensed Consolidated Statements of Cash Flows

                                                                  Six Months Ended
                                                                     December 31
                                                                               (RESTATED)
                                                                  1997           1996
                                                            ---------------------------
Operating Activities:
  Net Income                                                $    135,006    $   286,877

Adjustments to Reconcile Net Income to Cash Flow
Depreciation and Amortization                                  1,013,704      1,041,731
  (Gain) Loss on Sale of Marketable Equity Securities                  0       (100,526)
  (Gain) Loss on Sale of Property, Plant & Equipment                (710)       (11,309)
  Deferred Gain on Sale of Assets                                (11,814)       (11,814)
  Investment Tax Credit                                          (10,531)       (10,531)
  Deferred Income Taxes                                          135,593        428,538
  Changes in Operating Assets and Liabilities                 (1,644,783)    (3,962,332)
                                                            ---------------------------

  Net Cash Provided by (Used In) Operating Activities           (383,535)    (2,339,366)

Investing Activities:
  Construction Expenditures                                   (1,643,511)    (1,591,715)
  Collection of Long-Term Notes Receivable                         2,537            929
  Proceeds from Contributions in Aid of Construction             116,153         29,822
  Proceeds from Sale of Marketable Equity Securities                   0        273,572
  Increase in Notes Receivable                                  (200,000)             0
  Proceeds from Sale of Property, Plant & Equipment               15,200         18,942
                                                            ---------------------------
    Net Cash Provided by (Used In) Investing Activities       (1,709,621)    (1,268,450)

Financing Activities:
  Proceeds from Long-Term Debt                                 8,000,000              0
  Debt Issuance and Reacquisition Costs                         (457,503)             0
  Proceeds from Notes Payable                                 17,385,000      9,352,000
  Repayment of Long-Term Debt                                   (240,000)      (360,240)
  Repayment of Notes Payable                                 (22,335,000)    (5,875,000)
  Sale of Common Stock                                           187,224          3,785
  Dividends paid                                                (407,863)      (195,762)
                                                            ---------------------------

    Net Cash Provided by (Used In) Financing Activities        2,131,858      2,924,783
                                                            ---------------------------

    Net Increase (Decrease) in Cash and Cash Equivalents          38,702       (683,033)

      Cash and Cash Equivalents at Beginning of Year             148,665        721,093
                                                            ---------------------------

      Cash and Cash Equivalents at End of Period            $    187,367     $   38,060
                                                            ---------------------------
                                                            ---------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                  DECEMBER 31, 1997

NOTE 1 - BASIS OF PRESENTATION

THE ACCOMPANYING UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND
ARTICLE 10 OF REGULATION S-X.   ACCORDINGLY,  THEY DO NOT INCLUDE ALL OF THE
INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING
PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.   IN THE OPINION OF MANAGEMENT,
ALL ADJUSTMENTS (CONSISTING ONLY OF  NORMAL RECURRING  ACCRUALS) CONSIDERED
NECESSARY FOR A FAIR PRESENTATION  HAVE BEEN  INCLUDED.   OPERATING  RESULTS
FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED JUNE 30,
 1998 DUE TO SEASONAL FACTORS AFFECTING GAS UTILITY, CONSTRUCTION AND OTHER OPERATIONS. FOR FURTHER INFORMATION, REFER TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FOOTNOTES THERETO INCLUDED IN THE ENERGY WEST INCORPORATED (THE COMPANY) ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997.

PRIOR PERIOD ADJUSTMENT

THE COMPANY HAS RESTATED ITS PREVIOUSLY ISSUED FISCAL 1997 CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996, TO REFLECT THE DEFERRAL OF THE GAIN ON SALE-LEASEBACK OF ASSETS TOTALLING $236,000, WHICH OCCURRED IN JUNE 1996. THE GAIN IS BEING AMORTIZED RATABLY INTO INCOME OVER THE INITIAL TEN-YEAR LEASE TERM. THE EFFECT OF THE AMORTIZATION ON RESULTS OF OPERATIONS FOR THE ABOVE MENTIONED CONDENSED CONSOLIDATED STATEMENTS OF INCOME IS AS FOLLOWS:

                              DECEMBER 31, 1996             DECEMBER 31, 1996
NET INCOME (LOSS):            THREE MONTHS ENDED            SIX MONTHS ENDED
                              ------------------            ------------------
  AS  PREVIOUSLY REPORTED          $916,664                 $279,853
  AS RESTATED                      $920,268                 $286,786
NET INCOME PER COMMON SHARE:
  AS PREVIOUSLY REPORTED           $.39                     $.12
  AS RESTATED                      $.39                     $.12

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

EARNINGS PER COMMON SHARE ARE COMPUTED BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES ISSUED AND OUTSTANDING AND COMMON STOCK EQUIVALENTS, IF DILUTIVE. IN FEBRUARY 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD
(SFAS) ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, EARNINGS PER SHARE. THE OVERALL OBJECTIVE OF STATEMENT 128 IS TO SIMPLIFY THE CALCULATION OF EARNINGS PER SHARE (EPS) AND ACHIEVE COMPARABILITY WITH THE RECENTLY ISSUED INTERNATIONAL ACCOUNTING STANDARD NO. 33, EARNINGS PER SHARE.
 STATEMENT 128 IS EFFECTIVE FOR BOTH INTERIM AND ANNUAL FINANCIAL STATEMENTS FOR PERIODS ENDING AFTER DECEMBER 15, 1997. EARLIER APPLICATION IS NOT PERMITTED. AS A RESULT, CALENDAR YEAR END COMPANIES WILL FIRST REPORT ON THE NEW EPS BASIS IN THE FOURTH QUARTER ENDED DECEMBER, 1997. SUBSEQUENT TO THE EFFECTIVE DATE, ALL PRIOR-PERIOD EPS AMOUNTS (INCLUDING EPS INFORMATION IN INTERIM FINANCIAL STATEMENTS, EARNINGS SUMMARIES, AND SELECTED FINANCIAL
DATA) ARE REQUIRED TO BE RESTATED TO CONFORM TO THE PROVISIONS OF STATEMENT
128. UNDER STATEMENT 128, PRIMARY EPS WILL BE REPLACED WITH A NEW SIMPLER CALCULATION CALLED BASIC EPS. BASIC EPS WILL BE CALCULATED BY DIVIDING INCOME AVAILABLE TO COMMON STOCKHOLDERS (I.E., NET INCOME LESS PREFERRED STOCK DIVIDENDS) BY THE WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. THUS, IN THE MOST SIGNIFICANT CHANGE IN CURRENT PRACTICE, OPTIONS, WARRANTS, AND CONVERTIBLE SECURITIES WILL BE EXCLUDED FROM THE CALCULATION. FURTHER, CONTINGENTLY ISSUABLE SHARES WILL BE INCLUDED IN BASIC EPS ONLY IF ALL THE NECESSARY CONDITIONS HAVE BEEN SATISFIED BY THE END OF THE PERIOD AND IT IS ONLY A MATTER OF TIME BEFORE THEY ARE ISSUED. BASIC EPS UNDER STATEMENT 128 WILL RESULT IN HIGHER EARNINGS PER SHARE BECAUSE COMMON STOCK EQUIVALENTS WILL NOT BE INCLUDED. THUS, THE BASIC EPS CALCULATION WILL BE LESS COMPLEX AND EASIER TO PREPARE. THE COMPANY HAS CALCULATED BASIC EARNINGS PER SHARE AT THE END OF THE SECOND QUARTER ENDING DECEMBER 31, 1997.

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

SINCE THE COMPANY HAS ELECTED TO USE APB NO. 25, PRO FORMA INFORMATION REGARDING NET INCOME AND EARNINGS PER SHARE IS REQUIRED BY SFAS NO. 123 AS IF THE COMPANY HAD ACCOUNTED FOR ITS STOCK OPTIONS UNDER THE FAIR VALUE METHOD OF THAT STATEMENT. FOR THE FISCAL YEAR THROUGH DECEMBER 31, 1997, NO OPTIONS WERE GRANTED AND FOR THE FISCAL YEAR ENDED JUNE 30, 1997 ONLY A LIMITED NUMBER OF OPTIONS WERE GRANTED, RESULTING IN NO MATERIAL IMPACT ON PRO FORMA NET INCOME OR EARNINGS PER SHARE. THE FAIR VALUE FOR THESE OPTIONS WAS ESTIMATED AT THE DATE OF GRANT USING THE BLACK-SCHOLES OPTION PRICING MODEL WITH THE FOLLOWING WEIGHTED AVERAGE ASSUMPTIONS:

                                                                 1997
                                                               -------

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

NOTE 5 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

THE COMPANY REALIZED A GAIN OF APPROXIMATELY $100,526 PRE-TAX ON THE SALE OF MARKETABLE EQUITY SECURITIES IN THE FIRST QUARTER OF 1997.

FOR THE PERIOD ENDED DECEMBER 31, 1997, THE COMPANY IS A PARTY TO ONE GAS HEDGE AGREEMENT FOR REGULATED OPERATIONS. THIS AGREEMENT REPRESENTS APPROXIMATELY 90% OF THE SUPPLY REQUIRED FOR THOSE OPERATIONS. THE HEDGE WAS MADE TO MINIMIZE THE RATEPAYER'S EXPOSURE TO PRICE FLUCTUATIONS. REGULATED OPERATIONS ARE GENERALLY NOT AT RISK FOR GAS COSTS.

                                                                                                    FAIR
                                                                      INDEX                         VALUE OF
     FISCAL    VOLUME                                                 PRICE     CONTRACT  MARKET    REMAINING
     YEAR      (MMBTU         EFFECTIVE      TERMINATION    CONTRACT  RANGE     VALUE AT  PRICE     CONTRACT
               PER DAY)       DATE           DATE           PRICE     FOR       DEC 31    AT        AT DEC 31
                                                                      FISCAL              DEC 31
                                                                      YEAR
               -----------------------------------------------------------------------------------------------
      1997
     ------
     HEDGE     5000           11/1/97        3/31/98        $2.075    $2.04 TO  $933,750  $2.04     $918,000
                                                                      $2.95


IN ORDER TO MITIGATE THE RISK OF WARMER THAN NORMAL WEATHER, THE COMPANY HAS PUT A ZERO COST WEATHER HEDGE IN PLACE FOR THE MONTHS OF JANUARY, FEBRUARY AND MARCH, 1998 FOR THE GREAT FALLS DIVISION, WHEREIN THE HEDGE WILL PAYOUT $500 FOR EACH DEGREE DAY UNDER 2,860 (12% WARMER THAN THE 10 YEAR DEGREE DAY AVERAGE), OR COST THE COMPANY $500 FOR EACH DEGREE DAY OVER 3,200 (NORMAL 10 YEAR DEGREE DAY AVERAGE), WITH A MAXIMUM EXPOSURE OF $250,000.

NOTE 6 - INCOME TAXES

UNDER THE LIABILITY METHOD PRESCRIBED BY SFAS NO. 109, DEFERRED INCOME TAXES REFLECT THE NET TAX EFFECTS OF TEMPORARY DIFFERENCES BETWEEN THE CARRYING AMOUNTS OF ASSETS AND LIABILITIES FOR FINANCIAL REPORTING PURPOSES AND
AMOUNTS USED FOR INCOME TAX PURPOSES.   AT DECEMBER 31, 1997,  COMPONENTS OF
THE COMPANY'S DEFERRED TAX ASSETS AND DEFERRED TAX LIABILITIES ARE AS FOLLOWS:


DEFERRED TAX ASSETS:
  ALLOWANCE FOR DOUBTFUL ACCOUNTS........................... $   35,872
  UNAMORTIZED INVESTMENT TAX CREDIT.........................    149,182
  CONTRIBUTIONS IN AID OF CONSTRUCTION......................    251,372
  DEFERRED GAIN ON SALE OF ASSETS...........................     80,139
  OTHER NONDEDUCTIBLE ACCRUALS..............................    104,373
                                                             ----------
     TOTAL DEFERRED TAX ASSETS..............................    620,938
                                                             ----------

DEFERRED TAX LIABILITIES:
  CUSTOMER REFUNDS PAYABLE..................................    704,328
  PROPERTY, PLANT AND EQUIPMENT.............................  3,372,390
  UNAMORTIZED DEBT ISSUE COSTS..............................    180,347
  COVENANT NOT TO COMPETE...................................     82,677
                                                             ----------
     TOTAL DEFERRED TAX LIABILITIES.........................  4,339,742
                                                             ----------

NET DEFERRED TAX LIABILITY.................................. $3,718,804
                                                             ----------
                                                             ----------

INCOME TAX EXPENSE CONSISTS OF THE FOLLOWING:

CURRENT INCOME TAXES (BENEFITS):
  FEDERAL................................................... $  (15,846)
   STATE....................................................    (24,279)
                                                             ----------
TOTAL CURRENT INCOME TAXES (BENEFITS).......................    (40,125)
                                                             ----------
DEFERRED INCOME TAXES (BENEFITS):
   EXCESS TAX DEPRECIATION..................................    140,834
   EXCESS TAX (BOOK) AMORTIZATION...........................    (17,311)
   RECOVERABLE COST OF GAS PURCHASES........................     46,869
   CONTRIBUTIONS IN AID OF CONSTRUCTION.....................    (47,150)
   OTHER....................................................    (14,582)
                                                             ----------
 TOTAL DEFERRED INCOME TAXES................................    108,160
INVESTMENT TAX CREDIT,......................................    (10,531)
                                                             ----------
TOTAL INCOME TAXES.......................................... $   58,004
                                                             ----------
                                                             ----------

INCOME  TAX EXPENSE FROM OPERATIONS DIFFERS FROM THE AMOUNT COMPUTED BY
APPLYING THE FEDERAL STATUTORY RATE TO PRE-TAX INCOME FOR THE FOLLOWING
REASONS:

TAX EXPENSE (BENEFIT) AT STATUTORY RATES - 34%.............. $   65,864
STATE INCOME TAXES (BENEFIT), NET OF FEDERAL INCOME TAXES...      3,312
AMORTIZATION OF DEFERRED INVESTMENT TAX CREDITS.............    (10,531)
OTHER.......................................................       (641)
                                                             ----------
TOTAL INCOME TAXES (BENEFITS)............................... $   58,004
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
 BASED ON CURRENT PRICES, THE MINIMUM TAKE OR PAY OBLIGATION AT DECEMBER 31, 1997 FOR EACH OF THE NEXT FIVE YEARS AND IN TOTAL IS AS FOLLOWS:

                    FISCAL YEAR
                    -----------
                    1998                    $   724,000
                    1999                      1,095,000
                    2000                        602,250
                    2001                        602,250
                    2002                        164,250
                    THEREAFTER                      -0-
                                            -----------
                    TOTAL                   $ 3,187,750
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

AT DECEMBER 31, 1997, THE COSTS INCURRED IN EVALUATING THIS SITE HAVE TOTALED APPROXIMATELY $442,000. ON MAY 30, 1995, THE COMPANY RECEIVED AN ORDER FROM THE MONTANA PUBLIC SERVICE COMMISSION ALLOWING FOR RECOVERY OF THE COSTS ASSOCIATED WITH EVALUATION AND REMEDIATION OF THE SITE THROUGH A SURCHARGE ON CUSTOMER BILLS. AS OF DECEMBER 31, 1997, THAT RECOVERY MECHANISM HAD GENERATED APPROXIMATELY $471,000, OR ABOUT WHAT HAD BEEN EXPENDED. THE COMMISSION'S DECISION CALLS FOR ONGOING REVIEW BY THE COMMISSION OF THE COSTS INCURRED FOR THIS MATTER. THE COMPANY WILL SUBMIT AN APPLICATION FOR REVIEW BY THE COMMISSION WHEN THE REMEDIATION PLAN IS APPROVED BY THE MDEQ.

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

     Note 8 - Operating Revenues and Expenses,

     Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                                          Three Months                  Six Months
                                              Ended                        Ended
                                           December 31                  December 31
                                   --------------------------    --------------------------
                                       1997           1996           1997           1996
                                   -----------    -----------    -----------    -----------
Operating Revenues:
  Regulated utilities              $ 8,927,312    $ 8,891,736    $12,040,598    $11,769,113
Non-regulated operations             2,722,558      3,088,438      3,876,198      4,145,519
Gas trading                          2,991,710      1,719,415      3,949,299      2,376,761
                                   -----------    -----------    -----------    -----------
                                   $14,641,580    $13,699,589    $19,866,095    $18,291,393
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

Operating Expenses:
  Gas Purchased:
Regulated                          $ 5,596,671    $ 5,362,438    $ 7,289,809    $ 6,792,296
Non-regulated                        1,984,148      2,296,506      2,798,832      2,994,851
Cost of gas trading                  2,778,291      1,665,813      3,654,606      2,254,161
                                   -----------    -----------    -----------    -----------
                                   $10,359,110    $ 9,324,757    $13,743,247    $12,041,308
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

Distribution, general and administrative:
Regulated                          $ 1,454,459    $ 1,586,018    $ 2,904,835    $ 3,133,164
Non-regulated                          468,007        405,029        881,689        779,740
                                   -----------    -----------    -----------    -----------
                                   $ 1,922,466    $ 1,991,047    $ 3,786,524    $ 3,912,904
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

Maintenance:
Regulated                          $    86,786    $    99,039    $   184,028    $   177,000
Non-regulated                           31,333         25,752         57,965         49,243
                                   -----------    -----------    -----------    -----------
                                   $   118,119    $   124,791    $   241,993    $   226,243
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

Depreciation and amortization:
Regulated                          $   366,908    $   376,109    $   730,950    $   749,893
Non-regulated                           85,451         86,314        169,890        177,672
                                   -----------    -----------    -----------    -----------
                                   $   452,359    $   462,423    $   900,840    $   927,565
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

Taxes other than income:
Regulated                          $   145,017    $   153,539    $   266,125    $   273,886
Non-regulated                           31,354         31,989         56,587         57,606
                                   -----------    -----------    -----------    -----------
                                   $   176,371    $   185,528    $   322,712    $   331,492
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

Income taxes:
Regulated                          $   358,064    $   362,164    $    13,385    $    18,047
Non-regulated                          105,046        145,576         44,619        116,698
                                   -----------    -----------    -----------    -----------
                                   $   463,110    $   507,740    $    58,004    $   134,745
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------


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

AT DECEMBER 31, 1997, THE COMPANY HAD $19,000,000 IN BANK LINES OF CREDIT, OF WHICH $6,430,000 HAD BEEN BORROWED UNDER THE CREDIT AGREEMENT.

THE COMPANY CLOSED AN $8,000,000 DEBT ISSUANCE ON AUGUST 15, 1997. THE NET PROCEEDS RECEIVED, AFTER PAYMENT OF ISSUANCE COSTS, WERE APPROXIMATELY $7,600,000 AND WERE USED TO PAY DOWN SHORT-TERM DEBT. THE INTEREST RATE FOR THESE BONDS IS 7.5% FOR A TERM OF FIFTEEN YEARS TO BE PAID OFF BY JUNE 1, 2012.

THE COMPANY USED NET CASH IN OPERATING ACTIVITIES FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 IN THE AMOUNT OF $383,535 AS COMPARED TO $2,339,366 FOR THE SIX MONTHS ENDED DECEMBER 31, 1996. THIS DECREASE IN CASH USED IN OPERATING ACTIVITIES OF APPROXIMATELY $1,956,000 WAS PRIMARILY DUE TO LOWER WORKING CAPITAL REQUIREMENTS OF APPROXIMATELY $2,317,000, PARTIALLY OFFSET BY A REDUCTION IN THE GAIN ON SALE OF MARKETABLE EQUITY SECURITIES OF APPROXIMATELY $100,000, LOWER NET INCOME OF APPROXIMATELY $152,000, LOWER DEPRECIATION OF APPROXIMATELY $28,000 AND LOWER DEFERRED INCOME TAXES OF APPROXIMATELY $293,000. THE LOWER WORKING CAPITAL REQUIREMENTS OF APPROXIMATELY $2,317,000 IS PRIMARILY DUE TOP SMALLER INCREASES IN GAS INVENTORY AND RECOVERABLE COST OF GAS PURCHASES.

CASH USED IN INVESTING ACTIVITIES WAS APPROXIMATELY $1,710,000 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997, AS COMPARED TO APPROXIMATELY $1,268,000 FOR THE SIX MONTHS ENDED DECEMBER 31, 1996, AN INCREASE OF APROXIMATELY $442,000 PRIMARILY DUE TO LOWER PROCEEDS FROM THE SALE OF MARKETABLE EQUITY SECURITIES OF APPROXIMATELY $274,000, A LOAN MADE TO ENERGY WEST RESOURCES, A SUBSIDIARY OF ENERGY WEST, INC., OF $200,000 AND INCREASED CONSTRUCTION EXPENDITURES OF APPROXIMATELY $52,000, PARTIALLY OFFSET BY INCREASES IN CONTRIBUTINS IN AID OF CONSTRUCTION OF APPROXIMATELY $86,000.

CASH PROVIDED BY FINANCING ACTIVITIES WAS APPROXIMATELY $2,132,000 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997, AS COMPARED TO APPROXIMATELY $2,925,000 FOR THE SIX MONTHS ENDED DECEMBER 31, 1996. THE DECREASE IN CASH PROVIDED BY FINANCING ACTIVITIES OF APPROXIMATELY $793,000 RESULTED PRIMARILY FROM AN INCREASE IN REPAYMENT OF SHORT-TERM DEBT OF APPROXIMATELY $8,427,000 AND AN INCREASE IN DIVIDENDS PAID OF APPROXIMATELY $212,000, PARTIALLY OFFSET BY NET PROCEEDS FROM A LONG-TERM DEBT ISSUE OF APPROXIMATELY $7,542,000, AN INCREASE IN PROCEEDS FROM THE SALE OF COMMON STOCK OF APPROXIMATELY $183,000 AND A DECREASE IN REPAYMENT OF LONG-TERM DEBT OF $120,000.

CAPITAL EXPENDITURES OF THE COMPANY ARE PRIMARILY FOR EXPANSION AND IMPROVEMENT OF ITS GAS UTILITY PROPERTIES. TO A LESSER EXTENT, FUNDS ARE ALSO EXPENDED TO MEET THE EQUIPMENT NEEDS OF THE COMPANY'S OPERATING SUBSIDIARIES AND TO MEET THE COMPANY'S ADMINISTRATIVE NEEDS. THE COMPANY'S CAPITAL EXPENDITURES WERE APPROXIMATELY $3.2 MILLION IN FISCAL 1997 AND APPROXIMATELY $4.6 MILLION FOR FISCAL 1996. DURING FISCAL 1997, APPROXIMATELY $1.7 MILLION HAS BEEN EXPENDED FOR THE CONSTRUCTION AND MAINTENANCE OF THE NATURAL GAS SYSTEMS IN GREAT FALLS, CASCADE AND WEST YELLOWSTONE, MONTANA AND CODY, WYOMING AND APPROXIMATELY $1.2 MILLION HAD BEEN EXPENDED FOR GAS SYSTEM EXPANSION PROJECTS FOR NEW SUBDIVISIONS IN THE BROKEN BOW DIVISION'S SERVICE AREA IN ARIZONA AND APPROXIMATELY $400,000 FOR ADDITIONS TO THE PROPANE OPERATIONS OF THE COMPANY IN WYOMING, MONTANA AND ARIZONA. CAPITAL EXPENDITURES ARE EXPECTED TO BE APPROXIMATELY $3.6 MILLION IN FISCAL 1998, INCLUDING APPROXIMATELY $915,000 FOR CONTINUED EXPANSION FOR THE BROKEN BOW DIVISION, $116,000 IN THE CODY DIVISION AND APPROXIMATELY $1.9 MILLION FOR MAINTENANCE AND OTHER SPECIAL SYSTEM EXPANSION PROJECTS IN THE GREAT FALLS AND WEST YELLOWSTONE DIVISIONS AND THE BALANCE OF APPROXIMATELY $700,000 FOR THE COMPANY'S PROPANE OPERATIONS IN THE THREE STATES IT SERVES. AS OF DECEMBER 31, 1997, APPROXIMATELY $1,716,000 OF THAT AMOUNT HAD BEEN EXPENDED.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF SECOND QUARTER OF FISCAL 1998 ENDED DECEMBER 31, 1997 AND FISCAL 1996 ENDED DECEMBER 31, 1996

THE COMPANY'S NET INCOME FOR THE SECOND QUARTER ENDED DECEMBER 31, 1997 WAS $815,806 COMPARED TO $920,268 FOR THE QUARTER ENDED DECEMBER 31, 1996.

THE DECREASED NET INCOME IN THE SECOND QUARTER OF FISCAL 1998 WAS DUE PRIMARILY TO HIGHER INTEREST COSTS, DUE TO FACILITY EXPANSION AND INCREASED GAS STORAGE REQUIREMENTS AND A ONE-TIME CAPITAL GAIN ON THE SALE OF MARKETABLE EQUITY SECURITIES LAST YEAR.

UTILITY OPERATIONS -

UTILITY OPERATING REVENUES IN THE SECOND QUARTER OF FISCAL 1998 WERE APPROXIMATELY $8,927,000 COMPARED TO APPROXIMATELY $8,892,000 FOR THE SECOND QUARTER OF FISCAL 1997. OPERATING INCOME WAS APPROXIMATELY THE SAME IN THE SECOND QUARTER OF FISCAL 1998, WHEN COMPARED TO FISCAL 1997. GROSS MARGIN, WHICH IS DEFINED AS OPERATING REVENUES LESS GAS PURCHASED, WAS APPROXIMATELY $3,330,000 FOR THE SECOND QUARTER OF FISCAL 1998 COMPARED TO GROSS MARGIN OF APPROXIMATELY $3,530,000 FOR THE SECOND QUARTER OF FISCAL 1997. GROSS MARGINS DECREASED 6% BECAUSE OF LOWER MARGINS FROM NATURAL GAS SALES IN THE GREAT FALLS AND CODY DIVISIONS, DUE TO WARMER WEATHER THAN ONE YEAR AGO, OFFSET BUY PARTIALLY BY HIGHER MARGINS FROM PROPANE VAPOR SALES IN THE BROKEN BOW DIVISION, DUE TO A RATE INCREASE AND CUSTOMER GROWTH.

OPERATING EXPENSES -

UTILITY OPERATING EXPENSES, EXCLUDING THE COST OF GAS PURCHASED AND FEDERAL AND STATE INCOME TAXES, WERE APPROXIMATELY $2,053,000 FOR THE SECOND QUARTER OF FISCAL 1998 AS COMPARED TO $2,213,000 FOR THE SAME PERIOD IN FISCAL 1997. THE 7% DECREASE IN THE PERIOD WAS GENERALLY DUE TO REDUCED PERSONNEL IN THE UTILITY DIVISIONS.

INTEREST CHARGES -

INTEREST CHARGES ALLOCABLE TO THE COMPANY'S UTILITY DIVISIONS WERE APPROXIMATELY $380,000 FOR THE SECOND QUARTER OF FISCAL 1998, AS COMPARED TO $390,000 IN THE COMPARABLE PERIOD IN FISCAL 1997. LONG-TERM DEBT INTEREST INCREASED DUE TO AN$8,000,000 DEBT ISSUANCE ON AUGUST 15, 1997, WHICH WAS USED TO PAY DOWN SHORT-TERM DEBT, HOWEVER OVERALL INTEREST CHARGES INCREASED PRIMARILY DUE TO FACILITY EXPANSION AND INCREASES IN GAS STORAGE.

INCOME TAXES -

STATE AND FEDERAL INCOME TAXES OF THE COMPANY'S UTILITY DIVISIONS WERE APPROXIMATELY $358,000 FOR THE SECOND QUARTER OF FISCAL 1998, APPROXIMATELY THE SAME FOR THE SECOND QUARTER IN FISCAL 1997. PRE-TAX INCOME OF THE UTILITY DIVISIONS WAS APPROXIMATELY THE SAME FOR THE SECOND QUARTER OF FISCAL 1998 AND 1997.

NON-REGULATED OPERATIONS -

NON-REGULATED OPERATING REVENUES FOR THE SECOND QUARTER ENDED DECEMBER 31, 1997 WERE APPROXIMATELY $5,715,000 COMPARED TO $4,769,000 FOR THE SECOND QUARTER OF FISCAL 1997. NON-REGULATED OPERATING REVENUES FOR FISCAL 1998 CONSISTED OF $2,698,000 FOR RMF, $2,991,000 FOR ENERGY WEST RESOURCES, INC. AND $24,000 FOR MONTANA SUN, INC. OPERATING INCOME, WHICH IS DEFINED AS OPERATING REVENUES LESS GAS PURCHASED, DISTRIBUTION, GENERAL, ADMINISTRATIVE, MAINTENANCE, DEPRECIATION, AMORTIZATION AND TAXES OTHER THAN INCOME, INCREASED APPROXIMATELY 15% OF $44,000 FRO FISCAL 1997 AND WAS APPROXIMATELY $336,000 FOR THE SECOND QUARTER OF FISCAL 1998 COMPARED TO $292,000 FOR THE SECOND QUARTER OF FISCAL 1997. OPERATING INCOME FOR RMF WAS APPROXIMATELY $232,000 FOR THE SECOND QUARTER OF FISCAL 1998, DOWN FROM THE SECOND QUARTER OF FISCAL 1997 OF $261,000 , DUE TO REDUCED MARGINS BECAUSE OF WARMER WEATHER IN WYO L-P GAS IN WYOMING. ENERGY WEST RESOURCES, INC'S OPERATING INCOME OF APPROXIMATELY $89,000 COMPARED TO $18,000 IN FISCAL 1997 INCREASE THE OPERATING INCOME IN NON-REGULATED OPERATIONS. THE REASON FOR ENERGY WEST RESOURCES, INC'S INCREASE IN OPERATING INCOME IS PRIMARILY DUE TO HIGHER GAS MARKETING MARGINS BECAUSE OF DECREASED NATURAL GAS PRICES FOR PURCHASES, PARTIALLY OFFSET BY HIGHER GENERAL AND ADMINISTRATIVE COSTS DUE TO STAFF EXPANSION AND TRAINING REQUIRED TO SERVE THE GROWTH IN MARKETING ACTIVITY.

ROCKY MOUNTAIN FUELS -

FOR THE SECOND QUARTER ENDED DECEMBER 31, 1997, RMF GENERATED NET INCOME OF APPROXIMATELY $131,000 COMPARED TO NET INCOME OF APPROXIMATELY $154,000 FOR THE SECOND QUARTER ENDED DECEMBER 31, 1996. APPROXIMATELY $60,000 OF RMF'S NET INCOME FOR THE SECOND QUARTER OF FISCAL 1998 WAS ATTRIBUTABLE TO THE WYO L-P GAS DIVISION IN WYOMING, APPROXIMATELY $74,000 TO THE PETROGAS DIVISION IN ARIZONA, WITH THE BALANCE OF APPROXIMATELY ($3,000) NET LOSS ATTRIBUTABLE TO MISSOURI RIVER PROPANE IN MONTANA. RMF'S GROSS MARGINS WERE APPROXIMATELY $714,000, FOR THE SECOND QUARTER ENDED DECEMBER 31, 1997, DOWN 4% FROM $746,000 IN THE SAME PERIOD LAST YEAR. MARGINS THIS QUARTER DECREASED INT HE WYO L-P DIVISION FROM THE SAME QUARTER LAST YEAR FROM APPROXIMATELY $567,000 TO $475,000 DUE TO DECREASED PROPANE SALES BECAUSE OF WARMER WEATHER, THAN ONE YEAR AGO. MARGINS IN THE PETROGAS DIVISION IN ARIZONA INCREASED THIS QUARTER FROM APPROXIMATELY $153,000 TO $210,000, DUE TO CUSTOMER GROWTH, WHILE MISSOURI RIVER PROPANE IN MONTANA MARGINS REMAINED RELATIVELY SIMILAR TO THE SAME QUARTER ONE YEAR AGO. RMF EXPERIENCED HIGHER SHORT-TERM INTEREST COSTS DUE TO EXPANSION OF PLANT IN MONTANA AND WYOMING. STATE AND FEDERAL INCOME TAXES DECREASED TO APPROXIMATELY $71,000 FOR THIS QUARTER FROM $85,000 LAST YEAR, DUE TO LOWER PRE-TAX INCOME OF ROCKY MOUNTAIN FUELS, INC.

ENERGY WEST RESOURCES, INC.  -

FOR THE SECOND QUARTER ENDED DECEMBER 31, 1997, ENERGY WEST RESOURCES, INC'S NET INCOME WAS APPROXIMATELY $52,000 COMPARED TO NET INCOME OF APPROXIMATELY $23,000 FOR THE SECOND QUARTER ENDED DECEMBER 31, 1996, PRIMARILY DUE TO HIGHER MARGINS, PARTIALLY OFFSET BY HIGHER GENERAL AND ADMINISTRATIVE EXPENSES THAN IN THE SAME PERIOD LAST YEAR, DUE TO STAFF EXPANSION AND TRAINING REQUIRED TO SERVE THE GROWTH IN MARKETING ACTIVITY. GAS TRADING MARGINS INCREASED APPROXIMATELY $137,000, OR 180%, DUE TO DECREASED NATURAL GAS PRICES IN CANADA AND MONTANA AND EXPANDED MARKETS AND CUSTOMERS. STATE AND FEDERAL INCOME TAXES INCREASED THIS QUARTER TO APPROXIMATELY $32,000 FROM APPROXIMATELY $16,000, THE SAME QUARTER ONE YEAR AGO, DUE TO AN INCREASE IN PRE-TAX INCOME FROM THE SAME QUARTER ONE YEAR AGO.

MONTANA SUN, INC. -

FOR THE SECOND QUARTER ENDED DECEMBER 31, 1997, MONTANA SUN, INC.'S NET INCOME WAS APPROXIMATELY $3,300 COMPARED TO $75,000 FOR THE SECOND QUARTER ENDED DECEMBER 31, 1996, PRIMARILY DUE TO A ONE-TIME CAPITAL GAIN ON THE SALE OF MARKETABLE EQUITY SECURITIES THE SECOND QUARTER OF FISCAL 1997.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 AND FISCAL 1997 ENDED DECEMBER 31, 1996

THE COMPANY'S NET INCOME FOR THE FIRST SIX MONTHS ENDED DECEMBER 31, 1997 WAS $135,007 COMPARED TO $286,786 FOR THE SIX MONTHS ENDED DECEMBER 31, 1996.

THE DECREASE IN THE 1998 NET INCOME WAS DUE PRIMARILY TO A ONE-TIME CAPITAL GAIN ON THE SALE OF MARKETABLE EQUITY SECURITIES RECORDED LAST YEAR AND INCREASES IN INTEREST COSTS, DUE TO CAPITAL ADDITIONS AND GAS STORAGE INCREASE REQUIREMENTS.

UTILITY OPERATIONS -

UTILITY OPERATING REVENUES IN THE FIRST SIX MONTHS OF FISCAL 1998 WERE APPROXIMATELY $12,041,000 COMPARED TO APPROXIMATELY $11,769,000 FOR THE FIRST SIX MONTHS OF FISCAL 1997. GRROSS MARGIN, WHICH IS DEFINED AS OPERATING REVNUES LESS GAS PURCHASED, WAS APPROXIMATELY $4,751,000 FOR THE FIRST SIX MONTHS OF FISCAL 1998 COMPARED TO GROSS MARGIN OF APPROXIMATELY $$4,977,000 FOR THE FIRST SIX MONTHS OF FISCAL 1997. GROSS MARGINS DECREASED 5% BECAUSE OF LOWER MARGINS FROM NATURAL GAS SALES IN THE GREAT FALLS AND CODY DIVISIONS, DUE TO WEATHER AND HIGHER MARGINS FROM PROPANE VAPOR SALES IN THE BROKEN BOW DIVISION, DUE TO A 17% RATE INCREASE AND CUSTOMER GROWTH.

OPERATING EXPENSES -

UTILITY OPERATING EXPENSES, EXCLUDING THE COST OF GAS PURCHASED AND FEDERAL AND STATE INCOME TAXES, WERE APPROXIMATELY $4,085,000 FOR THE FIRST SIX MONTHS OF FISCAL 1998 AS COMPARED TO $4,332,000 FOR THE SAME PERIOD IN FISCAL 1997. THE 6% DECREASE IN THE PERIOD WAS GENERALLY DUE TO REDUCED PERSONNEL IN THE UTILITY DIVISIONS, THAN ONE YEAR AGO.

INTEREST CHARGES -

INTEREST CHARGES ALLOCABLE TO THE COMPANY'S UTILITY DIVISIONS WERE APPROXIMATELY $740,000 FOR THE FIRST SIX MONTHS OF FISCAL 1998, AS COMPARED TO $715,000 IN THE COMPARABLE PERIOD IN FISCAL 1997. LONG-TERM DEBT INTEREST INCREASED DUE TO AN$8,000,000 DEBT ISSUANCE ON AUGUST 15, 1997, WHICH WAS USED TO PAY DOWN SHORT-TERM DEBT, HOWEVER OVERALL INTEREST CHARGES INCREASED PRIMARILY DUE TO FACILITY EXPANSION AND INCREASES IN GAS STORAGE.

INCOME TAXES -

STATE AND FEDERAL INCOME TAXES OF THE COMPANY'S UTILITY DIVISIONS WERE APPROXIMATELY $13,000 FOR THE FIRST SIX MONTHS OF FISCAL 1998, AS COMPARED TO APPROXIMATELY $18,000 FOR THE SECOND QUARTER IN FISCAL 1997. THE DECREASE IN INCOME TAXES WAS DUE TO LOWER PRE-TAX INCOME OF THE UTILITY DIVISIONS.

NON-REGULATED OPERATIONS -

ROCKY MOUNTAIN FUELS -

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997, RMF GENERATED NET INCOME OF APPROXIMATELY $33,000 COMPARED TO NET INCOME OF $66,000 FOR THE SIX MONTHS ENDED DECEMBER 31, 1996. ABOUT $58,000 OF RMF'S NET INCOME FOR THE FIRST SIX MONTHS OF FISCAL 1998 WAS ATTRIBUTABLE TO THE PETROGAS DIVISION IN ARIZONA, WITH THE BALANCE OF ($17,000) NET LOSS ATTRIBUTABLE TO MISSOURI RIVER PROPANE IN MONTANA AND A LOSS OF ($8,000) IN THE WYO L-P GAS DIVISION IN WYOMING. RMF'S GROSS MARGINS DECREASED APPROXIMATELY $ 3% OR $32,000 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SAME PERIOD LAS YEAR, PRIMARILY DUE TO WARMER WEATHER AND FEWER CUSTOMERS DUE TO COMPETITIVE MARKET FORCES, IN THE WYO L-P GAS DIVISION IN WYOMING. MARGINS THIS SIX MONTHS PERIOD DECREASED IN THE WYO L-P DIVISION APPROXIMATELY $114,000 OR 14%. MARGINS IN THE PETROGAS DIVISION IN ARIZONA INCREASED FROMA YEAR AGO BY APPROXIMATELY $74,000 OR 35% DUE TO CUSTOMER GROWTH, WHILE MISSOURI RIVER PROPANE IN MONTANA MARGINS INCREASED FROM A YEAR AGO BY APPROXIAMTELY $8,000 OR 25% DUE TO CUSTOMER GROWTH. RMF EXPERIENCED HIGHER INTEREST COSTS DUE TO EXPANSION OF PLANT IN MONTANA AND WYOMING. STATE AND FEDERAL INCOME TAXES DECREASED TO APPROXIMATELY $19,000 FOR THIS SIX MONTH PERIOD FROM $35,000 LAST YEAR, DUE TO LOWER PRE-TAX INCOME THIS YEAR VERSUS LAST YEAR IN RMF.

ENERGY WEST RESOURCES, INC.  -

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997, ENERGY WEST RESOURCES, INC'S NET INCOME WAS APPROXIMATELY $33,000 COMPARED TO NET INCOME OF APPROXIMATELY $49,000 FOR THE SIX MONTHS ENDED DECEMBER 31, 1996, PRIMARILY DUE TO HIGHER INTEREST CHARGES DUE TO INCREASES IN GAS STORAGE. GAS TRADING MARGINS INCREASED APPROXIMATELY $131,000 OR 80%, DUE TO DECREASED NATURAL GAS PRICES IN CANADA AND MONTANA AND EXPANDED MARKETS AND CUSTOMER GROWTH. STATE AND FEDERAL INCOME TAXES DECREASED THIS SIX MONTH PERIOD TO APPROXIMATELY $21,000 FROM APPROXIMATELY $31,000, THE SAME SIX MONTH PERIOD ONE YEAR AGO, DUE TO LOWER PRE-TAX INCOME THAN ONE YEAR AGO.

MONTANA SUN, INC. -

FOR THE SIX MONTHS ENDED DECEMBER 31, 1997, MONTANA SUN, INC.'S NET INCOME WAS APPROXIMATELY $7,000 COMPARED TO $85,000 FOR THE SIX MONTHS ENDED DECEMBER 31, 1996, PRIMARILY DUE TO A ONE-TIME CAPITAL GAIN ON THE SALE OF MARKETABLE EQUITY SECURITIES THE SECOND QUARTER OF FISCAL 1997. STATE AND FEDERAL INCOME TAXES DECREASED THIS SIX MONTH PERIOD TO $4,000 FROM $51,000 THE SAME SIX MONTH PERIOD ONE YEAR AGO, DUE TO LOWER PRE-TAX INCOME THIS FISCAL SIX MONTH PERIOD.

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

ON DECEMBER 20, 1996, AN ACTION WAS FILED AGAINST THE COMPANY BY RANDY HYNES AND MELISSA HYNES IN FEDERAL DISTRICT COURT IN WYOMING. THE ACTION ARISES FROM A NATURAL GAS EXPLOSION INVOLVING A FOUR-PLEX APARTMENT BUILDING WHICH WAS DAMAGED AFTER NATURAL GAS FROM A GAS LINE LEAKED INTO THE BUILDING ON FEBRUARY 3, 1996 (WHICH WAS NOT SERVED BY NATURAL GAS). THE PLAINTIFFS, WHO WERE TENANTS IN THE BUILDING, SUSTAINED BURNS AND OTHER INJURIES AS WELL AS PROPERTY DAMAGE. THE PLAINTIFFS ALLEGE THAT THE COMPANY WAS NEGLIGENT IN THAT IT FAILED TO MAINTAIN THE NATURAL GAS LINE CONSISTENT WITH ITS DUTY TO DO SO AND FAILED TO PROPERLY ODORIZE THE GAS WHICH CAUSED THE EXPLOSION.
THE ACTION ALSO ASSERTS CLAIMS OF PRODUCT LIABILITY, WILLFUL AND WANTON CONDUCT AND BREACH OF WARRANTY. THE PLAINTIFFS ARE SEEKING DAMAGES FOR PERSONAL INJURY, PAIN AND SUFFERING, EMOTIONAL DISTRESS, LOSS OF EARNINGS, MEDICAL EXPENSES, PHYSICAL DISABILITY AND PROPERTY DAMAGE AS WELL AS PUNITIVE DAMAGES. A DOLLAR AMOUNT HAS NOT BEEN SET FORTH IN THE PLEADINGS. THE COMPANY DENIES RESPONSIBILITY FOR THE DAMAGES AND IS VIGOROUSLY CONTESTING THE MATTER. THE COMPANY BELIEVES THE GAS LEAK RESULTED FROM DAMAGE CAUSED TO THE PIPELINE BY AN UNKNOWN THIRD PARTY. A TRIAL HAS CONCLUDED fEBRUARU 6, 1998 AND A JUDGEMENT HOLDING FOR THE PLAINTIFFS HAS BEEN ENTERED. THE COMPANY'S PRIMARY AND EXCESS INSURANCE COMPLETERLY INDEMNIFIES THE COMPANY AGAINST THE JUDGEMENT.

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

ON OCTOBER 24, 1996, AN ACTION WAS FILED AGAINST THE COMPANY BY COLTEN AND JULIE WHITE AND THEIR THREE CHILDREN IN SUPERIOR COURT IN GILA COUNTY, ARIZONA. THE ACTION ARISES FROM AN EXPLOSION THAT OCCURRED ON MAY 3, 1995 IN THE PLAINTIFFS' NEW HOME WHICH WAS SERVICED BY THE COMPANY'S PROPANE BUSINESS. THE EXPLOSION OCCURRED IN THE COURSE OF THE PLAINTIFFS' ATTEMPT TO LIGHT THEIR APPLIANCES FOR THE FIRST TIME. THE PLAINTIFFS SUSTAINED INJURIES AND PROPERTY DAMAGE IN THE EXPLOSION AND THE FIRE THAT OCCURRED AFTER THE EXPLOSION. THE CLAIMS ARE FOR PERSONAL INJURY, MENTAL SUFFERING AND ANGUISH,
 MEDICAL EXPENSES, LOST INCOME, PROPERTY DAMAGES AND PUNITIVE DAMAGES. PLAINTIFFS' CLAIMS ARE BASED ON A STRICT LIABILITY CLAIM THAT THE PROPANE WAS DEFECTIVE, BREACH OF WARRANTY IN THAT THE PROPANE WAS NOT FIT FOR THE PURPOSE FOR WHICH IT WAS INTENDED AND NEGLIGENCE FOR FAILURE TO ASSURE THAT THE PROPANE WAS PROPERLY ODORIZED. IN JANUARY 1998, THE INSURANCE COMPANY SETTLED THE PLAINTIFF'S CLAIMS OUT OF COURT FOR APPROXIMATELY $700,000.

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

          B. NO REPORTS ON FORM 8-K HAVE BEEN FILED DURING THE QUARTER ENDED DECEMBER 31, 1997.

                                      SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

   /s/ LARRY D. GESKE
   -------------------------------
   LARRY D. GESKE, PRESIDENT AND
    CHIEF EXECUTIVE OFFICER


DATED FEBRUARY 13, 1998

   /s/  WILLIAM J. QUAST
   ----------------------------------
   WILLIAM J. QUAST, VICE-PRESIDENT, TREASURER,
   AND ASSISTANT SECRETARY