Form 10-Q
period 1998-03-31
ENERGY WEST INC
filed 1998-05-14
CIK 43350

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                      Quarterly Report under section 13 or 15(d)
                        of the Securities Exchange Act of 1934

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998
                                          OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

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

Class Outstanding at March 31, 1998
-----------------------------------
(Common stock, $.15 par value) 2,401,058
----------------------------------------

                               ENERGY WEST INCORPORATED
                                  INDEX TO FORM 10-Q


                                                                        Page No.

Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1998  and June 30, 1997                            1

                  Condensed Consolidated Statements of Income -
                  three months and nine months ended March 31, 1998
                  and 1997                                                     2

                  Condensed Consolidated Statements of cash flows -
                  nine months ended March 31, 1998 and 1997                    3

                  Notes to Condensed Consolidated Financial Statements      4-10

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations            11-17

Part II  Other Information

         Item 1 - Legal Proceedings                                           18

         Item 2 - Changes in Securities                                       19

         Item 3 - Defaults upon Senior Securities                             19

         Item 4 - Submission of Matters to a Vote of Security Holders         19

         Item 5 - Other Information                                           19

         Item 6 - Reports on Form 8-K                                         19

         Signatures


I. FINANCIAL INFORMATION
   Item 1.  Financial Statements

                                      FORM 10-Q
                               ENERGY WEST INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               ASSETS
                                                                   March 31        June 30
                                                                       1998           1997
                                                                   --------        -------
Current Assets:
 Cash and Cash Equivalents                                         $200,256       $148,665
 Accounts Receivable (net)                                        8,835,390      3,402,528
 Natural Gas and Propane Inventory                                1,282,170      5,792,517
 Materials and Supplies                                             494,232        561,112
 Prepayments and Other                                              296,620        518,504
 Refundable Income Tax Payments                                           0        301,711
 Recoverable Cost of Gas Purchases                                2,368,420      1,673,285
 Deferred Income Taxes - current                                    184,597              0
                                                               ------------    -----------

          Total Current Assets                                   13,661,685     12,398,322
                                                               ------------    -----------

Investments                                                               0        257,560
Notes Receivable Due After One Year                                 196,924          2,537
Property, Plant and Equipment-Net                                27,272,907     27,397,780
Deferred Charges                                                  3,869,971      2,828,650
                                                               ------------    -----------
Total Assets                                                    $45,001,487    $42,884,849
                                                               ------------    -----------
                                                               ------------    -----------


                                                     CAPITALIZATION AND LIABILITIES
Capitalization and Liabilities:
Current Liabilities:
 Note Payable to bank                                                    $0    $11,380,000
 Long-term Debt due within one year                                 240,127        361,959
 Accounts Payable - Gas Purchases                                 3,719,878      1,158,700
 Other Current and Accrued Liabilities                            3,629,681      2,416,226
                                                               ------------    -----------
          Total Current Liabilities                               7,589,686     15,316,885
                                                               ------------    -----------
Deferred Credits                                                  6,843,138      5,887,275
Long-term Debt (less amounts due within one year)                17,443,755      9,683,755

Stockholders' Equity
  Preferred Stock                                                         0              0
  Common Stock   ( 2,401,058 and
  2,357,740 shares were outstanding at March
  31, 1998 and June 30, 1997, respectively)                         359,824        353,623
  Capital in Excess of Par Value                                  3,247,761      2,932,962
  Retained Earnings                                               9,517,322      8,710,349
                                                               ------------    -----------
   Total Stockholders' Equity                                    13,124,907     11,996,934
                                                               ------------    -----------
Total Capitalization and Liabilities                            $45,001,487    $42,884,849
                                                               ------------    -----------
                                                               ------------    -----------



The accompanying notes are an integral part of these condensed financial statements.

                                      FORM 10-Q
                               ENERGY WEST INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          MARCH 31                      MARCH 31

                                                      1998          1997          1998            1997
                                                 -----------   ------------   ------------    -----------
Operating revenue:
 Regulated utilities                             $10,856,147    $10,225,740    $22,896,745    $21,994,853
 Nonregulated operations                           3,501,536      3,655,501      7,377,734      7,763,078
 Gas trading                                       4,856,812      2,040,786      8,806,111      4,417,547
                                                ----------------------------------------------------------
Total Revenue                                     19,214,495     15,922,027     39,080,590     34,175,478
                                                ----------------------------------------------------------
Operating Expenses
 Gas Purchased                                     9,562,690      9,335,727     19,651,331     19,085,015
 Cost of gas trading                               4,573,972      1,841,406      8,228,578      4,095,567
 Distribution, general and administrative          2,014,305      2,020,640      6,042,822      6,159,787
 Depreciation and Amortization                       459,180        450,127      1,360,020      1,377,693
 Other Taxes                                         167,086        170,480        489,798        501,973
                                                ----------------------------------------------------------
          Total Operating Expenses                16,777,233     13,818,380     35,772,549     31,220,035
                                                ----------------------------------------------------------

Operating Income                                   2,437,262      2,103,647      3,308,041      2,955,443
Other Income - Net                                   204,109         11,582        413,103        331,410
                                                ----------------------------------------------------------

Income Before Interest Charges & Taxes             2,641,371      2,115,229      3,721,144      3,286,853
                                                ----------------------------------------------------------
Interest Charges:
 Long-Term Debt                                      319,008        172,704        888,053        518,113
 Other                                                60,254        228,260        377,971        632,856
                                                ----------------------------------------------------------

     Total Interest Charges                          379,262        400,964      1,266,024      1,150,969
                                                ----------------------------------------------------------

Net Income Before Income Taxes                     2,262,109      1,714,265      2,455,120      2,135,884
Income Taxes                                         820,585        624,209        878,589        758,875
                                                ----------------------------------------------------------
Net Income                                        $1,441,524     $1,090,056     $1,576,531     $1,377,009
                                                ----------------------------------------------------------
                                                ----------------------------------------------------------

Basic Earnings per Share                               $0.60          $0.46          $0.66          $0.59
                                                ----------------------------------------------------------
Diluted Earnings per Share                             $0.60          $0.46          $0.66          $0.59
                                                ----------------------------------------------------------
Dividends per common share                           $0.1100        $0.1050        $0.3300        $0.3150
                                                ----------------------------------------------------------
Basic Weighted Average Shares                      2,398,461      2,357,112      2,384,343      2,342,782

Diluted Weighted Average Shares                    2,401,415      2,367,872      2,387,297      2,353,541



The accompanying notes are an integral part of these condensed financial statements.

                                      FORM 10-Q
                               ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          NINE MONTHS ENDED
                                                                               MARCH 31
                                                                            1998           1997
                                                                     --------------------------
Operating Activities:                                                                [RESTATED]
   Net Income                                                         $1,576,529     $1,377,009

  Adjustments to Reconcile Net Income to Cash Flow
   Depreciation and Amortization                                       1,526,642      1,610,111
   (Gain) Loss on Sale of Marketable Equity Securities                         0       (100,526)
   (Gain) Loss on Sale of Property, Plant & Equipment                   (200,268)       (18,026)
   Deferred Gain on Sale of Assets                                       (17,721)       (17,721)
   Investment Tax Credit - Net                                           (15,797)       (15,797)
   Deferred Income Taxes - Net                                           436,758        346,614
   Changes in Operating Assets and Liabilities                         2,316,799     (4,133,914)
                                                                     --------------------------

   Net Cash Provided by (Used In) Operating Activities                 5,622,942       (952,250)


Investing Activities:
   Construction Expenditures                                          (2,217,251)    (2,174,185)
   Collection of Long-Term Notes Receivable                                5,614            929
   Increase in Notes Receivable                                         (200,000)             0
   Proceeds from Contributions in Aid of Construction                    122,643         98,790
   Proceeds from Sale of Marketable Equity Securities                          0        273,572
   Proceeds from Sale of Property, Plant & Equipment                   1,243,701         33,297
                                                                     --------------------------
     Net Cash Used In Investing Activities                            (1,045,293)    (1,767,597)

Financing Activities:
   Proceeds from Long-term Debt                                        8,000,000              0
   Debt Issuance and Reacquisition Costs                                (457,503)             0
   Proceeds from Notes Payable                                        20,550,000     24,977,000
   Repayment of Long-Term Debt                                          (240,000)      (360,240)
   Repayment of Notes Payable                                        (31,930,000)   (22,102,000)
   Sale of Common Stock                                                  187,224          6,922
   Dividends Paid                                                       (635,779)      (443,298)
                                                                     --------------------------

    Net Cash Provided by (Used In) Financing Activities               (4,526,058)     2,078,384
                                                                     --------------------------


    Net Increase (Decrease) in Cash and Cash Equivalents                  51,591       (641,463)


          Cash and Cash Equivalents at Beginning of Year                 148,665        721,093
                                                                     --------------------------


          Cash and Cash Equivalents at End of Period                    $200,256        $79,630
                                                                     --------------------------
                                                                     --------------------------



The accompanying notes are an integral part of these condensed financial statements.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    March 31, 1998

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X.   Accordingly,  they do not  include all of the
information and footnotes required by generally accepted  accounting principles
for complete financial statements.   In the  opinion  of  management,  all
adjustments (consisting only of  normal recurring  accruals) considered
necessary for a fair presentation  have been  included.   Operating  results for
the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1997.

Prior Period Adjustment

The Company has restated its previously issued fiscal 1997 Condensed Consolidated Statements of income for the three and nine months ended March 31, 1997, to reflect the deferral of the gain on sale-leaseback of assets totaling $236,000, which occurred in June 1996. The gain is being amortized ratably into income over the initial ten-year lease term. The effect of the amortization on results of operations for the above mentioned Condensed Consolidated Statements of Income is as follows:



                                           March 31, 1997          March 31, 1997
Net Income (loss):                       three months ended       nine months ended
                                         ------------------       -----------------
 As  previously reported                     $1,086,506               $1,366,359
 As restated                                 $1,090,056               $1,377,009
Net income per common share:
 As previously reported                      $.46                     $.58
 As restated                                 $.46                     $.59



Sale of Assets

In February, 1998, the Company sold four retail propane districts in Wyoming. The operations, consisting of customers surrounding Greybull, Riverton, Lander and Dubois, Wyoming and the rights to the Wyo L-P name were sold to Great Western Energy, LLC of Denver, CO. at a gain on the sale of assets of approximately $125,000. The Cody Wyoming retail propane district and wholesale propane operations in Wyoming were retained by the Company.

Note 2 - Earnings Per Common and Common Equivalent Share

Earnings per common share are computed based on the weighted average number of common shares issued and outstanding and common stock equivalents, if dilutive. In February 1997, the Financial Accounting Standards Board (SFAS) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The overall objective of Statement 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with the recently issued International Accounting Standard No. 33, EARNINGS PER SHARE. Statement 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. Earlier application is not permitted. As a result, calendar year end companies will first report on the new EPS basis in the fourth quarter ended December, 1997. Subsequent to the effective date, all prior-period EPS amounts (including EPS information in interim financial statements, earnings summaries, and selected financial data) are required to be restated to conform to the provisions of Statement 128. Under Statement 128, primary EPS will be replaced with a new simpler calculation called BASIC EPS. Basic EPS will be calculated by dividing income available to common stockholders (i.e., net income less preferred stock dividends) by the weighted average common shares outstanding. Thus, in the most significant change in current practice, options, warrants, and convertible securities will be excluded from the calculation. Further, contingently issuable shares will be included in basic EPS only if all the necessary conditions have been satisfied by the end of the period and it is only a matter of time before they are issued. Basic EPS under Statement 128 will result in higher earnings per share because common stock equivalents will not be included. Thus, the basic EPS calculation will be less complex and easier to prepare. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:



                                                     Three Months Ended             Nine Months Ended
                                                     ------------------             -----------------
                                                          March 31                       March 31
                                                          --------                       --------
                                                        1998           1997           1998           1997
                                                        ----           ----           ----           ----
Numerator:

       Net Income                                 $1,441,524     $1,090,056     $1,576,529     $1,377,009

Denominator:

       Denominator for basic earnings per
       share - weighted - average shares           2,398,461      2,357,112      2,384,343      2,342,782

       Effect of dilutive securities:
               Options                                 2,954         10,759          2,954         10,759

       Denominator for diluted earnings per
       share - weighted - average shares           2,401,415      2,367,871      2,387,297      2,353,541

       Basic earnings per share                         $.60           $.46           $.66           $.59

       Diluted earnings per share                       $.60           $.46           $.66           $.59


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

Since the Company has elected to use APB No. 25, pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company had accounted for its stock options under the fair value method of that statement. For the fiscal year through March 31, 1998, no options were granted and for the fiscal year ended June 30, 1997 only a limited number of options were granted, resulting in no material impact on pro forma net income or earnings per share. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  1997
                                                               ----------
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




For the period ended March 31, 1998, the Company has no hedge agreements in place.

Note 6 - Income Taxes

Under the liability method prescribed by SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and
amounts used for income tax purposes.   At March 31, 1998,  components of the
Company's deferred tax assets and deferred tax liabilities are as follows:


Deferred tax assets:
 Allowance for doubtful accounts . . . . . . . . . . . . . . .      $11,379
 Unamortized Investment Tax Credit . . . . . . . . . . . . . .      149,182
 Contributions in Aid of Construction. . . . . . . . . . . . .      253,974
 Deferred Gain on Sale of Assets . . . . . . . . . . . . . . .       77,782
 Other nondeductible accruals. . . . . . . . . . . . . . . . .       71,253
                                                                 ----------
  Total deferred tax assets. . . . . . . . . . . . . . . . . .      563,570
                                                                 ----------

Deferred tax liabilities:
 Customer refunds payable. . . . . . . . . . . . . . . . . . .      923,229
 Property, Plant and Equipment . . . . . . . . . . . . . . . .    3,401,895
 Unamortized Debt Issue Costs. . . . . . . . . . . . . . . . .      176,799
 Covenant Not to Compete . . . . . . . . . . . . . . . . . . .       81,616
                                                                 ----------
  Total deferred tax liabilities . . . . . . . . . . . . . . .    4,583,539
                                                                 ----------

Net deferred tax liability . . . . . . . . . . . . . . . . . .   $4,019,969
                                                                 ----------
                                                                 ----------

Income tax expense consists of the following:

Current income taxes (benefits):
 Federal . . . . . . . . . . . . . . . . . . . . . . . . . . .     $499,124
 State . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,223
                                                                 ----------
Total current income taxes (benefits). . . . . . . . . . . . .      531,347
                                                                 ----------
Deferred income taxes (benefits):
 Excess tax depreciation . . . . . . . . . . . . . . . . . . .      174,390
 Excess tax (book) amortization. . . . . . . . . . . . . . . .      (25,568)
 Recoverable cost of gas purchases . . . . . . . . . . . . . .      265,770
 Contributions in Aid of Construction. . . . . . . . . . . . .      (49,752)
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,801)
                                                                 ----------
Total deferred income taxes. . . . . . . . . . . . . . . . . .      363,039
Investment tax credit, net . . . . . . . . . . . . . . . . . .      (15,797)
                                                                 ----------
Total income taxes . . . . . . . . . . . . . . . . . . . . . .     $878,589
                                                                 ----------
                                                                 ----------


Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:


Tax expense (benefit) at statutory rates - 34% . . . . . . . .     $832,300
State income taxes (benefit), net of federal income taxes. . .       57,215
Amortization of deferred investment tax credits. . . . . . . .      (15,797)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,871
                                                                   --------
Total income taxes (benefits). . . . . . . . . . . . . . . . .     $878,589
                                                                   --------
                                                                   --------

Note 7 - Commitments and Contingencies

Commitments

The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1998 and ending in 2007. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiation every two years. Current prices per Mcf for these contracts range from $1.60 to $1.65. Based on current prices, the minimum take or pay obligation at March 31, 1998 for each of the next five years and in total is as follows:


                              Fiscal Year
                              -----------
                              1998                            $250,000
                              1999                           1,095,000
                              2000                             602,250
                              2001                             602,250
                              2002                             164,250
                              Thereafter                           -0-
                                                          -------------
                              Total                         $2,713,750
                                                          -------------
                                                          -------------


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

ENVIRONMENTAL MATTER

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality ("MDEQ"), formerly known as the Montana Department of Health and Environmental Science ("MDHES"), in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. The Company's environmental consultant filed the report with the MDEQ on June 11, 1997. The MDEQ has commented on the report and the consultant now is preparing a remediation plan for submission to the MDEQ. MDEQ will then evaluate the report and provide for public comment. Once the comment period has lapsed and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation could be in place by the fall of 1998.

At March 31, 1998, the costs incurred in evaluating this site have totaled approximately $444,443. On May 30, 1995, the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of March 31, 1998, that recovery mechanism had generated approximately $542,300, or about what had been expended. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter.


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

Note 8 - Operating Revenues and Expenses,

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                                                        Three Months                  Nine Months
                                                        ------------                  -----------
                                                           Ended                         Ended
                                                           -----                         -----
                                                          March 31                      March 31
                                                          --------                      --------
                                                       1998           1997            1998           1997
                                                       ----           ----            ----           ----
Operating Revenues:
Regulated utilities                              $10,856,147    $10,225,740    $22,896,745    $21,994,853
Non-regulated operations                           3,501,536      3,655,501      7,377,734      7,763,078
Gas trading                                        4,856,812      2,040,786      8,806,111      4,417,547
                                                 -----------    -----------    -----------    -----------
                                                 $19,214,495    $15,922,027    $39,080,590    $34,175,478
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Operating Expenses:
 Gas Purchased:
Regulated                                         $6,919,368     $6,512,236    $14,209,177    $13,304,619
Non-regulated                                      2,643,322      2,823,491      5,442,154      5,780,396
Cost of gas trading                                4,573,972      1,841,406      8,228,578      4,095,567
                                                 -----------    -----------    -----------    -----------
                                                 $14,136,662    $11,177,133    $27,879,909    $23,180,582
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Distribution, general and administrative:
Regulated                                         $1,431,636     $1,470,698     $4,336,004     $4,601,642
Non-regulated                                        451,307        409,233      1,333,443      1,191,193
                                                 -----------    -----------    -----------    -----------
                                                  $1,882,943     $1,879,931     $5,669,447     $5,792,835
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Maintenance:
Regulated                                           $108,519       $118,843       $292,569       $295,843
Non-regulated                                         22,843         21,866         80,808         71,109
                                                 -----------    -----------    -----------    -----------
                                                    $131,362       $140,709       $373,377       $366,952
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Depreciation and amortization:
Regulated                                           $382,099       $372,832     $1,113,050     $1,122,726
Non-regulated                                         77,081        77,295         246,970        254,967
                                                 -----------    -----------    -----------    -----------
                                                    $459,180       $450,127     $1,360,020     $1,377,693
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Taxes other than income:
Regulated                                           $142,708       $143,760       $408,833       $417,646
Non-regulated                                         24,377         26,720         80,964         84,327
                                                 -----------    -----------    -----------    -----------
                                                    $167,085       $170,480       $489,797       $501,973
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

Income taxes:
Regulated                                           $597,213       $430,087       $610,596       $448,134
Non-regulated                                       223,374         194,122        267,993        310,741
                                                 -----------    -----------    -----------    -----------
                                                    $820,587       $624,209       $878,589       $758,875
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

                                      FORM 10-Q
                               ENERGY WEST INCORPORATED

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

The following discussion reflects results of operations of the Company and its
consolidated subsidiaries for the periods indicated.   he Company's regulated
utility operations primarily involve the distribution and sale of natural gas to the public in the Great Falls, Montana and Cody, Wyoming areas and the distribution of propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas. Since 1995, the Company's regulated utility operations have also included the distribution of natural gas through an underground system in West Yellowstone, Montana that is supplied by liquified natural gas.

The Company conducts certain non-utility operations through its three wholly-owned subsidiaries: Rocky Mountain Fuels, Inc. (RMF), a distributor of bulk propane in northwestern Wyoming, Cascade, Montana and the Payson, Arizona area; Energy West Resources, Inc. which is involved in the marketing of natural gas and electricity in Montana and gas storage; Montana Sun, Inc., which owns two real estate properties in Great Falls, Montana, along with certain other investments.

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

At March 31, 1998, the Company had $19,000,000 in bank lines of credit, of which $-0- had been borrowed under the credit agreement.

The Company closed an $8,000,000 debt issuance on August 15, 1997. The net proceeds received, after payment of issuance costs, were approximately $7,600,000 and were used to pay down short-term debt. The interest rate for these bonds is 7.5% for a term of fifteen years to be paid off by June 1, 2012.

The Company provided net cash in operating activities for the nine months ended March 31, 1998 in the amount of approximately $5,623,000 as compared to net cash used of approximately $952,000 for the nine months ended March 31, 1997. This increase in cash provided by operating activities of approximately $6,575,000 was primarily due to lower working capital requirements of approximately $6,440,000, partially offset by a reduction in the gain on sale of marketable equity securities of approximately $100,000, higher net income of approximately $211,000, lower depreciation of approximately $83,000, a gain on sale of property, plant & equipment of approximately $182,000 and higher deferred income taxes of approximately $90,000. The lower working capital requirements of approximately $6,440,000 is primarily due to decreases in gas inventory and gas accounts payable offset by increases in recoverable cost of gas purchases and accounts receivable.

Cash used in investing activities was approximately $1,045,000 for the nine months ended March 31, 1998, as compared to approximately $1,768,000 for the nine months ended March 31, 1997, a decrease of approximately $723,000 primarily due to proceeds from the sale of property, plant & equipment of $1,211,000, higher proceeds from contributions in aid of construction of approximately $24,000, partially offset by lower proceeds from the sale of marketable equity securities of approximately $273,000, a loan made by Energy West Resources of $200,000 and increased construction expenditures of approximately $43,000.

Cash used in financing activities was approximately $4,526,000 for the nine months ended March 31, 1998, as compared to cash provided by financing activities of approximately $2,078,000 for the nine months ended March 31, 1997. The increase in cash used in financing activities of approximately $6,604,000 resulted primarily from a net reduction in short-term borrowing of approximately $14,255,000 and an increase in dividends paid of approximately $193,000, partially offset by net proceeds from a long-term debt issue of approximately $7,542,000, an increase in proceeds from the sale of common stock of approximately $180,000 and a decrease in repayment of long-term debt of $120,000.

Capital expenditures are expected to be approximately $3.6 million in fiscal 1998, including approximately $915,000 for continued expansion for the Broken Bow division, $116,000 in the Cody division and approximately $1.9 million for maintenance and other special system expansion projects in the Great Falls and West Yellowstone divisions and the balance of approximately $700,000 for the Company's propane operations in the three states it serves. As of March 31, 1998, approximately $2,272,000 of that amount had been expended.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THIRD QUARTER OF FISCAL 1998 ENDED MARCH 31, 1998 AND FISCAL 1997 ENDED MARCH 31, 1997

The Company's net income for the third quarter ended March 31, 1998 was approximately $1,442,000 compared to approximately $1,090,000 for the quarter ended March 31, 1997.

The increased net income in the third quarter of fiscal 1998 was due primarily to higher margins on gas trading activity due to favorable market prices; higher margins from propane vapor sales in Arizona, due to a regulatory rate increase and customer growth, partially offset by lower margins from natural gas sales, due to warmer weather experienced in Montana and Wyoming this third quarter. A one time capital gain on the sale of four propane retail districts in Wyoming and lower interest costs also increased net income.

UTILITY OPERATIONS -

Utility operating revenues in the third quarter of fiscal 1998 were approximately $10,856,000 compared to approximately $10,225,000 for the third quarter of fiscal 1997. Operating income was approximately $1,872,000 in the third quarter of fiscal 1998 compared to $1,607,000 in fiscal 1997. Gross margin, which is defined as operating revenues less gas purchased, was approximately $3,937,000 for the third quarter of fiscal 1998 compared to gross margin of approximately $3,700,000 for the third quarter of fiscal 1997. Gross margins increased 6% because of higher margins from propane vapor sales in the Arizona area, due to a regulatory rate increase and an increase in customers offset by lower margins in the Great Falls and Cody divisions, due to warmer weather than one year ago.

Operating Expenses -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $2,065,000 for the third quarter of fiscal 1998 as compared to $2,106,000 for the same period in fiscal 1997. The 2% decrease in the period was generally due to reduced personnel in the utility divisions.

Interest Charges -

Interest charges allocable to the Company's utility divisions decreased approximately 18% and was approximately $322,000 for the third quarter of fiscal 1998, as compared to $393,000 in the comparable period in fiscal 1997. Long-term debt interest increased due to an $8,000,000 debt issuance on August 15, 1997, which was used to pay down short-term debt. Proceeds from the sale of the Wyo L-P properties in Wyoming further reduced short-term debt and interest costs.

Income Taxes -

State and federal income taxes of the Company's utility divisions were approximately $597,213 for the third quarter of fiscal 1998 as compared to approximately $430,000 the third quarter in fiscal 1997. Pre-tax income of the utility divisions was approximately $1,611,000, an increase from $1,200,000 for the third quarter of fiscal 1997.

NON-REGULATED OPERATIONS -

Non-regulated operating revenues for the third quarter ended March 31, 1998 were approximately $8,358,000 compared to $5,696,000 for the third quarter of fiscal 1997. Non-regulated operating revenues for fiscal 1998 consisted of approximately $3,476,000 for RMF, $4,857,000 for Energy West Resources, Inc. and $25,000 for Montana Sun, Inc. Operating income, which is defined as operating revenues less gas purchased, distribution, general, administrative, maintenance, depreciation, amortization and taxes other than income, increased approximately 17% or $86,000 from fiscal 1997 and was approximately $583,000 for the third quarter of fiscal 1998 compared to $497,000 for the third quarter of fiscal 1997. Operating income for RMF was approximately $410,000 for the third quarter of fiscal 1998, up from the third quarter of fiscal 1997 of $324,000 , due to increased margins because of colder weather and customer growth in the Arizona area served by Petrogas of Arizona and lower operating expenses because of the sale of 4 district offices in Petrogas of Wyoming in February, 1998. Energy West Resources, Inc's operating income was approximately $160,000 comparable to
$159,000 in fiscal 1997.   Energy West Resources, Inc's higher gas marketing
margins of $83,000 were due to decreased natural gas prices for purchases, and was offset by higher general and administrative costs, due to staff expansion and training required to serve the growth in marketing activity.

Rocky Mountain Fuels -

For the third quarter ended March 31, 1998, RMF generated net income of approximately $322,000 compared to net income of approximately $183,000 for the third quarter ended March 31, 1997. Approximately $180,000 of RMF's net income for the third quarter of fiscal 1998 was attributable to the Petrogas division of Wyoming (formerly Wyo L-P Gas division), approximately $141,000 to the Petrogas division in Arizona, with the balance of approximately $1,000 attributable to Missouri River Propane in Montana. RMF's gross margins were approximately $833,000, for the third quarter ended March 31, 1998, up 3% from $807,000 in the same period last year. Margins this quarter decreased in the Petrogas of Wyoming division from the same quarter last year from approximately $497,000 to $446,000 due to decreased propane sales because of warmer weather, than one year ago. Margins in the Petrogas division in Arizona increased this quarter from approximately $278,000 to $348,000, due to customer growth, while Missouri River Propane in Montana margins remained relatively similar to the same quarter one year ago. RMF interest costs remained relatively the same as the same quarter one year ago. Other income of RMF increased to approximately $139,000 from approximately $25,000 the same quarter one year ago, due to a one time capital gain of approximately $125,000 pre-tax on the sale of four propane retail districts in Wyoming. State and federal income taxes increased to approximately $179,000 for this quarter from $114,000 last year, due to higher pre-tax income of Rocky Mountain Fuels, Inc., primarily as a result of the sale of the four retail propane districts in Wyoming.

Energy West Resources, Inc.  -

For the third quarter ended March 31, 1998, Energy West Resources, Inc's net income was approximately $121,000 compared to net income of approximately $122,000 for the third quarter ended March 31, 1997. Earnings were about the same because higher margins were offset by higher general and administrative expenses, due to staff expansion and training required to serve the growth in marketing activity. In addition, higher interest costs allocated, reduced taxable income. Gas trading margins increased approximately $83,000, or 42%, due to decreased natural gas prices in Canada and Montana and expanded markets and customers. State and federal income taxes decreased this quarter to approximately $43,000 from approximately $73,000, the same quarter one year ago, due to a decrease in pre-tax income from the same quarter one year ago.


Montana Sun, Inc. -

For the third quarter ended March 31, 1998, Montana Sun, Inc.'s net income was approximately $3,111 compared to $11,000 for the third quarter ended March 31, 1997, primarily due to higher interest charges allocated in the third quarter of fiscal 1997.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1998 AND FISCAL 1997 ENDED MARCH 31, 1997

The Company's net income for the first nine months ended March 31, 1998 was approximately $1,577,000 compared to $1,377,000 for the nine months ended March 31, 1997.

The increase in the 1998 net income was due primarily to an increase in net income in the utility divisions, due to reduced expenses in the utility divisions and the effect of a one-time capital gain on the sale of four retail districts in Wyoming.

UTILITY OPERATIONS -

Utility operating revenues in the first nine months of fiscal 1998 were approximately $22,896,000 compared to approximately $21,995,000 for the first nine months of fiscal 1997. Gross margin, which is defined as operating revenues less gas purchased, was approximately $8,700,000 for the first nine months of fiscal 1998 approximately the same as the gross margin for the first nine months of fiscal 1997. Gross margins decreased in the Great Falls and Cody divisions due to much warmer weather, but were offset by higher margins from propane vapor sales in the Broken Bow division, due to a 17% rate increase and customer growth and higher margins in the West Yellowstone district due to customer growth and a rate increase.

Operating Expenses -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $6,150,000 for the first nine months of fiscal 1998 as compared to $6,438,000 for the same period in fiscal 1997. The 4% decrease in the period was generally due to reduced personnel in the utility divisions, than one year ago.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $1,062,000 for the first nine months of fiscal 1998, as compared to $1,108,000 in the comparable period in fiscal 1997. Long-term debt interest increased due to an $8,000,000 debt issuance on August 15, 1997, which was used to pay down short-term debt and overall short-term interest charges also decreased because of increased cash flow, resulting in lower short-term borrowing.

Income Taxes -

State and federal income taxes of the Company's utility divisions were approximately $611,000 for the first nine months of fiscal 1998, as compared to approximately $448,000 for the first nine months in fiscal 1997. The increase in income taxes was due to higher pre-tax income of the utility divisions.

NON-REGULATED OPERATIONS -

Rocky Mountain Fuels -

For the nine months ended March 31, 1998, RMF generated net income of approximately $355,000 compared to net income of $253,000 for the nine months ended March 31, 1997. About $199,000 of RMF's net income for the first nine months of fiscal 1998 was attributable to the Petrogas division in Arizona and $172,000 in the Petrogas of Wyoming division with the balance of ($16,000) net loss attributable to Missouri River Propane in Montana. RMF's gross margins decreased approximately $.1% or $2,000 for the nine months ended March 31, 1998 compared to the same period last year. Margins this nine month period decreased in the Petrogas of Wyoming division approximately $165,000 or 13% due to warmer weather than last year, however operating expenses decreased by approximately $77,000, primarily resulting from the sale of the 4 district offices in Wyoming, which resulted in a pre-tax gain of approximately $125,000. Margins in the Petrogas division in Arizona increased from a year ago by approximately $144,000 or 35% due to customer growth and colder weather than one year ago, while Missouri River Propane in Montana margins increased from a year ago by approximately $16,000 or 26% due to customer growth. RMF experienced higher interest costs due to expansion of plant in Montana and increased inventory from wholesale propane operations in Wyoming. State and federal income taxes increased to approximately $199,000 for this nine month period from $149,000 last year, due to higher pre-tax income this year versus last year in RMF.

Energy West Resources, Inc.  -

For the nine months ended March 31, 1998, Energy West Resources, Inc's net income was approximately $136,000 compared to net income of approximately $172,000 for the nine months ended March 31, 1997, primarily due to higher interest charges due to increases in gas storage. Gas trading margins increased approximately $212,000 or 58%, due to decreased natural gas prices in Canada and Montana and expanded markets and customer growth, however operating expenses increased approximately $224,000 or 172% due to staff expansion and training required to serve the growth in marketing activity. Interest charges increased approximately $85,500, due to increased gas storage inventory purchases in Fiscal 1998 . State and federal income taxes decreased this nine month period to approximately $64,000 from approximately $104,000, the same nine month period one year ago, due to lower pre-tax income than one year ago.

Montana Sun, Inc. -

For the nine months ended March 31, 1998, Montana Sun, Inc.'s net income was approximately $10,000 compared to $97,000 for the nine months ended March 31, 1997, primarily due to a one-time capital gain on the sale of marketable equity securities the second quarter of fiscal 1997. State and federal income taxes decreased this nine month period to $5,000 from $58,000 the same nine month period one year ago, due to lower pre-tax income this fiscal nine month period.

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

On December 20, 1996, an action was filed against the Company by Randy Hynes and Melissa Hynes in Federal District Court in Wyoming. The action arises from a natural gas explosion involving a four-plex apartment building which was damaged after natural gas from a gas line leaked into the building on February 3, 1996 (which was not served by natural gas). The plaintiffs, who were tenants in the building, sustained burns and other injuries as well as property damage. The plaintiffs allege that the Company was negligent in that it failed to maintain the natural gas line consistent with its duty to do so and failed to properly odorize the gas which caused the explosion. The action also asserts claims of product liability, willful and wanton conduct and breach of warranty. The plaintiffs sought damages for personal injury, pain and suffering, emotional distress, loss of earnings, medical expenses, physical disability and property damage as well as punitive damages. A trial concluded February 6, 1998 and a judgement holding for the plaintiffs has been entered. The Company was found to be 55% negligent and damages for its share of the judgement are approximately $2,900,000. The Company's primary and excess insurance completely indemnifies the Company against the judgement. The judgement has been appealed to the United States Court of Appeals for the Tenth Circuit.

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

On October 24, 1996, an action was filed against the Company by Colten and Julie White and their three children in Superior Court in Gila County, Arizona. The action arises from an explosion that occurred on May 3, 1995 in the plaintiffs' new home which was serviced by the Company's propane business. The explosion occurred in the course of the plaintiffs' attempt to light their appliances for the first time. The plaintiffs sustained injuries and property damage in the explosion and the fire that occurred after the explosion. The claims are for personal injury, mental suffering and anguish, medical expenses, lost income, property damages and punitive damages. Plaintiffs' claims are based on a strict liability claim that the propane was defective, breach of warranty in that the propane was not fit for the purpose for which it was intended and negligence for failure to assure that the propane was properly odorized. A settlement was entered with the plaintiff resolving all of the issues raised in the plaintiff's complaint for approximately $700,000.

The Company carries commercial general liability insurance for bodily injury and property damages of $1,000,000 per occurrence and $5,000,000 in the aggregate, and has an additional $30,000,000 umbrella policy for excess claims. The Company's general liability carrier has assumed the defense of the current Wyoming action and conducted the defense of the Hines and White matters.

                                      FORM 10-Q

Item 2.   Changes in Securities  - Not Applicable


Item 3.   Defaults upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders -  Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits (See Exhibit Index on Page E-1)

          B. No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 /s/Larry D. Geske
-----------------------------------------
 Larry D. Geske, President and
  Chief Executive Officer


Dated May 14, 1998

 /s/  William J. Quast
 -----------------------------------------
 William J. Quast, Vice-President, Treasurer
 and Assistant Secretary