Form 10-K405
period 1998-06-30
ENERGY WEST INC
filed 1998-09-28
CIK 43350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number 0-14183
------------------------------

                            ENERGY WEST INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)


             Montana                                81-0141785
----------------------------------            ---------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

                  1 First Avenue South, Great Falls, Mt. 59401
                  --------------------------------------------
                   (Address of principal executive (Zip Code)
                                    offices)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1998: Common Stock, $.15 Par Value - $14,532,434 The number of shares outstanding of the issuer's classes of common stock as of September 15, 1998: Common Stock, $.15 Par Value - 2,403,190 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held November 19, 1998 are incorporated by reference into Part III.

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

         The Company conducts certain non-regulated non-utility operations through its three wholly-owned subsidiaries, Rocky Mountain Fuels, Inc. ("RMF"), Energy West Resources, Inc. ("EWR"), and Montana Sun, Inc. ("Montana Sun"). RMF is engaged in the distribution of retail and wholesale bulk propane in Wyoming, South Dakota, Nebraska, Colorado, the Payson, Arizona area and the Cascade, Montana area. EWR is involved in gas storage and the marketing of gas in Montana. Montana Sun owns two real estate properties in Great Falls, Montana.

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

GREAT FALLS DIVISION

         The Great Falls division provides natural gas service to Great Falls, Montana and much of suburban Great Falls within approximately 11 miles of the city limits. The service area has a population base of approximately 65,000. The Company has a franchise to distribute natural gas within the city of Great Falls. The franchise was renewed for 50 years by the City of Great Falls in 1971. As of June 30, 1998, the Great Falls division provided service to over 25,000 customers, including approximately 22,600 residential customers, approximately 2,600 commercial customers. An oil refinery and Malmstrom Air Force Base ("Malmstrom"), are served through distribution transportation agreements.

The following table shows the Great Falls division's revenues by customer class for the year ended June 30, 1998 and the past two fiscal years:

                                                    Gas Revenues
                                                   (in thousands)

                                                  Years Ended June 30,
                                         ---------------------------------------
                                           1998            1997           1996
                                         -------         -------         -------
Residential ....................         $ 9,162         $ 9,267         $ 8,648
Commercial .....................           5,521           6,631           6,146
Transportation .................           1,457             431             468
                                         -------         -------         -------
     Total .....................         $16,140         $16,329         $15,262
                                         -------         -------         -------
                                         -------         -------         -------

               The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Great Falls division for the year ended June 30, 1998 and the past two fiscal years:

                                                         Gas Volumes
                                                            (MMcf)
                                                     Years Ended June 30,
                                               ---------------------------------
                                               1998          1997          1996
                                               -----         -----         -----
Residential ..........................         2,206         2,614         2,540
Commercial ...........................         1,329         1,881         1,822
                                               -----         -----         -----
     Total Gas Sales .................         3,535         4,495         4,362
                                               -----         -----         -----
                                               -----         -----         -----
Transportation .......................         1,282         1,171         1,294
                                               -----         -----         -----
                                               -----         -----         -----

         Malmstrom, now a transportation customer, the Great Falls division's largest customer, accounted for approximately 4% of the revenues of the division in fiscal 1998. On July 1, 1995, Malmstrom became a transport customer of the Great Falls division. The gas load of Malmstrom annually rebids its gas supply and is open to gas marketing firms in the State of Montana. Malmstrom purchases gas for space heating and water heating for buildings and residential housing, to supplement its coal-fired central heating system. Malmstrom, which is located near Great Falls, is an air force base with several wings of Minute III intercontinental nuclear missiles. The base employed approximately 4,400 military personnel and 550 civilian personnel as of June 30, 1998.

         Beginning in three years, Malmstrom has been selected as the site where 13 of 15 test flight of NASA's X-33 space shuttle will land during 1999. Malmstrom is currently one of the sites, the State of Montana and the City of Great Falls has submitted to Lockheed Martin, as the location for the VentureStar Spaceport, which would be used to launch an experimental space vehicle [the X-33], a single-stage-to-orbit-spacecraft. It is anticipated that the decision by Lockheed for the location of the Spaceport will be made by September of 1999. No assurance can be given as to the future level of activity at Malmstrom.

         The Great Falls division has 109 transport customers including an oil refinery located in the city. The Company provides gas to the customer for processing use in its refining business. In fiscal 1998, the refinery accounted for less than 1% of the consolidated revenues of the Company. Historically, this customer's gas load has remained relatively constant during the year because the gas is used in the customer's business and is therefore not weather-sensitive. On June 1, 1993, the refinery became a transport customer of the Great Falls division.

         In July, 1996 it was announced that a $20 million pasta plant would be built in Great Falls. Construction is now complete and it is estimated that the pasta plant will use approximately 60,000 Mcf/year of natural gas.

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

         On March 24, 1998, the Great Falls division filed with the MPSC, the utility's plan to allow customers to choose a natural gas supplier other than the utility. The plan would give all its customers the option to purchase its natural gas supply from third party marketing firms, while the utility will continue to offer delivery service and also allows customers, who do not want to choose another supplier, to remain full service customers of the division. The final hearing is scheduled for September, 1998. The Great Falls division would not experience a loss of margin as a result of customer choice.

         Since an order by the MPSC in 1991, the Company has been able to purchase gas from any supplier and transport supplies on MPC's system. The Great Falls division, as of June 30, 1998, purchases 100% of its gas supply from EWR, a subsidiary of Energy West, Inc. under a long-term contract expiring in 2002.

         The price of gas under the contract with EWR is fixed for the first two years of the contract and will be renegotiated in the third year and each year for the remaining two years. Gas purchased from EWR is transported through pipelines owned by MPC and is delivered to the division's distribution system at two city gates. The Company pays transportation tariffs to MPC at rates approved by the MPSC.

         The Great Falls division contracted for gas storage from MPC in MPC-owned gas storage areas and paid storage tariffs at rates approved by the MPSC through October 1997. This storage was assigned to EWR when a five year gas supply contract was signed with EWR effective November 1, 1997. The division uses this storage capacity to provide for seasonal peaking needs.


CODY DIVISION

         The Cody division provides natural gas service in Northwestern Wyoming to the city of Cody and the towns of Meeteetse and Ralston and the surrounding areas. The service area has a population base of approximately 12,000. The Cody division has a certificate of public convenience and necessity granted by the Wyoming Public Service Commission (the "WPSC") for gas purchasing, transportation and distribution covering the west side of the Big Horn Basin, which stretches approximately 70 miles north and south and 40 miles east and west from Cody. As of June 30, 1998, the Cody division provided service to approximately 5,500 customers, including 4,700 residential customers, 800 commercial customers and one industrial customer. The division also provides transportation service to two customers.

         The following table shows the Cody division's revenues by customer class for the year ended June 30, 1998 and the past two fiscal years:

                                                       Gas Revenues
                                                      (in thousands)

                                                    Years Ended June 30,
                                            ------------------------------------
                                             1998           1997           1996
                                            ------         ------         ------
Residential .......................         $2,576         $2,669         $2,353
Commercial ........................          2,206          2,242          1,922
Industrial ........................          1,999          1,819          1,360
Transportation ....................            304            304            305
                                            ------         ------         ------
               Total ..............         $7,085         $7,034         $5,940
                                            ------         ------         ------
                                            ------         ------         ------

         The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the Cody division for the year ended June 30, 1998 and the past two fiscal years:

                                                           Gas Volumes
                                                              (MMcf)

                                                        Years Ended June 30,
                                                   -----------------------------
                                                    1998        1997       1996
                                                   -----       -----       -----
Residential ................................         506         541         536
Commercial .................................         540         573         565
Industrial .................................         640         636         552
                                                   -----       -----       -----
               Total Gas Sales .............       1,686       1,750       1,653
                                                   -----       -----       -----
                                                   -----       -----       -----
Transportation .............................         354         295         642
                                                   -----       -----       -----
                                                   -----       -----       -----

         The industrial sale in the Cody division is to Celotex, a manufacturer of gypsum wallboard, under a long-term contract expiring in 2000. Sales to the customer are made pursuant to a special industrial customer tariff which fluctuates with the cost of gas. In fiscal 1998 this customer accounted for approximately 28% of the revenues of the division and approximately 5% of the consolidated revenues of the Company. The division's sales to Celotex, whose business is cyclical and dependent on the level of national housing starts, increased by approximately 1% over previous year's volumes. Celotex and its parent company Jim Walters Corporation, have been operating under Chapter 11 bankruptcy since October, 1990. The bankruptcy stems from potential asbestos claims. Approximately $132,000 was due the Cody division prior to the bankruptcy filing. During 1995 the division increased its allowance for uncollectible accounts to $52,000. On July 12, 1996, a joint Plan of Reorganization was filed by Celotex. The Bankruptcy Court held a confirmation hearing on the Plans beginning on October 7, 1996. A settlement was reached and on June 20, 1997, the Cody division received 90% of the amount due or approximately $118,000. The effect of the settlement was to decrease bad debt expense by approximately $39,000, which increased the Cody division and consolidated earnings by approximately $26,000 for fiscal 1997. No assurance can be given that Celotex will continue to be a significant customer of the Cody division.

         The Cody division's primary transportation customer is K-N Energy, an aggregator, producer and marketer of gas and the division's primary supplier of natural gas. The parameters of the transportation tariff (currently between $.08 and $.30 per Mcf) are established by the WPSC. Agreements between the Company and the customer are negotiated periodically within the parameters.

         During fiscal 1998, the Company was a party to gas financial swap agreements for its regulated operations in the Cody division. Under these agreements, the Company is required to pay the counterparty (an entity making a market in gas futures) a cash settlement equal to the excess of the stated index price over an agreed upon fixed price for gas purchases. The Company receives cash from the counterparty when the stated index price falls below the fixed price. These swap agreements are made to minimize exposure to gas price fluctuations. Any cash settlements or receipts are included in gas purchased.

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

         The Cody division has a five-year agreement, expiring in 1999, with K-N Energy, an aggregator, producer and marketer of gas, to supply natural gas to the division. The contract has been renewed and renegotiated annually since 1989. The contract requires K-N Energy to deliver gas to various points on the division's transmission system. Most of the gas purchased by the division is transported on the division's own transportation system and the balance is transported on K-N Energy's transportation system. The division also has several small supply contracts with small producers in the Cody transportation network. (The division's service area is located in a gas producing region.) In addition, the division has a backup contract to purchase natural gas from Coastal Gas Marketing, but has never purchased gas under this contract.


BROKEN BOW DIVISION

         The Broken Bow division is involved in the regulated distribution of propane in the Payson, Arizona area. The division was formed following the Company's acquisition of Broken Bow Gas's underground propane vapor distribution system in January 1993. The acquisition was effective as of November 1, 1992. The service area of the Broken Bow division includes approximately 575 square miles and has a population base of approximately 30,000. As of June 30, 1998, the Broken Bow division provided service to approximately 5,100 customers.

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

NON-UTILITY OPERATIONS

         The Company conducts its non-utility operations through its three wholly-owned subsidiaries: RMF, EWR and Montana Sun. RMF is engaged in the bulk sale of propane through its three divisions: Petrogas of Wyoming (formerly Wyo L-P), which serves Northwestern Wyoming, Petrogas of Arizona, which serves the Payson, Arizona area and Missouri River Propane, which sells bulk propane in the Cascade County area, surrounding Great Falls, Montana. RMF had approximately 2,410 customers as of June 30, 1998, of which the Petrogas of Wyoming division had approximately 620 customers, the Petrogas of Arizona division 1,575 customers and Missouri River Propane approximately 215 customers. RMF purchases propane from various suppliers under short- term contracts and on the spot market, and sells propane to residential and commercial customers, primarily for use in space heating and cooking. Petrogas of Arizona also supplies propane to the Broken Bow division, while Missouri River Propane supplies propane to Cascade Gas, an underground propane-vapor system serving the city of Cascade, Montana and the Hardy Creek area located southwest of Cascade through a satellite tank system. For the twelve months ended June 30, 1998, RMF's revenues (excluding approximately $2,762,000 sales by Rocky Mountain Fuels Wholesale to Petrogas of Wyoming, Petrogas of Arizona and Missouri River Propane, $2,017,000 sales by Petrogas of Arizona to the Broken Bow division and approximately $107,000 sales by Missouri River Propane to Cascade Gas Company, an operating district of the Great Falls division) were approximately $3,756,000, of which approximately $1,499,000 was attributable to the Petrogas of Wyoming division, $894,000 was attributable to the Petrogas of Arizona division, $124,000 attributable to the Missouri River Propane division and approximately $1,238,000 to the Rocky Mountain Wholesale operation, which markets propane to propane distributors in Wyoming, South Dakota, Colorado and Missouri River Propane in Montana and Petrogas of Arizona, in Payson, Arizona.

         On June 28, 1996, Petrogas of Arizona sold real property, consisting of land and office and warehouse building, for $525,000 in cash resulting in a gain of $236,000. The gain will be amortized ratably into income over the initial ten-year lease term. Concurrent with the sale, the Company leased the property back for a period of ten years at an annual rental of $51,975. Petrogas sub-leases the property to the Broken Bow division.

         On August 1, 1997, the Company entered into a take or pay propane contract which expires July 31, 1998. The contract generally required the Company to purchase all propane quantities produced by a propane producer in Wyoming (approximately 250,000 gallons per month) tied to the Worland, Wyoming spot price.

         On February 23, 1998, the Company sold four retail propane districts in Wyoming, which was part of Wyo L-P (now Petrogas of Wyoming), resulting in a one-time pre-tax capital gain of approximately $125,000.

         RMF faces competition from other propane distributors and suppliers of the same fuels that compete with natural gas. Competition is based primarily on price and there is a high degree of competition with other propane distributors in the service areas.

         EWR was involved in a small amount of oil and gas development and the marketing of gas in Montana and Wyoming. EWR had varying working interests in four oil and nine gas producing properties. Those properties were sold in fiscal 1997, with no significant gain. Volumes of oil and gas produced were not significant and did not result in significant net income in fiscal 1997. The Company believes that the ordering of MPC to provide open access on its gas transportation system in Montana presents an opportunity for EWR to do business as a broker of natural gas using the MPC and other systems. EWR presently has ten customers for those services, plus several units of the State of Montana. EWR has an underground storage facility near Havre, Montana, which allows more flexibility in the timing of its gas purchases.

         For the fiscal year ended June 30, 1998, the Company is a party to one hedge agreement for non-regulated operations. For the fiscal year ended June 30, 1997, the Company was a party to three gas hedges. These agreements represented approximately 95% of the supply required for operations during that fiscal year. The hedges were made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas.


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

CAPITAL EXPENDITURES

         The Company generally conducts a continuing construction program and is continuing expansion of its gas pipeline in areas around metropolitan Great Falls as well as an underground propane-vapor system in the town of Cascade, Montana, southwest of Great Falls. In the Cody division, expansion of the gas system in that area was completed and in the Broken Bow division, construction is still being completed, as a result of growth. West Yellowstone Gas Company transports liquefied natural gas from southwestern Wyoming for revaporization into the system. The Great Falls division has also added an underground propane vapor system to service customers in the Hardy area, 30 miles southwest of Great Falls, Montana. In fiscal years 1998, 1997 and 1996, total capital expenditures were approximately $3,075,000,$3,207,200 and $4,591,000 respectively.

OTHER BUSINESS INFORMATION

         The principal competition faced by the Company in its distribution of natural gas is from other suppliers of competitive fuels, including electricity, oil, propane and coal. The principal competition faced by the Company in its distribution and sales of propane is from other propane distributors and suppliers of the same energy sources that compete with natural gas and electricity. Competition is based primarily on price and there is a high degree of competition with other propane distributors in the service areas. The principal considerations affecting a customer's selection of utility gas service over competing energy sources include service, price, equipment costs, reliability and ease of delivery. In addition, the type of equipment already installed in businesses and residences significantly affects the customer's choice of energy. However, where previously installed equipment is not an issue, households in recent years have consistently preferred the installation of gas heat. The Great Falls division's statistics indicate that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 91% use gas for water heating and approximately 99% of the new homes built on or near the Great Falls division's service mains in recent years have selected natural gas as their energy source. The Cody division believes that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 90% use gas for water heating, and approximately 99% of the new homes built on or near the division's service mains in recent years have selected gas as their energy source. The Broken Bow division believes that approximately 59% of the houses and businesses adjacent to the division's distribution pipeline use the division's propane for space heating or water heating. EWR's principal competition is from other gas marketing firms doing business in the State of Montana, brokering natural gas using the MPC and other systems. EWR presently has ten customers for natural gas services. The Great Falls division and MPC have filed plans with the MPSC, to allow customers to choose a natural gas supplier other than the utility, down to the residential level. EWR believes that the unbundling of natural gas service will provide future opportunity for gas marketing operations.

         The Company had approximately 122 employees as of June 30, 1998. Twenty-two of the employees were with the Cody division, 10 employees were with RMF and 18 were with the Broken Bow division. The other 61 employees were with the Great Falls division, including Cascade Gas and West Yellowstone Gas and 11 at corporate headquarters. Approximately 13 full-time and 3 seasonal hourly employees in the Great Falls division are represented by two collective bargaining units, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the USA and the Construction and General Laborer's Union. The Company's two labor contracts were renegotiated through April 30, 2000. The Company considers its relationship with its employees to be satisfactory.

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

         The Company has expanded its wholesale propane operations to retail propane distributors in South Dakota, Nebraska and Colorado.

         The Company has management and employee incentive programs tied to bottom-line performance of the corporation. Officers and management, down to first-line supervisors, participate in a pay-for-performance program. Payout begins at any achievement over 90% for both the return on equity and earnings per share components with targets set by the Compensation Committee of the Board of Directors, based on the operating budget set by the Company. The schedules for each division are based on the budget with 40% weighting on consolidated return on equity and the balance on division target earnings per share for Assistant Division Managers and 25% weighting, with the balance on division target earnings per share for Supervisors and the SPO achievement determining 65% of the payout . Whether the incentive is actually earned depends on whether the individuals in the program achieve individual specific performance objectives set at the beginning of the year. Incentives vary from .8% on up of base wages. The Company is in the process of changing the incentive program effective for fiscal 1999, which will be based on new performance criteria. All officers and eligible employees participate in the Company's Employee Stock Ownership Plan, in which payout is based on pre-tax earnings of the Company and approved by the Board each year.

         The Company has implemented a deferred compensation plan for directors, which allows a director to defer directors' fees and incentive awards until such time as the director ceases to be a director of the Company by retirement or otherwise. The plan provides an incentive compensation based on the total fees earned by each Director for that year multiplied by the highest percentage incentive award for that year to any employee under the Company's management incentive compensation plan, which in fiscal 1998 was 53.02%. Fees (either cash or stock) and incentive compensation (stock only) can be received either currently, as they are earned, or on a deferred basis. Elections to defer receipts are subject to timing requirements. The deferred compensation plan for directors was approved by the shareholders at the Annual Shareholders Meeting of Energy West, Incorporated November 21, 1996.

PART I
Item 2. - PROPERTIES

The Company owns all of its properties in Great Falls, including an office building, a service and operating center, regulating stations and its distribution system. In Wyoming, the Company owns its distribution system, including 167 miles of transmission pipeline. Office and service buildings for the Cody division are leased under long-term leases. RMF owns buildings, propane tanks and related metering and regulating equipment for the Wyoming and Arizona propane distribution operations. The Company owns mains and service lines for the Broken Bow division's propane vapor distribution operation in Payson, Arizona. In June, 1996, Petrogas of Arizona, a division of RMF, sold its land and office and warehouse buildings in Payson, Arizona to an outside party and signed a lease agreement with the same party for a period of ten (10) years, with a provision of extension of the lease for two successive five (5) year periods. RMF does not have an option to repurchase the real property. However, should the lessor have a bona fide third-party offer, the Company has the right of first refusal to buy the land and buildings under the same terms and conditions offered.

ENVIRONMENTAL MATTERS

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center for the Company where certain equipment and materials owned by the Company are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission of a report to the Montana Department of Environmental Quality ("MDEQ"), formerly known as the Montana Department of Health and Environmental Sciences ("MDHES"), in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to MDEQ. The Company's environmental consultant filed the report with the MDEQ on June 11, 1997. The MDEQ is evaluating the report and after completion of its review will provide for public comment related to the remediation plan. Once the comment period has lapsed and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation can begin by the fall of 1998.

At June 30, 1998 the costs incurred in evaluating this site have totaled approximately $436,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 1998, that recovery mechanism had generated approximately $575,000. The Company expects to spend the full amount recovered through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter.

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

On December 20, 1996, an action was filed against the Company by Randy Hynes and Melissa Hynes in Federal District Court in Wyoming. The action arises from a natural gas explosion involving a four-plex apartment building which was damaged after natural gas from a gas line leaked into the building on February 3, 1996 (which was not served by natural gas). The plaintiffs, who were tenants in the building, sustained burns and other injuries as well as property damage. A trial concluded February 6, 1998 and a judgement holding for the plaintiffs has been entered. The Company was found to be 55% negligent and damages for its share of the judgement are approximately $2,900,000.The Company's primary and excess insurance completely indemnifies the Company against the judgement. The judgement has been appealed to the United States Court of Appeals for the Tenth Circuit.

A similar lawsuit involving the same explosion was filed by five other plaintiffs in Wyoming District court, Park County, Wyoming on April 3, 1997. The allegations are substantially the same as the allegations in the Federal District Court case. The Company has filed an answer denying liability and is contesting the matter vigorously. The plaintiffs, Heidl Woodward, et al., were also tenants in the apartment building. Trial on these claims is schedule for January, 1999. The Company is also fully indemnified by its insurance policy for this claim.

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

On September 4, 1998, the Company received correspondence from the Department of Justice that a claim was being considered by the United States of America (U.S.) against Energy West, Incorporated (the "Company"). The correspondence indicated that a complaint has been prepared by Jack Grynberg, acting as Relator on behalf of the U.S., alleging that the Company had utilized improper measurement procedures in the measurement of gas which a\was produced from wells owned by it, by its subsidiaries, or from which the Company may have acted as operator respecting wells actually owned by others. The alleged improper measurement procedure purportedly understated the amount of royalty revenue which would have been paid to the U.S. as royalty revenue had a different method been used for measurement. The complaint is substantially identical to the complaint being made against seventy-seven other parties. The Company believes it's insurance coverage will indemnify the company against any liability which may be assessed as a result of the complaint as well as the cost of defending such action, and has tendered the complaint to its insurance carrier. However, the Company at the date of this filing, has not received verification from its carrier respecting its position respecting this claim.

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

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   None

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and executive officers of the Company:

     Name                      Age                        Position
     ----                      ---                        --------
Larry D. Geske                 59               President and Director since
                                                1978; appointed Chief
                                                Executive Officer in 1979

Edward J. Bernica              48               Vice-President and Chief
                                                Financial Officer since
                                                October, 1994

William J. Quast               59               Vice-President and Manager of
                                                Montana Operations of Energy
                                                West, Inc and Assistant
                                                Secretary since July 1998,
                                                Vice-President, Treasurer,
                                                Controller and Assistant
                                                Secretary since 1988, has been
                                                Vice-President, Secretary and
                                                Treasurer since 1987,
                                                Assistant Vice-President,
                                                Secretary Controller and
                                                Assistant Treasurer since
                                                1983, Secretary since 1982 and
                                                an Assistant Treasurer of the
                                                Company since 1979

Tim A. Good                    53               Vice-President and Manager of
                                                the CGD since 1988; General
                                                Manager of Cody Gas Company, a
                                                Division of the Coastal
                                                Corporation, for five years
                                                prior to the acquisition of
                                                CGD by the Company

Sheila M. Rice                 51               Vice-President of Marketing
                                                for Energy West, Inc. since
                                                July 1998; Vice-President and
                                                Division Manager of the Great
                                                Falls division since April,
                                                1993; Vice-President Marketing
                                                and Consumer Services 1988 -
                                                1993 and has been Vice-
                                                President, Marketing and
                                                Consumer Relations 1987 -1988;
                                                Assistant Vice-President
                                                for Marketing and Customer
                                                Relations 1983-1987.

     Name                      Age                        Position
     ----                      ---                        --------
John C. Allen                  47               Vice-President of Human
                                                Resources and Corporate
                                                Counsel and Secretary since
                                                1992; Corporate Counsel and
                                                Secretary since 1988; Counsel
                                                and Assistant Secretary from
                                                November 1986 to 1988 and
                                                Corporate Attorney to the
                                                Company from March 1986 to
                                                November 1986

Lynn F. Hardin                 50               Assistant Vice-President of
                                                Gas Supply and Trading since
                                                November, 1997; Assistant
                                                Division Accountant of The
                                                Coastal Corporation, for five
                                                years prior to acquisition of
                                                CGD by the Company

Earl L. Terwilliger, Jr.       50               Assistant Vice-President for
                                                Market Development for the
                                                Great Falls division since
                                                1990; has been Assistant Vice-
                                                President of Customer
                                                Accounting and Credit since
                                                1988

James E.Morin                  44               Assistant Vice-President of
                                                Commercial and Industrial
                                                Marketing of Energy West
                                                Resources since November 1997

Steven G.Powers                54               Assistant Vice-President and
                                                Manager of Energy West
                                                Resources since November 1997

Jackie D.Chesser               59               Assistant Vice-President of
                                                Wholesale Sales, Rocky
                                                Mountain Fuels, Inc. since
                                                November 1997, previously was
                                                Manager of Wyo L-P operations
                                                of Energy West, Inc.

Jed D.Henthorne                38               Assistant Vice-President and
                                                Controller of Rocky Mountain
                                                Fuels, Inc. since November,
                                                1998, Accounting Manager for
                                                the CGD and employed by
                                                Coastal Corporation,  prior to
                                                acquisition of CGD by the
                                                Company.

     Name                      Age                        Position
     ----                      ---                        --------
Douglas R. Mann                51               Assistant Vice-President of
                                                Rocky Mountain Fuels,
                                                Inc. since November 1997 and
                                                Manager of Broken Bow Gas and
                                                Petrogas of Arizona divisions
                                                and Assistant Secretary, since
                                                1995, employed by Energy West,
                                                Inc. since.

Timothy P.Culliton             44               Assistant Vice-President and
                                                Controller of Energy West,
                                                Inc., since November, 1997,
                                                previously Accounting Manager
                                                and Director of Corporate
                                                Taxes and employed by Energy
                                                West, Inc. since 1989.

Ian B. Davidson                66               Director since 1969

George D. Ruff                 60               Director since 1996

Thomas N. McGowen, Jr.         72               Director since 1978

G. Montgomery Mitchell         70               Director since 1984

Dean South                     55               Director since 1996

David A. Flitner               65               Director since 1988

Richard J. Schulte             58               Director since 1997

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

Mr. Edward J. Bernica has been employed by the Company since October 1994 and became Vice-President and Chief Financial Officer in November, 1994. Mr. Bernica, prior to service with the Company, was Director of Finance at U. S. West in Englewood, Colorado and prior to that, was employed by ENRON Corporation in Omaha, Nebraska as Director-Financial Analysis and Planning

William J. Quast has been Vice-President, Treasurer, Controller and Assistant Secretary since 1988 and on July 1, 1998 was appointed Vice-President and Division Manager of the Montana Operations. He has served as Vice-President, Secretary and Treasurer since 1987 and as Assistant Vice-President, Secretary, Controller and Assistant Treasurer since 1983. He has served as Secretary of the Company since 1982 and as Assistant Treasurer of the Company since 1979. Mr. Quast, prior to service with the Company, was an accounting manager for Wyton Oil and Gas Company, a multi-state propane distributor headquartered in Denver, Colorado, and was Treasurer for D. A. Davidson & Co. in Great Falls, Montana.

Tim A. Good has been Vice-President and Division Manager of the CGD since 1988. He served as General Manager of Cody Gas Company, a Division of The Coastal Corporation for five years prior to the acquisition of the Cody Gas Company by EWST in 1988.

Sheila M. Rice has been Vice-President and Division Manager of the Great Falls division since April, 1993 and effective July 1, 1998, was appointed Vice-President of Marketing. Prior to that, she was Vice-President of Marketing and Consumer Services since 1988. She served as Vice-President, Marketing and Consumer Relations from 1987 to 1988, Assistant Vice-President for Marketing/Customer Relations from 1983 to 1987 and as Consumer Service Representative/Conservation Specialist for the Company from 1979 to 1983.

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

James E. Morin has been Assistant Vice-President of Commercial and Industrial Marketing of Energy West Resources since November 1997.

Steven G.Powers has been Assistant Vice-President and Manager of Energy West Resources since November 1997.

Jackie D.Chesser has been Assistant Vice-President of Wholesale Sales, Rocky Mountain Fuels, Inc. since November 1997, previously was Manager of Wyo L-P operations of Energy West, Inc.

Jed D.Henthorne has been Assistant Vice-President and Controller of Rocky Mountain Fuels, Inc. since November, 1998, Accounting Manager for the CGD and employed by Coastal Corporation, prior to acquisition of CGD by the Company.

Douglas R. Mann has been Assistant Vice-President of Rocky Mountain Fuels, Inc. since November 1997 and Manager of Broken Bow Gas and Petrogas of Arizona divisions and Assistant Secretary, since 1995, employed by Energy West, Inc. since April 1983.

Timothy P.Culliton has been Assistant Vice-President and Controller of Energy West, Inc., since November, 1997, previously Accounting Manager and Director of Corporate Taxes and employed by Energy West, Inc. since 1989.

Ian B. Davidson has been a Director of the Company since 1969. Mr. Davidson serves as Chairman and CEO of DADCO, a holding company which owns D. A. Davidson & Co., Davidson Trust Co., Financial Aims Corp. and DADCO Travel since October 1970. Mr. Davidson is also a Director of Plum Creek Management Company of Seattle, Washington and is a past Chairman of the National Association of Securities Dealers.

George D. Ruff has been a Director of the Company since 1996. Mr. Ruff retired as Vice-President of Montana Operations for U.S. West, Inc. He held that position from June of 1983 until his retirement in 1996. He is a director of Norwest Bank, the Montana Taxpayers Association and is a Director of the Montana Chamber Foundation Board.

Thomas N. McGowen, Jr. has been a Director of the Company since 1978. Mr. McGowen is a retired attorney and is past President and Chairman of the Board of Pabst Brewing Company. Mr. McGowen is a Director of Federal Signal Corporation and Ribi Immunochem Corporation.

G. Montgomery Mitchell has been a Director of the Company since 1984. Mr. Mitchell was a Senior Vice-President and Director of Stone and Webster Management Consultants, Inc. from August 1980 until his retirement in 1993 and continues with Stone and Webster as a senior advisor and consultant. Mr. Mitchell is a Director of Mobile Gas Service Corporation (Alabama).

Dean South has been a Director of the Company since 1996. Mr. South currently ranches north of Helena, Montana. Mr. South has been active in the management of propane distribution companies for most of his career. In 1991, Mr. South retired from the propane distribution industry having served as Vice President of Western Operations for Heritage Propane Corporation from October of 1989 until his retirement in 1991. From 1986 until 1989 he served as President and Chief Operating Officer of Louis Dreyfus Propane Corporation. From 1981 until 1986 he served as President of Northern Energy Company which subsequently merged with Louis Dreyfus Propane. He was appointed in August, 1996 to fill the unexpired term of Mr. Moylan as a Director for ENERGY WEST, Inc.

David A. Flitner has been a Director of the Company since 1988. Mr. Flitner is owner of the Flitner Ranch and Hideout Adventures, Inc., a recreational enterprise.

Richard J. Schulte has been a Director of the Company since 1997. Mr. Schulte is Special Advisor on standards development and product certification practices to the Canadian Standards Association (CSA) and its new subsidiary, International Approval Services, Inc. (IAS). Mr. Schulte was formerly President of IAS and Senior Vice-President, American Gas Association Laboratories. He is a director of the American Society for Testing and Materials (ASTM), and a member of the Joint Oversight Board for the U.S. National Accreditation Program for Environmental and Quality System Registrars.

                                     PART II

Item 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Prices and Dividend Comparison - Fiscal 1998 and Shares of the Company's Class A Common Stock are traded in the over-the-counter market on the NASDAQ (National Association of Securities Dealers Automated Quotation) system-symbol: EWST. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent the actual transactions. Prices are shown as a result of a 2-for-1 stock split, effective June 24, 1994.


Price Range - Fiscal 1998                                      High             Low
-------------------------                                      -----           -----
First Quarter ..................................               9.125           8.25
Second Quarter .................................               9.125           8.75
Third Quarter ..................................               9.125           8.625
Fourth Quarter .................................               8.938           8.375
Year ...........................................               9.125           8.25

Price Range - Fiscal 1997 ......................              High             Low
-------------------------                                     -----           -----

First Quarter ..................................               8.75            7.875
Second Quarter .................................               8.75            8.125
Third Quarter ..................................               8.625           8.125
Fourth Quarter .................................               8.625           8.125
Year ...........................................               8.75            7.875




Dividends: The Board of Directors normally consider approving common stock dividends for payments in March, June, September and January. Quarterly dividend payments per common share for Fiscal Years 1998 and 1997 were:

                                                        Fiscal 1998         Fiscal 1997
                                                        -----------         -----------
September ..............................                   $.1100              $.1050
January ................................                   $.1100              $.1050
March ..................................                   $.1100              $.1050
June ...................................                   $.1150              $.1100

Item 6. - SELECTED FINANCIAL DATA

                                                          Selected Financial Data (1998-1994)
                                           --------------------------------------------------------------
                                                 (dollar amounts in thousands, except per share data)

                                              1998         1997         1996         1995         1994
                                           ----------   ----------   ----------   ----------   ----------
Operating results:
   Operating revenue ...................   $   43,064   $   38,215   $   31,318   $   30,548   $   29,347
   Operating expenses
        Gas purchased ..................       28,757       24,675       18,724       18,616       18,410
        General  administrative ........        7,697        7,498        6,924        6,380        5,979
        Maintenance ....................          497          497          409          306          331
        Depreciation and amortization ..        1,732        1,689        1,667        1,559        1,464
        Taxes other than income ........          628          660          629          595          527
                                           ----------   ----------   ----------   ----------   ----------

        Total operating expenses .......       39,311       35,019       28,353       27,456       26,711


Operating income .......................        3,753        3,196        2,965        3,092        2,636
                                           ----------   ----------   ----------   ----------   ----------
Other income - net .....................          142          325          215          175          199
                                           ----------   ----------   ----------   ----------   ----------

Income before interest charges .........        3,895        3,521        3,180        3,267        2,835

Total interest charges .................        1,583        1,525        1,243          938          962
                                           ----------   ----------   ----------   ----------   ----------

Income before taxes ....................        2,312        1,996        1,937        2,329        1,873

Income taxes ...........................          792          703          670          816          614


Income before a cumulative effect of
    a change in accounting principal ...        1,520        1,293        1,267        1,513        1,259
Cumulative effect of change as of
   July 1, 1993 from adoption of
    FASB 109 ...........................            0            0            0            0           92


Net income .............................   $    1,520   $    1,293   $    1,267   $    1,513   $    1,351
                                           ----------   ----------   ----------   ----------   ----------
                                           ----------   ----------   ----------   ----------   ----------
Earnings per Share
Earnings per Share before cumulative
  effect of FASB 109 ...................          .64          .55         0.55         0.68         0.57
Earnings per common share ..............          .64         0.55         0.55         0.68         0.61

Dividends per common share .............          .45         0.43         0.41         0.39         0.36

Weighted average common shares
Outstanding ............................    2,390,814    2,356,624    2,298,734    2,235,413    2,205,050

At year end:
        Current assets .................   $   12,326   $   12,398   $    9,092   $    6,263   $    5,270
        Total assets ...................       43,335       42,885       37,495       32,375       28,786

        Current liabilities ............        6,745       15,317       11,088        6,786        4,193
        Total long-term obligations ....       17,278        9,684       10,046       10,435       10,718
        Total stockholders' equity .....       12,811       11,997       11,400       10,533        9,393
                                           ----------   ----------   ----------   ----------   ----------
        Total capitalization ...........   $   30,089   $   21,681   $   21,446   $   20,968   $   20,111
                                           ----------   ----------   ----------   ----------   ----------
                                           ----------   ----------   ----------   ----------   ----------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

Net Income

         The Company's net income for fiscal 1998 was $1,520,000 compared to $1,293,000 in fiscal 1997, an increase of $227,000 or 18%, due primarily to an increase in net income of the non-utility divisions as a result of a one-time capital gain on the sale of four retail propane districts in Wyoming and increased gas trading margins in Energy West Resources, Inc., due to favorable natural gas prices in Canada and Montana. Partially offsetting these increases was a write-off of an investment by Montana Sun, Inc., in American Gas Finance Company, LLC, a financing operation of the American Gas Association, which discontinued its operation. In addition, the utility operations increased its net income, due to higher other income and lower short-term interest charges.

Revenue

         Operating revenues increased approximately 13%. Regulated revenues increased approximately 4% compared to the prior year due to rate increases and customer growth in the West Yellowstone and Broken Bow utility divisions. Nonregulated revenues increased approximately 34% primarily from increased gas trading revenues of approximately 90%, due to decreased natural gas prices and expanded markets and customer growth. Partially offsetting this increase was a decrease in sales, due to the sale of four retail propane districts in Wyoming in fiscal 1998.

Gross Margin

         Gross margins (operating revenues less cost of gas purchased and cost of gas trading) increased approximately $768,000 in 1998. Regulatory gross margins increased approximately $88,000 because of higher margins from propane vapor sales in the Broken Bow division, due to a 17% rate increase and customer growth and higher margins from natural gas sales in the West Yellowstone district, similarly due to customer growth and a rate increase. Partially offsetting this increase was a decrease in margins in the Great Falls and Cody divisions, due to warmer weather than one year ago. Nonregulated gross margins increased approximately $683,000 primarily due to increased gas trading margins of Energy West Resources, partially offset by lower margins in Rocky Mountain Fuels, because of the sale of four of the retail propane outlets in Wyoming in fiscal 1998, as well as warmer weather than one year ago.

Regulated Revenues

         Regulated revenues increased from $26,882,000 in fiscal 1997 to $27,824,000 in fiscal 1998 or 4%, primarily due to increases in the Broken Bow division of approximately $997,000 because of increased propane vapor sales, due to colder weather than one year ago and customer growth, as well as a 17% rate increase; a 2% rate increase and customer growth in the West Yellowstone district, partially offset by lower revenues in the Great Falls and Cody divisions, due to warmer weather than one year ago. Gas purchased increased from approximately $16,193,000 in fiscal 1997 to $17,047,000 in fiscal 1998 or 5%, primarily due to an increase in natural gas prices .

Regulated Operating Income

         Regulated operating income decreased approximately $30,000 in fiscal 1998 or 1%, primarily due to higher distribution, general and administrative expenses, due to normal inflationary trends and higher depreciation costs, due to expansion of property, plant and equipment, partially offset by higher margins in the Broken Bow division and the West Yellowstone district.

Nonregulated Operating Income

         Nonregulated operating income increased approximately $586,000 in fiscal 1998 or 89%, due to increases in gas trading margins of approximately $683,000 in Energy West Resources, partially offset by higher general, administrative and maintenance expenses, due to staff expansion and training required, to service the growth in gas marketing operations.

         Operating expenses (excluding cost of gas sales) increased approximately $200,000 or 2% in 1998. The primary reason for this increase was due to normal inflationary trends and increased depreciation due to expansion of property, plant and equipment.

         As a result of the above changes, operating income increased 17% from $3,195,000 in 1997 to $3,753,000 in 1998. Total interest expense for the Company was $1,583,000 for fiscal 1998, up from $1,525,000 in fiscal 1997, primarily due to an $8,000,000 debt issuance on August 15, 1997, which was used to pay down short-term debt. Other income net, decreased 56% from $325,000 in fiscal 1997 to $143,000 in fiscal 1998, primarily due to the write-off of the investment in American Gas Finance Company, LLC of approximately $248,000, offset partially by the one-time gain on the sale of four retail propane districts in Wyoming of approximately $136,000.


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

OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS

                                            Years Ended June 30
                                     --------------------------------
                                       1998        1997        1996
                                     --------    --------    --------
                                        (IN THOUSANDS)
Operating revenues:
   Great Falls division ..........   $ 17,028    $ 17,133    $ 15,737
   Cody division .................      7,085       7,034       5,940
   Broken Bow division ...........      3,712       2,715       1,995
                                     --------    --------    --------
Total operating revenues .........     27,825      26,882      23,672
Gas purchased ....................     17,047      16,193      13,646
                                     --------    --------    --------
Gross Margin .....................     10,778      10,689      10,026
Operating expenses ...............      8,273       8,155       7,810
Interest charges [SEE NOTE BELOW]       1,343       1,477       1,145
Other utility (income) expense-net       (177)       (125)       (118)
Federal and state income taxes ...        439         377         385
                                     --------    --------    --------
Net utility income ...............   $    900    $    805    $    804
                                     --------    --------    --------
                                     --------    --------    --------

[INTEREST CHARGES FOR UTILITY AND NON-UTILITY OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

Fiscal 1998 Compared to Fiscal 1997

Revenues and Gross Margins

         Utility operating revenues in fiscal 1998 were approximately $27,825,000 compared to $26,882,000 in fiscal 1997. Regulated gross margin, which is defined as operating revenues less gas purchased, was approximately $10,778,000 for fiscal 1998 compared to approximately $10,689,000 in fiscal 1997.

         Overall revenues increased approximately $943,000 from fiscal 1997 due primarily to a 17% rate increase in the Broken Bow division, as well as colder weather than one year ago and customer growth and a 2% rate increase and customer growth in the West Yellowstone district, partially offset by lower revenues in the Great Falls and Cody divisions, due to warmer weather than one year ago. Utility margins increased minimally by $89,000 or 1%, because of higher margins from propane vapor sales in the Broken Bow division and natural gas sales in the West Yellowstone district, but were mostly offset by lower margins from natural gas sales in the Great Falls division and Cody divisions due to the warmer weather. The winter heating season was 12% colder than one year ago in the Broken Bow division, but 17% warmer in the Great Falls and 6% warmer in the Cody division, than the same period one year ago.

Operating Expenses

         Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $8,273,000 for fiscal 1998, as compared to approximately $8,155,000 for fiscal 1997. The 1% increase in the period is due to normal inflationary trends and higher depreciation costs, due to expansion of utility property, plant and equipment.

Interest Charges

         Interest charges allocable to the Company's utility divisions were approximately $1,343,000 in fiscal 1998, as compared to approximately $1,477,000 in fiscal 1997. Long term debt increased and was used to pay down short-term debt, which decreased from the same period one year ago.

Income Taxes

         State and federal income taxes of the Company's utility divisions was approximately $505,000 in fiscal 1998, as compared to approximately $426,000 in fiscal 1997.

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

OPERATING RESULTS OF EACH OF THE COMPANY'S NON-UTILITY SUBSIDIARIES

                                                  Years Ended June 30
                                                 --------------------
                                                   1998        1997       1996
                                                 --------    --------    --------
                                                     (IN THOUSANDS)
ROCKY MOUNTAIN FUELS (RMF)
      Operating revenues .....................   $  8,642    $  9,004    $  4,352
      Cost of propane ........................      6,405       6,747       2,540
      Operating expenses .....................      1,669       1,875       1,548
      Other (income) expense-net .............       (204)        (92)        (64)
      Interest expense [SEE NOTE BELOW] ......        198         171         112
      Federal and state income taxes .........        208         106          85
                                                 --------    --------    --------
              Net income .....................   $    366    $    197    $    131
                                                 --------    --------    --------
                                                 --------    --------    --------
ENERGY WEST RESOURCES
      Operating revenues .....................   $      0    $     42    $     61
      Gas trading revenue ....................     11,383       5,993       4,348
      Operating expenses .....................        570         251         201
      Cost of gas trading ....................     10,185       5,560       3,773
      Other (income) expense-net .............         (4)       (120)        (20)
      Federal and state income taxes .........        234         154         169
                                                 --------    --------    --------
              Net income .....................   $    398    $    190    $    286
                                                 --------    --------    --------
                                                 --------    --------    --------
MONTANA SUN
      Operating revenues .....................   $     98    $     97    $     97
      Operating expenses .....................         47          43          48
      Other (income) expense-net .............        284        (113)        (24)
      Interest expense [SEE NOTE BELOW] ......          0           0          (0)
      Federal and state income taxes (benefit)        (89)         67          27
                                                 --------    --------    --------
              Net income (loss) ..............   ($   144)   $    100    $     46
                                                 --------    --------    --------
                                                 --------    --------    --------
      Total Non-Utility Net Income ...........   $    620    $    487    $    463
                                                 --------    --------    --------
                                                 --------    --------    --------

[INTEREST CHARGES FOR UTILITY AND NON-UTILITY OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

Non-Utility Operations

Rocky Mountain Fuels

         For the fiscal year ended June 30, 1998, Rocky Mountain Fuels (RMF) generated net income of approximately $366,000 compared to $197,000 for fiscal 1997. Approximately $125,000 of RMF's net income for fiscal 1998 was attributable to the one-time capital gain on the sale of four district retail propane offices of Petrogas of Wyoming (formerly Wyo L-P Gas division), $248,000 to the Petrogas of Arizona operation, $20,000 to Petrogas of Wyoming, with the balance of ($38,000) net loss attributable to Missouri River Propane in Montana. RMF's gross margins decreased approximately 1% or $18,000 in fiscal 1998 compared to the same period one year ago. Margins decreased in the Petrogas of Wyoming division approximately $250,000 or 16% due to warmer weather than last year and the sale of four retail propane districts in Wyoming, which also resulted in a pre-tax gain of approximately $125,000. Margins in the Petrogas division in Arizona increased $215,000 or 36% due to customer growth and colder weather than one year ago and Missouri River Propane in Montana margins increased approximately $16,000 or 21% due to customer growth. RMF experienced lower operating expenses, due to the sale of the four retail propane districts in Wyoming, however higher short-term interest costs resulted, due mainly to increased propane gas inventory, as a result of the growth in Rocky Mountain Fuels Wholesale operations in Wyoming. State and federal income taxes increased to approximately $208,000 for fiscal 1998 from $106,000 due to higher pre-tax income in RMF this year of approximately $271,000.

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

Energy West Resources

         For fiscal 1998, Energy West Resources' (EWR) net income was approximately $398,000 compared to $190,000 for fiscal 1997, primarily due to higher gas trading margins. Gas trading margins increased approximately $765,000, or 154%, due to decreased natural gas prices in Canada and Montana and expanded markets and customer growth, however operating expenses increased approximately $320,000 or 127% due to staff expansion and training required to serve the growth in marketing activity Interest charges increased approximately $116,000, due to increased gas storage inventory purchases in fiscal 1998. State and federal income taxes increased in fiscal 1998 to approximately $234,000 from $154,000 in fiscal 1997, due to increased pre-tax income of approximately $288,000.

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

Montana Sun, Inc.

         For fiscal 1998, Montana Sun's net loss was approximately ($144,000) as compared to net income of $100,000 for fiscal 1997, due primarily to the write-off of an investment of $250,000 pre-tax in Gas Finco, a financing subsidiary of the American Gas Association.

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

               At June 30, 1998, the Company had $19,000,000 in bank lines of credit, of which $1,443,000 had been borrowed under the credit agreement. The short-term borrowings bear a daily weighted average interest rate of 7.85% as of June 30, 1998.

         The Company provided net cash in operating activities for fiscal 1998 of approximately $4,959,000 as compared to net cash used in operating activities of approximately $901,000 for fiscal 1997. This increase in cash provided by operating activities of approximately $5,860,000 was primarily due to lower working capital requirements of approximately $5,652,000 due to the following:
1) decreased purchases of natural gas inventory, 2) higher gas purchases payable, 3) smaller increase in utility unrecovered gas costs due to gas tracker increases in fiscal 1998, 4) reduced prepaid items primarily related to a prepaid gas contract, 5) and in other assets and liabilities increased working capital due to increased incentives in fiscal 1998, higher accrued interest, higher employee benefits and accrued vacation, offset partially by a change in refundable income tax payments, an increase in regulatory assets and an increase in accounts receivable.

         Higher net income of approximately $227,000, higher depreciation and amortization costs of $93,000, the gain on the sale of marketable securities last year of approximately $100,000 and the write-off of an investment in American Gas Finance Co. of $250,000, increased cash provided by operating activities, offset partially by a decrease in the gain and deferred gain on the sale of assets of approximately $187,000 and lower deferred income taxes of approximately $277,000.

         Cash used in investing activities was approximately $1,587,000 in fiscal 1998, as compared to approximately $2,819,000 in fiscal 1997, a decrease of approximately $1,232,000 primarily due to lower construction expenditures for capital projects of approximately $193,000, an investment of $250,000 in a financing operation of the American Gas Association in 1997, the sale of property, plant & equipment in Wyoming of approximately $1,094,000 this year and increased proceeds from customer advances for and contributions in aid of construction of approximately $165,000, partially offset by the proceeds of the sale of marketable equity securities in 1997 of approximately $274,000 and an increase in notes receivable of approximately $200,000. Cash used in financing activities was approximately $3,463,000 in fiscal 1998, as compared to cash provided by financing activities of approximately $3,147,000 in fiscal 1997, a decrease of approximately $6,600,000 primarily due to an increase in dividends paid of approximately $164,000, increased principal payments on notes payable of approximately $14,142,000, partially offset by proceeds of long-term debt of approximately $7,541,000 and increased sale of common stock through the Company's Dividend Reinvestment Plan and the Company's Incentive Stock Option Plan of approximately $154,000.

         The Company used net cash in operating activities for fiscal 1997 of approximately $901,000 as compared to $606,000 net cash generated from operating activities for fiscal 1996. This change from fiscal 1996 is attributed to higher working capital requirements of approximately $1,686,000, an increase in the gain and deferred gain on the sale of assets of approximately $37,000 and the gain on sale of marketable securities of approximately $ $100,000, offset by approximately $26,000 increase in net income, an increase in depreciation and amortization costs of $59,000 and higher deferred income taxes of approximately $231,000. Cash used in investing activities was approximately $ $2,819,000 in fiscal 1997, as compared to approximately $ $3,989,000, primarily due to lower construction expenditures for capital projects of approximately $1,384,000 and the proceeds from the sale of marketable equity securities of approximately $274,000 and increased proceeds from contributions in aid of constructions of approximately $140,000, partially offset by reduced proceeds from the sale of property, plant and equipment of approximately $400,000, because of the sale-leaseback of the Payson, Arizona properties in fiscal 1996 and an investment of $250,000 in a financing operation of the American Gas Association. Cash provided by financing activities was approximately $3,100,000 in fiscal 1997, as compared to approximately $$3,740,000 in fiscal 1996, a decrease of approximately $640,000 primarily due to an increase in dividends paid and increased principal payments on notes payable.

         Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3.0 million in fiscal 1998 and approximately $3.2 million for fiscal 1997 and $4.6 million in fiscal 1996. During fiscal 1998, approximately $1.5 million has been expended for the construction and maintenance of the natural gas systems in Great Falls, Cascade and West Yellowstone, Montana and Cody, Wyoming and approximately $1.1 million had been expended for operations and maintenance and gas system expansion projects for new subdivisions in the Broken Bow division's service area in Arizona and approximately $520,000 for additions to the propane operations of the Company in Wyoming, Montana and Arizona. Capital expenditures are expected to be approximately $3.2 million in fiscal 1999, including approximately $1.2 million for continued expansion for the Broken Bow division, with approximately $1.4 million for maintenance and other special system expansion projects in the Great Falls, West Yellowstone and Cody divisions and the balance of approximately $600,000 for the Company's propane operations in the three states it serves. The Company continues to evaluate opportunities to expand its existing businesses from time to time.

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

         The accounts and rates of the Company's regulated segment are subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's regulated segment maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's regulated segments differs in certain respects from application by the non-regulated segment and other non-regulated businesses. The regulated segment prepares its financial statements in accordance with Statement of Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, which will be amortized over various periods of time. The costs deferred are further described in the Company's financial statements and the notes thereto. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's regulated segment were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.

SEC Ratio of Earnings to Fixed Charges

         For the twelve months ended June 30, 1998, 1997 and 1996, the Company's ratio of earnings to fixed charges was 2.25, 2.11 and 2.42 times, respectively. Fixed charges include interest related to long-term debt, short-term borrowing, certain lease obligations and other current liabilities.

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

Accounting for Income Taxes

         Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The cumulative effect of adopting Statement No. 109 created a regulatory asset and a regulatory liability for regulated operations, representing the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No. 109. For the Year ended June 30, 1998, changes in certain assets and liabilities resulted in an increase in regulatory assets of $103,423 and a decrease in regulatory liabilities of $13,160 for regulated entities, resulting in ending balances of $590,450 and $135,801, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 5 to the Consolidated Financial Statements for additional information.

Postretirement Benefits Other Than Pensions

         The Company adopted, effective July 1, 1993, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post 65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 1998 and 1997 was $293,600 and $313,200, respectively, of which $250,800 in 1998 and $271,500 in 1997 is related to the regulated utility operations. The transition obligation was accrued as a deferred charge and will be amortized over 20 years. Substantially all of the transition obligation is for the future cost of benefits to active employees.

         The Company made a change to the plan, effective July 1, 1996 allowing pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The increased liability from this change is $269,200. The prior service obligation associated with this plan change at June 30, 1998 and 1997 was $233,400 and $251,300, respectively, of which $193,300 in 1998 and $210,600 in 1997 is related to regulated utility operations. The prior service obligation was accrued as a deferred charge and will be amortized over fifteen years. The Company expects regulators in Montana and Wyoming to allow recovery of the additional costs associated with this plan change. The adoption of SFAS No. 106 did not have a significant effect upon results of operations. See Note 4 to the Consolidated Financial Statements for additional information.

Environmental Issues

         The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality
(MDEQ) formerly known as the Montana Department of Health and Environmental Science ("MDHES") in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. The Company's environmental consultant filed the report with the MDEQ on June 11, 1997. The MDEQ is evaluating the report and after completion of its review will provide for public comment related to the remediation plan. Once the comment period has lapsed and due consideration of any comments occurs, the plan can be finalized. Assuming acceptance of the plan, remediation could be in place by the fall of 1998.

         At June 30, 1998 the costs incurred in evaluating this site have totaled approximately $436,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 1998 that recovery mechanism had generated approximately $575,000. The Company expects to spend the full amount recovered through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure of miscalculations causing disruptions of operations, including inability to process transactions, send billing statements to customers, or similar normal business activities.

         The Company has completed an assessment of its exposure to Year 2000 issues. This assessment indicated that most of the Company's internal systems are compliant or can be made compliant with minimal costs, with the exception of its billing system. However, the company is in the process of preparing a request for a proposal to replace its billing systems, in order to accommodate additional billing requirements for business reasons related to deregulation of the energy industry and from establishing an energy marketing company. The Company plans to have a new billing solution in place by December 1999, with expected costs ranging between $250,000 and $500,000. In the event this is not possible, the Company has contingency plans to replace or upgrade existing billing systems, with an expected total cost of less than $100,000 for internal and external costs, scheduled for completion in the early fall of 1999.

         The Company believes, that with conversions to new software and modifications to existing software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company, specifically related to billing its customers.

         The Company has initiated formal communications with all of its significant suppliers, gas pipeline transmission companies and large customers, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimates to complete, include the estimated costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined that it has no exposure contingencies related to the Year 2000 Issue for the products it has sold.

Market Risk

         The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, the Company utilizes natural gas derivatives and has established risk management oversight for these risks. The Company has implemented or is in the process of implementing procedures to manage such risk and has established a comprehensive risk management committee, overseen by the Audit Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

         The Company protects itself against price fluctuations on natural gas by limiting the aggregate level of net open positions which are exposed to market price changes and through the use of net open positions which are exposed to market price changes and through the use of natural gas derivative instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. Financial instruments generally are not held for speculative trading purposes.

Supplementary Data (Unaudited)
Consolidated Quarterly Financial Data
 ( in thousands, except per share data)


                                        FIRST     SECOND      THIRD     FOURTH
                                       QUARTER    QUARTER    QUARTER    QUARTER
                                      ---------  ---------  ---------  ---------
FISCAL YEAR 1998
Revenues .........................    $ 5,225     $14,642    $19,214    $ 3,983
Operating income (loss) ..........    $  (744)    $ 1,615    $ 2,437    $   445
Net income (loss) ................    $  (681)    $   816    $ 1,442    $   (57)
Net income (loss) per share ......    $ (0.29)    $  0.35    $  0.60    $ (0.02)

FISCAL YEAR 1997
Revenues .........................    $ 4,385     $12,346    $14,232    $ 7,252
Operating income (loss) ..........    $  (759)    $ 1,611    $ 2,104    $   240
Net income (loss) ................    $  (633)    $   920    $ 1,090    $   (84)
Net income (loss) per share ......    $ (0.27)    $  0.39    $  0.46    $ (0.03)


Cautionary Statement for Purposes of the "Safe-harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

The foregoing Management's Discussion and Analysis and other portions of this annual report contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the statements that the total cost of changes required to achieve a year 2000 date conversion are not expected to have a material effect on the Company's financial statements. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Form10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement.

               Item 8. Financial Statements and Supplementary Data
                         Report of Independent Auditors

     The Board of Directors
     Energy West Incorporated

   We have audited the accompanying consolidated balance sheets of Energy West Incorporated and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy West Incorporated and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                             Ernst & Young LLP

     Denver, Colorado
     August 21, 1998

                    Energy West Incorporated and Subsidiaries

                           Consolidated Balance Sheets





                                                               June 30
                                                         1998           1997
                                                      -----------    -----------
Assets
Current assets:
Cash and cash equivalents ........................    $    58,006    $   148,665
Accounts receivable, less allowances for
uncollectible accounts of $98,761 ($167,824
at June 30, 1997) ................................      4,504,235      3,402,528
Natural gas and propane inventory ................      4,669,933      5,792,517
Materials and supplies ...........................        556,077        561,112
Prepayments and other ............................        147,091        518,504
Refundable income tax payments ...................        464,155        301,711
Recoverable costs of gas purchases ...............      1,926,749      1,673,285
                                                      -----------    -----------
Total current assets .............................     12,326,246     12,398,322

Investments ......................................          3,365        257,560

Notes receivable due after one year ..............        192,192          2,537

Property, plant and equipment ....................     47,620,125     46,481,447
Less accumulated depreciation and amortization ...     20,048,221     19,083,667
                                                      -----------    -----------
Net property, plant and equipment ................     27,571,904     27,397,780

Deferred charges:
Net unamortized debt issue costs .................      1,232,561        888,188
Regulatory assets for income taxes ...............        590,450        487,027
Unrecognized postretirement obligation ...........        526,975        564,500
Other regulated assets ...........................        532,051        532,481
Other nonregulated assets ........................        359,141        356,454
                                                      -----------    -----------
Total deferred charges ...........................      3,241,178      2,828,650
                                                      -----------    -----------
Total assets .....................................    $43,334,885    $42,884,849
                                                      -----------    -----------
                                                      -----------    -----------

                    Energy West Incorporated and Subsidiaries
                     Consolidated Balance Sheets (continued)

                                                               June 30
                                                          1998          1997
                                                       -----------   -----------
Capitalization and liabilities
Current liabilities:
Long-term debt due within one year .................   $   413,032   $   361,959
Notes payable ......................................     1,442,982    11,380,000
Accounts payable--gas purchases ....................     2,029,703     1,158,700
Accounts payable--other ............................       556,311       562,854
Payable to employee benefit plans ..................       564,642       512,773
Accrued vacation ...................................       318,354       344,863
Other current liabilities ..........................       810,919       519,796
Deferred income taxes--current .....................       608,890       475,940
                                                       -----------   -----------
Total current liabilities ..........................     6,744,833    15,316,885
Other:
Deferred income taxes ..............................     3,327,760     3,107,272
Deferred investment tax credits ....................       460,716       481,779
Contributions in aid of construction ...............       894,768       872,743
Customer advances for construction .................       514,062       166,688
Accumulated postretirement obligation ..............       933,813       867,919
Regulatory liability for income taxes ..............       135,801       148,961
Deferred gain on sale-leaseback of assets ..........       189,035       212,663
Other ..............................................        44,775        29,250
                                                       -----------   -----------
Total other ........................................     6,500,730     5,887,275
Long-term debt (less amounts due within
one year) ..........................................    17,278,033     9,683,755
Commitments and contingencies
Stockholders' equity:
Preferred stock--$.15 par value:
Authorized--1,500,000 shares;
Outstanding--none ..................................          --            --
Common stock--$.15 par value:
Authorized--3,500,000 shares;
Outstanding--2,403,190 shares (2,357,470 shares
at June 30, 1997) ..................................       360,481       353,623
Capital in excess of par value .....................     3,286,228     2,932,962
Retained earnings ..................................     9,164,580     8,710,349
                                                       -----------   -----------
Total stockholders' equity .........................    12,811,289    11,996,934
                                                       -----------   -----------
Total capitalization ...............................    30,089,322    21,680,689
                                                       -----------   -----------
Total capitalization and liabilities ...............   $43,334,885   $42,884,849
                                                       -----------   -----------
                                                       -----------   -----------

SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries

                        Consolidated Statements of Income



                                                    Year ended June 30
                                             1998          1997          1996
                                         -----------   -----------   -----------
Operating revenue:
Regulated utilities .................... $27,824,360   $26,882,248   $23,672,186
Nonregulated operations ................   3,856,242     5,339,553     3,297,583
Gas trading ............................  11,383,019     5,993,668     4,348,239
                                         -----------   -----------   -----------
Total operating revenue ................  43,063,621    38,215,469    31,318,008

Operating expenses:
Gas purchased ..........................  18,571,808    19,136,723    14,972,454
Cost of gas trading ....................  10,184,855     5,538,847     3,751,053
Distribution,generaland administrative .   7,696,928     7,498,467     6,924,391
Maintenance ............................     496,545       496,721       408,590
Depreciation and amortization ..........   1,732,394     1,689,082     1,667,256
Taxes other than income ................     628,183       660,133       629,428
Total operating expenses ...............  39,310,713    35,019,973    28,353,172
                                         -----------   -----------   -----------
Operating income .......................   3,752,908     3,195,496     2,964,836

Other income, net ......................     142,574       325,334       214,902
                                         -----------   -----------   -----------
Income before interest charges and
income taxes ...........................   3,895,482     3,520,830     3,179,738

Interest charges:
Long-term debt .........................   1,216,190       700,484       709,872
Short-term and other ...................     367,073       824,100       532,866
Total interest charges .................   1,583,263     1,524,584     1,242,738
                                         -----------   -----------   -----------

Income before income taxes .............   2,312,219     1,996,246     1,937,000
Provision for income taxes .............     792,129       703,472       670,025
Net income ............................. $ 1,520,090   $ 1,292,774   $ 1,266,975
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------

Basic and diluted earnings per
    common share ....................... $       .64   $       .55   $       .55


   SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity





                                                                   Capital in
                                                     Common         Excess of      Retained
                                                      Stock         Par Value      Earnings         Total
                                                   ------------   ------------   ------------    ------------
Balance at June 30, 1995 ......................... $    338,121   $  2,117,730   $  8,076,907    $ 10,532,758
Exercise of stock options into 13,680 shares of
common stock at $4.875 to $7.125 per share .......        2,052         72,918           --            74,970
Sale of 37,611 shares of common stock at $8.00
to $9.50 per share under the Company's
dividend reinvestment plan .......................        5,642        320,158           --           325,800
Issuance of 15,889 shares of common stock to
ESOP at estimated fair value of $8.00 per share ..        2,383        124,734           --           127,117
Net income for the year ended June 30, 1996 ......         --             --        1,266,975       1,266,975
Dividends on common stock--$.405 per share .......         --             --         (927,763)       (927,763)
                                                   ------------   ------------   ------------    ------------
Balance at June 30, 1996 .........................      348,198      2,635,540      8,416,119      11,399,857
Exercise of stock options into 980 shares of
 common stock at $6.50 to $7.13 per share ........          147          6,773           --             6,920
Sale of 20,692 shares of common stock at $8.38
to $8.50 per share under the Company's
dividend reinvestment plan .......................        3,104        171,466           --           174,570
Issuance of 14,490 shares of common stock to .....      119,183
ESOP at estimated fair value of $8.38 per share ..        2,174           --          121,357
Net income for the year ended June 30, 1997 ......         --             --        1,292,774       1,292,774
Dividends on common stock--$.425 per share .......         --             --         (998,544)       (998,544)
                                                    ------------   ------------   ------------    ------------
Balance at June 30, 1997 .........................      353,623      2,932,962      8,710,349      11,996,934
Exercise of stock options into 22,908 shares of
common stock at $6.375 to $7.125 per share .......        3,436        157,948           --           161,384
Sale of 8,095 shares of common stock at $8.846
to $9.004 per share under the Company's
dividend reinvestment plan .......................        1,214         71,071           --            72,285
Issuance of 11,639 shares of common stock to
ESOP at estimated fair value of $8.645 per share .        1,746         98,869           --           100,615
Issuance of 3,078 shares of common stock at
$8.395 per share under the Company's deferred
board stock compensation plan ....................          462         25,378           --            25,840
Net income for the year ended June 30, 1998 ......         --             --        1,520,090       1,520,090
Dividends on common stock--$.445 per share .......         --             --       (1,065,859)     (1,065,859)
Balance at June 30, 1998 ......................... $    360,481   $  3,286,228   $  9,164,580    $ 12,811,289
                                                   ------------   ------------   ------------    ------------
                                                   ------------   ------------   ------------    ------------



SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                        Year ended June 30
                                                1998           1997           1996
                                            -----------    -----------    -----------
   Operating activities
   Net income ............................. $ 1,520,090    $ 1,292,774    $ 1,266,975

   Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization ..........   1,986,224      1,893,368      1,833,511
   Write-off of investment in Gas Finco ...     250,000           --             --
   Gain on sale of assets .................    (211,465)       (24,484)       (11,406)
   Gain on sale of marketable equity
   securities .............................        --         (100,526)          --
   Investment tax credit ..................     (21,063)       (21,062)       (21,062)
   Deferred gain on sale of assets ........     (23,628)       (23,628)          --
   Deferred income taxes ..................     353,438        629,643        399,205
   Changes in operating assets and
   liabilities:
   Accounts receivable ....................  (1,101,707)        83,800       (443,725)
   Natural gas and propane inventory ......   1,122,584     (3,591,739)      (514,074)
   Accounts payable .......................     864,460       (331,839)      (218,153)
   Recoverable costs of gas purchases .....    (253,464)      (719,893)      (827,982)
   Prepaid gas ............................     371,413         83,923       (523,212)
   Other assets and liabilities ...........     102,488        (71,364)      (333,878)
                                            -----------    -----------    -----------
   Net cash provided by (used in) operating
   activities .............................   4,959,370       (901,027)       606,199

   Investing activities
   Construction expenditures ..............  (3,014,020)    (3,207,200)    (4,590,609)
   Increase in investments ................        --         (250,000)          --
   Increase in notes receivable ...........    (200,000)          --             --
   Proceeds from sale of assets ...........   1,247,601        153,716        552,160
   Proceeds from sale of marketable equity
   securities                                      --          273,572           --
   Increase in marketable equity securities        --             --          (20,958)
   Collection of long-term notes receivable      10,345          6,653          6,794
   Customer advances for construction .....     347,374        (23,954)        31,106
   Increase (Decrease) from contributions
       in aid of construction .............      22,025        228,468         32,109
                                            -----------    -----------    -----------
   Net cash used in investing activities ..  (1,586,675)    (2,818,745)    (3,989,398)


                    Energy West Incorporated and Subsidiaries



                                                                    Year ended June 30
                                                         1998             1997           1996
                                                     ------------    ------------    ------------
Financing activities

Proceeds from long-term debt ....................... $  8,000,000    $       --      $       --
Debt issuance and reacquisition costs ..............     (458,642)           --              --
Payment of long-term debt ..........................     (361,959)       (361,959)       (407,032)
Proceeds from notes payable ........................   22,346,120      32,512,000      20,965,000
Repayment of notes payable .........................  (32,283,139)    (28,307,000)    (16,410,000)
Sale of common stock ...............................      161,384           6,920          74,970
Dividends paid .....................................     (867,118)       (702,617)       (474,846)
                                                     ------------    ------------    ------------
Net cash provided by (used in)  financing
activities .........................................   (3,463,354)      3,147,344       3,748,092
                                                     ------------    ------------    ------------

Net increase (decrease) in cash and
cash equivalents ...................................      (90,659)       (572,428)        364,893
Cash and cash equivalents at
beginning of year ..................................      148,665         721,093         356,200
                                                     ------------    ------------    ------------
Cash and cash equivalents at
end of year ........................................ $     58,006    $    148,665    $    721,093
                                                     ------------    ------------    ------------
                                                     ------------    ------------    ------------

Supplemental disclosures of cash flow information:
Cash paid for:
Interest ........................................... $  1,536,402    $  1,528,441    $  1,242,035

Income taxes .......................................      862,000         169,546         498,461

Noncash financing activities:
Dividend reinvestment and
compensation plan ..................................       98,125         174,570         325,800
ESOP shares issued .................................      100,615         121,357         127,117



SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 1998


   1. Principal Accounting Policies

   General

   Energy West Incorporated (the "Company") operates principally in a single business segment as a distributor of natural gas and propane to residential and commercial customers. The entities falling under the Energy West Incorporated heading include Great Falls Gas Company, Cascade Gas Company, West Yellowstone Gas Company, Cody Gas Company and Broken Bow Gas Company. These natural gas and propane vapor distribution operations are regulated by the Montana Public Service Commission ("MPSC"), the Wyoming Public Service Commission ("WPSC") and the Arizona Corporation Commission ("ACC"). Accordingly, most of the Company's accounting policies are subject to the requirements set forth in the Federal Energy Regulatory Commission's Uniform System of Accounts. In some cases, because of the rate making process, these accounting policies differ from those used by nonregulated operations. Bulk propane distribution is a nonregulated operation.

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

   EWR is a gas marketing operation. Its principal assets are capitalized storage field costs and inventory. EWR primarily markets gas to industrial and commercial customers (businesses using over 5,000 Mcf of natural gas annually).

   Montana Sun's operating activities consist of commercial real estate development. Its significant assets consist of real estate held for future sale.

   RMF is a bulk retail and wholesale liquid propane sales operation. Its principal assets include bulk storage and customer tanks, delivery trucks and related equipment.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   1. Principal Accounting Policies (continued)

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Natural Gas and Propane Inventory

   Natural gas inventory and propane inventory are stated at the lower of weighted average cost or net realizable value except for Great Falls Gas Company, which is stated at the rate approved by the MPSC, which includes transportation costs.

   Recoverable Costs of Gas Purchases

   Differences between the costs of gas approved by regulators in the Company's rate structure and actual gas costs are accounted for as a current asset or liability, as applicable. These differences are recovered or refunded, as applicable, in future periods by adjustment of the Company's rates.

   Property, Plant and Equipment

   Additions to property, plant and equipment are recorded at original cost when placed in service. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives or the units-of-production method, as applicable, at various rates averaging approximately 3.66%, 3.70% and 3.93% during the years ended June 30, 1998, 1997 and 1996, respectively. During the fourth quarter of fiscal year 1997 the Company reduced accumulated depreciation, which lowered depreciation expense by $109,000 due to a pending rate order by the Arizona Corporation Commission related to regulated operations in Arizona. The ACC requested that the Company change the estimated depreciation rates on mains, meters, services and regulators from 3.75% to 3.25% to be in accordance with the rate case filed in 1981.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   1. Principal Accounting Policies (continued)

   Investments

   The Company is entering into various joint venture agreements. When the Company has the ability to exercise significant influence over the operations of these joint ventures (generally when its investment exceeds 20%), they are recorded as equity investments. Investments of less than 20% are recorded at cost.

   Gas Revenue and Cost Recognition

   The Company's business activities include the buying and selling of natural gas. The Company recognizes revenue and costs on gas trading transactions when gas is delivered to the purchaser. Any gas not purchased by the consumer at the end of each month is carried in inventory at cost.

   Gas Commodity Hedging

   The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, the Company utilizes natural gas derivatives and has established risk management oversight for these risks. The Company has implemented or is in the process of implementing procedures to manage such risk and has established a comprehensive risk management committee, overseen by the Audit Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

   The Company protects itself against price fluctuations on natural gas by limiting the aggregate level of net open positions which are exposed to market price changes and through the use of natural gas derivative instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the Company may trade to those related to natural gas commodities. Financial instruments generally are not held for speculative trading purposes. Gains and losses related to derivative commodity instruments which qualify as hedges are recognized in the consolidated statements of income when the underlying hedged physical transaction

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   1. Principal Accounting Policies (continued)

   closes (the deferral method) and are included in the same category as the hedged item (natural gas purchased).

   Gas Commodity Trading

   The Company may engage in natural gas commodity derivatives designated for trading purposes and therefore, experiences net open positions in terms of price, volume and specified delivery point. The open positions expose the Company to the risk that fluctuating market prices may adversely impact its financial position or results of operations. However, the net open position is actively managed with strict policies designed to limit the exposure to market risk and which require weekly reporting to management of potential financial exposure. Management has limited the types of derivative instruments the Company may trade to those related to natural gas commodities.

   The Company's trading activities are subject to mark-to-market accounting, under which changes in the market value of outstanding natural gas derivative instruments are recognized as gains or losses in the period of change. Gains and losses on commodity derivative instruments utilized for trading are recognized in income on a current basis (the mark-to-market method) and are included on the Consolidated Statements of Income in operating revenues or expenses (cost of sales), as appropriate, and on the Consolidated Balance Sheets as energy commodity assets or liabilities. Because of underlying price fluctuations, the mark-to-market totals may fluctuate throughout the month. As of June 30, 1998, the Company did not have any natural gas commodity derivatives designated for trading purposes.

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

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   1. Principal Accounting Policies (continued)

   Financial Instruments

   All of the Company's financial instruments requiring fair value disclosure were recognized in the consolidated balance sheet as of June 30, 1998. Except for long-term debt, their carrying values approximate the estimated fair values. Descriptions of the methods and assumptions used to reach this conclusion are as follows:

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

   The fair value of the Company's long-term debt, based on quoted market prices for the same or similar issues, is approximately 109.4% of the carrying value.

   Outstanding letters of credit totaled $1,030,000 at June 30, 1998. The letters of credit guarantee the Company's performance to third parties for gas purchases and gas transportation services.

   Earnings Per Share

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. The overall objective of Statement 128 is to simplify the calculation of earnings per share ("EPS") and achieve comparability with the recently issued International Accounting Standard No. 33, EARNINGS PER SHARE.

   Basic EPS is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS is calculated by dividing net income by the sum of the weighted-average shares outstanding during the period and the additional dilutive shares resulting from the outstanding stock options.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   1. Principal Accounting Policies (continued)

   For the fiscal years ended June 30, 1998, 1997, and 1996, the calculations for basic EPS and diluted EPS resulted in the same earnings per share. The weighted average number of shares under the diluted method at each date was 2,390,814 in 1998, 2,356,624 in 1997, and 2,298,734 in 1996.

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

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   1. Principal Accounting Policies (continued)

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

   Reclassifications

   Certain reclassifications have been made to the fiscal 1997 and 1996 consolidated financial statements to conform to the fiscal 1998 presentation.

   2. Notes Payable

   At June 30, 1998, the Company maintained two lines of credit totaling $19,000,000. One line is for $11,000,000 with interest calculated at the lower of the London Interbank Offering Rate ("LIBOR") plus 2% or prime less 1/2 percent, expiring January 5, 1999. The other is for $8,000,000 with interest calculated at the lower of LIBOR plus 2% or prime less 1/2 percent, expiring January 15, 1999. A total of $1,442,982, $11,380,000, and $7,175,000 had been borrowed under the line of credit agreements at June 30, 1998, 1997 and 1996, respectively. Borrowings on lines of credit, based upon daily loan balances, averaged $4,193,679, $9,390,334 and $6,166,380 during the years ended June 30, 1998, 1997 and 1996, respectively. The maximum borrowings outstanding on these lines at any month end were $11,835,000, $11,380,000 and $9,415,000 during these same periods. The daily weighted average interest rate was 7.85%, 8.0% and 8.5% for the years ended June 30, 1998, 1997 and 1996, respectively. Management expects both lines of credit to be renewed for another year.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   3. Long-Term Debt Obligations

   Long-term debt consists of the following:


                                                       June 30
                                                  1998          1997
                                              -----------   -----------
Series 1997 notes payable ................... $ 8,000,000   $      --
Series 1993 notes payable ...................   7,800,000     7,800,000
Industrial development revenue obligations:
Series 1992A ................................     360,000       655,000
Series 1992B ................................   1,515,000     1,575,000
Other .......................................      16,065        15,714
                                              -----------   -----------
Total long-term obligations .................  17,691,065    10,045,714
Less portion due within one year ............     413,032       361,959
                                              -----------   -----------
 Long-term obligations due after one year ... $17,278,033   $ 9,683,755
                                              -----------   -----------
                                              -----------   -----------


   Series 1997 Notes Payable

   On August 1, 1997, the Company issued $8,000,000 of Series 1997 unsecured notes bearing interest at the rate of 7.5%, payable semiannually on June 1 and December 1 of each year, commencing on December 1, 1997. All principal outstanding, plus accrued interest, will be due and payable on June 1, 2012. At the Company's option, beginning June 1, 2002, notes maturing subsequent to 2002 may be redeemed prior to maturity, in whole or part, at 100% of face value, plus accrued interest.

   Series 1993 Notes Payable

   On June 24, 1993, the Company issued $7,800,000 of Series 1993 unsecured notes bearing interest at rates ranging from 6.20% to 7.60%, payable semiannually on June 1 and December 1 of each year, commencing on December 1, 1993. Maturity dates begin in 1999 and extend to 2013. At the Company's option, beginning June 1, 2003, notes maturing subsequent to 2003 may be redeemed prior to maturity, in whole or part, at redemption prices declining from 104% to 100% of face value, plus accrued interest.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   3. Long-Term Debt Obligations (continued)

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

   Aggregate Annual Maturities


   Fiscal         Series        Series           IDR Obligations                        Total
 Year Ending       1997          1993         Series        Series                    Long-Term
  June 30          Notes         Notes        1992A         1992B         Other      Obligations
               -----------   -----------   -----------   -----------   -----------   -----------
1999 ......... $      --     $   165,000   $   175,000   $    65,000   $     8,032   $   413,032
2000 .........        --         175,000       185,000        70,000         8,033       438,033
2001 .........        --         370,000          --          75,000          --         445,000
2002 .........        --         390,000          --          75,000          --         465,000
2003 .........        --         420,000          --          80,000          --         500,000
Thereafter ...   8,000,000     6,280,000          --       1,150,000          --      15,430,000
               -----------   -----------   -----------   -----------   -----------   -----------
                 8,000,000     7,800,000       360,000     1,515,000        16,065    17,691,065
Less current          --         165,000       175,000        65,000         8,032       413,032
                                                                                         portion
               $ 8,000,000   $ 7,635,000   $   185,000   $ 1,450,000   $     8,033   $17,278,033
               -----------   -----------   -----------   -----------   -----------   -----------
               -----------   -----------   -----------   -----------   -----------   -----------

   The Company's long-term debt obligation agreements contain various covenants including: limiting total dividends and distributions made in the immediately preceding 60-month period to aggregate consolidated net income for such period, restricting senior indebtedness, limiting asset sales, and maintaining certain financial debt and interest ratios.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   4. Retirement Plans

   The Company has a defined contribution pension plan (the Plan) which covers substantially all of the Company's employees. Under the Plan, the Company contributes 10% of each participant's eligible compensation. Total contributions to the Plan for the years ended June 30, 1998, 1997 and 1996 were $405,441, $392,868 and $383,018, respectively.

   The Company adopted, effective July 1, 1993, SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 1998 and 1997 was $293,600 and $313,200, respectively, of which $250,800 in 1998 and $271,500 in 1997 is related to the regulated utility operations. The transition obligation was accrued as a deferred charge and will be amortized over 20 years. Substantially all of the transition obligation is for the future cost of benefits to active employees.

   The Company made a change to the plan, effective July 1, 1996, allowing pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The increased liability from this change is $269,200. The prior service obligation associated with this plan change at June 30, 1998 and 1997 was $233,400 and $251,300, respectively, of which $193,300 in 1998 and $210,600 in 1997 is related to regulated utility operations. The prior service obligation was accrued as a deferred charge and will be amortized over fifteen years. The Company expects regulators in Montana and Wyoming to allow recovery of the additional costs associated with this plan change.

   The incremental annual increases in consolidated expenses due to adoption of SFAS No. 106 were $121,600, $126,400 and $70,900 in fiscal years 1998, 1997 and 1996, respectively. Included in these amounts were $95,600 in 1998, $101,900 in 1997 and $58,100 in 1996 relating to regulatory operations. The MPSC allowed recovery of these costs beginning on November 4, 1997 for the utility operations in Montana. Management believes it is probable that its regulators in Wyoming will allow recovery of these costs based upon recent industry rate decisions addressing this issue. The Company has

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   4. Retirement Plans (continued)

   established a VEBA trust fund and is contributing to that trust the annual expense of the plan. The balance in that trust after benefit payments in fiscal year 1998 is $284,000 and in fiscal year 1997 is $141,900.

   The following table presents the amounts recognized at June 30, 1998 and 1997 in the consolidated financial statements.


                                                         1998         1997
                                                      ---------    ---------
Accumulated postretirement benefit obligation:
Retirees ............................................ $ 176,700    $ 125,700
Fully eligible active plan participants .............   104,800       86,500
Other active plan participants ......................   555,100      604,200
                                                      ---------    ---------
                                                        836,600      816,400
Net unrecognized gains ..............................    97,213       51,519
                                                      $ 933,813    $ 867,919
                                                      ---------    ---------
                                                      ---------    ---------


Net periodic postretirement benefit cost:
Service cost ........................................ $  41,300    $  42,100
Interest cost .......................................    52,900       52,000
Actual return on plan assets ........................    (9,400)      (3,200)
Amortization of transition obligation ...............    19,600       19,600
Amortization of unrecognized (gains) losses .........    (3,700)        --
Net amortization of unrecognized prior service cost .    17,900       17,900
Deferred asset gain (loss) ..........................     3,000       (2,000)

Net periodic postretirement benefit cost ............ $ 121,600    $ 126,400
                                                      ---------    ---------
                                                      ---------    ---------



   The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at June 30, 1998 was 7.0 percent and at June 30, 1997 was 7.5 percent. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 9.0 percent for the 1998-99 fiscal year and is assumed to decrease gradually to 5.5 percent after four years and remain at that level thereafter. The weighted-average health care cost trend rate was 10.0 percent for the

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   4. Retirement Plans (continued)

   1997-98 fiscal year and was assumed to decrease gradually to 5.5 percent after five years and remain at that level thereafter.

   The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1998 by $64,300, and the aggregate of interest and service cost for the year ended June 30, 1998 by $9,200.

   5. Income Tax Expense

   Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The cumulative effect of adopting Statement No. 109 created a regulatory asset and a regulatory liability for regulated operations, representing the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No. 109. For the year ended June 30, 1998, changes in certain assets and liabilities resulted in an increase in regulatory assets of $103,423 and a decrease in regulatory liabilities of $13,160 for regulated entities, resulting in ending balances of $590,450 and $135,801, respectively.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   5. Income Tax Expense (continued)

   Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 and 1997 are as follows:


                                          1998          1997
                                       ----------   ----------
Deferred tax assets:
Allowance for doubtful accounts ...... $   34,163   $   36,187
Unamortized investment tax credit ....    136,022      149,182
Contributions in aid of construction .    149,093      204,222
Other nondeductible accruals .........    197,114      200,990
Deferred gain on sale of assets ......     75,501       84,853
Other ................................     64,583       51,973
                                       ----------   ----------
Total deferred tax assets ............    656,476      727,407


Deferred tax liabilities:
Customer refunds payable .............    768,913      657,459
Property, plant and equipment ........  3,431,603    3,268,078
Unamortized debt issue costs .........    173,251      187,443
Unamortized deferred rate case costs .    114,113      109,540
Covenant not to compete ..............     80,556       84,798
Other ................................     24,690        3,301
                                       ----------   ----------
Total deferred tax liabilities .......  4,593,126    4,310,619
Net deferred tax liabilities ......... $3,936,650   $3,583,212
                                       ----------   ----------
                                       ----------   ----------


                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   5. Income Tax Expense (continued)

   Income tax expense consists of the following:



                                                  Year ended June 30
                                            1998         1997        1996
                                         ---------    ---------    ---------
Current income taxes:
Federal ..............................   $ 704,914    $ 202,356    $ 244,777
State ................................      27,487       31,477       21,819
                                         ---------    ---------    ---------
     Total current income taxes ......     732,401      233,833      266,596

Deferred income taxes (benefits):
Tax depreciation in excess of book ...     285,124      364,262      341,217
Book amortization in excess of tax ...     (18,434)     (29,900)     (35,958)
Recoverable cost of gas purchases ....     111,393      255,130      322,479
Regulatory surcharges ................     (93,149)     (70,955)     (44,830)
Deferred gain (loss) on sale of assets    (215,552)       9,428      (95,900)
Contributions in aid of construction .      55,237      (88,347)        --
Deferred rate case costs .............       4,553       93,287         --
Bad debt reserves ....................      23,726         --           --
Other ................................      (5,377)       7,022      (25,362)
                                         ---------    ---------    ---------
     Total deferred income taxes .....     147,521      539,927      461,646

Investment tax credit, net ...........     (21,062)     (21,062)     (21,062)
Total income taxes ...................   $ 858,860    $ 752,698    $ 707,180
                                         ---------    ---------    ---------
                                         ---------    ---------    ---------

Income taxes--operations .............   $ 792,129    $ 703,472    $ 670,025
Income taxes--other income ...........      66,731       49,226       37,155
                                         ---------    ---------    ---------
Total income taxes ...................   $ 858,860    $ 752,698    $ 707,180
                                         ---------    ---------    ---------
                                         ---------    ---------    ---------


                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   5. Income Tax Expense (continued)

   Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:


                                                 1998         1997          1996
                                               ---------    ---------    ---------
Tax expense at statutory rate - 34% .......... $ 812,798    $ 702,989    $ 666,930
State income tax, net of federal tax benefit .    55,138       47,084       44,710
Amortization of deferred investment tax
credits ......................................   (21,062)     (21,062)     (21,062)
Other ........................................    11,986       23,687       16,602
                                               ---------    ---------    ---------
Total income taxes ........................... $ 858,860    $ 752,698    $ 707,180
                                               ---------    ---------    ---------
                                               ---------    ---------    ---------


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

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   6. Regulated and Nonregulated Operations (continued)


                                                           June 30, 1998
                                           Reg.        Nonreg.        Adj.         Consol.
                                       -----------   -----------   -----------    -----------
Capital expenditures ................. $ 2,475,740 $     538,280                  $ 3,014,020
                                       -----------   -----------   -----------    -----------
                                       -----------   -----------   -----------    -----------

Property, plant and equipment, net
     Regulated utilities ............. $24,708,248                                $24,708,248
      Nonregulated propane                           $ 2,410,102                    2,410,102
     Real estate held for investment .                   453,554                      453,554

Total P P & E ........................  24,708,248     2,863,656                   27,571,904

Current assets .......................   7,792,284     6,522,439   $(1,988,477)    12,326,246
Other assets .........................   4,220,331       288,403    (1,071,999)     3,436,735
                                       -----------   -----------   -----------    -----------


Total assets ......................... $36,720,863   $ 9,674,498   $(3,060,476)   $43,334,885
                                       -----------   -----------   -----------    -----------
                                       -----------   -----------   -----------    -----------

Equity ............................... $ 9,605,315   $ 4,277,064   $(1,071,090)   $12,811,289
Long-term debt .......................  15,546,350     1,731,683                   17,278,033
Current liabilities ..................   5,934,499     2,799,720    (1,989,386)     6,744,833
Deferred income taxes ................   3,103,164       224,596                    3,327,760
Other liabilities ....................   2,531,535       641,435                    3,172,970
                                       -----------   -----------   -----------    -----------

Total capitalization and liabilities . $36,720,863   $ 9,674,498   $(3,060,476)   $43,334,885
                                       -----------   -----------   -----------    -----------
                                       -----------   -----------   -----------    -----------


                                                           June 30, 1997
                                           Reg.        Nonreg.        Adj.         Consol.
                                       -----------   -----------   -----------    -----------
Capital expenditures ................. $ 1,676,401   $ 1,530,799                  $ 3,207,200
                                       -----------   -----------   -----------    -----------

Property, plant and equipment, net
     Regulated utilities ............. $23,739,918                                $23,739,918
      Nonregulated propane ...........               $ 3,189,998                    3,189,998
     Real estate held for investment .                   467,864                      467,864
                                       -----------   -----------   -----------    -----------
Total P P & E ........................  23,739,918     3,657,862                  27,397,780

Current assets .......................   9,820,008     2,790,148   $  (211,834)    12,398,322
Other assets .........................   3,823,659       337,086    (1,071,998)     3,088,747
                                       -----------   -----------   -----------    -----------

Total assets ......................... $37,383,585   $ 6,785,096   $(1,283,832)   $42,884,849
                                       -----------   -----------   -----------    -----------
                                       -----------   -----------   -----------    -----------
Equity ............................... $ 9,411,406   $ 3,656,421   $(1,070,893)   $11,996,934
Long-term debt .......................   7,952,072     1,731,683                    9,683,755
Current liabilities ..................  14,791,018       218,876       306,990     15,316,884
Deferred income taxes ................   2,746,547       360,725                    3,107,272
Other liabilities ....................   2,482,542       817,391      (519,929)     2,780,004
                                       -----------   -----------   -----------    -----------

Total capitalization and liabilities . $37,383,585   $ 6,785,096   $(1,283,832)   $42,884,849
                                       -----------   -----------   -----------    -----------
                                       -----------   -----------   -----------    -----------



                                                             1998
                                       Reg.        Nonreg.            Adj.          Consol.
                                  ------------   ------------    ------------    ------------
Operating revenue ............... $ 27,824,360   $  8,740,964    $ (4,884,722)   $ 31,680,602

Gas trading revenue .............                  14,488,326      (3,105,307)     11,383,019
                                  ------------   ------------    ------------    ------------

Total operating revenue .........   27,824,360     23,229,290      (7,990,029)     43,063,621

Gas purchased ...................   17,046,612      6,404,939      (4,879,743)     18,571,808

Cost of gas trading .............   13,289,205     (3,104,350)     10,184,855
Distribution, general and admin .    5,910,077      1,786,851                       7,696,928
Maintenance .....................      397,512         99,033                         496,545
Depreciation and amortization ...    1,435,936        302,394          (5,936)      1,732,394
Taxes other than income .........      529,671         98,512                         628,183
                                  ------------   ------------    ------------    ------------

Operating income ................ $  2,504,552   $  1,248,356    $         --    $  3,752,908
                                  ------------   ------------    ------------    ------------
                                  ------------   ------------    ------------    ------------




                                                               1997
                                      Reg.          Nonreg.         Adj.           Consol.
                                  ------------   ------------   ------------    ------------
Operating revenue ............... $ 26,882,248   $  9,143,144   $ (3,803,591)   $ 32,221,801

Gas trading revenue .............                   5,993,668                      5,993,668
                                  ------------   ------------   ------------    ------------

Total operating revenue .........   26,882,248     15,136,812     (3,803,591)     38,215,469

Gas purchased ...................   16,192,875      6,747,439     (3,803,591)     19,136,723

Cost of gas trading .............    5,538,847                     5,538,847
Distribution, general and admin .    5,857,321      1,641,146                      7,498,467
Maintenance .....................      403,723         92,998                        496,721
Depreciation and amortization ...    1,348,733        340,349                      1,689,082
Taxes other than income .........      545,448        114,685                        660,133
                                  ------------   ------------   ------------    ------------

Operating income ................ $  2,534,148   $    661,348    $       --     $  3,195,496
                                  ------------   ------------   ------------    ------------
                                  ------------   ------------   ------------    ------------


                                                              1996
                                        Reg.         Nonreg.          Adj.         Consol.
                                   ------------   ------------   ------------    ------------
Operating revenue ...............  $ 23,672,186   $  4,510,942   $ (1,213,359)   $ 26,969,769

Gas trading revenue .............                    4,348,239                      4,348,239
                                   ------------   ------------   ------------    ------------

Total operating revenue .........    23,672,186      8,859,181     (1,213,359)     31,318,008

Gas purchased ...................    13,646,178      2,539,635     (1,213,359)     14,972,454

Cost of gas trading .............     3,751,053                     3,751,053
Distribution, general and admin .     5,578,188      1,346,203                      6,924,391
Maintenance .....................       348,123         60,467                        408,590
Depreciation and amortization ...     1,359,339        307,917                      1,667,256
Taxes other than income .........       523,768        105,660                        629,428
                                   ------------   ------------   ------------    ------------

Operating income ................  $  2,216,590   $    748,246    $       --     $  2,964,836
                                   ------------   ------------   ------------    ------------
                                   ------------   ------------   ------------    ------------


                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

   Since the Company has elected to use APB No. 25, pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company had accounted for its stock options under the fair value method of that statement. For the fiscal year ended June 30, 1998, no options were granted and for the fiscal year ended June 30, 1997 only a limited number of options were granted, resulting in no material impact on pro forma net income or earnings per share. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:




                                                            1997
                                                         ---------
    Risk-free interest rate--length of exercise period .        6.3%
      Dividend yields ..................................        5.2%
Volatility factors of the expected market price of
    the Company's common stock .........................       .187
      Weighted-average expected life of the employee
      stock options ....................................    5 years

 The weighted-average fair value of options granted .... $    1.20


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   7. Stock Options and Ownership Plans (continued)

   in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

   A summary of the activity under the plans is as follows:


                                            Weighted
                                            Average
                              Number of     Exercise
                                Shares       Price
                               -------    ----------
Fiscal 1998
Outstanding at July 1, 1997 ..  89,428    $    7.533
Granted ......................    --

Exercised .................... (22,908)   $    7.045
Expired ...................... (37,920)   $    7.172
                               -------    ----------
Outstanding at June 30, 1998 .  28,600    $    8.402
                               -------    ----------

At June 30, 1998
Exercisable ..................  28,600
Available for grant ..........  42,820

Fiscal 1997
Outstanding at July 1, 1996 ..  75,708    $    7.244
Granted ......................  20,000    $    8.406
Exercised ....................    (980)   $    7.061
Expired ......................  (5,300)   $    6.783
                               -------    ----------
Outstanding at June 30, 1997 .  89,428    $    7.533
                               -------    ----------

At June 30, 1997
Exercisable ..................  89,428
Available for grant ..........   8,400

Fiscal 1996
Outstanding at July 1, 1995 ..  90,588    $    6.976
Granted ......................    --
Exercised .................... (13,680)   $    5.480

Expired ......................  (1,200)   $    6.500
Outstanding at June 30, 1996 .  75,708    $    7.244
                               -------    ----------
                               -------    ----------
At June 30, 1996

Exercisable ..................  75,708
Available for grant ..........   6,052


                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   7. Stock Options and Ownership Plans (continued)

   The range of exercise prices for options outstanding at June 30, 1998 was $7.38 to $9.13.

   Employee Stock Ownership Plan

   In 1984, the Company established an Employee Stock Ownership Plan ("ESOP") which covers most of the Company's employees. The unleveraged ESOP receives cash contributions from the Company each year as determined by the Board of Directors and will buy shares of the Company's common stock from either the Company or the open market at the then current price per share. The ESOP has no allocated shares, committed-to-be-released shares or suspense shares at the balance sheet dates. In addition, there are no unearned shares and there is no repurchase obligation. The Company has contributed and recognized as expense $127,901, $100,615 and $121,400 for the years ended June 30, 1998,
   1997 and 1996, respectively. During the years ended June 30, 1998, 1997 and 1996, the ESOP acquired 11,639 shares at $8.65 per share, 14,490 shares at $8.38 per share and 15,889 shares at $8.00 per share, respectively.

   8. Operating Lease

   The Company leases a building in Cody, Wyoming. The lease expires on June 30, 2005. Future minimum rental payments will be approximately $79,200 per year from fiscal 1999 through fiscal 2005, for total future minimum lease payments of $554,400. Rental expenses related to this lease were $75,438, $73,599 and $73,808 in fiscal years 1998, 1997 and 1996, respectively.

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

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   9. Gain on Sale-Leaseback of Assets (continued)

   The Company does not have an option to repurchase the real property. However, should the lessor have a bona fide third-party offer, the Company has the right of first refusal to buy the land and buildings under the same terms and conditions. As a result, the transaction has been recorded as a sale, resulting in a deferred gain of $236,000, which is amortized ratably into income over the initial lease term. The balance of the deferred gain at June 30, 1998 is $189,035. The land, buildings and related accounts are no longer recognized in the accompanying financial statements.

   The future minimum lease payments under the terms of the related lease agreement require the payment of $51,975 per year from fiscal 1998 through fiscal 2006, for total future minimum lease payments of $415,800.

   10. Commitments and Contingencies

   Commitments

   The Company has entered into long-term, take or pay natural gas supply contracts which expire beginning in 1998 and ending in 2002. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiation every two years. Current prices per Mcf for these contracts range from $1.60 to $1.70. Based on current prices, the minimum take or pay obligation at June 30, 1998 for each of the next five years and in total is as follows:


   Fiscal Year
   -----------

   1999 ....... $2,475,450
   2000 .......  1,562,610
   2001 .......  1,032,950
   2002 .......  1,032,950
   2003 .......    164,250
   Thereafter .    657,000
                ----------
   Total ...... $6,925,210
                ----------
                ----------


   Natural gas purchases under these contracts for the years ended June 30, 1998, 1997 and 1996 approximated $1,630,000, $1,100,000 and $3,530,000, respectively.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   10. Commitments and Contingencies (continued)

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

   At June 30, 1998, the costs incurred in evaluating this site have totaled approximately $436,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 1998, that recovery mechanism had generated approximately $575,000. The Company expects to spend the full amount recovered through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   11. Regulatory Matters

   On July 8, 1996, the Company filed a general rate case with the MPSC requesting a revenue increase for its Great Falls Gas Company operations. The MPSC approved an interim general rate increase on November 4, 1996 of $275,000 with a final order approved on April 7, 1997 for an additional $20,000. The Company filed for a general rate increase for Broken Bow (a regulated utility subsidiary in Payson, Arizona) on September 26, 1996 with the ACC. The ACC made its final ruling on August 27, 1997 approving an increase of $390,000.

   On March 23, 1998, the Company's Great Falls Division filed a restructuring application with the Montana Public Service Commission. The application requested permission to unbundle its gas supply function from its tariffs. The Company currently permits its larger customers to purchase gas from third party suppliers and ship the product through its distribution system for a fee. The utility has contracted for certain gas balancing and supply services with its affiliate Energy West Resources as part of its transition to open access. That contract will also be reviewed as part of the Company's application. The hearing regarding this matter is scheduled for mid-September 1998 and an order will be issued by early winter.

   12. Financial Instruments and Risk Management

   For the fiscal year ended June 30, 1998, the Company is a party to one gas hedge agreement for nonregulated operations. For the fiscal year ended June 30, 1997, the Company was a party to three gas hedges. The 1997 agreements represented approximately 95% of the supply required for operations during that fiscal year. The hedges were made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas.

                    Energy West Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   12. Financial Instruments and Risk Management (continued)



                                                                                                         Fair
                                                                 Index Price                            Value of
                 Volume                                           Range for       Contract   Index     Remaining
                  (MMB    Effective   Termination   Contract        Fiscal          Value    Price at   Contract
     Fiscal        TU        Date         Date       Price           Year            at      June 30    at June
     Year          Per                                                             June 30              30
                   Day)
----------------------------------------------------------------------------------------------------------------
   1997
   Hedge #1 ...  4,000      9/1/96      8/31/97      $1.03     $  .88 to $2.11    $255,400     $1.19    $294,600
   Hedge #2 ...    400      9/1/96      8/31/97      $1.20     $  .88 to $2.11    $ 29,800     $1.19    $ 29,500
   Hedge #3 ...    500      1/1/97      6/30/98      $2.08      $1.39 to $4.19    $379,600     $1.44    $262,800

   1998
   Hedge #1 ...  5,000      5/1/98     10/31/98      $1.33      $1.32 to $1.58    $818,000     $1.32    $812,000


   Hedge

   In July 1998 the Company signed a basis swap agreement, between the NYMEX and AECO price indices. The contract period for the 5,000 MMBTU per day swap begins November 1, 1999 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. When the basis differential is less than $.62 per MMBTU, the Company is in a negative position and must pay the counterparty. The Company has designated this basis swap as a trading commodity derivative.

   Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable

                                    PART III

   Item 10. - DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

   Information concerning the directors and executive officers is included in
   Part I, on pages 15 through 19. The information contained under the heading "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this item.

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

                  3.  Exhibits (See Exhibit Index on Page E-1)

    (b)    Reports on Form 8-K
           none

    (d)

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                ENERGY WEST INC.

                                  JUNE 30, 1998

                              Balance At     Charged     Write-Offs    Balance
                              Beginning      to Costs    Net of        at End of
   Description                of Period      & Expenses  Recoveries    Period
   -----------                ---------      ----------  ----------    ---------

ALLOWANCE FOR
UNCOLLECTIBLE ACCOUNTS

Year Ended June 30, 1996 ..    $ 191,168    $  64,509    ($ 47,571)    $ 208,106

Year Ended June 30, 1997 ..    $ 208,106    $ 130,992    ($171,274)    $ 167,824

Year Ended June 30, 1998 ..    $ 167,824    $  69,651    ($138,714)    $  98,761




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

                            ENERGY WEST INCORPORATED

/S/  Larry D. Geske                       /s/  William J. Quast
-------------------                       ---------------------
Larry D. Geske, President and                 William J. Quast
Chief Executive Officer                       Vice-President, Treasurer and
and Chairman of the Board                     Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Larry D. Geske                                           09/27/98
-------------------                                           --------
Larry D. Geske                                                Date
President and Chief Executive
Officer and Acting Chairman of the Board

/s/ Ian B. Davidson                                           09/27/98
-------------------                                           --------
Ian B. Davidson                               Director        Date

/s/ Thomas N. McGowen, Jr.                                    09/27/98
-------------------------                                     --------
Thomas N. McGowen, Jr.                        Director        Date

/s/ G. Montgomery Mitchell                                    09/27/98
--------------------------                                    --------
G. Montgomery Mitchell                        Director        Date

/s/ George D. Ruff                                            09/27/98
------------------                                            --------
George D. Ruff                                Director        Date

/s/ David A. Flitner                                          09/27/98
--------------------                                          --------
David A. Flitner                              Director        Date

/s/ Dean South                                                09/27/98
--------------                                                --------
Dean South                                    Director        Date

/s/ Richard J. Schulte                                        09/27/98
----------------------                                        --------
Richard J. Schulte                            Director        Date


                                  EXHIBIT INDEX
                                  -------------
EXHIBITS
--------

3.1 Restated Articles of Incorporation of the Company, as amended to date(previously filed).

3.2    Bylaws of the Company, as amended to date (previously filed).

4.1    Form of Indenture (including form of Note) relating to the Company's
       Series 1993 Notes (incorporated by reference to Exhibit 4.1 to the
       Company's Registration Statement on Form S-2, File No. 33-62680).

4.2    Loan Agreement, dated as of September 1, 1992, relating to the Company's
       Series 1992A and Series 1992B Industrial Development Revenue Bonds
       (incorporated by reference to Exhibit 4.2 to the Company's Registration
       Statement on Form S-2, File No.33-62680).

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




10.7 Delivered Gas Purchase Contract dated December 1, 1985, as amended by that Letter Agreement dated July 1, 1986; that Letter Agreement dated
       November 19, 1987; that Letter Agreement dated December 1, 1988; that
       Letter Agreement dated July 30, 1992; that Assignment Conveyance and
       Bill of Sale effective as of January 1, 1993; that Letter Agreement dated March 8,1993; that Letter Agreement dated October 21, 1993; that
       Letter Agreement dated October 18, 1994; that Letter Agreement dated
       January 30,1995; that Letter Agreement dated August 30, 1995; that
       Letter Agreement dated October 3, 1995; that Letter Agreement dated
       October 31, 1995; that Letter Agreement dated December 21, 1995;
       that Letter Agreement dated April 25, 1996; that Letter Agreement dated
       January 29, 1997; and that Letter dated April 11, 1997 (previously filed).

10.8   Natural Gas Sale and Purchase Agreement dated July 20, 1992 between
       Shell Canada Limited and the Company, as amended by that Letter
       Agreement dated August 23, 1993; that Amending Agreement effective as of November 1,1994; and that Schedule A Incorporated Into and Forming a Part of That Natural Gas Sale and Purchase Agreement, effective as of November 1,1996 (previously filed).

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

