Form 10-Q
period 1998-09-30
ENERGY WEST INC
filed 1998-11-13
CIK 43350

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                     Quarterly Report under section 13 or 15(d)
                       of the Securities Exchange Act of 1934

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

               For the quarterly period ended September 30, 1998
                                         OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission File Number 0-14183
------------------------------

ENERGY WEST INCORPORATED
------------------------
(Exact name of registrant as specified in its charter)

MONTANA                                    81-0141785
-----------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


1 FIRST AVENUE SOUTH, GREAT FALLS, MT.   59401
-----------------------------------------------
(Address of principal executive        (Zip Code)
 offices)

Registrant's telephone number, including area code  (406)-791-7500

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

CLASS OUTSTANDING AT  SEPTEMBER 30, 1998
(COMMON STOCK, $.15 PAR VALUE) 2,406,785

                              ENERGY WEST INCORPORATED

                                 INDEX TO FORM 10-Q

                                                                           Page No.

Part I - Financial Information
        Item 1 - Financial Statements
                 Condensed Consolidated Balance Sheets as of
                 September 30, 1998 and June 30, 1998                         1

                 Condensed Consolidated Statements of Income -
                 three months ended September 30, 1998 and 1997               2

                 Condensed Consolidated Statements of cash flows
                 three months ended September 30, 1998 and 1997               3

                 Notes to Condensed Consolidated Financial Statements       4-6

        Item 2 - Management's discussion and analysis of
                 financial condition and results of operations             7-10

        Item 3 - Quantitative and Qualitative Disclosures about
                 Market Risk                                                 11

Part II Other Information

        Item 1 - Legal Proceedings                                           12

        Item 2 - Changes in Securities                                       13

        Item 3 - Defaults upon Senior Securities                             13

        Item 4 - Submission of Matters to a Vote of Security Holders         13

        Item 5 - Other Information                                           13

        Item 6 - Reports on Form 8-K                                         13

        Signatures

ITEM 1.  FINANCIAL STATEMENTS

                                     FORM 10Q
                              ENERGY WEST INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              ASSETS
                                                  September 30         June 30
                                                      1998               1998
                                                 -------------      ------------
Current Assets:
  Cash                                           $    84,813        $    58,006
  Accounts Receivable (net)                        5,599,163          4,504,235
  Natural Gas and Propane Inventory                4,766,120          4,669,933
  Materials and Supplies                             451,766            556,077
  Prepayments and other                              477,287            147,091
  Refundable Income Tax Payments                     747,793            464,155
  Recoverable Cost of Gas Purchases                2,576,087          1,926,749
  Deferred income taxes - current                    183,875                  -
                                                 -----------        -----------

          Total Current Assets                    14,886,903         12,326,246
                                                 -----------        -----------
Investments                                            3,365              3,365
Notes Receivable Due After One Year                  202,159            192,192
Property, Plant and Equipment-Net                 28,039,561         27,571,904
Deferred Charges                                   3,664,650          3,241,178
                                                 -----------        -----------

Total Assets                                     $46,796,637        $43,334,885
                                                 -----------        -----------
                                                 -----------        -----------

                           CAPITALIZATION AND LIABILITIES

Capitalization and liabilities:
Current Liabilities:
  Note payable to bank                            $4,728,000        $ 1,442,982
  Long-term debt due within one year                 426,523            413,032
  Accounts Payable - Gas Purchases                 2,618,616          2,029,703
  Other Current and Accrued Liabilities            3,001,177          2,859,116
                                                 -----------        -----------

          Total Current Liabilities               10,774,317          6,744,833
                                                 -----------        -----------

Deferred Credits                                   7,129,959          6,500,730
Long-term obligations                             17,015,723         17,278,033

Stockholders' Equity
  Preferred Stock                                $         0        $         0
  Common Stock (2,406,785 and
  2,403,190 shares were outstanding at September
  30, 1998 and June 30, 1998 respectively)           360,990            360,481
  Capital in Excess of Par Value                   3,316,768          3,286,228
  Retained Earnings                                8,198,880          9,164,580
                                                 -----------        -----------

          Total Stockholder's Equity              11,876,638         12,811,289
                                                 -----------        -----------
Total Capitalization and Liabilities             $46,796,637        $43,334,885
                                                 -----------        -----------
                                                 -----------        -----------


The accompanying notes are an integral part of these condensed financial statements.

                                      FORM 10Q
                              ENERGY WEST INCORPORATED
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                          and Year-To-Date
                                                            September 30
                                                     1998               1997
                                                  -----------------------------
Operating revenue:
  Regulated utilities                             $3,123,973         $3,113,286
  Nonregulated operations                            888,595          1,153,640
  Gas trading                                      5,048,640            957,589
                                                  ----------         ----------
Total Revenue                                      9,061,208          5,224,515
                                                  ----------         ----------
Operating Expenses
  Gas Purchased                                    2,304,594          2,509,841
  Cost of gas trading                              4,983,701            876,315
  Distribution, general and administrative         1,961,076          1,864,069
  Maintenance                                        112,264            123,874
  Depreciation and Amortization                      438,256            448,481
  Other Taxes                                        153,959            146,341
                                                  ----------         ----------
          Total Operating Expenses                 9,953,850          5,968,921
                                                  ----------         ----------

Operating Loss                                      (892,642)          (744,406)
Other Income - Net                                   200,075             89,223
                                                  ----------         ----------

Loss before interest charges and
  income tax benefit                                (692,567)          (655,183)
                                                  ----------         ----------

Interest Charges:
  Long-Term Debt                                     311,869            250,038
  Other                                               65,156            180,685
                                                  ----------         ----------

          Total Interest Charges                     377,025            430,723
                                                  ----------         ----------

Loss before income tax benefit                    (1,069,592)        (1,085,906)
Provision for Income tax benefit                    (384,941)          (405,107)
                                                  ----------         ----------

Net Loss                                           ($684,651)         ($680,799)
                                                  ----------         ----------
                                                  ----------         ----------

Basic and diluted loss per common share               ($0.28)            ($0.29)
                                                  ----------         ----------
                                                  ----------         ----------

Dividends per common share                        $   0.1150         $   0.1100

Basic Weighted Average Common Shares               2,403,268          2,368,601

Diluted Weighted Average Common Shares             2,406,173          2,375,899


The accompanying notes are an integral part of these condensed financial statements.

                                      FORM 10Q
                              ENERGY WEST INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Three Months Ended
                                                                      September 30
                                                                1998                1997
                                                            -------------------------------
Operating Activities:
     Net Loss                                                ($684,651)          ($680,799)

  Adjustment to Reconcile Net Loss to Cash Flows:
     Depreciation and Amortization                             506,964             501,375
     (Gain) Loss from Gas Marketing Activities                  10,875                   0
     (Gain) Loss on Sale of Property, Plant & Equipment        (21,147)            (10,234)
     Deferred Gain on Sale of Assets                            (5,907)             (5,907)
     Investment Tax Credit - Net                                (5,266)             (5,266)
     Deferred Income Taxes - Net                               300,047             126,574
     Change in Operating Assets and Liabilities
       Accounts Receivable                                  (1,094,928)            176,126
       Gas Inventory                                            41,055            (385,605)
       Accounts Payable                                        482,759              41,828
       Recoverable Cost of Gas Purchases                      (649,338)           (248,633)
       Prepaids                                               (330,196)           (322,319)
       Other Assets and Liabilities                           (480,454)           (583,622)
                                                            ----------         -----------
     Net Cash Used In Operating Activities                  (1,930,187)         (1,396,482)

Investing Activities:
     Construction Expenditures                                (859,234)           (855,592)
     Proceeds from Sale of Property, Plant & Equipment          61,500              14,250
     Increase in Long-Term Notes Receivable                     (9,967)                  0
     Proceeds from Contributions in Aid of Constructions             4             116,978
                                                            ----------         -----------

       Net Cash Used In Investing Activities                  (807,697)           (724,364)

Financing Activities:
     Proceeds from Long-Term Debt                                    0           8,000,000
     Debt Issuance and Reacquisition Costs                           0            (335,724)
     Repayment of Long-Term Debt                              (255,000)           (355,000)
     Proceeds from Notes Payable                             8,415,001           7,760,000
     Repayment of Short-Term Borrowings                     (5,130,000)        (12,980,000)
     Proceeds from Sale of Common Stock                              0             160,396
     Dividends on Common Stock                                (265,310)           (261,553)
                                                            ----------         -----------

     Net Cash Provided by (Used In) Financing Activities     2,764,691           1,988,119
                                                            ----------         -----------

     Net Increase (Decrease) in Cash and Cash Equivalents       26,807            (132,727)

       Cash and Cash Equivalents at Beginning of Year           58,006             148,665
                                                            ----------         -----------

       Cash and Cash Equivalents at End of Period              $84,813             $15,938
                                                            ----------         -----------
                                                            ----------         -----------



The accompanying notes are an integral part of these condensed financial statements.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
                                 September 30, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X.   Accordingly,  they do not  include all of the
information and footnotes required by generally accepted  accounting principles
for complete financial statements.   In the  opinion  of  management,  all
adjustments (consisting only of  normal recurring  accruals) considered
necessary for a fair presentation  have been  included.   Operating  results for
the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1998.

NOTE 2 - COMPREHENSIVE INCOME


SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of fiscal 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net income reported in the statements of consolidated income, since there were no other items of comprehensive income for the periods presented.

NOTE 3 - RISK MANAGEMENT

GAS HEDGING

For the period ended September 30, 1998, the Company is a party to two gas hedge agreements for nonregulated operations. These hedges were made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas.




 Fiscal          Volume        Effective      Termination    Contract      Contract       Market        Fair
  Year           (MMBTU)         Date            Date          Price       Value at       Price       Value of
                                                                            Sep 30          at        Remaining
                                                                                          Sep 30     Contract at
                                                                                                        Sep 30
1998
----------------------------------------------------------------------------------------------------------------
Hedge #1       5,000/day        5/1/98         10/31/98       $1.33        $206,000       $1.11       $172,050
Hedge #2       50,000/month     11/1/98        3/31/99        $2.26        $565,000       $2.47       $617,500

GAS TRADING DERIVATIVE

In July 1998, the Company signed a basis swap agreement between the NYMEX and AECO price indices. The contract period for the 5,000 MMBTU per day swap begins November 1, 1999 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. When the basis differential is less than $.62 per MMBTU, the Company is in a positive position. When the basis differential is greater than $.62 per MMBTU, the Company is in a negative position. When this swap is settled, if it is in a positive position the Company will receive a cash payment from the counterparty and if its in a negative position the Company must make a cash payment to the counterparty. The Company has designated this basis swap as a trading commodity derivative.





Fiscal Year        Volume      Effective      Termination     Contract     Market     Mark-to-
                   (MMBTU)        Date           Date           Price     Price at     Market
                                                                           Sep 30       Gain
1998
----------------------------------------------------------------------------------------------
Derivative #1    5,000/day      11/1/99        10/31/2000       $.62       $.575      $82,125



NOTE 4 - INCOME TAXES

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense (benefit) at statutory rates - 34% . . . . . . . .      ($361,871)
State income taxes (benefit), net of federal income taxes. . .        (27,239)
Amortization of deferred investment tax credits. . . . . . . .         (5,266)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,435
                                                                     ---------
Total income taxes (benefits). . . . . . . . . . . . . . . . .       $384,941
                                                                     ---------
                                                                     ---------

NOTE 5 - CONTINGENCIES

ENVIRONMENTAL CONTINGENCY

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission, in 1994, to the Montana department of Environmental Quality ("MDEQ"), formerly known as the Montana Department of Health and Environmental Science ("MDHES. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation plan acceptable to the MDEQ. The Company's environmental consultant filed a report, with a proposed plan of remediation, on June 11, 1997. The MDEQ has evaluated the report and responded to the Company on August 31, 1998 that it has identified additional data they require before taking further action. The Company is in the process of obtaining and submitting the additional data. The Company expects that, at a minimum it would be required to remove contaminated soils from the site. Therefore in the fall of 1998, The Company, under the direction of its environmental consultant, removed the contaminated soils to a qualified, off-site location.

At September 30, 1998, the costs incurred in evaluating this site have totaled approximately $450,000. On May 30, 1995, the Company received an order from the Montana Public Service commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 1998, that recovery mechanism had generated approximately $587,000. The Company expects to spend the full amount recovered through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ.

LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part II -Other information, Item 1., the adverse outcome of which individually or in the aggregate, in the Company's view, would have a material adverse effect on the Company's results of operations, financial position or liquidity.

NOTE 6 - OPERATING REVENUES AND EXPENSES,

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:



                                                        Three Months Ended
                                                           September 30
                                                  ------------------------------
                                                     1998                 1997
                                                  ----------          ----------
Operating Revenues:
  Regulated utilities                             $3,123,973          $3,113,286
Non-regulated operations                             888,595           1,153,640
Gas trading                                        5,048,640             957,589
                                                  ----------          ----------
                                                  $9,061,208          $5,224,515
                                                  ----------          ----------
                                                  ----------          ----------

Operating Expenses:
  Gas Purchased:
Regulated                                         $1,676,879          $1,695,157
Non-regulated                                        627,715             814,684
Cost of gas trading                                4,983,701             876,315
                                                  ----------          ----------
                                                  $7,288,295          $3,386,156
                                                  ----------          ----------
                                                  ----------          ----------

Distribution, general and administrative:
Regulated                                         $1,574,808          $1,450,376
Non-regulated                                        386,268             413,693
                                                  ----------          ----------
                                                  $1,961,076          $1,864,069
                                                  ----------          ----------
                                                  ----------          ----------

Maintenance:
Regulated                                         $   94,581          $   97,242
Non-regulated                                         17,683              26,632
                                                  ----------          ----------
                                                  $  112,264          $  123,874
                                                  ----------          ----------
                                                  ----------          ----------

Depreciation and amortization:
Regulated                                         $  372,114          $  360,923
Non-regulated                                         66,142              87,558
                                                  ----------          ----------
                                                  $  438,256          $  448,481
                                                  ----------          ----------
                                                  ----------          ----------

Taxes other than income:
Regulated                                         $  126,132          $  121,108
Non-regulated                                         27,827              25,233
                                                  ----------          ----------
                                                  $  153,959          $  146,341
                                                  ----------          ----------
                                                  ----------          ----------

Income taxes (benefits):
Regulated                                          ($353,536)          ($340,680)
Non-regulated                                        (31,405)            (64,427)
                                                  ----------          ----------
                                                   ($384,941)          ($405,107)
                                                  ----------          ----------
                                                  ----------          ----------

                                      FORM 10-Q
                              ENERGY WEST INCORPORATED

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

The  following discussion reflects results of operations of the Company and its
consolidated  subsidiaries for the  periods  indicated.   The Company's
regulated utility operations primarily involve the distribution and sale of natural gas to the public in the Great Falls, Montana and Cody, Wyoming areas and the distribution of propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas. Since 1995, the Company's regulated utility operations have also included the distribution of natural gas through an underground system in West Yellowstone, Montana that is supplied by liquefied natural gas.

The Company conducts certain non-utility operations through its three wholly
owned  subsidiaries:    Energy West Propane, Inc. (EWP), (formerly known as
Rocky Mountain Fuels, Inc.), a retail and wholesale distributor of propane in Wyoming, Montana, Arizona, Colorado, South Dakota and Nebraska; Energy West Resources, Inc. which is involved in the marketing of natural gas in Montana and gas storage; Energy West Development, (formerly known as Montana Sun, Inc.), which owns two real estate properties in Great Falls, Montana, along with certain other investments.

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

At September 30, 1998, the Company had $19,000,000 in bank lines of credit, of which $4,728,000 had been borrowed under the credit agreement.

The Company used net cash in operating activities for the three months ended September 30, 1998 in the amount of $1,930,187 as compared to $1,396,481 for the three months ended September 30, 1997. This increase in cash used in operating activities of approximately $534,000 was primarily due to higher working capital requirements of approximately $707,000 partially offset by higher deferred income taxes of approximately $173,000. The higher working capital requirements of approximately $707,000 is primarily due to higher accounts receivable and recoverable cost of gas purchases partially offset by higher accounts payable and lower gas inventory and other assets and liabilities.

Cash used in investing activities was approximately $808,000 for the three months ended September 30, 1998, as compared to approximately $724,000 for the three months ended September 30, 1997, an increase of approximately $84,000 primarily due to lower proceeds in Contributions in Aid of Construction of approximately $117,000 partially offset by increases in proceeds from sale of property, plant and equipment of approximately $48,000.

Cash provided by financing activities was approximately $2,765,000 for the three months ended September 30, 1998, as compared to approximately $1,988,000 for the
three months ended September 30, 1997.   The increase in cash provided by
financing activities of approximately $777,000 resulted primarily from an increase in net proceeds from short-term debt of approximately $8,505,000 partially offset by an increase in proceeds from the sale of common stock of approximately $160,000 and a decrease in the net proceeds from a long-term debt issue of approximately $$7,564,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3.0 million in fiscal 1998 and approximately $3.2 million for fiscal 1997. During fiscal 1998, approximately $1.5 million was expended for the construction and maintenance of the natural gas systems in Great Falls, Cascade and West Yellowstone, Montana and Cody, Wyoming and approximately $1.1 million was expended for operations and maintenance and gas system expansion projects for new subdivisions in the Broken Bow division's service area in Arizona. In addition, approximately $520,000 was expended for additions to the propane operations of the Company in Wyoming, Montana and Arizona. Capital expenditures are expected to be approximately $3.2 million in fiscal 1999, including approximately $1.2 million for continued expansion for the Broken Bow division, with approximately $1.4 million for maintenance and other special system expansion projects in the Great Falls, West Yellowstone and Cody divisions and the balance of approximately $600,000 for the Company's propane operations in the three states it serves. As of September 30, 1998, approximately $859,000 of that amount had been expended.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF FIRST QUARTER OF FISCAL 1999 ENDED SEPTEMBER 30, 1998 AND FISCAL 1998 ENDED SEPTEMBER 30, 1997

The Company's net loss for the first quarter ended September 30, 1998 was ($684,651) compared to ($680,799) for the quarter ended September 30, 1997.

Margins decreased from approximately $1,840,000 in fiscal 1998 to $1,773,000 in fiscal 1999 or $67,000 primarily due to reduced sales in Petrogas of Wyoming, as a result of the sale of four retail propane districts in Wyoming; distribution, general and administrative expenses increased from approximately $1,864,000 in fiscal 1998 to $1,961,000 in fiscal 1999 or $97,000 primarily due to inflationary trends, additional staff added for the safety operations of the Company, additional expenses in Energy West Resources, the marketing subsidiary, because of the growth in marketing activity as well as timing of audit fees and other expenses booked this quarter and not booked in the same quarter last year. This was partially offset by increased other income of approximately $111,000 primarily due to mark-to-market accounting for derivatives held by the Company and decreased interest charges of approximately $54,000, due to lower short-term borrowing.

UTILITY OPERATIONS -

Utility operating revenues in the first three months of fiscal 1999 were approximately $3,124,000 compared to approximately $3,113,000 for the first
three months of fiscal 1998.   Operating loss increased approximately 17% or
$107,000 from fiscal 1998 and was approximately ($721,000) for the first three months of fiscal 1999 compared to operating loss of approximately ($613,000) for the first three months of fiscal 1998. This increase in operating loss was primarily from higher utility operating expenses of approximately $135,000 due to more payroll, payroll taxes and other expenses from inflationary trends and timing of audit and other expenses booked this quarter, offset partially by higher margins of approximately $27,000. Gross Margin, which is defined as operating revenues less gas purchased, was approximately $1,447,000 for the first three months of fiscal 1999 compared to gross margin of approximately $1,420,000 for the first three months of fiscal 1998.

OPERATING EXPENSES -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $2,167,000 for the first three months of fiscal 1999 as compared to $2,033,000 for the same period in fiscal 1998. The 7% increase in the period was generally due to inflationary trends as well as additional staff for safety operations and timing of audit and other expenses booked this quarter.

INTEREST CHARGES -

Interest charges allocable to the Company's utility divisions were approximately $306,000 for the first quarter of fiscal 1999, as compared to $359,000 in the comparable period in fiscal 1998. Long-term debt interest increased due to an $8,000,000 debt issuance on August 15, 1997, which was used to pay down short-term debt, however overall interest charges decreased primarily due to lower short-term borrowing.

INCOME TAXES -

State and federal income tax benefits of the Company's utility divisions were approximately ($354,000) for the first quarter of fiscal 1999 as compared to approximately ($341,000), due to a higher pre-tax loss of the utility divisions.

NON-REGULATED OPERATIONS -

Non-regulated operating revenues for the first quarter ended September 30, 1998 were approximately $5,937,000 compared to $2,111,000 for the first quarter of fiscal 1998. Non-regulated operating revenues for fiscal 1999 consisted of $864,000 for EWP, $5,049,000 for Energy West Resources, Inc. and $24,000 for Energy West Development, Inc. Operating loss, which is defined as operating revenues less gas purchased, distribution, general, administrative, maintenance, depreciation, amortization and taxes other than income, increased approximately 33% or $42,000 from fiscal 1998 and was approximately ($172,000) for the first quarter of fiscal 1999 compared to an operating loss of approximately ($130,000) for the first quarter of fiscal 1998. Operating loss for EWP was approximately ($82,000) for the first quarter of fiscal 1999, compared to approximately ($115,000) in the first quarter of fiscal 1998, a decrease in loss of approximately $33,000 primarily due to decreases in operating expenses in Petrogas of Wyoming and Arizona, however Energy West Resources, Inc.'s operating loss of approximately ($102,000) compared to operating loss in fiscal 1998 of approximately ($29,000), increased the operating loss in non-regulated operations. The reason for Energy West Resources, Inc.'s increase in operating loss is primarily due to lower gas marketing margins because of increased natural gas prices for purchases and higher general and administrative costs due to staff expansion and training required to serve the growth in marketing activity.

ENERGY WEST PROPANE, INC. -

For the three months ended September 30, 1998, EWP generated a net loss of approximately ($43,000) compared to a net loss of approximately( $98,000) for the three months ended September 30, 1997. Approximately ($13,000) of EWP's net loss for the first quarter of fiscal 1999 was attributable to the Petrogas of Wyoming division, approximately ($28,000) to Rocky Mountain Fuels Wholesale, approximately ($18,000) net loss attributable to Missouri River Propane in Montana, offset partially by approximately $16,000 net income in the Petrogas division in Arizona. EWP's gross margins of approximately $237,000, for the three months ended September 30, 1998 were down 25% or$78,000 from $315,000 for the three months ended September 30, 1997 however operating expenses decreased 28% from approximately $398,000 for the first quarter one year ago to approximately $285,000 and other income increased approximately $37,000 because of miscellaneous services rendered, thereby reducing the loss before income taxes to approximately ($63,000) from approximately ($150,000), the same quarter one year ago, primarily due to Petrogas of Wyoming as a result of the sale of four retail propane districts in Wyoming after the first quarter of fiscal 1998. Margins in the Petrogas division in Arizona increased this quarter from approximately $76,000 to $86,000 and in Missouri River Propane from approximately $11,000 to $15,000 due to customer growth. EWP experienced lower short-term interest costs due to lower short-term borrowing. State and federal income tax benefits decreased to approximately ($20,000) for this quarter from ($52,000) last year, due to the lower pre-tax loss of EWP

ENERGY WEST RESOURCES, INC.  -

For the three months ended September 30, 1998, Energy West Resources, Inc.'s net loss was approximately ($22,000) compared to a net loss of approximately ($19,000) for the three months ended September 30, 1997, primarily due to higher general and administrative expenses than in the same period last year, due to staff expansion and training required to serve the growth in marketing activity. Gas trading margins decreased approximately $17,000, or 21%due to increased natural gas prices in Canada and Montana. Energy West Resources, Inc. recorded a mark-to-market gain of $82,000 in other income during the quarter ended September 30, 1998. State and federal income tax benefits increased this quarter to approximately ($13,000) from approximately ($10,000) the same quarter one year ago, due to a higher pre-tax loss of Energy West Resources, Inc. this quarter as compared to pre-tax income the same quarter one year ago.

ENERGY WEST DEVELOPMENT,  INC. -

For the three months ended September 30, 1998, Energy West Development, Inc.'s net income was approximately $3,000 compared to $4,000 for the three months ended September 30, 1997, primarily due to higher administrative and maintenance expenses required on property owned by Energy West Development, Inc.

Item 3 - THE QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company protects itself against price fluctuations on natural gas by limiting the aggregate level of net open positions which are exposed to market price changes through the use of natural gas derivative instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. Financial instruments generally are not held for speculative trading purposes. The quantitative information related to derivative transactions is contained in footnote number five to the consolidated financial statements.

Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties of their contractual obligations under the various instruments with the Company. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. The Company seeks to mitigate credit risk by evaluating the financial strength of potential counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time. To date, no such default has had a material adverse effect on the Company.

                                     FORM 10-Q

                            PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company contracts for liability insurance through a primary insurance carrier in the amount of $1,000,000 and an excess carrier, in the amount of $30,000,000 in
order to indemnify itself from such claims.   The company has been charged with
responsibility for certain actions, which have been litigated or are in the process of litigation. In its judgement, there are no legal proceedings, which could result in a material adverse effect on the Company's results of operations, financial position or liquidity. Significant legal proceedings, most of which are covered under its liability insurance policies, are described below.

On February 6, 1998 a judgment was entered against the Company in the Federal District Court for Wyoming in favor of Randy and Melissa Hynes. The Company was found to be 55% negligent resulting in a liability of approximately $2,900,000 for which the Company is indemnified under the policies described above. The action arose out of a natural gas explosion involving a four-plex apartment building in Cody, Wyoming. The Company has appealed the judgement to the United States Court of Appeals for the Tenth Circuit.

Five other plaintiffs in the Wyoming State District Court filed a similar lawsuit arising out of the same explosion as that in the "Hynes" case. The Company is indemnified for the defense of this claim and any judgment that might be entered against it therein under its liability insurance policies. Trial on one of these claims is scheduled for April 13, 1999.

A settlement was made in an action brought by Colten and Julie White and their three children in Superior Court in Gila County, Arizona. That action arose out of an explosion that occurred on May 3, 1994. The settlement resolves all claims arising out of the explosion and is fully covered by the Company's insurance policies.

On September 4, 1998, the Company received correspondence from the Department of Justice that a claim was being considered by the United States of America (U.S.) against the Company. The correspondence indicated that a complaint has been prepared by Jack Grynberg, acting as Relator on behalf of the U.S., alleging that the Company had utilized improper measurement procedures in the measurement of gas which was produced by wells owned by it, by its subsidiaries, or from which the Company may have acted as operator. The alleged improper measurement procedure purportedly understated the amount of royalty revenue that would have been paid to the U.S.. The complaint is substantially identical to complaints that have been prepared against seventy-seven other parties. The Company is alleged to have been responsible for the measurement of over 150 wells during a five-year period. The Company has investigated this allegation and, believes it had measurement responsibility for approximately four wells. The quantity of production from those wells is small enough that the Company does not expect its potential liability to be material from any adverse decision in any action actually pursued by the U.S. or Mr. Grynberg. Furthermore, the Company believes that the allegations made by Mr. Grynberg are not sustainable. The Company's insurance providers have given a preliminary indication that the action would not be indemnified under the Company's insurance policies. The Company intends to vigorously contest the claims made in the Complaint, if it is, in fact filed.

                                      FORM 10-Q

Item 2.   Changes in Securities  - Not Applicable

Item 3.   Defaults upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders -  Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits (See Exhibit Index on Page E-1)
          B. No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 /s/Larry D. Geske
-------------------------------
Larry D. Geske, President and
Chief Executive Officer


Dated November 13, 1998

/s/  Edward J. Bernica
-------------------------------------
Edward J. Bernica, Vice-President and
Chief Financial Officer