Form 10-Q/A
period 1998-09-30
ENERGY WEST INC
filed 1999-01-21
CIK 43350

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

CLASS OUTSTANDING AT  SEPTEMBER 30, 1998
----------------------------------------
(COMMON STOCK, $.15 PAR VALUE) 2,406,785
----------------------------------------

                           ENERGY WEST INCORPORATED
                             INDEX TO FORM 10-QA

                                                                          PAGE NO.
                                                                          --------
Part I - Financial Information

  Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 1998 and June 30, 1998                                1

           Condensed Consolidated Statements of Income -
           three months ended September 30, 1998 and 1997                      2

           Condensed Consolidated Statements of cash flows
           three months ended September 30, 1998 and 1997                      3

           Notes to Condensed Consolidated Financial Statements              4-6

  Item 2 - Management's discussion and analysis of
           financial condition and results of operations                    7-12

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk         13

Part II   Other Information

  Item 1 - Legal Proceedings                                                  14

  Item 2 - Changes in Securities                                              15

  Item 3 - Defaults upon Senior Securities                                    15

  Item 4 - Submission of Matters to a Vote of Security Holders                15

  Item 5 - Other Information                                                  15

  Item 6 - Reports on Form 8-k                                                15

  Signatures

Item 1.  Financial Statements

                                     FORM 10QA
                              ENERGY WEST INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                                                     September 30    June 30
                                                         1998          1998
                                                     -----------   -----------
  Current Assets:
   Cash                                                  $84,813       $58,006
   Accounts Receivable (net)                           5,599,163     4,504,235
   Natural Gas and Propane Inventory                   4,766,120     4,669,933
   Materials and Supplies                                451,766       556,077
   Prepayments and other                                 477,287       147,091
   Refundable Income Tax Payments                        747,793       464,155
   Recoverable Cost of Gas Purchases                   2,576,087     1,926,749
   Deferred income taxes - current                       183,875             -
                                                     -----------   -----------
      Total Current Assets                            14,886,903    12,326,246
                                                     -----------   -----------
  Investments                                              3,365         3,365
  Notes Receivable Due After One Year                    202,159       192,192
  Property, Plant and Equipment-Net                   28,039,561    27,571,904
  Deferred Charges                                     3,664,650     3,241,178
                                                     -----------   -----------
  Total Assets                                       $46,796,637   $43,334,885
                                                     -----------   -----------
                                                     -----------   -----------

                            CAPITALIZATION AND LIABILITIES

  Capitalization and liabilities:
  Current Liabilities:
   Note payable to bank                               $4,728,000    $1,442,982
   Long-term debt due within one year                    426,523       413,032
   Accounts Payable - Gas Purchases                    2,618,616     2,029,703
   Other Current and Accrued Liabilities               3,001,177     2,859,116
                                                     -----------   -----------
      Total Current Liabilities                       10,774,317     6,744,833
                                                     -----------   -----------
  Deferred Credits                                     7,129,959     6,500,730
  Long-term obligations                               17,015,723    17,278,033

  Stockholders' Equity
   Preferred Stock                                            $0            $0
   Common Stock (2,406,785 and
   2,403,190 shares were outstanding at September
   30, 1998 and June 30, 1998 respectively)              360,990       360,481
   Capital in Excess of Par Value                      3,316,768     3,286,228
   Retained Earnings                                   8,198,880     9,164,580
                                                     -----------   -----------
   Total Stockholder's Equity                         11,876,638    12,811,289
                                                     -----------   -----------
   Total Capitalization and Liabilities              $46,796,637   $43,334,885
                                                     -----------   -----------
                                                     -----------   -----------

   The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10QA
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                          and Year-To-Date
                                                            September 30
                                                         1998          1997
                                                      ------------------------
  Operating revenue:
   Regulated utilities                                $3,123,973    $3,113,286
   Nonregulated operations                               888,595     1,153,640
   Gas trading                                         5,048,640       957,589
                                                      ------------------------
  Total Revenue                                        9,061,208     5,224,515
                                                      ------------------------
  Operating Expenses
   Gas Purchased                                       2,304,594     2,509,841
   Cost of gas trading                                 4,983,701       876,315
   Distribution, general and administrative            1,961,076     1,864,069
   Maintenance                                           112,264       123,874
   Depreciation and Amortization                         438,256       448,481
   Other Taxes                                           153,959       146,341
                                                      ------------------------
      Total Operating Expenses                         9,953,850     5,968,921
                                                      ------------------------

   Operating Loss                                       (892,642)     (744,406)
   Other Income - Net                                    200,075        89,223
                                                      ------------------------
   Loss before interest charges and
    income tax benefit                                  (692,567)     (655,183)
                                                      ------------------------
   Interest Charges:
    Long-Term Debt                                       311,869       250,038
    Other                                                 65,156       180,685
                                                      ------------------------
     Total Interest Charges                              377,025       430,723
                                                      ------------------------
   Loss before income tax benefit                     (1,069,592)   (1,085,906)
   Provision for Income tax benefit                     (384,941)     (405,107)
                                                      ------------------------
   Net Loss                                            ($684,651)    ($680,799)
                                                      ------------------------
                                                      ------------------------
   Basic and diluted loss per common share                ($0.28)       ($0.29)
                                                      ------------------------
                                                      ------------------------

   Dividends per common share                            $0.1150       $0.1100

   Basic Weighted Average Common Shares                2,403,268     2,368,601

   Diluted Weighted Average Common Shares              2,406,173     2,375,899

   The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10QA
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                  September 30
                                                               1998          1997
                                                            ------------------------
 Operating Activities:
   Net Loss                                                  ($684,651)    ($680,799)

  Adjustment to Reconcile Net Loss to Cash Flows:
   Depreciation and Amortization                               506,964       501,375
    (Gain) Loss from Gas Marketing Activities                   10,875             0
    (Gain) Loss on Sale of Property, Plant & Equipment         (21,147)      (10,234)
   Deferred Gain on Sale of Assets                              (5,907)       (5,907)
   Investment Tax Credit - Net                                  (5,266)       (5,266)
   Deferred Income Taxes - Net                                 300,047       126,574
   Change in Operating Assets and Liabilities
    Accounts Receivable                                     (1,094,928)      176,126
    Gas Inventory                                               41,055      (385,605)
    Accounts Payable                                           482,759        41,828
    Recoverable Cost of Gas Purchases                         (649,338)     (248,633)
    Prepaids                                                  (330,196)     (322,319)
    Other Assets and Liabilities                              (480,454)     (583,622)
                                                            ------------------------
   Net Cash Used In Operating Activities                    (1,930,187)   (1,396,482)

 Investing Activities:
   Construction Expenditures                                  (859,234)     (855,592)
   Proceeds from Sale of Property, Plant & Equipment            61,500        14,250
   Increase in Long-Term Notes Receivable                       (9,967)            0
   Proceeds from Contributions in Aid of Constructions               4       116,978
                                                            ------------------------
     Net Cash Used In Investing Activities                    (807,697)     (724,364)

 Financing Activities:
   Proceeds from Long-Term Debt                                      0     8,000,000
   Debt Issuance and Reacquisition Costs                             0      (335,724)
   Repayment of Long-Term Debt                                (255,000)     (355,000)
   Proceeds from Notes Payable                               8,415,001     7,760,000
   Repayment of Short-Term Borrowings                       (5,130,000)  (12,980,000)
   Proceeds from Sale of Common Stock                                0       160,396
   Dividends on Common Stock                                  (265,310)     (261,553)
                                                            ------------------------
    Net Cash Provided by (Used In) Financing Activities      2,764,691     1,988,119
                                                            ------------------------
    Net Increase (Decrease) in Cash and Cash Equivalents        26,807      (132,727)

      Cash and Cash Equivalents at Beginning of Year            58,006       148,665
                                                            ------------------------
      Cash and Cash Equivalents at End of Period               $84,813       $15,938
                                                            ------------------------
                                                            ------------------------

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

     Fiscal             Volume         Effective   Termination Date     Contract        Contract       Market        Fair
     Year               (MMBTU)           Date                             Price        Value at       Price        Value of
                                                                                         Sep 30          at        Remaining
                                                                                                       Sep 30     Contract at
                                                                                                                     Sep 30
     1998
    -----------------------------------------------------------------------------------------------------------------------------
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

      Fiscal Year            Volume          Effective      Termination         Contract           Market         Mark-to-
                             (MMBTU)            Date            Date              Price           Price at         Market
                                                                                                   Sep 30           Gain
      1998
     ----------------------------------------------------------------------------------------------------------------------
      Derivative #1         5,000/day         11/1/99        10/31/2000            $.62             $.575          $82,125

Note 4 - Income Taxes

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense (benefit) at statutory rates - 34%...................... ($361,871)
State income taxes (benefit), net of federal income taxes...........   (27,239)
Amortization of deferred investment tax credits.....................    (5,266)
Other...............................................................     9,435
                                                                     ---------
Total income taxes (benefits).......................................  $384,941
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

Note 6 - Operating Revenues and Expenses,

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:

                                                        Three Months Ended
                                                           September 30
                                                  ------------------------------
                                                     1998                1997
                                                  ----------          ----------
Operating Revenues:
  Regulated utilities                             $3,123,973          $3,113,286
Non-regulated operations                             888,595           1,153,640
Gas trading                                        5,048,640             957,589
                                                  ----------          ----------
                                                  $9,061,208          $5,224,515
                                                  ----------          ----------
                                                  ----------          ----------
Operating Expenses:
  Gas Purchased:
Regulated                                         $1,676,879          $1,695,157
Non-regulated                                        627,715             814,684
Cost of gas trading                                4,983,701             876,315
                                                  ----------          ----------
                                                  $7,288,295          $3,386,156
                                                  ----------          ----------
                                                  ----------          ----------
Distribution, general and administrative:
Regulated                                         $1,574,808          $1,450,376
Non-regulated                                        386,268             413,693
                                                  ----------          ----------
                                                  $1,961,076          $1,864,069
                                                  ----------          ----------
                                                  ----------          ----------
Maintenance:
Regulated                                            $94,581             $97,242
Non-regulated                                         17,683              26,632
                                                  ----------          ----------
                                                    $112,264            $123,874
                                                  ----------          ----------
                                                  ----------          ----------
Depreciation and amortization:
Regulated                                           $372,114            $360,923
Non-regulated                                         66,142              87,558
                                                  ----------          ----------
                                                    $438,256            $448,481
                                                  ----------          ----------
                                                  ----------          ----------
Taxes other than income:
Regulated                                           $126,132            $121,108
Non-regulated                                         27,827              25,233
                                                  ----------          ----------
                                                    $153,959            $146,341
                                                  ----------          ----------
                                                  ----------          ----------
Income taxes (benefits):
Regulated                                         ( $353,536)          ($340,680)
Non-regulated                                        (31,405)            (64,427)
                                                  ----------          ----------
                                                   ($384,941)          ($405,107)
                                                  ----------          ----------
                                                  ----------          ----------

                                  FORM 10-QA

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

Energy West Propane, Inc. -

For the three months ended September 30, 1998, EWP generated a net loss of approximately ($43,000) compared to a net loss of approximately( $98,000) for the three months ended September 30, 1997. Approximately ($13,000) of EWP's net loss for the first quarter of fiscal 1999 was attributable to the Petrogas of Wyoming division, approximately ($28,000) to Rocky Mountain Fuels Wholesale, approximately ($18,000) net loss attributable to Missouri River Propane in Montana, offset partially by approximately $16,000 net income in the Petrogas division in Arizona. EWP's gross margins of approximately $237,000, for the three months ended September 30, 1998 were down 25% or $78,000 from $315,000 for the three months ended September 30, 1997 however operating expenses decreased 28% from approximately $398,000 for the first quarter one year ago to approximately $285,000 and other income increased approximately $37,000 because of miscellaneous services rendered, thereby reducing the loss before income taxes to approximately ($63,000) from approximately ($150,000), the same quarter one year ago, primarily due to Petrogas of Wyoming as a result of the sale of four retail propane districts in Wyoming after the first quarter of fiscal 1998. Margins in the Petrogas division in Arizona increased this quarter from approximately $76,000 to $86,000 and in Missouri River Propane from approximately $11,000 to $15,000 due to customer growth. EWP experienced lower short-term interest costs due to lower short-term borrowing. State and federal income tax benefits decreased to approximately ($20,000) for this quarter from ($52,000) last year, due to the lower pre-tax loss of EWP

Energy West Resources, Inc.  -

For the three months ended September 30, 1998, Energy West Resources, Inc.'s net loss was approximately ($22,000) compared to a net loss of approximately ($19,000) for the three months ended September 30, 1997, primarily due to higher general and administrative expenses than in the same period last year, due to staff expansion and training required to serve the growth in marketing activity. Gas trading margins decreased approximately $17,000, or 21% due to increased natural gas prices in Canada and Montana. Energy West Resources, Inc. recorded a mark-to-market gain of $82,000 in other income during the quarter ended September 30, 1998. State and federal income tax benefits increased this quarter to approximately ($13,000) from approximately ($10,000) the same quarter one year ago, due to a higher pre-tax loss of Energy West Resources, Inc. this quarter as compared to pre-tax income the same quarter one year ago.

Energy West Development,  Inc. -

For the three months ended September 30, 1998, Energy West Development, Inc.'s net income was approximately $3,000 compared to $4,000 for the three months ended September 30, 1997, primarily due to higher administrative and maintenance expenses required on property owned by Energy West Development, Inc.

SAFE HARBOR FOR FORWARD LOOKING STATEMENT

The company is including the following cautionary statement in this Form 10-QA to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates", "estimates", "expects", "intends", "plans", "predicts", and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

YEAR 2000

The Year 2000 issue relates to the ability of systems, including hardware, software and embedded microprocessors, to properly interpret date information
relating to the year 2000 and beyond.   Any of the Company's computer systems
and embedded microprocessors that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure of miscalculations causing disruptions of operations, including inability to process transactions, send billing statements to customers, or similar normal business activities.

The Company has formed a Year 2000 committee consisting of management, information technology and operations personnel to address its Year 2000 compliance issues. This committee meets weekly and is charged with the task of managing the Year 2000 compliance effort.

The Company has completed an assessment of its exposure to Year 2000 issues. This assessment indicated that most of the Company's computers systems are compliant or can be made compliant with minimal costs, with the exception of one of its billing systems. However, the Company anticipates the one non-compliant billing system will be compliant by July 1999. In addition, the company is in the process of preparing a request for a proposal to replace all of its billing systems, in order to accommodate additional billing requirements for business reasons related to deregulation of the energy industry and from establishing an energy marketing company. The Company plans to have a new billing solution in place by December 1999, with expected costs ranging between $250,000 and $500,000.

The Company expects, that with conversions to new software and modifications to existing software, the Year 2000 issue will not pose significant internal computer systems problems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company, specifically related to billing its customers.

An inventory has been completed for all operational systems with potential embedded microprocessors. Although a detailed inventory and assessment for all specific components of those operational systems has not been completed. However, of the work completed, to date, there has been no Year 2000 non-compliance issues identified, which could have a material effect on the Company's operations. It is expected that the assessment and testing of embedded systems will be completed by July 1999

The Company has initiated formal communications with all of its significant suppliers, gas pipeline transmission companies and large customers, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimates to complete, include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined that it has no exposure contingencies related to the Year 2000 Issue for the products it has sold.

Total costs incurred to date, to address the Year 2000 issue, have been approximately $40,000. Although it is not currently possible to estimate the total costs for any required modifications, it is not expected to exceed $150,000, and therefore would not have a material impact on the Company's current financial position, liquidity or results of operations.

The Company's billing systems are targeted to be compliant by July 1999. Therefore even if a new billing system is not installed by December 1999 the Company will be able to render bills to its customers. The Company has not begun development of contingency plans specific to the Year 2000 issue. However the Company has in place, as part of its normal safety plans, emergency plans which address system outages. It is expected that these emergency plans will be the basis for the Year 2000 contingency plans. The Company plans to have its contingency plans related to the Year 2000 to be completed by September 1999.

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

                                  FORM 10-QA

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

                                  FORM 10-QA

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


 /s/ Larry D. Geske
--------------------------------------
Larry D. Geske, President and
Chief Executive Officer


Dated January 20, 1999

 /s/ Edward J. Bernica
--------------------------------------
Edward J. Bernica, Vice-President and
Chief Financial Officer