Form 10-Q
period 1998-12-31
ENERGY WEST INC
filed 1999-02-16
CIK 43350

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

CLASS OUTSTANDING AT  DECEMBER 31, 1998
---------------------------------------
(COMMON STOCK, $.15 PAR VALUE) 2,421,077
----------------------------------------

                          ENERGY WEST INCORPORATED
                             INDEX TO FORM 10-Q

                                                                        PAGE NO.
PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  DECEMBER 31, 1998 AND JUNE 30, 1998                      1

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME -
                  THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31,
                  1998 AND 1997                                            2

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                  SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997              3

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS    4-7

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8-15

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                              16

PART II  OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                        17

         ITEM 2 - CHANGES IN SECURITIES                                    18

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                          18

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      18

         ITEM 5 - OTHER INFORMATION                                        18

         ITEM 6 - REPORTS ON FORM 8-K                                      18

         SIGNATURES


I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS


                                                                     December 31                     June 30
                                                                            1998                        1998
                                                              -------------------         -------------------
Current Assets:
  Cash                                                                  $223,700                     $58,006
  Accounts Receivable (net)                                            7,663,567                   4,504,235
  Natural Gas and Propane Inventory                                    4,032,879                   4,669,933
  Materials and Supplies                                                 458,473                     556,077
  Prepayments and other                                                  340,814                     147,091
  Refundable Income Tax Payments                                         631,632                     464,155
  Recoverable Cost of Gas Purchases                                    2,225,334                   1,926,749
  Deferred income taxes - current                                        183,875                           -
                                                              -------------------         -------------------

               Total Current Assets                                   15,760,274                  12,326,246
                                                              -------------------         -------------------

Investments                                                                    0                       3,365

Notes Receivable Due After One Year                                      197,187                     192,192

Property, Plant and Equipment-Net                                     28,454,312                  27,571,904

Deferred Charges                                                       4,346,217                   3,241,178
                                                              -------------------         -------------------

Total Assets                                                         $48,757,990                 $43,334,885
                                                              -------------------         -------------------
                                                              -------------------         -------------------


                         CAPITALIZATION AND LIABILITIES


Current Liabilities:
  Note payable to bank                                                $5,809,982                  $1,442,982
  Long-term debt due within one year                                     426,523                     413,032
  Accounts Payable - Gas Purchases                                     2,727,821                   2,029,703
  Other Current and Accrued Liabilities                                3,200,872                   2,859,116
                                                              -------------------         -------------------

               Total Current Liabilities                              12,165,198                   6,744,833
                                                              -------------------         -------------------

Deferred Credits                                                       7,205,908                   6,500,730

  Long-term Debt (less amounts due within one year)                   17,015,723                  17,278,033


  Stockholders' Equity
    Preferred Stock                                                            0                           0
    Common Stock (2,421,077 shares and
    2,403,190 shares were outstanding at December
    31, 1998 and June 30, 1998 respectively)                             360,990                     360,481
    Capital in Excess of Par Value                                     3,316,768                   3,286,228
    Retained Earnings                                                  8,693,403                   9,164,580
                                                              -------------------         -------------------

         Total Stockholder's Equity                                   12,371,161                  12,811,289
                                                              -------------------         -------------------


Total Capitalization and Liabilities                                 $48,757,990                 $43,334,885
                                                              -------------------         -------------------
                                                              -------------------         -------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                      Three Months Ended                    Six Months Ended
                                                                          December 31                         December 31
                                                                   1998                1997              1998              1997
                                                          ----------------------------------------------------------------------
Operating revenue:
  Regulated utilities                                        $9,051,559          $8,927,312       $12,175,532       $12,040,598
  Nonregulated operations                                     2,148,962           2,722,558         3,037,557         3,876,198
  Gas trading                                                 5,914,851           2,991,710        10,963,491         3,949,299
                                                          ----------------------------------------------------------------------
Total Revenue                                                17,115,372          14,641,580        26,176,580        19,866,095
                                                          ----------------------------------------------------------------------
Operating Expenses
  Gas purchased                                               7,247,773           7,578,800         9,552,367        10,088,641
  Cost of gas trading                                         5,883,519           2,778,291        10,867,220         3,654,606
  Distribution, general and administrative                    1,921,794           1,922,455         3,882,870         3,786,524
  Maintenance                                                   125,230             118,119           237,494           241,993
  Depreciation and amortization                                 439,016             452,359           877,272           900,840
  Taxes other than Income                                       183,210             176,371           337,169           322,712
                                                          ----------------------------------------------------------------------

               Total Operating Expenses                      15,800,542          13,026,395        25,754,392        18,995,316
                                                          ----------------------------------------------------------------------

Operating Income                                              1,314,830           1,615,185           422,188           870,779
Other Income - Net                                              296,674             119,771           496,749           208,994
                                                          ----------------------------------------------------------------------

Income Before Interest Charges & IncomeTaxes                 1,611,504           1,734,956           918,937         1,079,773
                                                          ----------------------------------------------------------------------

Interest Charges:
  Long-Term Debt                                                315,931             319,007           627,800           569,045
  Other                                                         107,337             137,032           172,493           317,717
                                                          ----------------------------------------------------------------------

        Total Interest Charges                                  423,268             456,039           800,293           886,762
                                                          ----------------------------------------------------------------------

Net Income Before Income Taxes                                1,188,236           1,278,917           118,644           193,011
Income Taxes                                                    437,102             463,111            52,161            58,004
                                                          ----------------------------------------------------------------------

Net Income                                                     $751,134            $815,806           $66,483          $135,007
                                                          ----------------------------------------------------------------------
                                                          ----------------------------------------------------------------------

Basic Earnings and diluted income per common share                $0.31               $0.35             $0.03             $0.06
                                                          ----------------------------------------------------------------------

Dividends per common share                                      $0.1150             $0.1050           $0.2300           $0.2200
                                                          ----------------------------------------------------------------------

Basic Weighted Average Shares                                 2,420,611           2,363,917         2,411,940         2,364,410

Diluted Weighted Average Shares                               2,423,516           2,367,101         2,414,845         2,367,594


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 Condensed Consolidated Statements of Cash Flows

                                                                                       Six Months Ended
                                                                                          December 31
                                                                                   1998                 1997
                                                                          -----------------------------------
Operating Activities:
         Net Income                                                             $66,483             $135,007

     Adjustments to Reconcile Net Income to Cash Flow
       Depreciation and Amortization                                          1,049,460            1,013,704
       Unrealized Gain on Gas Marketing Activities                             (145,514)                   0
       Gain on Sale of Property, Plant & Equipment                              (34,452)                (710)
       Deferred Gain on Sale of Assets                                          (11,814)             (11,814)
       Investment Tax Credit                                                    (10,530)             (10,531)
       Deferred Income Taxes                                                    291,942              135,593
       Changes in Operating Assets and Liabilities                           (2,988,078)          (1,644,784)
                                                                          -----------------------------------

        Net Cash Provided by (Used In) Operating Activities                  (1,782,503)            (383,535)

Investing Activities:
       Construction Expenditures                                             (1,747,950)          (1,643,511)
       Collection of Long-Term Notes Receivable                                       0                2,537
       Proceeds from Contributions in Aid of Construction                        30,812              116,153
       Increase in Notes Receivable                                              (4,995)            (200,000)
       Proceeds from Sale of Property, Plant & Equipment                         80,250               15,200
                                                                          -----------------------------------
           Net Cash Provided by (Used In) Investing Activities               (1,641,883)          (1,709,621)

Financing Activities:
       Proceeds from Long-Term Debt                                                   0            8,000,000
       Debt Issuance and Reacquisition Costs                                          0             (457,503)
       Proceeds from Notes Payable                                           20,302,001           17,385,000
       Repayment of Long-Term Debt                                             (255,000)            (240,000)
       Repayment of Notes Payable                                           (15,935,000)         (22,335,000)
       Sale of Common Stock                                                           0              187,224
       Dividends paid                                                          (521,921)            (407,863)
                                                                          -----------------------------------

         Net Cash Provided by (Used In) Financing Activities                  3,590,080            2,131,858
                                                                          -----------------------------------

         Net Increase (Decrease) in Cash and Cash Equivalents                   165,694               38,702

                Cash and Cash Equivalents at Beginning of Year                   58,006              148,665
                                                                          -----------------------------------

                Cash and Cash Equivalents at End of Period                     $223,700             $187,367
                                                                          -----------------------------------
                                                                          -----------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               December 31, 1998

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1998.

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

Note 3 - Risk Management

Gas Hedging

For the period ended December 31, 1997, the Company was a party to one gas hedge agreement for a regulated operation made to minimize the Company's exposure, for gas purchases, to gas price fluctuations. For the period ended December 31, 1998, the Company is a party to three gas hedge agreements for nonregulated operations. Hedge's #1 and #2, for fiscal 1999, were entered into to convert AECO index priced gas purchase contracts to NYMEX based prices. Hedge #3 is being used to fix a margin for indexed priced sales contracts being supplied by fixed price purchased contracts.


   Fiscal             Volume (MMBTU)           Effective    Termination    Unrealized
   Year                                          Date          Date          Gain or
                                                                             (Loss)
                                                                           on Value of
                                                                            Remaining
                                                                           Contract at
                                                                             Dec 31
------------------------------------------------------------------------------------------
   1998 Hedge       Purchase of 5,000/day       11/1/97       3/31/98      ($15,750)

   1999 Hedge #1    Purchase of 50,000/month    11/1/98       3/31/99      ($84,700)

   1999 Hedge #2    Purchase of 10,000/day      11/1/98       3/31/99      $157,500

   1999 Hedge #3    Purchase and sale of        11/1/98       3/31/99      $254,200
                    5,000/day


Gas Trading Derivative

In July 1998, the Company signed a basis swap agreement between the NYMEX and AECO price indices. The contract period for the 5,000 MMBTU per day swap begins November 1, 1999 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. When the basis differential is less than $.62 per MMBTU, the Company is in a positive position. When the basis differential is greater than $.62 per MMBTU, the Company is in a negative position. When this swap is settled, if it is in a positive position the Company will receive a cash payment from the counterparty and if it is in a negative position the Company must make a cash payment to the counterparty. The Company has designated this basis swap as a trading commodity derivative. This derivative was closed on February 5, 1999 at a gain of approximately $365,000.


     Fiscal Year     Volume     Effective   Termination  Contract     Market      Mark-to-
                     (MMBTU)       Date         Date       Price      Price at      Market
                                                                      Dec 31        Gain
                                                                                  At Dec 31
   1998
---------------------------------------------------------------------------------------------
    Derivative #1   5,000/day    11/1/99    10/31/2000     $.62        $.45       $310,000


Note 4 - Income Taxes

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:


Tax expense (benefit) at statutory rates - 34% . . . . . . . . .    $42,316
State income taxes (benefit), net of federal income taxes. . . .      1,806
Amortization of deferred investment tax credits. . . . . . . . .    (10,531)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,570
                                                                    --------
Total income taxes (benefits). . . . . . . . . . . . . . . . . .    $52,161
                                                                    --------
                                                                    --------


Note 5 - Contingencies

Environmental Contingency

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission, in 1994, to the Montana department of Environmental Quality ("MDEQ"), formerly known as the Montana Department of Health and Environmental Science ("MDHES. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation plan acceptable to the MDEQ. The Company's environmental consultant filed a report, with a proposed plan of remediation, on June 11, 1997. The MDEQ has evaluated the report and responded to the Company on August 31, 1998 that it has identified additional data they require before taking further action.
The Company has submitted the additional data, and is awaiting the outcome of the review by MDEQ. The Company expects that, at a minimum it will be required to remove contaminated soils from the site. Therefore in the fall of 1998, The Company, under the direction of its environmental consultant, removed the contaminated soils to a qualified, off-site location.

At December 31, 1998, the costs incurred in evaluating and remediating this site have totaled approximately $1,321,000. On May 30, 1995, the Company received an order from the Montana Public Service commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 1998, that recovery mechanism had generated approximately $657,000. The Company expects to fully recover its costs through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ.

Legal Proceedings

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part II -Other information, Item 1., the adverse outcome of which individually or in the aggregate, in the Company's view, would have no material adverse effect on the Company's results of operations, financial position or liquidity.

Note 6 - Operating Revenues and Expenses,

Regulated utility and non-regulated non-utility operating revenues and expenses were as follows:


                                                                          Three Months Ended             Six Months Ended
                                                                             December 31                    December 31
                                                                             -----------                    -----------
                                                                        1998           1997           1998           1997
                                                                        ----           ----           ----           ----
Operating Revenues:
  Regulated Utilities                                                 $9,051,559     $8,927,312    $12,175,532    $12,040,598
Non-regulated operations                                               2,148,962      2,722,558      3,037,557      3,876,198
Gas trading                                                            5,914,851      2,991,710     10,963,491      3,949,299
                                                                     -----------    -----------    -----------    -----------
                                                                     $17,115,372    $14,641,580    $26,176,580    $19,866,095
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------

Operating Expenses:
  Gas Purchased:
Regulated                                                             $5,599,173     $5,596,671     $7,276,052     $7,289,809
Non-regulated                                                          1,648,600      1,984,148      2,276,315      2,798,832
Cost of gas trading                                                    5,883,519      2,778,291     10,867,220      3,654,606
                                                                     -----------    -----------    -----------    -----------
                                                                     $13,131,292    $10,359,110    $20,419,587    $13,743,247
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------

Distribution, general and administrative:
Regulated                                                             $1,549,890     $1,454,448     $3,124,698     $2,904,835
Non-regulated                                                            371,904        468,007        758,172        881,689
                                                                     -----------    -----------    -----------    -----------
                                                                      $1,921,794     $1,922,455     $3,882,870     $3,786,524
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------

Maintenance:
Regulated                                                               $105,763        $86,786       $200,344       $184,028
Non-regulated                                                             19,467         31,333         37,150         57,965
                                                                     -----------    -----------    -----------    -----------
                                                                        $125,230       $118,119       $237,494       $241,993
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------

Depreciation and amortization:
Regulated                                                               $372,354       $366,908       $744,468       $730,950
Non-regulated                                                             66,662         85,451        132,804        169,890
                                                                     -----------    -----------    -----------    -----------
                                                                        $439,016       $452,359       $877,272       $900,840
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------

Taxes other than income:
Regulated                                                               $162,033       $145,017       $288,165       $266,125
Non-regulated                                                             21,177         31,354         49,004         56,587
                                                                     -----------    -----------    -----------    -----------
                                                                        $183,210       $176,371       $337,169       $322,712
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------

Income taxes (benefits):
Regulated                                                               $349,205       $358,064        ($4,330)     $  13,385
Non-regulated                                                             87,897        105,046         56,491         44,619
                                                                     -----------    -----------    -----------    -----------
                                                                        $437,102       $463,110        $52,161        $58,004
                                                                     -----------    -----------    -----------    -----------
                                                                     -----------    -----------    -----------    -----------


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

The Company conducts certain non-utility operations through its three wholly owned subsidiaries: Energy West Propane, Inc. (EWP), (formerly known as Rocky Mountain Fuels, Inc.), a retail and wholesale distributor of propane in Wyoming, Montana, Arizona, Colorado, South Dakota and Nebraska; Energy West Resources, Inc. (EWR) which is involved in the marketing of natural gas in Montana and gas storage; Energy West Development , (formerly known as Montana Sun, Inc.), which owns two real estate properties in Great Falls, Montana, along with certain other investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating capital needs, as well as dividend payments and capital expenditures, are generally funded through cash flow from operating activities, short-term borrowing and liquidation of temporary cash investments. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term. As the short-term debt balance significantly exceeds working capital requirements the Company issues long-term debt or equity securities to pay down short-term debt.

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

At December 31, 1998, the Company had $19,000,000 in bank lines of credit, of which $5,810,000 had been borrowed under the credit agreement.

The Company used net cash in operating activities for the six months ended December 31, 1998 in the amount of approximately $1,783,000 as compared to approximately $384,000 for the six months ended December 31, 1997. The difference in cash used for operating activities of approximately $1,399,000 was primarily due to higher working capital requirements of approximately $1,343,000. The greater working capital requirement were from higher gas inventory of $800,000, lower accounts payable of $1,000,000, higher prepaid expenses of $350,000 and greater amounts expended for environmental clean-up of 800,000. These increases were offset by lower accounts receivable of $1,800,000.

Cash used in investing activities was approximately $1,642,000 for the six months ended December 31, 1998, as compared to approximately $1,710,000 for the six months ended December 31, 1997 a decrease of $68,000. The difference is due to lower amounts loaned to customers, as notes receivable, of about $195,000 and higher proceeds from the sale of property, plant and equipment of about $65,000. These were offset by higher construction expenditures of about $105,000 and lower proceeds from Contributions in Aid of Construction of $85,000.

Cash provided by financing activities was approximately $3,590,000 for the six months ended December 31, 1998, as compared to approximately $2,132,000
for the three months ended December 31, 1997.   The increase in cash provided
by financing activities of approximately $1,458,000 resulted primarily from an increase in net proceeds from short-term debt of about $9,317,000 partially offset by a decrease in proceeds from the sale of common stock of $187,000, a decrease in the net proceeds from a long-term debt issue of approximately $7,564,000 and higher dividends paid of about $114,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3.0 million in fiscal 1998 and approximately $3.2 million for fiscal 1997. During fiscal 1998, approximately $1.5 million was expended for the construction and maintenance of the natural gas systems in Great Falls, Cascade and West Yellowstone, Montana and Cody, Wyoming and approximately $1.1 million was expended for operations and maintenance and gas system expansion projects for new subdivisions in the Broken Bow division's service area in Arizona. In addition, approximately $520,000 was expended for additions to the propane operations of the Company in Wyoming, Montana and Arizona. Capital expenditures are expected to be approximately $3.2 million in fiscal 1999, including approximately $1.2 million for continued expansion for the Broken Bow division, with approximately $1.4 million for maintenance and other special system expansion projects in the Great Falls, West Yellowstone and Cody divisions and the balance of approximately $600,000 for the Company's propane operations in the three states it serves. As of December 31, 1998, approximately $1,748,000 of that amount had been expended.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF SECOND QUARTER OF FISCAL 1999 ENDED DECEMBER 31, 1998 AND FISCAL 1998 ENDED DECEMBER 31, 1997

The Company's net income for the second quarter of fiscal 1999, ended December 31, 1998 was $751,134 compared to $815,806 for the quarter of fiscal 1998, ended December 31, 1997.

Margins decreased from approximately $4,284,000 in fiscal 1998 to $3,984,000 in fiscal 1999 or $300,000 primarily due to reduced sales in Petrogas of Wyoming, as a result of the sale of four retail propane districts. Distribution, general and administrative expenses were approximately the same for the second quarter of both fiscal years. The margin decrease was offset by higher other income of $178,000 primarily due to mark-to-market accounting for derivatives held by the Company.

UTILITY OPERATIONS -

Utility operating revenues in the second quarter of fiscal 1999 were approximately $9,052,000 compared to approximately $8,927,000 for the second quarter of fiscal 1998. Gross margin, which is defined as operating revenues less gas purchased, was approximately $3,452,000 for the second quarter of fiscal 1999 compared to a gross margin of $3,331,000 for the second quarter of fiscal 1998 or an increase of 3.5%. This increased margin resulted primarily from rate increases in various utility divisions after the second quarter of fiscal 1998. Operating income was approximately the same in the second quarter of fiscal 1999, when compared with fiscal 1998.

Operating Expenses -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $2,190,000 for the second quarter of fiscal 1999 compared to $2,053,000 for the same period in fiscal 1998. This increase of $137,000 or 7% was generally due to inflationary trends and additional staff added for the safety operations of the Company.

Interest Charges -

Interest charges allocable to the Company's utility divisions was approximately $352,000 for the second quarter of fiscal 1999, as compared to $380,000 in the comparable period in fiscal 1998. This 7% reduction in interest expense, for the quarter was due to lower working capital requirements for utility operations.

Income Taxes -

State and federal income taxes of the Company's utility divisions were approximately $350,000 for the second quarter of fiscal 1999 which was approximately the same as the second quarter of fiscal 1998. This occurred because the pre-tax income was approximately the same for the second quarter of both fiscal years.

NON-REGULATED OPERATIONS -

Non-regulated operating revenues for the second quarter of fiscal 1999 were approximately $8,064,000 compared to approximately $5,714,000 for the second quarter of fiscal 1998. Non-regulated operating revenues through December 1998 consisted of $2,125,000 for EWP, $5,915,000 for EWR and $24,000 for
Energy West Development, Inc. Operating income, which is defined as operating revenues less gas purchased, distribution, general, administrative, maintenance, depreciation, amortization and taxes other than income, was approximately $52,000 for the second quarter of fiscal 1999. This compares to operating income of approximately $336,000 for the second quarter of fiscal 1998. Operating income for EWP was approximately $125,000 for the second quarter of fiscal 1999, compared to approximately $232,000 in the second quarter of fiscal 1998. The decrease in operating income of approximately $107,000 was primarily due to decreases in gross margin from warmer weather and slightly higher operating expenses in all propane divisions. EWR's operating loss of approximately ($69,000), for the second quarter of fiscal 1999 compared to an operating income for the same period in fiscal 1998 of approximately $71,000, increased the operating loss in non-regulated operations this fiscal year. The reason EWR had an operating loss for the second quarter of fiscal 1999, compared to operating income in fiscal 1998, is primarily due to lower gas marketing margins because of increased natural gas prices for purchases.

Energy West Propane, Inc. -

For the second quarter of fiscal 1999, EWP generated net income of approximately $61,000 compared to net income of approximately $131,000 for
the second quarter of fiscal 1998.   EWP's gross margin of approximately
$476,000, for the second quarter of fiscal 1999, was down about $238,000 from $714,000 for the second quarter of fiscal 1998. EWP's operating expenses decreased approximately $132,000 in the second quarter of fiscal 1999 as compared to the second quarter of last fiscal year. The lower gross margin and operating expenses is primarily due to Petrogas of Wyoming which sold four retail propane districts in Wyoming in February 1998. However, gross margins were further eroded by lower margin from EWP's wholesale and remaining retail operations primarily due to warmer weather in the second quarter of fiscal 1999 compared to the same quarter in fiscal 1998. Also each of EWP's operating units experienced higher operating expenses primarily due to inflationary increases. EWP experienced lower short-term interest costs due to lower short-term borrowing. State and federal income tax expense decreased by approximately $37,000 for this quarter compared to the same quarter last year, due to the lower pre-tax income.

Energy West Resources, Inc.  -

For the second quarter of fiscal 1999, EWR net income was approximately $85,000 compared to a net income of approximately $52,000 for the second
quarter of fiscal 1998.   Although margin decreased by about $183,000 for the
second quarter of fiscal 1999 compared to fiscal 1998, this was offset by a mark-to-market gain of $228,000, recorded as other income, in fiscal 1999. The decrease in margin was primarily due to increased natural gas prices. Operating expenses declined by $28,000 in the second quarter of fiscal 1999 compared to the same period in fiscal 1998. This reduction occurred because certain legal and consulting fees incurred in fiscal 1998 were one-time expenses related to EWR's intervention in a Montana Power Company electric open access case. State and federal income tax expense increased approximately $23,000 for the second quarter of fiscal 1999 compared to fiscal 1998 due to a higher pre-tax income of approximately $53,000 for the same time period.

Energy West Development,  Inc. -

For the second quarter of fiscal 1999, Energy West Development, Inc.'s net income was $0 compared to approximately $3,000 for the second quarter of fiscal 1998.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1998 AND FISCAL 1998 ENDED DECEMBER 31, 1997

The Company's net income for the six months ended December 31, 1998 was $66,483 compared to $135,007 for the six months ended December 31, 1997.

Margins decreased from approximately $6,123,000 in fiscal 1998 to $5,757,000
in fiscal 1999 or $366,000.   This decrease occurred because of reduced sales
in Petrogas of Wyoming, which sold four retail propane districts in Wyoming, and from lower gas trading margins for EWR, the marketing subsidiary, due to higher purchase prices for natural gas. Distribution, general and administrative expenses increased from approximately $3,787,000 in fiscal 1998 to $3,883,000 in fiscal 1999 or $96,000 primarily due to inflationary trends, additional staff added for the safety operations of the Company and additional expenses in EWR because of growth in marketing activity. These were partially offset by increased other income of approximately $288,000 primarily due to mark-to-market accounting for derivatives, held by the Company, and decreased interest charges of approximately $87,000, due to lower short-term borrowing.

UTILITY OPERATIONS -

Utility operating revenues for the first six months of fiscal 1999 were approximately $12,176,000 compared to approximately $12,041,000 for the first
six months of fiscal 1998.   Gross margin, which is defined as operating
revenues less gas purchased, was approximately $4,899,000 for the first six months of fiscal 1999 compared to a gross margin of approximately $4,751,000 for the first six months of fiscal 1998. The increase in gross margin of $148,000 results primarily from rate increases in various utility divisions since last fiscal year. The weather for the Company's various utility divisions is about the same or somewhat warmer than last fiscal year. However, operating income decreased by $123,000 for the first six months of fiscal 1999 compared to fiscal 1998 due to higher operating expenses of $272,000.

Operating Expenses -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $4,358,000 for the first six months of fiscal 1999 as compared to $4,085,000 for the same period in fiscal 1998. The 7% increase in the period was generally due to inflationary trends and additional staff for safety operations.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $658,000 for the first six months of fiscal 1999, as compared to $740,000 for the comparable period in fiscal 1998. Long-term debt interest increased due to an $8,000,000 debt issuance on August 15, 1997, which was used to pay down short-term debt, however overall interest charges decreased primarily due to lower short-term borrowing.

Income Taxes -

State and federal income tax benefits of the Company's utility divisions were approximately ($4,000) for the first six months of fiscal 1999 compared to an income tax expense of approximately $13,000 for the same period in fiscal 1998. This was due to a pre-tax loss for the utility divisions for the first six months of fiscal 1999 compared to a pre-tax income for the first six months of fiscal 1998.

NON-REGULATED OPERATIONS -

Non-regulated operating revenues for the first six months of fiscal 1999 were approximately $14,000,000 compared to $7,825,000 for the first six months of fiscal 1998. Non-regulated operating revenues through December 1998 consisted of $2,940,000 for EWP, $10,963,000 for EWR and $49,000 for Energy West Development, Inc. Operating income, which is defined as operating revenues less gas purchased, distribution, general, administrative, maintenance, depreciation, amortization and taxes other than income, was a loss of approximately ($120,000) for the first six months of fiscal 1999. This compares to operating income of approximately $206,000 for the second quarter of fiscal 1998. Operating income for EWP was approximately $43,000 for the first six months of fiscal 1999, compared to approximately $117,000 in the first six months of fiscal 1998. The difference of $74,000 is primarily due to lower gross margin resulting from warmer weather in all propane divisions. EWR's operating loss of approximately ($182,000) compared to operating income in fiscal 1998 of approximately $42,000. The reason for EWR's increased operating loss is primarily due to lower gas marketing margins because of increased natural gas prices for purchases and higher general and administrative costs due to staff expansion and training required to serve the growth in marketing activity.

Energy West Propane, Inc. -

For the six months ended December 31, 1998, EWP generated net income of approximately $18,000 compared to net income of approximately $33,000 for the
six months ended December 31, 1997.   EWP's gross margins of approximately
$712,000, for the first six months of fiscal 1999 were down $317,000 from $1,029,000 for the first six months of fiscal 1998. However operating expenses decreased from approximately $912,000 for the first six months last fiscal year to approximately $670,000 for this fiscal year, an overall decrease of $242,000. Most of the changes in gross margin and operating expenses were the result of the sale of four retail propane districts in Wyoming in February 1998. Other income increased approximately $24,000 and interest expenses decreased by $31,000 for that same time period. The net income before income taxes through December 31, 1998 was $33,000 compared to $52,000 for the same time period last year. This resulted in slightly lower state and federal income tax expense in fiscal 1999 compared to fiscal 1998.

Energy West Resources, Inc.  -

For the first six months of fiscal 1999, EWR's net income was approximately $63,000 compared to net income of approximately $15,000 for the first six months of fiscal 1998. Although margin decreased by about $198,000 for the first six months of fiscal 1999 compared to fiscal 1998 this was offset by a mark-to-market gain of $310,000, recorded as other income, in fiscal 1999. The decrease in margin was primarily due to increased natural gas prices. Operating expenses increased by $25,000 for the first six months of fiscal 1999 compared to the same period in fiscal 1998, due to higher general and administrative expenses because of staff expansion and training required to
serve the growth in marketing activity.   State and federal income tax
expense increased approximately $21,000 for the first six months of fiscal 1999 compared to fiscal 1998 due to higher pre-tax income of approximately $67,000 for the same time period.

Energy West Development,  Inc. -

For the six months ended December 31, 1998, Energy West Development, Inc.'s net income was approximately $3,000 compared to $7,000 for the six months ended December 31, 1997.

SAFE HARBOR FOR FORWARD LOOKING STATEMENT

The company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates", "estimates", "expects", "intends", "plans", "predicts", and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

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

The Company has completed an assessment of its exposure to Year 2000 issues. This assessment indicated that most of the Company's computer systems are compliant or can be made compliant with minimal costs, with the exception of one of its billing systems. However, the Company anticipates the one non-compliant billing system will be compliant by July 1999. In addition, the company is in the process of preparing a request for a proposal to replace all of its billing systems, in order to accommodate additional billing requirements for business reasons related to deregulation of the energy industry and from establishing an energy marketing company. The Company plans to have a new billing solution in place by December 1999, with expected costs ranging between $250,000 and $500,000.

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

An inventory has been completed for all operational systems with potential embedded microprocessors. Although a detailed inventory and assessment for all specific components of those operational systems has not been completed. However, of the work completed, to date, no Year 2000 non-compliance issues have been identified, which could have a material effect on the Company's operations. It is expected that the assessment and testing of embedded systems will be completed by July 1999

The Company has initiated formal communications with all of its significant suppliers, gas pipeline transmission companies and large customers, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company's total Year 2000 project cost and estimates to complete, include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined that it has no exposure contingencies related to the Year 2000 Issue for the products it has sold.

Total costs incurred to date, to address the Year 2000 issue, have been approximately $40,000. Although it is not currently possible to estimate the total costs for any required modifications, it is not expected to exceed $150,000, and therefore would not have a material impact on the Company's current financial position, liquidity or results of operations.

The Company's billing systems are targeted to be compliant by July 1999. Therefore even if a new billing system is not installed by December 1999, the Company will be able to render bills to its customers. The Company has not begun development of contingency plans specific to the Year 2000 issue. However the Company has in place, as part of its normal safety plans, emergency plans which address system outages. It is expected that these emergency plans will be the basis for the Year 2000 contingency plans. The Company plans to have its contingency plans related to the Year 2000 to be completed by September 1999.

Item 3 - THE QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counterparty performance. In order to manage the various risks relating to these exposures, the Company utilizes natural gas derivatives and has established risk management oversight for these risks. The Company has implemented or is in the process of implementing procedures to manage such risk and has established a risk management committee, overseen by the Audit Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

The Company protects itself against price fluctuations on natural gas by limiting the aggregate level of net open positions which are exposed to market price changes through the use of natural gas derivative instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. The quantitative information related to derivative transactions is contained in footnote number three to the consolidated financial statements.

Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties of their contractual obligations under the various instruments with the Company. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. The Company seeks to mitigate credit risk by evaluating the financial strength of potential counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time. To date, no such default has occurred.

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

On February 6, 1998 a judgment was entered against the Company in the Federal District Court for Wyoming in favor of Randy and Melissa Hynes. The Company was found to be 55% responsible resulting in a liability of approximately $2,900,000 for which the Company is indemnified under the policies described above. The action arose out of a natural gas explosion involving a four-plex apartment building in Cody, Wyoming. The Company has appealed the judgement to the United States Court of Appeals for the Tenth Circuit.

Two lawsuits arising out of the same explosion as that in the "Hynes" case but involving other plaintiffs have recently settled. One lawsuit filed by the building owner is still pending. The Company is indemnified under its insurance policies for the defense of these claims, the settlement just discussed and believes it will be completely indemnified from any judgment on the remaining claim.

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

Item 3.   Defaults upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders -  Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits (See Exhibit Index on Page E-1)
          B. No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Larry D. Geske
-------------------------------------
Larry D. Geske, President and
Chief Executive Officer


Dated February 16, 1999

/s/  Edward J. Bernica
-------------------------------------
Edward J. Bernica, Vice-President and
Chief Financial Officer