Form 10-Q
period 1999-03-31
ENERGY WEST INC
filed 1999-05-17
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

CLASS OUTSTANDING AT  MARCH 31, 1999
(COMMON STOCK, $.15 PAR VALUE) 2,427,482

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                          Page No.
                                                                                          --------
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and June 30, 1998                                       1

                  Condensed Consolidated Statements of Income -
                  three months and nine months ended March 31, 1999 and 1998             2

                  Condensed Consolidated Statements of cash flows -
                  nine months ended March 31, 1999 and 1998                              3
                  Notes to Condensed Consolidated Financial Statements                  4-6

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations                         7-14
         Item 3 - Quantitative and Qualitative Disclosures about Market Risk             15

Part II   Other Information

         Item 1 - Legal Proceedings                                                      16
         Item 2 - Changes in Securities                                                  17
         Item 3 - Defaults upon Senior Securities                                        17

         Item 4 - Submission of Matters to a Vote of Security Holders                    17

         Item 5 - Other Information                                                      17
         Item 6 - Reports on Form 8-K                                                    17
         Signatures

I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements
                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                      ASSETS
                                                                                    March 31                           June 30
                                                                                        1999                              1998
                                                                            -----------------                  ----------------
     Current Assets:
       Cash                                                                         $157,193                           $58,006
       Accounts Receivable (net)                                                   7,898,505                         4,504,235
       Natural Gas and Propane Inventory                                           1,545,833                         4,669,933
       Materials and Supplies                                                        537,924                           556,077
       Prepayments and other                                                         178,410                           147,091
       Refundable Income Tax Payments                                                 96,025                           464,155
       Recoverable Cost of Gas Purchases                                           2,688,700                         1,926,749
       Deferred income taxes - current                                               183,875                                --
                                                                            -----------------                  ----------------

                 Total Current Assets                                             13,286,465                        12,326,246
                                                                            -----------------                  ----------------

     Investments                                                                           0                             3,365

     Notes Receivable Due After One Year                                             193,771                           192,192

     Property, Plant and Equipment-Net                                            28,806,234                        27,571,904

     Deferred Charges                                                              3,908,731                         3,241,178
                                                                            -----------------                  ----------------

     Total Assets                                                                $46,195,201                       $43,334,885
                                                                            -----------------                  ----------------
                                                                            -----------------                  ----------------

                                                                                   CAPITALIZATION AND LIABILITIES


     Current Liabilities:
       Note payable to bank                                                       $1,472,982                        $1,442,982
       Long-term debt due within one year                                            426,523                           413,032
       Accounts Payable                                                            3,193,414                         2,029,703
       Other Current and Accrued Liabilities                                       3,087,089                         2,859,116
                                                                            -----------------                  ----------------

                 Total Current Liabilities                                         8,180,007                         6,744,833
                                                                            -----------------                  ----------------

     Deferred Credits                                                              7,448,100                         6,500,730

       Long-term Debt (less amounts due within one year)                          17,015,723                        17,278,033


       Stockholders' Equity
         Preferred Stock                                                                   0                                 0
         Common Stock (2,427,482 shares and
         2,403,190 shares were outstanding at March
         31, 1999 and June 30, 1998 respectively)                                    363,955                           360,481
         Capital in Excess of Par Value                                            3,498,189                         3,286,228
         Retained Earnings                                                         9,689,227                         9,164,580
                                                                            -----------------                  ----------------

           Total  Stockholder's Equity                                            13,551,371                        12,811,289
                                                                            -----------------                  ----------------



     Total Capitalization and Liabilities                                        $46,195,201                       $43,334,885
                                                                            -----------------                  ----------------
                                                                            -----------------                  ----------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                      Three Months Ended                 Nine Months Ended
                                                                             March 31                         March 31
                                                                      1999              1998            1999            1998
                                                          -------------------------------------------------------------------
     Operating revenue:
       Regulated utilities                                     $10,186,783       $10,856,147     $22,362,315     $22,896,745
       Nonregulated operations                                   1,156,590         1,412,832       2,558,516       3,314,680
       Gas and electric trading                                  6,405,812         3,651,678      15,112,249       7,079,850
                                                          -------------------------------------------------------------------
     Total Revenue                                              17,749,185        15,920,657      40,033,080      33,291,275
                                                          -------------------------------------------------------------------
     Operating Expenses
       Gas purchased                                             6,665,489         7,473,986      14,582,225      15,588,277
       Cost of gas and electric trading                          5,876,870         3,368,838      14,487,036       6,502,317
       Distribution, general and administrative                  2,124,227         1,882,922       6,007,097       5,669,446
       Maintenance                                                 145,883           131,383         383,377         373,376
       Depreciation and amortization                               441,025           459,180       1,318,297       1,360,020
       Taxes other than Income                                     230,346           167,086         567,515         489,798
                                                          -------------------------------------------------------------------


                 Total Operating Expenses                       15,483,840        13,483,395      37,345,547      29,983,234
                                                          -------------------------------------------------------------------

     Operating Income                                            2,265,345         2,437,262       2,687,533       3,308,041

     Other Income - Net                                            182,365           204,109         679,114         413,103
                                                          -------------------------------------------------------------------


      Income Before Interest Charges & IncomeTaxes               2,447,710         2,641,371       3,366,647       3,721,144
                                                          -------------------------------------------------------------------

     Interest Charges:
       Long-Term Debt                                              315,931           319,008         943,731         888,053
       Other                                                       101,838            60,254         274,331         377,971
                                                          -------------------------------------------------------------------

             Total Interest Charges                                417,769           379,262       1,218,062       1,266,024
                                                          -------------------------------------------------------------------

     Net Income Before Income Taxes                              2,029,941         2,262,109       2,148,585       2,455,120

     Income Taxes                                                  740,285           820,585         792,446         878,589
                                                          -------------------------------------------------------------------

     Net Income                                                 $1,289,656        $1,441,524      $1,356,139      $1,576,531
                                                          -------------------------------------------------------------------
                                                          -------------------------------------------------------------------
     Basic Earnings and diluted income per common share              $0.53             $0.60           $0.56           $0.66
                                                          -------------------------------------------------------------------

     Dividends per common share                                    $0.1150           $0.1050         $0.3450         $0.3300
                                                          -------------------------------------------------------------------

     Basic Weighted Average Shares                               2,421,465         2,398,461       2,415,134       2,384,343

     Diluted Weighted Average Shares                             2,424,206         2,401,415       2,417,875       2,387,297


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 Condensed Consolidated Statements of Cash Flows

                                                                                                           Nine Months Ended
                                                                                                                March 31
                                                                                                          1999            1998
                                                                                             ----------------------------------
     Operating Activities:
              Net Income                                                                            $1,356,139      $1,576,529

          Adjustments to Reconcile Net Income to Cash Flow
            Depreciation and Amortization                                                            1,566,292       1,526,642
            Unrealized Gain on Gas Marketing Activities                                               (390,000)              0
            Gain on Sale of Property, Plant & Equipment                                                (34,452)       (200,268)
            Deferred Gain on Sale of Assets                                                            (17,721)        (17,721)
            Investment Tax Credit                                                                      (15,796)        (15,797)
            Deferred Income Taxes                                                                      614,311         436,758
            Changes in Operating Assets and Liabilities                                                257,056       2,316,799
                                                                                             ----------------------------------

             Net Cash Provided by Operating Activities                                               3,335,829       5,622,942

     Investing Activities:
            Construction Expenditures                                                               (2,566,042)     (2,217,251)
            Collection of Long-Term Notes Receivable                                                    19,429           5,614
            Proceeds from Contributions in Aid of Construction                                          80,250         122,643
            Increase in Notes Receivable                                                               (13,200)       (200,000)
            Proceeds from Sale of Property, Plant & Equipment                                          227,190       1,243,701
                                                                                             ----------------------------------
                Net Cash (Used In) Investing Activities                                             (2,252,373)     (1,045,293)

     Financing Activities:
            Proceeds from Long-Term Debt                                                                     0       8,000,000
             Debt Issuance and Reacquisition Costs                                                           0        (457,503)
            Proceeds from Notes Payable                                                             26,317,000      20,550,000
            Repayment of Long-Term Debt                                                               (255,000)       (240,000)
            Repayment of Notes Payable                                                             (26,287,000)    (31,930,000)
            Sale of Common Stock                                                                           900         187,224
            Dividends paid                                                                            (760,169)       (635,779)
                                                                                             ----------------------------------

              Net Cash (Used In) Financing Activities                                                 (984,269)     (4,526,058)
                                                                                             ----------------------------------

              Net Increase in Cash and Cash Equivalents                                                 99,187          51,591

                  Cash and Cash Equivalents at Beginning of Year                                        58,006         148,665
                                                                                             ----------------------------------

                  Cash and Cash Equivalents at End of Period                                          $157,193        $200,256
                                                                                             ----------------------------------
                                                                                             ----------------------------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1998.

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

NOTE 3 - RISK MANAGEMENT

GAS TRADING DERIVATIVE

In July 1998, the Company signed a basis swap agreement between the NYMEX and AECO price indices. The contract period for the 5,000 MMBTU per day swap begins November 1, 1999 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.62 per MMBTU. The Company settled this basis differential at $.38 resulting in a gain of $390,000 which is recorded as a mark-to-market gain in other income. The Company has designated this basis swap as a trading commodity derivative.

NOTE 4 - INCOME TAXES

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense at statutory rates - 34%.......................................     $732,997
State income taxes, net of federal income taxes............................       52,446
Amortization of deferred investment tax credits............................      (15,797)
Other......................................................................      (29,361
                                                                                 -------
Total income taxes.........................................................     $740,285
                                                                                 -------
                                                                                 -------

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

At March 31, 1999, the costs incurred in evaluating and remediating this site have totaled approximately $1,362,000. On May 30, 1995, the Company received an order from the Montana Public Service commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of March 31, 1999, that recovery mechanism had generated approximately $728,000. The Company expects to fully recover its costs through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ.

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

Note 6 - Operating Revenues and Expenses,

Regulated utility and non-regulated
non-utility operating revenues and expenses were as follows:

                                               Three Months Ended           Nine Months Ended
                                                     March 31                    March 31
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
Operating Revenues:
Regulated utilities                         $10,186,783   $10,856,147   $22,362,315   $22,896,745
Non-regulated operations                      1,156,590     1,412,832     2,558,516     3,314,680
Gas and electric trading                      6,405,812     3,651,678    15,112,249     7,079,850
                                            -----------   -----------   -----------   -----------
                                            $17,749,185   $15,920,657   $40,033,080   $33,291,275
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------
Operating Expenses:
Gas and power purchased:
Regulated                                   $ 6,263,318   $ 6,919,368   $13,539,370   $14,209,177
Non-regulated                                   402,171       554,618     1,042,855     1,379,100
Cost of gas and electric trading              5,876,870     3,368,838    14,487,036     6,502,317
                                            -----------   -----------   -----------   -----------

                                            $12,542,359   $10,842,824   $29,069,261   $22,090,594
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

Distribution, general and administrative:
Regulated                                   $ 1,682,135   $ 1,448,094   $ 4,803,957   $ 4,334,510
Non-regulated                                   442,092       434,828     1,203,140     1,334,936
                                            -----------   -----------   -----------   -----------

                                            $ 2,124,227   $ 1,882,922   $ 6,007,097   $ 5,669,446
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

Maintenance:
Regulated                                   $   134,182   $   108,540   $   334,525   $   292,568
Non-regulated                                    11,701        22,843        48,852        80,808
                                            -----------   -----------   -----------   -----------

                                            $   145,883   $   131,383   $   383,377   $   373,376
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

Depreciation and amortization:
Regulated                                   $   373,335   $   382,100   $ 1,117,803   $ 1,113,050
Non-regulated                                    67,690        77,080       200,494       246,970
                                            -----------   -----------   -----------   -----------

                                            $   441,025   $   459,180   $ 1,318,297   $ 1,360,020
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

Taxes other than income:
Regulated                                   $   196,049   $   142,708   $   484,214   $   408,834
Non-regulated                                    34,297        24,378        83,301        80,964
                                            -----------   -----------   -----------   -----------

                                            $   230,346   $   167,086   $   567,515   $   489,798
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------
Income taxes:
Regulated                                   $   452,933   $   597,213   $   448,605   $   610,596
Non-regulated                                   287,352       223,372       343,842       267,993
                                            -----------   -----------   -----------   -----------
                                            $   740,285   $   820,585   $   792,447   $   878,589
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

                                    FORM 10-Q
                            ENERGY WEST INCORPORATED

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated. The Company's regulated utility operations involve the distribution and sale of natural gas in the Great Falls, Montana and Cody, Wyoming areas and the distribution of propane through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas. The Company's regulated utility operations also include the distribution of natural gas through an underground system in West Yellowstone, Montana that is supplied by liquefied natural gas.

The Company conducts certain non-utility operations through its three wholly owned subsidiaries: Energy West Propane, Inc. (EWP), (formerly known as Rocky Mountain Fuels, Inc.), a retail and wholesale distributor of propane in Wyoming, Montana, Arizona, Colorado, South Dakota and Nebraska; Energy West Resources, Inc. (EWR) which is involved in the marketing of natural gas and electricity in Montana; Energy West Development , Inc. (EWD), (formerly known as Montana Sun, Inc.), which owns two real estate properties in Great Falls, Montana, along with certain other investments.

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

At March 31, 1999, the Company had $19,000,000 in bank lines of credit, of which $1,472,982 had been borrowed under these credit agreements.

The Company generated net cash in operating activities for the nine months ended March 31, 1999 in the amount of approximately $3,340,000 as compared to approximately $5,620,000 for the nine months ended March 31, 1998. There are substantial reductions to working capital during the first nine months of fiscal 1999. However, these reductions were less than during the first nine months of fiscal 1998 by approximately $2,300,000. Gas inventory was reduced by $3,280,000 for the first nine months of fiscal 1999 compared to a reduction of $4,640,000 for the same period in fiscal 1998. In addition, accounts payable decreased by about $2,000,000 because there were less gas purchase payables outstanding at March 31, 1999 compared to March 31, 1998. Also, greater amounts were expended for environmental clean-up totaling about $800,000. These decreases were offset by lower accounts receivable of approximately $2,000,000 due to timing of collections and less sales to customers from warmer weather than last fiscal year.

Cash used in investing activities was approximately $2,250,000 for the nine months ended March 31, 1999, as compared to approximately $1,050,000 for the nine months ended March 31, 1998 an increase of $1,200,000. The primary difference is from higher proceeds from the sale of property, plant and equipment of about $1,020,000 in fiscal 1998 and $190,000 loans to customers recorded as notes receivable in fiscal 1999.

Cash used in financing activities was approximately $980,000 for the nine months ended March 31, 1999, as compared to approximately $4,530,000 for the nine months ended March 31, 1998. The decrease in cash used in financing activities was approximately $3,550,000. This resulted primarily from an decrease in net repayments of short-term debt of about $11,400,000. This was partially offset by a decrease in proceeds from the sale of common stock of about $185,000, a decrease in the net proceeds from a long-term debt issue of approximately $7,560,000 and higher dividends paid of about $125,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3.0 million in fiscal 1998. Capital expenditures are expected to be approximately $3.2 million in fiscal 1999, including approximately $1.2 million for continued expansion of the Arizona utility system and approximately $1.4 million for maintenance and other special system expansion projects in Montana and Wyoming utility systems. The balance of capital expenditures, approximately $600,000, will be used for the Company's propane operations in the three states it serves. As of March 31, 1999, approximately $2.6 million of that amount had been expended.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF THIRD QUARTER OF FISCAL 1999 ENDED MARCH 31, 1999 AND FISCAL 1998 ENDED MARCH 31, 1998 The Company's net income for the third quarter of fiscal 1999, ended March 31, 1999 was $1,289,656 compared to $1,441,524 for the third quarter of fiscal 1998, ended March 31, 1998.

Margins were approximately the same for the third quarter of both fiscal years. Distribution, general and administrative expenses were approximately $240,000 higher for the third quarter of fiscal 1999 compared to 1998. This increase was from higher accruals for vacation expense, from higher salaries related to the Company's marketing efforts and additional staff added for the safety operations of the Company. All other expenses and other income were approximately the same for this quarter of both fiscal years.

UTILITY OPERATIONS -

Utility operating revenues in the third quarter of fiscal 1999 were approximately $10,190,000 compared to approximately $10,860,000 for the third quarter of fiscal 1998. The decrease in revenue was primarily due to warmer weather in the Company's utility divisions for the third quarter of fiscal 1999 when compared with the same quarter in fiscal 1998. Gross margin, which is defined as operating revenues less gas purchased, was approximately $3,920,000 for the third quarter of fiscal 1999 compared to a gross margin of $3,940,000 for the third quarter of fiscal 1998. Although the weather was warmer than the previous year, rate increases in the various utility divisions resulted in margin being approximately the same for both quarters. Operating income was about $330,000 lower in the third quarter of fiscal 1999, when compared with the same quarter of fiscal 1998 primarily do to higher operating expenses.

OPERATING EXPENSES -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $2,380,000 for the third quarter of fiscal 1999 compared to $2,070,000 for the same period of fiscal 1998, an increase $310,000. This increase was due to higher accruals for vacation expense, additional staff added for the safety operations of the Company and inflationary trends in the various utility operating entities. In addition, taxes other than income, which are included in operating expenses, increased by about $50,000 from an unfavorable settlement of a sales and use tax audit, during the third quarter of fiscal 1999, related to the Company's Arizona operations.

INTEREST CHARGES -

Interest charges allocable to the Company's utility divisions was approximately $360,000 for the third quarter of fiscal 1999, as compared to $320,000 in the comparable period in fiscal 1998. This increase in interest expense was due to higher working capital requirements for utility operations.

INCOME TAXES -

State and federal income taxes of the Company's utility divisions were approximately $450,000 for the third quarter of fiscal 1999 compared to $600,000 for the third quarter of fiscal 1998. This occurred because the pre-tax income declined by about $360,000 for the respective quarters of each fiscal year.

NON-REGULATED OPERATIONS -

Non-regulated operating revenues for the third quarter of fiscal 1999 were approximately $7,560,000 compared to approximately $5,060,000 for the third quarter of fiscal 1998. Of this increase approximately $1,880,000 resulted from EWR, the Company's marketing subsidiary, signing its first two electric wholesale contracts during the quarter. Non-regulated operating revenues for the fiscal 1999 quarter consisted of $1,130,000 for EWP, $6,400,000 for EWR and $24,000 for EWD.

Operating income, which is defined as operating revenues less gas purchased, general, administrative, maintenance, depreciation and taxes other than income, was approximately $730,000 for the third quarter of fiscal 1999. This compares to operating income of approximately $580,000 for the third quarter of fiscal 1998. This increase resulted from the Company's gas trading and electric marketing efforts. Operating income for EWP was approximately $350,000 for the third quarter of fiscal 1999, compared to approximately $410,000 in the third quarter of fiscal 1998. The decrease in operating income of approximately $60,000 was primarily due to decreases in gross margin from warmer weather offset by lower operating expenses in the Company's propane divisions. EWR's operating income of approximately 360,000, for the third quarter of fiscal 1999 compared to an operating income for the same quarter in fiscal 1998 of approximately $160,000 This increase resulted from higher gas margins primarily from gas trading activities and wholesale electric margins from its first two electric contracts.

ENERGY WEST PROPANE, INC. -

For the third quarter of fiscal 1999, EWP generated net income of approximately $210,000 compared to net income of approximately $320,000 for the third quarter of fiscal 1998. EWP's gross margin of approximately $730,000, for the third quarter of fiscal 1999, was down about $100,000 from the third quarter of fiscal 1998. EWP's operating expenses decreased approximately $40,000 in the third quarter of fiscal 1999 as compared to the third quarter of last fiscal year. Some of the decrease in gross margin and the decline in operating expenses is primarily due to the sale of four retail propane districts, in Wyoming, in February 1998. Warmer weather experienced in all propane divisions, in the third quarter of fiscal 1999 compared to the same quarter of fiscal 1998, also contributed to the decline in gross margin. EWP experienced a decrease of $110,000 in other income during the third quarter of fiscal 1999 compared to fiscal 1998, because of its gain from the sale of the propane districts. State and federal income tax expense decreased by approximately $60,000 for this quarter compared to the same quarter last year, due to the lower pre-tax income of about $170,000.

ENERGY WEST RESOURCES, INC.  -

For the third quarter of fiscal 1999, EWR's net income was approximately $270,000 compared to a net income of approximately $120,000 for the third quarter of fiscal 1998. Gross margin from gas sales and trading and electric sales increased by about $250,000 for the third quarter of fiscal 1999 compared to fiscal 1998. This increase was primarily due to gas trading activities and electric sales. Other income increased for the third quarter of fiscal 1999 compared to 1998 by about $80,000 from a mark-to-market gain from derivative activity. Operating expenses increased by about $40,000 in the third quarter of fiscal 1999 compared to the same period in fiscal 1998. This increase was related to higher costs from EWR's marketing activities. State and federal income tax expense increased approximately $120,000 for the third quarter of fiscal 1999 compared to fiscal 1998 due to a higher pre-tax income of approximately $270,000 for the same time period.

ENERGY WEST DEVELOPMENT,  INC. -

For the third quarter of fiscal 1999, Energy West Development, Inc.'s net income was $6,000 compared to approximately $3,000 for the third quarter of fiscal 1998.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1999 AND FISCAL 1998 ENDED MARCH 31, 1998

The Company's net income for the nine months ended March 31, 1999 was $1,356,139 compared to $1,576,531 for the nine months ended March 31, 1998.

Margins decreased from approximately $11,200,000 in fiscal 1998 to $10,960,000 in fiscal 1999 or $240,000. The decrease resulted from lower margins, in utility and propane operations, of $290,000 in fiscal 1999 compared to fiscal 1998 primarily due to warmer weather experienced in all utility and propane divisions. This was partially offset by increased gas trading margins, from supply side trading, and the Company's first electric trading margins in fiscal 1999. Distribution, general and administrative expenses increased from approximately $5,700,000 in fiscal 1998 to $6,000,000 in fiscal 1999 or $300,000 primarily due to inflationary trends, additional staff added for the safety operations of the Company and additional expenses in EWR because of growth in marketing activity. Taxes other than income also increased by approximately $60,000 primarily from an unfavorable settlement of a sales and use tax audit related to the Company's Arizona operations. These were partially offset by increased other income of approximately $270,000 due to mark-to-market accounting for derivatives, held by the Company, and decreased interest charges of approximately $50,000, due to lower short-term borrowing.

UTILITY OPERATIONS -

Utility operating revenues for the first nine months of fiscal 1999 were approximately $22,360,000 compared to approximately $22,900,000 for the first nine months of fiscal 1998. The decrease was the result of warmer weather in fiscal 1999 compared to 1998 in all the Company's utility operations. Although gross margin, which is defined as operating revenues less gas purchased, increased by $130,000 from approximately $8,690,000 for the first nine months of fiscal 1998 to approximately $8,820,000 for the first nine months of fiscal 1999. The increase in gross margin was primarily due to rate increases in various utility divisions since last fiscal year. However, operating income decreased by about $450,000 for the first nine months of fiscal 1999 compared to fiscal 1998 due to higher operating expenses of $590,000.

OPERATING EXPENSES -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $6,740,000 for the first nine months of fiscal 1999 as compared to $6,150,000 for the same period in fiscal 1998. The 9% increase was generally due to inflationary trends, additional staff for safety operations, the unfavorable sales and use tax audit in Arizona and costs incurred for name changes throughout the Company.

INTEREST CHARGES -

Interest charges allocable to the Company's utility divisions were approximately $1,010,000 for the first nine months of fiscal 1999, as compared to $1,060,000 for the comparable period in fiscal 1998. Long-term debt interest increased due to an $8,000,000 debt issuance on August 15, 1997, which was used to pay down short-term debt, however overall interest charges decreased primarily due to lower short-term borrowing.

INCOME TAXES -

State and federal income tax expense for the Company's utility divisions were approximately $450,000 for the first nine months of fiscal 1999 compared to approximately $610,000 for the same period in fiscal 1998. This was due to lower pre-tax income for the utility divisions of $450,000 for the first nine months of fiscal 1999 compared the first nine months of fiscal 1998.

NON-REGULATED OPERATIONS -

Non-regulated operating revenues for the first nine months of fiscal 1999 were approximately $17,700,000 compared to $10,400,000 for the first nine months of fiscal 1998. The substantial increase in revenues over the previous year resulted from increased sales related to the Company's gas and electric trading activities. This increase in revenue was offset by higher commodity costs for gas and electric trading activity. Non-regulated operating revenues through March 1999 consisted of $2,480,000 for EWP, $15,100,000 for EWR and $75,000 for EWD.

Operating income, which is defined as operating revenues less gas purchased, distribution, general, administrative, maintenance, depreciation, amortization and taxes other than income, was approximately $610,000 for the first nine months of fiscal 1999. This compares to operating income of approximately $770,000 for the first nine months of fiscal 1998. Operating income for EWP was approximately $390,000 for the first nine months of fiscal 1999, compared to approximately $520,000 in the first nine months of fiscal 1998. The difference of $130,000 is due to lower gross margin resulting from warmer weather in all propane divisions and from lower operating income due to the sale of four retail propane districts. EWR's operating income in fiscal 1999 was approximately $180,000 compared to operating income in fiscal 1998 of approximately $200,000.

ENERGY WEST PROPANE, INC. -

For the nine months ended March 31, 1999, EWP generated net income of approximately $230,000 compared to net income of approximately $360,000 for the nine months ended March 31, 1998. EWP's gross margins of approximately $1,440,000, for the first nine months of fiscal 1999 were down $420,000 from $1,860,000 for the first nine months of fiscal 1998. However operating expenses decreased from approximately $1,330,000 for the first nine months last fiscal year to approximately $1,050,000 for this fiscal year, an overall decrease of $280,000. Most of the changes in gross margin and operating expenses were the result of the sale of four retail propane districts in Wyoming in February 1998. In addition weather was much warmer than last year throughout the Company's propane operations. Other income decreased approximately $90,000 due to the gain recognized from the sale of the propane districts. Interest expenses decreased by $30,000 for that same time period. State and federal income tax expense decreased by approximately $60,000 for the first nine months of fiscal 1999 compared to fiscal 1998, due to lower pre-tax income of about $190,000.

ENERGY WEST RESOURCES, INC.  -

For the first nine months of fiscal 1999, EWR's net income was approximately $330,000 compared to net income of approximately $130,000 for the first nine months of fiscal 1998. Gross margin from gas and electric activities increased by about $50,000 from approximately $580,000 for the first nine months of fiscal 1998 to approximately $630,000 for the same time period in fiscal 1999. In addition, a mark-to-market gain of $390,000 related to derivative transactions was recorded as other income, in fiscal 1999. Operating expenses increased by approximately $90,000 for the first nine months of fiscal 1999 compared to the same period in fiscal 1998, due to staff expansion and training required to serve the growth in marketing activity. Interest expenses increased by $30,000 for that same time period due to higher working capital requirements related to the expanded marketing sales and activities. State and federal income tax expense increased approximately $140,000 for the first nine months of fiscal 1999 compared to fiscal 1998 due to higher pre-tax income of approximately $340,000 for the same time period.

ENERGY WEST DEVELOPMENT,  INC. -

For the first nine months ended of fiscal 1999 and 1998, EWD's net income was approximately $10,000.

SAFE HARBOR FOR FORWARD LOOKING STATEMENT

The company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates", "estimates", "expects", "intends", "plans", "predicts", and similar expressions. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expressed. Such risks and uncertainties include, among others, changes in the utility regulatory environment, wholesale and retail competition, weather conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of the report. The Company expressly undertakes no obligation to update or revise any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

YEAR 2000

The Y2K issue relates to the ability of systems, including hardware, software and embedded technology , to properly interpret date information relating to the Year 2000 and beyond. Any of the Company's computer systems and embedded microprocessors that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000 (Y2K). This could result in a system failure or miscalculations causing disruptions in operations. Some possible affects include the inability to process transactions, send billing statements to customers, or similar normal business activities.

The Company has formed a Y2K committee consisting of management, information technology and operations personnel to address its Y2K compliance issues. This committee meets weekly and is charged with the task of managing the Y2K compliance effort.

The Company has completed an assessment of its exposure to Y2K issues. This assessment indicated that most of the Company's computer systems are compliant or can be made compliant with minimal costs, with the exception of one of its billing systems. However, the Company anticipates the one non-compliant billing system will be compliant by July 1999. In addition, the Company selected a new billing system to replace all of its existing billing systems, in order to accommodate additional billing requirements for business reasons related to deregulation of the energy industry and from establishing an energy marketing company. The Company plans to have a new billing solution in place by December 1999 with expected costs of approximately $500,000.

The Company expects that with conversions to new software and modifications to existing software, the Y2K issue will not pose significant internal computer systems problems. If such modifications and conversions are not made or are not completed in a timely manner the Y2K issue could have a material impact on the operations of the Company, specifically related to billing its customers.

A detailed inventory and assessment has been completed for all components of operational systems with potential Y2K embedded technology. The inventory and assessment revealed no Y2K non-compliance issues. However, the testing of these components has not yet been completed. Of the tests made to date, none have revealed any Y2K compliance problems that could have a material effect on the Company's operations. The Company expects the testing of operational systems to be completed in July 1999.

The Company has initiated formal communications with all of its significant suppliers, gas and electric transmission companies and large customers, to determine the extent to which the Company's interface systems are vulnerable to third parties' failure to remediate their own Y2K issues. The Company's total Y2K project costs and estimates to complete, include the estimated costs and time associated with the impact of third party Y2K issues based on presently available information. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure contingencies related to the Y2K issue for the products it has sold.

Total Year 2000 assessment costs incurred to date have been approximately $50,000. Although it is not currently possible to estimate the total costs for any required modifications, it is not expected to exceed $150,000, and therefore, it would not have a material impact on the Company's current financial position, liquidity or results of operations.

The Company has begun development of contingency plans specific to the Y2K issue which is expected to be completed by September 1999. However the Company has emergency plans in place as part of its normal safety plans, which address system outages. The Company plans to utilize these emergency plans as the basis for the Y2K contingency plans.

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

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits (See Exhibit Index on Page E-1)
         B. No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 /s/Larry D. Geske
-------------------------------
Larry D. Geske, President and
Chief Executive Officer


Dated  May 17, 1999

/s/  Edward J. Bernica
---------------------------------
Edward J. Bernica, Vice-President and
Chief Financial Officer