Form 10-K
period 1999-06-30
ENERGY WEST INC
filed 1999-09-28
CIK 43350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 1999: Common Stock, $.15 Par Value - $14,794,963 The number of shares outstanding of the issuer's classes of common stock as of September 15, 1999: Common Stock, $.15 Par Value - 2,449,893 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held November 18, 1999 are incorporated by reference into Part III.

PART I

Item 1. - Business

         ENERGY WEST INCORPORATED ("the Company") is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. The Company's regulated utility operations involve the distribution and sale of natural gas to the public in the Great Falls, Montana and Cody, Wyoming areas and sale of propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas. In addition, since 1995, the Company has distributed natural gas through an underground system in West Yellowstone, Montana, that is supplied by liquefied natural gas ("LNG").

         The Company conducts certain non-regulated non-utility operations through its three wholly owned subsidiaries, Energy West Propane, Inc. ("EWP"), FORMERLY ROCKY MOUNTAIN FUELS, INC., Energy West Resources, Inc. ("EWR"), and Energy West Development, Inc. ("EWD"), FORMERLY MONTANA SUN. EWP is engaged in the distribution of retail and wholesale bulk propane in Wyoming, South Dakota, Nebraska, Colorado, Arizona and Montana. EWR is involved in the marketing of gas and electricity and gas storage in Montana. EWD owns two real estate properties in Great Falls, Montana.

UTILITY OPERATIONS

         The Company's primary business is the distribution and sale of natural gas and propane to residential, commercial and industrial customers. The utility distribution operations consist of three divisions, Energy West - Montana, including operations in Great Falls, Cascade and West Yellowstone, Montana, Energy West - Wyoming and Energy West - Arizona. Energy West - Wyoming and Energy West - Montana are also involved in the transportation of natural gas. Generally, residential customers use natural gas and propane for space heating and water heating, commercial customers use natural gas and propane for space heating and cooking, and industrial customers use natural gas as a fuel in industrial processing and space heating. The Company's revenues from utility operations are generated under tariffs regulated by the respective state utility commissions.

ENERGY WEST - MONTANA ("EWM") - GREAT FALLS DIVISION

         The EWM - Great Falls division ("GF division") provides natural gas service to Great Falls, Montana and much of suburban Great Falls within approximately 11 miles of the city limits. The service area has a population base of approximately 79,000. The Company has a franchise to distribute natural gas within the city of Great Falls. The franchise was renewed for 50 years by the City of Great Falls in 1971. As of June 30, 1999, the GF division provided service to over 25,000 customers, including approximately 22,600 residential customers and approximately 2,600 commercial customers. An oil refinery, Malmstrom Air Force Base ("Malmstrom") and several other industrial customers are served through distribution transportation agreements.

The following table shows the GF division's revenues by customer class for the year ended June 30, 1999 and the past two fiscal years:


                                                      Gas Revenues
                                                     (in thousands)

                                                     Years Ended June 30,
                                                     --------------------
                                            1999              1998           1997
                                            ----              ----           ----
Residential.................              $9,513            $9,162         $9,267
Commercial..................               5,412             5,521          6,631
Transportation..............               1,750             1,457            431
                                           -----             -----            ---
        Total...............             $16,675           $16,140        $16,329
                                         -------           -------        -------
                                         -------           -------        -------


         The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold or transported by the GF division for the year ended June 30, 1999 and the past two fiscal years:


                                                     Gas Volumes
                                                     (MMcf)

                                                     Years Ended June 30,
                                                     --------------------
                                            1999              1998           1997
                                            ----              ----           ----
Residential.................               2,179             2,206          2,614
Commercial..................               1,233             1,329          1,881
                                           -----             -----          -----

                  Total Gas Sales          3,412             3,535          4,495
                                           -----             -----          -----
                                           -----             -----          -----

Transportation                             1,431             1,282          1,171
                                           -----             -----          -----
                                           -----             -----          -----

         Malmstrom, a gas transportation customer is GF division's largest customer, accounting for approximately 4% of the revenues of the division in fiscal 1999. Malmstrom annually rebids its gas supply to gas marketing firms licensed in the State of Montana. Malmstrom purchases gas for space heating and water heating for buildings and residential housing, to supplement its coal-fired central heating system. Malmstrom, which is located near Great Falls, is an air force base with several wings of Minuteman III intercontinental nuclear missiles. The base employed approximately 4,400 military personnel and 550 civilian personnel as of June 30, 1999.

         Malmstrom has been selected as the site where 13 of 15 test flights of NASA's X-33 space shuttle are scheduled to land during the summer of 2000. Malmstrom is currently one of the sites the State of Montana and the City of Great Falls has submitted to Lockheed Martin, as the location for the VentureStar Spaceport, which would be used to launch an experimental space vehicle [the X-33], a single-stage-to-orbit-spacecraft. It is anticipated that the decision by Lockheed for the location of the Spaceport will be made sometime in calendar 2000. If Great Falls is selected as the location significant load growth could result due to anticipated population growth. However, no assurance can be given as to the future level of activity at Malmstrom or the likelihood that Great Falls will be selected.

         The GF division has 109 transport customers the largest one being an oil refinery located in the city. The Company provides gas to this customer for processing use in its refining business. In fiscal 1999, the refinery accounted for less than 1% of the consolidated revenues of the Company. Historically, this customer's gas load has remained relatively constant during the year because the gas is used in the customer's business and is therefore not weather-sensitive.

         The GF division's gas distribution operations are subject to regulation by the Montana Public Service Commission ("MPSC"). The MPSC regulates rates, adequacy of service, accounting, issuance of securities and other matters.

         On July 8, 1996, the GF division filed for a general rate increase with the MPSC, which reflected increased operating, maintenance and depreciation costs as well as a change in the cost of capital. The GF division applied for and received interim relief on November 8, 1996 of approximately $274,000 to cover increases in operating costs and taxes. The MPSC issued a final order on April 7, 1997, which granted the GF division an increase of $20,000 from the interim, due to the allowance of an overall rate of return increase, resulting in a total increase of approximately $295,000. The MPSC also granted, in that final order, the GF division's request for an increase to recover its gas costs in the amount of approximately $386,000.

         On March 24, 1998, the GF division filed with the MPSC, the utility's plan ("Plan") to allow customers to choose a natural gas supplier other than the utility. The Plan would give all its customers the option to purchase natural gas supply from third party marketing firms, while the utility will continue to offer delivery service and allow customers, who do not want to choose another supplier, to remain full service customers of the division. The final public hearing was held in mid-September 1998. The GF division would not experience a loss of margin as a result of the Plan. The MPSC approved the Plan in December 1998. The Plan called for terms and conditions through which existing open access and customer choice, to GF division customers, will be provided and a code of conduct for the GF division's relationship with its marketing affiliate EWR. The Plan also called for a transition period (not more than five years) to full customer choice for all GF division customer classes and a traditional service tariff for customers not wanting to change suppliers. In addition the MPSC approved a rate design stipulation between the GF division and the Montana Consumer Counsel, which more accurately reflects GF division's fixed costs of service and modifications to GF division's uniform system benefits program.

         The MPSC also ordered that the GF division bid the services contained in an Agreement between GF division and EWR, which would have expired in October 2002. Both parties have agreed to unwinding that Agreement. The only service which would continue to be provided, by EWR to the GF division, is for balancing and nomination functions, until such time as that service is successfully contracted for through the bid process required by the MPSC order. That bidding process has been completed and in August 1999, EWR was awarded a contract for certain gas balancing and supply services.

         Since an order by the MPSC in 1991, the Company has been able to purchase gas from any supplier and transport supplies on Montana Power Company's ("MPC") transmission system. The Company pays transportation tariffs to MPC at rates approved by the MPSC.

         The GF division purchased most of its gas supply in fiscal years 1998 and 1999 from EWR, a subsidiary of Energy West, Inc. under a long-term contract expiring in 2002. The MPSC ordered the GF division in December 1998, to competitively bid a supplier for those customers not selecting an alternate supplier. In July 1999, GF division awarded 50% of its required supply for its customers to Montana Power Trading and Marketing and 50% to EWR.

                  The GF division contracted for gas storage from MPC in MPC-owned gas storage areas and paid storage tariffs at rates approved by the MPSC through October 1997. This storage was assigned to EWR when a five-year gas supply contract was signed with EWR effective November 1, 1997. The division uses this storage capacity to provide for seasonal peaking needs. In April 1999 EWR and the GF division unwound the agreement, due to the MPSC December 1998 order, which required the utility to bid the services contained in the Agreement. As mentioned above, the service was subsequently awarded to EWR for a one-year period.

         Also in December 1998, the MPSC granted an interim rate change, which increased rates about 5.5% for the GF division, as part of the Company's annual reconciliation of purchased gas costs. This increase did not result in any increased margins to the Company. In August 1999, the MPSC issued a Final Order authorizing increased rates for natural gas service by $559,000. This amount is $159,000 less than requested. The GF division will apply to the MPSC in the fall of 1999 in an effort to recover the balance.

ENERGY WEST - WYOMING ("EWW") DIVISION

         The EWW division provides natural gas service in Northwestern Wyoming to the city of Cody and the towns of Meeteetse and Ralston and the surrounding areas. The service area has a population base of approximately 12,000. The EWW division has a certificate of public convenience and necessity granted by the Wyoming Public Service Commission (the "WPSC") for transportation and distribution covering the west side of the Big Horn Basin, which stretches approximately 70 miles north and south and 40 miles east and west from Cody. As of June 30, 1999, the EWW division provided service to approximately 5,600 customers, including 4,800 residential customers, 800 commercial customers and one industrial customer. The division also provides transportation service to two customers.

         The following table shows the EWW division's revenues by customer class for the year ended June 30, 1999 and the past two fiscal years:


                                                            Gas Revenues
                                                           (in thousands)

                                                      Years Ended June 30,

                                                        1999     1998     1997
                                                     --------------------------
Residential.................                          $2,510   $2,576   $2,669
Commercial..................                           2,004    2,206    2,242
Industrial..................                           2,000    1,999    1,819
Transportation..............                             304      304      304
                                                      ------    -----    -----
         Total.................                       $6,818   $7,085   $7,034
                                                      ------   ------   ------
                                                      ------   ------   ------

         The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the EWW division for the year ended June 30, 1999 and the past two fiscal years:

                                                           Gas Volumes
                                                              (MMcf)
                                                     Years Ended June 30,
                                                     1999      1998      1997
                                                     ------------------------
Residential..................                         500       506       541
Commercial...................                         496       540       573
Industrial...................                         674       640       636
                                                      ---       ---       ---
         Total Gas Sales.......                     1,670     1,686     1,750
                                                    -----     -----     -----
                                                    -----     -----     -----
Transportation                                        320       354       295
                                                      ---       ---       ---
                                                      ---       ---       ---


         The industrial sales in the EWW division is to Celotex, a manufacturer of gypsum wallboard, under a long-term contract expiring in 2000. Sales to the customer are made pursuant to a special industrial tariff, which fluctuates, with the cost of gas. In fiscal 1999 this customer accounted for approximately 29% of the revenues of the division and approximately 4% of the consolidated revenues of the Company. The division's sales to Celotex, whose business is cyclical and dependent on the level of national housing starts, increased by approximately 5% over previous year's volumes. Celotex and its parent company Jim Walters Corporation filed a petition under Chapter 11 bankruptcy in October 1990. The filing stemmed from potential asbestos claims. Approximately $132,000 was due the EWW division prior to the bankruptcy filing. During 1995 the division increased its allowance for uncollectible accounts to $52,000. On July 12, 1996, Celotex filed a joint Plan of Reorganization. The Bankruptcy Court held a confirmation hearing on the Plan beginning on October 7, 1996. A settlement was reached and the plan of reorganization was approved. As a result, on June 20, 1997, the EWW division received 90% of the amount due or approximately $118,000. The effect of the settlement was to decrease bad debt expense by approximately $39,000, which increased the EWW division and consolidated earnings by approximately $26,000 for fiscal 1997. No assurance can be given that Celotex will continue to be a significant customer of the EWW division.

         The EWW division's primary transportation customer and primary supplier of natural gas is K-N Energy. The parameters of the transportation tariff (currently between $.08 and $.30 per Mcf) are established by the WPSC. Agreements between the Company and the customer are negotiated periodically within the parameters.

         During fiscal 1999, the Company was a party to gas financial swap agreements for its regulated operations in the EWW division. Under these agreements, the Company is required to pay the counterparty (an entity making a market in gas futures) a cash settlement equal to the excess of the stated index price over an agreed upon fixed price for gas purchases. The Company receives cash from the counterparty when the stated index price falls below the fixed price. These swap agreements are made to minimize exposure to gas price fluctuations. Any cash settlements or receipts are included in gas purchased.

         The division's revenues are generated under regulated tariffs that are designed to recover a base cost of gas, administrative and operating expenses and provide sufficient return to cover interest and profit. The division also services customers under separate contract rates that were individually approved by the WPSC. The division's tariffs include a purchased gas adjustment clause which allows an adjustment of rates charged to customers in order to recover changes in gas costs from base gas costs. A WPSC approved incentive permitted gas utilities to retain 10% of its cost of gas savings over a base period level through fiscal 1996. The amount of gas cost incentive if any, fluctuates with the market price of natural gas. In fiscal 1997, the WPSC lowered the target amount in the gas cost incentive and the EWW division currently does not earn an incentive on its gas costs.

         The EWW division's last general rate order was effective in 1989. The Company does not contemplate filing an application for a general rate increase for the division in the foreseeable future

         The EWW division has a five-year agreement, expiring in 2000, with K-N Energy to supply natural gas to the division. The contract has been renewed and renegotiated annually since 1989. The contract requires K-N Energy to deliver gas to various points on the division's transmission system. Most of the gas purchased by the division is transported on the division's own transportation system and the balance is transported on K-N Energy's transportation system. The division also has several small supply contracts with small producers in the Cody transportation network. In addition, the division has a backup contract to purchase natural gas from Coastal Gas Marketing, but has never purchased gas under this contract.

ENERGY WEST - ARIZONA ("EWA") DIVISION

         The EWA division is involved in the regulated distribution of propane in the Payson, Arizona area. The division was formed following the Company's acquisition of Broken Bow Gas's underground propane vapor distribution system in January 1993. The service area of the EWA division includes approximately 575 square miles and has a population base of approximately 30,000. As of June 30, 1999, the EWA division provided service to approximately 5,300 customers.

         The EWA division's operations are subject to regulation by the Arizona Corporation Commission, which regulates rates, adequacy of service, issuance of securities and other matters. The EWA division's properties include approximately 100 miles of underground distribution pipeline and an office building leased from a third party. The division purchases its propane supplies from Energy West Propane-Arizona under terms reviewed periodically by the Arizona Corporation Commission.

         In September 1996, the EWA division filed for a general rate increase with the Arizona Corporation Commission, which reflected increased operating, maintenance and depreciation costs as well as a change in the cost of capital. On August 29, 1997, the Arizona Corporation Commission approved a rate increase of $390,000 effective October 1, 1997.

NON-UTILITY OPERATIONS

         The Company conducts its non-utility operations through its three wholly owned subsidiaries: EWP, EWR and EWD. EWP is engaged in the bulk sale of propane through its three divisions: Energy West Propane-Wyoming (FORMERLY WYO L-P), which serves Northwestern Wyoming, Energy West Propane-Arizona (FORMERLY PETROGAS OF ARIZONA), which serves the Payson, Arizona area and Energy West Propane-Montana (FORMERLY MISSOURI RIVER PROPANE), which sells bulk propane in the Cascade County area, surrounding Great Falls, Montana. EWP also markets wholesale propane through an operation whose d.b.a. is known as Rocky Mountain Fuels Wholesale, which also markets propane to propane distributors in Wyoming, Nebraska, South Dakota and Colorado.

Energy West Propane

         EWP had approximately 2,450 customers as of June 30, 1999, of which the EWP - Wyoming had approximately 580 customers, EWP - Arizona 1,600 customers and EWP - Montana approximately 270 customers. EWP purchases propane from various suppliers under short-term contracts and on the spot market, and sells propane to residential and commercial customers, primarily for use in space heating and cooking. EWP - Arizona also supplies propane to the EWA division, while EWP - Montana supplies propane to EWM Cascade division, for underground propane-vapor systems serving the city of Cascade, Montana and surrounding areas. For the twelve months ended June 30, 1999, EWP's revenues were approximately $3,569,000 (excluding approximately $2,300,000 sales by Rocky Mountain Fuels Wholesale to EWP - Wyoming, EWP - Arizona and EWP - Montana, $1,852,000 sales by EWP - Arizona to the EWA division and approximately $113,000 sales by EWP - Montana to EWM - Cascade division), of which approximately $1,651,000 was attributable retail sales by EWP - Wyoming, EWP - Arizona and EWP - Montana. In addition, approximately $1,918,000 was attributable to the Rocky Mountain Fuels Wholesale operation.

         On June 28, 1996, EWP - Arizona sold real property, consisting of land and office and warehouse building, for $525,000 in cash resulting in a gain of $236,000. The gain will be amortized ratably into income over the initial ten-year lease term. Concurrent with the sale, the Company leased the property back for a period of ten years at an annual rental of $51,975. EWP - Arizona sub-leases the property to the EWA division.

         On August 1, 1997, the Company entered into a take or pay propane contract, which expired July 31, 1998. The contract generally required the Company to purchase all propane quantities produced by a propane producer in Wyoming (approximately 250,000 gallons per month) tied to the Worland, Wyoming spot price.

         On February 23, 1998, the Company sold four retail propane districts in Wyoming, which was part of Wyo L-P (now Energy West Propane - Wyoming), resulting in a one-time pre-tax capital gain of approximately $125,000.

         EWP faces competition from other propane distributors and suppliers of the same fuels that compete with natural gas. Competition is based primarily on price and there is a high degree of competition with other propane distributors in each of the Company's service areas.

Energy West Resources

         EWR was involved in a small amount of oil and gas development and the marketing of gas in Montana and Wyoming. EWR had varying working interests in four oil and nine gas producing properties. Those properties were sold in fiscal 1997, with no significant gain. Volumes of oil and gas produced were not significant and did not result in significant net income in fiscal 1997. The ordering of MPC to provide open access on its gas transportation and electricity system in Montana has presented opportunities for EWR to do business as a broker of natural gas and electricity, using the MPC and other systems. EWR presently has fifty-five customers for gas services and five for electricity services. EWR has access to an underground storage facility near Havre, Montana, which allows more flexibility in the timing of its gas purchases.

         In July 1998, the Company signed a basis swap agreement between the NYMEX and AECO price indices. The contract period for the 5,000 MMBTU per day swap begins November 1, 1999 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was $.62 per MMBTU. The Company settled this basis differential at $.38 resulting in a gain of $390,000 which is recorded as a mark-to-market gain in other income. The Company has designated this basis swap as a trading commodity derivative. For the fiscal year ended June 30, 1998, the Company was a party to one hedge agreement for non-regulated operations.

         In May 1999 the Company signed a basis for the swap agreement, between the NYMEX and AECO price indexes. The contract period for the 4,000 MMBTU per day begins July 1, 1999 to October 31, 1999. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.38 per MMBTU. The Company settled the June 1999 portion of the swap at a gain of $13,000 and settled the remaining portion, a basis differential at $.36 for an additional gain of $7,500.

         The Company entered into two swap agreements with a market maker which requires the market maker to pay a fixed price to the Company and for the Company to pay the AECO index price for the contracted volumes. The Company entered into a reciprocal agreement with a counter party whereby the counter party pays the AECO index price to the Company and the Company pays the AECO fixed price to the counter party. The first agreement is from June 1, 1999 to October 31, 1999 for 2,500 MMBTU per day at a fixed price of $1.925. The second agreement is from November 1, 1999 to October 31, 2001 for 1,200 MMBTU per day at a fixed of $2.06. The AECO index price at June 30, 1999 was $1.93.

         In the event the counter-party fails to perform under its obligation, and the AECO index price exceeds the fixed prices of these swaps, the Company would be liable to the market maker. The Company's contingent liability based on the June 30, 1999 AECO index price is minimal.

Energy West Development

         EWD owns a commercial real estate property and a parcel of undeveloped land in Great Falls, Montana. EWD leases the commercial property to a federal governmental agency. Other then this lease and the Company's efforts to sell this commercial property, the Company is inactive at this time.

         Additional information with respect to the non-utility operation of the Company is set forth in Notes 1, 6, 9 and 10 to the Company's consolidated financial statements.

Capital Expenditures

         The Company generally conducts a continuing construction program and is continuing expansion of its gas and propane pipeline systems, in all of its utility service areas, as a result of growth and system maintenance and enhancement. The Company also continues to experience growth in its retail propane operations requiring capital expenditures to serve those customers. In fiscal years 1999, 1998 and 1997, total capital expenditures for the Company were approximately $3,604,000, $3,075,000 and $3,207,000 respectively.

Other Business Information

         The principal competition faced by the Company in its distribution of natural gas is from other suppliers of competitive fuels, including electricity, oil, propane and coal. The principal competition faced by the Company in its distribution and sales of propane is from other propane distributors and suppliers of the same energy sources that compete with natural gas and electricity. Competition is based primarily on price and there is a high degree of competition with other propane distributors in the service areas. The principal considerations affecting a customer's selection of utility gas service over competing energy sources include service, price, equipment costs, reliability and ease of delivery. In addition, the type of equipment already installed in businesses and residences significantly affects the customer's choice of energy. However, where previously installed equipment is not an issue, households in recent years have generally preferred the installation of gas heat. The EWM - Great Falls division's statistics indicate that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 91% use gas for water heating and approximately 99% of the new homes built on or near the EWM Great Falls division's service mains in recent years have selected natural gas as their energy source. The EWW division believes that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 90% use gas for water heating, and approximately 99% of the new homes built on or near the division's service mains in recent years have selected gas as their energy source. The EWA division believes that approximately 59% of the houses and businesses adjacent to the division's distribution pipeline use the division's propane for space heating or water heating. EWR's principal competition is from other gas-marketing firms doing business in the State of Montana. EWR presently has fifty-five customers for natural gas services and five for electricity services. The GF division and MPC have filed plans with the MPSC, to allow all of its customers to choose a natural gas supplier other than the utility. Those plans have been approved by the MPSC. EWR believes that the unbundling of natural gas service will provide future opportunity for gas marketing operations. The unbundling of electric utility service, occurring in phases on the MPC system, will provide future opportunity for electric marketing operations.

         The Company had 128 employees as of June 30, 1999. Six of the employees were with EWR, 21 employees were with the EWW division, 10 employees were with EWP and 20 were with the EWA division. The other 64 employees were with the EWM
- Great Falls division, including Cascade Gas and West Yellowstone Gas and 7 at corporate headquarters. Approximately 13 full-time and 3 seasonal hourly employees in the EWM - Great Falls division are represented by two collective bargaining units, the United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the USA and the Construction and General Laborer's Union. The Company's two labor contracts were renegotiated through April 30, 2000. The Company considers its relationship with its employees to be satisfactory.

         The Company has instituted an extensive customer-related energy conservation program, which encourages the efficient use of energy through proper conservation measures. The Company provides inspection services to homeowners and businesses and recommends appropriate conservation projects. The Company also is concentrating on increasing load in existing residential structures by the addition of gas appliances and conversion of homes with all electric appliances. The Company has started a natural gas and propane appliance showroom to market gas appliances in the EWM and EWW divisions.

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

         The Company has management and employee incentive programs tied to bottom-line performance of the corporation. Officers and management participate in a pay-for-performance program based on achievement of earnings and Economic Value Added (EVA) targets. The targets are set by the Compensation Committee of the Board of Directors, based on the operating budget set by the Company. Division personnel incentives are based on a combination of the division earnings performance and on the corporate performance measures discussed above. In addition, each individual incentive payout is contingent upon achievement of Specific Performance Objectives (SPO) set at the beginning of each year. All officers and eligible employees participate in the Company's Employee Stock Ownership Plan ("ESOP"), in which payout is based on pre-tax, pre-ESOP earnings of the Company and approved by the Board each year.

         The Company has implemented a deferred compensation plan for directors, which allows a director to defer directors' fees and incentive awards until such time as the director ceases to be a director of the Company by retirement or otherwise. The plan provides incentive compensation based on the total fees earned by each Director for each year multiplied by the highest percentage incentive award for that year to any employee under the Company's management incentive compensation plan, which in fiscal 1999 was 33.05%. Fees (either cash or stock) and incentive compensation (stock only) can be received either currently, as they are earned, or on a deferred basis. Elections to defer receipts are subject to timing requirements. The deferred compensation plan for directors was approved by the shareholders at the Annual Shareholders Meeting of Energy West, Incorporated on November 21, 1996.

PART I
Item 2. - Properties

         The Company owns all of its properties in Great Falls, including an office building, a service and operating center, regulating stations and its distribution system. In Wyoming, the Company owns its distribution system, including 167 miles of transmission pipeline. Office and service buildings for the EWW division are leased under long-term leases. EWP owns buildings, propane tanks and related metering and regulating equipment for the Wyoming and Arizona propane distribution operations. In Arizona, the Company owns mains, service lines and five acres of land for it's propane vapor distribution operation in Payson, Arizona. In June 1996, Energy West Propane - Arizona, a division of EWP, sold its land and office and warehouse buildings in Payson, Arizona to an outside party and signed a lease agreement with the same party for a period of ten (10) years, with a provision for extension of the lease for two successive five (5) year periods. EWP does not have an option to repurchase the real property. However, should the lessor have a bona fide third-party offer, the Company has the right of first refusal to buy the land and buildings under the same terms and conditions offered.

Environmental Matters

         The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality ("MDEQ"), formerly known as the Montana Department of Health and Environmental Science ("MDHES"), in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999 the Company received final approval from the DEQ for its plan for remediation of soil contaminants. The Company is in the process of implementing that plan. The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants.

         At June 30, 1999, the costs incurred to evaluate and begin remediation have totaled approximately $1,267,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 1999, that recovery mechanism had generated approximately $742,000. The Commission's decision calls for ongoing review by the Commission of the costs incurred related to this matter. The soil remediation has been substantially completed.

Item 3. - Legal Proceedings

         From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company contracts for liability insurance through a primary insurance carrier in the amount of $1,000,000 and an excess carrier, in the amount of $30,000,000 in order to indemnify itself from such claims. The Company has been charged with responsibility for certain actions, which have been litigated or are in the process of litigation. In its judgement, there is no legal proceeding, which could result in a material adverse effect on the Company's results of operations, financial position or liquidity. Significant legal proceedings, most of which are covered under its liability insurance policies, are described below.

         On February 6, 1998 a judgement was entered against the Company in the Federal District Court for Wyoming in favor of Randy and Melissa Hynes. The Company was found to be 55% responsible resulting in a liability of approximately $2,900,000 for which the Company is indemnified under the policies described above. The action arose out of a natural gas explosion involving a four-plex apartment building in Cody, Wyoming. The Company has appealed the judgement to the United States Court of Appeals for the Tenth Circuit.

         Two lawsuits arising out of the same explosion as that in the "Hynes" case but involving other plaintiffs have been recently settled. One lawsuit filed by the building owner is still pending. The Company is indemnified under its insurance policies for the defense of these claims and believes it will be completely indemnified from any judgement on the remaining claim.

         On September 4, 1998, the Company received correspondence from the Department of Justice that a claim was being considered by the United States of America (U.S.) against Energy West, Incorporated. The correspondence indicated that a complaint has been prepared by Jack Grynberg, acting as Relater on behalf of the U.S., alleging that the Company had utilized improper measurement procedures in the measurement of gas which was produced from wells owned by it, by its subsidiaries, or from which the Company may have acted as operator. The alleged improper measurement procedure purportedly understated the amount of royalty revenue, which would have been paid to the U.S. The complaint is substantially identical to the complaint being made against seventy-seven other parties. The Company is alleged to have been responsible for the measurement of over 150 wells during a five-year period. The Company has investigated this allegation and believes it had measurement responsibility for four wells. The quantity of production from those wells is small enough that the Company does not expect its potential liability to be material from any adverse decision in any action actually pursued by the U.S. or Mr. Grynberg. Furthermore, the Company believes that the allegations made by Mr. Grynberg are not sustainable. In the spring of 1999 the United States declined to intervene in the action. The Company has been served with the Complaint by Mr. Grynberg and the matter is currently the subject of preliminary motions in Federal Court. The Company intends to vigorously contest the claims made in the Complaint.

Item 4. - Submission of Matters to a Vote of Security Holders

             None

Executive Officers and Directors of the Company

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and executive officers of the Company:

Name                   Age                                   Position
----                   ---                                   --------
Larry D. Geske          60                   President and Director since 1978;
                                             appointed Chief Executive Officer
                                             in 1979

Edward J. Bernica       50                   Executive Vice-President, Chief
                                             Operating Officer and Chief
                                             Financial Officer since March 1999;
                                             Vice-President and Chief Financial
                                             Officer since October 1994

William J. Quast        60                   Vice-President and Manager of
                                             Montana Operations of Energy West,
                                             Inc and Assistant Secretary since
                                             July 1998, Vice-President,
                                             Treasurer, Controller and Assistant
                                             Secretary since 1988, has been
                                             Vice-President, Secretary and
                                             Treasurer since 1987, Assistant
                                             Vice-President, Secretary
                                             Controller and Assistant Treasurer
                                             since 1983, Secretary since 1982
                                             and an Assistant Treasurer of the
                                             Company since 1979

Tim A. Good             54                   Vice-President and Manager of the
                                             Energy West Wyoming since 1988;
                                             General Manager of Cody Gas
                                             Company, a Division of the Coastal
                                             Corporation, for five years prior
                                             to the acquisition of CGD by the
                                             Company




Sheila M. Rice          52                   Vice-President of Marketing for
                                             Energy West, Inc. since July 1998;
                                             Vice-President and Division Manager
                                             of the EWM - Great Falls division
                                             since April 1993; Vice-President
                                             Marketing and Consumer Services
                                             1988 -1993 and has been
                                             Vice-President, Marketing and
                                             Consumer Relations 1987 -1988;
                                             Assistant Vice-President for
                                             Marketing and Customer Relations
                                             1983-1987.


John C. Allen           48                   Vice-President of Human Resources
                                             and General Counsel and Secretary
                                             since 1992; Corporate Counsel and
                                             Secretary since 1988; Counsel and
                                             Assistant Secretary from November
                                             1986 to 1988 and Corporate Attorney
                                             to the Company from March 1986 to
                                             November 1986

Steven G. Powers        51                   Assistant Vice-President and
                                             Manager of Energy West Resources
                                             since August 1997

Douglas R. Mann         52                   Vice-President of EWP since
                                             February 1999 and Assistant
                                             Vice-President of EWP since
                                             November 1997 and Manager of Broken
                                             Bow Gas and Energy West Propane -
                                             Arizona divisions and Assistant
                                             Secretary, since 1995, employed by
                                             Energy West, Inc. since 1983.


Name                    Age                  Position
----                    ---                  --------
Ian B. Davidson         67                   Director since 1969

George D. Ruff          61                   Director since 1996

Thomas N. McGowen, Jr.  73                   Director since 1978

G. Montgomery Mitchell  71                   Director since 1984

Dean South              56                   Director since 1996

David A. Flitner        66                   Director since 1988

Richard J. Schulte      59                   Director since 1997

Larry D. Geske has been employed by the Company since 1975 and became President and Director of the Company in 1978. In 1979, Mr. Geske was appointed to the position of Chief Executive Officer. In addition, Mr. Geske is a past Director of First Interstate Bank of Great Falls (parent Company is First Interstate Bank Corporation) and was a Director of the Great Falls Capital Corporation and the Great Falls Dodgers Baseball Club. He is also a Director of the American Gas Association's Board. Mr. Geske, prior to service with the Company, was a Field Engineer "A" with NIGAS in Aurora, Illinois and a Senior Consultant with Stone and Webster Management Consultants, Inc. in New York.

Mr. Edward J. Bernica has been employed by the Company since October 1994 and became Executive Vice-President, Chief Operating Officer and Chief Financial Officer in March 1999. In November 1994, Mr. Bernica became Vice-President and Chief Financial Officer. Mr. Bernica, prior to service with the Company, was Director of Finance at U. S. West in Englewood, Colorado and prior to that, was employed by ENRON Corporation in Omaha, Nebraska as Director-Financial Analysis and Planning

William J. Quast has been Vice-President, Treasurer, Controller and Assistant Secretary since 1988 and on July 1, 1998 was appointed Vice-President and Division Manager of the Montana Operations. He has served as Vice-President, Secretary and Treasurer since 1987 and as Assistant Vice-President, Secretary, Controller and Assistant Treasurer since 1983. He has served as Secretary of the Company since 1982 and as Assistant Treasurer of the Company since 1979. Mr. Quast, prior to service with the Company, was an accounting manager for Wyton Oil and Gas Company, a multi-state propane distributor headquartered in Denver, Colorado, and was Treasurer for D. A. Davidson & Co. in Great Falls, Montana.

Tim A. Good has been Vice-President and Division Manager of the Energy West Wyoming since 1988. He served as General Manager of Cody Gas Company, a Division of The Coastal Corporation for five years prior to the acquisition of the Cody Gas Company by EWST in 1988.

Sheila M. Rice has been Vice-President and Division Manager of the EWM - Great Falls division since April, 1993 and effective July 1, 1998, was appointed Vice-President of Marketing. Prior to that, she was Vice-President of Marketing and Consumer Services since 1988. She served as Vice-President, Marketing and Consumer Relations from 1987 to 1988, Assistant Vice-President for Marketing/Customer Relations from 1983 to 1987 and as Consumer Service Representative/Conservation Specialist for the Company from 1979 to 1983.

John C. Allen has been Vice-President of Human Resources and General Counsel since 1992 and previously served as Corporate Counsel and Secretary of the Company since 1988. He served as Corporate Counsel and Assistant Secretary from November 1986 until 1988 and as Corporate Attorney of the Company (March 1986-November 1986). From 1979 to 1986, Mr. Allen was employed as a staff attorney with the Montana Consumer Counsel.

Steven G. Powers has been Assistant Vice-President and Manager of Energy West Resources since August 1997.

Douglas R. Mann has been Vice-President of EWP since February 1999 and Assistant Vice-President of EWP since November 1997 and Manager of Broken Bow Gas and Energy West Propane - Arizona divisions and Assistant Secretary, since 1995, employed by Energy West, Inc. since April 1983.

Ian B. Davidson has been a Director of the Company since 1969. Mr. Davidson serves as Chairman and CEO of DADCO, a holding company that owns D. A. Davidson & Co., Davidson Trust Co., Financial Aims Corp. and DADCO Travel since October 1970. Mr. Davidson is also a Director of Plum Creek Management Company of Seattle, Washington and is a past Chairman of the National Association of Securities Dealers.

George D. Ruff has been a Director of the Company since 1996. Mr. Ruff retired as Vice-President of Montana Operations for U.S. West, Inc. He held that position from June 1983 until his retirement in 1997. He is a director of Norwest Bank, the Montana Taxpayers Association and is a Director of the Montana Chamber Foundation Board.

Thomas N. McGowen, Jr. has been a Director of the Company since 1978. Mr. McGowen is a retired attorney and is past President and Chairman of the Board of Pabst Brewing Company. Mr. McGowen is a Director of Federal Signal Corporation and Ribi Immunochem Corporation.

G. Montgomery Mitchell has been a Director of the Company since 1984. Mr. Mitchell was a Senior Vice-President and Director of Stone and Webster Management Consultants, Inc. from August 1980 until his retirement in 1993. Mr. Mitchell is a Director of Energy South, Inc. (formerly Mobile Gas Service Corporation)(Alabama).

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

Richard J. Schulte has been a Director of the Company since 1997. He is a principal in Schulte Associates LLC, a consulting firm providing management, marketing, restructuring and planning services to energy related businesses. Mr. Schulte was formerly President of International Approval Services, Inc.; and Senior Vice President Laboratories for the American Gas Association. He is chairman of the Audit and Finance Committee for the American Society for Testing and Materials (ASTM).

PART II

Item 5. - Market for registrant's common equity and related stockholder matters

Common Stock Prices and Dividend Comparison - Fiscal 1999 and 1998 Shares of the Company's Class "A" Common Stock are traded in the over-the-counter market on the NASDAQ (National Association of Securities Dealers Automated Quotation) system-symbol: EWST. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent the actual transactions. Prices are shown as a result of a 2-for-1 stock split, effective June 24, 1994.


Price Range - Fiscal 1999           High                       Low
-------------------------           ----                       ---
First Quarter                      9.375                     8.625
Second Quarter                     9.75                      9.125
Third Quarter                     10.625                     8.375
Fourth Quarter                    10.00                      8.250
Year                              10.625                     8.250


Price Range - Fiscal 1998           High                       Low
-------------------------           ----                       ---
First Quarter                      9.125                      8.25
Second Quarter                     9.125                      8.75
Third Quarter                      9.125                      8.625
Fourth Quarter                     8.938                      8.375
Year                               9.125                      8.25


Dividends: The Board of Directors normally considers approving common stock dividends for payments in March, June, September and January. Quarterly dividend payments per common share for Fiscal Years 1999 and 1998 were:


                                   Fiscal 1999              Fiscal 1998
                                   -----------              -----------
September                               $.1150                   $.1100
January                                 $.1150                   $.1100
March                                   $.1150                   $.1100
June                                    $.1200                   $.1150

Item 6. - Selected Financial Data

Selected Financial Data on a Consolidated Basis (1999-1995)
(dollar amounts in thousands, except per share data)

                                         1999       1998        1997         1996        1995
                                         ----------------------------------------------------
Operating results:
Operating revenue                     $53,461    $43,064     $38,215     $ 31,318     $30,548
Operating expenses
         Gas and electric purchases    39,428     28,757      24,675       18,724      18,616
         General and administrative     7,921      7,697       7,498        6,924       6,380
         Maintenance                      469        497         497          409         306
         Depreciation and amortization  1,695      1,732       1,689        1,667       1,559
         Taxes other than income          708        628         660          629         595
                                      -------------------------------------------------------
         Total operating expenses      50,221     39,311      35,019       28,353      27,456
                                      -------------------------------------------------------
Operating income                        3,240      3,753       3,196        2,965       3,092
Other income - net                        817        142         325          215         175
                                      -------------------------------------------------------
Income before interest charges          4,057      3,895       3,521        3,180       3,267
Total interest charges                  1,493      1,583       1,525        1,243         938
                                      -------------------------------------------------------
Income before taxes                     2,564      2,312       1,996        1,937       2,329
Income taxes                              977        792         703          670         816
                                      -------------------------------------------------------
Net income                             $1,587     $1,520      $1,293       $1,267      $1,513
                                      -------------------------------------------------------
                                      -------------------------------------------------------
Earnings per common share                 .66        .64         .55          .55         .68
Dividends per common share                .47        .45         .43          .41         .39
Weighted average common shares
Outstanding                         2,418,910  2,390,814   2,356,624    2,298,734   2,235,413

At year end:
         Current assets               $11,429    $12,326     $12,398       $9,092      $6,263
         Total assets                  44,201     43,335      42,885       37,495      32,375

         Current liabilities            7,230      6,745      15,317       11,088       6,786
         Total long-term obligations   16,840     17,278       9,684       10,046      10,435
         Total stockholders' equity    13,532     12,811      11,997       11,400      10,533
                                       ------------------------------------------------------
         Total capitalization         $30,372    $30,089    $ 21,681     $ 21,446    $ 20,968
                                      -------------------------------------------------------
                                      -------------------------------------------------------

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

Net Income
         The Company's net income for fiscal 1999 was $1,587,000 compared to $1,520,000 in fiscal 1998, an increase of $67,000. Net income from utility operations increased by $130,000 due to higher gross margins, higher other income and lower interest costs. Energy West Propane, Inc ("EWP") (formerly Rocky Mountain Fuels, Inc.) had lower net income of $90,000 due to a capital gain recognized, in fiscal 1998, from the sale of four retail propane and from warmer weather in all of its propane operating areas. Also, Energy West Resources, Inc ("EWR"), the Company's gas and electric marketing affiliate, had an earnings decrease of $100,000 due to significantly higher natural gas prices in Canada and Montana. This subsidiary achieved its first electric marketing sales in fiscal 1999 offsetting some of the decrease in gas marketing margins. In addition, this subsidiary had a $390,000 gain from trading derivatives. Energy West Development, Inc. ("EWD") (formerly Montana Sun), the Company's real estate development affiliate, had higher net income of $170,000 because, in fiscal 1998, it recorded a loss from its investment in American Gas Finance Company, LLC, a financing operation of the American Gas Association, which discontinued operations. The Company also lowered its interest costs by approximately $100,000 primarily from generating more cash from operating activities.

Revenue
         Operating revenues increased approximately 24%. Although weather was slightly warmer than last year in the Company's utility operations, revenues were approximately the same as the prior year due to customer growth, in all utility operations, and rate increases in certain Energy West Montana ("EWM") operating entities. Revenues decreased approximately 5% in propane operations due to the sale of the four retail propane districts in Wyoming in February of fiscal 1998 and warmer weather than last year. Revenues from gas and electric marketing activities increased approximately 90% of which, 51% is from significantly higher volumes of natural gas sold and 39% is from the electric sales.

 Gross Margin
         Gross margins (operating revenues less cost of gas purchased and cost of gas trading) decreased approximately $275,000 in 1999. Regulatory gross margins increased approximately $445,000 even though degree-days were slightly warmer than the previous year in all the Company's utility operations. The increase in gross margin resulted from customer growth in all utility operations and allowed rate increases in the West Yellowstone and Cascade districts of EWM. Gross margins from propane operations decreased approximately $410,000 from the sale of the propane properties in fiscal 1998 and warmer weather experienced in all of its operating divisions in fiscal 1999. EWR had lower gross margins of $390,000 of which, gas marketing decreased by $520,000 due to significantly higher natural gas prices in Canada and Montana. This was partially offset by electric gross margins totaling $115,000.

Operating Income
         Operating income decreased by approximately $510,000. Regulated operations had an increase of $75,000, however propane operations had a decrease of $200,000 and energy marketing had a decrease of $420,000. The increased operating income from regulated operations resulted from higher gross margin of $445,000 offset by higher operating expenses of $300,000 primarily due to inflationary trends and additional staff added for safety operations of the Company. Taxes other than income increased approximately $70,000, of which, approximately $50,000 was due to an unfavorable settlement of a sales and use tax audit related to the Company's Arizona operations. The decreased operating income from propane operations was due to a $410,000 decrease in gross margins offset by lower operating expenses of $200,000 both of which are related to the sale of the properties in Wyoming. The decrease in operating income from the Company's energy marketing activities was primarily due to the decrease in gross margin.

Other Expenses

         Operating expenses (excluding cost of gas sales) increased approximately $240,000 or 2% in 1999.

         The result of the changes, as detailed above, was a decrease in operating income from $3,753,000 in 1998 to $3,240,000 in 1999. However, interest expense decreased by $91,000 or 6% from $1,492,000 in fiscal 1999 compared to $1,583,000 in fiscal 1998. The decrease in interest expense was primarily due to improvement in cash generated from operating activities. Other income increased $698,000 from $209,000 in fiscal 1998 to $907,000 in fiscal 1999. The primary reasons for this increase were gains on derivative trading of $390,000, an increase in carrying costs on regulatory assets of $100,000 and a loss recognized in fiscal 1998 from the write-off of the investment in American Gas Finance Company, LLC of approximately $248,000.

Fiscal 1998 Compared to Fiscal 1997

Net Income
         The Company's net income for fiscal 1998 was $1,520,000 compared to $1,293,000 in fiscal 1997, an increase of $227,000 or 18%. This increase was primarily due to higher net income for EWP, of $168,000, resulting from a one-time capital gain from the sale of the propane properties. Net income also increased for EWR by $208,000 from higher gas trading margins due to favorable natural gas prices in Canada and Montana. Partially offsetting these increases was a decrease in net income from EWD of $244,000 related to the write-off of an investment in American Gas Finance Company, LLC. In addition, net income from utility operations increased by $95,000 due to higher other income from service and appliance sales and lower interest charges.

Revenue
         Operating revenues increased approximately 13%. Regulated revenues increased approximately 4% compared to the prior year from rate increases and customer growth in Energy West Arizona (EWA) and the West Yellowstone district of EWM. EWR's operating revenues increased approximately 90% from higher gas trading revenue due to expanded markets, customer growth and decreased natural gas prices. Partially offsetting this increase was a decrease in revenue for EWP of approximately 28% related to the sale of the propane properties.

Gross Margin
         Gross margins increased approximately $770,000 in 1998. Regulatory gross margins increased approximately $90,000 because of higher margins from propane vapor sales in EWA, due to a 17% rate increase and customer growth. In addition, higher margins from natural gas sales were achieved in the West Yellowstone district of EWM from customer growth and a rate increase. Partially offsetting these increases was a decrease in margins in the Energy West Montana
(EWM) and Energy West Wyoming (EWW), due to warmer weather than one year ago. Gross margin increased, for EWR, approximately $720,000 from much higher gas volumes sold and lower natural gas prices. These increases in gross margin were offset by lower gross margin in EWP because of the sale of the propane properties in Wyoming and warmer weather than one year ago.

Operating Income
         Operating income increased approximately $560,000 of which regulated operations had a decrease of $30,000, propane operations had an increase of $190,000 and energy marketing had an increase of $400,000. The higher gross margin of $88,000 was offset by higher operating expenses, due to normal inflationary trends and higher depreciation costs related to expansion of property, plant and equipment. The increase in operating income from propane operations occurred because operating expense reductions from the sale of the propane properties exceeded the reduction in margins generated by those offices. The increase in operating margin for energy marketing activities resulted from a gross margin increase of $720,000 partially offset by higher general, administrative and maintenance expenses of $340,000, due to staff expansion and training required, to service the growth in gas marketing operations.

Other Expenses
         Operating expenses (excluding cost of gas sales) increased approximately $200,000 or 2% in 1998. The primary reason for this increase was normal inflationary trends and increased depreciation due to expansion of property, plant and equipment.

         As a result of the above changes, operating income increased 17% from $3,196,000 in 1997 to $3,753,000 in 1998. Total interest expense for the Company was $1,583,000 for fiscal 1998, up from $1,525,000 in fiscal 1997, primarily due to an $8,000,000 debt issuance on August 15, 1997, which was used to pay down short-term debt. Other income decreased 56% from $325,000 in fiscal 1997 to $142,000 in fiscal 1998, primarily due to the write-off of the investment in American Gas Finance Company, LLC of approximately $248,000. This loss was partially offset by a one-time capital gain from the sale of the propane properties of approximately $136,000

-------------------------------------------------------------------------------

OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS
-----------------------------------------------------


                                                                 Years Ended June 30
                                                        1999              1998            1997
                                                                     (IN THOUSANDS)
Operating revenues:
  Energy West Montana                                   $17,693           $17,028         $17,133
  Energy West Wyoming                                     6,817             7,085           7,034
  Energy West Arizona                                     3,595             3,712           2,715
                                                 --------------- ----------------- ---------------

Total operating revenues                                 28,105            27,825          26,882
Gas purchased                                            16,885            17,047          16,193
                                                 --------------- ----------------- ---------------
Gross Margin                                             11,220            10,778          10,689
Operating expenses                                        8,644             8,273           8,155
Interest charges   (SEE NOTE BELOW)                       1,239             1,343           1,477
Other utility (income) expense                            (225)             (177)           (125)
Federal and state income taxes                              534               439             377
                                                 --------------- ----------------- ---------------

Net utility income                                       $1,028             $ 900           $ 805
                                                 --------------- ----------------- ---------------
                                                 --------------- ----------------- ---------------


         [INTEREST CHARGES FOR UTILITY AND NON-UTILITY OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

Fiscal 1999 Compared to Fiscal 1998

Revenues and Gross Margins

         Regulated revenues increased from $27,825,000 in fiscal 1998 to $28,105,000 in fiscal 1999 or 1%. Gas purchases decreased from approximately $17,047,000 in fiscal 1998 to $16,885,000 in fiscal 1999 or 1%. Regulated gross margin, which is defined as operating revenues less gas purchased, was approximately $11,220,000 for fiscal 1999 compared to approximately $10,778,000 in fiscal 1998.

         Overall revenues increased approximately $280,000 from fiscal 1998 primarily due to rate increases related to gas purchase adjustments and general rate increases for EWM operating entities. The increased revenue for EWM was partially offset by lower revenue for EWW and EWA due to warmer weather than one year ago. Utility margins increased $442,000 or 4%, because of higher margins from natural gas sales in EWM and slightly higher margins from propane vapor sales in EWA due to a change in regulations related to propane purchase adjustments. These increases were offset by lower margins from warmer weather in EWW. Annual degree-days were 2% warmer in EWM, 8% warmer in EWW and 9% warmer in EWA, than the same period one year ago.

Operating Expenses
         Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $8,644,000 for fiscal 1999, as compared to approximately $8,273,000 for fiscal 1998. The $370,000 or 4% increase in the period is due to normal inflationary trends, additional staff added for safety operations of the Company and higher vacation accruals. In addition, taxes other than income, which are included in operating expenses increased by about $50,000 from an unfavorable settlement of a sales and use tax audit related to the Arizona operations.

Interest Charges
         Interest charges allocable to the Company's utility divisions were approximately $1,239,000 in fiscal 1999, as compared to approximately $1,343,000 in fiscal 1998. The decrease in interest costs of $104,000 is primarily related to higher cash generated from operating activities.

Income Taxes
         State and federal income taxes for the Company's utility operations was approximately $534,000 in fiscal 1999, as compared to approximately $439,000 in fiscal 1998 primarily due to an increase in pre-tax earnings of approximately $250,000.

Fiscal 1998 Compared to Fiscal 1997

Revenues and Gross Margins

         Utility operating revenues in fiscal 1998 were approximately $27,825,000 compared to $26,882,000 in fiscal 1997 or 4%. Regulated gross margin, which is defined as operating revenues less gas purchased, was approximately $10,778,000 for fiscal 1998 compared to approximately $10,689,000 in fiscal 1997.

         Overall revenues increased by $943,000 primarily due to higher revenues of approximately $997,000 from greater propane vapor sales in EWA resulting from colder weather than previous year, from customer growth and from a 17% rate increase. Also contributing to the higher revenue was a 2% rate increase and customer growth in the West Yellowstone district of EWM. These increases were partially offset by lower revenues in the Great Falls district of EWM and in EWW, due to warmer weather than one year ago. Gas purchased costs increased from approximately $16,193,000 in fiscal 1997 to $17,047,000 in fiscal 1998 or 5%, primarily due to an increase in natural gas prices.

         Utility margins increased by only $89,000 or 1%. The higher margins from propane vapor sales in the EWA and natural gas sales in the West Yellowstone district, were mostly offset by lower margins from natural gas sales in EWM and EWW due to the warmer weather. The winter heating season was 12% colder than one year ago in EWA, but 17% warmer in EWM and 6% warmer in EWW, than the same period one year ago.

Operating Expenses
         Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $8,273,000 for fiscal 1998, as compared to approximately $8,155,000 for fiscal 1997. The 1% increase in the period is due to normal inflationary trends and higher depreciation costs, due to expansion of utility property, plant and equipment.

Interest Charges
         Interest charges allocable to the Company's utility divisions were approximately $1,343,000 in fiscal 1998, as compared to approximately $1,477,000 in fiscal 1997. Long-term debt increased and was used to pay down short-term debt, which decreased from the same period one year ago.

Income Taxes
         State and federal income taxes of the Company's utility divisions was approximately $439,000 in fiscal 1998, as compared to approximately $377,000 in fiscal 1997 primarily due to an increase in pre-tax earnings of approximately $175,000.
-------------------------------------------------------------------------------

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS
-----------------------------------------------------


                                                                       Years Ended June 30
                                                              1999              1998          1997
                                                                              (IN THOUSANDS)
ENERGY WEST PROPANE (EWP)
     Operating revenues                                       $3,569            $3,757        $ 5,200
     Cost of propane                                           1,693             1,525          2,943
     Operating expenses                                        1,462             1,664          1,875
     Other (income) expense-net                                 (178)             (204)           (92)
     Interest expense (SEE NOTE BELOW)                           168               198            171
     Federal and state income taxes                              152               208            106
                                                        ------------------ ------------------ -------------
               Net income                                     $  272            $  366        $   197
                                                        ------------------ ------------------ -------------
                                                        ------------------ ------------------ -------------




Fiscal 1999 Compared to Fiscal 1998

Revenues and Gross Margins
         Propane revenues decreased from $3,757,000 in fiscal 1998 to $3,569,000 in fiscal 1999. Propane purchases increased from $1,525,000 in fiscal 1998 to $1,693,000 in fiscal 1999. Correspondingly, gross margin decreased by $356,000 from $2,232,000 in fiscal 1998 to $1,876,000 in fiscal 1999. The decrease in revenue resulted primarily from the sale of retail propane properties, in February of fiscal 1998. However, greater propane wholesale sales of $306,000 mitigated the reduction in retail sales, from that sale. The gas cost increase and margin decrease were also directly attributable to the change in the mix of retail to wholesale propane sales. The margin per gallon for wholesale gallons sold are substantially less than margin per gallon for retail gallons sold. Also, contributing to the decrease in gross margin was warmer weather than last year throughout the Company's propane operations.

Other Income
          In fiscal 1999 and in fiscal 1998 EWP had capital gains from the sale of operating entities or land and buildings. The decrease in other income in fiscal 1999 compared to fiscal 1998 is directly related to these sales. Specifically, there was a one-time capital gain of approximately $95,000 from the sale of property in Wyoming in fiscal 1999. In fiscal 1998 approximately $125,000 of EWP's other income was attributable to a one-time capital gain on the sale of four district retail propane offices in Wyoming.

Expenses for Operations, Interest and Income Taxes
          Operating expenses for propane operations decreased from approximately $1,664,000 in fiscal 1998 to approximately $1,462,000 in fiscal 1999 for a decrease of $202,000. The decrease in operating expenses was primarily related to the sale of the retail properties in fiscal 1998. Interest charges allocable to the Company's propane divisions were approximately $168,000 in fiscal 1999 compared to approximately $198,000 in fiscal 1998. This decrease of $30,000 is primarily related to lower investments in property, plant and equipment related to the property sales in fiscal 1998 and fiscal 1999. State and federal income taxes decreased approximately $56,000 from fiscal 1998 to fiscal 1999, primarily due to lower pre-tax earnings in fiscal 1999.

Fiscal 1998 Compared to Fiscal 1997

Revenues and Gross Margins
         Propane revenues decreased from $5,200,000 in fiscal 1997 to $3,757,000 in fiscal 1998. Propane purchases decreased from $2,943,000 in fiscal 1997 to $1,525,000 in fiscal 1998. These decreases occurred primarily because of the sale of the propane properties. However, gross margin only decreased by $18,000 primarily because of colder weather in EWP's operations in Arizona and customer growth experienced in the Arizona and Montana propane operations.

Other Income
         Other income increased by $112,000 from fiscal 1997 to fiscal 1998. The primary reason for this increase was a one-time capital gain, of approximately $125,000, from the sale of the propane properties.

Expenses for Operations, Interest and Income Taxes
          Operating expenses for propane operations decreased from approximately $1,875,000 in fiscal 1997 to approximately $1,664,000 in fiscal 1998, a decrease of $211,000. The decrease in operating expenses was primarily related to the sale of the propane properties in fiscal 1998. Interest charges allocable to the Company's propane divisions were approximately $198,000 in fiscal 1998 compared to approximately $171,000 in fiscal 1997. The higher interest costs was primarily due to increased propane inventory, as a result of the growth in EWP's wholesale propane operations. State and federal income taxes increased to approximately $208,000 for fiscal 1998 from $106,000 due to higher pre-tax income in RMF this year of approximately $270,000.
-------------------------------------------------------------------------------

OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING OPERATIONS
--------------------------------------------------------------


                                                                        Years Ended June 30
                                                              1999              1998              1997
                                                                             (IN THOUSANDS)
ENERGY WEST RESOURCES (EWR)

     Operating revenues                                     $    --           $    --             $  42
     Gas & electric trading revenue                          21,643            11,383             5,993
     Cost of gas & electric trading                          20,850            10,185             5,560
     Operating expenses                                         637               570               251
     Other (income) expense-net                               (355)               (4)             (120)
      Federal and state income taxes                            247               234               154
                                                        ------------------ ------------------ --------------
               Net income                                     $ 264              $ 398             $ 190
                                                        ------------------ ------------------ --------------
                                                        ------------------ ------------------ --------------


Fiscal 1999 Compared to Fiscal 1998

Revenues and Gross Margins
         Gas marketing revenues increased from approximately $11,383,000 in fiscal 1998 to $17,168,000 in fiscal 1999. Cost of gas increased from $10,185,000 in fiscal 1998 to $16,490,000 in fiscal 1999. However, gross margin decreased by $520,000 from $1,198,000 in fiscal 1998 to $678,000 in fiscal 1999.
The increase in revenue resulted primarily from greater gas volumes sold due to higher market capture in fiscal 1999 compared to fiscal 1998. The higher cost of gas occurred because of greater gas volumes sold and from significantly higher prices, for gas purchases, in Canada and Montana. The higher cost of gas was the most significant factor affecting the decrease in gross margin. The Company had its first electric marketing sales in fiscal 1999. The revenues and cost of electricity associated with these electric sales were approximately $4,475,000 and $4,360,000, respectively. The resulting margin from these sales was $115,000.

Other Income
           Other income increased by approximately $351,000 in fiscal 1999 when compared to fiscal 1998. This increase was directly related to mark-to-market gains associated with gas trading derivative activities.

Expenses for Operations, Interest and Income Taxes
          Operating expenses related to energy marketing activities increased from approximately $570,000 in fiscal 1998 to approximately $638,000 in fiscal 1999, an increase of $67,000. The increase in operating expenses is primarily due to inflationary trends, staff expansion and training costs required to serve the growth in marketing activity. Interest charges allocable to EWR increased by approximately $50,000 from fiscal 1998 to fiscal 1999. This increase is related to higher working capital required to finance gas inventory and an increase in accounts receivable due to increased sales of gas and electricity. State and federal income taxes increased approximately $10,000 from fiscal 1998 to fiscal 1999.

Fiscal 1998 Compared to Fiscal 1997

Revenues and Gross Margins
         Gas marketing revenues increased from approximately $5,993,000 in fiscal 1997 to $11,383,000 in fiscal 1998. Cost of gas increased from $5,560,000 in fiscal 1997 to $10,185,000 in fiscal 1998. Consequently, gross margin increased by $723,000 from fiscal 1997 to fiscal 1998. The increase in revenue and cost of gas resulted primarily from greater gas volumes sold due to higher market capture and an increase in customers in fiscal 1998 compared to fiscal 1997. The increase in gross margin was a result of greater gas volumes sold and from lower prices, for gas purchases, in Canada and Montana.

Expenses for Operations, Interest and Income Taxes
          Operating expenses related to energy marketing activities increased from approximately $251,000 in fiscal 1997 to approximately $570,000 in fiscal 1998. This increase in operating expenses was related to staff expansion and training costs required to serve the growth in marketing activity. Interest charges increased approximately $116,000, due to increased gas storage inventory purchases in fiscal 1998. State and federal income taxes increased in fiscal 1998 to approximately $234,000 from $154,000 in fiscal 1997, due to increased pre-tax income of approximately $288,000.
-------------------------------------------------------------------------------

OPERATING RESULTS OF THE COMPANY'S OTHER OPERATIONS
---------------------------------------------------


                                                                    Years Ended June 30
                                                            1999             1998          1997
                                                                       (IN THOUSANDS)
ENERGY WEST DEVELOPMENT (EWD)
     Operating revenues                                   $  144              $98         $  97
     Operating expenses                                       50               47            43
     Other (income) expense-net                              (3)              284         (113)
     Interest expense (SEE NOTE BELOW)                        30                0             0
     Federal and state income taxes (benefit)                 44             (89)            67
                                                        ---------- ------------------ --------------
     Net income (loss)                                      $ 23        ($   144)         $ 100
                                                        ---------- ------------------ --------------
                                                        ---------- ------------------ --------------



         Currently the other operations of the Company are primarily related to EWD, the Company's real estate development subsidiary. In fiscal 1999, EWD's net income was approximately $23,000 as compared to a net loss of ($144,000). The primary difference in net income is due a to pre-tax cash settlement of $45,000 upon final dissolution of Gas Finco, a financing subsidiary of the American Gas Association as compared to a pre-tax write-off of $250,000 from the Company's investment in Gas Finco. In fiscal 1998, EWD's net loss of approximately ($144,000) as compared to net income of $100,000 for fiscal 1997, was primarily due to the write-off of the Company's investment in Gas Finco.

Liquidity and Capital Resources
         The Company's operating capital needs, as well as dividend payments and capital expenditures are generally funded through cash flow from operating activities, short-term borrowing and liquidation of temporary cash investments. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term. As the short-term debt balance significantly exceeds working capital requirements, the Company has issued long-term debt or equity securities to pay down short-term debt.

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

         At June 30, 1999, the Company had $19,000,000 in bank lines of credit. There was no borrowing under these credit agreements at June 30, 1999. The short-term borrowings for fiscal 1999 had a daily weighted average interest rate of 7.16%. The Company had outstanding letters of credit totaling $3,450,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in a reduction in borrowing capacity to $15,550,000.

CASH FLOW ANALYSIS

Fiscal 1999 Compared to Fiscal 1998

         The Company provided net cash in operating activities for fiscal 1999 of approximately $6,275,000 as compared to net cash provided from operating activities of approximately $4,960,000 for fiscal 1998. This increase in cash provided by operating activities of $1,315,000 was primarily due to lower working capital requirements of approximately $1,220,000. The decrease in working capital requirements resulted primarily from lower natural gas inventory somewhat offset by an increase in recoverable cost of gas purchases. The required quantity for natural gas inventory is lower because of open access, approved by the Montana Public Service Commission, for the Great Falls district of EWM. Regulatory treatment of natural gas inventory pricing has the affect of increasing recoverable cost of gas purchases, as inventory levels decline. The lower inventory also impacts the increase in recoverable cost of gas purchases. Other significant impacts on lower working capital were an increase in accounts payable of approximately $750,000 offset by higher accounts receivable of approximately $430,000 primarily due to greater natural gas revenues and the Company's first electric sales by EWR.

         Net income and non-cash transactions affecting net income improved cash generated from operations by approximately $100,000. The most significant items affecting this increase were higher net income of $70,000, less gains from the sale of assets of $90,000 and greater deferred income taxes of $225,000. These increases were offset by the write-off of an investment in American Gas Finance Co. of $250,000 in fiscal 1998.

         Cash used in investing activities was approximately $3,240,000 in fiscal 1999 compared to approximately $1,590,000 in fiscal 1998, an increase of $1,650,000. This increase was primarily due to higher construction expenditures for capital projects of approximately $720,000, a decrease in the proceeds from the sale of assets of approximately $950,000 and a net decrease in proceeds from customer advances for construction and contributions in aid of construction of approximately $180,000. These increases were offset by lower loans to customers, recorded as notes receivable, of approximately $190,000.

         Cash used in financing activities was approximately $2,860,000 in fiscal 1999 compared to approximately $3,460,000 in fiscal 1998, a decrease of $600,000. The primary reasons for the decrease are lower principal payments on notes payable of $8,490,000 mostly offset by proceeds, from a long-term debt issuance in fiscal 1998 of approximately $7,540,000 resulting in a net decrease of $940,000. These decreases are offset by higher dividends paid of approximately $140,000 and lower sales of common stock through the Company's Dividend Reinvestment Plan and the Company's Incentive Stock Option Plan of approximately $160,000.

Fiscal 1998 Compared to Fiscal 1997

         The Company provided net cash in operating activities for fiscal 1998 of approximately $4,960,000 as compared to net cash used in operating activities of approximately $900,000 for fiscal 1997. This increase in cash provided by operating activities of approximately $5,860,000 was primarily due to lower working capital requirements of approximately $5,650,000 due to the following:
1) decreased purchases of natural gas inventory, 2) higher gas purchases payable, 3) smaller increase in utility unrecovered gas costs due to gas tracker increases in fiscal 1998, 4) reduced prepaid items primarily related to a prepaid gas contract, 5) and in other assets and liabilities, increased working capital due to increased incentives in fiscal 1998, higher accrued interest, higher employee benefits and accrued vacation, offset partially by a change in refundable income tax payments, an increase in regulatory assets and an increase in accounts receivable.

         Higher net income of approximately $225,000, higher depreciation and amortization costs of $90,000, the gain on the sale of marketable securities last year of approximately $100,000 and the write-off of an investment in American Gas Finance Co. of $250,000, increased cash provided by operating activities, offset partially by a decrease in the gain and deferred gain on the sale of assets of approximately $190,000 and lower deferred income taxes of approximately $275,000.

         Cash used in investing activities was approximately $1,590,000 in fiscal 1998, as compared to approximately $2,820,000 in fiscal 1997, a decrease of approximately $1,230,000 primarily due to lower construction expenditures for capital projects of approximately $190,000, an investment of $250,000 in a financing operation of the American Gas Association in 1997, the sale of property, plant & equipment in Wyoming of approximately $1,090,000 this year and increased proceeds from customer advances for and contributions in aid of construction of approximately $165,000, partially offset by the proceeds of the sale of marketable equity securities in 1997 of approximately $275,000 and an increase in notes receivable of approximately $200,000.

         Cash used in financing activities was approximately $3,460,000 in fiscal 1998, as compared to cash provided by financing activities of approximately $3,150,000 in fiscal 1997, a decrease of approximately $6,600,000 primarily due to an increase in dividends paid of approximately $165,000, increased principal payments on notes payable of approximately $14,140,000, partially offset by proceeds of long-term debt of approximately $7,540,000 and increased sale of common stock through the Company's Dividend Reinvestment Plan and the Company's Incentive Stock Option Plan of approximately $155,000.

Capital Expenditures

         Capital expenditures of the Company are primarily for expansion and improvement of its regulated utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3.7 million in fiscal 1999, $3.0 million for fiscal 1998 and $3.2 million in fiscal 1997. During fiscal 1999, approximately $2.9 million was expended for system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $.7 million was expended for bulk tanks, customer tanks and equipment for the propane operating entities. Capital expenditures are expected to be approximately $4.9 million in fiscal 2000, including approximately $3.8 million for continued system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $.7 million is expected to be expended for bulk tanks, customer tanks and equipment for the propane operating entities with the balance of $.4 million to be expended for energy marketing. Included in the above expenditures is approximately $.5 million for the development and implementation of a new billing system to facilitate billing for open access opportunities in the Company's service territories and to consolidate all existing billing systems into one system. The Company continues to evaluate opportunities to expand its existing businesses from time to time.

         The major factors which will affect the Company's future results include general and regional economic conditions, weather, customer retention and growth, the ability to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, and continued access to capital markets. In addition, changes in the competitive environment particularly related to the Company's propane and energy marketing segments could have a significant impact on the performance of the Company.

         The regulatory structure, which has historically embraced the gas industry, is in the process of transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition and will continue to impose additional pressure on the Company's ability to retain customers and to maintain current rate levels. The changes in the gas industry have allowed commercial and industrial customers to negotiate their own gas purchases directly with producers or brokers. To date, the changes in the gas industry have not had a negative impact on earnings or cash flow of the Company's regulated segment.

         The accounts and rates of the Company's regulated segment is subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's regulated segment maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's regulated segments differs in certain respects from application by the non-regulated segment and other non-regulated businesses. The regulated segment prepares its financial statements in accordance with Statement of Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). In general, SFAS 71 recognizes, that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, which will be amortized over various periods of time. The costs deferred are further described in the Company's financial statements and the notes thereto. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's regulated segment were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations, that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.

SEC Ratio of Earnings to Fixed Charges

         For the twelve months ended June 30, 1999, 1998 and 1997, the Company's ratio of earnings to fixed charges was 2.45, 2.25 and 2.11 times, respectively. Fixed charges include interest related to long-term debt, short-term borrowing, certain lease obligations and other current liabilities.

Inflation

         Capital intensive businesses, such as the Company's regulated utility operations, are significantly affected by long-term inflation. Neither depreciation charges against earnings nor the rate-making process reflect the replacement cost of utility plant. However, based on past practices of regulators, these businesses will be allowed to recover and earn on the actual cost of their investment in the replacement or upgrade of plant. Although prices for natural gas may fluctuate, earnings are not impacted because gas cost tracking procedures semi-annually balance gas costs collected from customers with the costs of supplying natural gas. The Company believes that the effects of inflation, at currently anticipated levels, will not significantly affect results of operations.

Accounting for Income Taxes

         Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, Accounting for Income Taxes. The cumulative effect of adopting Statement No. 109 created a regulatory asset and a regulatory liability for regulated operations, representing the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No. 109. For the Year ended June 30, 1999, changes in certain assets and liabilities resulted in an increase in regulatory assets of $51,109 and a decrease in regulatory liabilities of $13,160 for regulated entities, resulting in ending balances of $641,559 and $122,641, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 5 to the Consolidated Financial Statements for additional information.

Postretirement Benefits Other Than Pensions

         The Company adopted, effective July 1, 1993, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post 65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 1999 and 1998 was $274,560 and $293,600, respectively, of which $234,100 in 1999 and $250,800 in 1998 is related to the regulated utility operations. The transition obligation was accrued as a deferred charge and will be amortized over 20 years. Substantially the entire transition obligation is for the future cost of benefits to active employees.

         The Company made a change to the plan, effective July 1, 1996 allowing pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The increased liability from this change is $269,200. The prior service obligation associated with this plan change at June 30, 1999 and 1998 was $216,120 and $233,400, respectively, of which $178,520 in 1999 and $193,300 in 1998 is related to regulated utility operations. The prior service obligation was accrued as a deferred charge and will be amortized over fifteen years. The Company expects regulators in Montana and Wyoming to allow recovery of the additional costs associated with this plan change. The adoption of SFAS No. 106 did not have a significant effect upon results of operations. See Note 4 to the Consolidated Financial Statements for additional information.

Environmental Issues

         The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products, which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality (MDEQ) formerly known as the Montana Department of Health and Environmental Science ("MDHES") in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999 the Company received final approval from the DEQ for its plan for remediation of soil contaminants. The Company is in the process of implementing that plan. The Company and its consultants continue their work with the DEQ relating to the remediation plan for water contaminants.

         At June 30, 1999 the costs incurred in evaluating this site and beginning to make remediation have totaled approximately $1,267,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 1999 that recovery mechanism had generated approximately $742,000. The
Company expects to recover the full amount expended through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ for its water remediation.

Year 2000

         The Y2K issue relates to the ability of systems, including hardware, software and embedded technology, to properly interpret date information relating to the Year 2000 and beyond. Any of the Company's computer systems and embedded microprocessors that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000 (Y2K). This could result in a system failure or miscalculations causing disruptions in operations. Some possible affects include the inability to process transactions, send billing statements to customers, or similar normal business activities.

         The Company has formed a Y2K committee consisting of management, information technology and operations personnel to address its Y2K compliance issues. This committee meets weekly and is charged with the task of managing the Y2K compliance effort.

         The Company has completed its internal remediation and testing of mission critical hardware, software and embedded technology systems. For components of mission critical systems, which the Company could not test, the Company has contacted those manufacturers and providers of those components with regards to their Y2K readiness. To date, the Company's testing and remediation efforts have not revealed any Y2K compliance problems related to mission critical systems. Also, to date, responses from manufacturers or providers of mission critical components have indicated any Y2K compliance problems. However, no assurance can be given that all mission critical components have been identified, to date. Therefore, the Company will continue its Y2K committee weekly meetings and will continue to review mission critical systems for Y2K compliance well into the Year 2000.

         The Company has had formal communications with all of its mission critical suppliers, gas and electric transmission companies and large customers, to determine the extent to which the Company's interface systems are vulnerable to third parties' failure. To date, there have been no responses, received from these suppliers or customers, indicating their systems would not be Y2K compliant by December 31, 1999. The Company has determined it has no exposure contingencies related to the Y2K issue for the products it has sold.

         The Company's total Y2K project costs and estimates include the estimated costs and time associated with the impact of third party Y2K issues based on presently available information. Total Y2K assessment, remediation and testing costs, incurred to date, have been approximately $75,000, most of which are internal personnel costs. Although it is not currently possible to estimate the total costs for any required modifications, it is not expected to exceed $150,000, and therefore, it would not have a material impact on the Company's current financial position, liquidity or results of operations.

         The Company has begun development of contingency plans specific to the Y2K issue, which is expected to be complete by October 1999. However the Company has emergency plans in place as part of its normal safety plans, which address system outages. The Company plans to utilize these emergency plans as the basis for the Y2K contingency plans. The Company plans to have emergency staff on-site or on call, prior to and after the Y2K rollover on December 31, 1999. Emergency personnel are also aware that vacations will not be taken around this sensitive time.

         The preceding paragraph is a disclosure provided pursuant to the Year 2000 Information and Readiness Disclosure Act.

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

Supplementary Data (Unaudited)
Consolidated Quarterly Financial Data
 ( In thousands, except per share data)



                                       FIRST    SECOND     THIRD    FOURTH
                                      QUARTER   QUARTER   QUARTER   QUARTER
FISCAL YEAR 1999
----------------
Revenues                               $9,061   $17,115   $17,749    $9,536
Operating income (loss)                $(893)    $1,315    $2,265      $553
Net income (loss)                      $(685)      $751    $1,290      $231
Net income (loss) per share           $(0.28)     $0.31     $0.53     $0.10

FISCAL YEAR 1998
----------------
Revenues                               $5,225   $14,642   $15,921    $7,276
Operating income (loss)                $(744)    $1,615    $2,437      $445
Net income (loss)                      $(681)      $816    $1,442     $(57)
Net income (loss) per share           $(0.29)     $0.35     $0.60   $(0.02)


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis and other portions of this annual report contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the statement that the total cost of changes required to achieve a year 2000 date conversion are not expected to have a material effect on the Company's financial statements. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors


The Board of Directors

Energy West Incorporated

We have audited the accompanying consolidated balance sheets of Energy West Incorporated and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy West Incorporated and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                               Ernst & Young LLP

  Salt Lake City, Utah
  August 20, 1999

                    Energy West Incorporated and Subsidiaries

                           Consolidated Balance Sheets


                                                                             JUNE 30
                                                                      1999             1998
                                                               ------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                    $       225,970    $       58,006
   Accounts receivable, less allowances for
     uncollectible accounts of  $84,538 ($98,761
     at June 30, 1998)                                                6,033,820         4,504,235
   Natural gas and propane inventory                                  1,423,910         4,669,933
   Materials and supplies                                               627,046           556,077
   Prepayments and other                                                154,643           147,091
   Refundable income tax payments                                       122,202           464,155
   Recoverable costs of gas purchases                                 2,840,975         1,926,749
                                                               -----------------------------------
Total current assets                                                 11,428,566        12,326,246

Investments                                                                  --             3,365

Notes receivable due after one year                                     188,446           192,192

Property, plant and equipment                                        50,913,383        47,620,125
Less accumulated depreciation and amortization                       21,541,657        20,048,221
                                                               -----------------------------------
Net property, plant and equipment                                    29,371,726        27,571,904

Deferred charges:
   Net unamortized debt issue costs                                   1,112,081         1,232,561
   Regulatory assets for income taxes                                   641,559           590,450
   Unrecognized postretirement obligation                               490,679           526,975
   Other regulated assets                                               765,529           453,615
   Other assets                                                         202,385           163,358
                                                               ------------------------------------
Total deferred charges                                                3,212,233         2,966,959



                                                               ------------------------------------
Total Assets                                                        $44,200,971       $43,060,666
                                                               ------------------------------------
                                                               ------------------------------------


                                                                                 JUNE 30
                                                                          1999              1998
                                                                   -------------------------------------
CAPITALIZATION AND LIABILITIES
Current liabilities:
   Long-term debt due within one year                                $       430,723   $      413,032
   Notes payable                                                                  --        1,442,982
   Accounts payable-gas and electric purchases                             3,522,655        2,029,703
   Accounts payable-other                                                    679,288          556,311
   Payable to employee benefit plans                                         641,721          564,642
   Accrued vacation                                                          393,256          318,354
   Other current liabilities                                                 611,672          810,919
   Deferred income taxes-current                                             950,446          608,890
                                                                    ---------------------------------------
Total current liabilities                                                  7,229,761        6,744,833

Other:

   Deferred income taxes                                                   3,565,085        3,327,760
   Deferred investment tax credits                                           439,655          460,716
   Contributions in aid of construction                                      938,572          894,768
   Customer advances for construction                                        658,867          514,062
   Accumulated postretirement obligation                                     647,214          659,594
   Regulatory liability for income taxes                                     122,641          135,801
   Deferred gain on sale-leaseback of assets                                 165,407          189,035
   Other                                                                      61,754           44,775
                                                                    ---------------------------------------
Total other                                                                6,599,195        6,226,511

Long-term debt (less amounts due within
   one year)                                                              16,840,000       17,278,033

Commitments and contingencies

Stockholders' equity:
   Preferred stock $.15 par value:
     Authorized 1,500,000 shares;
     Outstanding-none
   Common stock $.15 par value:
     Authorized 3,500,000 shares;
     Outstanding 2,433,740 shares (2,403,190 shares
       at June 30, 1998)                                                     365,065          360,481
   Capital in excess of par value                                          3,560,541        3,286,228
     Retained earnings                                                     9,606,409        9,164,580
                                                                    ---------------------------------------
   Total stockholders' equity                                             13,532,015       12,811,289
                                                                    ---------------------------------------
   Total capitalization                                                   30,372,015       30,089,322
                                                                    ---------------------------------------
   Total capitalization and liabilities                                  $44,200,971      $43,060,666
                                                                    ---------------------------------------
                                                                    ---------------------------------------


SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries

                        Consolidated Statements of Income


                                                                       YEAR ENDED JUNE 30
                                                          1999              1998              1997
                                                   -------------------------------------------------------
Operating revenue:
   Utilities                                             $28,105,077        $27,824,360      $26,882,248
   Propane operations                                      3,568,594          3,757,742        5,242,053
   Gas & electric trading                                 21,643,071         11,383,019        5,993,668
   Other                                                     143,844             98,500           97,500
                                                   -------------------------------------------------------
Total operating revenue                                   53,460,586         43,063,621       38,215,469

Operating expenses:
   Gas purchased                                          18,577,797         18,571,808       19,136,723
   Gas & electric trading                                 20,850,052         10,184,855        5,538,847
   Distribution, general and administrative                7,920,711          7,696,928        7,498,467
   Maintenance                                               469,021            496,545          496,721
   Depreciation and amortization                           1,694,895          1,732,394        1,689,082
   Taxes other than income                                   708,354            628,183          660,133
                                                   -------------------------------------------------------
Total operating expenses                                  50,220,830         39,310,713       35,019,973
                                                   -------------------------------------------------------
Operating income                                           3,239,756          3,752,908        3,195,496

Other income, net                                            816,874            142,574          325,334
                                                   -------------------------------------------------------
Income before interest charges and
   income taxes                                            4,056,630          3,895,482        3,520,830

Interest charges:
   Long-term debt                                          1,258,810          1,216,190          700,484
   Short-term and other                                      233,747            367,073          824,100
                                                   -------------------------------------------------------
Total interest charges                                     1,492,557          1,583,263        1,524,584
                                                   -------------------------------------------------------
Income before income taxes                                 2,564,073          2,312,219        1,996,246
Provision for income taxes                                   976,760            792,129          703,472
                                                   -------------------------------------------------------
Net income                                           $     1,587,313    $     1,520,090 $      1,292,774
                                                   -------------------------------------------------------
                                                   -------------------------------------------------------
Basic and diluted earnings per
   Common share                                           $.66              $.64              $.55


SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                     CAPITAL IN
                                                           COMMON     EXCESS OF      RETAINED
                                                           STOCK      PAR VALUE      EARNINGS        TOTAL
                                                     ----------------------------------------------------------
Balance at June 30, 1996                                 $348,198    $2,635,540    $8,416,119     $11,399,857

   Exercise of stock options into 980 shares of
     common stock at $6.50 to $7.13 per share                 147         6,773            --           6,920
   Sale of 20,692 shares of common stock at $8.38
     to $8.50 per share under the Company's
     dividend reinvestment plan                             3,104       171,466            --         174,570
   Issuance of 14,490 shares of common stock to
     ESOP at an estimated value of $8.38 per share          2,174       119,183            --         121,357
   Net income for the year ended June 30, 1997                 --            --     1,292,774       1,292,774
   Dividends on common stock-$.425 per share                   --            --      (998,544)       (998,544)
                                                     ----------------------------------------------------------
Balance at June 30, 1997                                  353,623     2,932,962     8,710,349      11,996,934

   Exercise of stock options into 22,908 shares of
     common stock at $6.375 to $7.125 per share             3,436       157,948            --         161,384
   Sale of 8,095 shares of common stock at $8.846
     to $9.004 per share under the Company's
     dividend reinvestment plan                             1,214        71,071            --          72,285
   Issuance of 11,639 shares of common stock to
     ESOP at estimated fair value of $8.645 per
     share                                                  1,746        98,869            --         100,615
   Issuance of 3,078 shares of common stock at
     $8.395 per share under the Company's
     deferred board stock compensation plan                   462        25,378            --          25,840
   Net income for the year ended June 30, 1998                 --            --     1,520,090       1,520,090
   Dividends on common stock-$.445 per share                   --            --    (1,065,859)     (1,065,859)
                                                     ----------------------------------------------------------
Balance at June 30, 1998                                  360,481     3,286,228     9,164,580      12,811,289

   Exercise of stock options into 100 shares of
     common stock at $9.00 per share                           15           885            --             900
   Sale of 15,011 shares of common stock at $8.625
     to $9.688 per share under the Company's
     dividend reinvestment plan                             2,253       132,533            --         134,786
   Issuance of 13,738 shares of common stock to
     ESOP at estimated fair value of $9.310 per
     share                                                  2,061       125,840            --         127,901
   Issuance of 1,701 shares of common stock at
     $9.00 per share under the Company's Deferred
     Board stock compensation plan                            255        15,055            --          15,310
   Net income for the year ended June 30, 1999                 --            --     1,587,313       1,587,313
   Dividends on common stock-$.445 per share                   --            --    (1,145,484)     (1,145,484)
                                                     ----------------------------------------------------------
Balance at June 30, 1999                                 $365,065    $3,560,541    $9,606,409     $13,532,015
                                                     ----------------------------------------------------------
                                                     ----------------------------------------------------------


                             SEE ACCOMPANYING NOTES.

                    Energy West Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                       YEAR ENDED JUNE 30
                                                           1999               1998               1997
                                                   -----------------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $    1,587,313      $  1,520,090        $   1,292,774
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                         1,948,408         1,986,224            1,893,368
     Write-off of investment in Gas Finco                          -           250,000
     Gain on sale of assets                                 (121,416)         (211,465)             (24,484)
     Gain on sale of marketable equity
       securities                                                  -                 -             (100,526)
     Investment tax credit                                   (21,061)          (21,063)             (21,062)
     Deferred gain on sale of assets                         (23,628)          (23,628)             (23,628)
     Deferred income taxes                                   578,881           353,438              629,643
     Changes in operating assets and
       liabilities:
         Accounts receivable                              (1,529,585)       (1,101,707)              83,800
         Natural gas and propane
           inventory                                       3,246,023         1,122,584           (3,591,739)
         Accounts payable                                  1,615,928           864,460             (331,839)
         Recoverable costs of gas
           purchases                                        (914,226)         (253,464)            (719,893)
         Prepaid gas                                          (7,552)          371,413               83,923
         Other assets and liabilities                        (84,916)          102,488              (71,364)
                                                   -----------------------------------------------------------
Net cash provided by (used in) operating
   activities                                              6,274,169         4,959,370             (901,027)

INVESTING ACTIVITIES
Construction expenditures                                 (3,731,125)       (3,014,020)          (3,207,200)
Increase in investments                                            -                 -             (250,000)
Increase in notes receivable                                 (13,200)         (200,000)                   -
Proceeds from sale of assets                                 298,378         1,247,601              153,716
Proceeds from sale of marketable equity
   securities                                                      -                 -              273,572
Collection of long-term notes                                 16,946            10,345                6,653
Customer advances for construction                           144,804           347,374              (23,954)
Increase from contributions in aid of
construction                                                  43,805            22,025              228,468
                                                   -----------------------------------------------------------
Net cash used in investing activities                    $(3,240,392)      $(1,586,675)         $(2,818,745)

                                                                   YEAR ENDED JUNE 30
                                                       1999               1998               1997
                                                ----------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                    $             -    $     8,000,000    $              -
Debt issuance and reacquisition costs                         -           (458,642)                  -
Payment of long-term debt                              (413,033)          (361,959)           (361,959)
Proceeds from notes payable                          29,231,484         22,346,120          32,512,000
Repayment of notes payable                          (30,674,466)       (32,283,139)        (28,307,000)
Sale of common stock                                        900            161,384               6,920
Dividends paid                                       (1,010,698)          (867,118)           (702,617)
                                                ----------------------------------------------------------
Net cash provided by (used in) financing
   activities                                        (2,865,813)        (3,463,354)          3,147,344
                                                ----------------------------------------------------------

Net increase (decrease) in cash and
   cash equivalents                                     167,964            (90,659)           (572,428)
Cash and cash equivalents at
   beginning of year                                     58,006            148,665             721,093
                                                ----------------------------------------------------------
Cash and cash equivalents at
   end of year                                  $       225,970    $        58,006    $        148,665
                                                ----------------------------------------------------------
                                                ----------------------------------------------------------

Supplemental disclosures of cash
   flow information:
     Cash paid (received) for:
       Interest                                 $     1,444,943    $     1,536,402    $      1,528,441
       Income taxes                             $       (38,319)   $       862,000    $        169,546

Noncash financing activities:
   Dividend reinvestment and compensation plan  $       134,786    $        98,125    $        174,570
   ESOP shares issued                           $       127,901    $       100,615    $        121,357


SEE ACCOMPANYING NOTES.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1. PRINCIPAL ACCOUNTING POLICIES

GENERAL

Energy West Incorporated (the "Company") operates principally in a single business segment as a distributor of natural gas and propane to residential and commercial customers. The entities falling under the Energy West Incorporated heading include Energy West Montana Great Falls, Cascade and West Yellowstone (formerly Great Falls Gas, Cascade Gas and West Yellowstone Gas), Energy West Wyoming (Formerly Cody Gas), and Energy West Arizona (formerly Broken Bow Gas). These natural gas and propane vapor distribution operations are regulated by the Montana Public Service Commission ("MPSC"), the Wyoming Public Service Commission ("WPSC") and the Arizona Corporation Commission ("ACC"). Accordingly, most of the Company's accounting policies are subject to the requirements set forth in the Federal Energy Regulatory Commission's Uniform System of Accounts. In some cases, because of the rate making process, these accounting policies differ from those used by nonregulated operations. Bulk propane distribution is a nonregulated operation.

CONSOLIDATED SUBSIDIARIES

The consolidated financial statements include three wholly-owned, nonregulated subsidiaries - Energy West Resources, Inc., Energy West Propane, Inc., (formerly Rocky Mountain Fuels, Inc.) and Energy West Development, Inc. (formerly Montana Sun, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Energy West Resources, Inc. ("EWR") is a gas and electricity marketing operation. Its principal assets are capitalized storage field costs and inventory. EWR primarily markets gas and electricity to industrial and commercial customers (businesses using over 5,000 Mcf of natural gas annually). EWR began its electric marketing activities in January 1999.

Energy West Propane, Inc. ("EWP") is a bulk retail and wholesale liquid propane sales operation. Its principal assets include bulk storage and customer tanks, delivery trucks, and related equipment.

Energy West Development, Inc.'s ("EWD") operating activities consist of commercial real estate development. Its significant assets consist of real estate held for future sale.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURAL GAS AND PROPANE INVENTORY

Natural gas inventory and propane inventory are stated at the lower of weighted average cost or net realizable value except for Energy West Montana Great Falls, which is stated at the rate approved by the MPSC, which includes transportation costs.

RECOVERABLE COSTS OF GAS PURCHASES

Differences between the costs of gas approved by regulators in the Company's rate structure and actual gas costs are accounted for as a current asset or liability, as applicable. These differences are recovered or refunded, as applicable, in future periods by adjustment of the Company's rates.

PROPERTY, PLANT AND EQUIPMENT

Additions to property, plant and equipment are recorded at original cost when placed in service. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives or the units-of-production method, as applicable, at various rates averaging approximately 3.38%, 3.66% and 3.7% during the years ended June 30, 1999, 1998 and 1997, respectively.

GAS REVENUE AND COST RECOGNITION

The Company's business activities include the buying and selling of natural gas. The Company recognizes revenue and costs on gas transactions when gas is delivered to the purchaser. Any gas not purchased by the consumer at the end of each month is carried in inventory at cost.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

GAS COMMODITY HEDGING

The Company's energy-related businesses are exposed to risks relating to changes in certain commodity prices and counter-party performance. In order to manage the various risks relating to these exposures, the Company utilizes natural gas derivatives and has established risk management oversight for these risks. The Company has procedures to manage such risk and has established a comprehensive risk management committee, overseen by the Audit Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

The Company protects itself against price fluctuations on natural gas by limiting the aggregate level of net open positions exposed to market price changes and through the use of natural gas derivative instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the Company may trade to those related to natural gas commodities. Financial instruments generally are not held for speculative trading purposes. Gains and losses related to derivative commodity instruments which qualify as hedges are recognized in the consolidated statements of income when the underlying hedged physical transaction closes (the deferral method) and are included in the same category as the hedged item (natural gas purchased).

GAS COMMODITY TRADING

The Company may engage in natural gas commodity derivatives designated for trading purposes and therefore experiences net open positions in terms of price and volume and specified delivery point. The open positions exposed the Company to the risk that fluctuating market prices may adversely impact its financial position or results of operations. However, the net open position is actively managed with strict policies designed to limit the exposure to market risk and which require weekly reporting to management of potential financial exposure. Management has limited the types of derivative instruments the company may trade to those related to natural gas commodities.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

GAS COMMODITY TRADING (CONTINUED)

The Company's trading activities are subject to mark-to-market accounting. Under this method, changes in the market value of outstanding natural gas derivative instruments utilized for trading are recognized in income on a current basis. They are included on the Consolidated Statements of Income in operating revenues or expenses (cost of sales) as appropriate, and on the Consolidated Balance Sheets as energy commodity assets or liabilities. Because of underlying price fluctuations, the mark-to-market totals may fluctuate throughout the month.

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

FINANCIAL INSTRUMENTS

All of the Company's financial instruments requiring fair value disclosure were recognized in the consolidated balance sheet as of June 30, 1999. Except for long-term debt, their carrying values approximate the estimated fair values. Descriptions of the methods and assumptions used to reach this conclusion are as follows:

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

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS (CONTINUED)

The fair value of the Company's long-term debt, based on quoted market prices for the same or similar issues, is approximately 107% of the carrying value.

Outstanding letters of credit totaled $3,450,000 at June 30, 1999 and $1,030,000 at June 30, 1998. The letters of credit guarantee the Company's performance to third parties for gas purchases and gas transportation services.

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

For fiscal year ended June 30, 1999, 1998, and 1997 the calculations for basic EPS and diluted EPS resulted in the same earnings per share. The weighted average number of shares under the diluted method at each date were 2,418,910 in 1999, 2,390,814 in 1998, and 2,356,624 in 1997.

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

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

REGULATION

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

COMPREHENSIVE INCOME

The Company has no additional components of comprehensive income. Net income is equal to comprehensive income.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 1998 and 1997 consolidated financial statements to conform to the fiscal 1999 presentation.

2. NOTES PAYABLE

At June 30, 1999, the Company maintained two lines of credit totaling $19,000,000. One line is for $11,000,000 with interest calculated at the lower of the London Interbank Offering Rate ("LIBOR") plus 2% or prime less 1/2 percent, expiring January 5, 2000. The other is for $8,000,000 with interest calculated at the lower of the LIBOR plus 2% or prime less .04 percent, expiring January 15, 2000. Borrowings on lines of credit, based upon daily loan balances, averaged $2,519,255, $4,193,679 and $9,390,334 during the years ended June 30, 1999, 1998 and 1997, respectively. The maximum borrowings outstanding on these lines at any month end were $5,587,000, $11,835,000 and $11,380,000 during these same periods. There were no amounts outstanding at June 30, 1999 and $1,442,982 outstanding at June 30, 1998. The daily weighted average interest rate was 7.16%, 7.85% and 8.0% for the years ended June 30, 1999, 1998 and 1997, respectively. Management expects both lines of credit to be renewed for another year.

3. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of the following:

                                                                                 JUNE 30
                                                                        1999               1998
                                                                 ---------------------------------------
          Series 1997 notes payable                               $     8,000,000       $  8,000,000
          Series 1993 notes payable                                     7,635,000          7,800,000
          Industrial development revenue obligations:
           Series 1992A                                                   185,000            360,000
           Series 1992B                                                 1,450,000          1,515,000
          Other                                                               723             16,065
                                                                 ---------------------------------------
          Total long-term obligations                                  17,270,723         17,691,065
          Less portion due within one year                                430,723            413,032
                                                                 ---------------------------------------
          Long-term obligations due after one year                    $16,840,000        $17,278,033
                                                                 ---------------------------------------
                                                                 ---------------------------------------

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

3. LONG-TERM DEBT OBLIGATIONS (CONTINUED)

SERIES 1997 NOTES PAYABLE

On August 1, 1997, the Company issued $8,000,000 of Series 1997 unsecured notes bearing interest at the rate of 7.5%, payable semiannually on June 1 and December 1 of each year, commencing on December 1, 1997. All principal amount of notes then outstanding, plus accrued interest, will be due and payable on June 1, 2012. At the Company's option, beginning June 1, 2002, notes maturing subsequent to 2002 may be redeemed prior to maturity, in whole or part, at 100% of face value, plus accrued interest.

SERIES 1993 NOTES PAYABLE

On June 24, 1993, the Company issued $7,800,000 of Series 1993 unsecured notes bearing interest at rates ranging from 6.20% to 7.60%, payable semiannually on June 1 and December 1 of each year, commencing on December 1, 1993. Maturity dates began in 1999 and extend to 2013. At the Company's option, beginning June 1, 2003, notes maturing subsequent to 2003 may be redeemed prior to maturity, in whole or part, at redemption prices declining from 104% to 100% of face value, plus accrued interest.

INDUSTRIAL DEVELOPMENT REVENUE OBLIGATIONS

On September 15, 1992, Cascade County, Montana (the "County") issued two Industrial Development Revenue Obligations, the Series 1992A Bonds for $1,700,000 and Series 1992B Bonds for $1,800,000. The Series 1992A and Series 1992B Bonds are unsecured; however, loan agreements are maintained with the Company in the same amounts. Both the Series 1992A and Series 1992B Bonds require annual principal payments on October 1 and semiannual interest payments on April 1 and October 1 of each year beginning in 1993. The Series 1992A Bonds will mature in October 1999 and bear interest at rates ranging from 3.25% to 5.30%. The Series 1992B bonds have a final maturity in 2012 and bear interest at rates ranging from 3.35% to 6.50%.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

3. LONG-TERM DEBT OBLIGATIONS (CONTINUED)

AGGREGATE ANNUAL MATURITIES

        FISCAL             SERIES          IDR OBLIGATIONS         SERIES                     TOTAL
      YEAR ENDING           1997        SERIES        SERIES        1993                    LONG-TERM
        JUNE 30            NOTES         1992A        1992B         NOTES       OTHER      OBLIGATIONS
-----------------------------------------------------------------------------------------------------------
2000                    $          -     $185,000  $     70,000   $   175,000    $723      $    430,723
2001                               -            -        75,000       370,000       -           445,000
2002                               -            -        75,000       390,000       -           465,000
2003                               -            -        80,000       420,000       -           500,000
2004                               -            -        85,000       445,000       -           530,000
Thereafter                 8,000,000            -     1,065,000     5,835,000       -        14,900,000
                       ------------------------------------------------------------------------------------
                           8,000,000      185,000     1,450,000     7,635,000     723        17,270,723
Less current portion               -      185,000        70,000       175,000     723           430,723
                       ------------------------------------------------------------------------------------
                          $8,000,000   $        -    $1,380,000    $7,460,000    $  -       $16,840,000
                       ------------------------------------------------------------------------------------
                       ------------------------------------------------------------------------------------

The Company's long-term debt obligation agreements contain various covenants including: limiting total dividends and distributions made in the immediately preceding 60-month period to aggregate consolidated net income for such period, restricting senior indebtedness, limiting asset sales, and maintaining certain financial debt and interest ratios.

4. RETIREMENT PLANS

The Company has a defined contribution pension plan (the Plan) which covers substantially all of the Company's employees. Under the Plan, the Company contributes 10% of each participant's eligible compensation. Total contributions to the plan for the years ended June 30, 1999, 1998 and 1997, were $497,015, $392,868 and $383,018, respectfully.

The Company adopted, effective July 1, 1993, SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 1999 and 1998 was $274,560 and $293,600 respectively, of which $234,100 in 1999 and $250,800 in 1998 is related to the regulated utility operations.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

4. RETIREMENT PLANS (CONTINUED)

The transition obligation was accrued as a deferred charge and will be amortized over 20 years. Substantially all of the transition obligation is for the future cost of benefits to active employees.

The Company's plan allows pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The prior service obligation associated with this plan provision at June 30, 1999 and 1998 was $216,120 and $233,400 respectively, of which $178,520 in 1999 and $193,300 in 1998 is related to regulated utility operations. The prior service obligation was accrued as a deferred charge and will be amortized over fifteen years.

The incremental annual increases in consolidated expenses due to adoption of SFAS No. 106 were $115,116, $121,600 and $126,400 in fiscal years 1999, 1998 and
1997, respectively. Included in these amounts were $95,600 in 1999, $95,600 in 1998 and $101,900 in 1997 relating to regulatory operations. The MPSC allowed recovery of these costs beginning on November 4, 1997 for the utility operations in Montana. Management believes it is probable that its regulators in Wyoming will allow recovery of these costs based upon recent industry rate decisions addressing this issue. The plan assets are held in a VEBA trust fund into which the all the Company's contributions are made. The trust primarily invests in money market funds.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

4. RETIREMENT PLANS (CONTINUED)

The following table presents a summary of the expense of the postretirement benefits:

                                                                          YEAR ENDED JUNE 30
Year ended June 30                                                     1999                1998
                                                                ----------------------------------------
Service Costs                                                         $   37,900         $  41,300
Interest Costs                                                            50,980            52,900
Expected return on plan assets                                           (10,060)          (10,100)
Amortization of transition obligation                                     19,040            19,600
Amortization of unrecognized prior service costs                          17,256            17,900
                                                                ----------------------------------------
   Postretirement benefit expense                                       $115,116          $121,600
                                                                ----------------------------------------
                                                                ----------------------------------------
Weighted-Average assumptions as of June 30,
 Discount rate                                                          7.0%               7.0%
Long-term return on plan assets                                         9.0%               9.0%
Heath care inflation rate                                               9.0%               9.0%
                                                                    GRADING TO 5.5%  grading to 5.5%


                                                                          YEAR ENDED JUNE 30
Change in benefit obligation                                              1999                1998
                                                                ----------------------------------------
Projected benefit obligation
   Projected benefit obligation at July 1                               $933,813            $867,919
   Service costs                                                          37,900              41,300
   Interest costs                                                         50,980              52,900
   Actuarial (gain) loss                                                 (10,023)                400
   Benefits paid                                                         (62,825)            (28,706)
                                                                ----------------------------------------
Projected benefit obligation at June 30                                 $949,845            $933,813
                                                                ----------------------------------------
                                                                ----------------------------------------
Change in plan assets
   Fair value of plan assets at July 1                                  $285,113            $147,650
     Actual return on plan assets                                         12,280              10,894
     Contributions to the plan                                            91,200             155,275
     Benefits paid                                                       (62,825)            (28,706)
   Fair value of plan assets at June 30                                  325,768             285,113
                                                                ----------------------------------------
Projected benefit Obligation in excess of plan assets                    624,077             648,700
Unrecognized net gain                                                    (23,137)            (10,894)
                                                                ----------------------------------------
Accrued  postretirement  benefit  liability  recorded in other
   liabilities                                                          $647,214            $659,594
                                                                ----------------------------------------
                                                                ----------------------------------------

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

5. INCOME TAX EXPENSE

Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The cumulative effect of adopting Statement No. 109 created a regulatory asset and a regulatory liability for regulated operations, representing the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No.
109. For the year ended June 30, 1999, changes in certain assets and liabilities resulted in an increase in regulatory assets of $51,109 and a decrease in regulatory liabilities of $13,160 for regulated entities, resulting in ending balances of $641,559 and $122,641 respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 1999 and 1998 are as follows:

                                                                     1999              1998
                                                              -------------------------------------
Deferred tax assets:
   Allowance for doubtful accounts                                $     28,274       $    34,163
   Unamortized investment tax credit                                   122,862           136,022
   Contributions in aid of construction                                164,955           149,093
   Other nondeductible accruals                                        221,949           197,114
   Deferred gain on sale of assets                                      66,064            75,501
   Other                                                                60,224            64,583
                                                              -------------------------------------
Total deferred tax assets                                              664,328           656,476
Deferred tax liabilities:
   Customer refunds payable                                          1,128,838           768,913
   Property, plant and equipment                                     3,715,188         3,431,603
   Unamortized debt issue costs                                        159,058           173,251
   Unamortized deferred rate case costs                                 84,550           114,113
   Covenant not to compete                                              76,313            80,556
   Other                                                                15,912            24,690
                                                              -------------------------------------
Total deferred tax liabilities                                       5,179,859         4,593,126
                                                              -------------------------------------
Net deferred tax liabilities                                        $4,515,531        $3,936,650
                                                              -------------------------------------
                                                              -------------------------------------

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

5. INCOME TAX EXPENSE (CONTINUED)

Income tax expense consists of the following:

                                                                    YEAR ENDED JUNE 30
                                                        1999               1998                1997
                                                 -----------------------------------------------------------
Current income taxes:
   Federal                                         $     159,487      $     704,914           $202,356
   State                                                 105,807             27,487             31,477
                                                 -----------------------------------------------------------
Total current income taxes                               265,294            732,401            233,833

Deferred income taxes (benefits):
   Tax depreciation in excess of book                    235,141            285,124            364,262
   Book amortization in excess of tax                    (18,434)           (18,434)           (29,900)
   Recoverable cost of gas purchases                     363,763            111,393            255,130
   Regulatory surcharges                                 246,445            (93,149)           (70,955)
   Deferred gain (loss) on sale of assets                  9,284           (215,552)             9,428
   Contributions in aid of construction                  (15,862)            55,237            (88,347)
   Deferred rate case costs                              (29,563)             4,553             93,287
   Bad debt reserves                                       5,370             23,726                  -
   Other                                                  27,035             (5,377)             7,022
                                                 -----------------------------------------------------------
Total deferred income taxes                              823,179            147,521            539,927
Investment tax credit, net                               (21,062)           (21,062)           (21,062)
                                                 -----------------------------------------------------------
Total income taxes                                $    1,067,411           $858,860           $752,698
                                                 -----------------------------------------------------------
                                                 -----------------------------------------------------------
Income taxes-operations                            $     976,760           $792,129           $703,472
Income taxes-other income                                 90,651             66,731             49,226
                                                 -----------------------------------------------------------
Total income taxes                                    $1,067,411           $858,860           $752,698
                                                 -----------------------------------------------------------
                                                 -----------------------------------------------------------

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

5. INCOME TAX EXPENSE (CONTINUED)

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

                                                          1999                1998               1997
                                                  -----------------------------------------------------------
Tax expense at statutory rate - 34%                 $    902,606            $812,798           $702,989
State income tax, net of federal tax benefit             149,331              55,138             47,084
Amortization of deferred investment tax
   credits                                               (21,062)            (21,062)           (21,062)
Other                                                     36,536              11,968             23,687
                                                  -----------------------------------------------------------
Total Income Taxes                                    $1,067,411            $858,860           $752,698
                                                  -----------------------------------------------------------
                                                  -----------------------------------------------------------

6. SEGMENTS OF OPERATIONS

Summarized financial information for the Company's regulated utility operations, propane operations, EWR and other (before intercompany eliminations between segments primarily consisting of gas sales from nonregulated to regulated entities, intercompany accounts receivable, accounts payable, equity, and subsidiary investment) is as follows:

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

6. SEGMENTS OF OPERATIONS (CONTINUED)

June 30, 1999                            REGULATED       PROPANE
                                         UTILITIES      OPERATIONS        EWR            OTHER       ELIMINATIONS        CONSOL.
                                        -----------------------------------------------------------------------------------------
Capital expenditures                    $ 3,012,735    $   688,932    $     2,482     $    26,976     $      --       $ 3,731,125
                                        -----------------------------------------------------------------------------------------
                                        -----------------------------------------------------------------------------------------
Property, plant and equipment, net      $26,200,361    $ 2,599,628    $   105,854     $      --       $      --       $28,905,843
Real estate held for investment                --             --             --           465,883            --           465,883
                                        -----------------------------------------------------------------------------------------
Total P&E                                26,200,361      2,599,628        105,854         465,883            --        29,371,726
Current assets                            6,581,740      1,467,551      4,585,655          81,773      (1,288,153)     11,428,566
Other assets                              4,196,419         51,763        197,513          26,984      (1,072,000)      3,400,679
                                        -----------------------------------------------------------------------------------------
Total assets                            $36,978,520    $ 4,118,942    $ 4,889,022     $   574,640     $(2,360,153)    $44,200,971
                                        -----------------------------------------------------------------------------------------
                                        -----------------------------------------------------------------------------------------
Equity                                  $ 9,767,171    $ 1,463,217    $ 2,476,983     $   895,740     $(1,071,096)    $13,532,015
Long-term debt                           15,108,317      1,350,876         95,419         285,388            --        16,840,000
Current liabilities                       4,348,582        755,054      3,312,005         103,177      (1,289,057)      7,229,761
Deferred income taxes                     3,253,552        323,284         21,611         (33,362)           --         3,565,085
Other liabilities                         4,500,898        226,511     (1,016,996)       (676,303)           --         3,034,110
                                        -----------------------------------------------------------------------------------------
Total capitalization and liabilities    $36,978,520    $ 4,118,942    $ 4,889,022     $   574,640     $(2,360,153)    $44,200,971
                                        -----------------------------------------------------------------------------------------
                                        -----------------------------------------------------------------------------------------

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

6. SEGMENTS OF OPERATIONS (CONTINUED)

June 30, 1998
                                        REGULATED       PROPANE
                                        UTILITIES      OPERATIONS        EWR            OTHER       ELIMINATIONS        CONSOL.
                                        ----------------------------------------------------------------------------------------
Capital expenditures                    $ 2,475,740    $   518,022    $    20,258    $      --       $      --       $ 3,014,020
                                        ----------------------------------------------------------------------------------------
                                        ----------------------------------------------------------------------------------------
Property, plant and equipment, net      $24,708,248    $ 2,286,974    $   123,128    $      --       $      --       $27,118,350
Real estate held for investment                --             --             --          453,554            --           453,554
                                        ----------------------------------------------------------------------------------------
Total P&E                                24,708,248      2,286,974        123,128        453,554            --        27,571,904
Current assets                            7,792,284      2,198,211      4,312,796         11,432      (1,988,477)     12,326,246
Other assets                              3,983,881         48,977        201,657           --        (1,071,999)      3,162,516
                                        ----------------------------------------------------------------------------------------
Total assets                            $36,484,413    $ 4,534,162    $ 4,637,581    $   464,986     $(3,060,476)    $43,060,666
                                        ----------------------------------------------------------------------------------------
                                        ----------------------------------------------------------------------------------------
Equity                                  $ 9,605,315    $ 1,190,853    $ 2,181,012    $   905,199     $(1,071,090)    $12,811,289
Long-term debt                           15,546,350      1,350,876         95,419        285,388            --        17,278,033
Current liabilities                       5,934,499        679,059      2,182,675        (62,014)     (1,989,386)      6,744,833
Deferred income taxes                     3,103,164        236,184         21,385        (32,973)           --         3,327,760
Other liabilities                         2,295,085      1,077,190        157,090       (630,614)           --         2,898,751
                                        ----------------------------------------------------------------------------------------
Total capitalization and liabilities    $36,484,413    $ 4,534,162    $ 4,637,581    $   464,986     $(3,060,476)    $43,060,666
                                        ----------------------------------------------------------------------------------------
                                        ----------------------------------------------------------------------------------------

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

6. SEGMENTS OF OPERATIONS (CONTINUED)

Year ended June 30, 1999
                                     REGULATED        PROPANE
                                     UTILITIES       OPERATIONS          EWR             OTHER         ELIMINATIONS       CONSOL.
                                   -------------------------------------------------------------------------------------------------
Operating revenue
Regulated utilities                $28,105,983      $      --        $      --        $      --        $      (906)      $28,105,077
Propane operations                        --          7,832,247             --               --         (4,263,653)        3,568,594
EWR                                       --               --         25,012,590             --         (3,369,519)       21,643,071
Other                                     --               --               --            143,844             --             143,844
                                   -------------------------------------------------------------------------------------------------
Total operating revenues            28,105,983        7,832,247       25,012,590          143,844       (7,634,078)       53,460,586
Gas purchased                       16,885,480        5,956,876             --               --         (4,264,559)       18,577,797
EWR Cost of trading                       --               --         24,219,571             --         (3,369,519)       20,850,052
Distribution, general & admin        6,197,407        1,102,717          546,675           73,912             --           7,920,711
Maintenance                            396,057           72,964             --               --               --             469,021
Depreciation                         1,450,434          210,058           19,756           14,647             --           1,694,895
Taxes other than income                599,615           76,039           19,950           12,750             --             708,354
                                   -------------------------------------------------------------------------------------------------
Operating expenses                  25,528,993        7,418,654       24,805,952          101,309       (7,634,078)       50,220,830
                                   -------------------------------------------------------------------------------------------------
Operating income                   $ 2,576,990      $   413,593      $   206,638      $    42,535      $      --         $ 3,239,756
                                   -------------------------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------------------------

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

6. SEGMENTS OF OPERATIONS (CONTINUED)

Year ended June 30, 1998
                                     REGULATED        PROPANE
                                     UTILITIES       OPERATIONS          EWR             OTHER         ELIMINATIONS       CONSOL.
                                   -------------------------------------------------------------------------------------------------
Operating Revenue
Regulated Utilities                $27,824,360      $      --        $      --        $      --        $      --         $27,824,360
Propane Operations                        --          8,642,464             --               --         (4,884,722)        3,757,742
EWR                                       --               --         14,488,326             --         (3,105,307)       11,383,019
Other                                     --               --               --             98,500             --              98,500
                                   -------------------------------------------------------------------------------------------------
Total Operating Revenue             27,824,360        8,642,464       14,488,326           98,500       (7,990,029)       43,063,621
Gas Purchased                       17,046,612        6,404,939             --               --         (4,879,743)       18,571,808
EWR Cost of trading                       --               --         13,289,205             --         (3,104,350)       10,184,855
Distribution, general & admin        5,910,077        1,226,697          538,438           21,716             --           7,696,928
Maintenance                            397,512           99,033             --               --               --             496,545
Depreciation                         1,435,936          270,191           17,893           14,310           (5,936)        1,732,394
Taxes other than income                529,671           73,806           13,906           10,800             --             628,183
                                   -------------------------------------------------------------------------------------------------
Operating expenses                  25,319,808        8,074,666       13,859,442           46,826       (7,990,029)       39,310,713
                                   -------------------------------------------------------------------------------------------------
Operating income                   $ 2,504,552      $   567,798      $   628,884      $    51,674      $      --         $ 3,752,908
                                   -------------------------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------------------------

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

6. SEGMENTS OF OPERATION (CONTINUED)

Year Ended June 30, 1997
                                     REGULATED        PROPANE
                                     UTILITIES       OPERATIONS          EWR             OTHER         ELIMINATIONS       CONSOL.
                                   -------------------------------------------------------------------------------------------------
Operating revenue
Regulated utilities                $26,882,248      $      --        $      --        $      --        $      --         $26,882,248
Propane operations                        --          9,045,644             --               --         (3,803,591)        5,242,053
EWR                                       --               --          5,993,668             --               --           5,993,668
Other                                     --               --               --             97,500             --              97,500
                                   -------------------------------------------------------------------------------------------------
Total operating revenue             26,882,248        9,045,644        5,993,668           97,500       (3,803,591)       38,215,469
Gas purchased                       16,192,875        6,747,439             --               --         (3,803,591)       19,136,723
EWR Cost of trading                       --               --          5,538,847             --               --           5,538,847
Distribution, general & admin        5,857,321        1,406,236          216,805           18,105             --           7,498,467
Maintenance                            403,723           92,998             --               --               --             496,721
Depreciation                         1,348,733          280,329           45,710           14,310             --           1,689,082
Taxes and other income                 545,448           95,104            8,781           10,800             --             660,133
                                   -------------------------------------------------------------------------------------------------
Operating expenses                  24,348,100        8,622,106        5,810,143           43,215       (3,803,591)       35,019,973
                                   -------------------------------------------------------------------------------------------------
Operating income                   $ 2,534,148      $   423,538      $   183,525      $    54,285      $      --         $ 3,195,496
                                   -------------------------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------------------------

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

7. STOCK OPTIONS AND OWNERSHIP PLANS

STOCK OPTIONS

The Company has an Incentive Stock Option Plan which provides for options to purchase up to 100,000 shares of the Company's common stock by certain key employees. The option price may not be less than 100% of the common stock fair market value on the date of grant (110% of the fair market value if the employee owns more than 10% of the Company's outstanding common stock). These options may not have a term exceeding five years.

Since the Company has elected to use APB No. 25, pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company had accounted for its stock options under the fair value method of that statement. For the fiscal year ended June 30, 1999, 42,820 options were granted. For purposes of pro forma disclosures the company's pro forma net income for 1999 was $1,537,110 or $.64 per share. In the fiscal year ended June 30, 1998, no options were granted. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                            1999
                                                                            ----
         Risk-free interest rate-length of exercise period                  6.3%
         Dividend yields                                                    5.2%
         Volatility factors of the expected market price of
           the Company's common stock                                       .164
         Weighted-average expected life of the employee
           stock options                                                  5 Year
         The weighted-average fair value of options granted                $1.13

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

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

7. STOCK OPTIONS AND OWNERSHIP PLANS (CONTINUED)

A summary of the activity under the plans is as follows:

                                                                                          WEIGHTED
                                                                   NUMBER OF              AVERAGE
                                                                     SHARES            EXERCISE PRICE
                                                             ---------------------------------------------
   Fiscal 1997
   Outstanding at July 1, 1996                                           75,708             $7.244
   Granted                                                               20,000             $8.406
   Exercised                                                               (980)            $7.061
   Expired                                                               (5,300)            $6.783
   Outstanding at June 30, 1997                                          89,428             $7.533

   At June 30, 1997
   Exercisable                                                           89,428
   Available for grant                                                    8,400

   Fiscal 1998
   Outstanding at July 1, 1997                                           89,428             $7.533
   Granted                                                                    -
   Exercised                                                            (22,908)            $7.045
   Expired                                                              (37,920)            $7.172
   Outstanding at June 30, 1998                                          28,600             $8.402

   At June 30, 1998
   Exercisable                                                           28,600
   Available for grant                                                   42,820

   Fiscal 1999
   Outstanding at July 1, 1998                                           28,600             $8.402
   Granted                                                               42,820             $9.096
   Exercised                                                               (100)            $9.000
   Expired                                                               (3,600)            $7.375
   Outstanding at June 30, 1999                                          67,720             $8.894

   At June 30, 1999
   Exercisable                                                           67,720
   Available for grant                                                    3,600

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

7. STOCK OPTIONS AND OWNERSHIP PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an Employee Stock Ownership Plan ("ESOP") which covers most of the Company's employees. The unleveraged ESOP receives cash contributions from the Company each year as determined by the Board of Directors and buys shares of the Company's common stock from either the Company or the open market at the then current price per share. The ESOP has no allocated shares, committed-to-be-released shares or suspense shares at the balance sheet dates. In addition, there are no unearned shares and there is no repurchase obligation. The Company has contributed and recognized as expense $144,118, $127,901 and $100,615 for the years ended June 30, 1999, 1998 and 1997, respectively. During the years ended June 30, 1999, 1998 and 1997, the ESOP acquired 13,738 shares at $9.31 per share, 11,639 shares at $8.65 per share and 14,490 shares at $8.38 per share, respectively.

8. LEASES

The Company leases a building in Cody, Wyoming. The lease expires on June 30, 2005. Future minimum rental payments will be approximately $79,200 per year from fiscal 2000 through fiscal 2005, for total future minimum lease payments of $475,200. Rental expenses related to this lease were $80,631, $75,438 and $73,599 for the years ended June 30, 1999, 1998 and 1997, respectively.

The Company leases certain property consisting of land and offices and office buildings for a period of ten years at an annual rental of $51,975. The initial ten-year term of the lease is extended for two successive five-year periods unless the Company provides at least six months notice prior to the end of either the initial term or the first successive five-year term.

The Company does not have an option to repurchase the real property. However, should the lessor have a bona fide third-party offer, the Company has the right of first refusal to buy the land and buildings under the same terms and conditions.

The future minimum lease payments under the terms of the related lease agreement require the payment of $51,975 per year from fiscal 2000 through fiscal 2006, for total future minimum lease payments of $363,825.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has entered into long-term, take or pay natural gas supply contracts which expire at varying times through 2002. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiation every two years. Current prices per Mcf for these contracts range from $1.60 to $1.80. Based on current prices, the minimum take or pay obligation at June 30, 1999 for each of the next three years and in total is as follows:

                  FISCAL YEAR
                     2000                     $1,119,153
                     2001                        555,713
                     2002                        164,250
                                             -----------
                     Total                    $1,839,116
                                             -----------
                                             -----------

Natural gas purchases under these contracts for the years ended June 30, 1999, 1998 and 1997 approximated $2,042,000, $1,630,000 and $1,100,000, respectively.

ENVIRONMENTAL CONTINGENCY

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality ("MDEQ"), formerly known as the Montana Department of Health and Environmental Science ("MDHES"), in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. The Company's environmental consultant filed the report with the MDEQ on June 11, 1997. After consultation with the MDEQ, it was decided to bifurcate the evaluation into two components, those issues related to soil and those related to water contamination. A remediation plan was filed respecting the soil

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL CONTINGENCY (CONTINUED)

remediation and the MDEQ has notified the Company that is has accepted that plan. The Company and its consultants are now working with the MDEQ to complete the remediation plan related to water contamination.

At June 30, 1999, the costs incurred to evaluate and begin remediation have totaled approximately $1,267,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 1999, that recovery mechanism had generated approximately $742,000. The Commission's decision calls for ongoing review by the Commission of the costs incurred related to this matter. The soil remediation has been substantially completed.

10. REGULATORY MATTERS

On March 23, 1998 the Company's Great Falls Division filed a restructuring application with the Montana Public Service Commission (MPSC). The application requested permission to unbundle its gas supply function from its tariffs. The company currently permits its larger customers to purchase gas from third party suppliers and transport the product through its distribution system for a fee. The utility has contracted for certain gas balancing and supply services with its affiliate, EWR, as part of its transition to open access. In December of 1998 the Company received an order from the MPSC that required the Company to request bids for the services being provided by EWR for the period beginning October 1999. The Company has renegotiated its agreement with EWR and has requested bids for its gas supply requirements and its balancing and services requirements consistent with the MPSC order. Montana Trading and Marketing and EWR were the successful bidders for two proposals. The Company has also received an order from the MPSC regarding its gas tracking application. In that order the MPSC adjusted costs down from what was applied for by the Company in the amount of $159,000. The MPSC accepted arguments by the Montana Consumer Counsel that the affiliate contract with EWR should be compared to a price that would have existed without the affiliate contract. For the period ending June 30, 1998, this methodology indicated an adjustment consistent with the Commission decision. However, the pricing included in the affiliate contract was a two year price. When the Commission's methodology is applied to the tracking period ending June 30, 1999, the Company believes the impact over the two year period, July 1, 1997 to June 30, 1999, will be negligible.

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

10. REGULATORY MATTERS (CONTINUED)

The Company filed for a general rate increase for Broken Bow (a regulated utility subsidiary in Payson, Arizona) on September 26, 1996 with the ACC. The ACC made its final ruling on August 27, 1997 approving an increase of $390,000.

11. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

At June 30, 1998, the Company is a party to one gas hedge agreement for nonregulated operations. This hedge was made to minimize the Company's exposure to price fluctuations and to secure a known margin for the purchase and resale of gas.

                                                                                                      FAIR
                                                           INDEX PRICE                              VALUE OF
   FISCAL     VOLUME                                        RANGE FOR      CONTRACT     INDEX      REMAINING
    YEAR    (MMBTU PER  EFFECTIVE  TERMINATION  CONTRACT      FISCAL       VALUE AT   PRICE AT    CONTRACT AT
    1998       DAY)       DATE         DATE       PRICE        YEAR        JUNE 30     JUNE 30      JUNE 30
----------------------------------------------------------------------------------------------------------------
Hedge #1        5,000    5/1/98      10/31/98     $1.33   $1.32to $1.58     $818,000    $1.32        $812,000


In July 1998 the Company signed a basis swap agreement, between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day begins November 1, 1999 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.62 per MMBTU. The company had designated this basis swap as a trading commodity derivative. The Company settled this basis differential at $.38 resulting in a gain of $390,000 which is recorded as a mark-to-market gain in other income.

In May 1999 the Company signed a basis swap agreement, between the NYMEX and AECO price indexes. The contract period is for 4,000 MMBTU per day begins July 1, 1999 to October 31, 1999. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.38 per MMBTU. The company had designated this basis swap as a trading commodity derivative. The Company settled the June 1999 portion of the swap at a gain of $13,000 and settled the remaining portion, a basis differential at $.36 for an additional gain of $7,500.

The Company entered into two swap agreements with a market maker which requires the market maker to pay a fixed price to the Company and for the Company to pay the AECO index price for the contracted volumes. The Company entered into two reciprocal agreements with a counter party whereby the counter party pays the AECO index price to

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

11. FINANCIAL INSTRUMENTS & RISK MANAGEMENT (CONTINUED)

the Company and the Company pays the fixed price to the counter party. The first agreement is from June 1, 1999 to October 31, 1999 for 2,500 MMBTU per day at a fixed price of $1.925. The second agreement is from November 1, 1999 to October 31, 2001 for 1,200 MMBTU per day at a fixed price of $2.06. The company had designated this basis swap as a trading commodity derivative. The reciprocal agreements have offsetting terms, resulting in no gain or loss. The AECO index price at June 30, 1999 was $1.93.

In the event the counter-party fails to perform under its obligation, and the AECO index price exceeds the fixed prices of these swaps, the Company would be liable to the market maker. The Company's contingent liability based on the June 30, 1999 AECO index price is minimal.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10. - Directors and Executive Officer of the Registrant

Information concerning the directors and executive officers is included in Part I, on pages 14 through 17. The information contained under the heading "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this item.

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

         3. Exhibits (See Exhibit Index on Page E-1)

(b)    Reports on Form 8-K
                  none

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                ENERGY WEST INC.

                                  JUNE 30, 1999

                              Balance At     Charged        Write-Offs      Balance
                              Beginning      to Costs       Net of          at End of
Description                   of Period      & Expenses     Recoveries      Period   .
--------------------------------------------------------------------------------------
ALLOWANCE FOR
UNCOLLECTIBLE ACCOUNTS

Year Ended June 30, 1997      $ 208,106      $ 130,992      ($171,274)      $ 167,824

Year Ended June 30, 1998      $ 167,824      $  69,651      ($138,714)      $  98,761

Year Ended June 30, 1999      $  98,761      $  62,160      ($ 76,383)      $  84,538

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST INCORPORATED

/s/  Larry D. Geske                    /s/  Edward J. Bernica
Larry D. Geske, President and          Edward J. Bernica, Executive Vice-
Chief Executive Officer                President, Chief Operating Officer and
and Chairman of the Board              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Larry D. Geske                                          09/27/99
Larry D. Geske                                               Date
President and Chief Executive
Officer and Acting Chairman of the Board

/s/ Ian B. Davidson                                          09/27/99
Ian B. Davidson                      Director                Date

/s/ Thomas N. McGowen, Jr.                                   09/27/99
Thomas N. McGowen, Jr.               Director                Date

/s/ G. Montgomery Mitchell                                   09/27/99
G. Montgomery Mitchell               Director                Date

/s/ George D. Ruff                                           09/27/99
George D. Ruff                       Director                Date

/s/ David A. Flitner                                         09/27/99
David A. Flitner                     Director                Date

/s/ Dean South                                               09/27/99
Dean South                           Director                Date

/s/ Richard J. Schulte                                       09/27/99
Richard J. Schulte                   Director                Date

EXHIBIT INDEX

EXHIBITS

3.1 Restated Articles of Incorporation of the Company, as amended to date(previously filed).

3.2      Bylaws of the Company, as amended to date (previously filed).

4.1 Form of Indenture (including form of Note) relating to the Company's Series 1993 Notes(incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2, File No. 33-62680).

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