Form 10-Q
period 1999-09-30
ENERGY WEST INC
filed 1999-11-15
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-14183
------------------------------

ENERGY WEST INCORPORATED
------------------------
(Exact name of registrant as specified in its charter)

Montana                                 81-0141785
--------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)      Identification No.)


1 First Avenue South, Great Falls, Mt.   59401
----------------------------------------------
(Address of principal executive         (Zip Code)
 offices)

Registrant's telephone number, including area code  (406)-791-7500

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

Class Outstanding At  September 30, 1999
----------------------------------------
(Common Stock, $.15 Par Value) 2,456,239
----------------------------------------

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                          Page No.

Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1999 and June 30, 1999                                        1

                  Condensed Consolidated Statements of Income -
                  three months ended September 30, 1999 and 1998                              2

                  Condensed Consolidated Statements of cash flows
                  three months ended September 30, 1999 and 1998                              3

                  Notes to Condensed Consolidated Financial Statements                        4-7

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations                               8-12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                  13

Part II   Other Information

         Item 1 - Legal Proceedings                                                           14

         Item 2 - Changes in Securities                                                       15

         Item 3 - Defaults upon Senior Securities                                             15

         Item 4 - Submission of Matters to a Vote of Security Holders                         15

         Item 5 - Other Information                                                           15

         Item 6 - Reports on Form 8-K                                                         15

         Signatures

Item 1. Financial Statements
                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  ASSETS
                                               September 30                     June 30
                                                  1999                            1999
                                             ------------------           -------------------
    Current Assets:
      Cash                                            $562,554                      $225,970
      Accounts Receivable (net)                      6,897,355                     6,033,820
      Natural Gas and Propane Inventory              2,623,509                     1,423,910
      Materials and Supplies                           507,075                       627,046
      Prepayments and other                            566,683                       154,643
      Refundable Income Tax Payments                   867,898                       122,202
      Recoverable Cost of Gas Purchases              3,012,562                     2,840,975
      Deferred income taxes - current                  197,928                             -
                                             ------------------           -------------------

                Total Current Assets                15,235,564                    11,428,566
                                             ------------------           -------------------

    Notes Receivable Due After One Year                179,708                       188,446
    Property, Plant and Equipment-Net               30,555,231                    29,371,726
    Deferred Charges                                 4,108,851                     3,212,233
                                             ------------------           -------------------

    Total Assets                                   $50,079,354                   $44,200,971
                                             ------------------           -------------------
                                             ------------------           -------------------

                                                                      CAPITALIZATION AND LIABILITIES
    Capitalization and liabilities:
    Current Liabilities:
      Note payable to bank                                       $4,752,982                            $0
      Long-term debt due within one year                            175,723                       430,723
      Accounts Payable - Gas and Electric Purchases               4,478,961                     3,522,655
      Other Current and Accrued Liabilities                       3,646,429                     3,276,383
                                                          ------------------           -------------------

                Total Current Liabilities                        13,054,095                     7,229,761
                                                          ------------------           -------------------

    Deferred Credits                                              7,560,390                     6,599,195
    Long-term obligations                                        16,840,000                    16,840,000

    Stockholders' Equity
        Common Stock (2,456,239 and
        2,433,740 shares were outstanding at September
        30, 1999 and June 30, 1999 respectively)                   $365,489                      $365,065
        Capital in Excess of Par Value                            3,584,102                     3,560,541
        Retained Earnings                                         8,675,278                     9,606,409
                                                          ------------------           -------------------

          Total Stockholders' Equity                             12,624,869                    13,532,015
                                                          ------------------           -------------------
    Total Capitalization and Liabilities                        $50,079,354                   $44,200,971
                                                          ------------------           -------------------
                                                          ------------------           -------------------

    The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended and
                                                                 Year-To-Date
                                                                 September 30
                                                              1999             1998
                                                   ------------------------------------
    Operating Revenue:
      Regulated utilities                                 $3,680,378        $3,123,973
      Propane operations                                     712,713           525,029
      Gas & electric trading                               7,511,679         4,577,295
      Other                                                  103,040            24,375
                                                   ------------------------------------
    Total Revenue                                         12,007,810         8,250,672
                                                   ------------------------------------
    Operating Expenses:
      Gas purchased                                        2,506,795         1,965,403
      Cost of gas & electric trading                       7,494,256         4,512,356
      Distribution, general and administrative             2,148,825         1,961,076
      Maintenance                                            122,902           112,264
      Depreciation and Amortization                          447,720           438,256
      Other Taxes                                            168,305           153,959
                                                   ------------------------------------
                Total Operating Expenses                  12,888,803         9,143,314
                                                   ------------------------------------

    Operating Loss                                          (880,993)         (892,642)
    Other Income - Net                                       198,138           200,075
                                                   ------------------------------------

    Loss before interest charges and
      income tax benefit                                    (682,855)         (692,567)
                                                   ------------------------------------

    Interest Charges:
      Long-Term Debt                                         298,849           311,869
      Other                                                   50,038            65,156
                                                   ------------------------------------

            Total Interest Charges                           348,887           377,025
                                                   ------------------------------------

    Loss before income tax benefit                        (1,031,742)       (1,069,592)
    Provision for Income tax benefit                        (365,915)         (384,941)
                                                   ------------------------------------

    Net Loss                                               ($665,827)        ($684,651)
                                                   ------------------------------------
                                                   ------------------------------------

    Basic and diluted loss per common share                   ($0.27)           ($0.28)
                                                   ------------------------------------
                                                   ------------------------------------

    Dividends per common share                               $0.1200           $0.1150

    Basic Weighted Average Common Shares                   2,434,474         2,403,268

    Diluted Weighted Average Common Shares                 2,434,474         2,406,173

    The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                  September 30
                                                                                1999               1998
                                                                      -------------------------------------
    Operating Activities:
           Net Loss                                                          ($665,827)         ($684,651)

         Adjustment to Reconcile Net Loss to Cash Flows:
           Depreciation and Amortization                                       516,645            506,964
           (Gain) Loss from Gas Marketing Activities                                 0             10,875
           (Gain) Loss on Sale of Property, Plant & Equipment                   (1,889)           (21,147)
           Deferred Gain on Sale of Assets                                      (5,907)            (5,907)
           Investment Tax Credit - Net                                          (5,266)            (5,266)
           Deferred Income Taxes - Net                                         228,885            300,047
           Change in Operating Assets and Liabilities
             Accounts Receivable                                              (863,535)        (1,094,928)
             Gas Inventory                                                  (1,058,377)            41,055
             Accounts Payable                                                1,003,376            482,759
             Recoverable Cost of Gas Purchases                                (171,587)          (649,338)
             Prepaids                                                         (412,039)          (330,196)
             Other Assets and Liabilities                                     (923,982)          (480,454)
                                                                      -------------------------------------

            Net Cash Used In Operating Activities                           (2,359,503)        (1,930,187)

    Investing Activities:
           Construction Expenditures                                        (1,564,036)          (859,234)
           Proceeds from Sale of Property, Plant & Equipment                     4,150             61,500
           Increase in Long-Term Notes Receivable                                    0            (9,967)
           Collection of Long-Term Notes Receivable                              8,738                  0
           Proceeds from Contributions in Aid of Constructions                     114                  4
                                                                      -------------------------------------

               Net Cash Used In Investing Activities                        (1,551,034)          (807,697)

    Financing Activities:
           Repayment of Long-Term Debt                                        (255,000)          (255,000)
           Proceeds from Notes Payable                                      10,058,748          8,415,001
           Repayment of Short-Term Borrowings                               (5,305,766)        (5,130,000)
           Dividends on Common Stock                                          (250,861)          (265,310)
                                                                      -------------------------------------

             Net Cash Provided by (Used In) Financing Activities             4,247,121          2,764,691
                                                                      -------------------------------------

             Net Increase (Decrease) in Cash and Cash Equivalents              336,584             26,807

                 Cash and Cash Equivalents at Beginning of Year                225,970             58,006
                                                                      -------------------------------------

                 Cash and Cash Equivalents at End of Period                   $562,554            $84,813
                                                                      -------------------------------------
                                                                      -------------------------------------

    The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1999


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1999.


Note 2 - Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of fiscal 1999. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net income reported in the statements of consolidated income, since there were no other items of comprehensive income for the periods presented.


Note 3 - Risk Management

Gas Trading Derivatives

In July 1998 the Company signed a basis swap agreement, between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day begins November 1, 1999 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.62 per MMBTU. The Company settled this basis differential at $.38, in fiscal 1999, resulting in a gain of $390,000 which is included as other income in fiscal 1999. The Company has designated this basis swap as a trading commodity derivative.

In August 1999 the Company signed a basis swap agreement, between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day begins November 1, 1999 and ends March 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.45 per MMBTU. The Company settled this basis differential at $.38 in September 1999, resulting in a gain of $53,000 which is included as other income in fiscal 2000. The Company has designated this basis swap as a trading commodity derivative.

The Company entered into two swap agreements with a market maker which requires the market maker to pay a fixed price to the Company and for the Company to pay the AECO index price for the contracted for volumes. The Company entered into two reciprocal agreements with a counter party whereby the counter party pays the AECO index price to the Company and the Company pays the AECO fixed price to the counter party. The first agreement is from June 1, 1999 to October 31, 1999 at a fixed price of $1.925 for 2,500 MMBTU per day. The second agreement is from November 1, 1999 to October 31, 2001 for 1,200 MMBTU per day at a fixed price of $2.06. The AECO index price at September 30, 1999 was $2.19. These reciprocal agreements have offsetting terms, resulting in no gain or loss. In the event the counter-party fails to perform under it's obligation, and the AECO index price exceeds the fixed prices of these swaps, the Company would be liable to the market maker. The Company's contingent liability based on the current AECO index price is $135,000.


Note 4 - Income Taxes
Income tax benefit from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax benefit at statutory rates - 34% ............................    $(350,185)
State income tax benefit, net of federal income taxes ...........      (27,274)
Amortization of deferred investment tax credits .................       (5,266)
Other ...........................................................       16,810
                                                                     ---------
Total income taxes (benefits) ...................................    $ 365,915
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

At September 30, 1999 the costs incurred in evaluating this site and beginning to make remediation have totaled approximately $1,626,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 1999 that recovery mechanism had generated approximately $756,000. The Company expects to recover the full amount expended through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ for its water remediation.

Legal Proceedings

 From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part II-Other information, Item 1, the adverse outcome of which individually or in the aggregate, in the Company's view, would have a material adverse effect on the Company's results of operations, financial position or liquidity.

Note 6 - Operating Revenues and Expenses,

Regulated utility, propane operations, energy marketing and other operating revenues and expenses were as follows:


                                                             THREE MONTHS ENDED
                                                            --------------------
                                                                SEPTEMBER 30
                                                               --------------
                                                       1999                     1998
                                                      ------                   ------

OPERATING REVENUES:
Regulated Utilities                                 $3,680,378             $3,123,973
Propane  Operations                                    712,713                525,029
Energy Marketing                                     7,511,679              4,577,295
Other                                                  103,040                 24,375
                                              -----------------    -------------------
                                                    12,007,810              8,250,672
GAS AND POWER PURCHASES:
Regulated Utilities                                  1,977,238              1,676,879
Propane Operations                                     462,061                288,524
Energy Marketing                                     7,494,256              4,512,356
Other                                                   67,496                      0
                                              -----------------    -------------------
                                                    10,001,051              6,477,759
DISTRIBUTION, GENERAL AND ADMINISTRATIVE:
Regulated Utilities                                  1,709,425              1,574,811
Propane Operations                                     288,155                226,673
Energy Marketing                                       138,978                153,818
Other                                                   12,267                  5,774
                                              -----------------    -------------------
                                                     2,148,825              1,961,076
MAINTENANCE:
Regulated Utilities                                    101,470                 94,581
Propane Operations                                      21,432                 17,683
Energy Marketing                                             0                      0
Other                                                        0                      0
                                              -----------------    -------------------
                                                       122,902                112,264
DEPRECIATION AND AMORTIZATION:
Regulated Utilities                                    379,898                372,115
Propane Operations                                      59,775                 58,094
Energy Marketing                                         4,470                  4,470
Other                                                    3,577                  3,577
                                              -----------------    -------------------
                                                       447,720                438,256
TAXES OTHER THAN INCOME:
Regulated Utilities                                    133,711                126,132
Propane Operations                                      19,056                 15,796
Energy Marketing                                        12,838                  9,331
Other                                                    2,700                  2,700
                                              -----------------    -------------------
                                                       168,305                153,959
INCOME TAX BENEFITS:
Regulated Utilities                                    300,127                353,536
Propane Operations                                      53,758                 20,300
Energy Marketing                                        14,857                 13,021
Other                                                   (2,827)                (1,916)
                                              -----------------    -------------------
                                                       365,915               (384,941)

                                    FORM 10-Q
                            ENERGY WEST INCORPORATED

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated. The Company's regulated utility operations involve the distribution of natural gas to the public in the Great Falls, Montana and Cody, Wyoming areas, the distribution of propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas. The Company also operates a liquefied natural gas storage facility and uses it to distribute natural gas to the West Yellowstone, Montana area.

The Company conducts certain non-utility operations through its three wholly owned subsidiaries: Energy West Propane, Inc. (EWP), a retail and wholesale distributor of propane in Wyoming, Montana, Arizona, Colorado, South Dakota and Nebraska; Energy West Resources, Inc. (EWR), a marketer of natural gas and electricity in Montana; Energy West Development, Inc. (EWD) which owns two real estate properties in Great Falls, Montana, along with certain other investments.

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

The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expense activity. The Company has a greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months. Short-term borrowing utilized for construction or property acquisitions generally has been on an interim basis and converted to long-term debt and equity when it becomes economical and feasible to do so.

At September 30, 1999, the Company had $19,000,000 in bank lines of credit, of which $4,753,000 had been borrowed under the credit agreement. The Company had outstanding letters of credit totaling $2,880,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in a reduction in borrowing capacity to $16,120,000.

The Company used net cash in operating activities for the three months ended September 30, 1999 in the amount of approximately $2,360,000 as compared to approximately $1,930,000 for the three months ended September 30, 1998. This increase in cash used in operating activities of $430,000 was primarily due to higher working capital requirements. The higher working capital requirements of approximately $333,000 is primarily due to higher gas inventory related to natural gas and propane purchases for sale during the heating season and higher other assets and liabilities due to expenditures for environmental clean up in the Company's Great Falls utility operations. These were partially offset by lower changes in accounts receivable and recoverable cost of gas purchases and from higher accounts payable due to electric purchases.

Cash used in investing activities was approximately $1,551,000 for the three months ended September 30, 1999, as compared to approximately $808,000 for the three months ended September 30 1998. This increase of $743,000 was primarily due an increase in capital expenditures for system expansion in utility operations, a new billing system, to be used by all of the Company's operating entities, and propane storage tanks.

Cash provided by financing activities was approximately $4,247,000 for the three months ended September 30, 1999, as compared to approximately $2,765,000 for the three months ended September 30, 1998. The increase in cash provided by financing activities of $1,482,000 is primarily due to net short-term borrowing of approximately $1,467,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3,700,000 in fiscal 1999 and approximately $3,000,000 for fiscal 1998. During fiscal 1999, approximately $2,900,000 was expended for system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $700,000 was expended for bulk tanks, customer tanks and equipment for the propane operating entities. Capital expenditures are expected to be approximately $4,900,000 in fiscal 2000, including approximately $3,800,000 for continued system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $700,000 is expected to be expended for bulk tanks, customer tanks and equipment for the propane operating entities, with the balance of $400,000 to be expended for energy marketing. Included in the above expenditures is approximately $500,000 for the development and implementation of a new billing system. As of September 30, 1999, approximately $1,600,000 of that amount had been expended.

RESULTS OF CONSOLIDATED OPERATIONS

COMPARISON OF FIRST QUARTER OF FISCAL 2000 ENDED SEPTEMBER 30, 1999 AND FISCAL 1999 ENDED SEPTEMBER 30, 1998

The Company's net loss for the first quarter ended September 30, 1999 was $665,827 compared to $684,651 for the quarter ended September 30, 1998.

Margins increased from approximately $1,773,000 in fiscal 1999 to $2,006,000 in fiscal 2000 or $233,000 primarily due to increased margin from utility operations related to customer growth and a rate design change for the Great Falls operations. Offsetting the increased margin was an increase in distribution, general and administrative expenses from approximately $1,961,000 in fiscal 1999 to $2,149,000 in fiscal 2000. This increase was primarily due to inflationary trends, additional staff for expanded marketing activities, system expansion and higher maintenance costs related to the utility operations.

UTILITY OPERATIONS -

Utility operating revenues in the first three months of fiscal 2000 were approximately $3,680,000 compared to approximately $3,124,000 for the first three months of fiscal 1999. Operating loss decreased approximately 14% or $100,000 from fiscal 1999 and was approximately $621,000 for the first three months of fiscal 2000 compared to approximately $721,000 for the first three months of fiscal 1999. The decrease in operating loss was due to higher gross margin of approximately $256,000 from customer growth and a rate design change, which results in greater margin in non-heating months, for the Great Falls utility operations. Gross margin, which is defined as operating revenues less gas purchased, was approximately $1,703,000 for the first three months of fiscal 2000 compared to a gross margin of approximately $1,447,000 for the first three months of fiscal 1999. The increase in gross margin was partially offset by higher operating expenses, in fiscal 2000, of approximately $157,000.

Operating Expenses -

Utility operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $2,167,000 for the first three months of fiscal 1999 as compared to $2,324,000 for the same period in fiscal 2000. The 7% increase in the period was generally due to inflationary trends, higher material costs for operations and maintenance of the underground utility systems, added staff and higher payroll and benefit costs associated with customer growth.

Interest Charges -

Interest charges allocable to the Company's utility divisions were approximately $282,000 for the first quarter of fiscal 2000, as compared to $306,000 in the comparable period in fiscal 1999. Long-term debt interest decreased due to lower long-term debt resulting from debt payments. Short-term debt interest decreased primarily due to lower average short-term borrowing for the first quarter of fiscal 2000.

Income Taxes -

State and federal income tax benefits of the Company's utility divisions were approximately $300,000 for the first quarter of fiscal 2000 as compared to approximately $354,000, due to a lower pre-tax loss from utility operations.

PROPANE OPERATIONS -

Propane revenues in the first three months of fiscal 2000 were approximately $713,000 compared to approximately $525,000 for the first three months of fiscal 1999. Operating loss increased approximately $56,000 from fiscal 1999 and was approximately $138,000 for the first three months of fiscal 2000 compared to approximately $82,000 for the first three months of fiscal 1999. This increase in operating loss was due to higher operating expenses of approximately $70,000 offset by an increase in gross margin of approximately $14,000. The increase in gross margin was from higher gallons sold and higher margin, per gallon, generated by the Company's wholesale propane operations. Gross margin was approximately $251,000 for the first three months of fiscal 2000 compared to gross margin of approximately $237,000 for the first three months of fiscal 1999.

Operating Expenses -

Propane operating expenses, excluding the cost of propane purchased and federal and state income taxes, were approximately $388,000 for the first three months of fiscal 2000 as compared to $318,000 for the same period in fiscal 1999. The increase in the period was generally due to inflationary trends, higher payroll and operating expenses associated with the expanding wholesale operations and higher benefit accruals associated with higher payroll costs.

Other Income -

Other income decreased by $40,000 from $63,000 for the first quarter of fiscal 1999 compared to $23,000 for the first quarter of fiscal 2000. This decreased occurred because of capital gain income from property sales in fiscal 1999 and because of one-time consulting fees received in fiscal 1999.

Income Taxes -

State and federal income tax benefits of the Company's propane operations were approximately $54,000 for the first quarter of fiscal 2000 as compared to approximately $20,000 for the first quarter of fiscal 1999, due to a higher pre-tax loss from the propane operations.


ENERGY MARKETING OPERATIONS -

Revenues from energy marketing in the first three months of fiscal 2000 were approximately $7,512,000 compared to approximately $4,577,000 for the first three months of fiscal 1999. The increase in revenues for the quarter resulted from marketing of electricity in Montana. There were no electric sales in the first quarter of fiscal 1999 because open access for electric sales was not allowed by the Montana Public Service Commission until January 1, 1999. Operating loss increased approximately $36,000 from fiscal 1999 and was approximately $139,000 for the first three months of fiscal 2000 compared to approximately $103,000 for the first three months of fiscal 1999. This increase in operating loss was due to lower gross margins of $48,000 partially offset by lower operating expenses of approximately $12,000. The overall decrease in gross margin resulted from lower gross margin from gas marketing activity of approximately $111,000 partially offset by gross margin from electric sales of $63,000. The decrease in gross margin generated by gas marketing was due to less volumes sold because of greater competition in gas marketing and from significantly higher prices for gas supply.

Operating Expenses -

Operating expenses for energy marketing, excluding the cost of gas and electricity purchased and federal and state income taxes, were approximately $156,000 for the first three months of fiscal 2000 as compared to $168,000 for the same period in fiscal 1999. The minor decrease in the period was generally due to lower outside service and professional fees paid during the period.

Other Income -

Other income increased by $20,000 from $86,000 for the first quarter of fiscal 1999 compared to $106,000 for the first quarter of fiscal 2000. The other income for the first quarter of both fiscal years is because of mark-to-market gains from derivative activity.

Income Taxes -

State and federal income tax benefits of the Company's energy marketing operations were approximately $15,000 for the first quarter of fiscal 2000 as compared to approximately $13,000, due to a slightly higher pre-tax loss from the energy marketing operations.

Energy West Development, Inc. -

For the three months ended September 30, 1999 and 1998, Energy West Development, Inc.'s net income was approximately $3,000.

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

The Company has completed its internal remediation and testing of mission-critical hardware, software and embedded technology systems. For components of mission-critical systems, which the Company could not test, the Company has contacted those manufacturers and providers of those components with regards to their Y2K readiness. To date, the Company's testing and remediation efforts have not revealed any Y2K compliance problems related to mission-critical systems. Also, to date, responses from manufacturers or providers of mission-critical components have not indicated any Y2K compliance problems. However, no assurance can be given that all mission-critical components have been identified, to date. Therefore, the Company will continue its Y2K committee weekly meetings and will continue to review mission-critical systems for Y2K compliance well into the Year 2000.

The Company has had formal communications with all of its mission-critical suppliers, gas and electric transmission companies and large customers, to determine the extent to which the Company's interface systems are vulnerable to third parties' failure. To date, there have been no responses, received from these suppliers or customers, indicating their systems would not be Y2K compliant by December 31, 1999. The Company has determined it has no exposure contingencies related to the Y2K issue for the products it has sold.

The Company's total Y2K project costs and estimates include the estimated costs and time associated with the impact of third party Y2K issues based on presently available information. Total Y2K assessment, remediation and testing costs, incurred to date, have been approximately $100,000, most of which are internal personnel costs. Although the Y2K project costs are not completely finalized, it is not expected to exceed $150,000, and therefore, it would not have a material impact on the Company's current financial position, liquidity or results of operations.

The Company expects to complete and have fully documented its contingency plans specific to the Y2K by mid-November 1999. In addition, the Company has emergency plans in place as part of its normal safety plans, which address system outages. The Company plans to utilize these emergency plans as the basis for the Y2K contingency plans. The Company plans to have emergency staff on-site or on call, prior to and after the Y2K rollover on December 31, 1999. Emergency personnel are also aware that vacations will not be taken around this sensitive time.

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

Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties of their contractual obligations under the various instruments with the Company. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changing market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. The Company seeks to mitigate credit risk by evaluating the financial strength of potential counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time.

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

In the fall of 1999 the Company was served with a class action lawsuit. The named plaintiff in the matter is Quinque Operating Company. This case is a companion case to the above referenced matter. The distinction between the two is that the complaint in this action applies to the measurement of gas on wells located on private land. The defendants are substantially the same as in the Grynberg case. The case was brought in Kansas State Court The company believes that its liability in this matter is likely to be even less than in the Grynberg matter, discussed above, since it is only aware of one well on which the company ever performed gas measurement responsibilities. The company also has jurisdictional defenses not available to it in the Grynberg litigation. The Company is participating in its defense in collaboration with the other defendants.

                                    FORM 10-Q

Item 2.  Changes in Securities  - Not Applicable

Item 3.  Defaults upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -  Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         A. The are no exhibits to this report.
         B. No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 /s/Larry D. Geske
-------------------------------
Larry D. Geske, President and
Chief Executive Officer


Dated November 15, 1999

/s/  Edward J. Bernica
---------------------------------
Edward J. Bernica, Executive Vice-President,
Chief Operating Officer and  Chief Financial Officer