Form 10-Q
period 1999-12-31
ENERGY WEST INC
filed 2000-02-14
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                For the quarterly period ended December 31, 1999
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number 0-14183
------------------------------

ENERGY WEST INCORPORATED
------------------------
(Exact name of registrant as specified in its charter)

Montana                             81-0141785
--------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)


1 First Avenue South, Great Falls, MT.        59401
------------------------------------------------------
(Address of principal executive  offices)    (Zip Code)


Registrant's telephone number, including area code  (406)-791-7500

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

Class Outstanding at December 31, 1999
--------------------------------------
(Common stock, $.15 par value) 2,457,115
----------------------------------------

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                 Page No.
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 1999 and June 30, 1999                            1

                  Condensed Consolidated Statements of Income -
                  three months and six months ended December 31, 1999 and 1998   2

                  Condensed Consolidated Statements of cash flows -
                  six months ended December 31, 1999 and 1998                    3

                  Notes to Condensed Consolidated Financial Statements           4-6

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations                  7-15

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk     16

Part II   Other Information

         Item 1 - Legal Proceedings                                              17

         Item 2 - Changes in Securities                                          18

         Item 3 - Defaults upon Senior Securities                                18

         Item 4 - Submission of Matters to a Vote of Security Holders            18

         Item 5 - Other Information                                              18

         Item 6 - Reports on Form 8-K                                            18

         Signatures

I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                                            December 31                          June 30
                                                                                   1999                             1999
                                                                        ----------------                 ----------------
Current Assets:
  Cash                                                                         $226,850                         $225,970
  Accounts Receivable (net)                                                  10,552,041                        6,033,820
  Natural Gas and Propane Inventory                                           3,854,201                        1,423,910
  Materials and Supplies                                                        573,933                          627,046
  Prepayments and other                                                         427,404                          154,643
  Refundable Income Tax Payments                                                865,214                          122,202
  Recoverable Cost of Gas Purchases                                           3,710,913                        2,840,975
                                                                        ----------------                 ----------------

            Total Current Assets                                             20,210,556                       11,428,566
                                                                        ----------------                 ----------------

Notes Receivable Due After One Year                                             174,105                          188,446

Property, Plant and Equipment-Net                                            31,343,798                       29,371,726

Deferred Charges                                                              3,334,660                        3,212,233
                                                                        ----------------                 ----------------

Total Assets                                                                $55,063,119                      $44,200,971
                                                                        ================                 ================

                                       CAPITALIZATION AND LIABILITIES


Current Liabilities:
  Note payable to bank                                                      $10,837,982                               $0
  Long-term debt due within one year                                            250,723                          430,723
  Accounts Payable - Gas and Electric Purchases                               3,681,040                        3,522,655
  Other Current and Accrued Liabilities                                       3,692,735                        3,276,383
                                                                        ----------------                 ----------------

            Total Current Liabilities                                        18,462,480                        7,229,761
                                                                        ----------------                 ----------------

Deferred Credits                                                              6,819,705                        6,599,195

  Long-term Debt (less amounts due within one year)                          16,765,000                       16,840,000


  Stockholders' Equity
    Preferred Stock                                                                   0                                0
    Common Stock (2,457,115 shares and
    2,433,740 shares were outstanding at December
    31, 1999 and June 30, 1999 respectively)                                    368,572                          365,065
    Capital in Excess of Par Value                                            3,760,816                        3,560,541
    Retained Earnings                                                         8,886,546                        9,606,409
                                                                        ----------------                 ----------------

      Total  Stockholder's Equity                                            13,015,934                       13,532,015
                                                                        ----------------                 ----------------



Total Capitalization and Liabilities                                        $55,063,119                      $44,200,971
                                                                        ================                 ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months Ended                Six Months Ended
                                                                             December 31                     December 31
                                                                   1999             1998            1999            1998
                                                          ---------------------------------------------------------------
Operating revenue:
  Regulated utilities                                        $7,854,909       $9,051,560     $11,535,287     $12,175,532
  Propane operations                                          1,533,525          828,146       2,246,238       1,353,176
  Gas and electric trading                                   10,157,630        4,096,349      17,669,309       8,673,644
  Other                                                         162,467           24,375         265,508          48,750
                                                          ---------------------------------------------------------------
Total Revenue                                                19,708,531       14,000,430      31,716,342      22,251,102
                                                          ---------------------------------------------------------------
Operating Expenses
  Gas purchased                                               5,828,390        5,951,333       8,335,186       7,916,735
  Cost of gas and electric trading                            9,949,217        4,065,019      17,443,473       8,577,376
  Distribution, general and administrative                    2,035,037        1,921,792       4,183,862       3,882,868
  Maintenance                                                    78,355          125,230         201,257         237,494
  Depreciation and amortization                                 451,086          439,016         898,806         877,272
  Taxes other than Income                                       165,672          183,210         333,977         337,169
                                                          ---------------------------------------------------------------

            Total Operating Expenses                         18,507,757       12,685,600      31,396,561      21,828,914
                                                          ---------------------------------------------------------------

Operating Income                                              1,200,774        1,314,830         319,781         422,188
Other Income - Net                                               54,353          296,674         252,491         496,749
                                                          ---------------------------------------------------------------


 Income Before Interest Charges & IncomeTaxes                 1,255,127        1,611,504         572,272         918,937
                                                          ---------------------------------------------------------------

Interest Charges:
  Long-Term Debt                                                324,502          315,931         623,351         627,800
  Other                                                         142,216          107,337         192,254         172,493
                                                          ---------------------------------------------------------------

        Total Interest Charges                                  466,718          423,268         815,605         800,293
                                                          ---------------------------------------------------------------

Net Income (Loss) Before Income Taxes                           788,409        1,188,236        (243,333)        118,644

Income Taxes (Benefits)                                         288,743          437,102         (77,172)         52,161
                                                          ---------------------------------------------------------------

Net Income (Loss)                                              $499,666         $751,134       $(166,161)        $66,483
                                                          ===============================================================

Basic Earnings and diluted income (loss) per common share         $0.20            $0.31          $(0.07)          $0.03
                                                          ---------------------------------------------------------------

Dividends per common share                                      $0.1200          $0.1150         $0.2400         $0.2300
                                                          ---------------------------------------------------------------

Basic Weighted Average Shares                                 2,457,067        2,420,611       2,445,770       2,411,940

Diluted Weighted Average Shares                               2,457,067        2,423,516       2,445,770       2,414,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 Condensed Consolidated Statements of Cash Flows

                                                                                                     Six Months Ended
                                                                                                        December 31
                                                                                                    1999            1998
                                                                                        ---------------------------------
Operating Activities:
         Net Income (Loss)                                                                     $(166,161)        $66,483

     Adjustments to Reconcile Net Income to Cash Flow
       Depreciation and Amortization                                                           1,027,340       1,049,460
       Unrealized Gain on Gas Marketing Activities                                                     0        (145,514)
       Gain on Sale of Property, Plant & Equipment                                                (5,901)        (34,452)
       Deferred Gain on Sale of Assets                                                           (11,814)        (11,814)
       Investment Tax Credit                                                                     (10,531)        (10,530)
       Deferred Income Taxes                                                                     507,445         291,942
       Changes in Operating Assets and Liabilities                                            (8,665,754)     (2,988,078)
                                                                                        ---------------------------------
          Net Cash Used In Operating Activities                                               (7,325,376)     (1,782,503)

Investing Activities:
       Construction Expenditures                                                              (2,824,611)     (1,747,950)
       Collection of Long-Term Notes Receivable                                                   14,341               0
       Proceeds from Contributions in Aid of Construction                                         48,473          30,812
       Increase in Notes Receivable                                                                    0          (4,995)
       Proceeds from Sale of Property, Plant & Equipment                                           8,650          80,250
                                                                                        ---------------------------------
         Net Cash Used In Investing Activities                                                (2,753,147)     (1,641,883)

Financing Activities:
       Proceeds from Notes Payable                                                            25,328,748      20,302,001
       Repayment of Long-Term Debt                                                              (255,000)       (255,000)
       Repayment of Notes Payable                                                            (14,490,766)    (15,935,000)
       Dividends paid                                                                           (503,579)       (521,921)
                                                                                        ---------------------------------
          Net Cash Provided by Financing Activities                                           10,079,403       3,590,080
                                                                                        ---------------------------------

          Net Increase in Cash and Cash Equivalents                                                  880         165,694

             Cash and Cash Equivalents at Beginning of Year                                      225,970          58,006
                                                                                        ---------------------------------
             Cash and Cash Equivalents at End of Period                                         $226,850        $223,700
                                                                                        =================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1999

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1999.

Note 2 - Risk Management

Gas Trading Derivatives

In July 1998 the Company signed a basis swap agreement, between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day began November 1, 1999 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.62 per MMBTU. The Company settled this basis differential at $.38, in fiscal 1999, resulting in a gain of $390,000 which is included as other income in fiscal 1999. The Company has designated this basis swap as a trading commodity derivative.

In August 1999 the Company signed a basis swap agreement, between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day began November 1, 1999 and ends March 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.45 per MMBTU. The Company settled this basis differential at $.38 in September 1999, resulting in a gain of $53,000 which is included as other income in fiscal 2000. The Company has designated this basis swap as a trading commodity derivative.

The Company entered into two swap agreements with a market maker which requires the market maker to pay a fixed price to the Company and for the Company to pay the AECO index price for the contracted volumes. The Company entered into two reciprocal agreements with a counter party whereby the counter party pays the AECO index price to the Company and the Company pays the AECO fixed price to the counter party. The first agreement was from June 1, 1999 to October 31, 1999 at a fixed price of $1.925 for 2,500 MMBTU per day. The second agreement is from November 1, 1999 to October 31, 2001 for 1,200 MMBTU per day at a fixed price of $2.06. The AECO index price at December 31, 1999 was $2.16. These reciprocal agreements have offsetting terms, resulting in no gain or loss. In the event the counter-party fails to perform under it's obligation, and the AECO index price exceeds the fixed prices of these swaps, the Company would be liable to the market maker. The Company's contingent liability based on the current AECO index price is $80,000.

Note 3 - Income Taxes

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax benefit at statutory rates - 34%................  $(82,733)
State tax benefit, net of federal tax benefit.......   (14,627)
Amortization of deferred investment tax credits.....   (10,531)
Other...............................................    30,719
                                                       --------
Total income tax benefit............................. $(77,172)
                                                       ========

Note 4 - Contingencies

Environmental Contingency

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products, which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality
(MDEQ) formerly known as the Montana Department of Health and Environmental Science ("MDHES") in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999 the Company received final approval from the MDEQ for its plan for remediation of soil contaminants. The Company is in the process of implementing that plan. The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants.

At December 31, 1999 the costs incurred in evaluating this site and beginning remediation have totaled approximately $1,780,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 1999 that recovery mechanism had generated approximately $800,000. The Company expects to recover the full amount expended through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ for its water remediation.


Legal Proceedings

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part II -Other information, Item 1., the adverse outcome of which individually or in the aggregate, in the Company's view, would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Note 5 - Operating Revenues and Expenses,

Regulated utility, propane, energy marketing and other operating revenues and expenses were as follows:

                                                  Three Months Ended                    Six Months Ended
                                                      December 31                           December 31
                                                   ------------------                   ----------------
                                                1999                 1998             1999                1998
                                                ----                 ----             ----                ----
OPERATING REVENUES:
Regulated Utilities                            $7,854,909          $9,051,560      $11,535,287       $12,175,533
Propane  Operations                             1,533,525             828,146        2,246,238         1,353,175
Energy Marketing                               10,157,630           4,096,349       17,669,309         8,673,644
Other                                             162,467              24,375          265,508            48,750
                                     ---------------------  ------------------  ---------------  ----------------
                                              $19,708,531         $14,000,430      $31,716,342       $22,251,102
                                     =====================  ==================  ===============  ================
GAS AND POWER PURCHASES:
Regulated Utilities                            $4,820,133          $5,599,174       $6,797,371        $7,276,053
Propane Operations                                907,526             352,159        1,369,588           640,683
Energy Marketing                                9,949,217           4,065,019       17,443,473         8,577,375
Other                                             100,731                 ---          168,227               ---
                                     ---------------------  ------------------  ---------------  ----------------
                                              $15,777,607         $10,016,352      $25,778,659       $16,494,111
                                     =====================  ==================  ===============  ================
DISTRIBUTION, GENERAL AND ADMINISTRATIVE:
Regulated Utilities                            $1,520,832          $1,549,886       $3,230,257        $3,124,697
Propane Operations                                298,445             256,358          586,600           483,031
Energy Marketing                                  193,373             105,236          332,351           259,054
Other                                              22,387              10,312           34,654            16,086
                                     ---------------------  ------------------  ---------------  ----------------
                                               $2,035,037          $1,921,792       $4,183,862        $3,882,868
                                     =====================  ==================  ===============  ================

MAINTENANCE:
Regulated Utilities                               $67,160            $105,762         $168,630          $200,343
Propane Operations                                 11,195              19,468           32,627            37,151
Energy Marketing                                      ---                 ---              ---               ---
Other                                                 ---                 ---              ---               ---
                                     ---------------------  ------------------  ---------------  ----------------
                                                  $78,355            $125,230         $201,257          $237,494
                                     =====================  ==================  ===============  ================

DEPRECIATION AND AMORTIZATION:
Regulated Utilities                              $384,842            $372,353         $764,740          $744,468
Propane Operations                                 58,196              58,615          117,971           116,709
Energy Marketing                                    4,470               4,470            8,940             8,940
Other                                               3,578               3,578            7,155             7,155
                                     ---------------------  ------------------  ---------------  ----------------
                                                 $451,086            $439,016         $898,806          $877,272
                                     =====================  ==================  ===============  ================

TAXES OTHER THAN INCOME:
Regulated Utilities                              $141,316            $162,033         $275,027          $288,165
Propane Operations                                 16,977              16,993           36,033            32,789
Energy Marketing                                    4,679               1,484           17,517            10,815
Other                                               2,700               2,700            5,400             5,400
                                     ---------------------  ------------------  ---------------  ----------------
                                                 $165,672            $183,210         $333,977          $337,169
                                     =====================  ==================  ===============  ================

INCOME TAXES (BENEFITS):
Regulated Utilities                              $210,621            $349,206         $(89,506)          $(4,330)
Propane Operations                                 73,851              34,518           20,092            14,218
Energy Marketing                                   (8,886)             53,569          (23,742)           40,548
Other                                              13,157                (191)          15,984             1,725
                                     ---------------------  ------------------  ---------------  ----------------
                                                 $288,743            $437,102         $(77,172)          $52,161
                                     =====================  ==================  ===============  ================

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

At December 31, 1999, the Company had $19,000,000 in bank lines of credit, of which $10,840,000 had been borrowed under the credit agreement. The Company had outstanding letters of credit totaling $4,390,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in a reduction in borrowing capacity to $14,610,000.

The Company used net cash in operating activities for the six months ended December 31, 1999 in the amount of approximately $7,330,000 as compared to approximately $1,780,000 for the six months ended December 31, 1998. The difference in cash used for operating activities of approximately $5,550,000 was due to greater working capital requirements of approximately $5,680,000. The working capital requirements were primarily due to higher accounts receivable of $1,360,000 from electric marketing sales, higher natural gas and propane purchases than the prior year and lower sales to utility and retail propane customers due to warmer weather than the prior year. Other items contributing to the difference were lower accounts payable and higher recoverable cost of gas purchases related to higher commodity costs.

Cash used in investing activities was approximately $2,750,000 for the six months ended December 31, 1999, as compared to approximately $1,640,000 for the six months ended December 31, 1998. This increase of $1,110,000 was primarily due to an increase in capital expenditures for system expansion in utility operations, a new billing system, to be used by all of the Company's operating entities, and propane storage tanks.

Cash provided by financing activities was approximately $10,080,000 for the six months ended December 31, 1999, as compared to approximately $3,590,000 for the six months ended December 31, 1998. The increase in cash provided by financing activities of approximately $6,490,000 is primarily due to net short-term borrowing.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3,700,000 in fiscal 1999 and approximately $3,000,000 for fiscal 1998. During fiscal 1999, approximately $2,900,000 was expended for system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $700,000 was expended for bulk tanks, customer tanks and equipment for the propane operating entities. Capital expenditures are expected to be approximately $4,900,000 in fiscal 2000, including approximately $3,800,000 for continued system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $700,000 is expected to be expended for bulk tanks, customer tanks and equipment for the propane operating entities, with the balance of $400,000 to be expended for energy marketing. Included in the above expenditures is approximately $500,000 for the development and implementation of a new billing system. As of December 31, 1999, approximately $2,820,000 of that amount had been expended.

COMPARISON OF SECOND QUARTER AND SIX MONTHS OF FISCAL 2000 ENDED DECEMBER 31, 1999 AND FISCAL 1999 ENDED DECEMBER 31, 1998

QUARTERLY RESULTS FOR CONSOLIDATED OPERATIONS

The Company's net income for the second quarter of fiscal 2000, ended December 31, 1999 was approximately $500,000 compared to approximately $750,000 for the second quarter of fiscal 1999, ended December 31, 1998.

Margins decreased from approximately $3,980,000 in fiscal 1999 to $3,930,000 in fiscal 2000 or $50,000. The decrease was from lower margins of $460,000 in utility and retail propane operations due to warmer weather in the second quarter of fiscal 2000 compared to fiscal 1999. This was partially offset by higher gas marketing margins of $150,000 due to higher margin per MMBTU of natural gas sold and higher wholesale propane margins of $200,000 due to more gallons sold and higher margin per gallon sold. Operating expenses increased approximately $60,000 for the second quarter of fiscal 2000 due to normal inflationary trends. Other income decreased by approximately $240,000 in the quarter primarily due to lower mark-to-market gains for derivatives held by the Company.

SIX MONTH RESULTS FOR CONSOLIDATED OPERATIONS

The Company's net loss for the six months ended December 31, 1999 was approximately $170,000 compared to net income of approximately $70,000 for the six months ended December 31, 1998.

Margins increased from approximately $5,760,000 for the first six months of fiscal 1999 to $5,940,000 for the first six months of fiscal 2000 or $180,000. The increase in margins was due to higher wholesale propane margins of $230,000 due to more gallons and higher margin per gallon sold and margins of $90,000 generated from marketing electricity in Montana. There were no electric sales for the first six months of fiscal 1999. However, these increases were partially offset by lower margins of $230,000 in utility and retail propane operations due to warmer weather for the first six months of fiscal 2000 compared to fiscal 1999. Operating expenses increased approximately $280,000 for the first six months of fiscal 2000 compared to fiscal 1999 primarily due to normal inflationary trends and additional staff for expanded marketing activities. Other income decreased by approximately $240,000 for the first six months of fiscal 2000 compared to fiscal 1999 primarily due to lower mark-to-market gains for derivatives held by the Company.

OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS

                                                            Second Quarter                     Six Months
                                                          Ended December 31                Ended December 31
                                                         2000            1999              2000         1999
                                                            (IN THOUSANDS)                   (IN THOUSANDS)
Operating revenues                                       $7,855            $9,051         $11,535          $12,175
Gas purchased                                             4,820             5,599           6,797            7,276
                                                      ------------------------------------------------------------
Gross Margin                                              3,035             3,452           4,738            4,899
Operating expenses                                        2,114             2,190           4,439            4,357
                                                      ------------------------------------------------------------
Operating Income                                            921             1,262             299              542
Interest charges   (SEE NOTE BELOW)                         390               352             672              658
Other utility (income) expense                              (28)              (44)            (96)             (94)
Income taxes (benefits)                                     211               349             (90)              (4)
                                                      ------------------------------------------------------------

Net utility income (loss)                                  $348             $ 605           $(187)           $ (18)
                                                      =============================================================

         [INTEREST CHARGES FOR EACH OF THE COMPANY'S OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

QUARTERLY RESULTS FOR UTILITY OPERATIONS

Utility operating income in the second quarter of fiscal 2000 decreased approximately $340,000 compared to the second quarter of fiscal 1999 primarily due to 20% warmer weather during the second quarter for fiscal 2000. The warmer weather resulted in a revenue decrease of approximately $1,200,000 and a gross margin decrease of approximately $420,000 or 12%, for the quarter. The weather impact was partially offset by customer growth and a rate design change, which results in greater gross margin for low-heating months, for the Great Falls utility operations. Operating expenses decreased approximately $80,000 for the second quarter of fiscal 2000 compared to fiscal 1999.

Operating Expenses -

The decrease in operating expenses for the second quarter of fiscal 2000 compared to the same quarter in fiscal 1999 was due to lower maintenance costs for general plant and lower property and utility revenue taxes due to less operating revenue during the quarter.

Interest Charges -

Interest charges allocable to the Company's utility divisions was approximately $40,000 higher for the second quarter of fiscal 2000 as compared to the same quarter in fiscal 1999. This increase is related to higher working capital requirements and higher construction expenditures during the second quarter of fiscal 2000.

Income Taxes -

Income taxes for the Company's utility operations decreased approximately $140,000 for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. This occurred because pre-tax income was approximately $400,000 less in the second quarter of fiscal 2000 then for the same quarter in the prior year.

SIX MONTH RESULTS FOR UTILITY OPERATIONS

Utility operating income for the first six months of fiscal 2000 decreased approximately $240,000 compared to the first six months of fiscal 1999. This decrease is primarily due to 10% warmer weather and an increase of $80,000 in operating expenses for the first six months of fiscal 2000. The warmer weather resulted in a decrease in both operating revenue, of $640,000, and gross margin of $160,000 for the first six months of fiscal 2000 as compared to the same time period in fiscal 1999. The weather impact was partially offset by customer growth and a rate design change for the Great Falls utility operations.

Operating Expenses -

The increase in operating expenses for the first six months of fiscal 2000 compared to the first six months of fiscal 1999 was primarily due to higher payroll and outside service costs related to customer growth and the implementation of the new billing system. These higher costs were offset by lower maintenance costs primarily related to general plant.

Interest Charges -

Interest charges allocable to the Company's utility divisions was approximately $10,000 higher for the first six months of fiscal 2000 as for the comparable period in fiscal 1999. This increase is primarily related to higher construction expenditures during the first six months of fiscal 2000.

Income Taxes -

Income tax benefits of the Company's utility divisions was approximately $90,000 for the first six months of fiscal 2000 compared to approximately $5,000 for the same period in fiscal 1999. This occurred because pre-tax loss was approximately the $250,000 higher for the first six months of fiscal 2000 as compared to the same time period in fiscal 1999.

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                                               Second Quarter                     Six Months
                                                              Ended December 31                  Ended December 31
                                                          2000                1999          2000             1999
                                                               (IN THOUSANDS)                   (IN THOUSANDS)
ENERGY WEST PROPANE (EWP)
     Operating revenues                                    $1,534              $828         $2,246           $1,353
     Cost of propane                                          908               352          1,369              641
                                                     ---------------------------------------------------------------
     Gross Margin                                             626               476            877              712
     Operating expenses                                       385               351            774              670
                                                     ---------------------------------------------------------------
     Operating income                                         241               125            103               42
     Other (income) expense-net                               (17)              (18)           (40)             (83)
     Interest expense (SEE NOTE BELOW)                         44                48             85               93
     Income taxes                                              74                34             20               14
                                                     ---------------------------------------------------------------
               Net income                                    $140              $ 61           $ 38             $ 18
                                                     ===============================================================

     [INTEREST CHARGES FOR EACH OF THE COMPANY'S OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

QUARTERLY RESULTS FOR PROPANE OPERATIONS

Propane operating income in the second quarter of fiscal 2000 increased approximately $120,000 compared to the second quarter of fiscal 1999 primarily due to higher gross margin from the Company's wholesale propane operation. Total propane revenue increased by $710,000 for the second quarter of which $680,000 was from wholesale propane sales. Total propane gross margin increased by $150,000 during the quarter of which $200,000 was an increase from wholesale propane operations partially offset by a decrease in gross margin of $50,000 from retail propane operations. Operating expenses increased approximately $30,000 in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999, partially offsetting the gross margin increase.

Operating Expenses -

The increase in operating expenses for the second quarter of fiscal 2000 compared to the same quarter in fiscal 1999 was primarily due to higher payroll costs associated with greater propane sales, higher fixed propane storage costs and higher insurance expense.

Income Taxes -

Income tax expense for the Company's propane operations was approximately $40,000 higher for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. This occurred because pre-tax income was approximately the $120,000 higher in second quarter of fiscal 2000 compared to fiscal 1999.

SIX MONTH RESULTS FOR PROPANE OPERATIONS

Propane operating income for the first six months of fiscal 2000 increased approximately $60,000 compared to the first six months of fiscal 1999. Total propane revenue increased by $890,000 for the first six months of fiscal 2000 of which $670,000 was from wholesale propane sales. Total propane gross margin increased by $160,000 during the period of which $230,000 was an increase from wholesale propane operations partially offset by a decrease in gross margin of $70,000 from retail propane operations. The increase in gross margin was mostly offset by higher operating expenses of approximately $100,000 and a decrease in other income of approximately $40,000 for the first six months of fiscal 2000.

Operating Expenses -

The increase in operating expenses for the first six months of fiscal 2000 compared to the same period in fiscal 1999 was primarily due to inflationary trends, higher payroll and associated benefits related to the expanding wholesale operations and customer growth in retail operations. In addition, insurance costs were higher because of growth, in gallons sold, and higher fixed propane storage costs were incurred.

Other Income -

The $40,000 decrease in other income for the first six months of fiscal 2000 compared to the first six months of fiscal 1999 occurred because of capital gain income, from property sales, in fiscal 1999 and from one-time consulting fees received in fiscal 1999.

Income Taxes -

Income tax expense for the Company's propane operations was slightly higher for the first six months of fiscal 2000 as compared to the first six months of fiscal 1999 because pre-tax income increased approximately $30,000.


OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING OPERATIONS

                                                               Second Quarter                        Six Months
                                                              Ended December 31                  Ended December 31
                                                            2000             1999                2000          1999
                                                                (IN THOUSANDS)                     (IN THOUSANDS)
ENERGY WEST RESOURCES (EWR)
     Gas & electric trading revenue                        $10,158            $4,096             $17,669       $8,674
     Cost of gas & electric trading                          9,949             4,065              17,443        8,577
                                                      ----------------------------------------------------------------
     Gross Margin                                              209                31                 226           97
     Operating expenses                                        203               113                 359          282
                                                      ----------------------------------------------------------------
     Operating income (loss)                                     6               (82)               (133)        (185)
     Other (income) expense-net                                 (7)             (234)               (111)        (320)
     Interest expense (SEE NOTE BELOW)                          25                16                  44           34
     Income taxes (benefits)                                    (9)               54                 (24)          41
                                                      ----------------------------------------------------------------
               Net income (loss)                              $ (3)             $ 82               $ (42)        $ 60
                                                      ================================================================

     [INTEREST CHARGES FOR EACH OF THE COMPANY'S OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]

QUARTERLY RESULTS FOR ENERGY MARKETING OPERATIONS

Operating income from energy marketing increased approximately $90,000 for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Energy marketing revenue increased by approximately $6,060,000, of which, $4,900,000 is related to marketing of electricity in Montana. There were no electric sales in the second quarter of fiscal 1999. The balance of the increase in revenue, of $1,160,000, was related to gas marketing revenue. The increase in gas marketing revenue and the cost of gas purchases increased because market prices for natural gas were substantially higher in the second quarter of fiscal 2000 as compared to fiscal 1999. The gross margin increase of $180,000 was primarily related to natural gas sales, which accounted for $150,000 of the increase. The increase in natural gas margin is primarily related to achieving a higher margin per MMBTU of gas sold. The increase in gross margin was partially offset by higher operating expenses of $90,000 in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999.

Operating Expenses -

The increase in operating expenses for the second quarter of fiscal 2000 compared to fiscal 1999 is primarily related to costs, including payroll and benefits, associated with retail energy marketing. Those costs were approximately $70,000. The Company started its retail energy marketing operations early in fiscal 2000 in anticipation of open access for residential and small commercial customers, in Montana, during the fall of 1999. An additional $20,000 increase in operating expenses is related to the marketing of electricity.

Other Income -

Other income decreased approximately $230,000 in the second quarter of fiscal 2000. This decrease is completely related to gains associated with derivative trading in the second quarter of fiscal 1999. There were no gains from derivative trading activity in fiscal 2000.

Income Taxes -

Income taxes related to the Company's energy marketing operations decreased approximately $60,000 for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. The decrease is related to having income before taxes of approximately $140,000 in fiscal 1999 and a loss before income taxes of approximately $10,000 in fiscal 2000.

SIX MONTHS RESULTS FOR ENERGY MARKETING OPERATIONS

Operating loss from energy marketing decreased approximately $50,000 for the first six months of fiscal 2000 compared to the first six months of fiscal 1999. Energy marketing revenue increased by approximately $9,000,000, of which, $8,870,000 is related to marketing of electricity in Montana. There were no electric sales in the first six months of fiscal 1999. The gross margin increase of $130,000 was primarily related to electric sales, which accounted for $90,000 of the increase. The increase in gross margin was partially offset by higher operating expenses of $80,000 for the first six months of fiscal 2000 compared to the first six months of fiscal 1999.

Operating Expenses -

The increase in operating expenses for the first six months of fiscal 2000 compared to fiscal 1999 is primarily related to costs, including payroll and benefits, associated with retail energy marketing. Those costs were approximately $80,000. The Company started its retail energy marketing operations early in fiscal 2000 in anticipation of open access for residential and small commercial customers in Montana, during the fall of 1999.

Other Income -

Other income decreased approximately $210,000 for the first six months of fiscal 2000. The decrease is completely related to the difference in gains associated with derivative trading between the first six months of fiscal 2000 and the first six months of fiscal 1999.

Income Taxes -

Income taxes related to the Company's energy marketing operations decreased approximately $70,000 for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. The decrease is related to having income before taxes of approximately $100,000 in fiscal 1999 and a loss before income taxes of approximately $70,000 in fiscal 2000.

OPERATING RESULTS FOR ENERGY WEST DEVELOPMENT, INC.

                                                               Second Quarter                   Six Months
                                                              Ended December 31              Ended December 31
                                                             2000           1999           2000             1999
                                                                 (IN THOUSANDS)                (IN THOUSANDS)
ENERGY WEST DEVELOPMENT (EWD)
     Operating revenues                                      $162             $24            $266              $49
                                                        ----------------------------------------------------------
     Gross Margin                                              62              24              97               49
     Operating expenses                                        29              16              47               29
                                                        ----------------------------------------------------------
     Operating income                                          33               8              50               20
     Other (income) expense-net                                (3)              0              (4)              (1)
     Interest expense (SEE NOTE BELOW)                          7               8              14               16
     Income taxes (benefits)                                   13               0              16                2
                                                        ----------------------------------------------------------
     Net income (loss)                                       $ 16             $ 0            $ 24              $ 3
                                                        ==========================================================


       [INTEREST CHARGES FOR EACH OF THE COMPANY'S OPERATIONS DO NOT EQUAL TOTAL INTEREST CHARGES FOR THE COMPANY, DUE TO ELIMINATING ENTRIES BETWEEN ENTITIES.]


SECOND QUARTER AND SIX MONTHS RESULTS FOR ENERGY WEST DEVELOPMENT, INC.

The primary activity for Energy West Development, Inc. during fiscal 1999 was a lease of commercial property in Great Falls, Montana. All revenue and costs in fiscal 1999 were associated with that lease. The lease of that commercial property continues in fiscal 2000. However, appliance sales operations, which the Company has been involved in for the last seven years and had previously been reported as other income from regulated operations, is now included with Energy West Development, Inc. The result of that operational change is reflected in each of the line items detailed in the table above. The net income associated with the appliance sales operations in the second quarter and for the first six months of fiscal 2000 is comparable to the net income from that operation for the same time periods in fiscal 1999.

SAFE HARBOR FORWARD LOOKING STATEMENT

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

Total costs incurred for the first six months of fiscal 2000, through December 31, to address the Y2K issue, were approximately $50,000. The total costs to address the Y2K issue, most of which were internal labor costs and were incurred in prior fiscal years, were approximately $125,000 and therefore did not have a material impact on the Company's current financial position, liquidity or results of operations.

The Company did not experience any Y2K rollover incidents and has not experienced any other Y2K related incidents since the rollover. Although it is impossible to predict if there will be any Y2K incidents in the future, the Company's experience, to date, and its extensive preparations prior to the rollover, results in the Company not expecting any significant Y2K incidents to occur in the future.

REGULATORY ACTIVITY

In October of 1999, the Company applied for recovery of approximately $2,960,000 in gas costs with the Montana Public Service Commission. This gas costs application is similar to applications made annually as the mechanism the Montana Public Service Commission utilizes to permit recovery of gas costs. The Montana Consumer Counsel (MCC) has intervened in this application. The Company has endeavored to address the MCC's concerns through informal settlement discussions. These discussions have not proven to be fruitful and the Company expects the MCC to recommend a substantial adjustment to the Company's application in a filing that is expected to be made contemporaneous with this filing. If the MCC does recommend a disallowance of gas costs in its filing, the Company intends to vigorously defend its position before the Montana Public Service Commission. Hearings on this matter before the Montana Public Service Commission are expected to convene sometime in the month of April and a decision regarding the Company's application should be issued by the end of the Company's fiscal year (June 30, 2000) or in the first quarter of fiscal 2001 (September 30, 2000).

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

The Company protects itself against price fluctuations on natural gas by limiting the aggregate level of net open positions which are exposed to market price changes through the use of natural gas derivative instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the Company may trade to those related to natural gas commodities. The quantitative information related to derivative transactions is contained in footnote number two to the condensed consolidated financial statements.

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

Item 3.  Defaults upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -  Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits (See Exhibit Index on Page E-1)
         B. No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ Larry D. Geske
-------------------------------
Larry D. Geske, President and
Chief Executive Officer


Dated February     , 2000
              -----

/s/ Edward J. Bernica
---------------------------------
Edward J. Bernica, Executive Vice-President,
Chief Operating Officer and Chief Financial Officer