Form 10-Q
period 2000-03-31
ENERGY WEST INC
filed 2000-05-15
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Class Outstanding at  March 31, 2000
(Common stock, $.15 par value) 2,463,944

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                      Page No.

Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2000 and June 30, 1999                                          1

                  Condensed Consolidated Statements of Income -
                  three months and nine months ended March 31, 2000 and 1999                2

                  Condensed Consolidated Statements of cash flows -
                  Nine months ended March 31, 2000 and 1999                                 3

                  Notes to Condensed Consolidated Financial Statements                    4-6

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations                          7-16

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk               17

Part II  Other Information

         Item 1 - Legal Proceedings                                                        18

         Item 2 - Changes in Securities                                                    19

         Item 3 - Defaults upon Senior Securities                                          19

         Item 4 - Submission of Matters to a Vote of Security Holders                      19

         Item 5 - Other Information                                                        19

         Item 6 - Reports on Form 8-K                                                      19

         Signatures


I.  FINANCIAL INFORMATION
    Item 1. Financial Statements
                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               ASSETS
                                                                                    March 31                          June 30
                                                                                        2000                             1999
                                                                                 ------------                     -----------

     Current Assets:
       Cash                                                                      $   148,948                      $   225,970
       Accounts Receivable (net)                                                   9,069,534                        6,033,820
       Natural Gas and Propane Inventory                                             922,342                        1,423,910
       Materials and Supplies                                                        630,382                          627,046
       Prepayments and other                                                         440,726                          154,643
       Refundable Income Tax Payments                                                      0                          122,202
       Recoverable Cost of Gas Purchases                                           3,739,653                        2,840,975
                                                                                 -----------                      -----------

                 Total Current Assets                                             14,951,585                       11,428,566
                                                                                 -----------                      -----------


     Notes Receivable Due After One Year                                             168,333                          188,446

     Property, Plant and Equipment-Net                                            31,834,427                       29,371,726

     Deferred Charges                                                              3,271,050                        3,212,233
                                                                                 -----------                      -----------

     Total Assets                                                                $50,225,395                      $44,200,971
                                                                                 ===========                      ===========

                                                  CAPITALIZATION AND LIABILITIES


     Current Liabilities:
       Note payable to bank                                                      $ 4,837,982                      $         0
       Long-term debt due within one year                                            250,723                          430,723
       Accounts Payable - Gas and Electric Purchases                               3,376,653                        3,522,655
       Other Current and Accrued Liabilities                                       3,896,887                        3,276,383
                                                                                 -----------                      -----------

                 Total Current Liabilities                                        12,362,245                        7,229,761
                                                                                 -----------                      -----------

     Deferred Credits                                                              6,880,267                        6,599,195

     Long-term Debt (less amounts due within one year)                            16,765,000                       16,840,000


       Stockholders' Equity
         Preferred Stock                                                                   0                                0
         Common Stock (2,463,944 shares and
         2,433,740 shares were outstanding at March
         31, 2000 and June 30, 1999 respectively)                                    369,077                          365,065
         Capital in Excess of Par Value                                            3,787,694                        3,560,541
         Retained Earnings                                                        10,061,112                        9,606,409
                                                                                 -----------                      -----------

           Total Stockholder's Equity                                             14,217,883                       13,532,015
                                                                                 -----------                      -----------


     Total Capitalization and Liabilities                                        $50,225,395                      $44,200,971
                                                                                 ===========                      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                      Three Months Ended               Nine Months Ended
                                                                            March 31                        March 31
                                                                     2000             1999            2000            1999
                                                                 -------------------------------------------------------------
     Operating revenue:
       Regulated utilities                                       $10,926,820      $10,186,782     $22,462,107     $22,362,315
       Propane operations                                          1,760,310        1,132,214       4,006,548       2,485,391
       Gas and electric trading                                   11,130,321        6,405,812      28,799,630      15,112,249
       Other                                                          43,797           24,376         309,305          73,125
                                                                 -------------------------------------------------------------
     Total Revenue                                                23,861,248       17,749,184      55,577,590      40,033,080
                                                                 -------------------------------------------------------------
     Operating Expenses
       Gas purchased                                               7,966,763        6,665,490      16,301,949      14,582,225
       Cost of gas and electric trading                           10,641,377        5,876,869      28,084,850      14,487,036
       Distribution, general and administrative                    1,838,580        2,124,272       6,022,446       6,007,096
       Maintenance                                                   106,277          142,741         307,535         383,377
       Depreciation and amortization                                 447,485          441,025       1,346,290       1,318,297
       Taxes other than Income                                       172,688          230,346         506,664         567,515
                                                                 -------------------------------------------------------------


                 Total Operating Expenses                         21,173,170       15,480,743      52,569,734      37,345,546
                                                                 -------------------------------------------------------------

     Operating Income                                              2,688,078        2,268,441       3,007,856       2,687,534

     Other Income - Net                                               41,454          182,527         293,944         679,114
                                                                 -------------------------------------------------------------


      Income Before Interest Charges & Income Taxes                2,729,532        2,450,968       3,301,800       3,366,648
                                                                 -------------------------------------------------------------

     Interest Charges:
       Long-Term Debt                                                309,977          315,931         933,328         943,731
       Other                                                         158,580          101,838         350,834         274,331
                                                                 -------------------------------------------------------------

             Total Interest Charges                                  468,557          417,769       1,284,162       1,218,062
                                                                 -------------------------------------------------------------

     Net Income Before Income Taxes                                2,260,975        2,033,199       2,017,638       2,148,586

     Income Taxes                                                    819,618          740,287         742,444         792,446
                                                                 -------------------------------------------------------------

     Net Income                                                   $1,441,357       $1,292,912      $1,275,194      $1,356,140
                                                                 =============================================================

     Basic Earnings and diluted income per common share                $0.59            $0.53           $0.52           $0.56
                                                                 =============================================================

     Dividends per common share                                      $0.1200          $0.1150         $0.3600         $0.3450
                                                                 =============================================================

     Basic Weighted Average Shares                                 2,461,235        2,421,462       2,450,888       2,415,134

     Diluted Weighted Average Shares                               2,461,235        2,424,206       2,450,888       2,417,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Nine Months Ended
                                                                                                        March 31
                                                                                                2000             1999
                                                                                           ------------------------------
Operating Activities:
      Net Income                                                                             $ 1,275,194    $  1,356,140

     Adjustments to Reconcile Net Income to Cash Flow
       Depreciation and Amortization                                                           1,568,777       1,566,292
       Gain on Sale of Property, Plant & Equipment                                                (5,901)        (34,452)
       Deferred Gain on Sale of Assets                                                           (17,721)        (17,721)
       Investment Tax Credit                                                                     (15,797)        (15,796)
       Deferred Income Taxes                                                                     574,870         614,311
       Changes in Operating Assets and Liabilities                                            (3,593,225)       (132,945)
                                                                                           ------------------------------
          Net Cash Provided by (Used In) Operating Activities                                   (213,803)      3,335,829

Investing Activities:
       Construction Expenditures                                                              (3,787,716)     (2,566,042)
       Collection of Long-Term Notes Receivable                                                   20,113          19,429
       Proceeds from Contributions in Aid of Construction                                         55,738         227,190
       Increase in Notes Receivable                                                                    0         (13,200)
       Proceeds from Sale of Property, Plant & Equipment                                           8,650          80,250
                                                                                           ------------------------------
         Net Cash Used In Investing Activities                                                (3,703,215)     (2,252,373)

Financing Activities:
       Proceeds from Notes Payable                                                            35,293,748      26,317,000
       Repayment of Long-Term Debt                                                              (255,000)       (255,000)
       Repayment of Notes Payable                                                            (30,455,766)    (26,287,000)
       Sale of Common Stock                                                                            0             900
       Dividends paid                                                                           (742,986)       (760,169)
                                                                                           ------------------------------
          Net Cash Provided by (Used In) Financing Activities                                  3,839,996        (984,269)
                                                                                           ------------------------------

          Net Increase (Decrease) in Cash and Cash Equivalents                                   (77,022)         99,187

             Cash and Cash Equivalents at Beginning of Year                                      225,970          58,006
                                                                                           ------------------------------

             Cash and Cash Equivalents at End of Period                                      $   148,948    $    157,193
                                                                                           ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 1999.

Note 2 - Risk Management

Gas Trading Derivatives

In July 1998 the Company signed a basis swap agreement, between the NYMEX and AECO price indexes. The contract period for 5,000 MMBTU per day began November 1, 1999 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.62 per MMBTU. The Company settled this basis differential at $.38, in fiscal 1999, resulting in a gain of $390,000 which is included as other income in fiscal 1999. The Company designated this basis swap as a trading commodity derivative.

In August 1999 the Company signed a basis swap agreement, between the NYMEX and AECO price indexes. The contract period for 5,000 MMBTU per day began November 1, 1999 and ended March 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.45 per MMBTU. The Company settled this basis differential at $.38 in September 1999, resulting in a gain of $53,000 which is included as other income in fiscal 2000. The Company designated this basis swap as a trading commodity derivative.

The Company entered into two swap agreements with a market maker which requires the market maker to pay a fixed price to the Company and for the Company to pay the AECO index price for the contracted volumes. The Company entered into two reciprocal agreements with a counter party whereby the counter party pays the AECO index price to the Company and the Company pays the AECO fixed price to the counter party. The first agreement was from June 1, 1999 to October 31, 1999 at a fixed price of $1.925 for 2,500 MMBTU per day. The second agreement is from November 1, 1999 to October 31, 2001 for 1,200 MMBTU per day at a fixed price of $2.06. The AECO index price at March 31, 2000 was $2.66. These reciprocal agreements have offsetting terms, resulting in no gain or loss. In the event the counter-party fails to perform under its obligation, and the AECO index price exceeds the fixed prices of these swaps, the Company would be liable to the market maker. The Company's contingent liability based on the current AECO index price is $420,000.

In March 2000 the Company signed a basis swap agreement, between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day began April 1, 2000 and ends October 31, 2000. The swap compares the index prices of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.26 per MMBTU. The Company settled the April basis differential at $.32 resulting in a $9,000 gain and the May basis differential at $.38 resulting in a gain of $19,000. The June to October basis differentials were settled in May at $.28 and resulted in a gain of $15,000. The Company has designated this basis swap as a trading commodity derivative.

Note 3 - Income Taxes

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense at statutory rates - 34% ..........   $ 685,997
State tax expense, net of federal tax benefit..      43,640
Amortization of deferred investment tax credits     (15,797)
Other .........................................      28,604
                                                  ---------
Total income tax expense ......................   $ 742,444
                                                  =========

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

At March 31, 2000 the costs incurred in evaluating this site and beginning remediation have totaled approximately $1,800,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of March 31, 2000 that recovery mechanism had generated approximately $870,000. The Company expects to recover the full amount expended through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ for its water remediation.


Legal Proceedings

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part II - Other information, Item 1., the adverse outcome of which individually or in the aggregate, in the Company's view, would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

Note 5 - Operating Revenues and Expenses

Regulated utility, propane, energy marketing and other operating revenues and expenses were as follows:


                                                                Three Months Ended              Nine Months Ended
                                                                ------------------              -----------------
                                                                    March 31                         March 31
                                                                    --------                         --------
                                                         2000                1999             2000            1999
                                                         ----                ----             ----            ----
OPERATING REVENUES:
Regulated Utilities                                   $10,926,820       $ 10,186,782       $22,462,107     $22,362,315
Propane  Operations                                     1,760,310          1,132,214         4,006,548       2,485,391
Energy Marketing                                       11,130,321          6,405,812        28,799,630      15,112,249
Other                                                      43,797             24,376           309,305          73,125
                                                     -------------     --------------     -------------   -------------
                                                      $23,861,248       $ 17,749,184       $55,577,590     $40,033,080
                                                     =============     ==============     =============   =============
GAS AND POWER PURCHASES:
Regulated Utilities                                   $ 6,976,366       $  6,263,319       $13,773,737     $13,539,371
Propane Operations                                        987,189            402,171         2,356,777       1,042,854
Energy Marketing                                       10,641,377          5,876,869        28,084,850      14,487,036
Other                                                       3,208                  0           171,435               0
                                                     -------------     --------------     -------------   -------------
                                                      $18,608,140       $ 12,542,359       $44,386,799     $29,069,261
                                                     =============     ==============     =============   =============
DISTRIBUTION, GENERAL AND ADMINISTRATIVE:
Regulated Utilities                                   $ 1,343,892       $  1,679,256       $ 4,574,149     $ 4,803,953
Propane Operations                                        294,089            279,939           880,690         762,927
Energy Marketing                                          183,944            161,913           516,295         420,966
Other                                                      16,655              3,164            51,312          19,250
                                                     -------------     --------------     -------------   -------------
                                                      $ 1,838,580       $  2,124,272       $ 6,022,446     $ 6,007,096
                                                     =============     ==============     =============   =============
MAINTENANCE:
Regulated Utilities                                   $    96,651       $    131,040       $   265,281     $   331,385
Propane Operations                                          9,626             11,701            42,254          48,852
Energy Marketing                                                0                  0                 0           3,140
Other                                                           0                  0                 0               0
                                                     -------------    ---------------     -------------   -------------
                                                      $   106,277       $    142,741       $   307,535     $   383,377
                                                     =============     ==============    ==============   =============
DEPRECIATION AND AMORTIZATION:
Regulated Utilities                                   $   381,371       $    373,336       $ 1,146,111     $ 1,117,803
Propane Operations                                         58,066             59,642           176,037         176,352
Energy Marketing                                            4,470              4,470            13,410          13,410
Other                                                       3,578              3,577            10,732          10,732
                                                     -------------     --------------     -------------   -------------
                                                      $   447,485       $    441,025       $ 1,346,290     $ 1,318,297
                                                     =============     ==============     =============   =============
TAXES OTHER THAN INCOME:
Regulated Utilities                                   $   145,645       $    196,049       $   420,672     $   484,214
Propane Operations                                         17,227             28,878            53,260          61,668
Energy Marketing                                            7,115              2,719            24,632          13,533
Other                                                       2,701              2,700             8,100           8,100
                                                     -------------     --------------     -------------   -------------
                                                      $   172,688       $    230,346       $   506,664     $   567,515
                                                     =============     ==============     =============   =============
INCOME TAXES:
Regulated Utilities                                   $   583,322       $    452,934       $   493,816     $   448,604
Propane Operations                                        134,944            120,043           155,036         134,261
Energy Marketing                                           96,833            164,763            73,091         205,311
Other                                                       4,519              2,547            20,501           4,270
                                                     -------------     --------------     -------------   -------------
                                                      $   819,618       $    740,287       $   742,444     $   792,446
                                                     =============     ==============     =============   =============

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

At March 31, 2000, the Company had $19,000,000 in bank lines of credit, of which $4,840,000 had been borrowed under the credit agreement. The Company had outstanding letters of credit totaling $4,640,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in a reduction in borrowing capacity to $14,360,000.

The Company used net cash in operating activities for the first nine months of fiscal 2000 of approximately $210,000 as compared to generating approximately $3,340,000 for the first nine months of fiscal 1999. The difference in cash used for operating activities of approximately $3,550,000 was due to greater working capital requirements of approximately $3,460,000. The higher working capital requirements were primarily due to a greater reduction in gas inventory, of approximately $2,780,000, during the first nine months of fiscal 1999 compared to fiscal 2000. Other items contributing to the difference were lower accounts payable primarily related to lower commodity purchases partially offset by a lower change in accounts receivable and greater deferred revenues related to energy marketing operations.

Cash used in investing activities was approximately $3,700,000 for the first nine months of fiscal 2000 compared to approximately $2,250,000 for the first nine months of fiscal 1999. This increase of $1,450,000 was primarily due to an increase in capital expenditures, of $1,220,000, for system expansion in utility operations, a new billing system, to be used by all of the Company's operating entities, and propane storage tanks. In addition proceeds from contributions in aid of construction decreased by $170,000.

Cash provided by financing activities was approximately $3,840,000 for the first nine months of fiscal 2000, as compared to a reduction of approximately $980,000 for the nine months ended March 31, 1999. The increase in cash provided by financing activities of approximately $4,820,000 is primarily due to net short-term borrowing.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3,700,000 in fiscal 1999 and approximately $3,000,000 for fiscal 1998. During fiscal 1999, approximately $2,900,000 was expended for system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $700,000 was expended for bulk tanks, customer tanks and equipment for the propane operating entities. Capital expenditures are expected to be approximately $4,900,000 in fiscal 2000, including approximately $3,800,000 for continued system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $700,000 is expected to be expended for bulk tanks, customer tanks and equipment for the propane operating entities, with the balance of $400,000 to be expended for energy marketing. Included in the above expenditures is approximately $500,000 for the development and implementation of a new billing system. As of March 31, 2000, approximately $4,280,000 of that amount had been expended.

Comparison of Third Quarter and Nine Months of Fiscal 2000 Ended March 31, 2000 and Fiscal 1999 Ended March 31, 1999

Quarterly Results for Consolidated Operations

The Company's net income for the third quarter of fiscal 2000, ended March 31, 2000 was approximately $1,440,000 compared to approximately $1,290,000 for the third quarter of fiscal 1999, ended March 31, 1999.

Operating income increased from approximately $2,270,000 in fiscal 1999 to $2,690,000 in fiscal 2000,or $420,000 primarily due to operating expense reductions. Gross margins increased approximately $50,000 for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The increase was from higher margins of $70,000 in utility and retail propane operations, primarily due to customer growth between the third quarter of fiscal 2000 and fiscal 1999. This was partially offset by overall lower energy marketing margins of $40,000. Although electric marketing margins increased $180,000, gas marketing margin decreased by $220,000 due to significantly higher costs associated with natural gas purchases. Operating expenses decreased approximately $370,000 for the third quarter of fiscal 2000 due to several factors. These factors include lower discretionary spending related to travel, training, general office expenses and maintenance; lower salary costs and benefit costs related to less overtime paid and lower accruals associated with pay-for-performance incentive plans. In addition, the Company enacted a temporary moratorium for health insurance premiums beginning January 2000 because of an over-funding related to the Company's health insurance trust fund. Other income decreased by approximately $140,000 in the quarter primarily due to lower mark-to-market gains for derivatives held by the Company.

Nine Month Results for Consolidated Operations

The Company's net income for the nine months ended March 31, 2000 was approximately $1,280,000 compared to net income of approximately $1,360,000 for the nine months ended March 31, 1999.

Operating income increased from approximately $2,690,000 in fiscal 1999 to $3,010,000 in fiscal 2000,or $320,000 due to higher gross margins of $230,000 and lower operating expenses of $100,000. The gross margin increase was due to higher margins in wholesale propane operations of $210,000, from greater volumes sold and a higher margin per gallon sold. In addition, energy marketing margins increased by $90,000. This resulted from an increase in electric marketing margins of $270,000 from increased customers, offset by a decrease in gas marketing margins of $180,000, due to significantly higher costs associated with natural gas purchases. The primary reasons for the operating expense reductions were lower discretionary spending related to travel, training, general office expenses and maintenance and lower health insurance premiums. Other income decreased by approximately $390,000 in the nine months primarily due to lower mark-to-market gains for derivatives held by the Company.

OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS

                                                             Third Quarter                      Nine Months
                                                             Ended March 31                    Ended March 31
                                                         2000              1999             2000           1999
                                                            (In thousands)                     (In thousands)

Operating revenues                                      $10,927           $10,187         $22,462          $22,362
Gas purchased                                             6,977             6,263          13,774           13,539
                                                 -----------------------------------------------------------------
Gross Margin                                              3,950             3,924           8,688            8,823
Operating expenses                                        1,968             2,380           6,406            6,737
                                                 ------------------------------------------------------------------
Operating Income                                          1,982             1,544           2,282            2,086
Interest charges   (see note below)                         384               357           1,057            1,015
Other utility (income) - net                                (21)              (68)           (117)            (162)
Income taxes                                                583               453             494              449
                                                 ------------------------------------------------------------------

Net utility income                                      $ 1,036           $   802         $   848          $   784
                                                 ==================================================================

         [Interest charges for each of the Company's operations do not equal total interest charges for the Company, due to eliminating entries between entities.]
                                        9

Quarterly Results for Utility Operations

Utility operating income in the third quarter of fiscal 2000 increased approximately $440,000 compared to the third quarter of fiscal 1999 primarily due to expense reductions during the third quarter for fiscal 2000. Although revenue increased $740,000, gas purchased also increased by $710,000 resulting in a $30,000 margin increase. The increase in revenue and natural gas purchases was due to higher commodity costs for gas purchases. The volumes sold and degree days were approximately the same for the third quarter of fiscal 2000 and fiscal 1999. Operating expenses decreased approximately $410,000 for the third quarter of fiscal 2000 compared to fiscal 1999.

Operating Expenses -

The significant decrease in operating expenses for the third quarter of fiscal 2000 compared to the same quarter in fiscal 1999 is due to several factors. The most significant factor is a reduction of $130,000 in pay for performance accruals and salaries, because of lower year-to-date utility earnings due to weather being approximately 14% warmer than normal for the first nine months of fiscal 2000. In addition, health insurance premiums were approximately $60,000 lower in the third quarter of fiscal 2000 due to the health premium moratorium. Other factors contributing to the reduction in expenses are lower vacation accruals, after calculating the annual accruals, of $40,000, lower pension and ESOP accruals due to lower salaries of $30,000, lower discretionary expenses for travel, training and general office expenses of approximately $50,000 and lower maintenance costs associated with general plant of $30,000. A final reduction in operating expense in the third quarter of fiscal 2000 compared to fiscal 1999 is related to a sales and use tax audit in fiscal 1999 related to the Company's Arizona operations which resulted in a one-time charge of $50,000 in the third quarter of fiscal 1999.

Other Income -

The $50,000 decrease in other income for the third quarter of fiscal 2000 compared to fiscal 1999 is related to lower service sales and lower carrying cost recovery due to lower regulatory asset balances related to the Company's Montana operations.

Interest Charges -

Interest charges allocable to the Company's utility divisions was approximately $30,000 higher for the third quarter of fiscal 2000 as compared to the same quarter in fiscal 1999. This increase is related to higher working capital requirements and higher construction expenditures during the third quarter of fiscal 2000.

Income Taxes -

Income taxes for the Company's utility operations increased approximately $130,000 for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. This occurred because pre-tax income was approximately $360,000 higher for the same comparable time periods.

Nine Month Results for Utility Operations

Utility operating income for the first nine months of fiscal 2000 increased approximately $200,000 compared to the first nine months of fiscal 1999. Although gross margin decreased by approximately $140,000, primarily due to 3% warmer weather in fiscal 2000, a significant reduction in operating expenses of approximately $330,000 resulted in the improvement in operating income. The weather impact was partially offset by customer growth and a rate design change for the Great Falls utility operations.

Operating Expenses -

The decrease in operating expenses for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 was primarily achieved in the third quarter. The decrease was due to several factors. These factors include lower salary expenses of $40,000, lower pension and ESOP accruals, due to lower salaries, of $10,000. In addition, health insurance premiums were approximately $60,000. Other factors contributing to the reduction in expenses were lower discretionary expenses for travel, training, general office and promotional and advertising expenses of approximately $80,000 and lower maintenance costs primarily associated with general plant of $70,000. A final reduction in operating expense for the first nine months of fiscal 2000 compared to fiscal 1999 is related to a sales and use tax audit in fiscal 1999 related to the Company's Arizona operation, which resulted in a one-time charge of $50,000 in fiscal 1999.

Other Income -

The $50,000 decrease in other income for the first nine months of fiscal 2000 compared to fiscal 1999 is related to lower service sales and lower carrying cost recovery due to lower regulatory asset balances related to the Company's Montana operations.

Interest Charges -

Interest charges allocable to the Company's utility divisions was approximately $40,000 higher for the first nine months of fiscal 2000 compared to the same period in fiscal 1999. This increase is primarily related to higher construction expenditures during the first nine months of fiscal 2000.

Income Taxes -

Income tax expense for the Company's utility divisions was approximately $40,000 higher for the first nine months of fiscal 2000 compared to fiscal 1999, because pre-tax income increased by $110,000 for the same comparable time periods.

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS


                                                                 Third Quarter                     Nine Months
                                                                Ended March 31                   Ended March 31

                                                            2000               1999          2000              1999
                                                                (In thousands)                   (In thousands)

ENERGY WEST PROPANE (EWP)
     Operating revenues                                    $1,760            $1,132         $4,007           $2,485
     Cost of propane                                          987               402          2,357            1,043
                                                 -------------------------------------------------------------------
     Gross Margin                                             773               730          1,650            1,442
     Operating expenses                                       379               380          1,152            1,051
                                                 -------------------------------------------------------------------
     Operating income                                         394               350            498              391
     Other (income) - net                                     (15)              (26)           (55)            (109)
     Interest expense (see note below)                         40                43            126              135
     Income taxes                                             135               120            155              134
                                                 -------------------------------------------------------------------
               Net income                                  $  234            $  213         $  272           $  231
                                                 ===================================================================


         [Interest charges for each of the Company's operations do not equal total interest charges for the Company, due to eliminating entries between entities.]

Quarterly Results for Propane Operations

Propane operating income in the third quarter of fiscal 2000 increased approximately $40,000 compared to the third quarter of fiscal 1999 primarily due to higher gross margin from the Company's retail propane operation. Total propane revenue increased by $630,000 for the third quarter of which $370,000 was from wholesale propane sales. Total propane gross margin increased by $40,000 during the quarter, primarily due to a higher margin per gallon sold in the retail propane operations. Operating expenses were approximately the same in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999.

Other Income -

The decrease in other income was primarily due to one-time consulting fees received in fiscal 1999.

Income Taxes -

Income tax expense for the Company's propane operations was approximately $15,000 higher for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. This occurred because pre-tax income was approximately $40,000 higher in the third quarter of fiscal 2000 compared to fiscal 1999.

Nine Month Results for Propane Operations

Propane operating income for the first nine months of fiscal 2000 increased approximately $110,000 compared to the first nine months of fiscal 1999. Total propane revenue increased by $1,520,000 for the first nine months of fiscal 2000 of which $1,000,000 was from wholesale propane sales. Total propane gross margin increased by $210,000 during the period of which $240,000 was an increase from wholesale propane operations, partially offset by a decrease in gross margin of $30,000 from retail propane operations. The increase in gross margin was partially offset by higher operating expenses of approximately $100,000 and a decrease in other income of approximately $50,000 for the first nine months of fiscal 2000.

Operating Expenses -

The increase in operating expenses for the first nine months of fiscal 2000 compared to the same period in fiscal 1999 was primarily due to inflationary trends, higher payroll and associated benefits related to the expanding wholesale operations and customer growth in retail operations. In addition, insurance costs were higher because of growth in gallons sold. Also, an increase in bad debt expense and higher fixed propane storage costs were incurred.

Other Income -

The $50,000 decrease in other income for the first nine months of fiscal 2000, compared to the first nine months of fiscal 1999, occurred because of capital gain income from property sales in fiscal 1999 and from one-time consulting fees received in fiscal 1999.

Income Taxes -

Income tax expense for the Company's propane operations was approximately $20,000 higher for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999 because pre-tax income increased approximately $60,000.

OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING OPERATIONS


                                                                Third Quarter                        Nine Months
                                                                Ended March 31                      Ended March 31

                                                            2000             1999                 2000          1999
                                                                (In thousands)                       (In thousands)

ENERGY WEST RESOURCES (EWR)
     Gas & electric trading revenue                        $11,130            $6,406             $28,800      $15,112
     Cost of gas & electric trading                         10,641             5,877              28,085       14,487
                                                  --------------------------------------------------------------------
     Gross Margin                                              489               529                 715          625
     Operating expenses                                        196               169                 554          451
                                                  --------------------------------------------------------------------
     Operating income                                          293               360                 161          174
     Other (income) - net                                       (4)              (87)               (115)        (407)
     Interest expense (see note below)                          35                10                  80           44
     Income taxes                                               97               165                  73          205
                                                  --------------------------------------------------------------------
               Net income                                  $   165            $  272             $   123      $   332
                                                  ====================================================================


         [Interest charges for each of the Company's operations do not equal total interest charges for the Company, due to eliminating entries between entities.]

Quarterly Results for Energy Marketing Operations

Operating income from energy marketing decreased approximately $70,000 for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Energy marketing revenue increased by approximately $4,720,000, of which $3,200,000 is related to marketing of electricity in Montana. The increase in electric revenue is related to an increase in wholesale and retail electric customers. The balance of the increase in energy marketing revenue of $1,660,000 is related to wholesale and retail gas sales. The increase in gas marketing revenue is primarily related to an increase in market prices for natural gas which were substantially higher in the third quarter of fiscal 2000 as compared to fiscal 1999. An increase in gross margin from electric sales of $180,000 was offset by a decrease in gross margin from natural gas sales of $220,000. The decrease in gross margin from natural gas sales is related to higher natural gas costs per MMBTU associated with gas purchases during the third quarter of fiscal 2000. In addition, operating expenses increased approximately $30,000 in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily due to increased marketing and administrative expenses associated with retail energy marketing.

Operating Expenses -

The operating expenses associated with retail energy marketing, for the third quarter of fiscal 2000, were $70,000 and are primarily due to increases in payroll and benefit costs. The Company had no retail energy marketing activities in fiscal 1999 because open-access for residential and small commercial customers, in Montana, was not allowed until the fall of 1999. The increased operating expenses for retail energy marketing were offset by lower discretionary expenses of $20,000 for travel, training, marketing and general office expenses related to wholesale energy marketing. In addition, employee benefit costs for wholesale energy marketing were lower by $10,000, primarily related to lower pension accruals and health insurance premiums.

Other Income -

Other income decreased approximately $80,000 in the third quarter of fiscal 2000. This decrease is completely related to gains associated with derivative trading in the third quarter of fiscal 1999. There were no gains from derivative trading activity in the third quarter of fiscal 2000.

Interest Charges -

Interest charges allocable to the Company's energy marketing operations were approximately $30,000 higher for the third quarter of fiscal 2000 as compared to the same period in fiscal 1999. This increase is primarily related to working capital requirements during the quarter.

Income Taxes -

Income taxes related to the Company's energy marketing operations decreased approximately $70,000 for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The decrease is related to lower pre-tax earnings of $180,000 for the same comparable periods.

Nine Months Results for Energy Marketing Operations

Operating income from energy marketing decreased approximately $10,000 for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Energy marketing revenue increased by approximately $13,690,000, of which, $12,870,000 is related to marketing of electricity in Montana. There were minimal electric sales in the first nine months of fiscal 1999. An increase in gross margin from electric sales of $270,000 was partially offset by a decrease in gross margin from natural gas sales of $180,000, resulting in a net increase in gross margin of $90,000. The decrease in gross margin from natural gas sales is related to higher natural gas costs per MMBTU associated with gas purchases during the third quarter of fiscal 2000. The increase in gross margin was completely offset by higher operating expenses of approximately $100,000 for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

Operating Expenses -

The operating expenses associated with retail energy marketing, for the first nine months of fiscal 2000, were $150,000 and are primarily due to increased payroll and benefit costs. The Company had no retail energy marketing activities in fiscal 1999, because open-access for residential and small commercial customers, in Montana, was not allowed until the fall of 1999. The increased operating expenses for retail energy marketing were offset by lower discretionary expenses of $20,000 for travel, training, marketing and general office expenses related to wholesale energy marketing. In addition, employee benefit costs for wholesale energy marketing were lower by $30,000 primarily related to lower pension, vacation expense accruals and health insurance premiums.

Other Income -

Other income decreased approximately $290,000 for the first nine months of fiscal 2000. The decrease is completely related to the difference in gains associated with derivative trading between the first nine months of fiscal 2000 and the first nine months of fiscal 1999.

Income Taxes -

Income taxes related to the Company's energy marketing operations decreased approximately $130,000 for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. The decrease is related to lower pre-tax earnings of $340,000 for the same comparable periods.

OPERATING RESULTS FOR ENERGY WEST DEVELOPMENT, INC.


                                                                Third  Quarter                   Nine Months
                                                                Ended March 31                 Ended March 31
                                                             2000            1999           2000             1999
                                                                (In thousands)                  (In thousands)

ENERGY WEST DEVELOPMENT (EWD)
     Operating revenues                                       $44             $24            $309              $73
                                                        -----------------------------------------------------------
     Gross Margin                                              41              24             138               73
     Operating expenses                                        22               9              70               38
                                                        -----------------------------------------------------------
     Operating income                                          19              15              68               35
     Other (income) expense-net                                (1)             (2)             (6)              (2)
     Interest expense (see note below)                          7               8              21               24
     Income taxes                                               5               3              20                4
                                                        -----------------------------------------------------------
     Net income                                               $ 8             $ 6            $ 33              $ 9
                                                        ===========================================================



         [Interest charges for each of the Company's operations do not equal total interest charges for the Company, due to eliminating entries between entities.]


Third Quarter and Nine Months Results for Energy West Development, Inc.

The primary activity for Energy West Development, Inc. during fiscal 1999 was a lease of commercial property in Great Falls, Montana. All revenue and costs in fiscal 1999 were associated with that lease. The lease of that commercial property continues in fiscal 2000. However, appliance sales operations, which the Company has been involved in for the last seven years and had previously been reported as other income from regulated operations, is now included with Energy West Development, Inc. The result of that operational change is reflected in each of the line items detailed in the table above. The net income associated with the appliance sales operations in the third quarter and for the first nine months of fiscal 2000 is comparable to the net income from that operation for the same time periods in fiscal 1999.

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

Total costs incurred for the first nine months of fiscal 2000, through March 31, 2000, to address the Y2K issue, were approximately $50,000. The total costs to address the Y2K issue, most of which were internal labor costs incurred in prior fiscal years, were approximately $125,000 and therefore did not have a material impact on the Company's current financial position, liquidity or results of operations.

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

Regulatory Activity

In October of 1999, the Company applied for recovery of approximately $2,960,000 in gas costs with the Montana Public Service Commission (MPSC). This gas costs application is similar to applications made annually as the mechanism the MPSC utilizes to permit recovery of gas costs. The Montana Consumer Counsel (MCC) has intervened in this application. The Company has endeavored to address the MCC's concerns through informal settlement discussions. Those discussions were not fruitful and the MCC has recommended a substantial decrease of $830,000 of gas costs, related to the Company's application, to be amortized over a three year period. The Company intends to vigorously defend its position before the MPSC. Hearings on this matter before the MPSC are scheduled for May 31, 2000 and a decision regarding the Company's application should be issued in the first quarter of fiscal 2001 (September 30, 2000). It is not possible to estimate either the outcome or the timing of the MPSC's ruling or whether it will have an adverse affect on the fiscal 2000 earnings.

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

On February 6, 1998 a judgement was entered against the Company in the Federal District Court for Wyoming in favor of Randy and Melissa Hynes. The Company was found to be 55% responsible resulting in a liability of approximately $2,900,000 for which the Company is indemnified under the policies described above. The action arose out of a natural gas explosion involving a four-plex apartment building in Cody, Wyoming. The Company appealed the judgement to the United States Court of Appeals for the Tenth Circuit which ruled in favor of the plaintiff and upheld the original decision of the Federal District Court of Wyoming.

Two lawsuits arising out of the same explosion as that in the "Hynes" case but involving other plaintiffs have been recently settled. One lawsuit filed by the building owner is still pending, and three additional actions have been brought in state district court. The Company is indemnified under its insurance policies for the defense of these claims and believes it will be completely indemnified from any judgement on the remaining claim.

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

In the fall of 1999 the Company was served with a class action lawsuit. The named plaintiff in the matter is Quinque Operating Company. This case is a companion case to the above referenced matter. The distinction between the two is that the complaint in this action applies to the measurement of gas on wells located on private land. The defendants are substantially the same as in the Grynberg case. The case was brought in Kansas State Court but a motion to remove this case to the same Federal Court hearing the Grynberg matter was recently granted. The company believes that its liability in this matter is likely to be even less than in the Grynberg matter, discussed above, since it is only aware of one well on which the company ever performed gas measurement responsibilities. The company also has jurisdictional defenses not available to it in the Grynberg litigation. The Company is participating in its defense in collaboration with the other defendants.

                                    FORM 10-Q

Item 2.  Changes in Securities  - Not Applicable

Item 3.  Defaults upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -  Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         A. There are no Exhibits (See Exhibit Index on Page E-1)
         B. One Form 8-K have was filed on March 3, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 /s/ Larry D. Geske
-------------------------------
Larry D. Geske, President and
Chief Executive Officer


Dated May         , 2000

/s/ Edward J. Bernica
---------------------------------
Edward J. Bernica, Executive Vice-President,
Chief Operating Officer and Chief Financial Officer