Form 10-K405
period 2000-06-30
ENERGY WEST INC
filed 2000-09-28
CIK 43350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 2000: Common Stock, $.15 Par Value - $17,410,759 The number of shares outstanding of the issuer's classes of common stock as of September 20, 2000: Common Stock, $.15 Par Value - 2,476,105 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held December 15, 2000 are incorporated by reference into Part III.

PART I
Item 1. - Business

         ENERGY WEST INCORPORATED ("the Company") is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. The Company's regulated utility operations involve the distribution and sale of natural gas to the public in the Great Falls, Montana and Cody, Wyoming areas and sale of propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas. In addition, since 1995, the Company has distributed natural gas through an underground system in West Yellowstone, Montana that is supplied by liquefied natural gas ("LNG").

         The Company conducts certain non-utility operations through its three wholly owned subsidiaries, Energy West Propane, Inc. ("EWP"), formerly Rocky Mountain Fuels, Inc., Energy West Resources, Inc. ("EWR"), and Energy West Development, Inc. ("EWD"), formerly Montana Sun. EWP is engaged in the distribution of retail and wholesale bulk propane in Wyoming, South Dakota, Nebraska, Colorado, Arizona and Montana and Wyoming. EWR is involved in the marketing of gas and electricity and gas storage in Montana. EWD owns one real estate property in Great Falls, Montana.

Utility Operations

         The Company's primary business is the distribution and sale of natural gas and propane to residential, commercial and industrial customers. The utility distribution operations consist of three divisions, Energy West - Montana, including operations in Great Falls, Cascade and West Yellowstone, Montana; Energy West - Wyoming, serving customers in and around the towns of Cody and Meteetsee; and Energy West - Arizona, serving customers in and around the communities of Payson and Strawberry. Generally, residential customers use natural gas and propane for space heating and water heating, commercial customers use natural gas and propane for space heating and cooking, and industrial customers use natural gas as a fuel in industrial processing and space heating. The Company's revenues from utility operations are generated under tariffs regulated by the respective state utility commissions.

Energy West - Montana ("EWM") - Great Falls division

         The EWM - Great Falls division ("GF division") provides natural gas service to Great Falls, Montana and much of suburban Great Falls within approximately 11 miles of the city limits. The service area has a population base of approximately 79,000. The Company has a franchise to distribute natural gas within the city of Great Falls. The franchise was renewed for 50 years by the City of Great Falls in 1971. As of June 30, 2000, the GF division provided service to over 25,000 customers, including approximately 22,700 residential customers and approximately 2,500 commercial customers. An oil refinery, Malmstrom Air Force Base ("Malmstrom"). Approximately 124 of these customers have selected the option to be served by third parties for the commodity portion of their service; receiving from the Company only distribution service. The revenues from these customers are reflected in this filing under the term "transportation".

The following table shows the GF division's revenues by customer class for the year ended June 30, 2000 and the past two fiscal years:

                                  Gas Revenues
                                 (in thousands)

                                                        Years Ended June 30,
                                                        --------------------
                                               2000              1999              1998
                                               ----              ----              ----
Residential.................                 $ 9,701           $ 9,513           $ 9,162
Commercial..................                   4,848             5,412             5,521
Transportation..............                   2,090             1,750             1,457
                                            -----------       -----------       -----------

              Total.........                 $16,639           $16,675           $16,140
                                            ===========       ===========       ===========

         The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold or transported by the GF division for the year ended June 30, 2000 and the past two fiscal years:

                                   Gas Volumes
                                     (MMcf)

                                                     Years Ended June 30,
                                                     --------------------
                                               2000              1999              1998
                                               ----              ----              ----
Residential.................                  2,039             2,179             2,206
Commercial..................                  1,019             1,233             1,329
                                            -----------       -----------       -----------

              Total Gas Sales.....            3,058             3,412             3,535
                                            ===========       ===========       ===========

Transportation                                1,632             1,431             1,282
                                            ===========       ===========       ===========

         Malmstrom, a gas transportation customer is GF division's largest customer, accounting for approximately 4% of the revenues of the division in fiscal 2000. Malmstrom annually rebids its gas supply to gas marketing firms licensed in the State of Montana. Malmstrom purchases gas for space heating and water heating for buildings and residential housing, to supplement its coal-fired central heating system. Malmstrom, which is located near Great Falls, is an air force base with several wings of Minuteman III intercontinental nuclear missiles. The base employed approximately 4,400 military personnel and 550 civilian personnel as of June 30, 2000.

         The GF division has 800 transport customers the largest one being an oil refinery located in the city. The Company provides gas to this customer for processing use in its refining business. In fiscal 2000, the refinery accounted for less than 1% of the consolidated revenues of the Company. Historically, this customer's gas load has remained relatively constant during the year because the gas is used in the customer's business and is therefore not weather-sensitive.

         The GF division's gas distribution operations are subject to regulation by the Montana Public Service Commission ("MPSC"). The MPSC regulates rates, adequacy of service, accounting, issuance of securities and other matters.

         On March 24, 1998, the GF division filed with the MPSC, the utility's plan ("Plan") to allow customers to choose a natural gas supplier other than the utility. The Plan provides all its customers the option to purchase natural gas supply from third party marketing firms, while the utility will continue to offer delivery service and allow customers, who do not want to choose another supplier, to remain full service customers of the division. The MPSC approved the Plan in December 1998.

         Pursuant to the tariffs of Montana Power Company ("MPC") the Company is permitted to utilize the MPC pipeline transmission system to transport supplies for its core load. The Company also permits utilization of this "pipeline capacity" by its customers who have chosen to obtain their supply of natural gas from third parties. As to these "transportation" customers, the Company provides distribution, balancing and transportation services. As part of a settlement of an MPC filing with the MPSC, MPC and the Company entered into a ten year agreement that froze the rate for transportation services at levels below the rate applicable to other wholesale pipeline customers of MPC. The agreement also provides that the Company will pay for storage services, for balancing, at rates that are frozen for that same ten-year period.

         The GF division purchased most of its gas supply in fiscal years 1998 and 1999 from EWR, a subsidiary of Energy West, Inc. under a long-term contract expiring in 2002. The MPSC ordered the GF division in December 1998, to competitively bid a supplier for those customers not selecting an alternate supplier. Therefore in fiscal 2000, the Great Falls division purchased 50% of its required supply for its customers from Montana Power Trading and Marketing and 50% from EWR. In July 2000, the fiscal 2001-supply contract awarded 33 1/3% to Commercial Energy, 33 1/3% to Montana Power Trading and Marketing and 33 1/3% to EWR.

         The GF division contracted for gas storage from MPC in MPC owned gas storage areas and paid storage tariffs at rates approved by the MPSC through October 1997. This storage was assigned to EWR when a five-year gas supply contract was signed with EWR effective November 1, 1997. The division uses this storage capacity to provide for seasonal peaking needs. In April 1999 EWR and the GF division unwound the agreement, due to the MPSC December 1998 order, which required the utility to bid the services contained in the Agreement. As mentioned above, the service was subsequently awarded to EWR for a one-year period.

         Also in December 1998, the MPSC granted an interim rate change, which increased rates about 5.5% for the GF division, as part of the Company's annual reconciliation of purchased gas costs. This increase did not result in any increased margins to the Company. In August 1999, the MPSC issued a Final Order authorizing increased rates for natural gas service by $559,000. This amount is $159,000 less than requested. The GF division applied to the MPSC in the fall of 1999 in an effort to recover the balance.

         In October 1999, the Company applied for recovery of approximately $2,960,000 in gas costs with the MPSC. This gas cost application is similar to applications made annually as the mechanism the MPSC utilizes to permit recovery of gas costs. The Montana Consumer Counsel (MCC) intervened in this application and the MCC recommended a substantial decrease of $830,000 of gas costs, to be amortized over a three-year period. At a work session of the Commission held September 26, 2000 the Commission voted to approve full recovery of the amounts requested by the Company.

Energy West - Wyoming ("EWW") division

         The EWW division provides natural gas service in Northwestern Wyoming to the city of Cody and the towns of Meeteetse and Ralston and the surrounding areas. The service area has a population base of approximately 12,000. The EWW division has a certificate of public convenience and necessity granted by the Wyoming Public Service Commission (the "WPSC") for transportation and distribution covering the west side of the Big Horn Basin, which stretches approximately 70 miles north and south and 40 miles east and west from Cody. As of June 30, 2000, the EWW division provided service to approximately 5,700 customers, including 4,900 residential customers, 800 commercial customers and one industrial customer.

         The following table shows the EWW division's revenues by customer class for the year ended June 30, 2000 and the past two fiscal years:

                                  Gas Revenues
                                 (in thousands)

                                                         Years Ended June 30,
                                               2000              1999              1998
                                               ----              ----              ----
Residential.................                 $2,334            $ 2,510           $ 2,576
Commercial..................                  1,927              2,004             2,206
Industrial..................                  1,852              2,000             1,999
Transportation..............                    304                304               304
                                          -----------       -----------       -----------

              Total.........                 $6,417            $ 6,818           $ 7,085
                                          ===========       ===========       ===========

         The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the EWW division for the year ended June 30, 2000 and the past two fiscal years:

                                   Gas Volumes
                                     (MMcf)

                                                        Years Ended June 30,

                                             2000                1999              1998
                                             ----                ----              ----
Residential.................                  461                 500              506
Commercial..................                  482                 496              540
Industrial..................                  625                 674              640
                                            ------              -------          -------

              Total Gas Sales.....          1,568               1,670            1,686
                                            ======              =======          =======

Transportation                                261                 320              354
                                            ======              =======          =======

         The industrial sales in the EWW division are to Celotex, a manufacturer of gypsum wallboard, under an annual contract. Sales to the customer are made pursuant to a special industrial tariff, which fluctuates, with the cost of gas. In fiscal 2000 this customer accounted for approximately 29% of the revenues of the division and approximately 4% of the consolidated revenues of the Company. The division's sales to Celotex, whose business is cyclical and dependent on the level of national housing starts, decreased by approximately 7% over previous year's volumes. No assurance can be given that Celotex will continue to be a significant customer of the EWW division.

         The EWW division's primary transportation customer and primary supplier of natural gas is the Company's marketing affiliate Energy West Resources, Inc. under a three-year agreement entered into in May of 2000. In addition, the division has a backup contract to purchase natural gas from Coastal Gas Marketing, but has never purchased gas under this contract. The parameters of the transportation tariff (currently between $.08 and $.30 per Mcf) are established by the WPSC. Agreements between the Company and the customer are negotiated periodically within the parameters.

         During fiscal 2000, the Company was a party to gas financial swap agreements for its regulated operations in the EWW division. Under these agreements, the Company is required to pay the counterparty (an entity making a market in gas futures) a cash settlement equal to the excess of the stated index price over an agreed upon fixed price for gas purchases. The Company receives cash from the counterparty when the stated index price falls below the fixed price. These swap agreements are made to minimize exposure to gas price fluctuations. Any cash settlements or receipts are included in gas purchased.

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


Energy West - Arizona ("EWA") division

         The EWA division is involved in the regulated distribution of propane in the Payson, Arizona area. The division was formed following the Company's acquisition of Broken Bow Gas's underground propane vapor distribution system in January 1993. The service area of the EWA division includes approximately 575 square miles and has a population base of approximately 30,000. As of June 30, 2000, the EWA division provided service to approximately 6,000 customers.

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

Non-Utility Operations

         The Company conducts its non-utility operations through its three wholly owned subsidiaries: EWP, EWR and EWD. EWP is engaged in the bulk sale of propane through its three divisions: Energy West Propane-Wyoming (formerly Wyo L-P), which serves Northwestern Wyoming, Energy West Propane-Arizona (formerly Petrogas of Arizona), which serves the Payson and Strawberry, Arizona area and Energy West Propane-Montana (formerly Missouri River Propane), which sells bulk propane in the Cascade County area, surrounding Great Falls, Montana. EWP also markets wholesale propane through an operation whose d.b.a. is known as Rocky Mountain Fuels Wholesale, which also markets propane to propane distributors in Montana, Wyoming, Nebraska, South Dakota, Idaho, Washington and Colorado.

Energy West Propane

         EWP had approximately 2,720 customers as of June 30, 2000, of which the EWP - Wyoming had approximately 680 customers, EWP - Arizona 1,700 customers and EWP - Montana approximately 340 customers. EWP purchases propane from various suppliers under short-term contracts and on the spot market, and sells propane to residential and commercial customers, primarily for use in space heating and cooking. EWP - Arizona also supplies propane to the EWA division, while EWP - Montana supplies propane to EWM - Cascade division, for underground propane-vapor systems serving the city of Cascade, Montana and surrounding areas. For the twelve months ended June 30, 2000, EWP's revenues were approximately $4,824,000 (excluding approximately $2,683,000 sales by Rocky Mountain Fuels Wholesale to EWP - Wyoming, EWP - Arizona and EWP - Montana, $1,638,000 sales by EWP - Arizona to the EWA division and approximately $109,000 sales by EWP - Montana to EWM - Cascade division), of which approximately $2,287,000 was attributable retail sales by EWP - Wyoming, EWP - Arizona and EWP
- Montana. In addition, approximately $2,537,000 was attributable to the Rocky Mountain Fuels Wholesale operation.

         On June 28, 1996, EWP Arizona sold real property, consisting of land and office and warehouse building, for $525,000 in cash resulting in a gain of $236,000. The gain is being amortized ratably into income over the initial ten-year lease term. Concurrent with the sale, the Company is leasing the property back for a period of ten years at an annual rental of $51,975. EWP Arizona sub leases the property to the EWA division.

         On February 23, 1998, the Company sold four retail propane districts in Wyoming, which was part of Wyo L-P (now Energy West Propane Wyoming), resulting in a one-time pre tax capital gain of approximately $125,000.

         EWP faces competition from other propane distributors and suppliers of the same fuels that compete with natural gas. Competition is based primarily on price and there is a high degree of competition with other propane distributors in each of the Company's service areas.

Energy West Resources

         The legislation and subsequent MPSC orders permitting open access on the MPC gas transportation and electricity system in Montana have presented opportunities for EWR to do business as a broker of natural gas and electricity, using the MPC and other systems. EWR has concentrated its efforts on industrial and large commercial customers, but began marketing gas and electricity to small commercial and residential customers during this fiscal year. EWR has access to an underground storage facility near Havre, Montana, which allows more flexibility in the timing of its gas purchases. It has from time to time entered into certain financial agreements to fix the price of its natural gas and electricity. If the price obtained through such instruments is favorable or unfavorable compared to subsequent market conditions, net earnings or losses can result from such arrangements.

Energy West Development

         EWD owns a parcel of undeveloped land in Great Falls, Montana. A second parcel of Commercial real estate property, owned by EWD for approximately 17 years and leased to a federal governmental agency, was sold on June 30, 2000, at an after-tax capital gain of approximately $50,000.

         Additional information with respect to the non-utility operation of the Company is set forth in Note 1 and 6 to the Company's consolidated financial statements.

Capital Expenditures

         The Company generally conducts a continuing construction program and is continuing expansion of its gas and propane pipeline systems, in all of its utility service areas, as a result of growth and system maintenance and enhancement. The Company also continues to experience growth in its retail propane operations requiring capital expenditures to serve those customers. In fiscal years 2000, 1999 and 1998, total capital expenditures for the Company were approximately $4,649,000, $3,604,000 and $3,075,000 respectively.

Other Business Information

         The principal competition faced by the Company in its distribution of natural gas is from other suppliers of competitive fuels, including electricity, oil, propane and coal. The principal competition faced by the Company in its distribution and sales of propane is from other propane distributors and suppliers of the same energy sources that compete with natural gas and electricity. Competition is based primarily on price and there is a high degree of competition with other propane distributors in the service areas. The principal considerations affecting a customer's selection of utility gas service over completing energy sources include service, price, equipment costs, reliability and ease of delivery. In addition, the type of equipment already installed in businesses and residences significantly affects the customer's choice of energy. However, where previously installed equipment is not an issue, households in recent years have generally preferred the installation of gas heat. The EWM - Great Falls division's statistics indicate that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 91% use gas for water heating and approximately 99% of the new homes built on or near the EWM - Great Falls division's service mains in recent years have selected natural gas as their energy source. The EWW division believes that approximately 95% of the houses and businesses in the service area use natural gas for space heating fuel, approximately 90% use gas for water heating, and approximately 99% of the new homes built on or near the division's service mains in recent years have selected gas as their energy source. The EWA division believes that approximately 59% of the houses and businesses adjacent to the division's distribution pipeline use the division's propane for space heating or water heating. EWR's principal competition is from other gas and electricity-marketing firms doing business in the State of Montana. EWR presently has 446 customers for natural gas services and 1,387 for electricity services. The GF division and MPC have filed plans with the MPSC, to allow all of its customers to choose a natural gas supplier other than the utility. Those plans have been approved by the MPSC. EWR believes that the unbundling of natural gas service will provide future opportunity for gas marketing operations. The unbundling of electric utility service, occurring in phases on the MPC system, will provide future opportunity for electric marketing operations.

         The Company had 131 employees as of June 30, 2000. Eight of these were employed by EWR, nine by EWP; and the remaining 114 were employed by the Company's Energy West utility operating divisions and the Company's corporate staff (7 individuals). The Company's utility divisions include 16 employees represented by two labor unions. Contracts with each of these unions are in place until June 30, 2003. The Company believes that its relationship with its employees is satisfactory.

         EWP conducts its wholesale propane operations in Montana, Wyoming, Nebraska, South Dakota, Idaho, Washington and Colorado. It recently completed a facility in Superior, Montana adjacent to a rail line. It ships propane from storage facilities and refineries to the facility where it is remarketed to retail distributors.

         The Company has management and employee incentive programs tied to bottom-line performance of the corporation. Officers and management participate in a pay-for-performance program based on achievement of earnings and Economic Value Added (EVA) targets. The targets are set by the Compensation Committee of the Board of Directors, based on the operating budget set by the Company. Division personnel incentives are based on a combination of the division earnings performance and on the corporate performance measures discussed above. In addition, each individual incentive payout is contingent upon achievement of Balance Goal Card Objectives or performance goals, set at the beginning of each year. All officers and eligible employees participate in the Company's Employee Stock Ownership Plan ("ESOP"), in which payout is based on pre-tax, pre-ESOP earnings of the Company and approved by the Board each year.

         The Company has implemented a deferred compensation plan for directors, which allows a director to defer directors' fees and incentive awards until such time as the director ceases to be a director of the Company by retirement or otherwise. The plan provides incentive compensation based on the total fees earned by each Director for each year multiplied by the highest percentage incentive award for that year to any employee under the Company's management incentive compensation plan. Fees (either cash or stock) and incentive compensation (stock only) can be received either currently, as they are earned, or on a deferred basis. Elections to defer receipts are subject to timing requirements.

PART I
Item 2. - Properties

         The Company owns all of its properties in Great Falls, including an office building, a service and operating center, regulating stations and its distribution system. In Wyoming, the Company owns its distribution system, including 167 miles of transmission pipeline. Office and service buildings for the EWW division are leased under long-term leases. EWP owns buildings, propane tanks and related metering and regulating equipment for the Wyoming and Arizona propane distribution operations. In Arizona, the Company owns mains, service lines and five acres of land for its propane vapor distribution operation in Payson, Arizona. Its office building is leased for a period ending in 2006 with a provision for extension of the lease for two successive five (5) year periods. Under the terms of the lease EWP has a right of first refusal to purchase the property. In June 2000, EWD sold one of its two parcels of real estate property in Great Falls.

Item 3. - Legal Proceedings

         From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company contracts for liability insurance through a primary insurance carrier in the amount of $1,000,000 and an excess carrier, in the amount of $30,000,000, in order to indemnify itself from such claims. In its judgement, there is no legal proceeding, which could result in a material adverse effect on the Company's results of operations, financial position or liquidity. Significant legal proceedings, most of which are covered under its liability insurance policies, are described below.

         On February 6, 1998 a judgement was entered against the Company in the Federal District Court for Wyoming in favor of Randy and Melissa Hynes. The Company was found to be 55% responsible resulting in a liability of approximately $2,900,000 for which the Company is indemnified under the policies described above. The action arose out of a natural gas explosion involving a four-plex apartment building in Cody, Wyoming. The Company appealed the judgement to the United States Court of Appeals for the Tenth Circuit which ruled in favor of the plaintiff and upheld the original decision of the Federal District Court of Wyoming on May 2, 2000.

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

         On September 4, 1998, the Company received correspondence from the Department of Justice that a claim was being considered by the United States of America (U.S.) against Energy West, Incorporated. The correspondence indicated that a complaint has been prepared by Jack Grynberg, acting as Relater on behalf of the U.S., alleging that the Company had utilized improper measurement procedures in the measurement of gas which was produced from wells owned by it, by its subsidiaries, or from which the Company may have acted as operator. The alleged improper measurement procedure purportedly understated the amount of royalty revenue, which would have been paid to the U.S. The complaint is substantially identical to the complaint being made against seventy-seven other parties. The Company is alleged to have been responsible for the measurement of over 150 wells during a five-year period. The Company has investigated this allegation and believes it had measurement responsibility for four wells. The quantity of production from those wells is small enough that the Company does not expect its potential liability to be material from any adverse decision in any action actually pursued by the U.S. or Mr. Grynberg. Furthermore, the Company believes that the allegations made by Mr. Grynberg are not sustainable. In the spring of 1999 the United States declined to intervene in the action. Mr. Grynberg has served the Company with the Complaint and the matter is currently the subject of preliminary motions in Federal Court. The Company intends to vigorously contest the claims made in the Complaint. The costs to defend this action are impossible to estimate at this time.

         In the fall of 1999, the Company was served with a complaint containing a class action lawsuit. The named plaintiff in the matter is Quinque Operating Company. This case is a companion case to the above referenced matter. The distinction between the two is that the complaint in this action applies to the measurement of gas wells located on private land. The defendants are substantially the same as in the Grynberg case. The case was brought in Kansas State, but a motion to remove this case to the same Federal Court hearing the Grynberg matter was recently granted. The Company believes that its liability in this matter is not likely to be material, since it is only aware of one well on which the Company ever performed gas measurement responsibilities. The Company also has jurisdictional defenses not available to it in the Grynberg litigation. The Company is participating in its defense in collaboration with the other defendants. The costs of defending this matter are impossible to approximate at this time.

Item 4. - Submission of Matters to a Vote of Security Holders

             None

Executive Officers and Directors of the Company

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and executive officers of the Company:

Name                                    Age                                                          Position
-------------------------------------------------------------------------------------------------------------------
Larry D. Geske                           61                                             President and Director since
                                                                                        1978; appointed Chief
                                                                                        Executive Officer in 1979

Edward J. Bernica                        51                                             Executive Vice-President,
                                                                                        Chief Operating Officer and
                                                                                        Chief Financial Officer
                                                                                        since March 1999;
                                                                                        Vice-President and Chief
                                                                                        Financial Officer since
                                                                                        October 1994

William J. Quast                         61                                             Vice-President and Treasurer
                                                                                        and Assistant Secretary
                                                                                        since July 1, 2000,
                                                                                        Vice-President and Manager
                                                                                        of Montana Operations of
                                                                                        Energy  West, Inc and
                                                                                        Assistant Secretary since
                                                                                        July 1998

Tim A. Good                              55                                             Vice-President and
                                                                                        Manager of Energy West's
                                                                                        Natural Gas Utility business
                                                                                        units since July 1, 2000,
                                                                                        Vice-President and Manager
                                                                                        of the Energy West Wyoming
                                                                                        since 1988

Sheila M. Rice                           53                                             Vice-President of Marketing
                                                                                        and Communications for
                                                                                        Energy West, Inc. since July
                                                                                        1998; Vice-President and
                                                                                        Division Manager of the EWM
                                                                                        - Great Falls division since
                                                                                        April 1993

Name                                Age                                                          Position
-------------------------------------------------------------------------------------------------------------------
John C. Allen                       49                                                  Vice-President of Human
                                                                                        Resources and General
                                                                                        Counsel and Secretary
                                                                                        since 1992; Corporate
                                                                                        Counsel and Secretary
                                                                                        since 1988.

Steven G. Powers                    52                                                  Assistant Vice-President and
                                                                                        Manager of Energy
                                                                                        Marketing/Wholesale
                                                                                        Supply/Transportation since
                                                                                        July 1, 2000, Assistant
                                                                                        Vice-President   and Manager
                                                                                        of Energy West Resources
                                                                                        since August 1997


Douglas R. Mann                     53                                                  Vice-President and Manager
                                                                                        of Energy West's Retail
                                                                                        Propane business units since
                                                                                        July 1, 2000, Vice-President
                                                                                        of Energy West, Incorporated
                                                                                        since February 1999, Broken
                                                                                        Bow Gas and Energy West
                                                                                        Propane - Arizona divisions
                                                                                        since 1995,

Name                                Age                                                          Position
-------------------------------------------------------------------------------------------------------------------
George D. Ruff                      62                                                  Director since 1996

Thomas N. McGowen, Jr.              74                                                  Director since 1978

G. Montgomery Mitchell              72                                                  Director since 1984

Dean South                          57                                                  Director since 1996

David A. Flitner                    67                                                  Director since 1988

Richard J. Schulte                  60                                                  Director since 1997

Andrew Davidson                     33                                                  Director since 1999

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

The Company has employed Mr. Edward J. Bernica since October 1994. In November 1994, Mr. Bernica became Vice-President and Chief Financial Officer. He became Executive Vice-President, Chief Operating Officer and Chief Financial Officer in March 1999. Mr. Bernica, prior to service with the Company, was Director of Finance at U. S. West in Englewood, Colorado and prior to that, was employed by ENRON Corporation in Omaha, Nebraska as Director-Financial Analysis and Planning

William J. Quast has been Vice-President, Treasurer, Controller and Assistant Secretary since 1988, Vice-President and Division Manager of the Montana Operations since 1998 and on July 1, 2000 was appointed Vice-President, Treasurer and Assistant Secretary. He has served as Vice-President, Secretary and Treasurer since 1987 and as Assistant Vice-President, Secretary, Controller and Assistant Treasurer since 1983. He has served as Secretary of the Company since 1982 and as Assistant Treasurer of the Company since 1979. Mr. Quast, prior to service with the Company, was an Accounting Manager for Wyton Oil and Gas Company, a multi-state propane distributor headquartered in Denver, Colorado, and was Treasurer for D. A. Davidson & Co. in Great Falls, Montana.

Tim A. Good has been Vice-President and Division Manager of Energy West Wyoming since 1988 and on July 1, 2000 was appointed Vice-President and Manager of Energy West's Natural Gas Utility business units. He served as General Manager of Cody Gas Company, a Division of The Coastal Corporation for five years prior to the acquisition of the Cody Gas Company by EWST in 1988.

Sheila M. Rice has been Vice-President and Division Manager of the EWM - Great Falls division since April, 1993 and effective July 1, 1998, was appointed Vice-President of Marketing and Communications. Prior to that, she was Vice-President of Marketing and Consumer Services since 1988. She served as Vice-President, Marketing and Consumer Relations from 1987 to 1988, Assistant Vice-President for Marketing/Customer Relations from 1983 to 1987 and as Consumer Service Representative/Conservation Specialist for the Company from 1979 to 1983.

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

Steven G. Powers has been Assistant Vice-President and Manager of Energy West Resources since August 1997. On July 1, 2000, he was appointed Assistant Vice-President and Manager of Energy Marketing/Wholesale Supply/Transportation.

Douglas R. Mann has been Vice-President of EWP since February 1999 and Assistant Vice-President of EWP since November 1997 and Manager of Broken Bow Gas and Energy West Propane - Arizona divisions and Assistant Secretary, since 1995, employed by Energy West, Inc. since April 1983. On July 1, 2000 he was appointed Vice-President and Manager of Energy West's Retail Propane business units.

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

Richard J. Schulte has been a Director of the Company since 1997. He is a principal in Schulte Associates LLC, a consulting firm providing management, marketing, restructuring and planning services to energy related businesses. Mr. Schulte was formerly President of International Approval Services, Inc.; and Senior Vice President Laboratories for the American Gas Association. He is vice-chairman of the Audit and Finance Committee for the American Society for Testing and Materials (ASTM).

Andrew Davidson has been a Director of the Company since 1999. Mr. Davidson is Vice-President and Portfolio Manager for Financial Aims Corporation and a Financial Consultant for D. A. Davidson & Company. He has served in both capacities since 1993.

PART II

Item 5. - Market for registrant's common equity and related stockholder matters

Common Stock Prices and Dividend Comparison - Fiscal 2000 and 1999
Shares of the Company's Class "A" Common Stock are traded in the over-the-counter market on the NASDAQ (National Association of Securities Dealers Automated Quotation) system-symbol: EWST. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent the actual transactions.

Price Range - Fiscal 2000                                     High                       Low
-------------------------                                     ----                       ---
First Quarter                                                 9.438                     7.000
Second Quarter                                                8.813                     8.000
Third Quarter                                                 8.563                     7.000
Fourth Quarter                                                8.250                     7.500
Year                                                          9.438                     7.000

Price Range - Fiscal 1999                                     High                       Low
-------------------------                                     ----                       ---
First Quarter                                                 9.375                     8.625
Second Quarter                                                9.75                      9.125
Third Quarter                                                10.625                     8.375
Fourth Quarter                                               10.00                      8.250
Year                                                         10.625                     8.250






Dividends: The Board of Directors normally considers approving common stock dividends for payments in March, June, September and January. Quarterly dividend payments per common share for Fiscal Years 2000 and 1999 were:

                                                              Fiscal 2000              Fiscal 1999
                                                              -----------              -----------
September                                                     $.1200                     $.1150
January                                                       $.1200                     $.1150
March                                                         $.1200                     $.1150
June                                                          $.1250                     $.1200

Item 6. - Selected Financial Data

Selected Financial Data on a Consolidated Basis (2000-1996)

(dollar amounts in thousands, except per share data)

                                                       2000           1999           1998          1997          1996
                                                   ------------- --------------- ------------- ------------- -------------
Operating results:
Operating revenue                                       $72,196         $53,815       $43,064       $38,215       $31,318
Operating expenses
     Gas and electric purchases                          58,788          39,687        28,757        24,675        18,724
     General and administrative                           7,373           8,018         7,697         7,498         6,924
     Maintenance                                            400             469           497           497           409
     Depreciation and amortization                        1,856           1,695         1,732         1,689         1,667
     Taxes other than income                                639             708           628           660           629
                                                   ------------- --------------- ------------- ------------- -------------

     Total operating expenses                            69,056          50,577        39,311        35,019        28,353
                                                   ------------- --------------- ------------- ------------- -------------

Operating income                                          3,140           3,238         3,753         3,196         2,965

Other income - net                                          581             819           142           325           215
                                                   ------------- --------------- ------------- ------------- -------------

Income before interest charges                            3,721           4,057         3,895         3,521         3,180

Total interest charges                                    1,674           1,493         1,583         1,525         1,243
                                                   ------------- --------------- ------------- ------------- -------------

Income before taxes                                       2,047           2,564         2,312         1,996         1,937
Income taxes                                                750             977           792           703           670
                                                   ------------- --------------- ------------- ------------- -------------

Net income                                               $1,297         $ 1,587       $ 1,520       $ 1,293       $ 1,267
                                                   ============= =============== ============= ============= =============

Earnings per common share                                   .53             .66           .64           .55           .55
Dividends per common share                                  .49             .47           .45           .43           .41
Weighted average common shares
Outstanding                                           2,456,555       2,418,910     2,390,814     2,356,624     2,298,734

At year end:
     Current assets                                     $16,287         $11,429       $12,326       $12,398        $9,092
     Total assets                                        51,547          44,201        43,335        42,885        37,495

     Current liabilities                                 14,841           7,230         6,745        15,317        11,088

     Total long-term obligations                         16,395          16,840        17,278         9,684        10,046
     Total stockholders' equity                          13,962          13,532        12,811        11,997        11,400
                                                   ------------- --------------- ------------- ------------- -------------

     Total capitalization                               $30,357         $30,372       $30,089       $21,681       $21,446
                                                   ============= =============== ============= ============= =============

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

         Net Income The Company's net income for fiscal 2000 was $1,297,000 compared to $1,587,000 in fiscal 1999, a decrease of $290,000. Net income from utility operations increased by $31,000 mainly due to reductions made in operating expenses in response to 3% warmer weather in fiscal 2000. Energy West Propane, Inc. ("EWP") had higher net income of $36,000, due to higher margins in the wholesale propane operations, partially offset by a decrease in retail propane margins, due to warmer weather. Energy West Resources, Inc. ("EWR"), the Company's gas and electric marketing affiliate, had an earnings decrease of $375,000 due to higher gas and electricity costs. Energy West Development, Inc. ("EWD"), the Company's real estate development affiliate, had higher net income of $18,000, due to the sale of one of its real estate properties in June 2000 for an after-tax capital gain of approximately $50,000. This gain was partially offset by lower operating revenues of $45,000, from a cash settlement received in fiscal 1999, upon final dissolution of Gas Finco, a financing subsidiary of the American Gas Association.

Revenue
         Operating revenues increased approximately 34%. Although weather was warmer than last year in the Company's utility operations, which decreased revenues by approximately 5%, the Company's propane wholesale revenue increased by 43%, propane retail revenues increased by 39%, gas marketing revenues increased by 33% and electric marketing revenues by 101%, due to customer growth and significantly higher gas, propane and electricity market prices.

Gross Margin
         Gross margins (operating revenues less cost of gas and electric trading) decreased approximately $720,000. Utility gross margins decreased approximately $366,000, due to warmer weather in all three states served by the utility operations. Energy marketing gross margins decreased approximately $316,000, primarily due to unusually high electricity costs incurred in May and June of 2000.

Operating Income
         Operating income decreased by approximately $98,000. Utility operations increased by $265,000 and propane operations increased by $138,000. These were offset by losses of $453,000 in Energy Marketing operations and a $51,000 loss in EWD. The increased operating income from Utility operations resulted from lower operating expenses of approximately $630,000, due to voluntary cut-backs in non-essential operating and maintenance expenses in fiscal 2000, partially offset by lower gross margins of $366,000, due to warmer weather than last fiscal year. Propane operations operating income increased primarily from higher gross margins of $64,000 from increased retail and wholesale sales and reduced operating expenses of $74,000, due to lower incentives paid and increased payroll costs capitalized to the newly constructed Superior, Montana propane terminal. Energy Marketing operations had an operating loss, primarily due to reduced margins of approximately $450,000, because of unusually high electric purchase costs and approximately $137,000 higher operating expenses incurred as start-up costs in the new electricity marketing operation. EWD operating income decreased approximately $49,000, due to a cash settlement received in fiscal 1999, upon final dissolution of Gas Finco, a financing subsidiary of the American Gas Association.

Other Expenses
         Operating expenses (excluding cost of gas and electric sales) decreased approximately $622,000 or 6% in 2000, due to reduction of non-essential discretionary expenses and reduced incentives.

         The result of the changes, as detailed above, was a decrease in operating income from approximately $3,238,000 in 1999 to $3,140,000 in 2000.

         Interest expense increased by $181,000 or 12% from $1,493,000 in fiscal 1999 to $1,674,000 in fiscal 2000, due to higher short-term borrowing, as a result of higher gas and propane inventories and higher unrecovered tracker gas costs in Montana.

         Other income decreased approximately $238,000 from $819,000 in fiscal 1999 to $581,000 in fiscal 2000. The primary reasons for this decrease were carrying costs on regulatory assets and gains recognized on derivative trading higher in fiscal 1999 than gains recognized in fiscal 2000.



Fiscal 1999 Compared to Fiscal 1998

Net Income
         The Company's net income for fiscal 1999 was $1,587,000 compared to $1,520,000 in fiscal 1998, an increase of $67,000. Net income from utility operations increased by $130,000 due to higher gross margins, higher other income and lower interest costs. Energy West Propane, Inc. ("EWP) had lower net income of $90,000 due to a capital gain recognized, in fiscal 1998, from the sale of four retail propane districts in Wyoming and from warmer weather in all of its propane operating areas. Also, Energy West Resources, Inc. ("EWR"), the Company's gas and electric marketing affiliate, had an earnings decrease of $100,000 due to significantly higher natural gas prices in Canada and Montana. This subsidiary achieved its first electric marketing sales in fiscal 1999 offsetting some of the decrease in gas marketing margins. In addition, this subsidiary had a $390,000 gain from trading derivatives. Energy West Development, Inc. ("EWD"), the Company's real estate development affiliate, had higher net income of $170,000 because, in fiscal 1998, it recorded a loss from its investment in American Gas Finance Company, LLC, a financing operation of the American Gas Association, which discontinued operations. The Company also lowered its interest costs by approximately $100,000 primarily from generating more cash from operating activities.

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


OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS

                                                                Years Ended June 30
                                                       2000             1999             1998
                                                                     (In thousands)

Operating revenues                                     $ 27,579          $ 28,105        $ 27,825
Gas purchased                                            16,725            16,885          17,047
                                                 --------------- ----------------- ---------------
Gross Margin                                             10,854            11,220          10,778
Operating expenses                                        8,013             8,644           8,273
                                                 --------------- ----------------- ---------------
Operating Income                                          2,841             2,576           2,505
Interest charges (see note below)                         1,378             1,239           1,343
Other utility (income) - net                              (177)             (225)           (177)
Income taxes                                                581               534             439
                                                 --------------- ----------------- ---------------

Net utility income                                     $  1,059           $  1,028       $    900
                                                 =============== ================= ===============

         [interest charges for utility and non-utility operations do not equal total interest charges for the Company, due to eliminating entries between entities.]

Fiscal 2000 Compared to Fiscal 1999

Revenues and Gross Margins

         Utility operating revenues in fiscal 2000 decreased to $27,579,000 from approximately $28,105,000 in fiscal 1999 or 2%. Regulated gross margin, which is defined as operating revenues less gas purchased, was approximately $10,854,000 for fiscal 2000 compared to approximately $11,220,000 in fiscal 1999.

         Overall revenues decreased by $526,000 primarily due to lower revenues of approximately $40,000 in EWM's Great Falls and Cascade districts, lower revenues of approximately $400,000 in EWW, lower revenues of approximately $164,000 in EWA, all due to warmer weather than last fiscal year. These decreases were partially offset by higher revenues in the West Yellowstone district of EWM of approximately $78,000 due to customer growth.

         Utility gross margins decreased by approximately $366,000 or 3%, due to significantly warmer weather from last year in all three states served by the utility operations. The winter heating season was 4% warmer than one year ago in EWM's Great Falls and Cascade districts, 3% warmer in EWM's West Yellowstone district, 9% warmer in EWW and 16% warmer in EWA, than the same period one year ago.

Operating Expenses
         Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $8,013,000 for fiscal 2000, as compared to approximately $8,644,000 for fiscal 1999. The 7% decrease in the period is due to reduction of non-essential discretionary expenses, higher capitalized payroll and reduced incentives in the Company's utility operations.

Interest Charges
         Interest charges allocable to the Company's utility divisions were approximately $1,378,000 in fiscal 2000, as compared to approximately $1,239,000 in fiscal 1999, primarily due to higher short-term borrowing, as a result of higher gas inventories and higher unrecovered tracker gas costs in Montana.

Income Taxes
         State and federal income taxes of the Company's utility divisions were approximately $581,000 in fiscal 2000, as compared to approximately $534,000 in fiscal 1999 primarily due to an increase in pre-tax earnings of approximately $78,000.



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

         Overall revenues increased approximately $280,000 from fiscal 1998 primarily due to rate increases related to gas purchase adjustments and general rate increases for EWM operating entities. The increased revenue for EWM was partially offset by lower revenue for EWW and EWA due to warmer weather than one year ago. Utility margins increased $442,000 or 4%, because of higher margins from natural gas sales in EWM and slightly higher margins from propane vapor sales in EWA due to a change in regulations related to propane purchase adjustments. These increases were offset by lower margins from warmer weather in EWW. Annual degree-days were 2% warmer in EWM, 8% warmer in EWW and 9% warmer in EWA, than the same period one-year ago.

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

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS


                                                                            Years Ended June 30
                                                                2000               1999              1998
                                                                              (In thousands)
ENERGY WEST PROPANE (EWP)
     Operating revenues                                            $4,824             $3,569           $ 3,757
     Cost of propane                                                2,884              1,693             1,525
                                                        ------------------ ------------------ -----------------
     Gross Margin                                                   1,940              1,876             2,232
     Operating expenses                                             1,388              1,462             1,664
                                                        ------------------ ------------------ -----------------
     Operating income                                                 552                414               568
     Other (income) expense - net                                    (70)              (178)             (204)
     Interest expense (see note below)                                147                168               198
     Income taxes                                                     167                152               208
                                                        ------------------ ------------------ -----------------
               Net income                                            $308              $ 272             $ 366
                                                        ================== ================== =================

Fiscal 2000 Compared to Fiscal 1999

Revenues and Gross Margins
         Propane revenues increased approximately $1,255,000 or 35% from $3,569,000 in fiscal 1999 to $4,824,000 in fiscal 2000. These increases occurred primarily because higher wholesale revenues of 43% and retail revenues of 39% due to customer growth and significantly higher propane prices. Gross margin increased by approximately $64,000 primarily because of higher margins per gallon of propane sold in our wholesale and retail operations, due to customer growth, partially offset by volume variance related to weather.

Other Income
          Other income decreased by approximately $108,000 from fiscal 1999 to fiscal 2000, primarily due to a one-time capital gain of approximately $95,000 from the sale of property in Wyoming in fiscal 1999.

Expenses for Operations, Interest and Income Taxes
         Operating expenses for propane operations decreased from approximately $1,462,000 in fiscal 1999 to approximately $1,388,000 in fiscal 2000, a decrease of $74,000. The decrease in operating expenses was primarily related to lower incentives paid and increased capitalized payroll, to build the Superior, Montana Wholesale Propane terminal. Interest charges allocable to the Company's propane divisions were approximately $147,000 in fiscal 2000 compared to approximately $168,000 in fiscal 1999. The lower interest costs was primarily due to lower average capital employed in fiscal year 2000. State and federal income taxes increased to approximately $167,000 for fiscal 2000 from $152,000 due to higher pre-tax income in the propane operations this year.


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



OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING OPERATIONS

                                                                          Years Ended June 30
                                                               2000               1999              1998
                                                                             (In thousands)
ENERGY WEST RESOURCES (EWR)
     Gas & electric trading revenue                               $39,414            $21,643           $11,383
     Cost of gas & electric trading                                38,937             20,850            10,185
                                                        ------------------ ------------------ -----------------
     Gross Margin                                                     477                793             1,198
     Operating expenses                                               773                637               570
                                                        ------------------ ------------------ -----------------
     Operating income (loss)                                        (296)                156               628
     Other (income) - net                                           (243)              (413)              (10)
     Interest expense (see note below)                                122                 56                 6
     Income taxes (benefit)                                          (66)                247               234
                                                        ------------------ ------------------ -----------------
               Net income (loss)                                   $(109)              $ 266             $ 398
                                                        ================== ================== =================

         [interest charges for each of the Company's operations do not equal total interest charges for the Company, due to eliminating entries between entities.]

Fiscal 2000 Compared to Fiscal 1999

Revenues and Gross Margins
         Gas and Electric trading revenues increased approximately $17,800,000 or 82% in fiscal 2000 to approximately $39,414,000 from $21,643,000 in fiscal 1999. Cost of gas and electric trading increased approximately $18,100,000 or 87% from $20,850,000 in fiscal 1999 to $38,937,000 in fiscal 2000. Consequently, gross margin decreased by approximately $300,000 from fiscal 1999 to fiscal 2000. The increase in revenues was due to greater gas volumes and electricity sold due to an increase in customers in fiscal 2000 compared to fiscal 1999, while cost of gas and electric trading increased primarily from greater gas volumes and electricity sold due to an increase in customers at significantly higher gas and electricity market prices. Energy marketing gross margins decreased due to contracts at market on the supply side and fixed contracts on the sale side.

Expenses for Operations, Interest and Income Taxes
          Operating expenses related to energy marketing activities increased from approximately $637,000 in fiscal 1999 to approximately $774,000 in fiscal 2000. This increase in operating expenses was related to staff expansion and training costs required to serve the growth in marketing activity. The Company had no retail energy marketing activities in fiscal 1999, because open-access for residential and small commercial customers, in Montana, was not allowed until the fall of 1999. Other income decreased approximately $168,000 in fiscal 2000 from approximately $411,000 in fiscal 1999 to $243,000 in fiscal 2000, and is directly related to the difference in gains associated with derivative trading between fiscal 2000 and fiscal 1999. Interest charges increased approximately $66,000, due to increased working capital requirements in fiscal 2000. State and federal income taxes decreased in fiscal 2000 to approximately a $66,000 benefit from $247,000 in tax expense in fiscal 1999, due to an increased pre-tax loss of approximately $686,000.


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

OPERATING RESULTS OF THE COMPANY'S OTHER OPERATIONS

                                                                      Years Ended June 30
                                                            2000             1999          1998
                                                                       (In thousands)
ENERGY WEST DEVELOPMENT (EWD)
     Operating revenues                                        $379            $ 499              $  98
     Cost of Goods Sold                                         243              259                  0
                                                       ------------- ---------------- ------------------
     Gross Margin                                               136              240                 98
     Operating expenses                                          93              148                 47
                                                       ------------- ---------------- ------------------
     Operating income                                            43               92                 51
     Other (income) expense - net                              (91)              (3)                284
     Interest expense (see note below)                           27               30                  0
     Income taxes (benefit)                                      68               44               (89)
                                                       ------------- ---------------- ------------------
     Net income (loss)                                          $39             $ 21           ($  144)
                                                       ============= ================ ==================

         [interest charges for each of the Company's operations do not equal total interest charges for the Company, due to eliminating entries between entities.]

         The other operations of the Company are primarily related to EWD, the Company's real estate development subsidiary. In fiscal 2000, EWD's net income was approximately $39,000 as compared to $21,000 in fiscal 1999, primarily due to the sale of one of its real estate properties in June 2000 for an after-tax capital gain of approximately $50,000, partially offset by lower operating revenues of $45,000, from a cash settlement received in fiscal 1999, upon final dissolution of Gas Finco, a financing subsidiary of the American Gas Association. In fiscal 1999, EWD's net income was approximately $21,000 as compared to a net loss of ($144,000). The primary difference in net income is due a to pre-tax cash settlement of $45,000 upon final dissolution of Gas Finco, a financing subsidiary of the American Gas Association as compared to a pre-tax write-off of $250,000 from the Company's investment in Gas Finco in fiscal year 1998. The primary activity for Energy West Development, Inc. during fiscal 2000 was a lease of commercial property in Great Falls, Montana. However appliance sales operations, which the Company has been involved in for the last seven years and had previously been reported as other income from regulated operations, is now included with Energy West Development, Inc. The net income associated with the appliance sales operations in fiscal 2000 is comparable to the net income from that operation for the same period in fiscal 1999.

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

         At June 30, 2000, the Company had $22,000,000 in bank lines of credit, of which $4,855,000 had been borrowed under the credit agreement at June 30, 2000. The short-term borrowings for fiscal 2000 had a daily weighted average interest rate of 8.01%. The Company had outstanding letters of credit totaling $4,027,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in a reduction in borrowing capacity to $17,973,000.

CASH FLOW ANALYSIS

Fiscal 2000 Compared to Fiscal 1999

         The Company provided net cash from operating activities for fiscal 2000 of approximately $616,000 as compared to approximately $6,275,000 for fiscal 1999. This decrease in cash provided by operating activities of approximately $5,660,000 was primarily due to greater working capital requirements of approximately $5,820,000 offset by non-cash transactions of $162,000. The higher working capital requirements were primarily due to an increase in gas inventory of approximately $3,730,000, increased prepaid gas of approximately $198,000, increased deferred income tax liability of $1,090,000, and an increase in recoverable cost of gas purchases of approximately $950,000. Net income and non-cash transactions affecting net income decreased cash provided by operations by approximately $162,000. The most significant items affecting this decrease were lower net income of $290,000 and greater gains from the sale of assets of $24,000, partially offset by higher depreciation costs of $220,000 and greater deferred income taxes of $256,000.

         Cash used in investing activities was approximately $4,130,000 in fiscal 2000 compared to approximately $3,240,000 in fiscal 1999, an increase of $890,000. This increase was primarily due to higher construction expenditures for capital projects of approximately $1,030,000 and a net decrease in proceeds from customer advances for construction and contributions in aid of construction of approximately $130,000. These increases were offset by an increase in the proceeds from the sale of assets of approximately $240,000 and lower loans to customers, recorded as notes receivable of approximately $20,000.

         Cash provided by financing activities was approximately $3,400,000 in fiscal 2000 compared to cash used in financing activities of approximately $2,860,000, an increase of $6,260,000. The primary reasons for the increase are lower principal payments on notes payable of approximately $6,290,000. These increases are partially offset by higher repayments of long-term debt and higher dividends paid.

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

Capital Expenditures

         Capital expenditures of the Company are primarily for expansion and improvement of its regulated utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $4.6 million in fiscal 2000, $3.7 million for fiscal 1999 and $3.0 million in fiscal 1998. During fiscal 2000, approximately $3.7 million was expended for system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $.9 million was expended for bulk tanks, customer tanks and equipment for the propane operating entities. Capital expenditures are expected to be approximately $3.5 million in fiscal 2001, including approximately $2.4 million for continued system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $.7 million is expected to be expended for bulk tanks, customer tanks and equipment for the propane operating entities with the balance of $.4 million to be expended for energy marketing. The Company continues to evaluate opportunities to expand its existing businesses from time to time.

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

         The regulatory structure is in the process of transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. The changes in the gas industry have allowed all customers to negotiate their own gas purchases directly with producers or brokers. To date, the changes in the gas industry have not had a negative impact on earnings or cash flow of the Company's regulated segment.

         The accounts and rates of the Company's regulated segment is subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's regulated segment maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's regulated segments differs in certain respects from application by the non-regulated segment and other non-regulated businesses. The regulated segment prepares its financial statements in accordance with Statement of Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). In general, SFAS 71 recognizes, that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, which will be amortized over various periods of time. The costs deferred are further described in the Company's financial statements and the notes thereto. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's regulated segment were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations, that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.

SEC Ratio of Earnings to Fixed Charges

         For the twelve months ended June 30, 2000,1999 and 1998, the Company's ratio of earnings to fixed charges was 2.09, 2.45 and 2.25 times, respectively. Fixed charges include interest related to long-term debt, short-term borrowing, certain lease obligations and other current liabilities.


Inflation

         Capital intensive businesses, such as the Company's regulated utility operations, are significantly affected by long-term inflation. Neither depreciation charges against earnings nor the ratemaking process reflect the replacement cost of utility plant. However, based on past practices of regulators, these businesses will be allowed to recover and earn on the actual cost of their investment in the replacement or upgrade of plant. Although prices for natural gas may fluctuate, earnings are not impacted because gas cost tracking procedures semi-annually balance gas costs collected from customers with the costs of supplying natural gas. The Company believes that the effects of inflation, at currently anticipated levels, will not significantly affect results of operations.

Accounting for Income Taxes

         Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, Accounting for Income Taxes. The cumulative effect of adopting Statement No. 109 created a regulatory asset and a regulatory liability for regulated operations, representing the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No. 109. For the Year ended June 30, 2000, changes in certain assets and liabilities resulted in a decrease in regulatory assets of $156,486 and a decrease in regulatory liabilities of $13,160 for regulated entities, resulting in ending balances of $485,073 and $109,481, respectively.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See Note 5 to the Consolidated Financial Statements for additional information.

Postretirement Benefits Other than Pensions

         The Company adopted, effective July 1, 1993, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post 65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 2000 and 1999 was $254,960 and $274,560, respectively, of which $215,000 in 2000 and $234,100 in 1999 is related to the regulated utility operations. The transition obligation was accrued as a deferred charge and will be amortized over 20 years. Substantially, all of the transition obligation is for the future cost of benefits to active employees.

         The Company's plan allows pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The prior service obligation association with the plan change at June 30, 2000 and 1999 was $198,220 and $216,120 respectively, of which $162,020 in 2000 and $178,520 in 1999 is related to regulated utility operations. The prior service obligation was accrued as a deferred charge and will be amortized over fifteen years.

         The incremental annual increases in consolidated expenses due to adoption of SFAS No. 106 were $47,500, $115,120 and $121,600 in fiscal years 2000, 1999 and 1998, respectively. Included in these amounts were $35,800 in 2000, $95,600 in 1999 and $95,600 in 1998 relating to regulatory operations. The MPSC allowed recovery of these costs beginning on November 4, 1997 for the utility operation in Montana. Management believes it is probable that its regulators in Wyoming will allow recovery of these costs based upon recent industry rate decisions addressing this issue. The adoption of SFAS No. 106 did not have a significant effect upon results of operations. See Note 4 to the Consolidated Financial Statements for additional information.

ENVIRONMENTAL ISSUES

Refer to footnote 9 of the Company's Notes to Consolidated Financial Statements located at item 8.

Year 2000

         The Y2K issue relates to the ability of systems, including hardware, software and embedded technology, to properly interpret date information relating to the Year 2000 and beyond that. Any of the Company's computer systems and embedded microprocessors that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000 (Y2K). This could result in a system failure or miscalculations causing disruptions in operations. Some possible affects include the inability to process transactions, send billing statements to customers, or similar normal business activities.

         Total costs incurred for fiscal 2000, to address the Y2K issue, were approximately $50,000. The total costs to address the Y2K issue, most of which were internal labor costs incurred in prior fiscal years, were approximately $125,000 and therefore did not have a material impact on the Company's current financial position, liquidity or results of operations.

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

         The Company protects itself against price fluctuations on natural gas and electricity by limiting the aggregate level of net open positions, which are exposed to market price changes and through the use of natural gas derivative instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. The quantitative information related to derivative transactions is contained in footnote number eleven to the condensed consolidated financial statements.

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

Supplementary Data (Unaudited)
Consolidated Quarterly Financial Data
(In thousands, except per share data)

                                            FIRST          SECOND        THIRD         FOURTH
                                           QUARTER        QUARTER       QUARTER       QUARTER
FISCAL YEAR 2000
Revenues                                   $12,008        $19,709       $23,861       $16,618
Operating income (loss)                     ($881)         $1,201        $2,688           $32
Net income (loss)                           ($666)           $500        $1,441           $22
Net income (loss) per share                 ($.27)           $.20          $.59          $.01

FISCAL YEAR 1999
Revenues                                    $9,061        $17,115       $17,749        $9,536
Operating income (loss)                     $(893)         $1,315        $2,265          $553
Net income (loss)                           $(685)           $751        $1,290          $231
Net income (loss) per share                $(0.28)          $0.31         $0.53         $0.10

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors


The Board of Directors

Energy West Incorporated

We have audited the accompanying consolidated balance sheets of Energy West Incorporated and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy West Incorporated and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                              Ernst & Young LLP

  Salt Lake City, Utah
  August 18, 2000

                    Energy West Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                                                       JUNE 30
                                                                              2000                1999
ASSETS
Current assets:
   Cash and cash equivalents                                                 $112,174            $225,970
   Accounts receivable, less allowances for
     uncollectible accounts of  $87,999 ($84,538
     at June 30, 1999)                                                      7,729,841           6,033,820
   Natural gas and propane inventory                                        1,913,701           1,423,910
   Materials and supplies                                                     586,130             627,046
   Prepayments and other                                                      360,828             154,643
   Refundable income tax payments                                             871,155             122,202
   Recoverable costs of gas purchases                                       4,713,395           2,840,975
                                                                           ----------          ----------
Total current assets                                                       16,287,224          11,428,566

Notes receivable due after one year                                           162,385             188,446

Property, plant and equipment                                              54,801,395          50,913,383
Less accumulated depreciation and amortization                             22,997,262          21,541,657
                                                                           ----------          ----------
Net property, plant and equipment                                          31,804,133          29,371,726

Deferred charges:
   Net unamortized debt issue costs                                         1,021,274           1,112,081
   Regulatory assets for income taxes                                         485,073             641,559
   Unrecognized postretirement obligation                                     453,179             490,679
   Other regulated assets                                                   1,044,259             765,529
   Other assets                                                               289,403             202,385
                                                                           ----------          ----------
Total deferred charges                                                      3,293,188           3,212,233
                                                                           ----------          ----------



Total assets                                                              $51,546,930         $44,200,971
                                                                          ===========         ===========

                                                                                      JUNE 30
                                                                              2000                1999
CAPITALIZATION AND LIABILITIES
Current liabilities:
   Long-term debt due within one year                                        $445,000            $430,723
   Notes payable                                                            4,855,000               -
   Accounts payable--gas and electric purchases                             5,769,485           3,522,655
   Accounts payable--other                                                    599,992             679,288
   Payable to employee benefit plans                                          585,984             641,721
   Accrued vacation                                                           409,117             393,256
   Other current liabilities                                                  524,993             611,672
   Deferred income taxes--current                                           1,651,208             950,446
                                                                          -----------         -----------
Total current liabilities                                                  14,840,779           7,229,761

Other:
   Deferred income taxes                                                    3,699,199           3,565,085
   Deferred investment tax credits                                            418,593             439,655
   Contributions in aid of construction                                       993,910             938,572
   Customer Advances for Construction                                         658,748             658,867
   Accumulated postretirement obligation                                      232,905             647,214
   Regulatory liability for income taxes                                      109,481             122,641
   Deferred gain on sale-leaseback of assets                                  141,779             165,407
   Other                                                                       94,910              61,754
                                                                          -----------         -----------

Total other                                                                 6,349,525           6,599,195

Long-term debt (less amounts due within
   one year)                                                               16,395,000          16,840,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock--$.15 par value:
     Authorized--1,500,000 shares;
     Outstanding--none
   Common stock--$.15 par value:
     Authorized--3,500,000 shares;
     Outstanding--2,475,435 shares (2,433,740 shares
       at June 30, 1999)                                                      371,321             365,065
   Capital in excess of par value                                           3,906,401           3,560,541
   Retained earnings                                                        9,683,904           9,606,409
                                                                          -----------         -----------
Total stockholders' equity                                                 13,961,626          13,532,015
                                                                          -----------         -----------
Total capitalization                                                       30,356,626          30,372,015
                                                                          -----------         -----------
Total capitalization and liabilities                                      $51,546,930         $44,200,971
                                                                          ===========         ===========


See accompanying notes.

                    Energy West Incorporated and Subsidiaries

                        Consolidated Statements of Income

                                                                           YEAR ENDED JUNE 30
                                                               2000               1999                1998
Operating revenue:
   Utilities                                               $27,578,721        $28,105,077         $27,824,360
   Propane operations                                        4,824,258          3,568,594           3,757,742
   Gas & Electric trading                                   39,413,771         21,643,071          11,383,019
   Other                                                       379,042            498,609              98,500
                                                           -----------        -----------         -----------
Total operating revenue                                     72,195,792         53,815,351          43,063,621

Operating expenses:
   Gas purchased                                            19,608,510         18,577,797          18,571,808
   Gas & Electric trading                                   38,936,672         20,850,052          10,184,855
   Other Cost of Goods Sold                                    243,128            258,987             -
   Distribution, general and administrative                  7,372,942          8,018,224           7,696,928
   Maintenance                                                 399,579            469,021             496,545
   Depreciation and amortization                             1,856,453          1,694,895           1,732,394
   Taxes other than income                                     638,788            708,354             628,183
                                                           -----------        -----------         -----------
Total operating expenses                                    69,056,072         50,577,330          39,310,713
                                                           -----------        -----------         -----------
Operating income                                             3,139,720          3,238,021           3,752,908

Other income, net                                              580,697            818,609             142,574
                                                           -----------        -----------         -----------
Income before interest charges and
   income taxes                                              3,720,417          4,056,630           3,895,482

Interest charges:
   Long-term debt                                            1,242,380          1,258,810           1,216,190
   Short-term and other                                        431,523            233,747             367,073
                                                           -----------        -----------         -----------
Total interest charges                                       1,673,903          1,492,557           1,583,263
                                                           -----------        -----------         -----------

Income before income taxes                                   2,046,514          2,564,073           2,312,219
Provision for income taxes                                     749,823            976,760             792,129
                                                           -----------        -----------         -----------
Net income                                                  $1,296,691         $1,587,313          $1,520,090
                                                           ===========        ===========         ===========

Basic and diluted earnings per
    Common share                                             $.53                $.66                $.64

See accompanying notes.

                    Energy West Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                    CAPITAL IN
                                                          COMMON     EXCESS OF      RETAINED
                                                           STOCK     PAR VALUE      EARNINGS       TOTAL
Balance at June 30, 1997                                 $353,623   $2,932,962     $8,710,349    $11,996,934
  Exercise of stock options into 22,908 shares of
     common stock at $6.375 to $7.125 per share             3,436      157,948              -        161,384
  Sale of 8,095 shares of common stock at $8.84
     To $9.004 per share under the Company's
     Dividend reinvestment plan                             1,214       71,071              -         72,285
  Issuance of 11,639 shares of common stock to
     ESOP at estimated fair value of $8.645 per share       1,746       98,869              -        100,615
  Issuance of 3,078 shares of common stock at
     $8.395 per share under the Company's
     deferred board stock compensation plan                   462       25,378              -         25,840
  Net income for the year ended June 30, 1998                   -            -      1,520,090      1,520,090
  Dividends on common stock--$.445 per share                    -            -     (1,065,859)    (1,065,859)
                                                         ---------------------------------------------------
Balance at June 30, 1998                                  360,481    3,286,228      9,164,580     12,811,289

  Exercise of stock options into 100 shares of
     common stock at $9.00 per share                           15          885              -            900
  Sale of 15,011 shares of common stock at $8.625
     to $9.688 per share under the Company's
     dividend reinvestment plan                             2,253      132,533              -        134,786
  Issuance of 13,738 shares of common stock to
     ESOP at estimated fair value of $9.310 per share       2,061      125,840              -        127,901
  Issuance of 1,701 shares of common stock at
     $9.00 per share under the Company's deferred
     board stock compensation plan                            255       15,055              -         15,310
  Net income for the year ended June 30, 1999                   -            -      1,587,313      1,587,313
  Dividends on common stock--$.465 per share                    -            -     (1,145,484)    (1,145,484)
                                                         ---------------------------------------------------
Balance at June 30, 1999                                  365,065    3,560,541      9,606,409     13,532,015

  Sale of 24,499 shares of common stock at $7.930
     to $8.502 per share under the Company's
     dividend reinvestment plan                             3,677      194,779              -        198,456
  Issuance of 16,153 shares of common stock to
     ESOP at estimated fair value of $8.922 per share       2,423      141,695              -        144,118
  Issuance of 1,043 shares of common stock at
     $9.149 per share under the Company's
     Deferred Board stock compensation plan                   156        9,386              -          9,542
  Net income for the year ended June 30, 2000                   -            -      1,296,691      1,296,691
  Dividends on common stock--$.485 per share                    -            -     (1,219,196)    (1,219,196)
                                                         ---------------------------------------------------
Balance at June 30, 2000                                 $371,321   $3,906,401     $9,683,904    $13,961,626
                                                         ========   ==========     ==========    ===========

See accompanying notes.

                    Energy West Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                             YEAR ENDED JUNE 30
                                                                2000                1999              1998
OPERATING ACTIVITIES
Net income                                                   $1,296,691          $1,587,313        $1,520,090
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                            2,169,618           1,948,408         1,984,005
     Write-off of investment in Gas Finco                             -                   -           250,000
     Gain on sale of assets                                   (145,289)           (121,416)         (211,465)
     Investment tax credit                                     (21,062)            (21,061)          (21,063)
     Deferred gain on sale of assets                           (23,628)            (23,628)          (23,628)
     Deferred income taxes                                      834,876             578,881           353,438
     Changes in operating assets and
       liabilities:
         Accounts receivable                                (1,696,021)         (1,529,585)       (1,101,707)
         Natural gas and propane
           inventory                                          (489,791)           3,246,023         1,122,584
         Accounts payable                                     2,167,534           1,615,928           864,460
         Recoverable costs of gas
           purchases                                        (1,872,420)           (914,226)         (253,464)
         Prepaid gas                                          (206,185)             (7,552)           371,413
         Other assets and liabilities                       (1,398,041)            (84,916)           104,707
                                                            -----------         -----------       -----------
Net cash provided by (used in) operating
   Activities                                                   616,282           6,274,169         4,959,370

INVESTING ACTIVITIES
Construction expenditures                                   (4,756,883)         (3,731,125)       (3,014,020)
Increase in notes receivable                                          -            (13,200)         (200,000)
Proceeds from sale of assets                                    541,988             298,378         1,247,601
Collection of long-term notes                                    26,061              16,946            10,345
Customer advances for construction                                (119)             144,804           347,374
Increase from contributions in aid of
  construction                                                   55,338              43,805            22,025
                                                            -----------         -----------       -----------
Net cash used in investing activities                       (4,133,615)         (3,240,392)       (1,586,675)

                    Energy West Incorporated and Subsidiaries

                Consolidated Statements of Cash Flows (continued)

                                                                       YEAR ENDED JUNE 30
                                                          2000                1999                1998
FINANCING ACTIVITIES
Proceeds from long-term debt                                    -                   -           8,000,000
Debt issuance and reacquisition costs                           -                   -           (458,642)
Payment of long-term debt                               (430,723)           (413,033)           (361,959)
Proceeds from notes payable                            44,325,000          29,231,484          22,346,120
Repayment of notes payable                           (39,470,000)        (30,674,466)        (32,283,139)
Sale of common stock                                            -                 900             161,384
Dividends paid                                        (1,020,470)         (1,010,698)           (867,118)
                                                      -----------         -----------           ---------
Net cash provided by (used  in)
financing activities                                    3,403,537         (2,865,813)         (3,463,354)

Net increase (decrease) in cash and
   cash equivalents                                     (113,796)             167,964            (90,659)
Cash and cash equivalents at
   beginning of year                                      225,970              58,006             148,665
                                                          -------              ------             -------
Cash and cash equivalents at
   end of year                                           $112,174            $225,970             $58,006
                                                         ========            ========             =======

Supplemental disclosures of cash flow information:
     Cash paid for:
       Interest                                        $1,639,867          $1,444,943          $1,536,402
       Income taxes                                       460,000            (38,319)             862,000

Noncash financing activities:
   Dividend reinvestment and                              207,998             150,096              98,125
     compensation plan
   ESOP shares issued                                     144,118             127,901             100,615


See accompanying notes.

                    Energy West Incorporated and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2000


1. PRINCIPAL ACCOUNTING POLICIES

GENERAL
      Energy West Incorporated ("the Company") is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. The Company's regulated utility operations involve the distribution and sale of natural gas to the public in the Great Falls, Montana and Cody, Wyoming areas and sale of propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas. In addition, since 1995, the Company has distributed natural gas through an underground system in West Yellowstone, Montana that is supplied by liquefied natural gas ("LNG").

      The Company conducts certain non-utility operations through its three wholly owned subsidiaries, Energy West Propane, Inc. ("EWP"), formally Rocky Mountain Fuels, Inc., Energy West Resources, Inc. ("EWR"), and Energy West Development, Inc. ("EWD"), formerly Montana Sun. EWP is engaged in the distribution of retail and wholesale bulk propane in Wyoming, South Dakota, Nebraska, Colorado, Arizona and Montana and Wyoming. EWR is involved in the marketing of gas and electricity and gas storage in Montana. EWD owns one real estate property in Great Falls, Montana.

CONSOLIDATED SUBSIDIARIES
      The consolidated financial statements include three wholly-owned, nonregulated subsidiaries - Energy West Resources, Inc., Energy West Propane (dba Rocky Mountain Fuels Inc), Energy West Development (formerly Montana Sun). All significant intercompany accounts and transactions have been eliminated in consolidation.
      Energy West Resources, Inc. ("EWR") is a gas and electricity marketing operation. Its principal assets are capitalized storage field costs and inventory. EWR primarily markets gas and electricity to industrial and commercial customers (businesses using over 5,000 Mcf of natural gas annually), but recently began marketing to small commercial and residential customers. EWR began its electric marketing activities in January 1999.
      Energy West Propane ("EWP") is a bulk retail and wholesale liquid propane sales operation. Its principal assets include bulk storage and customer tanks, delivery trucks, and related equipment.
       Energy West Development ("EWD") operating activities consist of commercial real estate development. Its significant assets consist of real estate held for future sale.

USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

NATURAL GAS AND PROPANE INVENTORY
      Natural gas inventory and propane inventory are stated at the lower of weighted average cost or net realizable value except for Energy West Montana - Great Falls, which is stated at the rate approved by the MPSC, which includes transportation costs.

RECOVERABLE COSTS OF GAS PURCHASES
      Differences between the costs of gas approved by regulators in the Company's rate structure and actual gas costs are accounted for as a current asset or liability, as applicable. These differences are recovered or refunded, as applicable, in future periods by adjustment of the Company's rates.

PROPERTY, PLANT AND EQUIPMENT
      Additions to property, plant and equipment are recorded at original cost when placed in service. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives or the units-of-production method, as applicable, at various rates averaging approximately 3.47%, 3.38% and 3.66% during the years ended June 30, 2000, 1999 and 1998, respectively.

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

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

GAS AND ELECTRIC COMMODITY TRADING
      The Company may engage in natural gas and electricity commodity derivatives designated for trading purposes and therefore experiences net open positions in terms of price and volume and specified delivery point. The open positions expose the Company to the risk that fluctuating market prices may adversely impact its financial position or results of operations. However, the net open position is actively managed with strict policies designed to limit the exposure to market risk and which require weekly reporting to management of potential financial exposure. Management has limited the types of derivative instruments the company may trade to those related to natural gas and electric commodities.
      The Company's trading activities are subject to mark-to-market accounting. Under this method, changes in the market value of outstanding natural gas and electric derivative instruments utilized for trading are recognized in income on a current basis. They are included on the Consolidated Statements of Income in operating revenues or expenses (cost of sales) as appropriate, and on the Consolidated Balance Sheets as accounts receivable or payable. Because of underlying price fluctuations, the mark-to-market totals may fluctuate throughout the month.

DEBT ISSUANCE AND REACQUISITION COSTS
      Debt premium, discount and issuance expenses are amortized over the life of each issue. Debt reacquisition costs for refinanced debt are amortized over the remaining life of the debt.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
      For purposes of these statements, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

FINANCIAL INSTRUMENTS

      All of the Company's financial instruments requiring fair value disclosure were recognized in the consolidated balance sheets. Except for long-term debt, their carrying values approximate the estimated fair values. Descriptions of the methods and assumptions used to reach this conclusion are as follows:
        Cash and cash equivalents, temporary cash investments, accounts receivable, accounts payable, and payable to employee benefit plans:
        These financial instruments have short maturities, or are invested in financial instruments with short maturities.

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

      The fair value of the Company's long-term debt, based on quoted market prices for the same or similar issues, is approximately 98% of the carrying value.

Outstanding letters of credit totaled $4,027,000 at June 30, 2000 and $3,450,000 at June 30, 1999. The letters of credit guarantee the Company's performance to third parties for gas purchases and gas transportation services.

EARNINGS PER SHARE
      Earnings per common share ("EPS") are computed based on the weighted average number of common shares issued and outstanding and common stock equivalents, if dilutive.
      Basic EPS is calculated by dividing net income by the weighted-average shares outstanding during the period.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

Diluted EPS is calculated by dividing net income by the sum of the weighted-average shares outstanding during the period and the additional dilutive shares resulting from the outstanding stock options.
      For fiscal year ended June 30, 2000, 1999, and 1998 the calculations for basic EPS and diluted EPS resulted in the same earnings per share. The weighted average number of shares under the diluted method at each date were 2,456,555 in 2000, 2,418,910 in 1999, and 2,390,814 in 1998.

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

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)
      The accounts and rates of the Company's regulated segment are subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's regulated segment maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's regulated segments differs in certain respects from application by the nonregulated segment and other nonregulated businesses. The regulated segment prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, which will be amortized over various periods of time. The costs deferred are further described in the Company's financial statements and the notes thereto. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's regulated segment were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, noncash charge to operations that could be material to the financial position and results of operations of the Company.
      However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.
      All regulatory assets have been formally approved by the applicable regulator, although other than environmental cleanup costs, no return on assets is allowed by the regulators.
      The Company uses the lives for depreciation as defined by the regulators, which approximate the economic lives for generally accepted accounting principles.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS
      Certain reclassifications have been made to the fiscal 1999 consolidated financial statements to conform to the fiscal 2000 presentation.

NEW ACCOUNTING STANDARD
      The Company adopted the accounting provisions of Statement of Financial Accounting Standards (SFAS) 133 - "Accounting for Derivative Instruments and Hedging Activities" beginning in July 2000. The new accounting rules require that the fair value of derivative and hedging instruments be measured and recorded as either assets or liabilities on the balance sheet with a regular, periodic mark-to-market adjustment. The effect of this new accounting standard is not significant.

2. NOTES PAYABLE
      At June 30, 2000, the Company maintained two lines of credit totaling $22,000,000. One line is for $11,000,000 with interest calculated the London Interbank Offering Rate ("LIBOR") plus 2% or prime less 1/2 percent, expiring January 5, 2001. The other is also for $11,000,000 with interest calculated at LIBOR plus 2% or prime less .04 percent, expiring May 1, 2001. A total of $4,855,000 and $1,442,982 had been borrowed under the line of credit agreements at June 30, 2000 and 1998 respectively. No amount was outstanding at June 30, 1999. Borrowings on lines of credit, based upon daily loan balances, averaged $5,045,943, $2,519,255 and $4,193,679 during the years ended June 30, 2000, 1999 and 1998, respectively. The maximum borrowings outstanding on these lines at any month end were $10,855,000, $5,587,000 and $11,835,000 during these same periods. The daily weighted average interest rate was 8.01%, 7.16% and 7.85% for the years ended June 30, 2000, 1999 and 1998, respectively. Management expects both lines of credit to be renewed for another year.

                    Energy West Incorporated and Subsidiaries

3. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of the following:

                                                                                          JUNE 30
                                                                                   2000               1999
                                                                                   ----               ----
          Series 1997 notes payable                                             $8,000,000         $8,000,000
          Series 1993 notes payable                                              7,460,000          7,635,000
          Industrial development revenue obligations:
           Series 1992A                                                                  -            185,000
           Series 1992B                                                          1,380,000          1,450,000
          Other                                                                          -                723
                                                                               -----------        -----------
          Total long-term obligations                                           16,840,000         17,270,723
          Less portion due within one year                                         445,000            430,723
                                                                               -----------        -----------
          Long-term obligations due after one year                             $16,395,000        $16,840,000
                                                                               ===========        ===========

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

INDUSTRIAL DEVELOPMENT REVENUE OBLIGATIONS
      On September 15, 1992, Cascade County, Montana (the "County") issued two Industrial Development Revenue Obligations, the Series 1992A Bonds for $1,700,000 and Series 1992B Bonds for $1,800,000. The Series 1992A and Series 1992B Bonds are unsecured; however, loan agreements are maintained with the Company in the same amounts. Both the Series 1992A and Series 1992B Bonds require annual principal payments on October 1 and semiannual interest payments on April 1 and October 1 of each year beginning in 1993. The Series 1992A Bonds matured on October 1999. The Series 1992B bonds have a final maturity in 2012 and bear interest at rates ranging from 3.35% to 6.50%.

                    Energy West Incorporated and Subsidiaries

AGGREGATE ANNUAL MATURITIES

        FISCAL               SERIES                   IDR                    TOTAL
                                                  OBLIGATIONS

      YEAR ENDING            1997              SERIES         1993          LONG-TERM
        JUNE 30              NOTES             1992B          NOTES        OBLIGATIONS

2001                         $        -       $   75,000      $  370,000    $   445,000
2002                                  -           75,000         390,000        465,000
2003                                  -           80,000         420,000        500,000
2004                                  -           85,000         445,000        530,000
2005                                  -           90,000         480,000        570,000
Thereafter                    8,000,000          975,000       5,355,000     14,330,000
                             ----------       ----------      ----------    -----------
                             $8,000,000       $1,380,000      $7,460,000    $16,840,000
Less current portion                  -           75,000         370,000        445,000
                             ----------       ----------      ----------    -----------
                             $8,000,000       $1,305,000      $7,090,000    $16,395,000
                             ==========       ==========      ==========    ===========

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

3. LONG-TERM DEBT OBLIGATIONS (CONTINUED)
      The Company's long-term debt obligation agreements contain various covenants including: limiting total dividends and distributions made in the immediately preceding 60-month period to aggregate consolidated net income for such period, restricting senior indebtedness, limiting asset sales, and maintaining certain financial debt and interest ratios.

4. RETIREMENT PLANS
      The Company has a defined contribution pension plan (the "Plan") which covers substantially all of the Company's employees. Under the Plan, the Company contributes 10% of each participant's eligible compensation. Total contributions to the plan for the years ended June 30, 2000, 1999, and 1998 were $491,068, $497,015 and $405,441 respectively.
      The Company adopted, effective July 1, 1993, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 2000 and 1999 was $254,960 and $274,560 respectively, of which $215,000 in 2000 and $234,100 in 1999 is related to the regulated utility operations. The transition obligation was accrued as a deferred charge and will be amortized over 20 years. Substantially, all of the transition obligation is for the future cost of benefits to active employees.
      The Company's plan allows pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The prior service obligation associated with this plan change at June 30, 2000 and 1999 was $198,220 and $216,120 respectively, of which $162,020 in 2000 and $178,520 in 1999 is related to regulated utility operations. The prior service obligation was accrued as a deferred charge and will be amortized over fifteen years.

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

4. RETIREMENT PLANS (CONTINUED)
      The incremental annual increases in consolidated expenses due to adoption of SFAS No. 106 were $47,500, $115,120 and $121,600 in fiscal years 2000, 1999 and 1998, respectively. Included in these amounts were $35,800 in 2000, $95,600 in 1999 and $95,600 in 1998 relating to regulatory operations. The MPSC allowed recovery of these costs beginning on November 4, 1997 for the utility operations in Montana. Management believes it is probable that its regulators in Wyoming will allow recovery of these costs based upon recent industry rate decisions addressing this issue. The plan assets are held in a VEBA trust fund into which all the company's contributions are made. The trust primarily invests in money market funds.

The following table presents the amounts recognized at June 30, 2000 and 1999 in the consolidated financial statements.


Years Ended June 30                                                2000                 1999
                                                                   ----                 ----

Service Costs                                                           $ 33,800            $ 37,900
Interest Costs                                                            47,900              50,980
Expected return on plan assets                                           (28,000)            (10,060)
Amortization of transition obligation                                     19,600              19,040
Amortization of unrecognized prior service costs                          17,900              17,256
Actuarial gain                                                           (43,700)                  -
                                                              --------------------------------------
Postretirement benefit expense                                            47,500             115,116

Weighted-Average assumptions as of June 30,
 Discount rate                                                              7.75%                7.0%
Long term return on plan assets                                              9.0%                9.0%
Health care inflation rate                                                   7.0%                9.0%
                                                                  Grading to 5.5%     Grading to 5.5%

Change in benefit obligation
Projected benefit obligation
   Projected benefit obligation at July 1                               $949,845            $933,813
   Service costs                                                          33,800              37,900
   Interest costs                                                         47,900              50,980
   Actuarial gain                                                       (331,045)            (10,023)
   Benefits paid                                                         (13,600)            (62,825)
                                                                        --------            --------
Projected benefit obligation at June 30                                 $686,900            $949,845

Change in plan assets
   Fair value of plan assets at July 1                                   325,768             285,113
     Actual return on plan assets                                         20,227              12,280
     Contributions to the plan                                           121,600              91,200
     Benefits paid                                                       (13,600)            (62,825)
                                                                        --------            --------
   Fair value of plan assets at June 30                                  453,995             325,768
                                                                        --------            --------
Projected benefit obligation in excess of plan                           232,905             624,077
assets
Unrecognized net gain                                                    340,200             (23,137)
                                                                        --------            --------
Accrued postretirement benefit liability
recorded in other liabilities                                           $573,105            $647,214
                                                                        ========            ========


                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

5. INCOME TAX EXPENSE
      Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, Accounting for Income Taxes. The cumulative effect of adopting Statement No. 109 created a regulatory asset and a regulatory liability for regulated operations, representing the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No.
109. For the year ended June 30, 2000, changes in certain assets and liabilities resulted in a decrease in regulatory assets of $156,486 and a decrease in regulatory liabilities of $13,160 for regulated entities, resulting in ending balances of $485,073 and $109,481 respectively.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

5. INCOME TAX EXPENSE (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2000 and 1999 are as follows:

                                                                     2000                1999
                                                                     ----                ----

Deferred tax assets:
   Allowance for doubtful accounts                                    $   29,389          $   28,274
   Unamortized investment tax credit                                     109,702             122,862
   Contributions in aid of construction                                  184,262             164,955
   Other nondeductible accruals                                          240,032             221,949
   Deferred gain on sale of assets                                        56,627              66,064
   Other                                                                  21,588              60,224
                                                                      ----------          ----------
Total deferred tax assets                                                641,600             664,328


Deferred tax liabilities:
   Customer refunds payable                                            1,816,757           1,128,838
   Property, plant and equipment                                       3,829,193           3,715,188
   Unamortized debt issue costs                                          144,866             159,058
   Unamortized deferred rate case costs                                  101,085              84,550
   Covenant not to compete                                                72,071              76,313
   Other                                                                  28,035              15,912
                                                                      ----------          ----------
Total deferred tax liabilities                                         5,992,007           5,179,859
                                                                      ----------          ----------
Net deferred tax liabilities                                          $5,350,407          $4,515,531
                                                                      ==========          ==========

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

5. INCOME TAX EXPENSE (CONTINUED)

Income tax expense consists of the following:


YEAR ENDED JUNE 30
                                                         2000                     1999             1998
                                                         ----                     ----             ----
Current income taxes:
   Federal                                              ($   205,632)      $   159,487      $   704,914
   State                                                     (27,989)          105,807           27,487
                                                         -----------       -----------      -----------
                                                            (233,621)          265,294          732,401
Total current income taxes

Deferred income taxes (benefits):
   Tax depreciation in excess of book                        267,543           235,141          285,124
   Book amortization in excess of tax                        (18,434)          (18,434)         (18,434)
   Recoverable cost of gas purchases                         687,795           363,763          111,393
   Regulatory surcharges                                      86,314           246,445          (93,149)

   Deferred gain (loss) on sale of assets                      1,201             9,284         (215,552)
   Contributions in aid of construction                      (19,307)          (15,862)          55,237
   Deferred rate case costs                                   16,535           (29,563)           4,553
   Bad debt reserves                                          (1,179)            5,370           23,726

   Other                                                      43,249            27,035           (5,377)
                                                         -----------       -----------      -----------
Total deferred income taxes                                1,063,717           823,179          147,521


Investment tax credit, net                                   (21,062)          (21,062)         (21,062)
                                                         -----------       -----------      -----------
Total income taxes                                       $   809,034       $ 1,067,411      $   858,860
                                                         ===========       ===========      ===========


Income taxes - operations                                $   749,823       $   976,760      $   792,129
Income taxes - other income                                   59,211            90,651           66,731
                                                         -----------       -----------      -----------
Total income taxes                                       $   809,034       $ 1,067,411      $   858,860
                                                         ===========       ===========      ===========

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

5. INCOME TAX EXPENSE (CONTINUED)

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

                                                            2000             1999             1998
                                                            ----             ----             ----


Tax expense at statutory rate - 34%                        $   724,856      $   902,606     $   812,798
State income tax, net of federal tax benefit                    53,529          149,331          55,138
Amortization of deferred investment tax
   credits                                                     (21,062)         (21,062)        (21,062)
Other                                                           51,711           36,536          11,986
                                                           -----------      -----------     -----------
Total income taxes                                         $   809,034      $ 1,067,411     $   858,860
                                                           ===========      ===========     ===========


6. SEGMENTS OF OPERATIONS
      Summarized financial information for the Company's regulated utilities, propane operations, EWR and other (before intercompany eliminations between segments primarily consisting of gas sales from nonregulated to regulated entities, intercompany accounts receivable, accounts payable, equity, and subsidiary investment) is as follows:

YEARS ENDED JUNE 30                                2000
                                                REGULATED     PROPANE
                                                UTILITIES    OPERATIONS       EWR          OTHER     ELIMINATIONS   CONSOLIDATED
                                               ---------------------------------------------------------------------------------
OPERATING REVENUE

REGULATED UTILITIES                            $27,578,721   $        -   $          -    $      -   $         -    $27,578,721
PROPANE OPERATIONS                                       -    6,570,982              -           -    (1,746,724)     4,824,258
EWR                                                      -            -     41,623,968           -    (2,210,197)    39,413,771
OTHER                                                    -            -              -     379,042             -        379,042
                                               ---------------------------------------------------------------------------------
TOTAL OPERATING REVENUE                         27,578,721    6,570,982     41,623,968     379,042    (3,956,921)    72,195,792
                                               ---------------------------------------------------------------------------------

GAS PURCHASED                                   16,725,249    4,629,985              -           -    (1,746,724)    19,608,510
COST OF GOODS SOLD                                       -            -              -     243,128             -        243,128
EWR COST OF TRADING                                      -            -     41,146,869           -    (2,210,197)    38,936,672
DISTRIBUTION, GENERAL & ADMIN                    5,553,292    1,029,242        720,753      69,655             -      7,372,942
MAINTENANCE                                        348,685       50,894              -           -             -        399,579
DEPRECIATION                                     1,589,574      239,634         19,756       7,489             -      1,856,453
TAXES OTHER THAN INCOME                            520,418       69,640         33,113      15,617             -        638,788
                                               ---------------------------------------------------------------------------------
OPERATING EXPENSES                              24,737,218    6,019,395     41,920,491     335,889    (3,956,921)    69,056,072
                                               ---------------------------------------------------------------------------------
OPERATING INCOME                               $ 2,841,503   $  551,587   $(   296,523)   $ 43,153             -    $ 3,139,720
                                               =================================================================================

                                                   1999
                                                REGULATED     PROPANE
                                                UTILITIES    OPERATIONS       EWR          OTHER       ELIMINATIONS   CONSOLIDATED
                                               -----------------------------------------------------------------------------------
OPERATING REVENUE

REGULATED UTILITIES                            $28,105,983   $        -   $         -   $         -    $(       906)   $28,105,077
PROPANE OPERATIONS                                       -    7,832,247             -             -      (4,263,653)     3,568,594
EWR                                                      -            -    25,012,590             -      (3,369,519)    21,643,071
OTHER                                                    -            -             -       498,609               -        498,609
                                               -----------------------------------------------------------------------------------
TOTAL OPERATING REVENUE                         28,105,983    7,832,247    25,012,590       498,609      (7,634,078)    53,815,351
                                               -----------------------------------------------------------------------------------

GAS PURCHASED                                   16,885,480    5,956,876             -             -      (4,264,559)    18,577,797
COST OF GOODS SOLD                                       -            -             -       258,987               -        258,987
EWR COST OF TRADING                                      -            -    24,219,571                    (3,369,519)    20,850,052
DISTRIBUTION, GENERAL & ADMIN                    6,197,407    1,102,717       596,505       121,595               -      8,018,224
MAINTENANCE                                        396,057       72,964             -             -               -        469,021
DEPRECIATION                                     1,450,434      210,058        19,756        14,647               -      1,694,895
TAXES OTHER THAN INCOME                            599,615       76,039        21,900        10,800               -        708,354
                                               -----------------------------------------------------------------------------------
OPERATING EXPENSES                              25,528,993    7,418,654    24,857,732       406,029      (7,634,078)    50,577,330
                                               -----------------------------------------------------------------------------------
OPERATING INCOME                               $ 2,576,990   $  413,593   $   154,858   $    92,580               -    $ 3,238,021
                                               ===================================================================================

                                                   1998
                                                REGULATED     PROPANE
                                                UTILITIES    OPERATIONS       EWR          OTHER        ELIMINATIONS   CONSOLIDATED
                                               ------------------------------------------------------------------------------------
OPERATING REVENUE

REGULATED UTILITIES                            $27,824,360   $         -   $         -   $         -    $          -    $27,824,360
PROPANE OPERATIONS                                       -     8,642,464             -             -      (4,884,722)     3,757,742
EWR                                                      -             -    14,488,326             -      (3,105,307)    11,383,019
OTHER                                                    -             -             -        98,500               -         98,500
                                               ------------------------------------------------------------------------------------
TOTAL OPERATING REVENUE                         27,824,360     8,642,464    14,488,326        98,500      (7,990,029)    43,063,621
                                               ------------------------------------------------------------------------------------

GAS PURCHASED                                   17,046,612     6,404,939             -             -      (4,879,743)    18,571,808
COST OF GOODS SOLD                                       -             -             -             -               -              -
EWR COST OF TRADING                                      -             -    13,289,205             -      (3,104,350)    10,184,855
DISTRIBUTION, GENERAL & ADMIN                    5,910,077     1,226,697       538,438        21,716               -      7,696,928
MAINTENANCE                                        397,512        99,033             -             -               -        496,545
DEPRECIATION                                     1,435,936       270,191        17,893        14,310          (5,936)     1,732,394
TAXES OTHER THAN INCOME                            529,671        73,806        13,906        10,800               -        628,183
                                               ------------------------------------------------------------------------------------
OPERATING EXPENSES                              25,319,808     8,074,666    13,859,442        46,826      (7,990,029)    39,310,713
                                               ------------------------------------------------------------------------------------
OPERATING INCOME                               $ 2,504,552   $   567,798   $   628,884   $    51,674               -    $ 3,752,908
                                               ====================================================================================

YEARS ENDED JUNE 30                                   2000
                                                    REGULATED     PROPANE
                                                    UTILITIES    OPERATIONS       EWR          OTHER      ELIMINATIONS     CONSOL.
                                                   ---------------------------------------------------------------------------------
Capital expenditures                               $ 3,703,472   $  984,903   $    68,508    $       -    $         -    $ 4,756,883
                                                   =================================================================================

PROPERTY, PLANT AND EQUIPMENT, NET                  28,238,369    3,341,938       154,606            -              -     31,734,913
REAL ESTATE HELD FOR INVESTMENT                              -            -             -       69,220              -         69,220
                                                   ---------------------------------------------------------------------------------
TOTAL P&E                                           28,238,369    3,341,938       154,606       69,220              -     31,804,133

CURRENT ASSETS                                       8,453,708    2,012,760     7,983,113      897,362     (3,059,719)    16,287,224
OTHER ASSETS                                         4,115,375       46,262       338,952       26,984     (1,072,000)     3,455,573
                                                   ---------------------------------------------------------------------------------

TOTAL ASSETS                                       $40,807,452   $5,400,960   $ 8,476,671    $ 993,566    ($4,131,719)   $51,546,930
                                                   =================================================================================

EQUITY                                             $ 9,969,693   $1,771,147   $ 2,335,499    $ 957,287    ($1,072,000)   $13,961,626
LONG-TERM DEBT                                      14,663,317    1,350,876        95,419      285,388              -     16,395,000
CURRENT LIABILITIES                                 10,149,685    1,021,247     6,219,315      510,251     (3,059,719)    14,840,779
DEFERRED INCOME TAXES                                3,266,236      412,022        20,941            -              -      3,699,199
OTHER LIABILITIES                                    2,758,521      845,668      (194,503)    (759,360)             -      2,650,326
                                                   ---------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES               $40,807,452   $5,400,960   $ 8,476,671    $ 993,566    ($4,131,719)   $51,546,930
                                                   =================================================================================

                                                       1999
                                                    REGULATED     PROPANE
                                                    UTILITIES    OPERATIONS       EWR          OTHER      ELIMINATIONS     CONSOL.
                                                   ---------------------------------------------------------------------------------
Capital expenditures                               $ 3,012,735   $  688,932   $     2,482    $  26,976    $         -    $ 3,731,125
                                                   =================================================================================

PROPERTY, PLANT AND EQUIPMENT, NET                  26,200,361    2,599,628       105,854            -              -     28,905,843
REAL ESTATE HELD FOR INVESTMENT                              -            -             -      465,883              -        465,883
                                                   ---------------------------------------------------------------------------------
TOTAL P&E                                           26,200,361    2,599,628       105,854      465,883              -     29,371,726

CURRENT ASSETS                                       6,581,740    1,467,551     4,648,930       18,498     (1,288,153)    11,428,566
OTHER ASSETS                                         4,196,419       51,763       224,497            -     (1,072,000)     3,400,679
                                                   ---------------------------------------------------------------------------------

TOTAL ASSETS                                       $36,978,520   $4,118,942   $ 4,979,281    $ 484,381    ($2,360,153)   $44,200,971
                                                   =================================================================================

EQUITY                                             $ 9,767,171   $1,463,217   $ 2,445,044    $ 927,679    ($1,071,096)   $13,532,015
LONG-TERM DEBT                                      15,108,317    1,350,876        95,419      285,388              -     16,840,000
CURRENT LIABILITIES                                  4,348,582      755,054     3,434,203      (19,021)    (1,289,057)     7,229,761
DEFERRED INCOME TAXES                                3,253,552      323,284        21,611      (33,362)             -      3,565,085
OTHER LIABILITIES                                    4,500,898      226,511    (1,016,996)    (676,303)             -      3,034,110
                                                   ---------------------------------------------------------------------------------

TOTAL CAPITALIZATION AND LIABILITIES               $36,978,520   $4,118,942   $ 4,979,281    $ 484,381    ($2,360,153)   $44,200,971
                                                   =================================================================================

                   Energy West Incorporated and Subsidiaries

7. STOCK OPTIONS AND OWNERSHIP PLANS

STOCK OPTIONS
      The Company has an Incentive Stock Option Plan which provides for options to purchase up to 100,000 shares of the Company's common stock by certain key employees. The option price may not be less than 100% of the common stock fair market value on the date of grant (110% of the fair market value if the employee owns more than 10% of the Company's outstanding common stock). These options may not have a term exceeding five years.
      Since the Company has elected to use APB No. 25, pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company had accounted for its stock options under the fair value method of that statement.
      In the fiscal year ended June 30, 2000, no options were granted.
      For the fiscal year ended June 30, 1999, 42,820 options were granted. For purposes of pro forma disclosures, the Company's pro forma net income was $1,537,110 or $.64 earnings per share. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

                   Energy West Incorporated and Subsidiaries

7. STOCK OPTIONS AND OWNERSHIP PLANS (CONTINUED)

      A summary of the activity under the plans is as follows:

                                                                                                Weighted
                                                                                                 Average
                                                                            Number of           Exercise
                                                                              Shares              Price
                                                                        ------------------ -------------------
          Fiscal 1998
          Outstanding at July 1, 1997                                              89,428              $7.533
          Granted                                                                       -                   -
          Exercised                                                               (22,908)             $7.045
          Expired                                                                 (37,920)             $7.172
                                                                                 --------
          Outstanding at June 30, 1998                                             28,600              $8.402
                                                                                 --------

          At June 30, 1998
          Exercisable                                                              28,600
          Available for grant                                                      42,820

          Fiscal 1999
          Outstanding at July 1, 1999                                              28,600              $8.402
          Granted                                                                  42,820              $9.096
          Exercised                                                                  (100)             $9.000
          Expired                                                                  (3,600)             $7.375
                                                                                 --------
          Outstanding at June 30, 1999                                             67,720              $8.894
                                                                                 --------

          At June 30, 1999
          Exercisable                                                              67,720
          Available for grant                                                       3,600

          Fiscal 2000
          Outstanding at July 1, 1999                                              67,720              $8.894
          Granted                                                                       -                   -
          Exercised                                                                     -                   -
          Expired                                                                    5000              $9.125
                                                                                 --------


          Outstanding at June 30, 2000                                             62,720              $8.972
                                                                                 --------


          At June 30, 2000
          Exercisable                                                              62,720
          Available for grant                                                           -

                   Energy West Incorporated and Subsidiaries

7. STOCK OPTIONS AND OWNERSHIP PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN
      The Company has an Employee Stock Ownership Plan ("ESOP") which covers most of the Company's employees. The unleveraged ESOP receives cash contributions from the Company each year as determined by the Board of Directors and buys shares of the Company's common stock from either the Company or the open market at the current price per share. The ESOP has no allocated shares, committed-to-be-released shares or suspense shares at the balance sheet dates. In addition, there are no unearned shares and there is no repurchase obligation. The Company has contributed and recognized as expense $103,886, $144,118 and $127,901 for the years ended June 30, 2000, 1999 and 1998, respectively. During the years ended June 30, 2000, 1999 and 1998, the ESOP acquired 16,153 shares at $8.92 per share, 13,738 shares at $9.31 per share, 11,639 shares at $8.65 per share, respectively.

8. LEASES
      The Company leases a building in Cody, Wyoming. The lease expires on June 30, 2005. Future minimum rental payments will be approximately $79,200 per year from fiscal 2000 through fiscal 2005, for total future minimum lease payments of $396,000. Rental expenses related to this lease were $80,739, $80,631 and $74,438 in fiscal years 2000, 1999 and 1998, respectively.
      The Company leases certain property consisting of land, offices and office buildings for a period of ten years at an annual rent of $51,975. The initial ten-year term of the lease is extended for two successive five-year periods unless the Company provides at least six months notice prior to the end of either the initial term or the first successive five-year term.
      The Company does not have an option to repurchase the real property. However, should the lessor have a bona fide third-party offer, the Company has the right of refusal to buy the land and buildings under the same terms and conditions.
      The future minimum lease payments under the terms of the related lease agreement required the payment of $51,975 per year from fiscal 2000 through fiscal 2006, for future minimum lease payments of $311,850.

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS
      The Company has entered into long-term, take or pay natural gas supply contracts which expire at varying times through 2002. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price which is subject to renegotiation every two years. Current prices per Mcf for these average approximately $2.10. Based on current prices, the minimum take or pay obligation at June 30, 2000 for each of the next two years and in total is as follows:

                                     FISCAL YEAR
                                           2001        $1,379,700
                                           2002           461,160
                                           Total       $1,840,860

Natural gas purchases under these contracts for the years ended June 30, 2000, 1999 and 1998 approximated $1,182,000, $2,042,000 and $1,630,000, respectively.

                   Energy West Incorporated and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL CONTINGENCY
      The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality ("MDEQ"), formerly known as the Montana Department of Health and Environmental Science ("MDHES"), in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999, the Company received final approval from the MDEQ for its plan for remediation of soil contaminants. To date, all contaminated soil has been removed, and an asphalt cap has been placed over the site. The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants.
      At June 30, 2000, the costs incurred in evaluating and beginning remediation have totaled approximately $1,800,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 2000, that recovery mechanism had generated approximately $903,000. The Company expects to recover the full amount expended through the surcharge. The Commission's decision calls for ongoing review by the Commission of any costs incurred. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ for water contaminants.

10. REGULATORY MATTERS
      In October 1999, the Company applied for recovery of approximately $2,960,000 in gas costs with the Montana Public Service Commission (MPSC). This gas cost application is similar to applications made annually as the mechanism the MPSC utilizes to permit recovery of gas costs. The Montana Consumer Counsel
(MCC) intervened in this application, and a hearing on this matter was held on May 31, 2000. A work session was held on September 26, and the MPSC ruled in favor of the Company.

                   Energy West Incorporated and Subsidiaries

11. FINANCIAL INSTRUMENTS & Risk Management

      Gas Trading Derivatives

      In July 1998 the Company signed a basis swap agreement between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day begins November 1, 1999 and ends October 31, 2000. The swap compares the index price of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.62 per MMBTU. The Company settled this basis differential at $.38 resulting in a gain of $390,000 which is included in other income in 1999. The company has designated this basis swap as a trading commodity derivative.
      In May 1999 the Company signed a basis swap agreement between the NYMEX and AECO price indexes. The contract period for 4,000 MMBTU per day began June 1, 1999 and ended October 31, 1999. The swap compared the index price of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.38 per MMBTU. The Company designated this swap as a trading commodity derivative. The Company settled the June 1999 portion of the swap at a gain of $13,000 and settled the remaining portion, a basis differential, at $.36 for an additional gain of $7,500.
      The Company entered into two swap agreements with a market maker which requires the market maker to pay a fixed price to the Company and for the Company to pay the AECO index price for the contracted volumes. The Company entered into two reciprocal agreements with a counter party whereby the counter party pays the AECO index price to the Company and the Company pays the AECO fixed price to the counter party. The first agreement was from June 1, 1999 to October 31, 1999 for 2,500 MMBTU per day at a fixed price of $1.925. The second agreement is from November 1, 1999 to October 31, 2001, for 1,200 MMBTU per day at a fixed price of $2.06. The reciprocal agreements have offsetting terms, resulting in no gain or loss. The AECO index price at June 30, 2000 was $3.26. In the event the counter party fails to perform under its obligation, and the AECO index price exceeds the fixed prices of these swaps, the Company would be liable to the market maker. The Company's contingent liability based on the June 30, 2000 AECO index price is $700,000.
      In March 2000 the Company signed a basis swap agreement between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day began April 1, 2000 and ends October 31, 2000. The swap compares the index price of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange index. The original basis differential was at $.26 per MMBTU. The Company settled the April basis differential at $.32 resulting in a $9,000 gain and the May basis differential at $.38 resulting in a gain of $19,000. The June to October basis differentials were settled in May at $.28 and resulted in a gain of $15,000. The Company designated this basis swap as a trading commodity derivative.
      In May 2000 the Company signed a basis swap agreement between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day began June 1, 2000 and ends October 31, 2000. The swap compares the index price of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange index. The original basis differential was $.37 per MMBTU. The Company settled the June basis differential at $.98 resulting in a loss of $91,000. The July to October basis differentials were settled at $.34 and resulted in a gain of $19,000. The Company designated this basis swap as a trading commodity derivative.
      In June 2000 the Company entered into a fixed for floating swap agreement with a market maker which required the Company to pay a fixed price of $3.765 per MMBTU in return for gas quoted on the AECO gas exchange. The contract period for the 10,000 MMBTU per day begins November 1, 2000 and ends March 31, 2001. The Company settled the swap for a fixed sales price to the market maker of $3.865 per MMBTU which resulted in a gain of $151,000. The Company has designated this swap as a trading commodity derivative.
      The Company entered into a basis swap agreement between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day begins November 1, 2000 and ends October 31, 2003. The swap compares the index price of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange index. The original basis differential is at $.27 per MMBTU. At June 30, 2000 the basis differential was $.272 resulting in a mark-to-market gain of $8,000 which the Company recorded in other income. The Company designated this swap as a trading commodity derivative.
      The Company entered into a fixed for floating swap agreement which requires the Company to pay a fixed price of $4.09 per MMBTU in return for gas quoted on the AECO gas exchange. The contract period for the 10,000 MMBTU per day begins November 1, 2000 and ends March 31, 2001. At June 30, 2000 the winter block AECO index was $4.11 which resulted in a mark-to-market gain of $30,000 which the Company recorded in other income. The Company designated this swap as a trading commodity derivative.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10. - Directors and Executive Officer of the Registrant

Information concerning the directors and executive officers is included in Part I, on pages 12 through 15. The information contained under the heading "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this item.

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

         3.  Exhibits (See Exhibit Index on Page E-1)

(b) We filed the following reports on Form 8-K:

                  Date                                     Subject
                  ------------------------------------------------
                  March 3, 2000                            Item 5.  Other Events

                  Item 5.   OTHER EVENTS

                  Energy West Incorporated (the "Company") has a pending application with the Montana Public Service Commission (the "MPSC") seeking recovery of approximately $2,960,000 in gas costs. The Montana Consumer Counsel has intervened in this application and as of February 17, 2000, has provided the Company and the MPSC with testimony recommending cost disallowances totaling $686,113 over a period of three years. A hearing on the application is scheduled for May 3, 2000.

                  Item 7.   FINANCIAL STATEMENTS AND EXHIBITS

(c) EXHIBITS. The following exhibits are filed herewith:

                  99.1 Press Release dated March 1, 2000.

(d) SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                ENERGY WEST INC.

                                  JUNE 30, 2000

                                            Balance At        Charged           Write-Offs       Balance
                                            Beginning         to Costs          Net of           at End of
Description                                 of Period         & Expenses        Recoveries       Period
---------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR
UNCOLLECTIBLE ACCOUNTS

Year Ended June 30, 1998                    $ 167,824         $  69,651         ($138,714)       $  98,761

Year Ended June 30, 1999                    $  98,761         $  62,160         ($ 76,383)       $  84,538

Year Ended June 30, 2000                    $  84,538         $ 104,132         ($100,671)       $  87,999

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

/s/  Larry D. Geske                                   09/27/00
Larry D. Geske                                        Date
President and Chief Executive
Officer and Acting Chairman of the Board

/s/ Andrew Davidson                                   09/27/00
Andrew Davidson                      Director         Date

/s/ Thomas N. McGowen, Jr.                            09/27/00
Thomas N. McGowen, Jr.               Director         Date

/s/ G. Montgomery Mitchell                            09/27/00
G. Montgomery Mitchell               Director         Date

/s/ George D. Ruff                                    09/27/00
George D. Ruff                       Director         Date

/s/ David A. Flitner                                  09/27/00
David A. Flitner                     Director         Date

/s/ Dean South                                        09/27/00
Dean South                           Director         Date

/s/ Richard J. Schulte                                09/27/00
Richard J. Schulte                   Director         Date

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