Form 10-Q
period 2000-09-30
ENERGY WEST INC
filed 2000-11-14
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number 0-14183

                            ENERGY WEST INCORPORATED
             (Exact name of registrant as specified in its charter)

          Montana                                           81-0141785
          -------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


1 First Avenue South, Great Falls, Mt.                         59401
--------------------------------------                         -----
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (406)-791-7500

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

Class Outstanding at  September 30, 2000
(Common stock, $.15 par value) 2,495,824

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q


                                                                                     Page No.
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and June 30, 2000 (Unaudited)                         1

                  Condensed Consolidated Statements of Income - three
                  months ended September 30, 2000 and 1999 (Unaudited)                     2

                  Condensed Consolidated Statements of Cash Flows - three
                  months ended September 30, 2000 and 1999 (Unaudited)                     3

                  Notes to Condensed Consolidated Financial Statements (Unaudited)       4-7

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         8-12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk              13

Part II   Other Information

         Item 1 - Legal Proceedings                                                    14-15

         Item 2 - Changes in Securities                                                   15

         Item 3 - Defaults upon Senior Securities                                         15

         Item 4 - Submission of Matters to a Vote of Security Holders                     15

         Item 5 - Other Information                                                       15

         Item 6 - Exhibits and Reports on Form 8-K                                        15

         Signatures



    Item 1.  Financial Statements
                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                ASSETS
                                                                              September 30                    June 30
                                                                                  2000                          2000
                                                                              (Unaudited)                   (Unaudited)
                                                                          ------------------           ------------------
       Current Assets:
          Cash and Cash Equivalents                                       $              --            $         112,174
          Accounts Receivable (Net)                                               7,908,394                    7,729,841
          Natural Gas and Propane Inventory                                       4,254,581                    1,913,701
          Materials and Supplies                                                    500,276                      586,130
          Prepayments and Other                                                     631,104                      360,828
          Refundable Income Tax Payments                                          1,381,361                      871,155
          Recoverable Cost of Gas Purchases                                       5,850,705                    4,713,395
                                                                          ------------------           ------------------

                    Total Current Assets                                         20,526,421                   16,287,224
                                                                          ------------------           ------------------

       Notes Receivable Due After One Year                                          155,020                      162,385
       Property, Plant and Equipment (Net)                                       32,594,495                   31,804,133
       Deferred Charges                                                           3,235,196                    3,293,188
                                                                          ------------------           ------------------

        Total Assets                                                      $      56,511,132            $      51,546,930
                                                                          ==================           ==================

                                                          CAPITALIZATION AND LIABILITIES

        Capitalization and Liabilities:
        Current Liabilities:
          Checks Outstanding in Excess of Cash Balances                   $         491,194            $              --
          Note Payable to Bank                                                   10,585,000                    4,855,000
          Long-Term Debt Due Within One Year                                        445,000                      445,000
          Accounts Payable - Gas and Electric Purchases                           4,724,166                    5,769,485
          Other Current and Accrued Liabilities                                   3,831,356                    3,771,294
                                                                          ------------------           ------------------

                    Total Current Liabilities                                    20,076,716                   14,840,779
                                                                          ------------------           ------------------

        Deferred Credits                                                          6,478,945                    6,349,525
        Long-term obligations                                                    16,320,000                   16,395,000

        Stockholders' Equity
          Common Stock (2,495,824 and
          2,475,435 shares were outstanding at September
          30, 2000 and June 30, 2000 respectively)                        $         374,380            $         371,321
          Capital in Excess of Par Value                                          4,070,912                    3,906,401
          Retained Earnings                                                       9,190,179                    9,683,904
                                                                          ------------------           ------------------

              Total Stockholders' Equity                                         13,635,471                   13,961,626
                                                                          ------------------           ------------------
        Total Capitalization and Liabilities                              $      56,511,132            $      51,546,930
                                                                          ==================           ==================

        The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                      Three Months Ended
                                                                                       and Year-To-Date
                                                                                         September 30
                                                                                   2000                1999
                                                                               (Unaudited)          (Unaudited)
                                                                          -------------------------------------
        Operating Revenue:
          Natural Gas Operations                                                 $3,391,807         $3,434,308
          Propane Operations                                                        952,071            770,396
          Gas, Electric and Propane Trading                                      12,547,579          8,371,794
                                                                              ---------------------------------
        Total Revenue                                                            16,891,457         12,576,498
                                                                              ---------------------------------
        Operating Expenses:
          Gas & Propane Purchased                                                 2,482,444          2,319,378
          Cost of Gas, Electric & Propane Trading                                11,408,238          8,250,363
          Distribution, General and Administrative                                2,119,385          2,148,823
          Maintenance                                                                98,062            122,902
          Depreciation and Amortization                                             514,324            447,720
          Other Taxes                                                               152,871            168,305
                                                                              ---------------------------------
                    Total Operating Expenses                                     16,775,324         13,457,491
                                                                              ---------------------------------

        Operating Income (Loss)                                                     116,133           (880,993)
        Other Income - Net                                                          149,205            198,138
                                                                              ---------------------------------

        Income (Loss) Before Interest Charges
          and Income Tax Benefit                                                    265,338           (682,855)
                                                                              ---------------------------------

        Interest Charges:
          Long-Term Debt                                                            307,199            298,849
          Other                                                                     216,170             50,038
                                                                              ---------------------------------

                Total Interest Charges                                              523,369            348,887
                                                                              ---------------------------------

        Loss Before Income Tax Benefit                                             (258,031)        (1,031,742)
        Provision for Income Tax Benefit                                            (85,613)          (365,915)
                                                                              ---------------------------------

        Net Loss                                                                  ($172,418)         ($665,827)
                                                                              =================================

        Basic and Diluted Loss Per Common Share                                      ($0.07)            ($0.27)
                                                                              =================================

        Dividends Per Common Share                                                  $0.1250            $0.1200

        Basic Weighted Average Common Shares                                      2,476,130          2,434,474

        Diluted Weighted Average Common Shares                                    2,476,130          2,434,474

        The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                Three Months Ended
                                                                                                   September 30
                                                                                             2000                1999
                                                                                          (Unaudited)         (Unaudited)
                                                                                       ----------------------------------
        Operating Activities:
               Net Loss                                                                     ($172,418)        ($665,827)


             Adjustment to Reconcile Net Loss to Cash Flows:
               Depreciation and Amortization                                                  593,466           516,645
               Gain on Sale of Property, Plant & Equipment                                         --            (1,889)
               Deferred Gain on Sale of Assets                                                 (5,907)           (5,907)
               Investment Tax Credit - Net                                                     (5,266)           (5,266)
               Deferred Income Taxes - Net                                                    474,802           228,885
               Change in Operating Assets and Liabilities
                 Accounts Receivable                                                         (178,553)         (863,535)
                 Gas Inventory                                                             (2,191,951)       (1,058,377)
                 Accounts Payable                                                          (1,263,507)        1,003,376
                 Recoverable Cost of Gas Purchases                                         (1,137,310)         (171,587)
                 Prepaids                                                                    (270,276)         (412,039)
                 Other Assets and Liabilities                                                (591,441)         (923,982)
                                                                                          ------------------------------

                Net Cash Used In Operating Activities                                      (4,748,361)       (2,359,503)

        Investing Activities:
               Construction Expenditures                                                   (1,252,092)       (1,564,036)
               Proceeds from Sale of Property, Plant & Equipment                                   --             4,150
               Collection of Long-Term Notes Receivable                                         7,365             8,738
               Customer Advances for Construction                                             (26,400)               --
               Proceeds from Contributions in Aid of Constructions                             25,507               114
                                                                                          ------------------------------

                   Net Cash Used In Investing Activities                                   (1,245,620)       (1,551,034)

        Financing Activities:
               Repayment of Long-Term Debt                                                    (75,000)         (255,000)
               Proceeds from Notes Payable                                                 23,500,000        10,058,748
               Repayment of Short-Term Borrowings                                         (17,770,000)       (5,305,766)
               Dividends on Common Stock                                                     (264,387)         (250,861)
                                                                                          ------------------------------

                 Net Cash Provided by Financing Activities                                  5,390,613         4,247,121
                                                                                          ------------------------------

                 Net Increase (Decrease) in Cash and Cash Equivalents                        (603,368)          336,584

                     Cash and Cash Equivalents at Beginning of Year                           112,174           225,970
                                                                                          ------------------------------

                     Cash and Cash Equivalents at End of Period                             ($491,194)         $562,554
                                                                                          ==============================

        The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2000


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the three month period ended September 30, 1999 to conform to the presentation of the three month period ended September 30, 2000. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 2000.


Note 2 - Risk Management


New Accounting Standard

The Company was required to adopt the accounting provisions of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") beginning July 2000. The new accounting rules require that the fair value of derivative and hedging instruments be measured and recorded as either assets or liabilities on the balance sheet with a regular, periodic mark-to-market adjustment.

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

In May 1999, the Company signed a basis swap agreement between the NYMEX and AECO price indexes. The contract period for the 4,000 MMBtu per day began June 1, 1999 and ended October 31, 1999. The swap compared the index price of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.38 per MMBtu. The Company designated this swap as a trading commodity derivative. The Company settled the June 1999 portion of the swap at a gain of $13,000 and settled the remaining portion at $.36 basis differential, for an additional gain of $7,500.

The Company entered into two swap agreements with a market maker which requires the market maker to pay a fixed price to the Company and for the Company to pay the AECO index price for the contracted for volumes. The Company entered into two reciprocal agreements with a counter party whereby the counter party pays the AECO index price to the Company and the Company pays the AECO fixed price to the counter party. The first agreement is from June 1, 1999 to October 31, 1999 at a fixed price of $1.925 for 2,500 MMBTU per day. The second agreement is from November 1, 1999 to October 31, 2001 for 1,200 MMBTU per day at a fixed price of $2.06. The AECO index price at September 30, 2000 was $3.63. These reciprocal agreements have offsetting terms, resulting in no gain or loss. In the event the counter-party fails to perform under its obligation, and the AECO index price exceeds the fixed prices of these swaps, the Company would be liable to the market maker. The Company's contingent liability based on the current AECO index price is $748,000.

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

In June 2000 the Company entered into a basis swap agreement between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBtu per day begins November 1, 2000 and ends October 31, 2003. The swap compares the index price of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange index. The original basis differential is at $.27 per MMBtu. At June 30, 2000 the basis differential was $.272 which resulted in a mark-to-market gain of $8,000. The swap was settled in July at a basis differential of $.30 resulting in a total gain on the transaction of $164,000 of which $156,000 was recorded in the first quarter of fiscal year 2001 in other income. The Company designated this swap as a trading commodity derivative.

In June 2000 the Company entered into a fixed for floating swap agreement which requires the Company to pay a fixed price of $4.09 per MMBtu in return for gas quoted on the AECO gas exchange. The contract period for the 10,000 MMBtu per day begins November 1, 2000 and ends March 31, 2001. At June 30, 2000 the winter block AECO index was $4.11, which resulted in a mark-to-market gain of $30,000. The agreement was settled during the first quarter of fiscal year 2001 when the Company sold 1,000 MMBtu per day when the winter block AECO index was $3.61. This resulted in a transaction loss of $72,000. The Company then sold the remaining 9,000 MMBtu per day when the winter block AECO index was $4.10. This resulted in a transaction gain of $14,000 for a total loss on this agreement of $58,000. The Company recorded a loss of $88,000 in other income during the first quarter of fiscal year 2001. The Company designated this swap as a trading commodity derivative.

Note 3 - Income Taxes

Income tax benefit from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:




Tax benefit at statutory rates - 34%...........................     ($95,700)
State income tax benefit, net of federal income taxes..........       (5,121)
Amortization of deferred investment tax credits................       (5,266)
Other..........................................................       20,474
                                                                   ----------
Total income taxes (benefits)..................................     ($85,613)
                                                                   ==========


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

At September 30, 2000, the costs incurred in evaluating this site and making remediation have totaled approximately $1,800,000. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 2000 that recovery mechanism had generated approximately $916,000. The Company expects to recover the full amount expended through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ for its water remediation.

Legal Proceedings

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part II-Other information, Item 1, the adverse outcome of which individually or in the aggregate, in the Company's view, would not have a material effect on the Company's results of operations, financial position or liquidity.

Note 5 - Operating Revenues and Expenses

Regulated natural gas operations, regulated and non-regulated propane operations, and energy marketing and wholesale operating revenues and expenses were as follows:


                                                           Three Months Ended
                                                              September 30
                                                       2000                  1999
                                                       ----                  ----

Operating Revenues:
Natural Gas Operations                               $ 3,391,807            $ 3,434,308
Propane Operations                                       952,071                770,396
Energy Marketing and Wholesale                        12,547,579              8,371,794

                                                    -------------        ---------------
                                                     $16,891,457            $12,576,498
                                                    =============        ===============
Gas and Power Purchases:
Natural Gas Operations                               $ 1,900,261            $ 1,903,732
Propane Operations                                       582,183                415,646
Energy Marketing and Wholesale                        11,408,238              8,250,363

                                                    -------------        ---------------
                                                     $13,890,682            $10,569,741
                                                    =============        ===============
Distribution, General and Administrative:
Natural Gas Operations                               $ 1,332,895            $ 1,393,797
Propane Operations                                       465,385                507,700
Energy Marketing and Wholesale                           321,105                247,326

                                                    -------------        ---------------
                                                     $ 2,119,385            $ 2,148,823
                                                    =============        ===============
Maintenance:
Natural Gas Operations                                   $83,750            $    86,313
Propane Operations                                         9,244                 25,636
Energy Marketing and Wholesale                             5,068                 10,953

                                                    -------------        ---------------
                                                     $    98,062            $   122,902
                                                    =============        ===============
Depreciation and Amortization:
Natural Gas Operations                               $   324,382            $   309,878
Propane Operations                                       168,231                122,529
Energy Marketing and Wholesale                            21,711                 15,313

                                                    -------------        ---------------
                                                     $   514,324            $   447,720
                                                    =============        ===============
Taxes Other than Income:
Natural Gas Operations                               $   100,753            $   112,964
Propane Operations                                        36,266                 37,768
Energy Marketing and Wholesale                            15,852                 17,573

                                                    -------------        ---------------
                                                     $   152,871            $   168,305
                                                    =============        ===============
Income Tax Expense (Benefits):
Natural Gas Operations                               $  (221,345)           $  (203,454)
Propane Operations                                      (147,658)              (135,618)
Energy Marketing and Wholesale                           283,390                (26,843)

                                                    -------------        ---------------
                                                     $   (85,613)           $  (365,915)
                                                    =============        ===============

                                        7

                                    FORM 10-Q
                            ENERGY WEST INCORPORATED

Item 2 - Management's Discussion and Analysis of Interim Financial Statements

The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated. On July 1, 2000, the Company underwent a change in its reporting and management structure. Previously, operations were organized and managed according to geographic location and the regulated or non-regulated nature of the business. After
July 1, operations were organized according to similarities in the business--regulated natural gas operations, regulated and non-regulated propane operations, marketing and wholesale operations, and other non-regulated activities.

The Company's natural gas operations involve the distribution of regulated natural gas to the public in the Great Falls and West Yellowstone, Montana and the Cody, Wyoming areas.

The Company's propane operations, operated by its wholly owned subsidiary Energy West Propane, Inc. (EWP), include the distribution of regulated propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas as well as non-utility retail propane operations in Wyoming, Montana and Arizona.

The Company's wholly owned subsidiary, Energy West Resources, Inc. (EWR) conducts certain marketing and trading activities as well as wholesale distribution activities involving the sale of natural gas, electricity and propane in Montana, Wyoming, Arizona, Colorado, South Dakota, North Dakota and Nebraska.

The Company's wholly owned subsidiary, Energy West Development, Inc. (EWD) owns real estate in Great Falls, Montana, along with certain other investments.

Liquidity and Capital Resources

The Company's operating capital needs, as well as dividend payments and capital expenditures are generally funded through cash flow from operating activities, short-term borrowing and liquidation of temporary cash investments. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term funds. As the short-term debt balance significantly exceeds working capital requirements, the Company has issued long-term debt or equity securities to pay down short-term debt.

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

At September 30, 2000, the Company had $22,000,000 in bank lines of credit, of which $10,585,000 had been borrowed under the credit agreement. The Company had outstanding letters of credit totaling $5,012,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in a total remaining borrowing capacity of $6,400,000.

The Company used net cash in operating activities for the three months ended September 30, 2000 in the amount of approximately $4,748,000 as compared to approximately $2,360,000 for the three months ended September 30, 1999. This increase in cash used in operating activities of $2,388,000 was primarily due to a lower net loss of approximately $494,000 compared to fiscal year 2000 as well as higher working capital requirements. Approximately $1,134,000 of the increased working capital requirement was due to higher gas inventory related to natural gas and propane purchases for sale during the heating season, and $966,000 related to the under-recovered position of the Company's regulated operations.

Cash used in investing activities was approximately $1,246,000 for the three months ended September 30, 2000, as compared to approximately $1,551,000 for the three months ended September 30 1999. This increase of $305,000 was primarily due to expenditures incurred in the prior year for system expansion in utility operations, a new billing system, and propane storage tanks.

Cash provided by financing activities was approximately $5,391,000 for the three months ended September 30, 2000, as compared to approximately $4,247,000 for the three months ended September 30, 1999. The increase in cash provided by financing activities of $1,144,000 is primarily due to an increase in net short-term borrowing of approximately $977,000.

Capital expenditures of the Company are primarily for expansion and improvement of its regulated utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $4,600,000 in fiscal 2000 and approximately $3,700,000 for fiscal 1999. During fiscal 2000, approximately $2,630,000 was expended for system expansion, construction and maintenance of the natural gas operations. Approximately $1,500,000 was expended for the propane operations including customer tanks and equipment. The Company's wholesale and marketing operations expended approximately $590,000. Included in these expenditures was approximately $700,000 for the development and implementation of a new billing system. Capital expenditures are expected to be nearly $3,400,000 in fiscal 2001. This includes approximately $1,500,000 for continued system expansion, construction and maintenance for the natural gas operations, $1,500,000 for the propane operations, and $400,000 for wholesale and marketing operations. As of September 30, 2000, approximately $1,400,000 of that amount had been expended.

Results of Consolidated Operations

Comparison of First Quarter of Fiscal 2001 Ended September 30, 2000 and Fiscal 2000 Ended September 30, 1999


The Company's net loss for the first quarter ended September 30, 2000 was $172,000 compared to $666,000 for the quarter ended September 30, 1999.

Margins increased from approximately $2,007,000 in fiscal 1999 to $3,000,000 in fiscal 2000 or $993,000 primarily due to increased margin from the marketing and wholesale operations related to customer growth and conditions present in the marketplace. Distribution, general and administrative expenses decreased from approximately $2,149,000 in fiscal 1999 to $2,119,000 in fiscal 2000. This decrease was primarily due to the timing of certain expenses.

Natural Gas Operations

Natural gas operating revenues in the first three months of fiscal 2001 were approximately $3,392,000 compared to approximately $3,434,000 for the first three months of fiscal 2000. The operating loss decreased approximately 6% or $22,000 from fiscal 2000 and was approximately $350,000 the first three months of fiscal 2001 compared to approximately $372,000 for the first three months of fiscal 2000. Gross margin, which is defined as operating revenues less gas purchased, was approximately $1,491,000 for the first three months of fiscal 2001 compared to a gross margin of approximately $1,530,000 for the first three months of fiscal 2000, primarily due to slightly warmer than normal weather during fiscal 2001. The decrease in gross margin was more than offset by lower operating expenses in fiscal 2001 of approximately $61,000.

Operating Expenses -

Natural gas operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $1,842,000 for the first three months of fiscal 2001 as compared to $1,903,000 for the same period in fiscal 2000. The 3% decrease in the period was generally due to the timing of certain expenses, and is not expected to continue throughout the year.

Interest Charges -

Interest charges allocable to the Company's natural gas operations were approximately $319,000 for the first quarter of fiscal 2001, as compared to $255,000 in the comparable period in fiscal 2000. Long-term debt interest decreased due to lower long-term debt resulting from debt payments. Short-term debt interest increased approximately $94,000 primarily due to greater short-term borrowing for the first quarter of fiscal 2001. This increase in borrowing was related to higher unrecovered gas costs in the natural gas operations.

Income Taxes -

State and federal income tax benefits of the Company's utility divisions were approximately $221,000 for the first quarter of fiscal 2001 as compared to approximately $203,000 in fiscal 2000. This was due to a higher pre-tax loss from natural gas operations.

Propane Operations -

Propane revenues in the first three months of fiscal 2001 were approximately $952,000 compared to approximately $770,000 for the first three months of fiscal 2000. Operating loss decreased approximately $30,000 from fiscal 2000 and was $309,000 for the first three months of fiscal 2001 compared to approximately $338,000 for the first three months of fiscal 2000. This decrease in operating loss was due to a decrease in operating expenses of approximately $15,000 and an increase in gross margin of approximately $15,000. The increase in gross margin was from higher gallons sold and higher margin, per gallon, generated by the Company's regulated and non-regulated propane operations. Gross margin was approximately $370,000 for the first three months of fiscal 2001 compared to gross margin of approximately $355,000 for the first three months of fiscal 2000.

Operating Expenses -

Propane operating expenses, excluding the cost of propane purchased and federal and state income taxes, were approximately $679,000 for the first three months of fiscal 2001 as compared to $694,000 for the same period in fiscal 2000. The decrease in the period was generally due to the timing of certain expenses, and is not expected to continue throughout the year.

Interest Charges -

Interest charges allocable to the Company's propane operations were approximately $117,000 for the first quarter of fiscal 2001, as compared to $61,000 in the comparable period in fiscal 2000. Long-term debt interest decreased due to lower long-term debt resulting from debt payments. Short-term debt interest increased primarily due to greater short-term borrowing for the first quarter of fiscal 2001.

Income Taxes -

State and federal income tax benefits of the Company's propane operations were approximately $148,000 for the first quarter of fiscal 2001 as compared to approximately $136,000 for the first quarter of fiscal 2000, due to a higher pre-tax loss from the propane operations.


Energy Marketing and Wholesale Operations -

Revenues from energy marketing in the first three months of fiscal 2001 were approximately $12,548,000 compared to approximately $8,372,000 for the first three months of fiscal 2000. The increase in revenues for the quarter resulted from continued customer growth in the electric market in Montana. The main reason for this increase in electric revenue, is that open access for electric sales began in January 1, 1999, and while the Company began to sell electricity to large industrial customers at this time, it did not add any residential and small commercial customers until the end of the first quarter of fiscal year 2000. The Company's energy marketing operations experienced operating income during the first quarter of fiscal year 2001 of $776,000 compared to an operating loss of $170,000 in fiscal year 2000. This increase in operating income of approximately $946,000 was due to higher gross margins of $1,018,000 partially offset by higher operating expenses of approximately $72,000. The overall increase in gross margin resulted from additional growth in the commercial energy market and more competitive supply contracts.

Operating Expenses -

Operating expenses for energy marketing, excluding the cost of gas and electricity purchased and federal and state income taxes, were approximately $363,000 for the first three months of fiscal 2001 as compared to $291,000 for the same period in fiscal 2000. The increase in the period was mainly due to inflation and additional staff for expanded marketing activities.

Other Income -

Other income decreased by $30,000 from $114,000 for the first quarter of fiscal 2000 compared to $84,000 for the first quarter of fiscal 2001. The other income for the first quarter of both fiscal years is mainly because of mark-to-market gains from derivative activity.

Income Taxes -

State and federal income tax expense of the Company's energy marketing and wholesale operations were approximately $283,000 for the first quarter of fiscal 2001 as compared to a tax benefit of approximately $27,000 in fiscal 2000, due to higher pre-tax income from the energy marketing operations.

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

The Company protects itself against price fluctuations on natural gas by limiting the aggregate level of net open positions exposed to market price changes through the use of natural gas derivative instruments for hedging purposes. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. Financial instruments generally are not held for speculative trading purposes. The quantitative information related to derivative transactions is contained in note three to the condensed consolidated financial statements.

Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties of their contractual obligations under the various instruments with the Company. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changing market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. The Company seeks to mitigate credit risk by evaluating the financial strength of potential counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time. To date, the Company has experienced no such defaults.

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

                                    FORM 10-Q
                     Part II - Other Information (continued)

Item 1.  Legal Proceedings (Continued)

In the fall of 1999, the Company was served with a class action lawsuit. The named plaintiff in the matter is Quinque Operating Company. This case is a companion case to the above referenced matter. The distinction between the two is that the complaint in this action applies to the measurement of gas on wells located on private land. The defendants are substantially the same as in the Grynberg case. The case was brought in Kansas State Court, but a motion to remove this case to the same Federal Court hearing the Grynberg matter was granted. The Company believes that its liability in this matter is not likely to be material, since it is only aware of one well on which the Company ever performed gas measurement responsibilities. The Company also has jurisdictional defenses not available to it in the Grynberg litigation. The Company is participating in its defense in collaboration with the other defendants. The costs of defending this matter are impossible to approximate at this time.

On October 23, 2000, the Company received a demand letter from Torch Energy claiming under payments on a gas supply contract in the amount of $200,000 as of October 1, 2000 and estimated to continue at an estimated rate of $30,000 per month until the end of the contract on December 31, 2001. The Company has evaluated the claim and does not believe that it owes this money. The Company believes that the terms that lead to the demand amount are calculated under an agreement that has expired and has been replaced by a contract under which the Company continues to pay according to the terms of that new agreement. The Company intends to respond to Torch Energy to this effect.

Item 2. Changes in Securities  - Not Applicable

Item 3. Defaults upon Senior Securities - Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders -  Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        A.  Exhibits

               10.1 Energy West Incorporated Rentention Bonus Plan dated September 14, 2000.

               10.2 Memorandum of Agreement dated as of September 14, 2000 between Energy West Incorporated and Larry D. Geske.

               10.3 Memorandum of Agreement dated as of September 14, 2000 between Energy West Incorporated and Edward J. Bernica.

               10.4 Memorandum of Agreement dated as of September 14, 2000 between Energy West Incorporated and Tim A. Good.

               27     Financial Data Schedule.

        B. No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

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



Dated November 14, 2000