Form 10-Q
period 2000-12-31
ENERGY WEST INC
filed 2001-02-14
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                   Quarterly Report under section 13 or 15(d)

                     of the Securities Exchange Act of 1934

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

                For the quarterly period ended December 31, 2000
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number 0-14183

ENERGY WEST INCORPORATED
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Montana                                     81-0141785
-----------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


1 First Avenue South, Great Falls, Mt.   59401
-------------------------------------------------
(Address of principal executive        (Zip Code)
 offices)

Registrant's telephone number, including area code  (406)-791-7500

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

Class Outstanding at February 13, 2001
--------------------------------------
(Common stock, $.15 par value) 2,503,613
--------------------------------------------------------------------------------

                            ENERGY WEST INCORPORATED

                               INDEX TO FORM 10-Q

                                                                                          PAGE NO.
                                                                                          --------
PART I - FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2000 and June 30, 2000                                           1

                  Condensed Consolidated Statements of Income -
                  three months and six months ended December 31, 2000 and 1999                  2

                  Condensed Consolidated Statements of cash flows -
                  six months ended December 31, 2000 and 1999                                   3

                  Notes to Condensed Consolidated Financial Statements                        4-6

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              7-14

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   15

PART II   OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                                            16

         ITEM 2 - CHANGES IN SECURITIES                                                        17

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                              17

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          17

         ITEM 5 - OTHER INFORMATION                                                            17

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                             17

         SIGNATURES

I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       ASSETS

                                                                  December 31         December 31        June 30
                                                                     2000                 1999              2000
                                                                  (Unaudited)         (Unaudited)
                                                              ----------------------------------------------------
    Current Assets:
      Cash and Cash Equivalents                                      $214,352            $226,850        $112,174
      Accounts Receivable (net)                                    18,458,106          10,552,041       7,729,841
      Natural Gas and Propane Inventory                             3,479,971           4,023,018       1,913,701
      Materials and Supplies                                          478,505             405,116         586,130
      Prepayments and other                                           513,423             427,404         360,828
      Refundable Income Tax Payments                                  778,206             865,214         871,155
      Recoverable Cost of Gas Purchases                             6,754,684           3,710,913       4,713,395
                                                              ----------------------------------------------------
               Total Current Assets                                30,677,247          20,210,556      16,287,224
                                                              ----------------------------------------------------


    Notes Receivable Due After One Year                               148,769             174,105         162,385
    Property, Plant and Equipment-Net                              32,669,205          31,343,798      31,804,133
    Deferred Charges                                                3,131,628           3,334,660       3,293,188
                                                              ----------------------------------------------------
    Total Assets                                                  $66,626,849         $55,063,119     $51,546,930
                                                              ====================================================

                                                                        CAPITALIZATION AND LIABILITIES


    Current Liabilities:
      Note payable to bank                                        $12,441,429         $10,837,982      $4,855,000
      Long-term debt due within one year                              354,000             250,723         445,000
      Accounts Payable - Gas and Electric Purchases                 9,609,487           3,681,040       5,769,485
      Other Current and Accrued Liabilities                         6,991,942           3,440,017       3,771,294
                                                              ----------------------------------------------------
               Total Current Liabilities                           29,396,858          18,209,762      14,840,779
                                                              ----------------------------------------------------
    Deferred Credits                                                6,505,050           6,819,705       6,349,525
      Long-term obligations                                        16,395,000          16,765,000      16,395,000


      Stockholders' Equity
        Common Stock (2,498,122 shares and
        2,475,435 shares were outstanding at December
        31, 2000 and June 30, 2000 respectively)                      375,548             368,572         371,321
        Capital in Excess of Par Value                              4,111,803           3,760,816       3,906,401
        Retained Earnings                                           9,842,590           9,139,264       9,683,904
                                                              ----------------------------------------------------
         Total Stockholder's Equity                                14,329,941          13,268,652      13,961,626
                                                              ----------------------------------------------------
    Total Capitalization and Liabilities                          $66,626,849         $55,063,119     $51,546,930
                                                              ====================================================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                              Three Months Ended
                                                                                  December 31                      Six Months Ended
                                                              --------------------------------------------------      December 31
                                                                   2000              1999              2000              1999
                                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                              -------------------------------------------------------------------
    Operating revenue:
      Natural Gas Operations                                      $12,853,382          $7,173,894     $16,245,189     $10,608,202
      Propane operations                                            3,132,138           1,833,438       4,084,209       2,603,834
     Gas, Electric and Propane Trading                             19,777,806          13,356,679      32,325,385      21,728,473
                                                              -------------------------------------------------------------------
    Total Revenue                                                  35,763,326          22,364,011      52,654,783      34,940,509
                                                              -------------------------------------------------------------------
    Operating Expenses

      Gas & Propane Purchased                                      11,874,709           5,627,217      14,357,153       7,946,595
      Cost of Gas, Electric & Propane Trading                      17,720,846          12,805,868      29,129,084      21,056,231
      Distribution, general and administrative                      2,973,498           2,035,040       5,092,883       4,183,863
      Maintenance                                                      92,871              78,355         190,933         201,257
      Depreciation and amortization                                   513,909             451,086       1,028,233         898,806
      Other Taxes                                                     159,992             165,672         312,863         333,977
                                                              -------------------------------------------------------------------
               Total Operating Expenses                            33,335,825          21,163,238      50,111,149      34,620,729
                                                              -------------------------------------------------------------------
    Operating Income                                                2,427,501           1,200,773       2,543,634         319,780
    Other Income (Loss) - Net                                        (342,458)             54,353        (193,253)        252,491
                                                              -------------------------------------------------------------------
     Income Before Interest Charges & Income Taxes                  2,085,043           1,255,126       2,350,381         572,271
                                                              -------------------------------------------------------------------
    Interest Charges:
      Long-Term Debt                                                  306,168             324,502         613,367         623,351
      Other                                                           288,218             142,216         504,388         192,254
                                                              -------------------------------------------------------------------
            Total Interest Charges                                    594,386             466,718       1,117,755         815,605
                                                              -------------------------------------------------------------------
    Net Income (Loss) Before Income Taxes                           1,490,657             788,408       1,232,626        (243,334)
    Income Taxes (Benefits)                                           551,987             288,743         466,374         (77,172)
                                                              -------------------------------------------------------------------
    Net Income (Loss)                                                $938,670            $499,665        $766,252       ($166,162)
                                                              ===================================================================

    Basic Earnings and diluted income (loss) per common share           $0.38               $0.20           $0.31          ($0.07)
                                                              -------------------------------------------------------------------
    Dividends per common share                                        $0.1250             $0.1200         $0.2500         $0.2400
                                                              -------------------------------------------------------------------
    Basic Weighted Average Shares                                   2,486,139           2,442,516       2,486,139       2,442,516
    Diluted Weighted Average Shares                                 2,491,674           2,442,516       2,491,674       2,442,516


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                         December 31
                                                                              ------------------------------
                                                                                     2000           1999
                                                                                  (Unaudited)    (Unaudited)
                                                                              ------------------------------
    Operating Activities:
             Net Income (Loss)                                                  $     766,252      ($166,162)

         Adjustments to Reconcile Net Income to Cash Flow
           Depreciation and Amortization                                           1,226,247       1,027,340
           (Gain) Loss on Sale of Property, Plant & Equipment                              0          (5,901)
           Deferred Gain on Sale of Assets                                           (11,814)        (11,814)
           Investment Tax Credit                                                     (10,532)        (10,531)
           Deferred Income Taxes                                                     859,864         507,445
           Changes in Operating Assets and Liabilities                            (7,870,913)     (8,918,471)
                                                                              ------------------------------
              Net Cash Used In Operating Activities                               (5,040,896)     (7,578,094)

    Investing Activities:
           Construction Expenditures                                              (1,856,014)     (2,824,611)
           Collection of Long-Term Notes Receivable                                   13,616          14,341
           Proceeds from Contributions in Aid of Construction                         25,030          48,473
           Proceeds from Sale of Property, Plant & Equipment                               0           8,650
           Customer Advances for Construction                                        (26,400)              0
                                                                              ------------------------------
             Net Cash Used In Investing Activities                                (1,843,768)     (2,753,147)

    Financing Activities:
           Proceeds from Notes Payable                                            46,509,505      25,328,748
           Repayment of Long-Term Debt                                               (91,000)       (255,000)
           Sale of Common Stock                                                       20,700               0
           Repayment of Notes Payable                                            (38,923,076)    (14,490,766)
           Dividends paid                                                           (529,287)       (250,861)
                                                                              ------------------------------
              Net Cash Provided by Financing Activities                            6,986,842      10,332,121
                                                                              ------------------------------
              Net Increase in Cash and Cash Equivalents                              102,178             880

                Cash and Cash Equivalents at Beginning of Year                       112,174         225,970
                                                                              ------------------------------
                Cash and Cash Equivalents at End of Period                      $    214,352    $    226,850
                                                                              ==============================


    The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 2000.

NOTE 2 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS as of July 1, 2000 was not material to the Company's financial statements.

The Company is exposed to market risk as the energy commodities purchased and sold by the Company are subject to price volatility caused by weather, supply conditions and other unpredictable factors. The principal commodity hedged by the Company is natural gas. The Company uses exchange traded futures and options contracts to manage the volatility related to firm commitments to purchase and sell. These market instruments are designated as fair value hedges. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value of the underlying exposures being hedged.

The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Condensed Consolidated Balance Sheets at fair value in other assets and other liabilities. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value of cash flows of the hedged item. The assessment of effectiveness for option contracts is based on changes in the intrinsic value of the option due to changes in the spot exchange rate. Changes in the time value of option contracts are reported currently in earnings. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

In November 2000 the Company entered into a zero cost collar for 5,000 MMBtu's per day beginning December 1, 2000 and ending March 31, 2001. The collar has a call strike price of $5.20 on the AECO "C" monthly index and a put strike price of $4.40 on the same index. This collar was entered into in order to hedge a pool of fixed gas sales equaling 5,000 MMBtu's per day with each contract in the pool expiring on March 31, 2001. The Company has treated this hedge as a fair value hedge, and believes it is effective because gains experienced by the collar will offset losses incurred by the pool of contracts. At December 31, 2000, the net effect to the Company as a result of the hedge accounting treatment was a loss of $319,000. The Company recorded this loss in other income.

NOTE 3 -- INCOME TAXES

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense at statutory rates - 34%..............................$422,679
State tax expense, net of federal tax expense.....................  31,042
Amortization of deferred investment tax credits................... (10,531)
Other.............................................................  23,814
                                                                  ---------
Total income tax expense..........................................$466,374
                                                                  =========

NOTE 4 -- CONTINGENCIES

ENVIRONMENTAL CONTINGENCY

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products, which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality
(MDEQ) in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999 the Company received final approval from the MDEQ for its plan for remediation of soil contaminants. The Company is in the process of implementing that plan. The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants.

On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. At December 31, 2000 the costs incurred in evaluating this site and beginning remediation have totaled approximately $1,800,000, and the recovery mechanism had generated approximately $970,000. The Company expects to recover the full amount expended through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ for its water remediation.

LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. Neither the Company nor any of its subsidiaries is a party to any legal proceedings, other than as described in Part II --Other information, Item 1., the adverse outcome of which individually or in the aggregate, in the Company's view, would not have a material adverse effect on the Company's results of operations, financial position or liquidity.

NOTE 5 - OPERATING REVENUES AND EXPENSES,

Regulated natural gas operations, regulated and non-regulated propane operations, and energy marketing and wholesale operating revenues and expenses were as follows:

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        DECEMBER 31                         DECEMBER 31
                                            ----------------------------------    -------------------------------
                                                  2000                 1999           2000                 1999
                                            --------------        ------------    ------------         ----------
                                                       (IN THOUSANDS)                       (IN THOUSANDS)

Operating Revenues:
Natural Gas Operations                             $12,853              $7,174          $16,245           $10,608
Propane  Operations                                  3,132               1,833            4,084             2,604
Energy Marketing & Wholesale                        19,777              13,356           32,325            21,728
                                               -----------          ----------       ----------         ---------
                                                   $35,762             $22,363          $52,654           $34,940
                                               ===========          ==========       ==========         =========
Gas and Power Purchases:
Natural Gas Operations                              $9,782              $4,527          $11,682            $6,431
Propane Operations                                   2,093               1,100            2,675             1,516
Energy Marketing & Wholesale                        17,721              12,806           29,129            21,056
                                               -----------          ----------       ----------         ---------
                                                   $29,596             $18,433          $43,486           $29,003
                                               ===========          ==========       ==========         =========

Distribution, General and Administrative:
Natural Gas Operations                              $1,691              $1,316           $3,022            $2,710
Propane Operations                                     578                 409            1,043               916
Energy Marketing & Wholesale                           706                 309            1,027               558
                                               -----------          ----------       ----------         ---------
                                                    $2,975              $2,034           $5,092            $4,184
                                               ===========          ==========       ==========         =========

Maintenance:
Natural Gas Operations                                 $75                 $62             $159              $148
Propane Operations                                      14                   8               23                34
Energy Marketing & Wholesale                             4                   8                9                19
                                               -----------          ----------       ----------         ---------
                                                       $93                 $78             $191              $201
                                               ===========          ==========       ==========         =========

Depreciation and Amortization:
Natural Gas Operations                                $324                $315             $649              $624
Propane Operations                                     168                 123              336               245
Energy Marketing & Wholesale                            22                  14               43                29
                                               -----------          ----------       ----------         ---------
                                                      $514                $452           $1,028              $898
                                               ===========          ==========       ==========         =========

Taxes Other than Income:
Natural Gas Operations                                $117                $126             $218              $239
Propane Operations                                      32                  31               69                69
Energy Marketing & Wholesale                            10                   9               26                26
                                               -----------          ----------       ----------         ---------
                                                      $159                $166             $313              $334
                                               ===========          ==========       ==========         =========

Income Taxes (Benefits):
Natural Gas Operations                                $185                $186            ($35)             ($17)
Propane Operations                                      62                  48             (85)              (88)
Energy Marketing & Wholesale                           304                  54              587                28
                                               -----------          ----------       ----------         ---------
                                                      $551                $288             $467             ($77)
                                               ===========          ==========       ==========         =========

                                    FORM 10-Q

                            ENERGY WEST INCORPORATED

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated. On July 1, 2000, the Company underwent a change in its reporting and management structure. Previously, operations were organized and managed according to geographic location and the regulated or non-regulated nature of the business. After July 1, operations were organized according to similarities in the business-regulated natural gas operations, regulated and non-regulated propane operations, marketing and wholesale operations, and other non-regulated activities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating capital needs, as well as dividend payments and capital expenditures are generally funded through cash flow from operating activities, short-term borrowing and liquidation of temporary cash investments. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term funds. As the short-term debt balance significantly exceeds working capital requirements, the Company issues long-term debt or equity securities to pay down short-term debt.

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

At December 31, 2000, the Company had $22,000,000 in bank lines of credit, of which $12,441,429 had been borrowed under the credit agreement. The Company had outstanding letters of credit totaling $5,850,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in a reduction in borrowing capacity to $3,708,571.

The Company used net cash in operating activities for the six months ended December 31, 2000 in the amount of approximately $5,041,000 as compared to approximately $7,578,000 for the six months ended December 31, 1999. This decrease in cash used in operating activities of $2,537,000 was primarily due to higher net income of approximately $932,000 compared to the same period in fiscal 2000 as well as higher depreciation and amortization of approximately $199,000 and greater deferred income taxes of approximately $352,000 from fiscal 2000. Also contributing to the decrease in cash used was lower working capital requirements of approximately $1,047,000 mainly due to lower gas inventory in the natural gas and propane operations, and the under-recovered gas cost position of the Company's natural gas operations.

Cash used in investing activities was approximately $1,844,000 for the six months ended December 31, 2000, as compared to approximately $2,753,000 for the six months ended December 31, 1999. This increase of $909,000 was primarily due to expenditures incurred in the prior year for system expansion in utility operations, a new billing system, and propane storage tanks.

Cash provided by financing activities was approximately $6,987,000 for the six months ended December 31, 2000, as compared to approximately $10,332,000 for the six months ended December 31, 1999. This decrease in cash provided by financing activities of $3,345,000 is primarily due to a decrease in net short-term borrowing of approximately $3,251,000.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3,700,000 in fiscal 2000 and approximately $3,000,000 for fiscal 1999. Capital expenditures are expected to be nearly $3,400,000 in fiscal 2001. This includes approximately $1,500,000 for continued system expansion, construction and maintenance for the natural gas operations, $1,500,000 for the propane operations and $400,000 for wholesale and marketing operations. As of December 31, 2000, approximately $1,500,000 of that amount had been expended.

COMPARISON OF SECOND QUARTER AND SIX MONTHS OF FISCAL 2001 ENDED DECEMBER 31, 2000 AND FISCAL 2000 ENDED DECEMBER 31, 1999

QUARTERLY RESULTS FOR CONSOLIDATED OPERATIONS

The Company's net income for the second quarter of fiscal 2001, ended December 31, 2000 was approximately $939,000 compared to approximately $500,000 for the second quarter of fiscal 2000, ended December 31, 1999.

Margins increased from approximately $3,931,000 in fiscal 2000 to $6,168,000 in fiscal 2001 or $2,237,000, primarily due to increased margin from the marketing and wholesale operations because of customer growth and conditions present in the marketplace. Distribution, general and administrative expenses increased from approximately $2,035,000 in fiscal 2000 to $2,973,000 in fiscal 2001. This increase was primarily due to the timing of certain expenses, and higher incentives and commissions paid in fiscal 2001 resulting from increased earnings.


SIX MONTH RESULTS FOR CONSOLIDATED OPERATIONS

The Company's net income for the six months ended December 31, 2000 was approximately $766,000 compared to a net loss of approximately $166,000 for the six months ended December 31, 1999.

Margins increased from approximately $5,938,000 for the first six months of fiscal 2000 to $9,169,000 for the first six months of fiscal 2001 or $3,231,000. The increase in margins was due to higher propane margins of $321,000, due to more gallons and higher margin per gallon sold, and higher energy marketing and trading margins of approximately $2,910,000, due primarily to customer growth and higher volumes sold as a result of colder temperatures.

Distribution, general and administrative expenses increased from approximately $4,184,000 in fiscal 2000 to $5,093,000 in fiscal 2001. This increase was primarily due to timing of certain expenses, and increased incentives and commissions paid due to higher earnings.

Other income decreased by approximately $446,000 for the first six months of fiscal 2001 compared to fiscal 2000 primarily due to the new accounting rules on SFAS 133 requiring the Company to report fair value of derivative and hedging instruments. The Company records all the impact of SFAS 133 in other income.

OPERATING RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                                                             SECOND QUARTER                    SIX MONTHS
                                                           ENDED DECEMBER 31                ENDED DECEMBER 31
                                                     ----------------------------     ----------------------------
                                                         2001             2000             2001             2000
                                                     -----------       ----------     ------------      ----------
                                                             (IN THOUSANDS)                   (IN THOUSANDS)
Natural Gas revenues                                    $12,853            $7,174         $16,245          $10,608
Natural Gas purchased                                     9,782             4,527          11,682            6,431
                                                     ----------        ----------     -----------       ----------
Gross Margin                                              3,071             2,647           4,563            4,177
Operating expenses                                        2,207             1,819           4,048            3,721
                                                     ----------        ----------     -----------       ----------
Operating Income                                            864               828             515              456
Interest charges                                            336               327             655              583
Other utility (income) expense                                9                (9)            (29)             (59)

Income taxes (benefits)                                     185               186             (35)             (17)
                                                     ----------        ----------     -----------       ----------
Net natural gas income (loss)                              $334              $324            ($76)            ($51)
                                                     ==========        ==========     ===========       ==========

QUARTERLY RESULTS FOR NATURAL GAS OPERATIONS

Natural gas operating revenues in the second quarter of fiscal 2001 were approximately $12,853,000 compared to approximately $7,174,000 for the second quarter of fiscal 2000, due to higher volumes of natural gas sold because of colder weather than one year ago and higher rates, due to increases in natural gas costs in Montana and Wyoming. Gross margin, which is defined as operating revenues less gas purchased, was approximately $3,071,000 for the second quarter of fiscal 2001, compared to a gross margin of approximately $2,647,000 for the second quarter of fiscal 2000, due to colder weather experienced in fiscal 2001.

OPERATING EXPENSES -

Natural gas operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $2,207,000 for the second quarter of fiscal 2001 as compared to $1,819,000 for the same period in fiscal 2000. The 21% increase in the period was generally due to the timing of certain expenses, and increased incentives and commissions paid due to higher earnings.

INTEREST CHARGES -

Interest charges allocable to the Company's natural gas operations were approximately $336,000 for the second quarter of fiscal 2001, as compared to $327,000 in the comparable period in fiscal 2000. Long-term debt interest decreased due to lower long-term debt resulting from debt payments. Short-term debt interest increased approximately $55,000 primarily due to greater short-term borrowing for the second quarter of fiscal 2001. This increase in borrowing was related to higher unrecovered gas costs in the natural gas operations.

INCOME TAXES -

State and federal income taxes of the Company's natural gas operations were approximately $185,000 for both second quarters of fiscal 2001 and fiscal 2000.

SIX MONTH RESULTS FOR NATURAL GAS OPERATIONS

Natural gas operating revenues in the first six months of fiscal 2001 were approximately $16,245,000 compared to approximately $10,608,000 for the first six months of fiscal 2000. Operating income increased approximately 13% or $59,000 from fiscal 2000 and was approximately $515,000 the first six months of fiscal 2001 compared to approximately $456,000 for the first six months of fiscal 2000. Gross margin, which is defined as operating revenues less gas purchased, was approximately $4,563,000 for the first six months of fiscal 2001 compared to a gross margin of approximately $4,177,000 for the first six months of fiscal 2000, primarily due to colder weather during fiscal 2001. The increase in gross margin was partially offset by higher operating expenses in fiscal 2001 of approximately $327,000.

OPERATING EXPENSES -

Natural gas operating expenses, excluding the cost of gas purchased and federal and state income taxes, were approximately $4,048,000 for the first six months of fiscal 2001 as compared to $3,721,000 for the same period in fiscal 2000. The 9% increase in the period was due to the timing of certain expenses, and increased incentives and commissions paid as a result of higher earnings.

INTEREST CHARGES -

Interest charges allocable to the Company's natural gas operation were approximately $655,000 for the six months of fiscal 2001, as compared to $583,000 in the comparable period in fiscal 2000. Long-term debt interest decreased due to lower long-term debt resulting from debt payments. Short-term debt interest increased approximately $148,000 primarily due to greater short-term borrowing for the first six months of fiscal 2001. This increase in borrowing was related to higher unrecovered gas costs in the natural gas operations.

INCOME TAXES -

State and federal income tax benefits of the Company's natural gas divisions were approximately $35,000 for the first six months of fiscal 2001 as compared to approximately $17,000 in fiscal 2000. This was due to a higher pre-tax loss from natural gas operations.

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS


                                                              SECOND QUARTER                     SIX MONTHS
                                                             ENDED DECEMBER 31                ENDED DECEMBER 31
                                                       ----------------------------      --------------------------
                                                          2001                2000          2001             2000
                                                       -----------        ---------      ----------        --------
                                                               (IN THOUSANDS)                   (IN THOUSANDS)
ENERGY WEST PROPANE (EWP)
     Operating revenues                                    $3,132            $1,833         $4,084           $2,604
     Cost of propane                                        2,093             1,100          2,675            1,516
                                                       ----------         ---------      ---------         --------
     Gross Margin                                           1,039               733          1,409            1,088
     Operating expenses                                       792               571          1,471            1,264
                                                       ----------         ---------      ---------         --------
     Operating income (loss)                                  247               162            (62)            (176)
     Other (income) expense-net                               (34)              (37)           (60)             (71)
     Interest expense                                         131                94            248              156
     Income taxes (benefit)                                    62                48            (85)             (88)
                                                       ----------         ---------      ---------         --------
               Net propane income (loss)                      $88              $ 57          ($165)           ($173)
                                                       ==========         =========      =========         ========

QUARTERLY RESULTS FOR PROPANE OPERATIONS

Propane revenues in the second quarter of fiscal 2001 were approximately $3,132,000 compared to approximately$1,833,000 for the second quarter of fiscal 2000. Operating income increased approximately $85,000 from fiscal 2000 and was $247,000 for the second quarter of fiscal 2001 compared to approximately $162,000 for the second quarter of fiscal 2000. This increase in operating income was due to an increase in gross margin of approximately $306,000, partially offset by an increase in operating expenses of approximately $221,000. The increase in gross margin was from higher propane gallons sold and higher margins per gallon, generated by the Company's regulated and non-regulated propane operations. Gross margin was approximately $1,039,000 for the second quarter of fiscal 2001 compared to gross margin of approximately $733,000 for the second quarter of fiscal 2000.

OPERATING EXPENSES -

Propane operating expenses, excluding the cost of propane purchased and federal and state income taxes, were approximately $792,000 for the second quarter of fiscal 2001 as compared to $571,000 the same period in fiscal 2000. The increase in the period was generally due to the timing of certain expenses, and increased incentives and commissions paid as a result of increased earnings.

INTEREST CHARGES -

Interest charges allocable to the Company's propane operations were approximately $131,000 for the second quarter of fiscal 2001, as compared to $94,000 in the comparable period in fiscal 2000. Long-term debt interest decreased due to lower long-term debt resulting from debt payments. Short-term debt interest increased approximately $44,000 primarily due to greater short-term borrowing for the second quarter of fiscal 2001.

INCOME TAXES -

State and federal income taxes of the Company's propane operations were approximately $62,000 for the second quarter of fiscal 2001, as compared to approximately $48,000 for the second quarter of fiscal 2000, due to higher pre-tax income from the propane operations.

SIX MONTH RESULTS FOR PROPANE OPERATIONS

Propane revenues in the first six months of fiscal 2001 were approximately $4,084,000 compared to approximately $2,604,000 for the first six months of fiscal 2000. Operating loss decreased approximately $114,000 from fiscal 2000 and was $62,000 for the first six months of fiscal 2001 compared to approximately $176,000 for the first six months of fiscal 2000. This decrease in operating loss was due to an increase in gross margin of approximately $321,000. Gross margin was approximately $1,409,000 for the first six months of fiscal 2001 compared to gross margin of approximately $1,088,000 for the first six months of fiscal 2000. The increase in gross margin was from higher gallons sold and higher margin, per gallon, generated by the Company's regulated and non-regulated propane operations. The decrease in operating loss was partially offset by an increase in operating expenses of approximately $207,000.

OPERATING EXPENSES -

Propane operating expenses, excluding the cost of propane purchased and federal and state income taxes were approximately $1,471,000 for the first six months of fiscal 2001 as compared to $1,264,000 for the same period in fiscal 2000. The increase in the period was generally due to the timing of certain expenses, and increased incentives and commissions paid as a result of increased earnings.

INTEREST CHARGES -

Interest charges allocable to the Company's propane operations were approximately $248,000 for the first six months of fiscal 2001, as compared to $156,000 in the comparable period in fiscal 2000. Long-term debt interest decreased due to lower long-term debt resulting from debt payments. Short-term debt interest increased approximately $84,000 primarily due to greater short-term borrowing for the first six months of fiscal 2001.

INCOME TAXES -

State and federal income tax benefits of the Company's propane operations were approximately $85,000 for the first six months of fiscal 2001 as compared to approximately $88,000 for the first six months of fiscal 2000, due to a lower pre-tax loss from the propane operations.

OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING AND WHOLESALE OPERATIONS


                                                                SECOND QUARTER                       SIX MONTHS
                                                               ENDED DECEMBER 31                  ENDED DECEMBER 31
                                                          --------------------------          ------------------------
                                                             2001             2000                2001         2000
                                                          ----------       ---------          ------------  ----------
                                                                (IN THOUSANDS)                      (IN THOUSANDS)
ENERGY WEST RESOURCES (EWR)
     Gas, electric & propane trading                       $19,777           $13,356             $32,325      $21,728
     Cost of gas, electric & propane trading                17,721            12,806              29,129       21,056
                                                          ---------        ----------         -----------   ----------
     Gross Margin                                            2,056               550               3,196          672
     Operating expenses                                        742               340               1,105          632
                                                          ---------        ----------         -----------   ----------
     Operating income                                        1,314               210               2,091           40
     Other (income) expense-net                                299                (8)                284         (122)
     Interest expense                                          127                45                 214           77

    Income taxes                                               304                54                 587           28
                                                          ---------        ----------         -----------   ----------
               Net income                                    $ 584             $ 119             $ 1,006         $ 57
                                                          =========        ==========         ===========   ==========

QUARTERLY RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

Revenues from energy marketing and wholesale operations in the second quarter of fiscal 2001 were approximately$19,777,000 compared to approximately $13,356,000 for the second quarter of fiscal 2000. The increase in revenues for the quarter resulted from continued growth in market share. The Company's energy marketing and wholesale operations experienced operating income during the second quarter of fiscal year 2001 of $1,314,000 compared to $210,000 in fiscal 2000. This increase in operating income of approximately $1,104,000 was due to higher gross margins of $1,506,000 partially offset by higher operating expenses of approximately $402,000. The overall increase in gross margin resulted from additional growth in the commercial energy market and more competitive supply contracts.

OPERATING EXPENSES -

Operating expenses for energy marketing and wholesale operations, excluding the cost of gas and electricity purchased and federal and state income taxes, were approximately $742,000 for the second quarter of fiscal 2001 as compared to $340,000 for the same period in fiscal 2000. The increase in the period was mainly due to inflation and additional staff for expanded marketing activities.

OTHER INCOME -

Other income decreased by $307,000 from $8,000 for the second quarter of fiscal 2000 compared to an expense of $299,000 for the second quarter of fiscal 2001. The main reason for this decrease is due to the new requirements under SFAS 133, the adoption of which resulted in the Company recording a loss of approximately $319,000 at December 31, 2000.

INCOME TAXES -

State and federal income tax expense of the Company's energy marketing and wholesale operations were approximately $304,000 for the second quarter of fiscal 2001 as compared to approximately $54,000 in fiscal 2000, due to higher pre-tax income from the energy marketing and wholesale operations.

SIX MONTHS RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

Revenues from energy marketing and wholesale operations in the first six months of fiscal 2001 were approximately $32,325,000 compared to approximately $21,728,000 for the first six months of fiscal 2000. The increase in revenues for the six-month period resulted from growth in market share. The Company's energy marketing and wholesale operations experienced operating income during the first six months of fiscal year 2001 of $2,091,000 compared to $40,000 in fiscal year 2000. This increase in operating income of approximately $2,051,000 was due to higher gross margins of $2,524,000, partially offset by higher operating expenses of approximately $473,000. The overall increase in gross margin resulted from additional growth in the commercial energy market and more competitive supply contracts.

OPERATING EXPENSES -

Operating expenses for energy marketing and wholesale operations, excluding the cost of gas and electricity purchased and federal and state income taxes, were approximately $1,105,000 for the first six months of fiscal 2001 as compared to $632,000 for the same period in fiscal 2000. The increase in the period was mainly due to inflation and additional staff for expanded marketing activities.

OTHER INCOME -

Other income decreased by $406,000 from $122,000 for the first six months of fiscal 2000 compared to an expense of $284,000 for the first six months of fiscal 2001. Other income and expense for the first six months of both fiscal years is mainly because of mark-to-market gains from derivatives and in fiscal 2001, the new reporting requirements under SFAS 133.

INCOME TAXES -

State and federal income tax expense of the Company energy marketing and wholesale operations were approximately $587,000 for the first six months of fiscal 2001 as compared to approximately $28,000 in fiscal 2000, due to higher pre-tax income from the energy marketing and wholesale operations.

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

The Company has been notified by one of its gas suppliers, Torch Energy Finance Company (Torch), that Torch believes the Company is not complying with a natural gas supply contract. The Company believes that the contractual provision Torch Energy seeks to enforce is contained in an agreement that has been replaced with a subsequent agreement. With respect to that subsequent agreement, the Company believes Torch is in default. No litigation has been filed by either party at this point in time.

                                    FORM 10-Q

ITEM 2.  CHANGES IN SECURITIES  - NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5.  OTHER INFORMATION - NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.   NO EXHIBITS ARE BEING FILED FOR THE QUARTER ENDED DECEMBER 31,
              2000.

         B.   NO REPORTS ON FORM 8-K HAVE BEEN FILED DURING THE QUARTER ENDED DECEMBER 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Larry D. Geske
-------------------------------
Larry D. Geske, President and
Chief Executive Officer

Dated February 14, 2001

/s/  Edward J. Bernica
---------------------------------
Edward J. Bernica, Executive Vice-President,
Chief Operating Officer and Chief Financial Officer