Form 10-K/A
period 2000-06-30
ENERGY WEST INC
filed 2001-02-28
CIK 43350

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14183

                            ENERGY WEST INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MONTANA                                  81-0141785
    (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

     1 FIRST AVENUE SOUTH, GREAT FALLS, MONTANA            59401
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)           (ZIP CODE)

                                 (406) 791-7500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $0.15 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 2000: Common Stock, $.15 Par Value - $17,410,759. The number of shares outstanding of the issuer's classes of common stock as of September 20, 2000: Common Stock, $.15 Par Value - 2,476,105 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

    None.

                                EXPLANATORY NOTE

    Energy West Incorporated (the "Company") hereby amends Items 10, 11, 12 and 13 of Part III of its Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 28, 2000.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all executive officers and directors of the Company:

Name                            Age            Position
----                            ---            --------
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

Sheila M. Rice                  53             Vice-President  of  Marketing  and   Communications
                                               for   Energy   West,    Inc.   since   July   1998;
                                               Vice-President  and  Division  Manager of the EWM -
                                               Great Falls division since April 1993.

John C. Allen                   49             Vice-President   of  Human  Resources  and  General
                                               Counsel  and   Secretary   since  1992;   Corporate
                                               Counsel and Secretary since 1988.

Steven G. Powers                52             Assistant  Vice-President  and  Manager  of  Energy
                                               Marketing/Wholesale   Supply/Transportation   since
                                               July 1, 2000, Assistant  Vice-President and Manager
                                               of  Energy  West   Resources   since  August  1997.
                                               Prior to joining  Energy West , Mr. Powers held the
                                               position  of  vice   President  of  Marketing   and
                                               Trading at Plains Resources.

Douglas R. Mann                 53             Vice-President  and Manager of Energy West's Retail
                                               Propane   business   units   since  July  1,  2000,
                                               Vice-President of Energy West,  Incorporated  since
                                               February  1999,  Broken  Bow  Gas and  Energy  West
                                               Propane - Arizona divisions since 1995.

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

Larry D. Geske has been President and Chief Executive Officer of the Company since 1979.

Mr. Edward J. Bernica Has held the position of Executive Vice
President and Chief Operating Officer and Chief Financial Officer since March of 1999. He held the position of Vice President and Chief Financial Officer at the Company from 1994 until his appointment to his current position.

William J. Quast has been Vice-President, Treasurer, Controller and Assistant Secretary since 1988., Vice-President and Division Manager of the Montana Operations since 1998.

Tim A. Good has held the position of Vice-President for Natural Gas Operations Since July 1, 2000. Prior to that appointment Mr. Good held the position of Vice President and Division Manager of the Wyoming Division of Energy West Sheila M. Rice has held the position of Vice-President of Marketing and Communications since 1998. Prior to that appointment she held the position of Vice President and Division Manager for the Energy West Montana Division.

John C. Allen has held the position of General Counsel and Vice-President of Human Resources and Secretary l since 1992 and previously served the Company as Corporate Counsel and Corporate Secretary.

Steven G. Powers has held the position of Assistant Vice-President and Manager of Energy Marketing/Wholesale Supply/Transportation for Energy West Resources since August of 1997. Prior to joining Energy West Resources, Mr. Powers held the position of vice President of Marketing and Trading at Plains Resources]

Douglas R. Mann has held the position of Vice-President and Manager of Energy West Propane since July 1, 2000. Prior to that appointment he held the position of Vice President and Manager of the Arizona Division for Energy West.

George D. Ruff has been a Director of the Company since 1996. Mr. Ruff retired as Vice-President of Montana Operations for U.S. West, Inc. He held that position from June 1983 until his retirement in 1997. He is a director of Norwest Bank, the Montana Taxpayers Association and is a Director of the Montana Chamber Foundation Board.

Thomas N. McGowen, Jr. has been a Director of the Company since 1978. Mr. McGowen is a retired attorney and is past President and Chairman of the Board of Pabst Brewing Company. Mr. McGowen is also a Director of Federal Signal Corporation.

G. Montgomery Mitchell has been a Director of the Company since 1984. Mr. Mitchell was a Senior Vice-President and Director of Stone and Webster Management Consultants, Inc. from August 1980 until his retirement in 1993. Mr. Mitchell is a Director of Energy South, Inc.

Dean South has been a Director of the Company since 1996. Mr. South currently ranches north of Helena, Montana. Mr. South has been active in the management of propane distribution companies for most of his career David A. Flitner has been a Director of the Company since 1988. Mr. Flitner is owner of the Flitner Ranch and Hideout Adventures, Inc., a recreational enterprise.

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

Each director has been elected to serve a one year term or until such time as his successor is elected and qualified.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this proxy statement any failure to file on these dates. For the fiscal year ended June 30, 2000, Mr. Quast, Mr. Allen and Ms. Rice were all late in filing one Form 4 each.

ITEM 11.       EXECUTIVE COMPENSATION.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (the "Committee") reviews each salary adjustment for the Company's officers and recommends those adjustments to the full board. The Committee also provides recommendations to the full Board regarding contributions to the Company's Management Incentive Plan, the Company's Incentive Stock Option Plan, as well as the Employee Stock Ownership Plan (ESOP). It also provides recommendations regarding Director Compensation.

The Committee's objectives are as follows:

     1. The Committee seeks to attract and retain the necessary management talent to successfully lead the Company.

     2. The Committee believes it must provide a compensation package that is competitive in the marketplace with other comparable companies.

     3. The Committee encourages decision-making that enhances shareholder value. The Committee believes that this objective is met by linking executive pay to corporate performance.

The committee believes the various compensation plans it employs achieve the above stated objectives. The plans just referred to are summarized below.

Total Compensation for executive officers is determined by marketplace survey data, Company performance and individual performance. A control point and a salary range is established for each executive based on market information of companies in the gas utility industry. Each executive receives a base salary and annual incentive award which, when combined, place the executive within the salary range for the position. The amount of the incentive award varies based upon the Company's performance. Incentive awards have traditionally ranged from 12% to 50% of base salary. In 1999 the Compensation Committee approved a Long Term Incentive Plan that provided a total incentive pool of $600,000 for achievement of certain objectives measured by earnings per share and/or stock price.

Payments under the Plan would be made at the close of fiscal years 2000, 2001 and 2002 if the objectives of the Plan were achieved. No amounts have been paid out under this plan at the date of this writing since the objectives have not, as yet, been achieved. Compensation for the Chief Executive Officer is accomplished through a combination of annual incentive awards pursuant to the Company's Management Incentive Plan and a deferred cash incentive plan. The Management Incentive Plan provides for the payment of a cash bonus depending on two criteria, earnings per share relative to a predetermined target and achieving a predetermined Economic Value Added (EVA) goal. Incentives awarded under this plan increase as the Company's performance, as measured by these two criteria, improves. The deferred cash incentive plan (applicable only to the CEO) was approved by the Compensation committee effective July 1, 1995. The cash amount is calculated by a formula that is governed by the total return to the Company shareholder (dividends and stock price appreciation). It is designed to be equivalent to 3% of base compensation each year if the Company's growth in total return is commensurate with the total return growth of 7.93%, which was equivalent to the Standards and Poor's (S&P Utility) average growth over the five year period ending June 30, 1995.

The cash contributions calculated by that formula are deferred for three years from the year in which they are earned and paid out in that third year. If the CEO retires at or after age 65 he is entitled to the total cash balance existing in his deferral account at the time of his retirement. The plan, therefore, provides an incentive tied to increases in shareholder value. In September of 1999, the Company adopted a Change of Control Severance Plan that requires severance payments to employees whose employment is terminated as a result of a change of control. This plan covers executive officers as well as most other employees of the Company. The Plan requires payment of two weeks of base salary for every year of service with a minimum payment of three months and a maximum of one year of base salary for officers of the Company.

In September of 2000, the Board adopted a Retention Bonus Plan under which $1.5 million dollars was authorized by the Board of Directors for allocation by the CEO to key employees, including the executive officers who would be paid a cash incentive for continued employment if there is change of control of the Company.

The CEO is eligible to receive a bonus of $225,000 and the executive officers are eligible to receive bonuses ranging from $30,000 to $225,000 in the event of a change of control.

MEMBERS OF THE COMPENSATION COMMITTEE:

Thomas N. McGowen, Jr., Chairman; David A. Flitner, George D. Ruff

The table following sets forth the cash compensation of the Chief Executive Officer and the executive officers of the Company earning compensation in excess of $100,000 in the fiscal year.

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation            Long Term Compensation
                                         -------------------            ----------------------
                                                                     Securities                          All Other
Name and Principal Position   Year       Salary      Bonus       Underlying Options   LTIP Payouts      Compensation
---------------------------   ----       ------      -----       ------------------   ------------      ------------

Larry D. Geske
    President and Chief
    Executive Officer         2000         $117,122  $         0           10,000(1)       $13,475(3)       $16,854(2)
                              1999          114,967       9,518            10,000(1)        20,851(3)        18,774(2)
                              1998          109,970      40,596            10,000(1)         -               13,158(2)
Edward Bernica
    Chief Operating Officer
    and Chief Financial
    Officer                   2000          104,836           0             9,820(1)         -               14,825(2)
                              1999           97,760       8,092            14,820(1)         -               18,414(2)
                              1998           90,801      36,787            10,000(1)         -               12,798(2)
Tim Good
    Vice President of
    Natural Gas Division      2000           94,041      11,936             4,000(1)         -               13,807(2)
                              1999           92,057      10,520             4,000(1)         -               14,105(2)
                              1998           90,801      11,302             3,600(1)         -               14,163(2)

[FN]
(1) Consists of stock options held at the end of the fiscal year; all such options are limited in the amount that can be exercised in the period. Of the 10,000 shares attributed to Mr. Geske 8,000, 6,000 and 4,000 were exercisable for the respective fiscal years 2000, 1999, and 1998 respectively. For Mr. Bernica, the options exercisable at the end of each fiscal year were 9,964, 7,000, and 6,000 respectively. For Mr. Good, the options exercisable at the end of each fiscal year were 800, 3,600 and 7,280 respectively. No stock options were granted in fiscal year 2000.

(2) Includes amounts contributed to the Energy West Money Purchase Defined Contribution Plan on behalf of Mr. Geske in the following amounts for the fiscal years 2000, 1999 and 1998 of $12,663, $15,556 and $10,970 respectively; on behalf of Mr. Bernica, $11,293, $13,454 and $9,080 respectively; on behalf of Mr. Good $10,456, $10,754 and $10,138 respectively. With regard to the Energy West Employee Stock Ownership Plan, for those three fiscal years, Mr. Geske received the following contributions: $2,750, $4,485 and $3,195 respectively; Mr. Bernica received $2,453, $3,879 and $2,638 respectively; and Mr. Good received $2,271, $3,100 and $2,945 respectively. Contributions to that plan are expressed here in dollars but actual contributions to the plan are converted into stock. "Other Compensation" includes contributions made to the Energy West Cafeteria Plan for the three fiscal years for Mr. Geske in the amounts of $1,440 for each year and for Mssrs. Bernica and Good, the amounts were $1,080 in each year.

(3) Represents amounts received by Mr. Geske pursuant to the CEO Deferred Compensation Plan.

                       LAST FISCAL YEAR-END OPTION VALUES

                            Number of Unexercised Options        Value of Unexercised In-the-Money
                               at Fiscal Year End (#)             Options at Fiscal Year End ($)
Name                          Exercisable/Unexercisable              Exercisable/Unexercisable
----                          -------------------------              -------------------------
Larry Geske                          8,000/2,000                                0/0
Edward  Bernica                      9,820/3,892                                0/0
Tim Good                             4000/2,400                                 0/0

[FN]
 (1) All options currently outstanding are exercisable as follows: 20% in the year of grant, 40% the following year; 60% the next year; 80% the next year thereafter and 100% beginning with the fourth anniversary of the grant.

(2) The value is ascertained using the Black-Scholes valuation model including the following assumptions: market price of stock --9.187; exercise price of option--9.187; annualized risk free interest rate--6.33%; five year option term; a stock price volatility of .187 and an expected dividend yield of 5.15%.

DIRECTOR COMPENSATION

The Company paid its outside directors the following fees in the fiscal year:

        Annual Retainer           $4,000 per year;
        Board Meeting Fee         $1,250 per Meeting;
        Committee Meeting         $450 per Committee Meeting held on a different
                                  day as a full Board Meeting and $250 for each Committee Meeting held on the same day as a Board Meeting.

For Board or Committee meetings held by telephone conference, the rate is one half the regular rate indicated. Furthermore, each Director receives an annual award of Company Stock. The amount of stock purchased is determined by an amount equal to a percentage of Director's compensation equivalent to the percentage of compensation paid to the CEO under the management incentive plan. For example, if the CEO is paid an incentive under the management incentive plan of 30%, that same 30% would be applied to the total compensation paid to each director during the fiscal year to arrive at a dollar amount. Those incentive dollars would then be utilized to purchase the Company's stock on behalf of each director. No shares were issued to Directors as a result of the plan for the fiscal year ending June 30, 2000 since the CEO did not receive an incentive for that period under the management incentive plan.

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to shareholders of Energy West Incorporated during the five year period ended June 30, 1999, as well as an overall stock market index (S&P 500 Index) and the peer group index (S&P Utility Index).

[PERFORMANCE GRAPH OMITTED]

                        ENERGY WEST      S&P 500 INDEX       S&P UTILITY INDEX
June 30, 1995             $100.00           $100.00               $100.00
June 30, 1996             $101.55           $125.99               $123.72
June 30, 1997             $110.11           $169.68               $130.48
June 30, 1998             $121.04           $220.84               $169.94
June 30, 1999             $127.39           $271.10               $184.58
June 30, 2000             $125.39           $290.75               $191.75

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table following sets forth certain information regarding the beneficial ownership of the Common Stock of the Company on or about September 30, 2000 (i) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) by each director, and (iii) by all executive officers and directors as a group.

  Name and Address (where applicable)  Number of Shares of Stock
          Of Beneficial Owner             Beneficially Owned          Percent of Ownership
          -------------------             ------------------          --------------------
Ian Davidson                                  443,758                       18%  (a)
#8 3rd St. N.
Great Falls, Mt

Turkey Vulture Fund XIII, Ltd.,               154,000                      6.2%
7001 Center St.
Mentor Ohio

Cedar Grove Cemetery Association              121,700                        5%
P.O. Box 228,
Flushing New York

Larry Geske                                   124,814                        5%  (b)(c)(d)
#1 1st Ave S.
Great Falls, Mt

Andrew Davidson                                26,318                         *

David Flitner                                   4,932                         *

Thomas N. McGowen, Jr.                          4,773                         *

G. Montgomery Mitchell                         13,220                         *

George Ruff                                     5,330                         *

Richard Schulte                                 4,703                         *

Dean South                                      1,145                         *

John C. Allen                                  16,227  (c)(d)(e)              *

Edward Bernica                                 11,720  (c)(d)(e)              *

Tim Good                                       20,289  (c)(d)(e)              *

All Directors and Executive Officers          294,116                       28%  (c) (d) (e)
as a group(16 in number)

* Less than 5%.
[FN]
(a) Shares shown as owned by Ian Davidson are owned in joint tenancy with rights of survivorship with his wife. Mr. and Mrs. Davidson have sole power to vote and to dispose of the shares.

(b) The shares total shown for Mr. Geske includes 6,000 shares owned by Mr. Geske's wife.

(c) The sums shown above also include allocated shares of the Employee Stock Ownership Plan in the following amounts respectively: for Mr. Geske 15,392, for Mr. Bernica 1,126, for Mr.Good 6,783 and 49,421 for all executive officers as a group (8 individuals).

(d) Amounts include stock options granted to the following, to Mr. Geske, options to purchase 10,000 shares of which 8,000 shares will be exercisable on the date of the annual meeting; to Mr. Bernica, options to purchase 9,820 of which 6,928 will be exercisable as of the date of the annual meeting; to Mr. Good options to purchase 4,000 shares of which 1,600 will be exercisable as of the date of the annual meeting. For the executive officers as a group 4,820 options have been granted, of which 30,028 will be exercisable at the date of the annual meeting.

(e) The Company also provides a match in the form of stock for 10% of employee contributions to the Company's Retirement Savings Plan (401k). The named officers beneficially own the respective amounts shown below with their respective account balances in that plan: Mr. Geske, 194; Mr. Bernica, 177; and Mr. Good, 184. For the group of named officers the total held in the Plan is 1,502.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no transactions with management or others, or business relationships with others, that require disclosure under Item 404 of Regulation S-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2001.

                               ENERGY WEST INCORPORATED


                               By:/s/ Larry D. Geske
                                 Larry D. Geske
                                 President and Chief Executive Officer
                                 and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                          Date
---------                                   -----                                          ----

/s/ Larry D. Geske                          President and Chief Executive           February  28, 2001
        Larry D. Geske                      Officer and Chairman of the
                                            Board (Principal Executive Officer)
                                            Executive Vice-President, Chief

/s/ Edward J. Bernica                       Operating Officer and Chief             February 28, 2001
        Edward J. Bernica                   Financial Officer (Principal Financial
                                            and Accounting Officer)


-----------------------------
        Andrew Davidson                     Director


/s/ Thomas N. McGowan, Jr.
        Thomas N. McGowan, Jr.              Director                                 February 28, 2001



/s/ G. Montgomery Mitchell
        G. Montgomery Mitchell              Director                                 February 28, 2001


-----------------------------
        George D. Ruff                      Director


/s/ David A. Flitner
        David A. Flitner                    Director                                 February 28, 2001


/s/ Dean South
        Dean South                          Director                                 February 28, 2001

/s/ Richard J. Schulte
        Richard J. Schulte                  Director                                 February 28, 2001

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

10.7 Delivered Gas Purchase Contract dated December 1, 1985, as amended by that Letter Agreement dated July 1, 1986; that Letter Agreement dated November 19, 1987; that Letter Agreement dated December 1, 1988; that Letter Agreement dated July 30, 1992; that Assignment Conveyance and Bill of Sale effective as of January 1, 1993; that Letter Agreement dated March 8, 1993; that Letter Agreement dated October 21, 1993; that Letter Agreement dated October 18, 1994; that Letter Agreement dated January 30, 1995; that Letter Agreement dated August 30, 1995; that Letter Agreement dated October 3, 1995; that Letter Agreement dated October 31, 1995; that Letter Agreement dated December 21, 1995; that Letter Agreement dated April 25, 1996; that Letter Agreement dated January 29, 1997; and that Letter dated April 11, 1997 (previously filed).

10.8 Natural Gas Sale and Purchase Agreement dated July 20, 1992 between Shell Canada Limited and the Company, as amended by that Letter Agreement dated August 23, 1993; that Amending Agreement effective as of November 1, 1994; and that Schedule A Incorporated Into and Forming a Part of That Natural Gas Sale and Purchase Agreement, effective as of November 1, 1996 (previously filed).

10.9 Employee Stock Ownership Plan Trust Agreement (incorporated by reference to
     Exhibit 10.2 to Registrant's Registration Statement on Form S-1, File No. 33-1672).*

EXHIBITS
--------

10.10 1992 Stock Option Plan (previously filed).*

10.11 Form of Incentive Stock Option under the 1992 Stock Option Plan (previously filed).*

10.12 Management Incentive Plan (previously filed).*

21.1 Subsidiaries of the Company (previously filed).

23.1 Consent of Independent Auditors (previously filed).

27.1 Financial Data Schedule (previously filed).

*A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.