Form 10-Q
period 2001-03-31
ENERGY WEST INC
filed 2001-05-15
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934

X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File number 0-14183

ENERGY WEST INCORPORATED
------------------------
(Exact name of registrant as specified in its charter)

Montana                             81-0141785
----------------------------------------------
(State or other jurisdiction of  (I.R.S. Employer
incorporation or organization)   Identification No.)


1 First Avenue South, Great Falls, Mt.     59401
------------------------------------------------
(Address of principal executive         (Zip Code)
 offices)

Registrant's telephone number, including area code  (406)-791-7500

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

Class Outstanding at April 18, 2001
-----------------------------------
(Common stock, $.15par value) 2,509,104
---------------------------------------

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q


                                                                                      Page No.


Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2001 and June 30, 2000                                        1

                  Condensed Consolidated Statements of Income -
                  three months and nine months ended March 31, 2001 and 2000              2

                  Condensed Consolidated Statements of cash flows -
                  nine months ended March 31, 2001 and 2000                               3

                  Notes to Condensed Consolidated Financial Statements                  4-5

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations                        6-11

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk             12

Part II   Other Information

         Item 1 - Legal Proceedings                                                      13

         Item 2 - Changes in Securities                                                  14

         Item 3 - Defaults upon Senior Securities                                        14

         Item 4 - Submission of Matters to a Vote of Security Holders                    14

         Item 5 - Other Information                                                      14

         Item 6 - Exhibits and Reports on Form 8-K                                       14

         Signatures


I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements


                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     ASSETS
                                                                     March 31          March 31           June 30
                                                                       2001              2000              2000
                                                                   (Unaudited)       (Unaudited)
                                                               ----------------------------------------------------

    Current Assets:
      Cash and Cash Equivalents                                       $325,342           $148,948         $112,174
      Accounts Receivable (net)                                     20,714,519          9,069,534        7,729,841
      Natural Gas and Propane Inventory                              1,568,433          1,110,169        1,913,701
      Materials and Supplies                                           458,309            442,555          586,130
      Prepayments and other                                            267,318            440,726          360,828
      Refundable Income Tax Payments                                   109,853                  0          871,155
      Recoverable Cost of Gas Purchases                              8,766,629          3,739,653        4,713,395
                                                               ----------------------------------------------------

               Total Current Assets                                 32,210,403         14,951,585       16,287,224
                                                               ----------------------------------------------------


    Notes Receivable Due After One Year                                142,328            168,333          162,385

    Property, Plant and Equipment-Net                               32,647,191         31,834,427       31,804,133

    Deferred Charges                                                 3,007,878          3,271,050        3,293,188
                                                               ----------------------------------------------------

    Total Assets                                                   $68,007,800        $50,225,395      $51,546,930
                                                               ====================================================

                                                                         CAPITALIZATION AND LIABILITIES


    Current Liabilities:
      Note payable to bank                                          $9,716,979         $4,837,982       $4,855,000
      Long-term debt due within one year                               445,000            250,723          445,000
      Accounts Payable - Gas and Electric Purchases                  9,174,815          3,376,653        5,769,485
      Deferred Income Taxes                                          3,407,304          1,351,755        1,651,208
      Other Current and Accrued Liabilities                          5,728,763          2,545,132        2,120,086
                                                               ----------------------------------------------------

               Total Current Liabilities                            28,472,861         12,362,245       14,840,779
                                                               ----------------------------------------------------

    Other Liabilities:
      Long-Term Deferred Income Taxes                                3,859,674          3,739,509        3,699,199
      Deferred Gain on Sale-Leaseback                                  124,058            147,686          141,779
      Other Deferred Credits                                         2,521,252          2,993,072        2,508,547
                                                               ----------------------------------------------------

               Total Other Liabilities                               6,504,984          6,880,267        6,349,525
                                                               ----------------------------------------------------

      Long-term obligations                                         16,271,000         16,765,000       16,395,000

      Stockholders' Equity
        Common Stock (2,509,104 shares and
        2,475,435 shares were outstanding at March
        31, 2001 and June 30, 2000 respectively)                       376,372            369,077          371,321
        Capital in Excess of Par Value                               4,198,415          3,787,694        3,906,401
        Retained Earnings                                           12,184,168         10,061,112        9,683,904
                                                               ----------------------------------------------------

          Total Stockholder's Equity                                16,758,955         14,217,883       13,961,626
                                                               ----------------------------------------------------



    Total Capitalization and Liabilities                           $68,007,800        $50,225,395      $51,546,930
                                                               ====================================================



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                        Three Months Ended                  Nine Months Ended
                                                                             March 31                            March 31
                                                                       2001             2000              2001            2000

                                                                   (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)
                                                               -------------------------------------------------------------------

    Operating Revenue                                               39,805,260         23,861,249       84,926,953     55,577,590
    Operating Expenses
      Gas & Propane Purchased                                       15,328,507          7,364,400       28,764,659     14,776,055
      Cost of Gas, Electric & Propane Trading                       16,825,396         11,243,741       39,342,391     29,610,744
      Distribution, general and administrative                       2,327,625          1,838,583        7,420,508      6,022,446
      Maintenance                                                      144,574            106,278          335,507        307,535
      Depreciation and amortization                                    492,562            447,484        1,520,795      1,346,290
      Other Taxes                                                      213,007            172,687          525,870        506,664
                                                               -------------------------------------------------------------------


               Total Operating Expenses                             35,331,671         21,173,173       77,909,730     52,569,734
                                                               -------------------------------------------------------------------

    Operating Income                                                 4,473,589          2,688,076        7,017,223      3,007,856

    Other Income - Net                                                 397,101             41,453          203,848        293,944
                                                               -------------------------------------------------------------------


     Income Before Interest Charges & Income Taxes                   4,870,690          2,729,529        7,221,071      3,301,800
                                                               -------------------------------------------------------------------

    Interest Charges:
      Long-Term Debt                                                   306,169            309,977          919,536        933,328
      Other                                                            274,955            158,580          779,343        350,834
                                                               -------------------------------------------------------------------

            Total Interest Charges                                     581,124            468,557        1,698,879      1,284,162
                                                               -------------------------------------------------------------------

    Net Income Before Income Taxes                                   4,289,566          2,260,972        5,522,192      2,017,638

    Income Taxes                                                     1,596,066            819,616        2,062,440        742,444
                                                               -------------------------------------------------------------------

    Net Income                                                      $2,693,500         $1,441,356       $3,459,752     $1,275,194
                                                               ===================================================================

    Basic Earnings and diluted income per common share                   $1.08              $0.59            $1.39          $0.52
                                                               -------------------------------------------------------------------

    Dividends per common share                                         $0.1250            $0.1200          $0.3750        $0.3600
                                                               -------------------------------------------------------------------

    Basic Weighted Average Shares                                    2,491,016          2,461,235        2,491,016      2,450,888

    Diluted Weighted Average Shares                                  2,497,927          2,461,235        2,497,927      2,450,888



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            Nine Months Ended
                                                                                                March 31
                                                                                         2001              2000
                                                                                     (Unaudited)       (Unaudited)
                                                                                 ------------------------------------

    Operating Activities:
             Net Income                                                                $3,459,752       $1,275,194

         Adjustments to Reconcile Net Income to Cash Flow
           Depreciation and Amortization                                                1,871,168        1,568,777
           (Gain) Loss on Sale of Property, Plant & Equipment                                  69           (5,901)
           Deferred Gain on Sale of Assets                                                (17,721)         (17,721)
           Investment Tax Credit                                                          (15,797)         (15,797)
           Deferred Income Taxes                                                        1,916,571          574,870
           Changes in Operating Assets and Liabilities                                 (8,578,527)      (3,593,225)
                                                                               ------------------------------------
              Net Cash Used In Operating Activities                                    (1,364,485)        (213,803)

    Investing Activities:
           Construction Expenditures                                                   (2,366,286)      (3,787,716)
           Collection of Long-Term Notes Receivable                                        20,057           20,113
           Proceeds from Contributions in Aid of Construction                              25,150           55,738
           Proceeds from Sale of Property, Plant & Equipment                                  775            8,650
           Customer Advances for Construction                                             (66,949)               0
                                                                               ------------------------------------
             Net Cash Used In Investing Activities                                     (2,387,253)      (3,703,215)

    Financing Activities:
           Proceeds from Notes Payable                                                 69,552,831       35,293,748
           Repayment of Long-Term Debt                                                   (124,000)        (255,000)
           Sale of Common Stock                                                            20,700                0
           Repayment of Notes Payable                                                 (64,690,852)     (30,455,766)
           Dividends paid                                                                (793,773)        (742,986)
                                                                               ------------------------------------
              Net Cash Provided by Financing Activities                                 3,964,906        3,839,996
                                                                               ------------------------------------

              Net Increase (Decrease) in Cash and Cash Equivalents                        213,168          (77,022)

                Cash and Cash Equivalents at Beginning of Year                            112,174          225,970
                                                                               ------------------------------------

                Cash and Cash Equivalents at End of Period                               $325,342         $148,948
                                                                               ====================================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 2000.

NOTE 2 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 as of July 1, 2000 was not material to the Company's financial statements.

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

The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Balance Sheet at fair value in other assets and other liabilities. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. The assessment of effectiveness for option contracts is based on changes in the intrinsic value of the option due to changes in the spot exchange rate. Changes in the time value of option contracts are reported currently in earnings. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting.

In March of 2001, the Company entered into a commodity swap for 2,000 MMBtu's per day beginning April 1, 2001, and ending March 31, 2002 where it receives the fixed price of $4.975 per MMBtu, and pays the monthly AECO index. This derivative does not qualify for hedge accounting, as it's position does not perfectly match any existing contracts, and must be marked to market. At March 31, the value of this derivative to the Company was approximately $164,000. The Company recorded this gain in operating revenue.

NOTE 3 - CONTINGENCIES

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

NOTE 4 - OPERATIONS BY LINE OF BUSINESS



                                                      Three Months Ended                   Nine Months Ended
                                              --------------------------------  ----------------------------------
                                                           March 31                            March 31
                                                           --------                            --------
                                                  2001               2000               2001              2000
                                                  ----               ----              ----               ----
                                                      (in thousands)                        (in thousands)
Operating Revenues:
Natural Gas Operations                            $16,598              $9,196          $32,844           $19,805
Propane  Operations                                 3,736               2,671            6,899             4,740
Energy Marketing & Wholesale                       19,471              11,993           45,184            31,033
                                              ------------      --------------  ---------------    --------------
                                                  $39,805             $23,860          $84,927           $55,578
                                              ============      ==============  ===============    ==============

Operating Income:
Natural Gas Operations                             $1,430              $1,450           $1,945            $1,907
Propane Operations                                    904                 794              842               617
Energy Marketing & Wholesale                        2,140                 443            4,229               485

                                              ------------      --------------  ---------------    --------------
                                                   $4,474              $2,687           $7,016            $3,009
                                              ============      ==============  ===============    ==============

Net Income:
Natural Gas Operations                               $715                $730             $639              $680
Propane Operations                                    503                 449              339               275
Energy Marketing & Wholesale                        1,476                 262            2,482               320

                                              ------------      --------------  ---------------    --------------
                                                   $2,694              $1,441           $3,460            $1,275
                                              ============      ==============  ===============    ==============


NOTE 5 - Reclassifications

Certain reclassifications were made to the 2000 financial statements to conform with the 2001 presentation.

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

The Company's propane operations, operated by its wholly-owned subsidiary Energy West Propane, Inc. (EWP), include the distribution of regulated propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas as well as non-utility retail propane operations in Wyoming, Montana and Arizona.

The Company's wholly-owned subsidiary, Energy West Resources, Inc. (EWR) conducts certain marketing and trading activities as well as wholesale distribution activities involving the sale of natural gas, electricity and propane in Montana, Wyoming, Arizona, Colorado, South Dakota, North Dakota and Nebraska.

The Company's wholly-owned subsidiary, Energy West Development, Inc. (EWD) owns real estate in Great Falls, Montana, along with certain other investments. The earnings from this subsidiary represent less than 1% of the Company's overall earnings, and are reported as part of the natural gas operations.

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

At March 31, 2001, the Company had $26,000,000 in bank lines of credit, of which $9,716,979 had been borrowed under the credit agreement. The Company had outstanding letters of credit totaling $1,850,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in an additional borrowing capacity of $14,433,021.

The Company used net cash from operating activities for the nine months ended March 31, 2001 of $1,150,000 compared to the same period last year. This was due mainly to higher accounts receivable balances resulting from rate increases to recover increasing gas costs, as well as the under-recovered gas cost position of the Company's natural gas operations. The majority of this under-recovered gas position relates to the Company's Montana operations. The Montana Public Service Commission has allowed the Company to recover these costs during a one-year period beginning March 1, 2001.

Cash used in investing activities was $1,316,000 less for the nine months ended March 31, 2001 compared to the same period one year ago. This decrease was primarily due to higher capital expenditures incurred in the prior year for system expansion in utility operations, a new billing system, and propane storage tanks.

The increase in cash provided by financing activities of $125,000 compared to one year ago is primarily due to a decrease in repayment of long-term debt.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3,700,000 in fiscal 2000. Capital expenditures are expected to be nearly $3,500,000 in fiscal 2001. This includes approximately $1,500,000 for continued system expansion, construction and maintenance for the natural gas operations, $1,500,000 for the propane operations and $500,000 for wholesale and marketing operations. As of March 31, 2001, approximately $2,366,000 of that amount had been expended.

ENERGY WEST INCORPORATED AND SUBSIDIARIES
March 31, 2001

CONSOLIDATED RESULTS OF OPERATIONS

The Company's revenue for the third quarter of fiscal 2001 and nine months ended March 31, 2001 increased primarily due to colder temperatures in all the Company's operations, higher costs of natural gas which are recovered from customers, and sales of electricity at unusually high market prices. The Company believes that such electricity sales margins are unlikely to continue into the future at the higher levels experienced during these periods. The margins resulted from a combination of unusual factors, including historically high market prices and sales of uncommitted power. Although, in the short term, the Company's electricity sales margins may continue to benefit to some extent from those factors, the Company does not expect similar quantities of uncommitted power to continue in the future.

Gas and power purchases increased in the 2001 periods presented in all operations because of higher prices paid for natural gas and propane.

Distribution, general and administrative costs increased during the 2001 periods presented in the natural gas and propane operations primarily as a result of one-time reductions in discretionary expenses implemented by the Company in the prior fiscal year because of warmer-than-normal weather conditions. The increase in expenses experienced by the energy, marketing and wholesale operation was primarily due to costs associated with the increased margin on electricity sales.

Other income increased by $356,000 during the third quarter of 2001 due to the new accounting rules on SFAS 133 requiring the Company to report fair value of derivative and hedging instruments. The energy marketing and wholesale operation had recorded a loss of $319,000 in the second quarter of 2001 which was reversed in the third quarter of 2001 when the hedge ended. At that time, the resulting gain on this hedge became part of the operation's natural gas margin.

Interest charges increased during both the third quarter and the nine-month periods of 2001 compared to the 2000 periods due to the increase in short-term debt resulting from higher un-recovered gas costs in the natural gas operations.

State and federal income taxes have increased by $776,000 in the third quarter and by $1,320,000 for the nine months ended March 31, 2001 due primarily to the increased earnings in the marketing and wholesale division of the Company.

OPERATING RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS



                                                            Third Quarter                         Nine Months
                                                           Ended March 31                        Ended March 31
                                                          2001              2000            2001             2000
                                                             (In thousands)                     (In thousands)


Natural Gas revenues                                    $16,598            $9,196         $32,844          $19,805
Natural Gas purchased                                    13,249             6,094          24,932           12,522
                                                 --------------- ----------------- --------------- ----------------
Gross Margin                                              3,349             3,102           7,912            7,283
Operating expenses                                        1,919             1,652           5,967            5,376
                                                 --------------- ----------------- --------------- ----------------
Operating Income                                          1,430             1,450           1,945            1,907
Interest charges                                            328               331             983              914
Other utility (income) expense                              (40)               (4)            (69)             (63)

Income taxes                                                427               393             392              376

                                                 --------------- ----------------- --------------- ----------------

Net natural gas income                                     $715              $730            $639             $680

                                                 =============== ================= =============== ================



Revenues were higher in the third quarter and nine-month periods of 2001 compared with the 2000 periods primarily due to colder temperatures and higher rates recovered from the customer for the additional costs of gas. The majority of this increase was in the Company's Montana regulated operation. The Montana Public Service Commission (the Commission) approved an increase effective
March 2001 for approximately $8,200,000 to be recovered in one year for gas costs the Company had incurred prior to that period. Going forward from that date, the Commission requires a monthly filing to adjust customer rates if commodity prices increase or decrease by 10 cents per MMBtu.

Natural gas purchases increased in the third quarter and nine-month period of 2001 when compared with the 2000 periods due to an increase in the volumes of gas sold and higher commodity costs.

The increase in gross margin for the third quarter and nine-month period of fiscal 2001 was due to customer growth and colder temperatures in fiscal 2001.

Natural gas operating expenses increased by 16% in the third quarter and 11% in the nine-month period primarily as a result of one-time reductions in discretionary expenses during both periods of fiscal 2000 implemented by the Company because of warmer-than-normal weather.

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS



                                                               Third Quarter                    Nine Months
                                                               Ended March 31                  Ended March 31
                                                          2001              2000           2001               2000
                                                              (In thousands)                   (In thousands)

ENERGY WEST PROPANE (EWP)
     Operating revenues                                    $3,736            $2,671         $6,899           $4,740
     Cost of propane                                        2,079             1,273          3,833            2,254
                                                 ----------------- ----------------- -------------- ----------------
     Gross Margin                                           1,657             1,398          3,066            2,486
     Operating expenses                                       753               604          2,224            1,869
                                                 ----------------- ----------------- -------------- ----------------
     Operating income                                         904               794            842              617
     Other (income) expense-net                               (29)              (21)           (89)             (92)
     Interest expense                                         124                87            372              243
     Income taxes                                             306               279            220              191

                                                 ----------------- ----------------- -------------- ----------------
               Net propane income                            $503              $449           $339             $275
                                                 ================= ================= ============== ================




Propane revenues increased in the third quarter and nine-month periods of fiscal 2001 compared to the same periods in 2000 primarily due to growth in these operations, colder temperatures, and higher prices charged to customers because of higher commodity costs.

Energy West propane operations experienced higher costs of propane in the third quarter and nine-month periods of fiscal 2001 compared to the same period of fiscal 2000 due to an increase in the volumes of gas sold and higher commodity costs.

The increase in gross margin for the third quarter and nine-month period of fiscal 2001 was due to customer growth and colder temperatures in fiscal 2001.

Propane operating expenses increased by 25% in the third quarter and 19% in the nine-month period primarily as result of one-time reductions in discretionary expenses during both periods of fiscal 2000 because of warmer-than-normal weather.

OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING AND WHOLESALE OPERATIONS



                                                                Third Quarter                       Nine Months
                                                                Ended March 31                    Ended March 31
                                                           2001              2000            2001              2000
                                                               (In thousands)                    (In thousands)


ENERGY WEST RESOURCES (EWR)
Gas, electric & propane trading                            $19,471           $11,993             $45,184      $31,033
Cost of gas, electric & propane trading                     16,825            11,244              39,342       29,611
                                                  ----------------- ----------------- ------------------- ------------
     Gross Margin                                            2,646               749               5,842        1,422
     Operating expenses                                        506               306               1,613          937
                                                  ----------------- ----------------- ------------------- ------------
     Operating income                                        2,140               443               4,229          485
     Other (income) expense-net                               (328)              (17)                (46)        (139)
     Interest expense                                          129                50                 343          128

    Income taxes                                               863               148               1,450          176
                                                  ----------------- ----------------- ------------------- ------------
               Net income                                  $ 1,476             $ 262             $ 2,482        $ 320
                                                  ================= ================= =================== ============




Revenues from energy marketing and wholesale operations increased by $7,478,000 in the third quarter of fiscal 2001 and $14,151,000 for the nine-months ended March 31, 2001. This was due to a combination of higher gas prices in the market requiring certain customers to pay more for the gas consumed than they had one year ago, revenue from a new wholesale propane terminal which was fully constructed and operational at the beginning of the current fiscal year, and sales of electricity at unusually high market prices. The Company believes that such electricity sales margins are unlikely to continue into the future at the higher levels experienced during these periods. The margins resulted from a combination of unusual factors, including historically high market prices and sales of uncommitted power. Although, in the short term, the Company's electricity sales margins may continue to benefit to some extent from those factors, the Company does not expect similar quantities of uncommitted power to continue in the future.

Costs of gas, electric and propane are up 50% in the third quarter of fiscal 2001 and 33% in the nine-month period ended March 31, 2001. These increases are primarily due to increased volumes sold and increased commodity costs for natural gas, and the cost of propane for the new propane terminal which was not operational one year ago.

Operating expenses for energy marketing and wholesale operations were up approximately $200,000 for the third quarter of fiscal 2001 and $676,000 for the nine months ended March 31, 2001. The increase in the period was mainly due to additional staff for expanded marketing activities, and higher incentive and commissions due to increased earnings.

Other income increased by $311,000 during the third quarter of 2001 due to the new accounting rules on SFAS 133 requiring the Company to report fair value of derivative and hedging instruments. The energy marketing and wholesale operation had recorded a loss of $319,000 in the second quarter of 2001 which was reversed in the third quarter of 2001 when the hedge ended. At that time, the resulting gain on this hedge became part of the operation's natural gas margin. Other income was down $93,000 during the nine-month period of fiscal 2001 compared to the same period one year ago due to fewer opportunities for derivative trading.


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

On September 4, 1998, the Company received correspondence from the Department of Justice that a claim was being considered by the United States of America (U.S.) against Energy West, Incorporated. The correspondence indicated that a complaint has been prepared by Jack Grynberg, acting as Relater on behalf of the U.S., alleging that the Company had utilized improper measurement procedures in the measurement of gas which was produced from wells owned by it, by its subsidiaries, or from which the Company may have acted as operator. The alleged improper measurement procedure purportedly understated the amount of royalty revenue, which would have been paid to the U.S. The complaint is substantially identical to the complaint being made against seventy-seven other parties. The Company is alleged to have been responsible for the measurement of over 150 wells during a five-year period. The Company has investigated this allegation and believes it had measurement responsibility for four wells. The quantity of production from those wells is small enough that the Company does not expect its potential liability to be material from any adverse decision in any action actually pursued by the U.S. or Mr. Grynberg. Furthermore, the Company believes that the allegations made by Mr. Grynberg are not sustainable. In the spring of 1999 the United States declined to intervene in the action. The Company has been served with the complaint by Mr. Grynberg, and the matter is currently the subject of preliminary motions in Federal Court. The Company intends to vigorously contest the claims made in the complaint. The costs related to the outcome of this action are not possible to estimate at this time.

In the fall of 1999, the Company was served with a class action lawsuit. The named plaintiff in the matter is Quinque Operating Company. This case is a companion case to the above referenced matter. The distinction between the two is that the complaint in this action applies to the measurement of gas on wells located on private land. The defendants are substantially the same as in the Grynberg case. The Company believes that its liability in this matter is not likely to be material, since it is only aware of one well on which the Company ever performed gas measurement responsibilities. The Company also has jurisdictional defenses not available to it in the Grynberg litigation. The Company is participating in its defense in collaboration with the other defendants. The costs related to the outcome of this action are not possible to estimate at this time.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT
               APPLICABLE

ITEM 5.        OTHER INFORMATION - NOT APPLICABLE

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       A.  NO EXHIBITS ARE BEING FILED FOR THE QUARTER ENDED MARCH 31, 2001.


       B. NO REPORTS ON FORM 8-K HAVE BEEN FILED DURING THE QUARTER ENDED MARCH 31, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/  Larry D. Geske
-------------------------------
Larry D. Geske, President and
Chief Executive Officer


Dated May 15, 2001


/s/  Edward J. Bernica
---------------------------------
Edward J. Bernica, Executive Vice-President,
Chief Operating Officer and Chief Financial Officer