Form 10-K405/A
period 2000-06-30
ENERGY WEST INC
filed 2001-09-27
CIK 43350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                 Amendment No. 2

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

                            ENERGY WEST INCORPORATED

     Items 6,7 and 8 to Registrant's Form 10-K for the fiscal year ended June 30, 2000 are hereby amended as follows:

     This amendment reflects the restatement of the financial statements for the fiscal year ended June 30, 2000 due to an error that affects the expense for postretirement benefits other than pensions, related balance sheet accounts and certain disclosures previously reported. See Note 2 to the consolidated financial statements in Item 8 for a description of the error.

Item 6. - Selected Financial Data

Selected Financial Data on a Consolidated Basis (2000-1996)

(dollar amounts in thousands, except per share data)


                                                       2000           1999           1998          1997          1996
                                                   ------------- --------------- ------------- ------------- -------------
                                                      (Restated)
Operating results:
Operating revenue                                       $72,196         $53,815       $43,064       $38,215       $31,318
Operating expenses
     Gas and electric purchases                          58,788          39,687        28,757        24,675        18,724
     General and administrative                           7,649           8,018         7,697         7,498         6,924
     Maintenance                                            400             469           497           497           409
     Depreciation and amortization                        1,856           1,695         1,732         1,689         1,667
     Taxes other than income                                639             708           628           660           629
                                                      ---------       ---------     ---------     ---------     ---------

     Total operating expenses                            69,332          50,577        39,311        35,019        28,353
                                                      ---------       ---------     ---------     ---------     ---------

Operating income                                          2,864           3,238         3,753         3,196         2,965

Other income - net                                          581             819           142           325           215
                                                      ---------       ---------     ---------     ---------     ---------

Income before interest charges                            3,445           4,057         3,895         3,521         3,180

Total interest charges                                    1,674           1,493         1,583         1,525         1,243
                                                      ---------       ---------     ---------     ---------     ---------

Income before taxes                                       1,771           2,564         2,312         1,996         1,937
Income taxes                                                649             977           792           703           670
                                                      ---------       ---------     ---------     ---------     ---------

Net income                                               $1,121         $ 1,587       $ 1,520       $ 1,293       $ 1,267
                                                      =========       =========     =========     =========     =========

Earnings per common share                                   .46             .66           .64           .55           .55
Dividends per common share                                  .49             .47           .45           .43           .41
Weighted average common shares
Outstanding                                           2,456,555       2,418,910     2,390,814     2,356,624     2,298,734

At year end:
     Current assets                                     $16,388         $11,429       $12,326       $12,398        $9,092
     Total assets                                        51,194          43,710        42,808        42,543        37,268

     Current liabilities                                 14,831           7,230         7,272        15,317        11,088

     Total long-term obligations                         16,395          16,840        17,278         9,684        10,046
     Total stockholders' equity                          13,786          13,532        12,811        11,997        11,400
                                                      ---------       ---------     ---------     ---------     ---------

     Total capitalization                               $30,181         $30,372       $30,089       $21,681       $21,446
                                                      =========       =========     =========     =========     =========




Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

Net Income
     The Company's net income for fiscal 2000 was $1,121,000 compared to $1,587,000 in fiscal 1999, a decrease of $466,000. Net income from utility operations decreased by $129,000 as a result of a reduction in gross margin due to warmer weather. Energy West Propane, Inc. ("EWP") had higher net income of $24,000, due to higher margins in the wholesale propane operations, partially offset by a decrease in retail propane margins, due to warmer weather. Energy West Resources, Inc. ("EWR"), the Company's gas and electric marketing affiliate, had an earnings decrease of $379,000 due to higher gas and electricity costs. Energy West Development, Inc. ("EWD"), the Company's real estate development affiliate, had higher net income of $18,000, due to the sale of one of its real estate properties in June 2000 for an after-tax capital gain of approximately $50,000. This gain was partially offset by lower operating revenues of $45,000, from a cash settlement received in fiscal 1999, upon final dissolution of Gas Finco, a financing subsidiary of the American Gas Association.

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

Operating Income
     Operating income decreased by approximately $374,000. Utility operations increased by $13,000 and propane operations increased by $120,000. These were offset by a decrease of $458,000 in Energy Marketing operations and a $49,000 decrease in the operating income in EWD. The increased operating income from Utility operations resulted from lower operating expenses of approximately $379,000, due to voluntary cut-backs in non-essential operating and maintenance expenses in fiscal 2000, partially offset by lower gross margins of $366,000, due to warmer weather than last fiscal year. Propane operations operating income increased primarily from higher gross margins of $64,000 from increased retail and wholesale sales and reduced operating expenses of $56,000, due to lower incentives paid and increased payroll costs capitalized to the newly constructed Superior, Montana propane terminal. Energy Marketing operations had an operating loss, primarily due to reduced margins of approximately $316,000, because of unusually high electric purchase costs and approximately $142,000 higher operating expenses incurred as start-up costs in the new electricity marketing operation. EWD operating income decreased approximately $49,000, due to a cash settlement received in fiscal 1999, upon final dissolution of Gas Finco, a financing subsidiary of the American Gas Association.

Other Expenses
     Operating expenses (excluding cost of gas and electric sales) decreased approximately $347,000 or 3% in 2000, due to reduction of non-essential discretionary expenses and reduced incentives.

     The result of the changes, as detailed above, was a decrease in operating income from approximately $3,238,000 in 1999 to $2,864,000 in 2000.

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



Fiscal 1999 Compared to Fiscal 1998

Net Income
     The Company's net income for fiscal 1999 was $1,587,000 compared to $1,520,000 in fiscal 1998, an increase of $67,000. Net income from utility operations increased by $130,000 due to higher gross margins, higher other income and lower interest costs. Energy West Propane, Inc. ("EWP") had lower net income of $90,000 due to a capital gain recognized, in fiscal 1998, from the sale of four retail propane districts in Wyoming and from warmer weather in all of its propane operating areas. Also, Energy West Resources, Inc. ("EWR"), the Company's gas and electric marketing affiliate, had an earnings decrease of $100,000 due to significantly higher natural gas prices in Canada and Montana. This subsidiary achieved its first electric marketing sales in fiscal 1999 offsetting some of the decrease in gas marketing margins. In addition, this subsidiary had a $390,000 gain from trading derivatives. Energy West Development, Inc. ("EWD"), the Company's real estate development affiliate, had higher net income of $170,000 because, in fiscal 1998, it recorded a loss from its investment in American Gas Finance Company, LLC, a financing operation of the American Gas Association, which discontinued operations. The Company also lowered its interest costs by approximately $100,000 primarily from generating more cash from operating activities.

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


OPERATING RESULTS OF THE COMPANY'S UTILITY OPERATIONS


                                                                Years Ended June 30
                                                      -------------------------------------------
                                                        2000               1999            1998
                                                      --------           --------        --------
                                                                 (In thousands)

                                                      (Restated)
Operating revenues                                     $ 27,579          $ 28,105        $ 27,825
Gas purchased                                            16,725            16,885          17,047
                                                       --------          --------        --------
Gross Margin                                             10,854            11,220          10,778
Operating expenses                                        8,265             8,644           8,273
                                                       --------          --------        --------
Operating Income                                          2,589             2,576           2,505
Interest charges (see note below)                         1,378             1,239           1,343
Other utility (income) - net                               (176)             (225)           (177)
Income taxes                                                488               534             439
                                                       --------          --------        --------

Net utility income                                     $    899          $  1,028        $    900
                                                       ========          ========        ========



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

Operating Expenses
     Utility operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were approximately $8,265,000 for fiscal 2000, as compared to approximately $8,644,000 for fiscal 1999. The 4% decrease in the period is due to reduction of non-essential discretionary expenses, higher capitalized payroll and reduced incentives in the Company's utility operations.

Interest Charges
     Interest charges allocable to the Company's utility divisions were approximately $1,378,000 in fiscal 2000, as compared to approximately $1,239,000 in fiscal 1999, primarily due to higher short-term borrowing, as a result of higher gas inventories and higher unrecovered tracker gas costs in Montana.

Income Taxes
     State and federal income taxes of the Company's utility divisions were approximately $488,000 in fiscal 2000, as compared to approximately $534,000 in fiscal 1999 primarily due to a decrease in pre-tax earnings of approximately $175,000.



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

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                                                              Years Ended June 30
                                                                  -------------------------------------------
                                                                   2000               1999              1998
                                                                  ------             ------            ------
                                                                              (In thousands)

ENERGY WEST PROPANE (EWP)                                       (Restated)
     Operating revenues                                            $4,824             $3,569           $ 3,757
     Cost of propane                                                2,884              1,693             1,525
                                                                   ------             ------           -------
     Gross Margin                                                   1,940              1,876             2,232
     Operating expenses                                             1,406              1,462             1,664
                                                                   ------             ------           -------
     Operating income                                                 534                414               568
     Other (income) expense - net                                     (70)              (178)             (204)
     Interest expense (see note below)                                147                168               198
     Income taxes                                                     161                152               208
                                                                   ------             ------           -------
               Net income                                            $296              $ 272             $ 366
                                                                   ======             ======           =======



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

Expenses for Operations, Interest and Income Taxes
     Operating expenses for propane operations decreased from approximately $1,462,000 in fiscal 1999 to approximately $1,406,000 in fiscal 2000, a decrease of $56,000. The decrease in operating expenses was primarily related to lower incentives paid and increased capitalized payroll, to build the Superior, Montana Wholesale Propane terminal. Interest charges allocable to the Company's propane divisions were approximately $147,000 in fiscal 2000 compared to approximately $168,000 in fiscal 1999. The lower interest costs was primarily due to lower average capital employed in fiscal year 2000. State and federal income taxes increased to approximately $161,000 for fiscal 2000 from $152,000 due to higher pre-tax income in the propane operations this year.


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



OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING OPERATIONS

                                                                          Years Ended June 30
                                                                -------------------------------------------
                                                                 2000               1999              1998
                                                                ------             ------            ------
                                                                             (In thousands)

ENERGY WEST RESOURCES (EWR)                                     (Restated)
     Gas & electric trading revenue                               $39,414            $21,643           $11,383
     Cost of gas & electric trading                                38,937             20,850            10,185
                                                                  -------            -------           -------
     Gross Margin                                                     477                793             1,198
     Operating expenses                                               779                637               570
                                                                  -------            -------           -------
     Operating income (loss)                                         (302)               156               628
     Other (income) - net                                            (243)              (413)              (10)
     Interest expense (see note below)                                122                 56                 6
     Income taxes (benefit)                                           (68)               247               234
                                                                  -------            -------           -------
               Net income (loss)                                  $  (113)           $   266           $   398
                                                                  =======            =======           =======



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

Expenses for Operations, Interest and Income Taxes
     Operating expenses related to energy marketing activities increased from approximately $637,000 in fiscal 1999 to approximately $779,000 in fiscal 2000. This increase in operating expenses was related to staff expansion and training costs required to serve the growth in marketing activity. The Company had no retail energy marketing activities in fiscal 1999, because open-access for residential and small commercial customers, in Montana, was not allowed until the fall of 1999. Other income decreased approximately $168,000 in fiscal 2000 from approximately $411,000 in fiscal 1999 to $243,000 in fiscal 2000, and is directly related to the difference in gains associated with derivative trading between fiscal 2000 and fiscal 1999. Interest charges increased approximately $66,000, due to increased working capital requirements in fiscal 2000. State and federal income taxes decreased in fiscal 2000 to approximately a $68,000 benefit from $247,000 in tax expense in fiscal 1999, due to an increased pre-tax loss of approximately $694,000.


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

OPERATING RESULTS OF THE COMPANY'S OTHER OPERATIONS

                                                                      Years Ended June 30
                                                             -------------------------------------
                                                              2000             1999          1998
                                                             ------           ------        ------
                                                                      (In thousands)
                                                         (Restated)
ENERGY WEST DEVELOPMENT (EWD)
     Operating revenues                                       $379            $ 499          $  98
     Cost of Goods Sold                                        243              259              0
                                                              ----            -----          -----
     Gross Margin                                              136              240             98
     Operating expenses                                         93              148             47
                                                              ----            -----          -----
     Operating income                                           43               92             51
     Other (income) expense - net                              (91)              (3)           284
     Interest expense (see note below)                          27               30              0
     Income taxes (benefit)                                     68               44            (89)
                                                              ----            -----          -----
     Net income (loss)                                         $39             $ 21        ($  144)
                                                              ====            =====       ========


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



CASH FLOW ANALYSIS

Fiscal 2000 Compared to Fiscal 1999

     The Company provided net cash from operating activities for fiscal 2000 of approximately $616,000 as compared to approximately $6,275,000 for fiscal 1999. This decrease in cash provided by operating activities of approximately $5,660,000 was primarily due to greater working capital requirements of approximately $5,610,000 and non-cash transactions of $50,000. The higher working capital requirements were primarily due to an increase in gas inventory of approximately $3,730,000, increased prepaid gas of approximately $198,000, decreased income tax liability of $1,190,000, increase in accounts receivable of $166,000, and an increase in recoverable cost of gas purchases of approximately $950,000, offset by payables increasing by $543,000. Net income and non-cash transactions affecting net income decreased cash provided by operations by approximately $50,000. The most significant items affecting this decrease were lower net income of $466,000 and greater gains from the sale of assets of $24,000, partially offset by higher depreciation costs of $220,000 and greater deferred income taxes of $256,000.

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

Capital Expenditures

     Capital expenditures of the Company are primarily for expansion and improvement of its regulated utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $4.8 million in fiscal 2000, $3.7 million for fiscal 1999 and $3.0 million in fiscal 1998. During fiscal 2000, approximately $3.7 million was expended for system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $.9 million was expended for bulk tanks, customer tanks and equipment for the propane operating entities. Capital expenditures are expected to be approximately $3.5 million in fiscal 2001, including approximately $2.4 million for continued system expansion, construction and maintenance of the natural gas and propane vapor systems for the regulated utility operations. In addition, approximately $.7 million is expected to be expended for bulk tanks, customer tanks and equipment for the propane operating entities with the balance of $.4 million to be expended for energy marketing. The Company continues to evaluate opportunities to expand its existing businesses from time to time.

Restatement of Financial Statements

     The Company is restating its financial statements because an error was recently discovered that affects the expense for postretirement benefits other than pensions, related balance sheet accounts and certain disclosures previously reported in its financial statement for the years ended June 30, 2000 and 1999. The net effect of the correction of this non-cash error was to decrease net income by $175,422 in 2000. The Company's actuary consistently uses a method that defers and amortizes actuarial gains and losses over approximately 16 years in the determination of postretirement benefit expense. In 2000, the Company inadvertently included all of these gains in the calculation of the postretirement benefit expense, resulting in an understatement of postretirement benefit expense.

Business Factors

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


SEC Ratio of Earnings to Fixed Charges

     For the twelve months ended June 30, 2000,1999 and 1998, the Company's ratio of earnings to fixed charges was 1.92, 2.45 and 2.25 times, respectively. Fixed charges include interest related to long-term debt, short-term borrowing, certain lease obligations and other current liabilities.


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



ENVIRONMENTAL ISSUES

Refer to footnote 10 of the Company's Notes to Consolidated Financial Statements located at item 8.

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

Supplementary Data (Unaudited)
Consolidated Quarterly Financial Data
(In thousands, except per share data)


                                            FIRST          SECOND        THIRD        FOURTH
                                           QUARTER        QUARTER       QUARTER       QUARTER
                                          ---------      ---------     ---------     ----------
                                                                                     (Restated)
FISCAL YEAR 2000
Revenues                                   $12,008        $19,709       $23,861       $16,618
Operating income (loss)                      ($881)        $1,201        $2,688        ($ 144)
Net income (loss)                            ($666)          $500        $1,441        ($ 154)
Net income (loss) per share                  ($.27)          $.20          $.59        ($ .06)

FISCAL YEAR 1999
Revenues                                    $9,061        $17,115       $17,749        $9,536
Operating income (loss)                      $(893)        $1,315        $2,265          $553
Net income (loss)                            $(685)          $751        $1,290          $231
Net income (loss) per share                 $(0.28)         $0.31         $0.53         $0.10


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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued 2000 and 1999 financial statements.

                                          /s/ Ernst & Young LLP

  Salt Lake City, Utah
  August 18, 2000, except for Note 2
  As to which the date is August 31, 2001

                    Energy West Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                                                       JUNE 30
                                                                           -------------------------------
                                                                              2000                 1999
                                                                           ----------          -----------
                                                                           (Restated)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $112,174            $225,970
   Accounts receivable, less allowances for
     uncollectible accounts of  $87,999 ($84,538
     at June 30, 1999)                                                      7,729,841           6,033,820
   Natural gas and propane inventory                                        1,913,701           1,423,910
   Materials and supplies                                                     586,130             627,046
   Prepayments and other                                                      360,828             154,643
   Refundable income tax payments                                             971,626             122,202
   Recoverable costs of gas purchases                                       4,713,395           2,840,975
                                                                           ----------          ----------
Total current assets                                                       16,387,695          11,428,566

Notes receivable due after one year                                           162,385             188,446

Property, plant and equipment                                              54,801,395          50,913,383
Less accumulated depreciation and amortization                             22,997,262          21,541,657
                                                                           ----------          ----------
Net property, plant and equipment                                          31,804,133          29,371,726

Deferred charges:
   Net unamortized debt issue costs                                         1,021,274           1,112,081
   Regulatory assets for income taxes                                         485,073             641,559
   Other regulated assets                                                   1,044,259             765,529
   Other assets                                                               289,403             202,385
                                                                           ----------          ----------
Total deferred charges                                                      2,840,009           2,721,554
                                                                           ----------          ----------



Total assets                                                              $51,194,222         $43,710,292
                                                                          ===========         ===========


                                                                                      JUNE 30
                                                                          -------------------------------
                                                                              2000                1999
                                                                          -----------          ----------
                                                                           (Restated)
CAPITALIZATION AND LIABILITIES
Current liabilities:
   Long-term debt due within one year                                        $445,000            $430,723
   Notes payable                                                            4,855,000                   -
   Accounts payable--gas and electric purchases                             5,769,485           3,522,655
   Accounts payable--other                                                    589,807             679,288
   Payable to employee benefit plans                                          585,984             641,721
   Accrued vacation                                                           409,117             393,256
   Other current liabilities                                                  524,993             611,672
   Deferred income taxes--current                                           1,651,208             950,446
                                                                          -----------         -----------
Total current liabilities                                                  14,830,594           7,229,761

Other:
   Deferred income taxes                                                    3,699,199           3,565,085
   Deferred investment tax credits                                            418,593             439,655
   Contributions in aid of construction                                       993,910             938,572
   Customer Advances for Construction                                         658,748             658,867
   Accumulated postretirement obligation                                       65,803             156,535
   Regulatory liability for income taxes                                      109,481             122,641
   Deferred gain on sale-leaseback of assets                                  141,779             165,407
   Other                                                                       94,910              61,754
                                                                          -----------         -----------

Total other                                                                 6,182,423           6,108,516

Long-term debt (less amounts due within
   one year)                                                               16,395,000          16,840,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock--$.15 par value:
     Authorized--1,500,000 shares;
     Outstanding--none
   Common stock--$.15 par value:
     Authorized--3,500,000 shares;
     Outstanding--2,475,435 shares (2,433,740 shares
       at June 30, 1999)                                                      371,321             365,065
   Capital in excess of par value                                           3,906,401           3,560,541
   Retained earnings                                                        9,508,483           9,606,409
                                                                          -----------         -----------
Total stockholders' equity                                                 13,786,205          13,532,015
                                                                          -----------         -----------
Total capitalization                                                       30,181,205          30,372,015
                                                                          -----------         -----------
Total capitalization and liabilities                                      $51,194,222         $43,710,292
                                                                          ===========         ===========



See accompanying notes.

                    Energy West Incorporated and Subsidiaries

                        Consolidated Statements of Income

                                                                           YEAR ENDED JUNE 30
                                                          ----------------------------------------------------
                                                               2000               1999                1998
                                                          ------------        -----------         ------------
                                                            (Restated)
Operating revenue:
   Utilities                                               $27,578,721        $28,105,077         $27,824,360
   Propane operations                                        4,824,258          3,568,594           3,757,742
   Gas & Electric trading                                   39,413,771         21,643,071          11,383,019
   Other                                                       379,042            498,609              98,500
                                                           -----------        -----------         -----------
Total operating revenue                                     72,195,792         53,815,351          43,063,621

Operating expenses:
   Gas purchased                                            19,608,510         18,577,797          18,571,808
   Gas & Electric trading                                   38,936,672         20,850,052          10,184,855
   Other Cost of Goods Sold                                    243,128            258,987                   -
   Distribution, general and administrative                  7,648,834          8,018,224           7,696,928
   Maintenance                                                 399,579            469,021             496,545
   Depreciation and amortization                             1,856,453          1,694,895           1,732,394
   Taxes other than income                                     638,788            708,354             628,183
                                                           -----------        -----------         -----------
Total operating expenses                                    69,331,964         50,577,330          39,310,713
                                                           -----------        -----------         -----------
Operating income                                             2,863,828          3,238,021           3,752,908

Other income, net                                              580,697            818,609             142,574
                                                           -----------        -----------         -----------
Income before interest charges and
   income taxes                                              3,444,525          4,056,630           3,895,482

Interest charges:
   Long-term debt                                            1,242,380          1,258,810           1,216,190
   Short-term and other                                        431,523            233,747             367,073
                                                           -----------        -----------         -----------
Total interest charges                                       1,673,903          1,492,557           1,583,263
                                                           -----------        -----------         -----------

Income before income taxes                                   1,770,622          2,564,073           2,312,219
Provision for income taxes                                     649,352            976,760             792,129
                                                           -----------        -----------         -----------
Net income                                                  $1,121,270         $1,587,313          $1,520,090
                                                           ===========        ===========         ===========

Basic and diluted earnings per
    Common share                                             $.46                $.66                $.64



See accompanying notes.

                   Energy West Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                                                    CAPITAL IN
                                                          COMMON     EXCESS OF      RETAINED
                                                           STOCK     PAR VALUE      EARNINGS       TOTAL
                                                         --------   -----------    -----------    -------
Balance at June 30, 1997                                 $353,623   $2,932,962     $8,710,349    $11,996,934
  Exercise of stock options into 22,908 shares of
     common stock at $6.375 to $7.125 per share             3,436      157,948              -        161,384
  Sale of 8,095 shares of common stock at $8.84
     To $9.004 per share under the Company's
     Dividend reinvestment plan                             1,214       71,071              -         72,285
  Issuance of 11,639 shares of common stock to
     ESOP at estimated fair value of $8.645 per share       1,746       98,869              -        100,615
  Issuance of 3,078 shares of common stock at
     $8.395 per share under the Company's
     deferred board stock compensation plan                   462       25,378              -         25,840
  Net income for the year ended June 30, 1998                   -            -      1,520,090      1,520,090
  Dividends on common stock--$.445 per share                    -            -     (1,065,859)    (1,065,859)
                                                         --------   ----------     ----------    -----------
Balance at June 30, 1998                                  360,481    3,286,228      9,164,580     12,811,289

  Exercise of stock options into 100 shares of
     common stock at $9.00 per share                           15          885              -            900
  Sale of 15,011 shares of common stock at $8.625
     to $9.688 per share under the Company's
     dividend reinvestment plan                             2,253      132,533              -        134,786
  Issuance of 13,738 shares of common stock to
     ESOP at estimated fair value of $9.310 per share       2,061      125,840              -        127,901
  Issuance of 1,701 shares of common stock at
     $9.00 per share under the Company's deferred
     board stock compensation plan                            255       15,055              -         15,310
  Net income for the year ended June 30, 1999                   -            -      1,587,313      1,587,313
  Dividends on common stock--$.465 per share                    -            -     (1,145,484)    (1,145,484)
                                                         --------   ----------     ----------    -----------
Balance at June 30, 1999                                  365,065    3,560,541      9,606,409     13,532,015

  Sale of 24,499 shares of common stock at $7.930
     to $8.502 per share under the Company's
     dividend reinvestment plan                             3,677      194,779              -        198,456
  Issuance of 16,153 shares of common stock to
     ESOP at estimated fair value of $8.922 per share       2,423      141,695              -        144,118
  Issuance of 1,043 shares of common stock at
     $9.149 per share under the Company's
     Deferred Board stock compensation plan                   156        9,386              -          9,542
  Net income for the year ended June 30, 2000                   -            -      1,121,270      1,121,270
  Dividends on common stock--$.485 per share                    -            -     (1,219,196)    (1,219,196)
                                                         --------   ----------     ----------    -----------
Balance at June 30, 2000 (Restated)                      $371,321   $3,906,401     $9,508,483    $13,786,205
                                                         ========   ==========     ==========    ===========



See accompanying notes.

                    Energy West Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                             YEAR ENDED JUNE 30
                                                            -------------------------------------------------
                                                                2000                1999              1998
                                                            -----------          ----------        ----------
                                                            (Restated)
OPERATING ACTIVITIES
Net income                                                   $1,121,270          $1,587,313        $1,520,090
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                            2,132,118           1,912,112         1,946,480
     Write-off of investment in Gas Finco                             -                   -           250,000
     Gain on sale of assets                                    (145,289)           (121,416)         (211,465)
     Investment tax credit                                      (21,062)            (21,061)          (21,063)
     Deferred gain on sale of assets                            (23,628)            (23,628)          (23,628)
     Deferred income taxes                                      834,876             578,881           353,438
     Changes in operating assets and
       liabilities:
         Accounts receivable                                 (1,696,021)         (1,529,585)       (1,101,707)
         Natural gas and propane
           inventory                                           (489,791)          3,246,023         1,122,584
         Accounts payable                                     2,157,349           1,615,928           864,460
         Recoverable costs of gas
           purchases                                         (1,872,420)           (914,226)         (253,464)
         Prepaid gas                                           (206,185)             (7,552)          371,413
         Other assets and liabilities                        (1,174,935)            (48,620)          142,232
                                                            -----------         -----------       -----------
Net cash provided by (used in) operating
   Activities                                                   616,282           6,274,169         4,959,370

INVESTING ACTIVITIES
Construction expenditures                                    (4,756,883)         (3,731,125)       (3,014,020)
Increase in notes receivable                                          -             (13,200)         (200,000)
Proceeds from sale of assets                                    541,988             298,378         1,247,601
Collection of long-term notes                                    26,061              16,946            10,345
Customer advances for construction                                 (119)            144,804           347,374
Increase from contributions in aid of
  construction                                                   55,338              43,805            22,025
                                                            -----------         -----------       -----------
Net cash used in investing activities                        (4,133,615)         (3,240,392)       (1,586,675)

                    Energy West Incorporated and Subsidiaries


                                                                       YEAR ENDED JUNE 30
                                                                       ------------------
                                                          2000                1999                1998
                                                     ------------        ------------        ------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                    -                   -           8,000,000
Debt issuance and reacquisition costs                           -                   -            (458,642)
Payment of long-term debt                                (430,723)           (413,033)           (361,959)
Proceeds from notes payable                            44,325,000          29,231,484          22,346,120
Repayment of notes payable                            (39,470,000)        (30,674,466)        (32,283,139)
Sale of common stock                                            -                 900             161,384
Dividends paid                                         (1,020,740)         (1,010,698)           (867,118)
                                                      -----------         -----------         -----------
Net cash provided by (used in)
financing activities                                    3,403,537          (2,865,813)         (3,463,354)

Net increase (decrease) in cash and
   cash equivalents                                      (113,796)            167,964             (90,659)
Cash and cash equivalents at
   beginning of year                                      225,970              58,006             148,665
                                                      -----------         -----------         -----------
Cash and cash equivalents at
   end of year                                           $112,174            $225,970             $58,006
                                                      ===========         ===========         ===========

Supplemental disclosures of cash flow information:
   Cash paid for:
       Interest                                        $1,639,867          $1,444,943          $1,536,402
       Income taxes                                       460,000             (38,319)            862,000

Noncash financing activities:
   Dividend reinvestment and                              207,998             150,096              98,125
     compensation plan
   ESOP shares issued                                     144,118             127,901             100,615



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

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

EFFECTS OF REGULATION
      The regulatory structure which has historically embraced the gas industry has been in the process of transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition and will continue to impose additional pressure on the Company's ability to retain customers and to maintain current rate levels. The changes in the gas industry have allowed commercial and industrial customers to negotiate their own gas purchases directly with producers or brokers. To date, the changes in the gas industry have not had a negative impact on earnings or cash flows of the Company's regulated segment.
      The accounts and rates of the Company's regulated segment are subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's regulated segment maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's regulated segments differs in certain respects from application by the nonregulated segment and other nonregulated businesses. The regulated segment prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, which will be amortized over various periods of time. The costs deferred are further described in the Company's financial statements and the notes thereto. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's regulated segment were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, noncash charge to operations that could be material to the financial position and results of operations of the Company.
      However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS
      All regulatory assets have been formally approved by the applicable regulator, although other than environmental cleanup costs, no return on assets is allowed by the regulators.
      The Company uses the lives for depreciation as defined by the regulators, which approximate the economic lives for generally accepted accounting principles.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS
      Certain reclassifications have been made to the fiscal 1998 and 1999 consolidated financial statements to conform to the fiscal 2000 presentation.

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

2.  RESTATED FINANCIAL STATEMENTS
         The Company is restating its financial statements because an error was recently discovered that affects the expense for postretirement benefits other than pensions, related balance sheet accounts and certain disclosures previously reported in its financial statements for the years ended June 30, 2000 and 1999. The net effect of the correction of this non-cash error was to decrease net income by $175,422 in 2000. The Company's actuary consistently uses a method that defers and amortizes actuarial gains and losses over approximately 16 years in the determination of postretirement benefit expense. In 2000, the Company inadvertently included all of these gains in the calculation of the postretirement benefit expense, resulting in an understatement of postretirement benefit expense. The following table reflects the effect of the restatement on reported earnings for the year ended June 30, 2000.

                                            As Originally
                                              Reported                         As Restated
                                            --------------                     ------------
         Operating Income                    $3,139,720                         $2,863,828
         Income before income taxes           2,046,514                          1,770,622
         Net income                           1,296,691                          1,121,270
         Earnings per common share                 0.53                               0.46


3. NOTES PAYABLE
      At June 30, 2000, the Company maintained two lines of credit totaling $22,000,000. One line is for $11,000,000 with interest calculated the London Interbank Offering Rate ("LIBOR") plus 2% or prime less 1/2 percent, expiring January 5, 2001. The other is also for $11,000,000 with interest calculated at LIBOR plus 2% or prime less .04 percent, expiring May 1, 2001. A total of $4,855,000 and $1,442,982 had been borrowed under the line of credit agreements at June 30, 2000 and 1998 respectively. No amount was outstanding at June 30, 1999. Borrowings on lines of credit, based upon daily loan balances, averaged $5,045,943, $2,519,255 and $4,193,679 during the years ended June 30, 2000, 1999 and 1998, respectively. The maximum borrowings outstanding on these lines at any month end were $10,855,000, $5,587,000 and $11,835,000 during these same periods. The daily weighted average interest rate was 8.01%, 7.16% and 7.85% for the years ended June 30, 2000, 1999 and 1998, respectively. Management expects both lines of credit to be renewed for another year.

                    Energy West Incorporated and Subsidiaries

4. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of the following:

                                                                                          JUNE 30
                                                                               -------------------------------
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

                    Energy West Incorporated and Subsidiaries

4. LONG-TERM DEBT OBLIGATIONS (CONTINUED)

AGGREGATE ANNUAL MATURITIES

                                                      IDR
        FISCAL               SERIES                OBLIGATIONS               TOTAL
        ------               ------            ------------------          -----------

      YEAR ENDING                1997            SERIES          1993       LONG-TERM
        JUNE 30                  NOTES           1992B           NOTES     OBLIGATIONS
      -----------                -----          -------          -----     -----------
2001                         $        -       $   75,000      $  370,000    $   445,000
2002                                  -           75,000         390,000        465,000
2003                                  -           80,000         420,000        500,000
2004                                  -           85,000         445,000        530,000
2005                                  -           90,000         480,000        570,000
Thereafter                    8,000,000          975,000       5,355,000     14,330,000
                             ----------       ----------      ----------    -----------
                             $8,000,000       $1,380,000      $7,460,000    $16,840,000
Less current portion                  -           75,000         370,000        445,000
                             ----------       ----------      ----------    -----------
                             $8,000,000       $1,305,000      $7,090,000    $16,395,000
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

5. RETIREMENT PLANS
      The Company has a defined contribution pension plan (the "Plan") which covers substantially all of the Company's employees. Under the Plan, the Company contributes 10% of each participant's eligible compensation. Total contributions to the plan for the years ended June 30, 2000, 1999, and 1998 were $491,068, $497,015 and $405,441 respectively.
      The Company adopted, effective July 1, 1993, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This standard requires that the projected future cost of providing postretirement benefits be recognized as an expense as employees render service rather than when paid. Effective for fiscal year 1994, the Company modified its plan for these benefits and has elected to pay eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's transition obligation at June 30, 2000 and 1999 was $254,960 and $274,560 respectively, of which $215,000 in 2000 and $234,100 in 1999 is related to the regulated utility operations. The transition obligation was accrued as a deferred charge and will be amortized over 20 years. Substantially, all of the transition obligation is for the future cost of benefits to active employees.
      The Company's plan allows pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The prior service obligation associated with this plan change at June 30, 2000 and 1999 was $198,220 and $216,120 respectively, of which $162,020 in 2000 and $178,520 in 1999 is related to regulated utility operations. The prior service obligation was accrued as a deferred charge and will be amortized over fifteen years.

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

5. RETIREMENT PLANS (CONTINUED)
      The incremental annual increases in consolidated expenses due to adoption of SFAS No. 106 were $47,500, $115,120 and $121,600 in fiscal years 2000, 1999 and 1998, respectively. Included in these amounts were $35,800 in 2000, $95,600 in 1999 and $95,600 in 1998 relating to regulatory operations. The MPSC allowed recovery of these costs beginning on November 4, 1997 for the utility operations in Montana. Management believes it is probable that its regulators in Wyoming will allow recovery of these costs based upon recent industry rate decisions addressing this issue. The plan assets are held in a VEBA trust fund into which all the company's contributions are made. The trust primarily invests in money market funds.

The following table presents the amounts recognized at June 30, 2000 and 1999 in the consolidated financial statements.

                                                                          Years Ended June 30
                                                                     -------------------------------
                                                                       2000                 1999
                                                                       ----                 ----
                                                                     (Restated)
Service Costs                                                           $ 33,800            $ 37,900
Interest Costs                                                            47,900              50,980
Expected return on plan assets                                           (28,000)            (10,060)
Amortization of transition obligation                                     19,600              19,040
Amortization of unrecognized prior service costs                          17,900              17,256
Actuarial gain                                                           (43,700)                  -
                                                                        --------            --------
Postretirement benefit expense                                            47,500             115,116

Weighted-Average assumptions as of June 30,
 Discount rate                                                              7.75%                7.0%
Long term return on plan assets                                              9.0%                9.0%
Health care inflation rate                                                   7.0%                9.0%
                                                                  Grading to 5.5%     Grading to 5.5%

Change in benefit obligation
Projected benefit obligation
   Projected benefit obligation at July 1                               $949,845            $933,813
   Service costs                                                          33,800              37,900
   Interest costs                                                         47,900              50,980
   Actuarial gain                                                       (331,045)            (10,023)
   Benefits paid                                                         (13,600)            (62,825)
                                                                        --------            --------
Projected benefit obligation at June 30                                  686,900             949,845

Change in plan assets
   Fair value of plan assets at July 1                                   325,768             285,113
     Actual return on plan assets                                         20,227              12,280
     Contributions to the plan                                           121,600              91,200
     Benefits paid                                                       (13,600)            (62,825)
                                                                        --------            --------
   Fair value of plan assets at June 30                                  453,995             325,768
                                                                        --------            --------
Projected benefit obligation in excess of plan assets                    232,905             624,077

Transition obligation                                                   (255,000)           (274,600)
Unrecognized prior service cost                                         (198,200)           (216,100)
Unrecognized gain                                                        286,098              23,158
                                                                        --------             --------
Accrued postretirement benefit liability
recorded in other liabilities                                           $ 65,803            $156,535
                                                                        ========            ========

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

6. INCOME TAX EXPENSE
      Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, Accounting for Income Taxes. The cumulative effect of adopting Statement No. 109 created a regulatory asset and a regulatory liability for regulated operations, representing the anticipated effects on regulated rates charged to customers which will result from the adoption of Statement No.
109. For the year ended June 30, 2000, changes in certain assets and liabilities resulted in a decrease in regulatory assets of $156,486 and a decrease in regulatory liabilities of $13,160 for regulated entities, resulting in ending balances of $485,073 and $109,481 respectively.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 2000 and 1999 are as follows:


                                                                          2000                1999
                                                                      -----------         -----------
Deferred tax assets:
   Allowance for doubtful accounts                                    $   29,389          $   28,274
   Unamortized investment tax credit                                     109,702             122,862
   Contributions in aid of construction                                  184,262             164,955
   Other nondeductible accruals                                          240,032             221,949
   Deferred gain on sale of assets                                        56,627              66,064
   Other                                                                  21,588              60,224
                                                                      ----------          ----------
Total deferred tax assets                                                641,600             664,328


Deferred tax liabilities:
   Customer refunds payable                                            1,816,757           1,128,838
   Property, plant and equipment                                       3,829,193           3,715,188
   Unamortized debt issue costs                                          144,866             159,058
   Unamortized deferred rate case costs                                  101,085              84,550
   Covenant not to compete                                                72,071              76,313
   Other                                                                  28,035              15,912
                                                                      ----------          ----------
Total deferred tax liabilities                                         5,992,007           5,179,859
                                                                      ----------          ----------
Net deferred tax liabilities                                          $5,350,407          $4,515,531
                                                                      ==========          ==========

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

6. INCOME TAX EXPENSE (CONTINUED)

Income tax expense consists of the following:



                                                                       Year Ended June 30
                                                        -----------------------------------------------
                                                              2000               1999             1998
                                                              ----               ----             ----
                                                           (Restated)
Current income taxes:
   Federal                                               $  (295,999)      $   159,487      $   704,914
   State                                                     (38,092)          105,807           27,487
                                                         -----------       -----------      -----------
                                                            (334,091)          265,294          732,401
Total current income taxes

Deferred income taxes (benefits):
   Tax depreciation in excess of book                        267,543           235,141          285,124
   Book amortization in excess of tax                        (18,434)          (18,434)         (18,434)
   Recoverable cost of gas purchases                         687,795           363,763          111,393
   Regulatory surcharges                                      86,314           246,445          (93,149)

   Deferred gain (loss) on sale of assets                      1,201             9,284         (215,552)
   Contributions in aid of construction                      (19,307)          (15,862)          55,237
   Deferred rate case costs                                   16,535           (29,563)           4,553
   Bad debt reserves                                          (1,179)            5,370           23,726

   Other                                                      43,249            27,035           (5,377)
                                                         -----------       -----------      -----------
Total deferred income taxes                                1,063,717           823,179          147,521


Investment tax credit, net                                   (21,062)          (21,062)         (21,062)
                                                         -----------       -----------      -----------
Total income taxes                                       $   708,564       $ 1,067,411      $   858,860
                                                         ===========       ===========      ===========


Income taxes - operations                                $   649,352       $   976,760      $   792,129
Income taxes - other income                                   59,212            90,651           66,731
                                                         -----------       -----------      -----------
Total income taxes                                       $   708,564       $ 1,067,411      $   858,860
                                                         ===========       ===========      ===========

                   ENERGY WEST INCORPORATED AND SUBSIDIARIES

6. INCOME TAX EXPENSE (CONTINUED)

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:


                                                            2000             1999             1998
                                                            ----             ----             ----
                                                          (Restated)
Tax expense at statutory rate - 34%                        $   622,143      $   902,606     $   812,798
State income tax, net of federal tax benefit                    52,422          149,331          55,138
Amortization of deferred investment tax
   credits                                                     (21,062)         (21,062)        (21,062)
Other                                                           55,061           36,536          11,986
                                                           -----------      -----------     -----------
Total income taxes                                         $   708,564      $ 1,067,411     $   858,860
                                                           ===========      ===========     ===========


7. SEGMENTS OF OPERATIONS
      Summarized financial information for the Company's regulated utilities, propane operations, EWR and other (before intercompany eliminations between segments primarily consisting of gas sales from nonregulated to regulated entities, intercompany accounts receivable, accounts payable, equity, and subsidiary investment) is as follows:


YEARS ENDED JUNE 30                                2000
                                                REGULATED     PROPANE
                                                UTILITIES    OPERATIONS       EWR          OTHER     ELIMINATIONS   CONSOLIDATED
                                               ---------------------------------------------------------------------------------
                                                (Restated)   (Restated)    (Restated)   (Restated)                   (Restated)
OPERATING REVENUE

REGULATED UTILITIES                            $27,578,721   $        -   $          -    $      -   $         -    $27,578,721
PROPANE OPERATIONS                                       -    6,570,982              -           -    (1,746,724)     4,824,258
EWR                                                      -            -     41,623,968           -    (2,210,197)    39,413,771
OTHER                                                    -            -              -     379,042             -        379,042
                                                ----------    ---------     ----------     -------    ----------     ----------
TOTAL OPERATING REVENUE                         27,578,721    6,570,982     41,623,968     379,042    (3,956,921)    72,195,792
                                                ----------    ---------     ----------     -------    ----------     ----------

GAS PURCHASED                                   16,725,249    4,629,985              -           -    (1,746,724)    19,608,510
COST OF GOODS SOLD                                       -            -              -     243,128             -        243,128
EWR COST OF TRADING                                      -            -     41,146,869           -    (2,210,197)    38,936,672
DISTRIBUTION, GENERAL & ADMIN                    5,805,929    1,046,706        726,545      69,654             -      7,648,834
MAINTENANCE                                        348,685       50,894              -           -             -        399,579
DEPRECIATION                                     1,589,574      239,634         19,756       7,489             -      1,856,453
TAXES OTHER THAN INCOME                            520,418       69,640         33,113      15,617             -        638,788
                                                ----------    ---------     ----------     -------    ----------     ----------
OPERATING EXPENSES                              24,989,855    6,036,859     41,926,283     335,888    (3,956,921)    69,331,964
                                                ----------    ---------     ----------     -------    ----------     ----------
OPERATING INCOME                               $ 2,588,866   $  534,123   $(   302,315)   $ 43,154             -    $ 2,863,828
                                               ===========   ==========   ============    ========    ==========    ===========


                                                  1999
                                                REGULATED     PROPANE
                                                UTILITIES    OPERATIONS       EWR          OTHER       ELIMINATIONS   CONSOLIDATED
                                               -----------------------------------------------------------------------------------
OPERATING REVENUE

REGULATED UTILITIES                            $28,105,983   $        -   $         -   $         -    $(       906)   $28,105,077
PROPANE OPERATIONS                                       -    7,832,247             -             -      (4,263,653)     3,568,594
EWR                                                      -            -    25,012,590             -      (3,369,519)    21,643,071
OTHER                                                    -            -             -       498,609               -        498,609
                                               -----------------------------------------------------------------------------------
TOTAL OPERATING REVENUE                         28,105,983    7,832,247    25,012,590       498,609      (7,634,078)    53,815,351
                                                ----------    ---------    ----------       -------      ----------     ----------

GAS PURCHASED                                   16,885,480    5,956,876             -             -      (4,264,559)    18,577,797
COST OF GOODS SOLD                                       -            -             -       258,987               -        258,987
EWR COST OF TRADING                                      -            -    24,219,571                    (3,369,519)    20,850,052
DISTRIBUTION, GENERAL & ADMIN                    6,197,407    1,102,717       596,505       121,595               -      8,018,224
MAINTENANCE                                        396,057       72,964             -             -               -        469,021
DEPRECIATION                                     1,450,434      210,058        19,756        14,647               -      1,694,895
TAXES OTHER THAN INCOME                            599,615       76,039        21,900        10,800               -        708,354
                                                ----------    ---------    ----------       -------      ----------     ----------
OPERATING EXPENSES                              25,528,993    7,418,654    24,857,732       406,029      (7,634,078)    50,577,330
                                                ----------    ---------    ----------       -------      ----------     ----------
OPERATING INCOME                               $ 2,576,990   $  413,593   $   154,858   $    92,580               -    $ 3,238,021
                                               ===========   ==========   ===========   ===========      ==========    ===========

                                                  1998
                                                REGULATED     PROPANE
                                                UTILITIES    OPERATIONS       EWR          OTHER        ELIMINATIONS   CONSOLIDATED
                                               ------------------------------------------------------------------------------------
OPERATING REVENUE

REGULATED UTILITIES                            $27,824,360   $         -   $         -   $         -    $          -    $27,824,360
PROPANE OPERATIONS                                       -     8,642,464             -             -      (4,884,722)     3,757,742
EWR                                                      -             -    14,488,326             -      (3,105,307)    11,383,019
OTHER                                                    -             -             -        98,500               -         98,500
                                                ----------     ---------    ----------        ------      ----------     ----------
TOTAL OPERATING REVENUE                         27,824,360     8,642,464    14,488,326        98,500      (7,990,029)    43,063,621
                                                ----------     ---------    ----------        ------      ----------     ----------

GAS PURCHASED                                   17,046,612     6,404,939             -             -      (4,879,743)    18,571,808
COST OF GOODS SOLD                                       -             -             -             -               -              -
EWR COST OF TRADING                                      -             -    13,289,205             -      (3,104,350)    10,184,855
DISTRIBUTION, GENERAL & ADMIN                    5,910,077     1,226,697       538,438        21,716               -      7,696,928
MAINTENANCE                                        397,512        99,033             -             -               -        496,545
DEPRECIATION                                     1,435,936       270,191        17,893        14,310          (5,936)     1,732,394
TAXES OTHER THAN INCOME                            529,671        73,806        13,906        10,800               -        628,183
                                                ----------     ---------    ----------        ------      ----------     ----------
OPERATING EXPENSES                              25,319,808     8,074,666    13,859,442        46,826      (7,990,029)    39,310,713
                                                ----------     ---------    ----------        ------      ----------     ----------
OPERATING INCOME                               $ 2,504,552   $   567,798   $   628,884   $    51,674               -    $ 3,752,908
                                               ===========   ===========   ===========   ===========      ==========    ===========



YEARS ENDED JUNE 30                                   2000
                                                    REGULATED     PROPANE
                                                    UTILITIES    OPERATIONS       EWR          OTHER      ELIMINATIONS     CONSOL.
                                                   ---------------------------------------------------------------------------------
                                                    (Restated)   (Restated)    (Restated)    (Restated)    (Restated)    (Restated)
Capital expenditures                               $ 3,703,472   $  984,903   $    68,508    $       -    $         -    $ 4,756,883
                                                   ===========   ==========   ===========    =========    ===========    ===========

PROPERTY, PLANT AND EQUIPMENT, NET                  28,238,369    3,341,938       154,606            -              -     31,734,913
REAL ESTATE HELD FOR INVESTMENT                              -            -             -       69,220              -         69,220
                                                   -----------   ----------   -----------    ---------    -----------    -----------
TOTAL P&E                                           28,238,369    3,341,938       154,606       69,220              -     31,804,133

CURRENT ASSETS                                       8,543,351    2,018,623     7,985,254      897,362     (3,056,895)    16,387,695
OTHER ASSETS                                         3,703,355        9,903       334,152       26,984     (1,072,000)     3,002,394
                                                   -----------   ----------   -----------    ---------    -----------    -----------

TOTAL ASSETS                                       $40,485,075   $5,370,464   $ 8,474,012    $ 993,566    ($4,128,895)   $51,194,222
                                                   ===========   ==========   ===========    =========    ===========    ===========

EQUITY                                             $ 9,799,844   $1,759,621   $ 2,331,847    $ 966,893    ($1,072,000)   $13,786,205
LONG-TERM DEBT                                      14,663,317    1,350,876        95,419      285,388              -     16,395,000
CURRENT LIABILITIES                                 10,145,491    1,021,601     6,219,752      500,645     (3,056,895)    14,830,594
DEFERRED INCOME TAXES                                3,266,236      412,022        20,941            -              -      3,699,199
OTHER LIABILITIES                                    2,610,187      826,344      (193,947)    (759,360)             -      2,483,224
                                                   -----------   ----------   -----------    ---------    -----------    -----------

TOTAL CAPITALIZATION AND LIABILITIES               $40,485,075   $5,370,464   $ 8,474,012    $ 993,566    ($4,128,895)   $51,194,222
                                                   ===========   ==========   ===========    =========    ===========    ===========

                                                      1999
                                                    REGULATED     PROPANE
                                                    UTILITIES    OPERATIONS       EWR          OTHER      ELIMINATIONS     CONSOL.
                                                   ---------------------------------------------------------------------------------
Capital expenditures                               $ 3,012,735   $  688,932   $     2,482    $  26,976    $         -    $ 3,731,125
                                                   ===========   ==========   ===========    =========    ===========    ===========

PROPERTY, PLANT AND EQUIPMENT, NET                  26,200,361    2,599,628       105,854            -              -     28,905,843
REAL ESTATE HELD FOR INVESTMENT                              -            -             -      465,883              -        465,883
                                                   -----------   ----------   -----------    ---------    -----------    -----------
TOTAL P&E                                           26,200,361    2,599,628       105,854      465,883              -     29,371,726

CURRENT ASSETS                                       6,581,740    1,467,551     4,648,930       18,498     (1,288,153)    11,428,566
OTHER ASSETS                                         3,749,899       13,204       218,897            -     (1,072,000)     2,910,000
                                                   -----------   ----------   -----------    ---------    -----------    -----------

TOTAL ASSETS                                       $36,532,000   $4,080,383   $ 4,973,681    $ 484,381    ($2,360,153)   $43,710,292
                                                   ===========   ==========   ===========    =========    ===========    ===========

EQUITY                                             $ 9,767,171   $1,463,217   $ 2,445,044    $ 927,679    ($1,071,096)   $13,532,015
LONG-TERM DEBT                                      15,108,317    1,350,876        95,419      285,388              -     16,840,000
CURRENT LIABILITIES                                  4,348,582      755,054     3,434,203      (19,021)    (1,289,057)     7,229,761
DEFERRED INCOME TAXES                                3,253,552      323,284        21,611      (33,362)             -      3,565,085
OTHER LIABILITIES                                    4,054,378      187,952    (1,022,596)    (676,303)             -      2,543,431
                                                   -----------   ----------   -----------    ---------    -----------    -----------

TOTAL CAPITALIZATION AND LIABILITIES               $36,532,000   $4,080,383   $ 4,973,681    $ 484,381    ($2,360,153)   $43,710,292
                                                   ===========   ==========   ===========    =========    ===========    ===========

                   Energy West Incorporated and Subsidiaries

8. STOCK OPTIONS AND OWNERSHIP PLANS

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

8. STOCK OPTIONS AND OWNERSHIP PLANS (CONTINUED)

      A summary of the activity under the plans is as follows:

                                                                                                Weighted
                                                                                                 Average
                                                                            Number of           Exercise
                                                                              Shares              Price
                                                                        ------------------ -------------------
          Fiscal 1998
          Outstanding at July 1, 1997                                              89,428              $7.533
          Granted                                                                       -                   -
          Exercised                                                               (22,908)             $7.045
          Expired                                                                 (37,920)             $7.172
                                                                                 --------
          Outstanding at June 30, 1998                                             28,600              $8.402
                                                                                 --------

          At June 30, 1998
          Exercisable                                                              28,600
          Available for grant                                                      42,820

          Fiscal 1999
          Outstanding at July 1, 1999                                              28,600              $8.402
          Granted                                                                  42,820              $9.096
          Exercised                                                                  (100)             $9.000
          Expired                                                                  (3,600)             $7.375
                                                                                 --------
          Outstanding at June 30, 1999                                             67,720              $8.894
                                                                                 --------

          At June 30, 1999
          Exercisable                                                              67,720
          Available for grant                                                       3,600

          Fiscal 2000
          Outstanding at July 1, 1999                                              67,720              $8.894
          Granted                                                                       -                   -
          Exercised                                                                     -                   -
          Expired                                                                  (5,000)             $9.125
                                                                                 --------


          Outstanding at June 30, 2000                                             62,720              $8.972
                                                                                 --------


          At June 30, 2000
          Exercisable                                                              62,720
          Available for grant                                                       8,600



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

                    ENERGY WEST INCORPORATED AND SUBSIDIARIES

9. LEASES
      The Company leases a building in Cody, Wyoming. The lease expires on June 30, 2005. Future minimum rental payments will be approximately $79,200 per year from fiscal 2000 through fiscal 2005, for total future minimum lease payments of $396,000. Rental expenses related to this lease were $80,739, $80,631 and $74,438 in fiscal years 2000, 1999 and 1998, respectively.
      The Company leases certain property consisting of land, offices and office buildings for a period of ten years at an annual rent of $51,975. The initial ten-year term of the lease is extended for two successive five-year periods unless the Company provides at least six months notice prior to the end of either the initial term or the first successive five-year term.
      The Company does not have an option to repurchase the real property. However, should the lessor have a bona fide third-party offer, the Company has the right of refusal to buy the land and buildings under the same terms and conditions.
      The future minimum lease payments under the terms of the related lease agreement required the payment of $51,975 per year from fiscal 2000 through fiscal 2006, for future minimum lease payments of $311,850.


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

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

11. REGULATORY MATTERS
      In October 1999, the Company applied for recovery of approximately $2,960,000 in gas costs with the Montana Public Service Commission (MPSC). This gas cost application is similar to applications made annually as the mechanism the MPSC utilizes to permit recovery of gas costs. The Montana Consumer Counsel
(MCC) intervened in this application, and a hearing on this matter was held on May 31, 2000. A work session was held on September 26, and the MPSC ruled in favor of the Company.

12. FINANCIAL INSTRUMENTS & RISK MANAGEMENT

      Gas Trading Derivatives

      In July 1998 the Company signed a basis swap agreement between the NYMEX and AECO price indexes. The contract period for the 5,000 MMBTU per day begins November 1, 1999 and ends October 31, 2000. The swap compares the index price of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.62 per MMBTU. The Company settled this basis differential at $.38 resulting in a gain of $390,000 which is included in other income in 1999. The company has designated this basis swap as a trading commodity derivative.
      In May 1999 the Company signed a basis swap agreement between the NYMEX and AECO price indexes. The contract period for 4,000 MMBTU per day began June 1, 1999 and ended October 31, 1999. The swap compared the index price of natural gas quoted on the NYMEX gas exchange with the AECO gas exchange on a daily basis. The original basis differential was at $.38 per MMBTU. The Company designated this swap as a trading commodity derivative. The Company settled the June 1999 portion of the swap at a gain of $13,000 and settled the remaining portion, a basis differential, at $.36 for an additional gain of $7,500.
      The Company entered into two swap agreements with a market maker which requires the market maker to pay a fixed price to the Company and for the Company to pay the AECO index price for the contracted volumes. The Company

                    Energy West Incorporated and Subsidiaries

12. FINANCIAL INSTRUMENTS & RISK MANAGEMENT (CONTINUED)

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

ENERGY WEST INCORPORATED

/s/  Edward J. Bernica
------------------------------------------------------
Edward J. Bernica,
President & Chief Executive Officer
(Principal Executive Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Larry D. Geske                                   09/27/00
-----------------------------
Larry D. Geske                       Director         Date

/s/ Andrew Davidson                                   09/27/00
-----------------------------
Andrew Davidson                      Director         Date

/s/ Thomas N. McGowen, Jr.                            09/27/00
-----------------------------
Thomas N. McGowen, Jr.               Director         Date

/s/ G. Montgomery Mitchell                            09/27/00
-----------------------------
G. Montgomery Mitchell               Director         Date

/s/ George D. Ruff                                    09/27/00
-----------------------------
George D. Ruff                       Director         Date

/s/ David A. Flitner                                  09/27/00
-----------------------------
David A. Flitner                     Director         Date

/s/ Dean South                                        09/27/00
-----------------------------
Dean South                           Director         Date

/s/ Richard J. Schulte                                09/27/00
-----------------------------
Richard J. Schulte                   Director         Date

EXHIBIT INDEX


EXHIBITS

23.1     Consent of Independent Auditors (filed herewith).