Form 10-K405
period 2001-06-30
ENERGY WEST INC
filed 2001-09-28
CIK 43350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File number 0-14183
                            ENERGY WEST INCORPORATED
             (Exact name of registrant as specified in its charter)

                  Montana                                  81-0141785
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

  1 First Avenue South, Great Falls, Mt.                      59401
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 2001: Common Stock, $.15 Par Value - $27,569,313 The number of shares outstanding of the issuer's classes of common stock as of September 20, 2001: Common Stock, $.15 Par Value - 2,513,910 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held November 15, 2001 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
Part I
------
Item 1            Business                                                                                 3
Item 2            Properties                                                                              11
Item 3            Legal Proceedings                                                                       12
Item 4            Submission of Matters to a Vote of Security Holders                                     14

Part II
-------
Item 5            Market for Registrant's Common Stock and Related Stockholder Matters                    18
Item 6            Selected Financial Data                                                                 19
Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operation    20
Item 8            Financial Statements                                                                    32
Item 9            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    62

Part III
--------
Item 10           Directors and Executive Officers of the Registrant                                      63
Item 11           Executive Compensation                                                                  63
Item 12           Security Ownership of Certain Beneficial Owners and Management                          63
Item 13           Certain Relationships and Related Transactions                                          63

Part IV
Item 14           Exhibits, Financial Statement Schedules and Reports on form 8-K                         64

PART I
Item 1. - Business

         ENERGY WEST INCORPORATED ("the Company") is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. The Company's regulated utility operations involve the distribution and sale of natural gas to the public in the Great Falls and West Yellowstone, Montana and Cody, Wyoming areas and sale of propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas. The West Yellowstone, Montana utility is supplied by liquefied natural gas ("LNG").

         The Company conducts certain non-regulated non-utility operations through its three wholly owned subsidiaries, Energy West Propane, Inc. ("EWP"), formerly Rocky Mountain Fuels, Inc., Energy West Resources, Inc. ("EWR"), and Energy West Development, Inc. ("EWD"), formerly Montana Sun. EWP is engaged in the distribution of retail and wholesale bulk propane in Wyoming, Arizona and Montana. EWR is involved in the marketing of gas, electricity and propane in Montana and Wyoming. EWD owns one real estate property in Great Falls, Montana.

Natural Gas Operations

         The Company's primary business is the distribution and sale of natural gas to residential, commercial and industrial customers. The Company's natural gas operations consist of two divisions, Energy West - Montana, including operations in Great Falls and West Yellowstone, Montana and Energy West - Wyoming, serving customers in and around the towns of Cody and Meeteetse, Wyoming. Generally, residential customers use natural gas for space heating and water heating, commercial customers use natural gas for space heating and cooking, and industrial customers use natural gas as a fuel in industrial processing and space heating. The Company's revenues from natural gas operations are generated under tariffs regulated by the respective state utility commissions. The earnings from EWD represent less than 1% of the Company's overall earnings, and are reported as part of the natural gas operations.

Energy West - Montana ("EWM") - Great Falls division

         The EWM - Great Falls division ("GF division") provides natural gas service to Great Falls, Montana and much of suburban Great Falls within approximately 11 miles of the city limits. The service area has a population base of approximately 79,000. The division has a franchise to distribute natural gas within the city of Great Falls. The franchise was renewed for 50 years by the City of Great Falls in 1971. As of June 30, 2001, the GF division provided service to over 26,000 customers, an oil refinery, Malmstrom Air Force Base ("Malmstrom") and several other industrial customers, served through distribution transportation agreements.

The following table shows the GF division's revenues by customer class for the year ended June 30, 2001 and the past two fiscal years:

                                  Gas Revenues
                                 (in thousands)

                                                     Years Ended June 30,
                                           -------------------------------------
                                             2001           2000           1999
                                           -------        -------        -------
Residential .......................        $16,705        $ 9,701        $ 9,513
Commercial ........................          9,113          4,848          5,412
Transportation ....................          2,045          2,090          1,750
                                           -------        -------        -------
              Total ...............        $27,863        $16,639        $16,675
                                           =======        =======        =======

         The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold or transported by the GF division for the year ended June 30, 2001 and the past two fiscal years:

                                   Gas Volumes
                                     (MMcf)

                                                        Years Ended June 30,
                                                   -----------------------------
                                                    2001        2000        1999
                                                   -----       -----       -----
Residential ................................       2,417       2,039       2,179
Commercial .................................       1,321       1,019       1,233
                                                   -----       -----       -----
              Total Gas Sales ..............       3,738       3,058       3,412
                                                   =====       =====       =====
Transportation .............................       1,615       1,632       1,431
                                                   =====       =====       =====

         Malmstrom, a gas transportation customer is GF division's largest customer, accounting for approximately 4% of the revenues of the division in fiscal 2001. Malmstrom contracts with third parties for its gas commodity, and pays the division for transport. Malmstrom purchases gas for space heating and water heating for buildings and residential housing, to supplement its coal-fired central heating system. Malmstrom, which is located near Great Falls, is an air force base with several wings of Minuteman III intercontinental nuclear missiles. The base employed approximately 4,400 military personnel and 550 civilian personnel as of June 30, 2001.

         The GF division has 800 transport customers, the largest one being an oil refinery located in the city. The Company provides distribution service, transporting gas to this customer for processing use in its refining business. In fiscal 2001, the refinery accounted for less than 1% of the consolidated revenues of the Company. Historically, this customer's gas load has remained relatively constant during the year because the gas is used in the customer's business and is therefore not weather-sensitive.

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

         Pursuant to the tariffs of Montana Power Company ("MPC") the Company is permitted to utilize the MPC pipeline transmission system to transport supplies for its core load. The Company also permits utilization of this "pipeline capacity" by its customers who have chosen to obtain their supply of natural gas from third parties. As to these "transportation" customers, the Company provides distribution, balancing and transportation services. As part of a settlement of an MPC filing with the MPSC, MPC and the Company entered into a ten-year agreement that froze the rate for transportation services at levels below the rate applicable to other wholesale pipeline customers of MPC. The agreement also provides that the Company will pay for storage services, at rates that are frozen for that same ten-year period.

         In October 2000, the GF and West Yellowstone divisions filed its annual gas cost recovery application with the MPSC and received interim rate relief in December 2000. The division's costs of gas accelerated during this time-frame due to indexed priced contracts and very high index prices and in February 2001, the division amended its application and received a second interim order in March, 2001 along with the implementation of a monthly tracker, wherein if the division's natural gas costs change more that $.10 in any month, the division must file for an increase or decrease, subject to an audit of the unrecovered balance by the MPSC and Montana Consumer Counsel once a year. The division received a final order confirming the second interim order on August 31, 2001.

Energy West - Wyoming ("EWW") division

         The EWW division provides natural gas service in Northwestern Wyoming to the city of Cody and the towns of Meeteetse and Ralston and the surrounding areas. The service area has a population base of approximately 12,000. The EWW division has a certificate of public convenience and necessity granted by the Wyoming Public Service Commission (the "WPSC") for transportation and distribution covering the west side of the Big Horn Basin, which stretches approximately 70 miles north and south and 40 miles east and west from Cody. As of June 30, 2001, the EWW division provided service to approximately 5,700 customers, including one industrial customer. The division also provides transportation service to two customers.

         The following table shows the EWW division's revenues by customer class for the year ended June 30, 2001 and the past two fiscal years:

                                  Gas Revenues
                                 (in thousands)

                                                     Years Ended June 30,
                                           -------------------------------------
                                              2001           2000           1999
                                           -------        -------        -------
Residential .......................        $ 4,409        $ 2,334        $ 2,510
Commercial ........................          3,512          1,927          2,004
Industrial ........................          3,481          1,852          2,000
Transportation ....................            447            304            304
                                           -------        -------        -------
              Total ...............        $11,849        $ 6,417        $ 6,818
                                           =======        =======        =======

         The following table shows the volumes of natural gas, expressed in millions of cubic feet ("MMcf") at 13.28 P.S.I.A., sold by the EWW division for the year ended June 30, 2001 and the past two fiscal years:

                                   Gas Volumes
                                     (MMcf)

                                                        Years Ended June 30,
                                                   -----------------------------
                                                    2001        2000        1999
                                                   -----       -----       -----
Residential ................................         529         461         500
Commercial .................................         488         482         496
Industrial .................................         571         625         674
                                                   -----       -----       -----
              Total Gas Sales ..............       1,588       1,568       1,670
                                                   =====       =====       =====
Transportation .............................         380         261         320
                                                   =====       =====       =====

         The industrial sales in the EWW division are to Celotex, a manufacturer of gypsum wallboard, under an annual contract. Sales to the customer are made pursuant to a special industrial tariff, which fluctuates, with the cost of gas. In fiscal 2001 this customer accounted for approximately 29% of the revenues of the division and approximately 3% of the consolidated revenues of the Company. The division's sales to Celotex, whose business is cyclical and dependent on the level of national housing starts, decreased by approximately 9% from the previous year's volumes. No assurance can be given that Celotex will continue to be a significant customer of the EWW division.

         The EWW division's primary transportation customer and primary supplier of natural gas is the Company's marketing affiliate Energy West Resources, Inc. under a three-year agreement entered into in May of 2000. In addition, the division has a backup contract to purchase natural gas from Coastal Gas Marketing, but has never purchased gas under this contract. The parameters of the transportation tariff (currently between $.08 and $.30 per Mcf) are established by the WSPC.

         During fiscal 2000, the Company was a party to gas financial swap agreements for its regulated operations in the EWW division. Under these agreements, the Company is required to pay the counterparty (an entity making a market in gas futures) a cash settlement equal to the excess of the stated index price over an agreed upon fixed price for gas purchases. The Company receives cash from the counterparty when the stated fixed price falls below the index price. These swap agreements are made to minimize exposure to gas price fluctuations. Any cash settlements or receipts are included in gas purchased.

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

Energy West Development

         EWD owns a parcel of undeveloped land in Great Falls, Montana. A second parcel of Commercial real estate property, owned by EWD for approximately 17 years and leased to a federal governmental agency, was sold on June 30, 2000, at an after-tax gain of approximately $50,000.

Propane Operations

         The Company conducts its propane operations through its subsidiary Energy West Propane ("EWP") and its two regulated propane distribution divisions, Energy West - Arizona ("EWA") and Energy West - Montana - Cascade ("EWM - Cascade division"). EWP is engaged in the bulk sale of propane through its three divisions: Energy West Propane-Wyoming (formerly Wyo L-P), which serves Northwestern Wyoming, Energy West Propane-Arizona (formerly Petrogas of Arizona), which serves the Payson, Arizona area and Energy West Propane-Montana (formerly Missouri River Propane), which sells bulk propane in the Cascade County area, surrounding Great Falls, Montana. The EWA division is involved in the regulated distribution of propane in the Payson, Arizona area, while the EWM
- Cascade division is involved in the regulated distribution of propane in the City of Cascade, Montana area. The service area of the EWA division includes approximately 575 square miles and has a population base of approximately 30,000.

          The EWA division operations are subject to regulation by the Arizona Corporation Commission, which regulates rates, adequacy of service, and other matters. The EWA division's properties include approximately 150 miles of underground distribution pipeline and an office building leased from a third party. The division purchases its propane supplies from Energy West Propane-Arizona under terms reviewed periodically by the Arizona Corporation Commission.

         The EWM - Cascade division's operations are subject to regulation by the Montana Public Service Commission, which regulates rates, adequacy of service, issuance of securities and other matters. The EWM Cascade division's properties include approximately 10 miles of underground distribution pipeline. The division purchases its propane supplies from Energy West Propane-Montana under terms reviewed periodically by the MPSC.

         EWP had approximately 9,570 customers as of June 30, 2001, of which the EWP - Wyoming had approximately 640 customers, EWP - Arizona 1,750 customers, EWP - Montana approximately 350, EWA 6,520 customers and EWM - Cascade division 310 customers. EWP in Wyoming, Montana and Arizona purchases propane from the Company's subsidiary EWR through its wholesale operations d.b.a. Rocky Mountain Fuels Wholesale, and sells bulk propane to residential and commercial customers, primarily for use in space heating and cooking. EWP - Arizona also supplies propane to the EWA division, for underground propane-vapor systems serving the city of Payson, Arizona and surrounding areas while EWP - Montana supplies propane to EWM - Cascade division, for underground propane-vapor systems serving the city of Cascade, Montana and surrounding areas. For the twelve months ended June 30, 2001, EWP's revenues were approximately $4,824,000, (excluding $1,747,000 in inter-company sales from EWP - Arizona to the EWA division and from EWP - Montana to the EWM - Cascade division).

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

Energy Marketing and Wholesale Operations

         The Company, through its wholly-owned subsidiary, Energy West Resources
(EWR) conducts certain marketing and trading activities as well as wholesale distribution activities involving the sale of natural gas, electricity and propane in Montana, Wyoming, and Arizona.

         The legislation and subsequent MPSC orders permitting open access on the MPC gas transportation and electricity system in Montana have presented opportunities for EWR to do business as a broker of natural gas and electricity, using the MPC and other systems. EWR has concentrated its efforts on industrial and large commercial customers, but began marketing gas and electricity to small commercial and residential customers during fiscal 2000. In August 2000, the Company purchased two pipelines in northern Wyoming to be operated by EWR as natural gas gathering lines. In July 2000, the Company opened a propane transfer terminal near Superior, Montana, d.b.a. Rocky Mountain Fuels Wholesale. EWR has from time to time entered into certain financial agreements to fix the price of its natural gas and electricity. If the price obtained through such instruments is favorable or unfavorable compared to subsequent market conditions, net earnings or losses can result from such arrangements.

Capital Expenditures

         The Company generally conducts a continuing construction program and is continuing expansion of its gas and propane pipeline systems, in all of its utility service areas, as a result of growth and system maintenance and enhancement. The Company also continues to experience growth in its retail propane operations requiring capital expenditures to serve those customers. In fiscal years 2001, 2000 and 1999, total capital expenditures for the Company were approximately $3,276,000, $4,757,000 and $3,731,000 respectively.

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

         EWR's principal competition is from other gas-marketing firms doing business in the State of Montana. EWR presently has 210 customers for natural gas services and 1,153 for electricity services. The GF division and MPC have filed plans with the MPSC, to allow all of its customers to choose a natural gas supplier other than the utility. Those plans have been approved by the MPSC. EWR believes that the unbundling of natural gas service will continue to provide future opportunity for gas marketing operations. The unbundling of electric utility service, occurring in phases on the MPC system, may provide future opportunity for electric marketing operations.

                  The Company had 138 employees as of June 30, 2001. Ten of these were employed by the Company's Energy Marketing and Wholesale Operations, 27 by the Company's Propane Operations; and the remaining 101 were employed by the Company's Natural Gas Operations and the Company's corporate staff (13 individuals). The Company's Natural Gas Operations include 16 employees represented by two labor unions. Contracts with each of these unions are in place until June 30, 2003. The Company believes that its relationship with its employees is satisfactory.

         The Company has management and employee incentive programs tied to bottom-line performance of the corporation. Officers and management participate in a pay-for-performance program based on achievement of earnings and Economic Value Added (EVA) targets. The targets are set by the Board of Directors, and are based on the operating budget set by the Company. Division personnel incentives are based on a combination of the segment earnings performance and on the corporate performance measures discussed above. In addition, a portion of the payout is made upon achievement of Balanced Goal Card Objectives or performance goals, set at the beginning of each year. All officers and eligible employees participate in the Company's Employee Stock Ownership Plan ("ESOP"), in which payout is approved by the Board each year.

         The Company has implemented a deferred compensation plan for directors, which allows a director to defer directors' fees and incentive awards. The plan provides incentive compensation based on the total fees earned by each Director for each year multiplied by the percentage incentive award for that year to the chief executive officer (CEO). Fees (either cash or stock) and incentive compensation (stock only) can be received either currently, as they are earned, or on a deferred basis. Elections to defer receipts are subject to timing requirements.

PART I
Item 2. - Properties

         The Company owns all of its properties in Great Falls and Cascade, including an office building, a service and operating center, regulating stations and its distribution system. In Wyoming, the Company owns its distribution system, including 167 miles of transmission pipeline. In August 2000, the Company purchased two pipelines in northern Wyoming to be operated by the Energy Marketing and Wholesale Operation as natural gas gathering lines and, in fiscal 2001, completed and opened a wholesale propane facility in Superior, Montana adjacent to a rail line.

         Office and service buildings for the EWW division are leased under long-term leases. EWP owns buildings, propane tanks and related metering and regulating equipment for the Wyoming, Arizona, and Montana propane distribution operations. In Arizona, the Company owns mains, service lines and five acres of land for its propane vapor distribution operation in Payson, Arizona. Its office building is leased for a period ending in 2006 with a provision for extension of the lease for two successive five (5) year periods. Under the terms of the lease EWP has a right of first refusal to purchase the property.

Item 3. - Legal Proceedings

         From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company does not believe that the outcome of any presently pending claims or litigation will cause a material adverse effect. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

         On September 4, 1998, the Company received correspondence from the Department of Justice that a claim was being considered by the United States of America (U.S.) against Energy West, Incorporated. The correspondence indicated that a complaint has been prepared by Jack Grynberg, acting as Relater on behalf of the U.S., alleging that the Company had utilized improper measurement procedures in the measurement of gas which was produced from wells owned by it, by its subsidiaries, or from which the Company may have acted as operator. The alleged improper measurement procedure purportedly understated the amount of royalty revenue, which would have been paid to the U.S. The complaint is substantially identical to the complaint being made against seventy-seven other parties. The Company is alleged to have been responsible for the measurement of over 150 wells during a five-year period. The Company has investigated this allegation and believes it had measurement responsibility for one well. The quantity of production from that well is small enough that the Company does not expect its potential liability to be material from any adverse decision. Furthermore, the Company believes that the allegations made by Mr. Grynberg are not sustainable. In the spring of 1999 the United States declined to intervene in the action. Mr. Grynberg has served the Company with the complaint, and the matter is currently the subject of preliminary motions in Federal Court. The Company intends to vigorously contest the claims made in the complaint.

         On July 2, 2001, the Company's wholly-owned subsidiary Energy West Resources, Inc. (EWR) filed a complaint against PPL Montana, LLC (PPLM) in the United States District Court for the District of Montana. In its complaint, EWR sought injunctive and declaratory relief relating to a wholesale electricity supply contract between EWR and PPL dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). The Contract calls for PPL to sell wholesale electric energy to EWR for a two-year period commencing July 1, 2000. EWR filed its July 2, 2001 lawsuit because PPLM had threatened to terminate sales and deliveries of electric energy to EWR under the Contract, and also demanded that EWR make substantial payments to PPLM relating to past power sales under the Contract. On July 13, 2001, PPLM filed suit against EWR in Montana state court seeking unspecified damages and other relief.

         EWR has received substantial imbalance payments as a result of the amount of power that it has scheduled and purchased from PPLM. The imbalance payments were made to EWR by its transmission provider, The Montana Power Company (MPC), pursuant to the imbalance provisions in MPC's transmission tariff on file with the Federal Energy Regulatory Commission (FERC). PPLM claims that, as a result of EWR's scheduling under the Contract, EWR made profits of approximately $7.5 million for the period from July 1, 2001 through December 31, 2000, and additional profits for subsequent periods, and that PPLM is entitled to such profits. PPLM also has taken the position that it has the right to terminate deliveries of energy under the Contract. Any recovery of damages by PPLM, as well as the resulting costs to EWR of securing alternative supplies in the event of termination of the Contract, could be material to the Company and its financial condition.

         EWR denies liability to PPLM. EWR believes that its scheduling practices were reasonable under the circumstances, and that it is not in default under the Contract.

         On July 6, 2001, the U.S. District Court granted a temporary restraining order barring PPLM from terminating sales and deliveries of energy to EWR under the Contract. On July 19, 2001, the court stayed further proceedings in order to permit PPLM to file a request with FERC to assert primary jurisdiction over the parties' contract dispute. On July 20, 2001, PPLM filed a notice of cancellation with FERC in which PPLM requested FERC to assert primary jurisdiction over the dispute and to approve PPLM's request for early cancellation of the Contract. EWR opposed PPLM's requests. On September 14, 2001, FERC issued an order rejecting PPLM's notice of cancellation. In its order, FERC ruled that the courts are the appropriate venue for adjudication of the parties' contract dispute. The FERC order does not prevent PPLM from refiling a notice of cancellation with FERC after the conclusion of appropriate judicial proceedings.

         As a result of the FERC ruling, the litigation has returned to the U.S. District Court in Montana. PPLM's separate state court action has been removed to the U.S. District Court for the District of Montana and consolidated with EWR's lawsuit in that court. The parties currently are engaged in the process of discovery in the judicial proceeding. EWR intends to vigorously advocate and defend its position in the ongoing litigation with PPLM. The Company believes that it has established adequate reserves with respect to the litigation with PPLM; however, there can be no assurance that any liability will not exceed the amounts provided.

Item 4. - Submission of Matters to a Vote of Security Holders None


The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and executive officers of the Company:

Name                       Age                               Position
----                       ---                               --------
Larry D. Geske              62          Director since 1978; served as President and
                                        Chief Executive Officer from 1979 until
                                        September 17, 2001.



Edward J. Bernica           52          President and Chief Executive Officer
                                        effective September 17, 2001. Chief
                                        Operating Officer and Chief Financial
                                        Officer since March 1999; Vice-President and
                                        Chief Financial Officer from October 1994 to
                                        March 1999.




William J. Quast            62          Vice-President, Treasurer and Assistant
                                        Secretary since July 1, 2000; Vice-President
                                        and Manager of Montana Operations from July
                                        1998 to July 2000.



Tim A. Good                 56          Vice-President and Manager of Natural Gas
                                        Operations since July 1, 2000,
                                        Vice-President and Manager of Energy West
                                        Wyoming since 1988.




Sheila M. Rice              54          Vice-President of Marketing since July 1998;
                                        Vice-President and Division Manager of the
                                        EWM - Great Falls division from April 1993
                                        to July 1998.




John C. Allen               50          General Counsel and Vice-President of Human
                                        Resources and Secretary since 1992;
                                        Corporate Counsel and Secretary since 1988.

Name                       Age                               Position
----                       ---                               --------
Douglas R. Mann             54          Vice-President and Manager of Energy West
                                        Propane Operations since July 1, 2000;
                                        Vice-President of Energy West Arizona
                                        Division since February 1995.



Steven G. Powers            53          Assistant Vice-President and Manager of
                                        Energy West Resources since August 1997.

Name                       Age                Position
----                       ---                --------
George D. Ruff              63          Director since 1996

Thomas N. McGowen, Jr.      75          Director since 1978

G. Montgomery Mitchell      73          Director since 1984

Dean South                  58          Director since 1996

David A. Flitner            68          Director since 1988

Richard J. Schulte          61          Director since 1997

Andrew Davidson             34          Director since 1999


Larry D. Geske has been employed by the Company since 1975 and became President and Director of the Company in 1978. In 1979, Mr. Geske was appointed to the position of Chief Executive Officer. He was reappointed to the position of President and Chief Executive Officer on December 12, 2000, and served in this capacity until September 17, 2001.

The Company has employed Mr. Edward J. Bernica since October 1994. In November 1994, Mr. Bernica became Vice-President and Chief Financial Officer until his appointment as Executive Vice-President, Chief Operating Officer and Chief Financial Officer in March 1999. He was appointed President and Chief Executive Officer on September 17, 2001.

William J. Quast has been Vice-President, Treasurer, Controller and Assistant Secretary since 1988, Vice-President and Division Manager of the Montana Operations since 1998 and on July 1, 2000 was appointed Vice-President, Treasurer and Assistant Secretary.

Tim A. Good has been Vice-President of Natural Gas Operations since July 1, 2000, he served as Vice President and Division Manager of the Energy West Wyoming Division from 1988 to 1999.

Sheila M. Rice has been Vice-President of Marketing since July 1, 1998, from 1993 until July 1, 1998 she served as Vice-President and Division Manager of the Energy West Montana Division.

John C. Allen has been General Counsel and Vice-President of Human Resources since 1992.

Douglas R. Mann has been Vice-President of the Energy West Propane Division since July 1, 2000, from February, 1999 until July 1, 2000, he served as Vice-President of the Energy West Arizona Division, from 1995 until July 1, 1999, he served as Assistant Vice-President and General Manager of the Arizona Division.

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

Thomas N. McGowen, Jr. has been a Director of the Company since 1978. Mr. McGowen is a retired attorney and is past President and Chairman of the Board of Pabst Brewing Company. Mr. McGowen is a Director of Federal Signal Corporation.

G. Montgomery Mitchell has been a Director of the Company since 1984. Mr. Mitchell was a Senior Vice-President and Director of Stone and Webster Management Consultants, Inc. from August 1980 until his retirement in 1993. Mr. Mitchell is a Director of Energy South, Inc.

Dean South has been a Director of the Company since 1996. Mr. South currently ranches north of Helena, Montana. Mr. South has been active in the management of propane distribution companies for most of his career. In 1991, Mr. South retired from the propane distribution industry having served as Vice-President of Western Operations for Heritage Propane Corporation from October of 1989 until his retirement in 1991. From 1986 until 1989 he served as President and Chief Operating Officer of Louis-Dreyfus Propane Corporation. From 1981 until 1986 he served as President of Northern Energy Company which subsequently merged with Louis-Dreyfus Propane.

David A. Flitner has been a Director of the Company since 1988. Mr. Flitner is owner of the Flitner Ranch and Hideout Adventures, Inc., a recreational enterprise.

Richard J. Schulte has been a Director of the Company since 1997. He is a principal in Schulte Associates LLC, a consulting firm providing management, marketing, restructuring and planning services to energy related businesses. Mr. Schulte was formerly President of International Approval Services, Inc. and Senior Vice-President of Laboratories for the American Gas Association. He is Vice-Chairman of the American Society for Testing and Materials (ASTM International).

Andrew Davidson has been a Director of the Company since 1999. Mr. Davidson is Vice-President and Portfolio Manager for Davidson Investment Advisors and a financial consultant for Davidson Companies. He has served in both capacities since 1993.

PART II

Item 5. - Market for registrant's common equity and related stockholder matters

Common Stock Prices and Dividend Comparison - Fiscal 2001 and 2000
Shares of the Company's Class "A" Common Stock are traded in the over-the-counter market on the NASDAQ (National Association of Securities Dealers Automated Quotation) system-symbol: EWST. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent the actual transactions.

Price Range - Fiscal 2001                                      High             Low
                                                              ------           -----
First Quarter                                                  9.125           7.563
Second Quarter                                                 9.750           8.500
Third Quarter                                                 10.563           9.313
Fourth Quarter                                                16.500           9.500
Year                                                          16.500           7.563



Price Range - Fiscal 2000                                      High             Low
                                                              ------           -----
First Quarter                                                  9.438           7.000
Second Quarter                                                 8.813           8.000
Third Quarter                                                  8.563           7.000
Fourth Quarter                                                 8.250           7.500
Year                                                           9.438           7.000

Dividends: The Board of Directors normally considers approving common stock dividends for payments in March, June, September and January. Quarterly dividend payments per common share for Fiscal Years 2001 and 2000 were:


                                          Fiscal 2001              Fiscal 2000
                                          -----------              -----------
September                                   $.1250                   $.1200
January                                     $.1250                   $.1200
March                                       $.1250                   $.1200
June                                        $.1300                   $.1250

Item 6. - Selected Financial Data

Selected Financial Data on a Consolidated Basis (2001-1997)

(dollar amounts in thousands, except per share data)

                                       2001        2000        1999        1998        1997
                                    ----------  ----------  ----------  ----------  ----------
Operating results:
Operating revenue                   $  119,940  $   72,196  $   53,815  $   43,064  $   38,215
Operating expenses
     Gas and electric purchases         98,722      58,788      39,687      28,757      24,675
     General and administrative         12,095       7,649       8,018       7,697       7,498
     Maintenance                           428         400         469         497         497
     Depreciation and amortization       1,970       1,856       1,695       1,732       1,689
     Taxes other than income               723         639         708         628         660
                                    ----------  ----------  ----------  ----------  ----------
     Total operating expenses          113,938      69,332      50,577      39,311      35,019
                                    ----------  ----------  ----------  ----------  ----------
Operating income                         6,002       2,864       3,238       3,753       3,196
Other income - net                         435         581         819         142         325
                                    ----------  ----------  ----------  ----------  ----------
Income before interest charges           6,437       3,445       4,057       3,895       3,521
Total interest charges                   2,096       1,674       1,493       1,583       1,525
                                    ----------  ----------  ----------  ----------  ----------
Income before taxes                      4,341       1,771       2,564       2,312       1,996
Income taxes                             1,576         650         977         792         703
                                    ----------  ----------  ----------  ----------  ----------
Net income                          $    2,765  $    1,121  $    1,587  $    1,520  $    1,293
                                    ==========  ==========  ==========  ==========  ==========

Basic earnings per common share           1.11         .46         .66         .64         .55
Diluted earnings per common share         1.10         .46         .66         .64         .55
Dividends per common share                 .51         .49         .47         .45         .43
Weighted average common shares
     outstanding -- diluted          2,509,738   2,456,555   2,418,910   2,390,814   2,356,624

At year end:
     Current assets                 $   26,621  $   16,387  $   11,429  $   12,326  $   12,398
     Total assets                       62,278      51,194      43,710      42,808      42,543
     Current liabilities                24,416      14,831       7,230       7,272      15,317
     Total long-term obligations        15,881      16,395      16,840      17,278       9,684
     Total stockholders' equity         15,613      13,786      13,532      12,811      11,997
                                    ----------  ----------  ----------  ----------  ----------
     Total capitalization           $   31,494  $   30,181  $   30,372  $   30,089  $   21,681
                                    ==========  ==========  ==========  ==========  ==========

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

RESULTS OF CONSOLIDATED OPERATIONS

Fiscal 2001 Compared to Fiscal 2000

Net Income

The Company's net income for fiscal 2001 was $2,765,000 compared to $1,121,000 in fiscal 2000, an increase of $1,644,000. Net income from natural gas operations decreased by $198,000, primarily due to increases in distribution, general and administrative costs over the prior year. In fiscal year 2000, the Company implemented a one-time reduction in discretionary expenses due to the warmer-than-normal weather conditions the Company was experiencing. In addition, increased corporate overheads from non-recurring costs increased distribution, general and administrative costs. In fiscal 2001, Energy West Propane, Inc. ("EWP") increased net income by $40,000, primarily due to colder temperatures in the regulated propane company, Energy West Arizona. The Company's marketing and wholesale operation, Energy West Resources, Inc. ("EWR"), had an earnings increase of $1,802,000 due to remarketing of electricity at unusually high market prices. The Company believes that such remarketing margins are unlikely to continue into the future at the higher levels experienced during this period. The margins resulted from a combination of unusual factors, including historically high market prices and remarketing of uncommitted power. The Company does not expect the combination of unusual factors that resulted in the unusually high income for energy marketing and wholesale operations to be repeated in the future.

Revenue

         Operating revenues increased approximately 66%. This is due to colder temperatures in all the Company's operations, higher costs of natural gas which are passed directly to the customers, and remarketing of electricity at unusually high market prices. The Company does not expect the combination of unusual factors that resulted in the unusually high income for energy marketing and wholesale operations to be repeated in the future.

Gross Margin

         Gross margins (operating revenues less cost of gas and electric trading) increased approximately $7,810,000, or 58%. The Company's natural gas operations contributed $709,000 of this increase due to colder temperatures in both the Montana and Wyoming markets served by this operation. The Company's propane operations contributed $638,000 due to significantly colder temperatures in all three markets served--Arizona, Wyoming and Montana. The Company's wholesale operations contributed $6,463,000 in increased margins due to remarketing of electricity at unusually high market prices. The Company does not expect the combination of unusual factors that resulted in the unusually high income for energy marketing and wholesale operations to be repeated in the future.

Operating Income

         Operating income increased by approximately $3,138,000. Natural gas operations decreased by $175,000, while propane operations offset this decrease with an increase of $204,000; however, the majority of the increase was from the energy marketing operations, which contributed $3,109,000. Though the gross margin for natural gas operations increased by $709,000, increased operating expenses of nearly $884,000 contributed to the loss in operating income. The Company implemented cutbacks in non-essential operating and maintenance expenses in fiscal 2000, but was not under the same restrictions during fiscal 2001. In addition, the Company incurred approximately $473,000 in corporate overhead costs, of which $179,000 was allocated to the natural gas operation.

         The operating income from propane operations increased primarily from higher gross margins of $638,000 due to colder than normal temperatures, and customer growth in the Company's Arizona operation. Increased operating expenses of $434,000 due to the reduction in discretionary expenses in fiscal year 2000, and $70,000 in one-time strategic expenses allocated to the propane operation brought the overall operating income to $868,000, a $204,000 increase from fiscal 2000.

         Operating income for the energy marketing and wholesale operations increased by $3,109,000 due almost entirely to the remarketing of electricity at unusually high market prices. Gross margin increased by

$6,463,000, which was offset by increased incentives and commissions of $2,293,000, equating to approximately 3% of the operation's revenue, an allocation of $224,000 related to the non-recurring corporate overhead costs, and other increased costs related to the division's expanded operations.

Interest Expense

         Interest expense increased by $423,000 or 25% from $1,674,000 in fiscal 2000 to $2,097,000 in fiscal 2001, due to higher short-term borrowing, as a result of higher gas and propane inventories and higher unrecovered tracker gas costs in Montana.

Other Income

         Other income decreased approximately $146,000 or 25% from $581,000 in fiscal 2000 to $435,000 in fiscal 2001. The primary reason for this decrease was due to a one-time gain in fiscal 2000 on the sale of various assets of Energy West Development, which is included with the results of the natural gas operations.



Fiscal 2000 Compared to Fiscal 1999

Net Income

         The Company's net income for fiscal 2000 was $1,121,000 compared to $1,587,000 in fiscal 1999, a decrease of $466,000. Net income from natural gas operations decreased by $144,000, due mainly to unseasonably warm temperatures in the two states served by this operation. Net income from propane operations decreased by $179,000, due to reduced income from other operations and increased interest costs related to higher short-term borrowing. Energy West Resources, Inc. ("EWR"), the Company's gas and electric marketing affiliate, had an earnings decrease of $143,000 due to higher gas and electricity costs, and decreased earnings from derivative trading, which is done to reduce market risk in the divisions gas trading operations.

Revenue

         Operating revenues increased approximately 34%. Although weather was warmer than last year in the Company's natural gas operations, which decreased revenues by approximately 2%, the Company's propane revenue increased by 9% due to customer growth, and gas marketing revenues increased by 78% due to customer growth and significantly higher gas, propane and electricity market prices.

Gross Margin

         Gross margins (operating revenues less cost of gas and electric trading) decreased approximately $720,000. Natural gas gross margins decreased approximately $523,000, due to warmer weather in all three states served by this operation. Energy marketing gross margins decreased approximately $169,000, primarily due to unusually high electricity costs incurred in May and June of 2000.

Operating Income

         Operating income decreased by approximately $374,000. Operating income for the natural gas operations decreased by $120,000, for propane operations it decreased by $22,000, and for energy marketing and wholesale operations, operating income decreased by $232,000. This decrease was due mainly to the warmer weather experienced in fiscal 2000 versus that of fiscal 1999. In addition, the energy marketing operations had an operating loss, primarily because of unusually high electric purchase costs and approximately $137,000 of operating expenses incurred as start-up costs in the new electricity marketing operation.

Other Expenses

         Operating expenses (excluding cost of gas and electric sales) decreased approximately $346,000 due to a Company imposed reduction of non-essential discretionary expenses as a result of the unseasonably warm temperatures.

Interest Expense

         Interest expense increased by $181,000 or 12% from $1,493,000 in fiscal 1999 to $1,674,000 in fiscal 2000, due to higher short-term borrowing, as a result of higher gas and propane inventories and higher unrecovered tracker gas costs in Montana.

Other Income

         Other income decreased approximately $238,000 from $819,000 in fiscal 1999 to $581,000 in fiscal 2000. The primary reason was a decrease in the gains recognized on derivative trading in fiscal 2000 versus that of fiscal 1999.


OPERATING RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS



                                          Years Ended June 30
                                    --------------------------------
                                      2001        2000        1999
                                             (In thousands)
Operating revenues                  $ 40,991    $ 24,301    $ 24,780
Gas purchased                         31,203      15,222      15,178
                                    --------    --------    --------
Gross Margin                           9,788       9,079       9,602
Operating expenses                     7,781       6,897       7,300
                                    --------    --------    --------
Operating Income                       2,007       2,182       2,302
Other utility (income) - net             (42)       (193)       (158)
Interest charges (see note below)      1,239       1,186       1,096
Income taxes                             249         430         461
                                    --------    --------    --------
         Net natural gas income     $    561    $    759    $    903
                                    ========    ========    ========


         [interest charges for utility and non-utility operations do not equal total interest charges for the Company, due to eliminating entries between entities.]


Fiscal 2001 Compared to Fiscal 2000

Revenues and Gross Margins

         Natural gas operating revenues in fiscal 2001 increased to $40,991,000 from approximately $24,301,000 in fiscal 2000 or 69%. This was primarily due to colder temperatures in the two states served by these operations, and higher rates recovered from the customer for the additional costs of gas. The majority of this increase was in the Company's Montana regulated operation. In March 2001, the Montana Public Service Commission (MPSC) approved recovery of approximately $6,500,000 over one year for gas costs the Company had incurred prior to that period. Going forward from that date, the MPSC requires a monthly filing to adjust customer rates if commodity prices increase or decrease by $.10 per Mcf.

         Gross margin, which is defined as operating revenues less gas purchased, was approximately $9,788,000 for fiscal 2001 compared to approximately $9,079,000 in fiscal 2000. This was in response to the colder temperatures, which were more normal in fiscal year 2001 as compared to fiscal year 2000, which had been unseasonably warm. Weather in the Company's Montana operations was 16% colder than one year ago, and 5% colder than normal. In the Company's Wyoming operations, weather was 25% colder than one year ago, and 2% warmer than normal.

         Gas purchases in the natural gas operations increased by $15,981,000 from $15,222,000 in fiscal 2000 to $31,203,000 in fiscal 2001, an increase of nearly 105%. These increased costs are reflective of the additional volumes sold due to the colder temperatures, and the new gas cost recovery mechanism in Montana, which allowed for a more responsive treatment of the regulated gas costs to reflect market prices. The commodity cost of natural gas hit historic highs during the winter months of fiscal 2001.

Operating Expenses

         Natural gas operating expenses, exclusive of the cost of gas purchased and federal and state income taxes were approximately $7,781,000 for fiscal 2001, as compared to approximately $6,897,000 for fiscal 2000. In fiscal 2000, the Company reduced non-essential discretionary expenses in response to the warmer temperatures. The 13% increase in fiscal 2001 is representative of a return to budgeted expenditures.

Other Income

         Other income is down from $193,000 in fiscal year 2000 to $42,000 in fiscal year 2001 primarily due to a one-time capital gain of approximately $95,000 from the sale of property in Energy West Development in fiscal 2000.

Interest Charges

         Interest charges allocable to the Company's natural gas divisions were approximately $1,239,000 in fiscal 2001, as compared to approximately $1,186,000 in fiscal 1999, primarily due to higher short-term borrowing, as a result of higher costs of gas, and the unrecovered gas costs in Montana prior to the MPSC's ruling in March 2001.

Income Taxes

         State and federal income taxes of the Company's natural gas divisions were approximately $249,000 in fiscal 2001, as compared to approximately $430,000 in fiscal 2000 primarily due to the decrease in pre-tax earnings of approximately $379,000.


Fiscal 2000 Compared to Fiscal 1999

Revenues and Gross Margins

         Natural gas operating revenues in fiscal 2000 decreased to $24,301,000 from approximately $24,780,000 in fiscal 1999. This decrease of $479,000 was primarily caused by lower revenues from the warmer temperatures experienced in fiscal 2000. These decreases were partially offset by higher revenues in the West Yellowstone district of EWM of approximately $78,000 due to customer growth.

         Natural gas gross margins decreased by approximately $523,000 or 5%, due to significantly warmer weather from last year in both of the states served by the natural gas operations. The winter heating season was 4% warmer than one year ago in EWM's Great Falls and Cascade districts, 3% warmer in EWM's West Yellowstone district, and 9% warmer in EWW versus the same period one year ago.

Operating Expenses

         Natural gas operating expenses, exclusive of the cost of gas purchased and federal and state income taxes, were down approximately $403,000 in fiscal 2000. The 6% decrease in the period is due to reduction of non-essential discretionary expenses, higher capitalized payroll, and reduced incentives in the Company's natural gas operations.


Interest Charges

         Interest charges allocable to the Company's utility divisions were approximately $1,186,000 in fiscal 2000, as compared to approximately $1,096,000 in fiscal 1999, primarily due to higher short-term borrowing, as a result of higher gas inventories and higher unrecovered tracker gas costs in Montana.

Income Taxes

         State and federal income taxes of the Company's natural gas divisions were approximately $430,000 in fiscal 2000, as compared to approximately $461,000 in fiscal 1999 primarily due to a decrease in pre-tax earnings of approximately $175,000.

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                               Years Ended June 30
                                         -----------------------------
                                          2001       2000       1999
                                                (In thousands)
ENERGY WEST PROPANE (EWP)
     Operating revenues                  $ 8,372    $ 5,944    $ 5,475
     Cost of propane                       4,619      2,829      2,332
                                         -------    -------    -------
     Gross Margin                          3,753      3,115      3,143
     Operating expenses                    2,885      2,451      2,457
                                         -------    -------    -------
     Operating income                        868        664        686
     Other (income) expense - net           (112)      (116)      (262)
     Interest expense (see note below)       463        328        267
     Income taxes                            206        181        231
                                         -------    -------    -------
               Net propane income        $   311    $   271    $   450
                                         =======    =======    =======


Fiscal 2001 Compared to Fiscal 2000

Revenues and Gross Margins

         Propane revenues increased approximately $2,428,000 or 41% from $5,944,000 in fiscal 2000 to $8,372,000 in fiscal 2001. These increases occurred primarily because of significantly colder temperatures in the Company's market areas in Arizona, Wyoming and Montana, and higher propane prices during the winter months of fiscal 2001. Gross margin increased by approximately $638,000, again due to the weather related increases. Weather in 2001 was closer to normal versus much warmer than normal temperatures in fiscal year 2000.

Expenses for Operations, Interest and Income Taxes

         Operating expenses for propane operations increased from approximately $2,451,000 in fiscal 2000 to approximately $2,885,000 in fiscal 2001, an increase of $434,000. The increase in operating expenses was primarily due to the fact that the Company had imposed certain spending reductions during fiscal 2000 in response to the unusually warm temperatures. In fiscal year 2001, the Company experienced more normal spending patterns. Interest charges allocable to the Company's propane divisions were approximately $463,000 in fiscal 2001 compared to approximately $328,000 in fiscal 2000. The increased interest costs were primarily due to increased average capital employed in fiscal year 2001. State and federal income taxes increased to approximately $206,000 for fiscal 2001 from $181,000 due to higher pre-tax income in the propane operations this year.


Fiscal 2000 Compared to Fiscal 1999

Revenues and Gross Margins

         Propane revenues increased approximately $469,000 or 9% from $5,475,000 in fiscal 1999 to $5,944,000 in fiscal 2000. These increases occurred primarily because of customer growth. However, gross margin decreased by $28,000 due to higher costs of propane during the winter months of 2001.

Expenses for Operations, Interest and Income Taxes

         Operating expenses for propane operations decreased from approximately $2,457,000 in fiscal 1999 to approximately $2,451,000 in fiscal 2000, a decrease of $6,000. Interest charges allocable to the Company's propane divisions were approximately $328,000 in fiscal 2000 compared to approximately $267,000 in fiscal 1999. The increased interest costs was primarily due to higher average capital employed in fiscal year 2000. State and federal income taxes decreased to approximately $181,000 for fiscal 2000 from $231,000 due to reduced pre-tax income in the propane operations this year.

Other Income

          Other income decreased by approximately $146,000 from fiscal 1999 to fiscal 2000, primarily due to a one-time capital gain of approximately $95,000 from the sale of property in Wyoming in fiscal 1999.



OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING AND WHOLESALE OPERATIONS


                                                Years Ended June 30
                                         --------------------------------
                                           2001        2000        1999
                                                 (In thousands)
ENERGY WEST RESOURCES (EWR)
     Gas & electric trading revenue      $ 70,577    $ 41,951    $ 23,560
     Cost of gas & electric trading        62,900      40,737      22,177
                                         --------    --------    --------
     Gross Margin                           7,677       1,214       1,383
     Operating expenses                     4,550       1,196       1,133
                                         --------    --------    --------
     Operating income (loss)                3,127          18         250
     Other (income) - net                    (281)       (272)       (399)
     Interest expense (see note below)        394         160
                                                                      130
Income taxes                                1,121          39         285
                                         --------    --------    --------
               Net marketing income      $  1,893    $     91    $    234
                                         ========    ========    ========



         [interest charges for each of the Company's operations do not equal total interest charges for the Company, due to eliminating entries between entities.]



Fiscal 2001 Compared to Fiscal 2000

Revenues and Gross Margins

         Gas and Electric trading revenues increased approximately $28,626,000 or 68% in fiscal 2001 to approximately $70,577,000 from $41,951,000 in fiscal 2000. Cost of gas and electric trading increased approximately $22,163,000 or 54% from $40,737,000 in fiscal 2000 to $62,900,000 in fiscal 2001. Consequently, gross margin increased by approximately $6,463,000 from fiscal 2000 to fiscal 2001, and margins received on the division's new wholesale propane terminal, which was fully constructed and operational at the beginning of the current fiscal year. The Company believes that the electricity remarketing margins are unlikely to continue into the future at the higher levels experienced during these periods. The margins resulted from a combination of unusual factors, including historically high market prices and remarketing of uncommitted power. The Company does not expect the combination of unusual factors that resulted in the unusually high income for energy marketing and wholesale operations to be repeated in the future.

Expenses for Operations, Interest and Income Taxes

         Operating expenses related to energy marketing activities increased from approximately $1,196,000 in fiscal 2000 to approximately $4,550,000 in fiscal 2001. The increase was mainly due to higher incentive and commissions of approximately $2,293,000 or 3% of the division's revenue, and costs related to non-recurring corporate overhead. Interest charges increased approximately $234,000 due to increased working capital requirements in fiscal 2001. State and federal income taxes increased in fiscal 2001 to approximately $1,121,000 from $39,000 in fiscal 2000, due to the increase pre-tax earnings of approximately $2,884,000.


Fiscal 2000 Compared to Fiscal 1999

Revenues and Gross Margins

         Gas and Electric trading revenues increased approximately $18,391,000 or 78% in fiscal 2000 to approximately $41,951,000 from $23,560,000 in fiscal 1999. Cost of gas and electric trading increased approximately $18,560,000 or 84% from $22,177,000 in fiscal 1999 to $40,737,000 in fiscal 2000. Consequently, gross margin decreased by approximately $169,000 from fiscal 1999 to fiscal 2000. The increase in revenues was due to greater gas volumes and electricity sold due to an increase in customers in fiscal 2000 compared to fiscal 1999, while cost of gas and electric trading increased primarily from greater gas volumes and electricity sold due to an increase in customers at significantly higher gas and electricity market prices. Energy marketing gross margins decreased due to contracts at market on the supply side and fixed contracts on the sale side.

Expenses for Operations, Interest and Income Taxes

         Operating expenses related to energy marketing activities increased from approximately $1,133,000 in fiscal 1999 to approximately $1,196,000 in fiscal 2000. This increase in operating expenses was related to staff expansion and training costs required to serve the growth in marketing activity. The Company had no retail energy marketing activities in fiscal 1999, because open-access for residential and small commercial customers, in Montana, was not allowed until the fall of 1999. Other income decreased approximately $127,000 in fiscal 2000 from approximately $399,000 in fiscal 1999 to $272,000 in fiscal 2000, and is directly related to the difference in gains associated with derivative trading between fiscal 2000 and fiscal 1999. Interest charges increased approximately $30,000, due to increased working capital requirements in fiscal 2000. State and federal income taxes decreased in fiscal 2000 to approximately $39,000 from $285,000 in fiscal 1999, due to a decrease in pre-tax earnings of approximately $389,000.

Other Income

         Other income decreased by approximately $127000 from fiscal 1999 to fiscal 2000, primarily due to gains on derivative trading which is done in order to reduce risk from the Company's exposure to fluctuations in the market price of natural gas.

DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

Overview

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

         At June 30, 2001, the Company had $26,000,000 in bank lines of credit, of which $3,786,000 had been borrowed under the credit agreement at June 30, 2001. The short-term borrowings for fiscal 2001 had a daily weighted average interest rate 8.43%. The Company had outstanding letters of credit totaling $6,000,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in a reduction in borrowing capacity to $16,214,000.

         An adverse outcome in the litigation with PPLM could have a material adverse effect on the Company's liquidity and capital resources. See "Item 3-Legal Proceedings."


CASH FLOW ANALYSIS

Fiscal 2001 Compared to Fiscal 2000

         The Company provided net cash from operating activities for fiscal 2001 of approximately $6,008,000 as compared to approximately $616,000 for fiscal 2000. This increase in cash provided by operating activities of approximately $5,392,000 was primarily due to an increase in net income of $1,644,000 and an increase in expenses that were not yet paid out. Included in these expenses were $2,960,000 in employee benefits including incentives and commissions and $3,661,000 in income taxes. Offsetting these items were increases in working capital requirements of approximately $2,364,000 for investments in inventory, and $1,718,000 for items not deductible for income tax purposes.

         Cash used in financing activities was approximately $2,612,000 in fiscal 2001 compared to cash provided by financing activities of approximately $3,400,000 in fiscal 2000, a decrease of $6,012,000. The primary reasons for the decrease was higher principal payments on notes payable of approximately $5,924,000, increased repayments of long-term debt of $64,000 and an increase in dividends paid of $49,000.

Fiscal 2000 Compared to Fiscal 1999

         The Company provided net cash from operating activities for fiscal 2000 of approximately $616,000 as compared to approximately $6,275,000 for fiscal 1999. This decrease in cash provided by operating activities of approximately $5,660,000 was primarily due to greater working capital requirements of approximately $5,610,000 and a $466,000 decrease in net income in fiscal 2000. Working capital requirements included investments in gas inventory of approximately $3,730,000, and a decrease in income taxes payable of $1,190,000 related to the companies lower net earnings.

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

Capital Expenditures

         Capital expenditures of the Company are primarily for expansion and improvement of its regulated utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3.3 million in fiscal 2001, $4.8 million in fiscal 2000 and $3.7 million in fiscal 1999. During fiscal 2001, approximately $1.7 million was expended for system expansion, construction and maintenance of the natural gas and propane vapor systems for the natural gas operations. In addition, approximately $1 million was expended for bulk tanks, customer tanks and equipment for the propane operating entities. Capital expenditures are expected to be approximately $5 million in fiscal 2002, including approximately $2.6 million for continued system expansion, construction and maintenance of the Company's natural gas operations. In addition, approximately $1.5 million is expected to be expended for propane vapor systems, bulk tanks, customer tanks and equipment for the Company's propane operations with the balance of $.9 million to be expended for the Company's energy marketing and wholesale operations. The Company continues to evaluate opportunities to expand its existing businesses from time to time.


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

         The regulatory structure is in the process of transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. The changes in the gas industry have allowed certain customers to negotiate their own gas purchases directly with producers or brokers. To date, the changes in the gas industry have not had a negative impact on earnings or cash flow of the Company's regulated segment.

         The accounts and rates of the Company's natural gas and propane vapor operations is subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's natural gas and propane vapor operations maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's natural gas and propane vapor operations differs in certain respects from application by the non-regulated segment and other non-regulated businesses. The natural gas and propane vapor operations prepares its financial statements in accordance with Statement of Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, which will be amortized over various periods of time. The costs deferred are further described in the Company's financial statements and the notes thereto. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's natural gas and propane vapor operations were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.

SEC Ratio of Earnings to Fixed Charges

         For the twelve months ended June 30, 2001, 2000 and 1999, the Company's ratio of earnings to fixed charges was 2.91, 1.92 and 2.45 times, respectively. Fixed charges include interest related to long-term debt, short-term borrowing, certain lease obligations and other current liabilities.


Inflation

         Capital intensive businesses, such as the Company's natural gas and propane vapor operations, are significantly affected by long-term inflation. Neither depreciation charges against earnings nor the ratemaking process reflect the replacement cost of utility plant. However, based on past practices of regulators, these businesses will be allowed to recover and earn on the actual cost of their investment in the replacement or upgrade of plant. Although prices for natural gas and propane vapor may fluctuate, earnings are not impacted because gas and propane vapor cost tracking procedures semi-annually balance gas and propane vapor costs collected from customers with the costs of supplying natural gas and propane vapor. The Company believes that the effects of inflation, at currently anticipated levels, will not significantly affect results of operations.



ENVIRONMENTAL ISSUES

Refer to footnote 9 of the Company's Notes to Consolidated Financial Statements located at item 8.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's is subject to certain market risks, including commodity price risk (i.e., natural gas prices) and interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

Commodity Price Risk

         The Company protects itself against price fluctuations on natural gas and electricity by limiting the aggregate level of net open positions, which are exposed to market price changes and through the use of natural gas derivative instruments. The net open position is actively managed with strict policies designed to limit the exposure to market risk, and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. The Company's results of operations are significantly impacted by changes in the price of natural gas. During 2001 and 2000, natural gas accounted for 77% and 58% respectively, of the Company's operating expenses. In order to provide short-term protection against a sharp increase in natural gas prices, the Company from time to time enters into natural gas call and put options, swap contracts and purchase commitments. The Company's gas hedging strategy could result in the Company not fully benefiting from certain gas price declines.

Interest Rate Risk

         The Company's results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). The Company mitigates this risk by entering into long-term debt agreements with fixed interest rates. The Company's notes payable, however, are subject to variable interest rates. A hypothetical 10% change in market rates applied to the balance of the notes payable would not have a material effect on the Company's earnings.

Credit Risk

         Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties of their contractual obligations under the various instruments with the Company. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. The Company seeks to mitigate credit risk by evaluating the financial strength of potential counterparties. However, despite mitigation efforts, defaults by counterparties may occur from time to time. To date, no such default has occurred.

Supplementary Data (Unaudited)
Consolidated Quarterly Financial Data
(In thousands, except per share data)

                                    first       second     third      fourth
                                   quarter     quarter    quarter    quarter
FISCAL YEAR 2001
Revenues                           $ 16,891    $ 35,763   $ 39,805   $ 27,480
Operating income (loss)            $    116    $  2,428   $  4,474   $ (1,015)
Net income (loss)                  $   (594)   $  1,309   $  2,605   $   (555)
Basic earnings (loss) per share    $   (.24)   $    .52   $   1.05   $   (.22)
Diluted earning (loss) per share   $   (.24)   $    .52   $   1.04   $   (.22)

FISCAL YEAR 2000
Revenues                           $ 12,088    $ 19,709   $ 23,861   $ 16,618
Operating income (loss)            $   (881)   $  1,201   $  2,688   $   (144)
Net income (loss)                  $   (666)   $    500   $  1,441   $   (154)
Net income (loss) per share        $   (.27)   $    .20   $    .59   $   (.06)


Net income and loss amounts, including the per share amounts, for the first, second and third quarters of 2001 differ from those previously reported by the Company. Revenues and operating results do not differ from what was previously reported. The differences in net results are due to the Company's implementation of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivative instruments are recorded at fair value on the balance sheet. In order for the year-end amounts to be comparative to those of the quarters, the following adjustments were made to net income of the respective quarters to reflect the proper mark-to-market adjustments:





                        NET INCOME/(LOSS)                              NET INCOME/(LOSS)
        QUARTER        PREVIOUSLY REPORTED          ADJUSTMENT        AS REPORTED IN 10-K
First Quarter                $ (172)                  $(422)               $ (594)
Second Quarter               $  939                   $ 370                $1,309
Third Quarter                $2,694                   $ (89)               $2,605


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis and other portions of this annual report contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the outcome of pending litigation, particularly the litigation with PPLM. In addition, statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors

Energy West Incorporated

We have audited the accompanying consolidated balance sheets of Energy West Incorporated and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy West Incorporated and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, effective July 1, 2001, Energy West Incorporated adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.



                                          /s/  Ernst & Young LLP

Salt Lake City, Utah
August 31, 2001

                    Energy West Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                             JUNE 30
                                                       2001          2000
ASSETS
Current assets:
   Cash and cash equivalents                        $   220,667   $   112,174
   Accounts receivable, less allowances for
     uncollectible accounts of $204,570 ($87,999
     at June 30, 2000)                               10,331,403     7,690,951
   Derivative assets                                  3,444,861        38,890
   Natural gas and propane inventory                  4,767,546     1,913,701
   Materials and supplies                               631,574       586,130
   Prepayments and other                                401,142       360,828
   Refundable income tax payments                             0       971,626
   Recoverable costs of gas purchases                 6,824,220     4,713,395
                                                    -----------   -----------
Total current assets                                 26,621,413    16,387,695

Notes receivable due after one year                     137,927       162,385

Property, plant and equipment                        57,921,475    54,801,395
Less accumulated depreciation and amortization       24,922,317    22,997,262
                                                    -----------   -----------
Net property, plant and equipment                    32,999,158    31,804,133

Deferred charges:
   Net unamortized debt issue costs                     940,358     1,021,274
   Regulatory assets for income taxes                   471,913       485,073
   Other regulatory assets                              902,400     1,044,259
   Other assets                                         204,466       289,403
                                                    -----------   -----------
Total deferred charges                                2,519,137     2,840,009
                                                    -----------   -----------
Total assets                                        $62,277,635   $51,194,222
                                                    ===========   ===========


                    Energy West Incorporated and Subsidiaries
                           Consolidated Balance Sheets


                                                                   JUNE 30
                                                              2001          2000
 CAPITALIZATION AND LIABILITIES
 Current liabilities:
    Long-term debt due within one year                    $   465,000   $   445,000
    Notes payable                                           3,785,989     4,855,000
    Accounts payable gas and electric purchases             8,229,601     5,769,485
    Accounts payable other                                  1,075,519       589,807
    Derivative liabilities                                  3,921,354             0
    Income tax payable                                      1,840,591             0
    Payable to employee benefit plans                         505,418       585,984
    Accrued vacation                                          417,762       409,117
    Other current liabilities                               3,543,446       524,993
    Deferred income taxes"                                    631,305     1,651,208
                                                          -----------   -----------
 Total current liabilities                                 24,415,985    14,830,594

 Other:
    Deferred income taxes                                   3,835,513     3,699,199
    Deferred investment tax credits                           397,530       418,593
    Contributions in aid of construction                    1,016,685       993,910
    Customer advances for construction                        589,879       658,748
    Accumulated postretirement obligation                     125,304        65,803
    Regulatory liability for income taxes                      96,321       109,481
    Deferred gain on sale-leaseback of assets                 118,151       141,779
    Other                                                     187,993        94,910
                                                          -----------   -----------
 Total other                                                6,367,376     6,182,423

 Long-term debt (less amounts due within one year)         15,881,000    16,395,000

 Stockholders' equity:
    Preferred stock -- $.15 par value:
      Authorized -- 1,500,000 shares;
      Outstanding -- none
    Common stock -- $.15 par value:
      Authorized -- 3,500,000 shares;
      Outstanding -- 2,513,383 shares (2,475,435 shares
        at June 30, 2000)                                     377,015       371,321
    Capital in excess of par value                          4,248,310     3,906,401
    Retained earnings                                      10,987,949     9,508,483
                                                          -----------   -----------
 Total stockholders' equity                                15,613,274    13,786,205
                                                          -----------   -----------
 Total capitalization                                      31,494,274    30,181,205
                                                          -----------   -----------
 Total capitalization and liabilities                     $62,277,635   $51,194,222
                                                          ===========   ===========

See accompanying notes

                    Energy West Incorporated and Subsidiaries
                        Consolidated Statements of Income

                                                           YEAR ENDED JUNE 30
                                                    2001           2000           1999

 Operating revenue:
    Natural gas operations                      $ 40,991,236   $ 24,301,491   $ 24,779,770
    Propane operations                             8,371,833      5,943,745      5,474,786
    Gas & electric trading                        70,576,942     41,950,556     23,560,795
                                                ------------   ------------   ------------
 Total operating revenue                         119,940,011     72,195,792     53,815,351

 Operating expenses:
    Gas purchased                                 35,619,601     17,807,973     17,251,131
    Gas & electric trading                        62,899,973     40,737,209     22,176,718
    Cost of goods sold                               202,775        243,128        258,987
    Distribution, general and administrative      12,094,815      7,648,834      8,018,224
    Maintenance                                      427,767        399,579        469,021
    Depreciation and amortization                  1,970,081      1,856,453      1,694,895
    Taxes other than income                          722,776        638,788        708,354
                                                ------------   ------------   ------------
 Total operating expenses                        113,937,788     69,331,964     50,577,330
                                                ------------   ------------   ------------
 Operating income                                  6,002,223      2,863,828      3,238,021

 Other income, net of income taxes of $67,663
 ($59,212 in 2000 and $90,651 in 1999)
                                                     434,929        580,697        818,609
                                                ------------   ------------   ------------
 Income before interest charges and
    income taxes                                   6,437,152      3,444,525      4,056,630

 Interest charges:
    Long-term debt                                 1,225,840      1,242,380      1,258,810
    Short-term and other                             870,727        431,523        233,747
                                                ------------   ------------   ------------
 Total interest charges                            2,096,567      1,673,903      1,492,557
                                                ------------   ------------   ------------

 Income before income taxes                        4,340,585      1,770,622      2,564,073
 Provision for income taxes                        1,575,448        649,352        976,760
                                                ------------   ------------   ------------
 Net income                                     $  2,765,137   $  1,121,270   $  1,587,313
                                                ============   ============   ============

 Earnings per common share:
     Basic                                      $       1.11   $        .46   $        .66
     Diluted                                    $       1.10   $        .46   $        .66

 Average Basic shares outstanding                  2,495,537      2,456,555      2,416,801
 Average Diluted shares outstanding                2,509,738      2,456,555      2,418,910


See accompanying notes

                    Energy West Incorporated and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                                                          CAPITAL IN
                                                                             COMMON       EXCESS OF        RETAINED
                                                               SHARES         STOCK       PAR VALUE        EARNINGS         TOTAL

Balance at July 1, 1998                                     2,403,190   $    360,481   $  3,286,228    $  9,164,580    $ 12,811,289

    Exercise of stock options into common stock at $9.00
per share                                                         100             15            885              --             900
    Sale of common stock at $8.625 to $9.688 per share
under the Company's dividend reinvestment plan                 15,011          2,253        132,533              --         134,786
   Issuance of common stock to ESOP at estimated fair
value of $9.310 per share                                      13,738          2,061        125,840              --         127,901
   Issuance of common stock at $9.00 per share under the
Company's deferred board stock compensation plan                1,701            255         15,055              --          15,310
Net income for the year ended June 30, 1999                                       --             --       1,587,313       1,587,313
Dividends on common stock -- $.465 per share                                      --             --      (1,145,484)     (1,145,484)
                                                           ----------   ------------   ------------    ------------    ------------
Balance at June 30, 1999                                    2,433,740        365,065      3,560,541       9,606,409      13,532,015
   Sale of common stock at $7.930 to $8.502 per share
under the Company's dividend reinvestment plan                 24,499          3,677        194,779              --         198,456
   Issuance of common stock to ESOP at estimated fair
value of $8.922 per share                                      16,153          2,423        141,695              --         144,118
   Issuance of common stock at $9.149 per share under
the Company's deferred Board stock compensation plan            1,043            156          9,386              --           9,542
Net income for the year ended June 30, 2000                                       --             --       1,121,270       1,121,270
Dividends on common stock -- $.485 per share                                      --             --      (1,219,196)     (1,219,196)
                                                           ----------   ------------   ------------    ------------    ------------
Balance at June 30, 2000                                    2,475,435        371,321      3,906,401       9,508,483      13,786,205


   Exercise of stock options into common stock at $9.00
per share                                                       2,300            345         20,355                          20,700
   Sale of common stock at $7.990 to $11.800 per share
under the Company's  dividend reinvestment plan                21,838          3,277        212,976              --         216,253
   Issuance of common stock to ESOP at estimated fair
value of $8.012 per share                                      13,810          2,072        108,578              --         110,650
Net income for the year ended June 30, 2001                                       --             --       2,765,137       2,765,137
Dividends on common stock -- $.505 per share                                      --             --      (1,285,671)     (1,285,671)
                                                           ----------   ------------   ------------    ------------    ------------
Balance at June 30, 2001                                    2,513,383   $    377,015   $  4,248,310    $ 10,987,949    $ 15,613,274
                                                           ==========   ============   ============    ============    ============

See accompanying notes.

                    Energy West Incorporated and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                        YEAR ENDED JUNE 30
                                                2001           2000           1999
OPERATING ACTIVITIES
Net income                                  $ 2,765,137    $ 1,121,270    $ 1,587,313
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization            2,378,894      2,132,118      1,912,112
     Gain on sale of assets                           0       (145,289)      (121,416)
     Investment tax credit                      (21,062)       (21,062)       (21,062)
     Deferred gain on sale of assets            (23,628)       (23,628)       (23,628)
     Deferred income taxes                     (883,589)       834,876        578,881
     Changes in operating assets and
       liabilities:
         Accounts receivable                 (2,640,452)    (1,657,131)    (1,529,585)
         Derivative assets                   (3,405,971)       (38,890)             0
         Natural gas and propane
           Inventory                         (2,853,845)      (489,791)     3,246,023
         Accounts payable                     2,945,828      2,157,349      1,615,928
         Derivative liabilities               3,921,354              0              0
         Recoverable costs of gas
           Purchases                         (2,110,825)    (1,872,420)      (914,226)
         Prepayments and other                  (40,314)      (206,185)        (7,552)
         Other assets and liabilities         5,976,538     (1,174,935)       (48,619)
                                            -----------    -----------    -----------
Net cash provided by operating
   Activities                                 6,008,065        616,282      6,274,169

INVESTING ACTIVITIES
Construction expenditures                    (3,276,251)    (4,756,883)    (3,731,125)
Increase in notes receivable                         --             --        (13,200)
Proceeds from sale of assets                     10,044        541,988        298,378
Collection of long--term notes                   24,458         26,061         16,946
Customer advances (refunded)/received for
construction                                    (68,869)          (119)       144,804
Increase from contributions in aid of
construction                                     22,775         55,338         43,805
                                            -----------    -----------    -----------
Net cash used in investing activities        (3,287,843)    (4,133,615)    (3,240,392)

                    Energy West Incorporated and Subsidiaries

                                                                   YEAR ENDED JUNE 30
                                                         2001            2000            1999
FINANCING ACTIVITIES
Payment of long-term debt                                (494,000)       (430,723)       (413,033)
Proceeds from notes payable                            83,035,477      44,325,000      29,231,484
Repayment of notes payable                            (84,104,488)    (39,470,000)    (30,674,466)
Sale of common stock                                       20,700              --             900
Dividends paid                                         (1,069,418)     (1,020,740)     (1,010,698)
                                                     ------------    ------------    ------------
Net cash provided by (used in) financing
activities                                             (2,611,729)      3,403,537      (2,865,813)

Net increase (decrease) in cash and
   cash equivalents                                       108,493        (113,796)        167,964
Cash and cash equivalents at
   beginning of year                                      112,174         225,970          58,006
                                                     ------------    ------------    ------------
Cash and cash equivalents at
   end of year                                       $    220,667    $    112,174    $    225,970
                                                     ============    ============    ============

Supplemental disclosures of cash flow information:
     Cash paid for:
       Interest                                      $  2,047,819    $  1,639,867    $  1,444,943
       Income taxes                                       275,000         460,000         (38,319)

Noncash financing activities:
   Dividend reinvestment and                              216,253         207,998         150,096
    compensation plan
   ESOP shares issued                                     110,650         144,118         127,901

See accompanying notes.

                    Energy West Incorporated and Subsidiaries

                   Notes to Consolidated Financial Statements

                                  June 30, 2001


1. PRINCIPAL ACCOUNTING POLICIES

GENERAL

     Energy West Incorporated (the "Company") is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. The Company's natural gas operations involve the distribution and sale of natural gas to the public in the Great Falls and West Yellowstone, Montana and Cody, Wyoming areas and sale of propane to the public through underground propane vapor systems in the Payson, Arizona, Cody, Wyoming, and Cascade, Montana areas.

     The Company conducts certain non-regulated non-utility operations through its three wholly-owned subsidiaries, Energy West Propane, Inc. ("EWP"), formerly Rocky Mountain Fuels, Inc., Energy West Resources, Inc. ("EWR"), and Energy West Development, Inc. ("EWD"), formerly Montana Sun. EWP is engaged in the distribution of regulated and non-regulated retail propane in Wyoming, Arizona, and Montana. EWR is involved in the marketing of gas and electricity and gas storage in Montana. EWD owns one real estate property in Great Falls, Montana.

CONSOLIDATED SUBSIDIARIES

     Beginning on July 1, 2000, the Company reorganized itself into three segments. The natural gas segment includes the regulated gas utilities Energy West Montana, West Yellowstone, and Energy West Wyoming. Also included in the natural gas operations for reporting purposes is EWD. EWD owns real estate in Great Falls, Montana, along with certain other investments. The earnings from this subsidiary represent less than 1% of the Company's overall earnings.

     The propane segment includes the regulated propane utilities Energy West Arizona and Cascade Gas (located in Montana). Also included in this segment are non-regulated retail propane operations Energy West Propane-Wyoming, Energy West Propane-Arizona, and Energy West Propane-Montana.

     The marketing and wholesale segment includes the non-regulated marketing and trading company, Energy West Resources and a wholesale propane company doing business as Rocky Mountain Fuels, Inc. The principal assets in this segment consist of a propane distribution center located in Superior, Montana and two gathering lines located in Wyoming.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURAL GAS AND PROPANE INVENTORY

     Natural gas inventory and propane inventory are stated at the lower of weighted average cost or net realizable value except for Energy West Montana - Great Falls, which is stated at the rate approved by the Montana Public Service Commission ("MPSC"), which includes transportation costs.

RECOVERABLE COSTS OF GAS PURCHASES

     Differences between the costs of gas approved by regulators in the Company's rate structure and actual gas costs are accounted for as a current asset or liability, as applicable. These differences are recovered or refunded, as applicable, in future periods by adjustment of the Company's rates.

PROPERTY, PLANT AND EQUIPMENT

     Additions to property, plant and equipment are recorded at original cost when placed in service. Depreciation and amortization are recorded on a straight-line basis over estimated useful lives or the units-of-production method, as applicable, at various rates averaging approximately 3.47%, 3.47% and 3.38% during the years ended June 30, 2001, 2000 and 1999, respectively.

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

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

DERIVATIVES

     The Company is exposed to risks relating to changes in certain commodity prices and counter-party performance. In order to manage the various risks relating to these exposures, the Company utilizes natural gas derivatives and has established risk management oversight for these risks. The Company has procedures to manage such risk and has established a comprehensive risk management committee, overseen by the Audit Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

     The Company is exposed to market risk as the energy commodities purchased and sold by the Company are subject to price volatility caused by weather, supply conditions and other unpredictable factors. The Company uses exchange traded futures and options contracts to manage the volatility related to firm commitments to purchase and sell. The Company generally treats both the firm commitments to purchase and sell as well as the futures and options contracts as derivatives and records them in the consolidated balance sheet at fair value in derivative assets and derivative liabilities. Quarterly mark-to-market adjustments to the fair values of these instruments are recorded in other income.

     When possible, the Company may hedge certain transactions. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

FINANCIAL INSTRUMENTS

     All of the Company's financial instruments requiring fair value disclosure were recognized in the consolidated balance sheet as of June 30, 2001. Except for long-term debt, their carrying values approximate the estimated fair values. Descriptions of the methods and assumptions used to reach this conclusion are as follows:

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

     The fair value of the Company's long-term debt, based on quoted market prices for the same or similar issues, is approximately 105% of the carrying value.

Outstanding letters of credit totaled $6,000,000 at June 30, 2001 and $4,027,000 at June 30, 2000. The letters of credit guarantee the Company's performance to third parties for gas and electric purchases and gas transportation services.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

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

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

     The accounts and rates of the Company's regulated segment are subject, in certain respects, to the requirements of the Montana, Wyoming and Arizona public utilities commissions. As a result, the Company's regulated segment maintains its accounts in accordance with the requirements of those regulators. The application of generally accepted accounting principles by the Company's regulated segments differs in certain respects from application by the nonregulated segment and other nonregulated businesses. The regulated segment prepares its financial statements in accordance with Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation ("SFAS 71"). In general, SFAS 71 recognizes that accounting for rate-regulated enterprises should reflect the relationship of costs and revenues. As a result, a regulated utility may defer recognition of cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the rate-making process, there will be a corresponding increase or decrease in revenues. Accordingly, the Company has deferred certain costs, such as those related to income taxes, environmental issues, and certain customer loans, which will be amortized over various periods of time. To the extent that collection of such costs or payment of liabilities is no longer probable as a result of changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income. If the Company's regulated segment were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, noncash charge to operations that could be material to the financial position and results of operations of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.

     All regulatory assets have been formally approved by the applicable regulator, although other than environmental cleanup costs, no return on assets is allowed by the regulators.

     The Company uses the lives for depreciation as defined by the regulators, which approximate the economic lives under accounting principles generally accepted in the United States.

                    Energy West Incorporated and Subsidiaries

1. PRINCIPAL ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

     Certain reclassifications have been made to the fiscal 2000 and 1999 consolidated financial statements to conform to the fiscal 2001 presentation.

2.       NOTES PAYABLE

     At June 30, 2001, the Company maintained two lines of credit totaling $26,000,000. One line is for $11,000,000 with interest calculated at either the London Interbank Offering Rate ("LIBOR") plus 2% or prime less 0.6%, expiring January 5, 2002. The other is for $15,000,000 with interest calculated at either LIBOR plus 2% or prime less 0.6%, expiring May 1, 2002. Borrowings on lines of credit, based upon daily loan balances, averaged $9,488,191, $5,045,943 and $2,519,255 during the years ended June 30, 2001, 2000 and 1999, respectively. The maximum borrowings outstanding on these lines at any month end were $17,140,000, $10,855,000 and $5,587,000 during these same periods. The daily weighted average interest rate was 8.43%, 8.01% and 7.16% for the years ended June 30, 2001, 2000 and 1999, respectively. Management expects both lines of credit to be renewed for another year.

3. LONG-TERM DEBT OBLIGATIONS

Long-term debt consists of the following:

                                                              JUNE 30
                                                         2001           2000
                                                     -----------    -----------
Series 1997 notes payable                            $ 7,951,000    $ 8,000,000
Series 1993 notes payable                              7,090,000      7,460,000
Series 1992B Industrial development revenue
    obligations                                        1,305,000      1,380,000
                                                     -----------    -----------
Total long-term obligations                           16,346,000     16,840,000
Less portion due within one year                         465,000        445,000
                                                     -----------    -----------
Long-term obligations due after one year             $15,881,000    $16,395,000
                                                     ===========    ===========

                    Energy West Incorporated and Subsidiaries

3. LONG-TERM DEBT OBLIGATIONS (CONTINUED)

SERIES 1997 NOTES PAYABLE

     On August 1, 1997, the Company issued $8,000,000 of Series 1997 unsecured notes bearing interest at the rate of 7.5%, payable semiannually on June 1 and December 1 of each year. All principal amounts of Notes then outstanding, plus accrued interest, will be due and payable on June 1, 2012. At the Company's option, beginning June 1, 2002, notes maturing subsequent to 2002 may be redeemed prior to maturity, in whole or part, at 100% of face value, plus accrued interest.

SERIES 1993 NOTES PAYABLE

     On June 24, 1993, the Company issued $7,800,000 of Series 1993 unsecured notes bearing interest at rates ranging from 6.20% to 7.60%, payable semiannually on June 1 and December 1 of each year. Maturity dates began in 1999 and extend to 2013. At the Company's option, beginning June 1, 2003, notes maturing subsequent to 2003 may be redeemed prior to maturity, in whole or part, at redemption prices declining from 104% to 100% of face value, plus accrued interest.

SERIES 1992B INDUSTRIAL DEVELOPMENT REVENUE OBLIGATIONS

     On September 15, 1992, Cascade County, Montana (the "County") issued Series 1992B Industrial Development Revenue Obligations for $1,800,000. The Series 1992B Bonds are unsecured; however, loan agreements are maintained with the Company in the same amounts. Series 1992B Bonds require annual principal payments on October 1 and semiannual interest payments on April 1 and October 1 of each year. The Series 1992B bonds have a final maturity in 2012 and bear interest at rates ranging from 3.35% to 6.50%.

                    Energy West Incorporated and Subsidiaries

3. LONG-TERM DEBT OBLIGATIONS (CONTINUED)

AGGREGATE ANNUAL MATURITIES

                                             IDR
        FISCAL                SERIES     OBLIGATIONS                    TOTAL
      YEAR ENDING              1997         SERIES        1993        LONG-TERM
        JUNE 30               NOTES         1992B         NOTES      OBLIGATIONS
2002                       $        --   $    75,000   $   390,000   $   465,000
2003                                --        80,000       420,000       500,000
2004                                --        85,000       445,000       530,000
2005                                --        90,000       480,000       570,000
2006                                --        95,000       515,000       610,000
Thereafter                   7,951,000       880,000     4,840,000    13,671,000
                           -----------   -----------   -----------   -----------
                           $ 7,951,000   $ 1,305,000   $ 7,090,000   $16,346,000
Less current portion                --        75,000       390,000       465,000
                           -----------   -----------   -----------   -----------
                           $ 7,951,000   $ 1,230,000   $ 6,700,000   $15,881,000
                           ===========   ===========   ===========   ===========

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

4.       RETIREMENT PLANS

     The Company has a defined contribution pension plan (the "Plan") which covers substantially all of the Company's employees. Under the Plan, the Company contributes 10% of each participant's eligible compensation. Total contributions to the plan for the years ended June 30, 2001, 2000, and 1999 were $509,372, $491,068 and $497,015 respectively.

     The Company sponsors a defined benefit plan providing health and life insurance benefits to eligible retirees. The company has elected to pay eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation.

     The Company's plan allows pre-65 retirees and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage.

                    Energy West Incorporated and Subsidiaries

4. RETIREMENT PLANS (CONTINUED)

     Included in the postretirement benefit expense amounts were $29,400 in 2001, $35,800 in 2000 and $95,600 in 1999 related to regulated operations. The MPSC allowed recovery of these costs over a 20-year period beginning on November 4, 1997 for the utility operations in Montana. Management believes it is probable that its regulators in Wyoming will allow recovery of these costs based upon recent industry rate decisions addressing this issue. The plan assets are held in a VEBA trust fund into which all the company's contributions are made.

     The following table presents the amounts recognized at June 30, 2001 and 2000 in the consolidated financial statements.


Years Ended June 30                                                     2001               2000
                                                                     ---------          ---------
Service costs                                                         $ 34,900          $  33,800
Interest costs                                                          52,000             47,900
Expected return on plan assets                                         (39,500)           (28,000)
Amortization of transition obligation                                   19,600             19,600
Amortization of unrecognized prior service costs                        17,900             17,900
Actuarial gain                                                         (13,500)           (43,700)
                                                                     ---------          ---------
Postretirement benefit expense                                       $  71,400          $  47,500
                                                                     =========          =========
Weighted-Average assumptions as of June 30,
Discount rate                                                             7.75%              7.75%
Long term return on plan assets                                            9.0%               9.0%
Health care inflation rate                                                 6.0%               7.0%
                                                                Grading to 5.5%    Grading to 5.5%

Change in benefit obligation
Projected benefit obligation
   Projected benefit obligation at July 1                            $ 686,900          $ 949,845
   Service costs                                                        34,900             33,800
   Interest costs                                                       52,000             47,900
   Actuarial gain                                                      (22,400)          (331,045)

Years Ended June 30                                                     2001               2000
                                                                     ---------          ---------
   Benefits paid                                                        (8,200)           (13,600)
                                                                     ---------          ---------
Projected benefit obligation at June 30                              $ 743,200          $ 686,900
Change in plan assets
   Fair value of plan assets at July 1                                 453,995            325,768
     Actual return on plan assets                                       24,700             20,227
     Contributions to the plan                                          11,900            121,600
     Benefits paid                                                      (8,200)           (13,600)
                                                                     ---------          ---------
   Fair value of plan assets at June 30                                482,395            453,995
                                                                     ---------          ---------
Projected benefit obligation in excess of plan assets                  260,805            232,905
Unrecognized transition obligation                                    (235,400)          (255,000)
Unrecognized prior service cost                                       (180,300)          (198,200)
Unrecognized gain                                                      280,199            286,098
                                                                     ---------          ---------
Accrued postretirement benefit liability                             $ 125,304          $  65,803
                                                                     =========          =========


A one-percentage-point increase in the assumed health care cost trend rate would increase interest and service cost by $6,900 and the accumulated postretirement benefit obligation by $44,800. A one-percentage-point decrease in the assumed health care cost trend rate would decrease interest and service cost by $6,300 and the accumulated postretirement benefit obligation by $42,700.

                    Energy West Incorporated and Subsidiaries

5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of June 30, 2001 and 2000 are as follows:

                                                         2001            2000
                                                      ----------      ----------
Deferred tax assets:
   Allowance for doubtful accounts                    $   50,221      $   29,389
   Unamortized investment tax credit                      96,560         109,702
   Contributions in aid of construction                  192,040         184,262
   Other nondeductible accruals                        2,168,185         240,032
   Deferred gain on sale of assets                        47,190          56,627
   Other                                                  15,559          21,588
                                                      ----------      ----------
Total deferred tax assets                              2,569,755         641,600

Deferred tax liabilities:
   Customer refunds payable                            2,610,386       1,816,757
   Property, plant and equipment                       4,068,781       3,829,193
   Unamortized debt issue costs                          130,674         144,866
   Unamortized deferred rate case costs                   73,903         101,085
   Other                                                 152,829         100,106
                                                      ----------      ----------
Total deferred tax liabilities                         7,036,573       5,992,007
                                                      ----------      ----------
Net deferred tax liabilities                          $4,466,818      $5,350,407
                                                      ==========      ==========

                    Energy West Incorporated and Subsidiaries

5. INCOME TAXES (CONTINUED)

Income tax expense consists of the following:

YEAR ENDED JUNE 30                            2001           2000           1999
                                          -----------    -----------    -----------
Current income taxes:
   Federal                                $ 2,249,626    $  (295,999)   $   159,487
   State                                      428,125        (38,092)       105,807
                                          -----------    -----------    -----------
                                            2,677,751       (334,091)       265,294
Total current income taxes

Deferred income taxes (benefits):
   Tax depreciation in excess of book         239,588        267,543        235,141
   Book amortization in excess of tax         (18,434)       (18,434)       (18,434)
   Recoverable cost of gas purchases          793,629        687,795        363,763
   Regulatory surcharges                       13,160         86,314        246,445
   Deferred gain on sale of assets              9,437          1,201          9,284
   Contributions in aid of construction        (7,778)       (19,307)       (15,862)
   Deferred rate case costs                   (27,182)        16,535        (29,563)
   Allowance for doubtful accounts            (20,832)        (1,179)         5,370
   Other nondeductible accruals            (1,841,226)             0              0
   Other                                     (153,940)        43,249         27,035
                                          -----------    -----------    -----------
Total deferred income taxes                (1,013,578)     1,063,717        823,179

Investment tax credit, net                    (21,062)       (21,062)       (21,062)
                                          -----------    -----------    -----------
Total income taxes                        $ 1,643,111    $   708,564    $ 1,067,411
                                          ===========    ===========    ===========

                    Energy West Incorporated and Subsidiaries

5. INCOME TAXES (CONTINUED)

Income tax expense differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

YEAR ENDED JUNE 30                                 2001           2000           1999
                                               -----------    -----------    -----------
Tax expense at statutory rate of 34%           $ 1,498,804    $   622,143    $   902,606
State income tax, net of federal tax benefit       182,930         52,422        149,331
Amortization of deferred investment tax
   Credits                                         (21,062)       (21,062)       (21,062)
Other                                              (17,561)        55,061         36,536
                                               -----------    -----------    -----------
Total income taxes                             $ 1,643,111    $   708,564    $ 1,067,411
                                               ===========    ===========    ===========


6. SEGMENTS OF OPERATIONS

     As mentioned in Note 1, the Company reorganized itself into three segments effective July 1, 2000. The following financial information for 2000 and 1999 has been reclassified to conform to the new segments established in 2001. Summarized financial information for the Company's natural gas operations, propane operations, and marketing and wholesale operations (before intercompany eliminations between segments primarily consisting of gas sales from marketing and wholesale operations to natural gas operations, intercompany accounts receivable, accounts payable, equity, and subsidiary investment) is as follows:

                    Energy West Incorporated and Subsidiaries

6. SEGMENTS OF OPERATIONS (CONTINUED)

                                          2001
                                        NATURAL GAS      PROPANE      MARKETING &
                                        OPERATIONS     OPERATIONS      WHOLESALE     ELIMINATIONS    CONSOLIDATED
                                        -----------    -----------    -----------    ------------    ------------
OPERATING REVENUE

NATURAL GAS OPERATIONS                  $40,991,236    $        --    $        --    $        --     $40,991,236
PROPANE OPERATIONS                               --      8,371,833             --                      8,371,833
MARKETING & WHOLESALE                            --             --     87,611,946    (17,035,004)     70,576,942
                                        -----------    -----------    -----------    -----------     -----------
TOTAL OPERATING REVENUE                  40,991,236      8,371,833     87,611,946    (17,035,004)    119,940,011
                                        -----------    -----------    -----------    -----------     -----------

GAS PURCHASED                            31,000,858      4,618,743             --                     35,619,601
COST OF GOODS SOLD                          202,775             --             --             --         202,775
EWR COST OF  TRADING                             --             --     79,934,977    (17,035,004)     62,899,973
DISTRIBUTION, GENERAL & ADMIN             5,621,787      2,109,994      4,363,034                     12,094,815
MAINTENANCE                                 339,527         76,838         11,402                        427,767
DEPRECIATION                              1,320,489        555,473         94,119                      1,970,081
TAXES OTHER THAN INCOME                     499,374        142,750         80,652                        722,776
                                        -----------    -----------    -----------    -----------     -----------
OPERATING EXPENSES                       38,984,810      7,503,798     84,484,184    (17,035,004)    113,937,788
                                        -----------    -----------    -----------    -----------     -----------
OPERATING INCOME                          2,006,426        868,035      3,127,762             --       6,002,223
                                        ===========    ===========    ===========    ===========     ===========

OTHER INCOME AND EXPENSES                    42,716        111,697        280,516                        434,929

EBIT                                      2,049,142        979,732      3,408,278                      6,437,152

INTEREST ON LONG TERM DEBT                  724,447        274,211        227,182                      1,225,840
INTEREST OTHER                              515,036        188,814        166,877                        870,727

INCOME BEFORE TAXES                         809,659        516,707      3,014,219                      4,340,585

INCOME TAX                                  249,012        205,827      1,120,609                      1,575,448
                                        -----------    -----------    -----------    -----------     -----------
NET INCOME                              $   560,647    $   310,880    $ 1,893,610    $         0     $ 2,765,137
                                        ===========    ===========    ===========    ===========     ===========


FISCAL YEAR 2000

                                        2000
                                        NATURAL GAS      PROPANE      MARKETING &
                                        OPERATIONS     OPERATIONS      WHOLESALE     ELIMINATIONS    CONSOLIDATED
                                        -----------    -----------    -----------    ------------    ------------
OPERATING REVENUE

NATURAL GAS OPERATIONS                  $24,301,491    $        --    $        --    $        --     $24,301,491
PROPANE OPERATIONS                               --      5,943,745             --                      5,943,745
MARKETING & WHOLESALE                            --             --     46,843,303     (4,892,747)     41,950,556
                                        -----------    -----------    -----------    -----------     -----------

TOTAL OPERATING REVENUE                  24,301,491      5,943,745     46,843,303     (4,892,747)     72,195,792
                                        -----------    -----------    -----------    -----------     -----------

GAS PURCHASED                            14,978,526      2,829,447             --                     17,807,973
COST OF GOODS SOLD                          243,128             --             --             --         243,128
EWR COST OF  TRADING                             --             --     45,629,956     (4,892,747)     40,737,209
DISTRIBUTION, GENERAL & ADMIN             4,878,409      1,705,528      1,064,897                      7,648,834
MAINTENANCE                                 295,070         83,357         21,152                        399,579
DEPRECIATION                              1,268,158        528,101         60,194                      1,856,453
TAXES OTHER THAN INCOME                     455,976        133,490         49,322                        638,788
                                        -----------    -----------    -----------    -----------     -----------
OPERATING EXPENSES                       22,119,267      5,279,923     46,825,521     (4,892,747)     69,331,964
                                        -----------    -----------    -----------    -----------     -----------
OPERATING INCOME                          2,182,224        663,822         17,782             --       2,863,828
                                        ===========    ===========    ===========    ===========     ===========

OTHER INCOME AND EXPENSES                   192,419        115,802        272,476                        580,697

EBIT                                      2,374,643        779,624        290,258                      3,444,525

INTEREST ON LONG TERM DEBT                  851,606        266,066        124,708                      1,242,380
INTEREST OTHER                              334,607         61,210         35,706                        431,523

INCOME BEFORE TAXES                       1,188,430        452,348        129,844                      1,770,622

INCOME TAX                                  429,698        181,239         38,415                        649,352
                                        -----------    -----------    -----------    -----------     -----------
NET INCOME                              $   758,732    $   271,109    $    91,429    $         0     $ 1,121,270
                                        ===========    ===========    ===========    ===========     ===========


FISCAL YEAR 1999

                                        1999
                                        NATURAL GAS      PROPANE      MARKETING &
                                        OPERATIONS     OPERATIONS      WHOLESALE     ELIMINATIONS    CONSOLIDATED
                                        -----------    -----------    -----------    ------------    ------------
OPERATING REVENUE

NATURAL GAS OPERATIONS                  $24,779,770    $        --    $        --    $        --     $24,779,770
PROPANE OPERATIONS                                       5,474,786                                     5,474,786
MARKETING & WHOLESALE                                                  29,228,220     (5,667,425)     23,560,795
                                                                                                              --
                                        -----------    -----------    -----------    -----------     -----------
TOTAL OPERATING REVENUE                  24,779,770      5,474,786     29,228,220     (5,667,425)     53,815,351
                                        -----------    -----------    -----------    -----------     -----------
GAS PURCHASED                            14,918,827      2,332,304                                    17,251,131
COST OF GOODS SOLD                          258,987                            --             --         258,987
EWR COST OF  TRADING                                                  27,844,143     (5,667,425)     22,176,718
DISTRIBUTION, GENERAL & ADMIN             5,266,646      1,746,073      1,005,505             --       8,018,224
MAINTENANCE                                 360,129         80,213         28,679             --         469,021
DEPRECIATION                              1,186,612        448,588         59,695             --       1,694,895
TAXES OTHER THAN INCOME                     486,625        182,216         39,513             --         708,354
                                        -----------    -----------    -----------    -----------     -----------
OPERATING EXPENSES                       22,477,826      4,789,394     28,977,535     (5,667,425)     50,577,330
                                        -----------    -----------    -----------    -----------     -----------
OPERATING INCOME                          2,301,944        685,392        250,685             --       3,238,021
                                        ===========    ===========    ===========    ===========     ===========


OTHER INCOME AND EXPENSES                   158,041        262,121        398,447             --         818,609

EBIT                                      2,459,985        947,513        649,132             --       4,056,630

INTEREST ON LONG TERM DEBT                  898,160        254,882        105,768             --       1,258,810
INTEREST OTHER                              197,150         12,372         24,225             --         233,747

INCOME BEFORE TAXES                       1,364,675        680,259        519,139             --       2,564,073

INCOME TAX                                  460,535        231,482        284,743             --         976,760
                                        -----------    -----------   ------------    -----------     -----------
NET INCOME                              $   904,140    $   448,777    $   234,396    $         0     $ 1,587,313
                                        ===========    ===========    ===========    ===========     ===========


 YEARS ENDED JUNE 30                      2001
                                         REGULATED       PROPANE      MARKETING &
                                         UTILITIES     OPERATIONS      WHOLESALE     ELIMINATIONS    CONSOLIDATED
                                        -----------    -----------    -----------    ------------    ------------
CAPITAL EXPENDITURES                    $ 1,762,894    $ 1,118,788    $   394,569     $        --     $ 3,276,251
                                        ===========    ===========    ===========     ===========     ===========

PROPERTY,PLANT AND EQUIPMENT, NET        22,069,726      9,742,296      1,117,916              --      32,929,938
REAL ESTATE HELD FOR INVESTMENT              69,220             --             --              --          69,220
                                        -----------    -----------    -----------     -----------     -----------
TOTAL P&E                                22,138,946      9,742,296      1,117,916              --      32,999,158

CURRENT ASSETS                           13,979,428      1,604,749     12,711,291      (1,674,055)     26,621,413
OTHER ASSETS                              3,436,371          6,099        286,594      (1,072,000)      2,657,064
                                        -----------    -----------    -----------     -----------     -----------

TOTAL ASSETS                             39,554,745     11,353,144     14,115,801      (2,746,055)     62,277,635
                                        ===========    ===========    ===========     ===========     ===========

EQUITY                                    9,783,709      2,115,341      4,786,224      (1,072,000)     15,613,274
LONG-TERM DEBT                           13,936,485      1,564,293        380,222                      15,881,000
CURRENT LIABILITIES                       9,418,774        916,334     15,754,932      (1,674,055)     24,415,985
DEFERRED INCOME TAXES                     2,945,781        815,123         74,609              --       3,835,513
OTHER LIABILITIES                         3,469,996      5,942,053     (6,880,186)                      2,531,863
                                        -----------    -----------    -----------     -----------     -----------

TOTAL CAPITALIZATION AND LIABILITIES    $39,554,745    $11,353,144    $14,115,801     $(2,746,055)    $62,277,635
                                        ===========    ===========    ===========     ===========     ===========

 YEARS ENDED JUNE 30                      2000
                                         REGULATED       PROPANE      MARKETING &
                                         UTILITIES     OPERATIONS      WHOLESALE     ELIMINATIONS    CONSOLIDATED
                                        -----------    -----------    -----------    ------------    ------------
CAPITAL EXPENDITURES                    $ 2,673,861     $ 1,497,032    $   585,990    $        --     $ 4,756,883
                                        ===========     ===========    ===========    ===========     ===========

PROPERTY,PLANT AND EQUIPMENT, NET        21,728,354       9,179,824        826,735             --      31,734,913
REAL ESTATE HELD FOR INVESTMENT              69,220              --             --             --          69,220
                                        -----------     -----------    -----------    -----------     -----------
TOTAL P&E                                21,797,574       9,179,824        826,735             --      31,804,133

CURRENT ASSETS                            9,324,211       1,473,837      9,249,187     (3,659,540)     16,387,695
OTHER ASSETS                              3,715,291          15,053        344,050     (1,072,000)      3,002,394
                                        -----------     -----------    -----------    -----------     -----------

TOTAL ASSETS                             34,837,076      10,668,714     10,419,972     (4,731,540)     51,194,222
                                        ===========     ===========    ===========    ===========     ===========

EQUITY                                   10,161,129       1,804,463      2,892,613     (1,072,000)     13,786,205
LONG-TERM DEBT                           14,450,485       1,564,293        380,222             --      16,395,000
CURRENT LIABILITIES                      10,373,176       1,094,584      7,022,374     (3,659,540)     14,830,594
DEFERRED INCOME TAXES                     2,916,770         718,592         63,837             --       3,699,199
OTHER LIABILITIES                        (3,064,484)      5,486,782         60,926                      2,483,224
                                        -----------     -----------    -----------    -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES    $34,837,076     $10,668,714    $10,419,972    $(4,731,540)    $51,194,222
                                        ===========     ===========    ===========    ===========     ===========

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

     In the fiscal year ended June 30, 2001 and 2000, no options were granted.

     For the fiscal year ended June 30, 1999, 42,820 options were granted. For purposes of pro forma disclosures, the Company's pro forma net income for 1999 was $1,537,110 or $.64 earnings per share. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. In management's opinion, because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the

                    Energy West Incorporated and Subsidiaries

7. STOCK OPTIONS AND OWNERSHIP PLANS (CONTINUED)

fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

     A summary of the activity under the plans is as follows:


                                                                Weighted
                                                                 Average
                                                   Number of    Exercise
                                                     Shares      Price
                                                   ---------    ---------
Outstanding at July 1, 1999                         28,600        $8.402
Granted                                             42,820        $9.096
Exercised                                             (100)       $9.000
Expired                                             (3,600)       $7.375
                                                    ------
Outstanding and exercisable at June 30, 1999        67,720        $8.894

Granted                                                 --            --
Exercised                                               --            --
Expired                                             (5,000)       $9.125
                                                    ------
Outstanding and exercisable at June 30, 2000        62,720        $8.972
Granted                                                 --            --
Exercised                                           (2,300)       $9.000
Expired                                             (4,000)       $9.187
                                                    ------
Outstanding and exercisable at June 30, 2001        56,420        $8.849
                                                    ======

At June 30, 2001, exercise prices range from $8.375 to $9.187 per share. The weighted-average remaining contractual life of stock options is 2 years. At June 30, 2001, there were approximately 12,600 shares available for grant.

                    Energy West Incorporated and Subsidiaries

7. STOCK OPTIONS AND OWNERSHIP PLANS (CONTINUED)

EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an Employee Stock Ownership Plan ("ESOP") that covers most of the Company's employees. The ESOP receives cash contributions from the Company each year as determined by the Board of Directors and buys shares of the Company's common stock from either the Company or the open market at the current price per share. The Company has contributed and recognized as expense $110,650, $103,886 and $144,118 for the years ended June 30, 2001, 2000 and 1999, respectively.

8. LEASES

     The Company leases certain properties including land, office buildings, and other equipment under non-cancelable operating leases through FY 2006. The future minimum lease payments are as follows:


FISCAL YEAR
2002                $166,035
2003                $166,035
2004                $166,035
2005                $131,175
2006                $ 51,975

                    Energy West Incorporated and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company has entered into long-term, take or pay natural gas supply contracts which expire at varying times through 2002. The contracts generally require the Company to purchase specified minimum volumes of natural gas at a fixed price that is subject to renegotiation every two years. Current prices per MMBtu for these average approximately $2.39. Based on current prices, the minimum take or pay obligation at June 30, 2001 for each of the next two years and in total is as follows:


FISCAL YEAR
2002                           $632,760
2003                            175,200


Natural gas purchases under these contracts for the years ended June 30, 2001, 2000 and 1999 approximated $1,141,000, $1,182,000 and $2,042,000, respectively.

                    Energy West Incorporated and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

ENVIRONMENTAL CONTINGENCY

     The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products that have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality ("MDEQ") in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999, the Company received final approval from the MDEQ for its plan for remediation of soil contaminants. To date, all contaminated soil has been removed, and an asphalt cap has been placed over the site. The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants.

     At June 30, 2001, the costs incurred in evaluating and beginning remediation have totaled approximately $1,880,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 2001, that recovery mechanism had generated approximately $1,100,000. The Company expects to recover the full amount expended through the surcharge. The Commission's decision calls for ongoing review by the Commission of any costs incurred. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ for water contaminants.

LITIGATION AND OTHER MATTERS

     From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company does not believe that the outcome of any presently pending claims or litigation will cause a material adverse effect. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

     On September 4, 1998, the Company received correspondence from the Department of Justice that a claim was being considered by the United States of America

                    Energy West Incorporated and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(U.S.) against Energy West, Incorporated. The correspondence indicated that a complaint has been prepared by Jack Grynberg, acting as Relater on behalf of the U.S., alleging that the Company had utilized improper measurement procedures in the measurement of gas which was produced from wells owned by it, by its subsidiaries, or from which the Company may have acted as operator. The alleged improper measurement procedure purportedly understated the amount of royalty revenue, which would have been paid to the U.S. The complaint is substantially identical to the complaint being made against seventy-seven other parties. The Company is alleged to have been responsible for the measurement of over 150 wells during a five-year period. The Company has investigated this allegation and believes it had measurement responsibility for one well. The quantity of production from that well is small enough that the Company does not expect its potential liability to be material from any adverse decision. Furthermore, the Company believes that the allegations made by Mr. Grynberg are not sustainable. In the spring of 1999 the United States declined to intervene in the action. Mr. Grynberg has served the Company with the complaint, and the matter is currently the subject of preliminary motions in Federal Court. The Company intends to vigorously contest the claims made in the complaint.

     On July 2, 2001, the Company's wholly-owned subsidiary Energy West Resources, Inc. (EWR) filed a complaint against PPL Montana, LLC (PPLM) in the United States District Court for the District of Montana. In its complaint, EWR sought injunctive and declaratory relief relating to a wholesale electricity supply contract between EWR and PPL dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). The Contract calls for PPL to sell wholesale electric energy to EWR for a two-year period commencing July 1, 2000. EWR filed its July 2, 2001 lawsuit because PPLM had threatened to terminate sales and deliveries of electric energy to EWR under the Contract, and also demanded that EWR make substantial payments to PPLM relating to past power sales under the Contract. On July 13, 2001, PPLM filed suit against EWR in Montana state court seeking unspecified damages and other relief.

     EWR has received substantial imbalance payments as a result of the amount of power that it has scheduled and purchased from PPLM. The imbalance payments were made to EWR by its transmission provider, The Montana Power Company (MPC), pursuant to the imbalance provisions in MPC's transmission tariff on file with the Federal Energy Regulatory Commission (FERC). PPLM claims that, as a result of EWR's

                    Energy West Incorporated and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

scheduling under the Contract, EWR made profits of approximately $7.5 million for the period from July 1, 2001 through December 31, 2000, and additional profits for subsequent periods, and that PPLM is entitled to such profits. PPLM also has taken the position that it has the right to terminate deliveries of energy under the Contract. Any recovery of damages by PPLM, as well as the resulting costs to EWR of securing alternative supplies in the event of termination of the Contract, could be material to the Company and its financial condition.

     EWR denies liability to PPLM. EWR believes that its scheduling practices were reasonable under the circumstances, and that it is not in default under the Contract.

     On July 6, 2001, the U.S. District Court granted a temporary restraining order barring PPLM from terminating sales and deliveries of energy to EWR under the Contract. On July 19, 2001, the court stayed further proceedings in order to permit PPLM to file a request with FERC to assert primary jurisdiction over the parties' contract dispute. On July 20, 2001, PPLM filed a notice of cancellation with FERC in which PPLM requested FERC to assert primary jurisdiction over the dispute and to approve PPLM's request for early cancellation of the Contract. EWR opposed PPLM's requests. On September 14, 2001, FERC issued an order rejecting PPLM's notice of cancellation. In its order, FERC ruled that the courts are the appropriate venue for adjudication of the parties' contract dispute. The FERC order does not prevent PPLM from refiling a notice of cancellation with FERC after the conclusion of appropriate judicial proceedings.

     As a result of the FERC ruling, the litigation has returned to the U.S. District Court in Montana. PPLM's separate state court action has been removed to the U.S. District Court for the District of Montana and consolidated with EWR's lawsuit in that court. The parties currently are engaged in the process of discovery in the judicial proceeding. EWR intends to vigorously advocate and defend its position in the ongoing litigation with PPLM. The Company believes that it has established adequate reserves with respect to the litigation with PPLM; however, there can be no assurance that any liability will not exceed the amounts provided.

                    Energy West Incorporated and Subsidiaries

10. REGULATORY MATTERS

     On February 2, 2001, the Company filed an updated and amended application with the Montana Public Service Commission updating its pending application for the recovery of gas costs with more current costs. This application included a stipulation between the Company and the Montana Consumer Counsel that suggested to the Commission that changes be made in the procedure for recovery of gas costs. On February 21, the Commission issued an amended interim order that adopted a procedure that permitted a one year amortization of the updated unrecovered gas costs and established a monthly adjustment mechanism to reflect current gas costs in rates. Since February, adjustments have been made in each month when the applicable index of gas costs changes more than $.10 per Mcf.

11. FINANCIAL INSTRUMENTS & RISK MANAGEMENT

As part of the Company's risk management program, the Company uses a combination of natural gas call and put options, natural gas swap contracts and natural gas purchase and sell commitments to provide short-term protection against fluctuations in natural gas prices. These instruments generally cover up to 65% of the Company's forecasted natural gas needs for 12 to 24 months.

As of June 30, 2001, none of the Company's derivatives were designated as hedges. Derivatives not designated as hedges are not speculative but are used to manage the Company's exposure to commodity price risk. The net position of the Company's natural gas derivative assets and liabilities resulted in a loss of $476,499. Included in this loss was a derivative entered into on behalf of the Company's natural gas segment in order to lock in a price for the fiscal 2002 heating season. This derivative had a negative position of $697,526, which, in accordance with regulatory treatment, was recorded as an increase to the Company's recoverable costs of gas purchases on the balance sheet. The remaining net gain of $221,027 was recorded in other income.

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

         3. Exhibits (See Exhibit Index on Page E-1)

(b)   We filed the following reports on Form 8-K:

                        Date                               Subject
                        ----                               -------
                    July 9, 2001               Item 9. Regulation FD Disclosure

                    July 23, 2001              Item 9. Regulation FD Disclosure

                    September 18, 2001         Item 9. Regulation FD Disclosure

                    September 19, 2001         Item 9. Regulation FD Disclosure

                    Item 9.  Regulation FD Disclosure.

                    On July 8, 2001, Energy West Incorporated (the "Company") issued a press release announcing that it had obtained a temporary restraining order against PPL-Montana, LLC ("PPLM") relating to the wholesale electricity supply contract between the Company and PPLM. A copy of this press release is attached as Exhibit 99.1 hereto and incorporated herein by reference.

                    On July 23, 2001, Energy West Incorporated (the "Company") issued a press release announcing developments related to pending litigation with PPL-Montana, LLC. A copy of this press release is attached as Exhibit 99.1, hereto and incorporated herein by reference.

                    On September 18, 2001, the Company issued a press release announcing the retirement of Mr. Geske as President and Chief Executive Officer and the appointment of Edward Bernica as President and Chief Executive Officer. A copy of this press release is attached as part of Exhibit 99.1, hereto and incorporated herein by reference.

                    On September 19, 2001, the Company issued a press release announcing developments related to the pending litigation with PPL-Montana, LLC. A copy of this press release is attached as part of Exhibit 99.1, hereto and incorporated by reference.

                    Item 7. Financial Statements and Exhibits

(c) EXHIBITS. The following exhibits are filed herewith:

                    23.1 Consent of Independent Auditors (filed herewith)

                    99.1 Press Release dated July 8, 2001.

                    99.2 Press Release dated July 23, 2000.

                    99.3 Press Release dated September 18, 2001.

                    99.4 Press Release dated September 19, 2001.


(d) SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                ENERGY WEST INC.

                                  JUNE 30, 2001

                             Balance At    Charged     Write-Offs     Balance
                             Beginning     to Costs      Net of      at End of
Description                  of Period    & Expenses   Recoveries      Period
-----------                  ---------    ----------   ----------    ---------
ALLOWANCE FOR
UNCOLLECTIBLE ACCOUNTS

Year Ended June 30, 1999     $  98,761    $  62,160    $ (76,383)    $  84,538

Year Ended June 30, 2000     $  84,538    $ 104,132    $(100,671)    $  87,999

Year Ended June 30, 2001     $  87,999    $ 169,785    $ (53,214)    $ 204,570

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST INCORPORATED

/s/ Edward J. Bernica

Edward J. Bernica, President and Chief
Executive Officer (Principal Executive Financial and Accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry D. Geske                                      09/27/01
Larry D. Geske                 Director                 Date

/s/ Andrew Davidson                                     09/27/01
Andrew Davidson                Director                 Date

/s/ Thomas N. McGowen, Jr.                              09/27/01
Thomas N. McGowen, Jr.         Director                 Date

/s/ G. Montgomery Mitchell                              09/27/01
G. Montgomery Mitchell         Director                 Date

/s/ George D. Ruff                                      09/27/01
George D. Ruff                 Director                 Date

/s/ David A. Flitner                                    09/27/01
David A. Flitner               Director                 Date

/s/ Dean South                                          09/27/01
Dean South                     Director                 Date

/s/ Richard J. Schulte                                  09/27/01
Richard J. Schulte             Director                 Date