Form 10-Q
period 2001-09-30
ENERGY WEST INC
filed 2001-11-14
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                   Quarterly Report under section 13 or 15(d)

                     of the Securities Exchange Act of 1934

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR

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

Class Outstanding at  November 9, 2001

(Common stock, $.15 par value) 2,544,333

                            ENERGY WEST INCORPORATED

                               INDEX TO FORM 10-Q

                                                                                              Page No.
                                                                                              --------
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2001 and June 30, 2001 (Unaudited)                                1

                  Condensed Consolidated Statements of Operations - three
                  months ended September 30, 2001 and 2000 (Unaudited)                            2

                  Condensed Consolidated Statements of Cash Flows - three
                  months ended September 30, 2001 and 2000 (Unaudited)                            3

                  Notes to Condensed Consolidated Financial Statements (Unaudited)              4-9

         Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                       10-15

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                     16

Part II   Other Information

         Item 1 - Legal Proceedings                                                           17-18
         Item 2 - Changes in Securities                                                          18
         Item 3 - Defaults upon Senior Securities                                                18
         Item 4 - Submission of Matters to a Vote of Security Holders                            18

         Item 5 - Other Information                                                              18
         Item 6 - Exhibits and Reports on Form 8-K                                               18
         Signatures


Item 1.  Financial Statements

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                    ASSETS
                                                                             September 30                               June 30
                                                                                 2001                                     2001
                                                                           -----------------                        ---------------
                                                                              (Unaudited)                              (Audited)
        Current Assets:
          Cash and Cash Equivalents                                        $               -                        $       220,667
          Accounts Receivable (Net)                                                7,980,549                             10,331,403
          Derivative Assets                                                        6,797,991                              3,444,861
          Natural Gas and Propane Inventory                                       10,734,904                              4,767,546
          Materials and Supplies                                                     665,128                                631,574
          Prepayments and Other                                                      658,840                                401,142
          Refundable Income Tax Payments                                           1,115,157                                      0
          Recoverable Cost of Gas Purchases                                        6,017,814                              6,824,220
                                                                           -----------------                        ---------------
                    Total Current Assets                                          33,970,383                             26,621,413
                                                                           -----------------                        ---------------
        Notes Receivable Due After One Year                                          125,465                                137,927
        Property, Plant and Equipment (Net)                                       33,875,751                             32,999,158
        Deferred Charges                                                           2,535,526                              2,519,137
                                                                           ----------------                         ---------------
        Total Assets                                                       $      70,507,125                        $    62,277,635
                                                                           =================                        ===============

                                                                                       CAPITALIZATION AND LIABILITIES
        Capitalization and Liabilities:
        Current Liabilities:
          Note Payable to Bank                                             $      12,789,034                        $     3,785,989
          Long-Term Debt Due Within One Year                                         390,000                                465,000
          Accounts Payable - Gas and Electric Purchases                            6,987,240                              8,229,601
          Accounts Payable - Other                                                   469,153                              1,075,519
          Derivative Liabilities                                                   7,375,798                              3,921,354
          Deferred Income Taxes Payable                                              855,104                                631,305
          Other Current and Accrued Liabilities                                    4,406,827                              6,307,217
                                                                           -----------------                        ---------------
                    Total Current Liabilities                                     33,273,156                             24,415,985
                                                                           -----------------                        ---------------
        Deferred Income Tax Liability                                              3,886,389                              3,835,513
        Other Deferred Credits                                                     2,588,982                              2,531,863
        Long-term obligations                                                     15,856,000                             15,881,000

        Stockholders' Equity
            Preferred Stock -- $.15 par value:

                Authorized -- 1,500,000 shares;
                Outstanding -- none
            Common Stock -- $.15 par value
                Authorized -- 3,500,000 shares
                Outstanding --  2,518,048 shares at
                September 30, 2001;
                2,513,383 at June 30, 2001                                                                                 $377,015
                                                                                     377,714

            Capital in Excess of Par Value                                         4,303,351                              4,248,310
            Retained Earnings                                                     10,221,533                             10,987,949
                                                                           -----------------                        ---------------
              Total Stockholders' Equity                                          14,902,598                             15,613,274
                                                                           -----------------                        ---------------
        Total Capitalization and Liabilities                               $      70,507,125                        $    62,277,635
                                                                           =================                        ===============


The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Three Months Ended
                                                                                        and Year-To-Date
                                                                                          September 30
                                                                                ----------------------------------
                                                                                                        2000
                                                                                    2001              (Restated)
                                                                                 (Unaudited)          (Unaudited)
                                                                                -------------        -------------
        Operating Revenue:
          Natural Gas Operations                                                $   4,871,559        $   3,391,807
          Propane Operations                                                        1,116,079            1,704,832
          Energy Marketing and Wholesale                                           11,594,600           11,322,790
                                                                                -------------        -------------
        Total Revenue                                                              17,582,238           16,419,429
                                                                                -------------        -------------
        Operating Expenses:
          Gas & Propane Purchased                                                   4,042,945            3,134,708
          Cost of Energy Marketing and Wholesale                                   11,562,060           10,216,588
          Distribution, General and Administrative                                  2,284,572            2,118,647
          Maintenance                                                                  95,241               98,062
          Depreciation and Amortization                                               514,194              514,325
          Other Taxes                                                                 176,398              152,871
                                                                                -------------        -------------
                    Total Operating Expenses                                       18,675,410           16,235,201
                                                                                -------------        -------------
        Operating Income (Loss)                                                    (1,093,172)             184,228
        Other Income - Net (Expense)                                                  807,688             (561,900)
                                                                                -------------        -------------
        Loss Before Interest Charges
          and Income Tax Benefit                                                     (285,484)            (377,672)
                                                                                -------------        -------------
        Interest Charges:
          Long-Term Debt                                                              300,156              307,199
          Other                                                                        76,678              216,170
                                                                                -------------        -------------
                Total Interest Charges                                                376,834              523,369

        Loss Before Income Tax Benefit                                               (662,318)            (901,041)
        Provision for Income Tax Benefit                                             (228,972)            (307,707)
                                                                                -------------        -------------
        Net Loss                                                                $    (433,346)       $    (593,334)
                                                                                -------------        -------------
        Basic and Diluted Loss Per Common Share                                 $       (0.17)       $       (0.24)
                                                                                -------------        -------------
        Dividends Per Common Share                                              $      0.1300        $      0.1250

        Basic Weighted Average Common Shares                                        2,513,484            2,476,130

        Diluted Weighted Average Common Shares                                      2,513,484            2,476,130


The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Three Months Ended
                                                                                                              September 30
                                                                                                   --------------------------------
                                                                                                                          2000
                                                                                                        2001           (Restated)
                                                                                                     (Unaudited)       (Unaudited)
                                                                                                   -------------      -------------
        Operating Activities:
               Net Loss                                                                            $    (433,346)     $    (593,334)

             Adjustment to Reconcile Net Loss to Cash Flows:
               Depreciation and Amortization                                                             514,194            514,325
               Gain on Sale of Property, Plant & Equipment                                               (22,936)                 0
               Deferred Gain on Sale of Assets                                                            (5,907)            (5,907)
               Investment Tax Credit - Net                                                                (5,266)            (5,266)
               Deferred Income Taxes - Net                                                               274,675            474,802
               Change in Operating Assets and Liabilities
                 Accounts Receivable - Net                                                             2,350,854           (178,553)
                 Derivative Assets                                                                    (3,353,130)        (2,084,409)
                 Natural Gas and Propane Inventory                                                    (5,967,358)        (2,191,951)
                 Prepayments and Other                                                                  (257,698)          (270,276)
                 Recoverable Cost of Gas Purchases                                                       806,406         (1,137,310)
                 Accounts Payable - Gas and Electric Purchases                                        (1,242,361)        (1,045,319)
                 Accounts Payable - Other                                                               (606,366)           272,199
                 Derivative Liabilities                                                                3,454,444          2,728,154
                 Other Assets and Liabilities                                                         (3,054,442)          (734,322)
                                                                                                   -------------      -------------
                Net Cash Used In Operating Activities                                                 (7,548,237)        (4,257,167)

        Investing Activities:
               Construction Expenditures                                                              (1,368,604)        (1,252,092)
               Proceeds from Sale of Property, Plant & Equipment                                          32,751                  0
               Collection of Long-Term Notes Receivable                                                   12,462              7,365
               Customer Advances for Construction                                                              0            (26,400)
               Proceeds from Contributions in Aid of Construction                                            246             25,507
                                                                                                   -------------      -------------
                   Net Cash Used In Investing Activities                                              (1,323,145)        (1,245,620)

        Financing Activities:
               Repayment of Long-Term Debt                                                               (75,000)           (75,000)
               Proceeds from Note Payable to Bank                                                     21,381,408         23,500,000
               Repayment of Note Payable to Bank                                                     (12,378,363)       (17,770,000)
               Dividends on Common Stock                                                                (277,330)          (264,387)
                                                                                                   -------------      -------------
                 Net Cash Provided by Financing Activities                                             8,650,715          5,390,613
                                                                                                   -------------      -------------
                 Net Decrease in Cash and Cash Equivalents                                              (474,350)          (603,368)
                     Cash and Cash Equivalents at Beginning of Period                                    220,667            112,174
                                                                                                   -------------      -------------
                     Cash and Cash Equivalents at End of Period                                    $           0      $           0
                                                                                                   -------------      -------------
        Supplemental schedule of noncash financing activities:
                Certain dividends were paid through issuance of common stock to shareholders in the amount of $55,741.


The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2001

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the three month period ended September 30, 2000 to conform to the presentation of the three month period ended September 30, 2001. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002 due to seasonal factors affecting gas utility, construction and other operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 2001.

Net income and loss amounts, including the per share amounts, for the first, second and third quarters of fiscal 2001 differ from those previously reported by the Company. Revenues and operating results do not differ from what was previously reported. The differences in net results are due to the Company's implementation of Statement of Financial Accounts Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivative instruments be recorded at fair value on the balance sheet. In order for the year-end amounts at June 30, 2001 to be comparative to those of the quarters, adjustments were made to certain accounts in the respective quarters to reflect the proper mark-to-market adjustments. Please see the Company's most recently filed 10-K for the fiscal year ended June 30, 2001 for further information.

Note 2 - Derivative Instruments and Hedging Activity

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

The Company is exposed to market risk as the energy commodities purchased and sold by the Company are subject to price volatility caused by weather, supply conditions and other unpredictable factors. The principal commodity hedged by the Company is natural gas. The Company's marketing and wholesale operations uses exchange traded futures and options contracts to manage the volatility related to firm commitments to purchase and sell. Though certain of these firm commitments to purchase and sell could potentially qualify for the "normal purchases and sales" exemption, the Company generally treats certain firm commitments to purchase and sell that qualify as derivative, as well as the futures and options contracts as derivatives and records them in the consolidated balance sheet at fair value in derivative assets and derivative liabilities in order to properly match the contracts. Quarterly mark-to-market adjustments to the fair values of these instruments are recorded in other income.

The majority of the Company's contracts for the purchase, sale, transportation and storage of natural gas and propane in the Company's natural gas and propane operations constitute "normal purchases and sales" under SFAS 133, and as such, are not subject to the accounting requirements of the new standards. In some cases, i.e., the Company's regulated divisions, gains or losses resulting from the eventual settlement of contracts are subject to deferral under the Company's tariffs with the Montana, Wyoming and Arizona Utilities Commissions. Therefore, any related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to FAS No. 71. Thus, in these divisions, SFAS 133 has no impact on earnings.

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

NOTE 3 - INCOME TAXES

Income tax benefit from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax benefit at statutory rates - 34%.........................   $(223,396)
State income tax benefit, net of federal income taxes........     (16,861)
Amortization of deferred investment tax credits..............      (5,266)
Other........................................................      16,551
                                                                ---------
Total income benefit.........................................   $(228,972)
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

The costs incurred in evaluating and making remediation to the site totaled approximately $1,960,000 as of September 30, 2001. On May 30, 1995 the Company received an order from the Montana Public Service Commission allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 2001 that recovery mechanism had generated approximately $1,108,000. The Company expects to recover the full amount expended through the surcharge. The Commission's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the Commission when the remediation plan is approved by the MDEQ for water contaminants.

Litigation and Other Matters

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

On September 4, 1998, the Company received correspondence from the Department of Justice that a claim was being considered by the United States of America (U.S.) against Energy West Incorporated. The correspondence indicated that a complaint has been prepared by Jack Grynberg, acting as Relater on behalf of the U.S., alleging that the Company had utilized improper measurement procedures in the measurement of gas which was produced from wells owned by it, by its subsidiaries, or from which the Company may have acted as operator. The alleged improper measurement procedure purportedly understated the amount of royalty revenue, which would have been paid to the U.S. The complaint is substantially identical to the complaint being made against seventy-seven other parties. The Company is alleged to have been responsible for the measurement of over 150 wells during a five-year period. The Company has investigated this allegation and believes it had measurement responsibility for one well. The quantity of production from that well is small enough that the Company does not expect its potential liability to be material from any adverse decision. Furthermore, the Company believes that the allegations made by Mr. Grynberg are not sustainable. In the spring of 1999 the United States declined to intervene in the action. Mr. Grynberg has served the Company with the complaint, and the matter is currently the subject of preliminary motions in Federal Court. The Company intends to vigorously contest the claims made in the complaint.

On July 2, 2001, the Company's wholly-owned subsidiary Energy West Resources, Inc. (EWR) filed a complaint against PPL Montana, LLC (PPLM) in the United States District Court for the District of Montana. In its complaint, EWR sought injunctive and declaratory relief relating to a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). The Contract calls for PPLM to sell wholesale electric energy to EWR for a two-year period commencing July 1, 2000. EWR filed its July 2, 2001 lawsuit because PPLM had threatened to terminate sales and deliveries of electric energy to EWR under the Contract, and also demanded that EWR make substantial payments to PPLM relating to past power sales under the Contract. On July 13, 2001, PPLM filed suit against EWR in Montana state court seeking unspecified damages and other relief.

EWR has received substantial imbalance payments as a result of the amount of power that it has scheduled and purchased from PPLM. The imbalance payments were made to EWR by its transmission provider, The Montana Power Company (MPC), pursuant to the imbalance provisions in MPC's transmission tariff on file with the Federal Energy Regulatory Commission (FERC). PPLM claims that, as a result of EWR's scheduling under the Contract, EWR made profits of approximately $7.5 million for the period from July 1, 2000 through December 31, 2000, and additional profits for subsequent periods, and that PPLM is entitled to such profits. PPLM also has taken the position that it has the right to terminate deliveries of energy under the Contract. Any recovery of damages by PPLM, as well as the resulting costs to EWR of securing alternative supplies in the event of termination of the Contract could be material to the Company and its financial statements.

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

NOTE 5 - OPERATING REVENUES AND EXPENSES

     Rocky Mountain Fuels, a division originally reported as part of the energy marketing and wholesale operations during the quarter ended September 30, 2000 has been included as part of propane operations beginning July 1, 2001 to better align the internal reporting structure. Both fiscal periods shown below have been adjusted to reflect the operations of this division as part of the propane operations. Natural gas, propane, and energy marketing and wholesale operating revenues and expenses were as follows:

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                        --------------------------------
                                                        2001                      2000
                                                        ----                      ----
                                                     (Unaudited)                (RESTATED)
                                                                               (Unaudited)
OPERATING REVENUES:

Natural Gas Operations                                   $4,871,559             $3,391,807
Propane Operations                                        1,116,079              1,704,832
Energy Marketing and Wholesale                           11,594,600             11,322,790

                                                   -----------------    -------------------
                                                        $17,582,238            $16,419,429
                                                   =================    ===================

GAS AND POWER PURCHASES:

Natural Gas Operations                                   $3,386,100             $1,900,261
Propane Operations                                          656,845              1,234,447
Energy Marketing and Wholesale                           11,562,060             10,216,588

                                                   -----------------    -------------------
                                                        $15,605,005            $13,351,296
                                                   =================    ===================

DISTRIBUTION, GENERAL AND ADMINISTRATIVE:

Natural Gas Operations                                   $1,293,645             $1,332,161
Propane Operations                                          606,706                575,647
Energy Marketing and Wholesale                              384,221                210,839

                                                   -----------------    -------------------
                                                         $2,284,572             $2,118,647
                                                   =================    ===================

MAINTENANCE:

Natural Gas Operations                                      $81,136                $83,750
Propane Operations                                           14,105                 14,312
Energy Marketing and Wholesale                                    0                      0

                                                   -----------------    -------------------
                                                            $95,241                $98,062
                                                   =================    ===================

DEPRECIATION AND AMORTIZATION:

Natural Gas Operations                                     $328,184               $324,383
Propane Operations                                          165,547                185,409
Energy Marketing and Wholesale                               20,463                  4,533

                                                   -----------------    -------------------
                                                           $514,194               $514,325
                                                   =================    ===================

TAXES OTHER THAN INCOME:

Natural Gas Operations                                     $116,350               $100,753
Propane Operations                                           49,661                 39,617
Energy Marketing and Wholesale                               10,387                 12,501

                                                   -----------------    -------------------
                                                           $176,398               $152,871
                                                   =================    ===================

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                        --------------------------------
                                                        2001                      2000
                                                        ----                      ----
                                                     (Unaudited)                (RESTATED)
                                                                               (Unaudited)
OTHER INCOME (LOSS):

Natural Gas Operations                                      $49,291                $38,751
Propane Operations                                           31,078                 33,098
Energy Marketing and Wholesale                              727,319               (633,749)

                                                   ----------------     ------------------
                                                           $807,688              ($561,900)
                                                   ================     ==================

INTEREST CHARGES:

Natural Gas Operations                                     $228,399               $319,264
Propane Operations                                           97,654                132,247
Energy Marketing and Wholesale                               50,781                 71,858

                                                   ----------------     ------------------
                                                           $376,834               $523,369
                                                   ================     ==================

INCOME TAX EXPENSE (BENEFITS):

Natural Gas Operations                                    ($181,513)             ($221,346)
Propane Operations                                         (163,071)              (162,464)
Energy Marketing and Wholesale                              115,612                 76,103

                                                   ----------------     ------------------
                                                          ($376,834)              ($523,369)
                                                   =================    ===================


NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company intends to adopt the provisions of SFAS No. 142 effective for the fiscal year ending June 30, 2003. Management is currently evaluating the impact of these pronouncements on the financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS 143 is effective for the fiscal year ending June 30, 2003. Management is currently evaluating the impact of this pronouncement on the financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS No. 144 is effective for the fiscal year ending June 30, 2003. Management is currently evaluating the impact of this pronouncement on the financial statements.

                                    FORM 10-Q

                            ENERGY WEST INCORPORATED

Item 2 - Management's Discussion and Analysis of Interim Financial Statements

The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated. On July 1, 2000, the Company underwent a change in its reporting and management structure. Previously, operations were organized and managed according to geographic location and the regulated or non-regulated nature of the business. After July 1, operations were organized according to similarities in the business-regulated natural gas operations, regulated and non-regulated propane operations, and marketing and wholesale operations.

The Company's natural gas operations involve the distribution of regulated natural gas to the public in the Great Falls and West Yellowstone, Montana and the Cody, Wyoming areas. Also included in the natural gas operations for reporting purposes is Energy West Development, Inc. (EWD), a wholly owned subsidiary. Earnings from EWD represents less than 1% of the Company's overall earnings.

The Company's propane operations, operated by its wholly owned subsidiary Energy West Propane, Inc. (EWP), include the distribution of regulated propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas as well as non-utility retail and wholesale propane operations in Wyoming, Montana, Arizona, Colorado, South Dakota, North Dakota and Nebraska.

The Company's wholly owned subsidiary, Energy West Resources, Inc. (EWR) conducts wholesale distribution activities involving the sale of natural gas and electricity mainly in Montana and Wyoming.

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

At September 30, 2001, the Company had $26,000,000 in bank lines of credit, of which $12,789,000 had been borrowed under the credit agreement. The Company had outstanding letters of credit totaling $8,700,000 related to electric and gas purchase contracts. These letters of credit, when netted against the total bank lines of credit, result in a total remaining borrowing capacity of $4,511,000.

An adverse outcome in the litigation with PPL Montana, LLC (PPLM) could have a material adverse effect on the Company's liquidity and capital resources. See "Part II, Item 1 - Legal Proceedings."

Cash Flow Analysis

The Company used net cash in operating activities for the three months ended September 30, 2001 in the amount of approximately $7,548,000 as compared to approximately $4,257,000 for the three months ended September 30, 2000. This increase in cash used in operating activities of $3,291,000 was primarily due to increased purchases in gas inventory of about $3,775,000, and payments of income taxes of $1,841,000. Offsets to these increases in cash used were collections on account receivable of $2,529,000.

Cash used in investing activities was approximately $1,323,000 for the three months ended September 30, 2001, as compared to approximately $1,246,000 for the three months ended September 30 2000. This increase of $77,000 was primarily due to expenditures incurred for system expansion in utility operations.

Capital expenditures of the Company are primarily for expansion and improvement of its regulated utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures were approximately $3.3 million in fiscal 2001, $4.8 million in fiscal 2000 and $3.7 million in fiscal 1999. During fiscal 2001, approximately $1.7 million was expended for system expansion, construction and maintenance of the natural gas liquefied natural gas systems. In addition, approximately $1 million was expended for bulk tanks, customer tanks and equipment for the propane operating entities. Capital expenditures are expected to be close to $5 million in fiscal 2002, including approximately $2.6 million for continued system expansion, construction and maintenance of the Company's natural gas operations. In addition, approximately $1.5 million is expected to be expended for propane vapor systems, bulk tanks, customer tanks and equipment for the Company's propane operations with the balance of $.9 million to be expended for the Company's energy marketing and wholesale operations. The Company continues to evaluate opportunities to expand its existing businesses from time to time.

Results of Consolidated Operations

Comparison of First Quarter of Fiscal 2002 Ended September 30, 2001 and Fiscal 2001 Ended September 30, 2000.

The Company's net loss for first quarter ended September 30, 2001 was a loss of $433,000 compared to a loss of $593,000 for the quarter ended September 30, 2000. The loss decrease occurred mainly from items impacting the marketing and wholesale operation. Although margins experienced in fiscal 2002 from the remarketing of electricity were much lower than in fiscal 2001 due to the stabilization of market prices, the unrealized gain from mark-to-market valuation offset this loss during the first quarter of fiscal 2002.

Gross margin, which is defined as operating revenues less gas purchased, decreased from approximately $3,068,000 in fiscal 2001 to $1,977,000 in fiscal 2002 or $1,091,000 primarily due to decreased margin from the marketing and wholesale operations. During fiscal 2001, these operations experienced higher margins from remarketing of electricity at unusually high market prices. Market prices have stabilized in fiscal 2002 resulting in lower margins.

Distribution, general and administrative expenses increased from approximately $2,119,000 in fiscal 2001 to $2,284,000 in fiscal 2002. This increase was primarily due to the timing of certain expenses including legal expenses incurred as a result of ongoing litigation.

Other income increased to $808,000 in fiscal 2002 from a loss of $562,000 in fiscal 2001. The $1,370,000 increase was attributed mainly to the swing in the wholesale operation's mark-to-market position.

Interest expenses were lower by $147,000 during the first quarter of fiscal 2002, moving down to $377,000 as of September 30, 2001 from $523,000 during the same period last year. This reduction was due to lower short-term interest rates during the quarter.

Natural Gas Operations

The natural gas segment saw a decrease in the loss from operations of approximately 4% or $16,000. The loss in fiscal 2001 was approximately $350,000 and approximately $334,000 for the first three months of fiscal 2002. This decrease came mainly from reductions in interest expense, but was offset slightly by reduced margins resulting from warmer weather.

Operating Revenues -

Natural gas operating revenues in the first three months of fiscal 2002 were approximately $4,872,000 compared to approximately $3,392,000 for the first three months of fiscal 2001. The $1,480,000 increase was mainly due to higher rates to the consumer that were approved by the Montana Public Service Commission (MPSC) in November 2000 in response to higher commodity costs of gas.

Purchased Gas Costs -

The costs of natural gas increased 78% as a result of the increase in rates approved by the MPSC in November 2000. The rate increase was necessary due to higher commodity prices experienced during fiscal years 2000 and 2001. As a result of the rate increase, allowed purchased gas costs rose to $3,386,000 in the first three months of fiscal 2002 as compared to $1,900,000 in the same period last year.

Gross Margin -

Gross margin, which is defined as operating revenues less gas purchased, was $1,485,000 for the first three months of fiscal 2002 compared to a gross margin of $1,492,000 for the first three months of fiscal 2001, primarily due to slightly warmer than normal weather during fiscal 2002.

Operating Expenses -

Natural gas operating expenses, excluding the cost of gas purchased and federal and state income taxes were approximately $1,819,000 for the first three months of fiscal 2002 as compared to $1,841,000 for the same period in fiscal 2001. The minor 1% decrease in the period was generally due to the timing of certain expenses, and is not expected to continue throughout the year.

Interest Charges -

Interest charges allocable to the Company's natural gas operations were approximately $228,000 for the first quarter of fiscal 2002, as compared to $319,000 in the comparable period in fiscal 2001. Long-term debt interest remained about the same as one year ago, but short-term debt interest decreased due to a decrease in short-term borrowing rates during the quarter.

Income Taxes -

State and federal income tax benefits of the Company's natural gas operations were approximately $181,000 for the first quarter of fiscal 2002 as compared to approximately $221,000 in fiscal 2001. This was due to a lower pre-tax loss from natural gas operations.

Propane Operations

Propane revenues in the first three months of fiscal 2002 were approximately $1,116,000 compared to approximately $1,705,000 for the first three months of fiscal 2001. This $589,000 decrease was primarily due to the drop in the market price of propane. Correspondingly, commodity costs of propane have also decreased approximately $579,000, from $1,234,000 in the first three months of fiscal 2001 to $657,000 in the same period this year. The results of these two factors have combined to drop gross margin 2% to $459,000 in fiscal 2002 from $470,000 in fiscal 2001. The Company believes this is a timing difference, and does not expect to sustain this margin loss throughout the year.

Operating losses have increased nearly 9% from approximately $345,000 in fiscal 2001 to $377,000 for the first three months of fiscal 2002. This increase in operating loss was due to an increase in operating expenses of approximately $21,000 and a decrease in gross margin of approximately $11,000.

Operating Expenses -

Propane operating expenses, excluding the cost of propane purchased and federal and state income taxes were approximately $836,000 for the first three months of fiscal 2002 as compared to $815,000 for the same period in fiscal 2001. The increase in the period was generally due to the timing of certain expenses, and is not expected to continue throughout the year.

Interest Charges -

Interest charges allocable to the Company's propane operations were approximately $98,000 for the first quarter of fiscal 2002, as compared to $132,000 in the comparable period in fiscal 2001. Long-term debt remained about the same as the prior year, however, short-term debt interest decreased due to the decrease in short-term borrowing rates for the first quarter of fiscal 2002.

Energy Marketing and Wholesale Operations

Operating Revenues -

Revenues from energy marketing and wholesale gas and electric sales in the first three months of fiscal 2002 were approximately $11,595,000 compared to approximately $11,322,000 for the first three months of fiscal 2001. The increase in revenues for the quarter resulted from higher gas commodity prices charged to customers.

Gross Margin -

Gross margin, consisting of revenue less gas and power purchases, decreased by $1,073,000. Gross margin went from $1,106,000 during the first three months of fiscal 2001, to $33,000 during the same period in the current year. During the first quarter of fiscal 2001, the wholesale operations experienced remarketing of electricity at unusually high market prices. Market prices have stabilized in fiscal 2002 resulting in lower margins.

Operating Expenses -

Operating expenses for energy marketing and wholesale energy sales, excluding the cost of gas and electricity purchased and federal and state income taxes increased $187,000 to $415,000 for the first three months of fiscal 2002 as compared to $228,000 for the same period in fiscal 2001. The increase in the period was mainly due to legal and professional expenses incurred as a result of ongoing litigation.

Other Income -

Other income increased by $1,361,000 from a net expense of $634,000 for the first quarter of fiscal 2001 to net other income of $727,000 for the first quarter of fiscal 2002. The other income and losses for the first quarter of both fiscal years is mainly due to the mark-to-market requirements related to the impact of SFAS 133. This position will fluctuate on a quarterly basis, and is not necessarily indicative of what the wholesale operation will record at the end of the fiscal year. The mark-to-market position at the end of September 30, 2001 was a gain of $944,000 compared to a loss of $644,000 during the same period last year.

Income Taxes -

State and federal income tax expense of the Company's energy marketing and wholesale operations was approximately $116,000 for the first quarter of fiscal 2002 as compared to $76,000 in fiscal 2001, due to slightly higher pre-tax income from the energy marketing operations.

Safe Harbor for Forward Looking Statement

The Company is including the following cautionary statement in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the outcome of pending litigation, particularly the litigation with PPLM discussed in "Part II - Other Information, Item 1. Legal Proceedings". In addition, statements containing expressions such as "believes", "anticipates", "estimates", "expects", "intends", "plans", or "predicts", used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement.

Item 3 - The Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks, including commodity price risk (i.e., natural gas and propane prices) and interest rate risk. The adverse effects of potential changes in these market risks are discussed below.

Commodity Price Risk

The Company protects itself against price fluctuations on natural gas by limiting the aggregate level of net open positions exposed to market price changes through the use of natural gas derivative instruments. The net open position is actively managed with strict policies designed to limit the exposure to market risk and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may enter into to those related to natural gas commodities. The Company's results of operations are significantly impacted by changes in the price of natural gas. In order to provide short-term protection against a sharp increase in natural gas prices, the Company from time to time enters into natural gas call and put options, swap contracts and purchase commitments. The Company's gas hedging strategy could result in the Company not fully benefiting from certain gas price declines.

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

Credit Risk

Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties of their contractual obligations under the various instruments with the Company. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changing market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. The Company seeks to mitigate credit risk by evaluating the financial strength of potential counterparties. However, despite mitigation efforts, defaults by counterparties occur from time to time. To date, any such defaults have not had a material effect on the Company's earnings.

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

On September 4, 1998, the Company received correspondence from the Department of Justice that a claim was being considered by the United States of America (U.S.) against Energy West Incorporated. The correspondence indicated that a complaint has been prepared by Jack Grynberg, acting as Relater on behalf of the U.S., alleging that the Company had utilized improper measurement procedures in the measurement of gas which was produced from wells owned by it, by its subsidiaries, or from which the Company may have acted as operator. The alleged improper measurement procedure purportedly understated the amount of royalty revenue, which would have been paid to the U.S. The complaint is substantially identical to the complaint being made against seventy-seven other parties. The Company is alleged to have been responsible for the measurement of over 150 wells during a five-year period. The Company has investigated this allegation and believes it had measurement responsibility for one well. The quantity of production from that well is small enough that the Company does not expect its potential liability to be material from any adverse decision. Furthermore, the Company believes that the allegations made by Mr. Grynberg are not sustainable. In the spring of 1999 the United States declined to intervene in the action. Mr. Grynberg has served the Company with the complaint, and the matter is currently the subject of preliminary motions in Federal Court. The Company intends to vigorously contest the claims made in the complaint.

On July 2, 2001, the Company's wholly-owned subsidiary Energy West Resources, Inc. (EWR) filed a complaint against PPL Montana, LLC (PPLM) in the United States District Court for the District of Montana. In its complaint, EWR sought injunctive and declaratory relief relating to a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). The Contract calls for PPLM to sell wholesale electric energy to EWR for a two-year period commencing July 1, 2000. EWR filed its July 2, 2001 lawsuit because PPLM had threatened to terminate sales and deliveries of electric energy to EWR under the Contract, and also demanded that EWR make substantial payments to PPLM relating to past power sales under the Contract. On July 13, 2001, PPLM filed suit against EWR in Montana state court seeking unspecified damages and other relief.

EWR has received substantial imbalance payments as a result of the amount of power that it has scheduled and purchased from PPLM. The imbalance payments were made to EWR by its transmission provider, The Montana Power Company (MPC), pursuant to the imbalance provisions in MPC's transmission tariff on file with the Federal Energy Regulatory Commission (FERC). PPLM claims that, as a result of EWR's scheduling under the Contract, EWR made profits of approximately $7.5 million for the period from July 1, 2000 through December 31, 2000, and additional profits for subsequent periods, and that PPLM is entitled to such profits. PPLM also has taken the position that it has the right to terminate deliveries of energy under the Contract. Any recovery of damages by PPLM, as well as the resulting costs to EWR of securing alternative supplies in the event of termination of the Contract could be material to the Company and its financial statements.

EWR denies liability to PPLM. EWR believes that its scheduling practices were reasonable under the circumstances, and that it is not in default under the Contract.

                                   FORM 10-Q

Item 1.  Legal Proceedings (Continued)

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

Item 3.  Defaults upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         A.       Exhibits

                  16.0  Notification of Change of Independent Auditors

         B.       We filed the following reports on Form 8-K:

                      Date                                   Subject
                      ----                                   -------
             October 31, 2001          Item 9.       Regulation FD Disclosure

         Item 9.  Regulation FD Disclosure.

         On October 31, 2001, Energy West Incorporated filed an 8-K with the Securities and Exchange Commission noting a change in independent auditors. A copy of this 8-K is attached as Exhibit 16.1 hereto and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/Edward J. Bernica

---------------------------------------
Edward J. Bernica, President and Chief Executive Officer (Principal Executive Financial and Accounting Officer)



Dated November 14, 2001