Form 10-Q
period 2001-12-31
ENERGY WEST INC
filed 2002-02-14
CIK 43350

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2001

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                         Commission File number 0-14183

                            ENERGY WEST INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Montana                                           81-0141785
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


  1 First Avenue South, Great Falls, Mt.                       59401
 ----------------------------------------                    ---------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code  (406)-791-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
    ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class Outstanding at February 11, 2002
                    (Common stock, $.15 par value) 2,568,580


================================================================================

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                          Page No.
                                                                                          --------
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2001 and 2000 and June 30, 2001                               1

                  Condensed Consolidated Statements of Income -
                  three months and six months ended December 31, 2001 and 2000               2

                  Condensed Consolidated Statements of cash flows -
                  six months ended December 31, 2001 and 2000                                3
                  Notes to Condensed Consolidated Financial Statements                     4-9

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations                          10-17

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                18

Part II  Other Information

         Item 1 - Legal Proceedings                                                         19

         Item 2 - Changes in Securities                                                     20

         Item 3 - Defaults upon Senior Securities                                           20

         Item 4 - Submission of Matters to a Vote of Security Holders                       20

         Item 5 - Other Information                                                         20

         Item 6 - Exhibits and Reports on Form 8-K                                          20

         Signatures

             I.  FINANCIAL INFORMATION
                 Item 1.  Financial Statements


                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             ASSETS

                                                                          December 31     December 31        June 30
                                                                              2001            2000             2001
                                                                          (Unaudited)      (Unaudited)      (Unaudited)
                                                                     --------------------------------------------------
Current Assets:
  Cash and Cash Equivalents                                               $   562,592     $   214,352      $   220,667
  Accounts Receivable (net)                                                14,010,028      16,920,223       10,331,403
  Derivative Assets                                                         5,862,665      18,162,248        3,444,861
  Natural Gas and Propane Inventory                                         7,502,315       3,302,923        4,767,546
  Materials and Supplies                                                      654,337         655,484          631,574
  Prepayments and other                                                       600,709         513,423          401,142
  Refundable Income Tax Payments                                              241,416         942,233                0
  Recoverable Cost of Gas Purchases                                         3,776,358       6,754,684        6,824,220
                                                                     --------------------------------------------------
                        Total Current Assets                               33,210,420      47,465,570       26,621,413
                                                                     --------------------------------------------------


Notes Receivable Due After One Year                                             3,300         148,769          137,927

Property, Plant and Equipment-Net                                          34,648,397      32,669,205       32,999,158

Deferred Charges                                                            2,460,170       2,695,535        2,519,137
                                                                     --------------------------------------------------

Total Assets                                                              $70,322,287     $82,979,079      $62,277,635
                                                                     ==================================================

                                                                                  CAPITALIZATION AND LIABILITIES

Current Liabilities:
  Note payable to bank                                                    $14,220,869     $12,441,429       $3,785,989
  Long-term debt due within one year                                          470,000         445,000          465,000
  Accounts Payable - Gas and Electric Purchases                             7,331,601       9,609,487        8,229,601
  Accounts Payable - Other                                                    707,643         807,095        1,075,519
  Derivative Liabilities                                                    6,057,940      18,520,084        3,921,354
  Deferred Income Taxes                                                       233,631       2,407,178          631,305
  Other Current and Accrued Liabilities                                     3,489,248       1,989,867        6,307,217
                                                                     --------------------------------------------------

                        Total Current Liabilities                          32,510,932      46,220,140       24,415,985
                                                                     --------------------------------------------------

  Deferred Income Taxes                                                     3,937,944       3,803,093        3,835,513

  Other Deferred Credits                                                    2,548,639       2,534,856        2,531,863

  Long-term obligations                                                    15,776,000      16,304,000       15,881,000

  Stockholders' Equity
    Preferred Stock --$.15 par value:
        Authorized -- 1,500,000 shares
        Outstanding -- none
    Common Stock -- $.15 par value Authorized --
        3,500,000 shares Outstanding -- 2,565,590
        shares at December 31, 2001; 2,513,383
        at June 30, 2001                                                      384,855         375,548          377,015
    Capital in Excess of Par Value                                          4,791,890       4,111,803        4,248,310
    Retained Earnings                                                      10,372,027       9,629,639       10,987,949
                                                                     --------------------------------------------------

      Total Stockholders' Equity                                           15,548,772      14,116,990       15,613,274
                                                                     --------------------------------------------------

Total Capitalization and Liabilities                                      $70,322,287     $82,979,079      $62,277,635
                                                                     ==================================================




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                         Three Months Ended                Six Months Ended
                                                                             December 31                      December 31
                                                                 --------------------------------     ----------------------------
                                                                       2001             2000             2001              2000
                                                                    (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)
                                                                                     (Restated)                         (Restated)
                                                                 --------------------------------     -----------------------------
 Operating Revenue:
   Natural Gas Operations                                            $12,158,063      $12,861,778     $17,029,622      $16,253,585
   Propane Operations                                                  2,763,711        4,620,260       3,879,790        6,325,092
   Energy Marketing and Wholesale                                      9,881,940      $11,229,701      21,476,540       22,552,491
                                                                 ------------------------------------------------------------------
 Total Revenue                                                        24,803,714       28,711,739      42,385,952       45,131,168
                                                                 ------------------------------------------------------------------
 Operating Expenses
   Gas and Propane Purchased                                          10,933,322       13,069,591      14,976,267       16,204,299
   Cost of Gas, Electric and Propane Trading                           9,312,913        9,529,078      20,874,973       19,745,666
   Distribution, General and Administrative                            2,510,269        2,973,509       4,794,841        5,092,156
   Maintenance                                                           102,726           92,871         197,967          190,933
   Depreciation and Amortization                                         515,287          513,908       1,029,481        1,028,233
   Other Taxes                                                           229,918          159,992         406,316          312,863
                                                                 ------------------------------------------------------------------

 Total Operating Expenses                                             23,604,435       26,338,949      42,279,845       42,574,150
                                                                 ------------------------------------------------------------------

 Operating Income                                                      1,199,279        2,372,790         106,107        2,557,018

 Other Income (Loss) -- Net                                              235,618          290,917       1,043,306         (270,983)
                                                                 ------------------------------------------------------------------

  Income Before Interest and IncomeTaxes                               1,434,897        2,663,707       1,149,413        2,286,035
                                                                 ------------------------------------------------------------------

 Interest Charges:
   Long-Term Debt                                                        299,096          306,168         599,252          613,367
   Other                                                                 204,243          288,218         280,921          504,388
                                                                 ------------------------------------------------------------------

         Total Interest Charges                                          503,339          594,386         880,173        1,117,755
                                                                 ------------------------------------------------------------------

 Net Income Before Income Taxes                                          931,558        2,069,321         269,240        1,168,280

 Provision for Income Taxes                                              309,014          747,264          80,042          439,557
                                                                 ------------------------------------------------------------------

 Net Income                                                             $622,544       $1,322,057        $189,198         $728,723
                                                                 ==================================================================

 Basic and Diluted Income Per Common Share                                 $0.25            $0.20           $0.07            $0.29
                                                                 ------------------------------------------------------------------

 Dividends Per Common Share                                              $0.1250          $0.1200         $0.2500          $0.2400
                                                                 ------------------------------------------------------------------

 Basic Weighted Average Shares                                         2,486,139        2,442,516       2,528,572        2,486,139

 Diluted Weighted Average Shares                                       2,491,674        2,442,516       2,538,707        2,486,139





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Six Months Ended
                                                                                                           December 31
                                                                                             2001              2000
                                                                                          (Unaudited)      (Unaudited)
                                                                                      ----------------------------------

Operating Activities:
       Net Income                                                                            $189,198         $728,723

     Adjustments to Reconcile Net Income to Cash Used in Operating Activities
       Depreciation and Amortization                                                        1,029,481        1,028,233
       (Gain) Loss on Sale of Property, Plant & Equipment                                     (25,420)               0
       Deferred Gain on Sale of Assets                                                        (11,814)         (11,814)
       Investment Tax Credit                                                                  (10,532)         (10,532)
       Deferred Income Taxes                                                                 (295,243)         859,864
       Changes in Operating Assets and Liabilities
       Accounts Receivable - Net                                                           (3,678,624)      (7,510,641)
       Derivative Assets                                                                   (2,417,804)     (18,123,358)
       Natural Gas and Propane Inventory                                                   (2,734,769)      (1,389,222)
       Prepayments and Other                                                                 (199,567)        (152,595)
       Recoverable Cost of Gas Purchases                                                    3,047,862       (2,041,289)
       Accounts Payable - Gas and Electric Purchases                                         (898,000)       3,840,002
       Accounts Payable - Other                                                              (367,876)         217,288
       Derivative Liabilities                                                               2,136,586       18,520,084
       Changes in Other Operating Assets and Liabilities                                   (2,742,174)        (995,638)
                                                                                      ---------------------------------
          Net Cash Used In Operating Activities                                            (6,978,696)      (5,040,895)

Investing Activities:
       Construction Expenditures                                                           (2,684,962)      (1,856,014)
       Collection of Long-Term Notes Receivable                                               134,627           13,616
       Contributions in Aid of Construction                                                    (1,854)          25,030
       Proceeds from Sale of Property, Plant & Equipment                                       41,468                0
       Customer Advances for Construction                                                           0          (26,400)
                                                                                      ---------------------------------
         Net Cash Used In Investing Activities                                             (2,510,721)      (1,843,768)

Financing Activities:
       Proceeds from Notes Payable                                                         30,761,025       46,509,505
       Repayment of Long-Term Debt                                                           (100,000)         (91,000)
       Sale of Common Stock                                                                    91,575           20,700
       Repayment of Notes Payable                                                         (20,326,145)     (38,923,076)
       Dividends paid                                                                        (595,113)        (529,288)
                                                                                      ---------------------------------
          Net Cash Provided by Financing Activities                                         9,831,342        6,986,841
                                                                                      ---------------------------------

          Net Increase in Cash and Cash Equivalents                                           341,925          102,178

          Cash and Cash Equivalents at Beginning of Year                                      220,667          112,174
                                                                                      ---------------------------------

         Cash and Cash Equivalents at Beginning of Year                                      $562,592         $214,352
                                                                                      =================================






         The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002 due to seasonal factors. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 2001.

Due to the Company's implementation of Statement of Financial Accounting Standards 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities," net income and loss amounts, including the per share amounts, for the first, second and third quarters of fiscal 2001 differ from those previously reported by the Company. Revenues and operating results do not differ from what was previously reported. SFAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet. In order for the year-end amounts at June 30, 2001 to be comparative to those of the quarters, adjustments were made to certain accounts in the respective quarters to reflect the proper mark-to-market adjustments. Please see the Company's most recently filed Form 10-K for the fiscal year ended June 30, 2001 for further information.


NOTE 2 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

The Company is exposed to risks relating to changes in certain commodity prices and counter-party performance. In order to manage the various risks relating to these exposures, the Company utilizes natural gas derivatives and has established risk management oversight for these risks. The Company has policies and procedures to manage such risks and has established a risk management committee, overseen by the Audit Committee of the Company's Board of Directors, to monitor compliance with the Company's risk management policies and procedures.

Effective July 1, 2000, the Company adopted SFAS 133 which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.

The marketing operations of the Company's wholly owned subsidiary, Energy West Resources (EWR), uses exchange traded futures and options contracts to manage the volatility related to firm commitments to purchase and sell natural gas. In other words, in order to lock in a margin on a particular sales contract or group of contracts, EWR may use a derivative instrument. Though certain of the firm commitments to purchase and sell could potentially qualify for the "normal purchases and sales" exemption under SFAS 133, the Company treats these commitments as derivatives, and records them in the consolidated balance sheet at fair value in derivative assets and derivative liabilities in order to properly match the contracts. Quarterly mark-to-market adjustments to the fair values of these instruments are recorded in other income.

The majority of the Company's contracts for the purchase, sale, transportation and storage of natural gas and propane in the Company's regulated natural gas and propane operations constitute normal purchases and sales" under SFAS 133, and as such, are exempt from SFAS 133. In the case of the Company's regulated divisions, gains or losses resulting from the eventual settlement of derivative contracts are subject to deferral under the Company's tariffs with the Montana, Wyoming and Arizona Commissions. Therefore related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS 71, "Accounting for Certain Types of Regulation." Thus, in these divisions, SFAS 133 has no impact on earnings.

When possible, the Company will hedge certain transactions. The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The Company also formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.

NOTE 3 - INCOME TAXES

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense at statutory rates - 34%.................................        $ 91,542
State tax expense, net of federal tax expense........................             871
Amortization of deferred investment tax credits......................         (10,532)
Other................................................................          (1,839)
                                                                             --------
Total income tax expense.............................................        $ 80,042
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

The Costs incurred in evaluating and making remediation to the site totaled approximately $2,064,000 as of December 31, 2001. On May 30, 1995 the Company received an order from the Montana Public Service Commission (MPSC) allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 2001, that recovery mechanism had generated approximately $1,020,000. The Company expects to recover the full amount expended through the surcharge. The MPSC's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the MPSC when the remediation plan is approved by the MDEQ for its water remediation.

PROPERTY TAXES

In October of 2001, the Company's property tax returns for fiscal years 1996 through 2000 were audited by the State of Montana. The Company was informed at the conclusion of the audit that it was not in compliance with the methodology recommended by the State of Montana, and that it would probably receive an assessment for back property tax owed to the State of Montana. At the time of this filing, no assessment had been received from the State of Montana, and the Company is unable to estimate the potential liability at this time.

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

The Company's wholly-owned subsidiary Energy West Resources, Inc. (EWR) is presently in litigation against PPL Montana, LLC (PPLM) in the United States District Court for the District of Montana. The lawsuit related to a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). The Contract calls for PPLM to sell wholesale electric energy to EWR for a two-year period commencing July 1, 2000.

EWR has received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM. The imbalance payments were made to EWR by its transmission provider, The Montana Power Company (MPC), pursuant to the imbalance provisions in MPC's transmission tariff on file with the Federal Energy Regulatory Commission (FERC). PPLM has alleged that EWR was not entitled to retain such payments. PPLM alleges that EWR is liable to PPLM for approximately $12.2 million relating to purchases under the contract during the twelve months ended June 30, 2001 plus unspecified additional amounts for the period after June 30, 2001. PPLM also has taken the position that it has the right to terminate deliveries of energy under the Contract. Any recovery of damages by PPLM, as well as the resulting costs to EWR of securing alternative supplies in the event of termination of the Contract could be material to the Company and its financial condition.

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

NOTE 5 - OPERATING REVENUES AND EXPENSES

Regulated natural gas operations, regulated and non-regulated propane operations, and energy marketing and wholesale operating revenues and expenses were as follows:


                                                   Three Months Ended                    Six Months Ended
                                                       December 31,                        December 31,
                                     -----------------------------------------  ---------------------------------
                                                2001                 2000              2001               2000
                                                ----                 ----              ----               ----
                                                                  (Restated)                           (Restated)
                                            (in thousands)                        (in thousands)
Operating Revenues:
Natural Gas Operations                            $12,158             $12,862          $17,030           $16,254
Propane  Operations                                 2,764               4,620            3,880             6,325
Energy Marketing & Wholesale                        9,882              11,230           21,476            22,552
                                     ---------------------  ------------------  ---------------  ----------------
                                                  $24,804             $28,712          $42,386           $45,131
                                     =====================  ==================  ===============  ================
Gas and Power Purchases:
Natural Gas Operations                             $9,342              $9,779          $12,728           $11,679
Propane Operations                                  1,591               3,291            2,248             4,525
Energy Marketing & Wholesale                        9,313               9,529           20,875            19,746
                                     ---------------------  ------------------  ---------------  ----------------
                                                  $20,246             $22,599          $35,851           $35,950
                                     =====================  ==================  ===============  ================
Gross Margin (Operating Revenues Less Gas and
Power Purchases)
Natural Gas Operations                             $2,816              $3,083           $4,302            $4,575
Propane Operations                                  1,173               1,329            1,632             1,800
Energy Marketing & Wholesale                          569               1,701              601             2,806
                                     ---------------------  ------------------  ---------------  ----------------
                                                   $4,558              $6,113           $6,535            $9,181
                                     =====================  ==================  ===============  ================
Distribution, General and Administrative:
Natural Gas Operations                             $1,481              $1,689           $2,775            $3,021
Propane Operations                                    702                 681            1,308             1,256
Energy Marketing & Wholesale                          327                 604              712               815
                                     ---------------------  ------------------  ---------------  ----------------
                                                   $2,510              $2,974           $4,795            $5,092
                                     =====================  ==================  ===============  ================
Maintenance:
Natural Gas Operations                                $88                 $75             $168              $159
Propane Operations                                     15                  18               29                32
Energy Marketing & Wholesale                            0                   0                0                 0

                                     ---------------------  ------------------  ---------------  ----------------
                                                     $103                 $93             $197              $191
                                     =====================  ==================  ===============  ================
Depreciation and Amortization:
Natural Gas Operations                               $330                $324             $658              $649
Propane Operations                                    165                 185              331               370
Energy Marketing & Wholesale                           20                   5               40                 9
                                     ---------------------  ------------------  ---------------  ----------------
                                                     $515                $514           $1,029            $1,028
                                     =====================  ==================  ===============  ================
Taxes Other than Income:
Natural Gas Operations                               $162                $117             $278              $218
Propane Operations                                     51                  36              100                75
Energy Marketing & Wholesale                           17                   7               28                20
                                     ---------------------  ------------------  ---------------  ----------------
                                                     $230                $160             $406              $313
                                     =====================  ==================  ===============  ================

                                                   Three Months Ended                    Six Months Ended
                                                       December 31,                        December 31,
                                     -----------------------------------------  ---------------------------------
                                                2001                 2000              2001               2000
                                                ----                 ----              ----               ----
                                                                  (Restated)                           (Restated)
                                            (in thousands)                        (in thousands)
  Other Income (Loss):
  Natural Gas Operations                             $56                ($9)              $105              $29
  Propane  Operations                                 35                  34                66               67
  Energy Marketing & Wholesale                       145                 266               872            (367)
                                     --------------------   -----------------  ----------------  ---------------
                                                    $236                $291            $1,043           ($271)
                                     ====================   =================  ================  ===============

  Interest Charges:
  Natural Gas Operations                            $337                $336              $566             $655
  Propane  Operations                                131                 153               228              286
  Energy Marketing & Wholesale                        35                 105                86              177
                                     --------------------   -----------------  ----------------  ---------------
                                                    $503                $594              $880           $1,118
                                     ====================   =================  ================  ===============
  Income Taxes (Benefits):
  Natural Gas Operations                            $139                $186             ($42)            ($35)
  Propane Operations                                  50                 110             (114)             (52)
  Energy Marketing & Wholesale                       120                 451               236              527
                                     --------------------   -----------------  ----------------  ---------------
                                                    $309                $747               $80             $440
                                     ====================   =================  ================  ===============




NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 establishes accounting and reporting standards for business combinations. SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company intends to adopt the provisions of SFAS 142 effective for the fiscal year ending June 30, 2003. Management is currently evaluating the impact of these pronouncements on the financial statements.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and displayed as liabilities. SFAS 143 is effective for the fiscal year ending June 30, 2003. Management is currently evaluating the impact of this pronouncement on the financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS 144 is effective for the fiscal year ending June 30, 2003. Management is currently evaluating the impact of this pronouncement on the financial statements.

NOTE 7 - SUBSEQUENT EVENTS

In January of 2002, Energy West Resources (EWR), the Company's wholly owned subsidiary, terminated existing contracts with Enron Canada Corporation (ECC), a subsidiary of Enron, Incorporated. Most of these contracts were commodity swaps in place in order to protect EWR against fluctuations in the market price of natural gas. The contracts were entered into at various points in time in order to protect margins on certain sales contracts. The contracts with ECC were structured so that EWR would pay funds to ECC when market prices were lower than the prices in place at the time the contracts were executed, and would receive funds from ECC when natural gas market prices were higher than those in place at the time the contracts were executed. Due to the timing of the contracts (i.e. contracts were initiated earlier in the year when market prices were higher), EWR was settling monthly with ECC. However, due to ECC's precarious financial condition, EWR no longer felt that potential increases in the market prices would be protected by these same contracts, so it paid ECC the remaining market value of the contracts in order to terminate the agreements. EWR then secured new contracts to protect its positions at prices much lower than those in place with ECC. The treatment of this expenditure is as follows: EWR will record the payment to ECC as a cost of commodity, but in marking to market its new purchase, the future earnings will be captured through increased margins on the current sales contracts. Therefore, EWR believes that this transaction will not have a material impact on the Company's earnings.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated. On July 1, 2000, the Company underwent a change in its reporting and management structure. Previously, operations were organized and managed according to geographic location and the regulated or non-regulated nature of the business. After July 1, operations were organized according to similarities in the business-regulated natural gas operations, regulated and non-regulated propane operations and marketing and wholesale operations.

The Company's natural gas operations involve the distribution of regulated natural gas to the public in the Great Falls and West Yellowstone, Montana and the Cody, Wyoming areas. Also included in the natural gas operations for reporting purposes is Energy West Development, Inc. (EWD), a wholly owned subsidiary. Earnings from EWD represents less than 1% of the Company's overall earnings.

The Company's propane operations include the distribution of regulated propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas as well as non-utility retail and wholesale propane operations, operated by its wholly owned subsidiary Energy West Propane, Inc.
(EWP), in Wyoming, Montana, Arizona, Colorado, South Dakota, North Dakota and Nebraska.

The Company's wholly owned subsidiary, Energy West Resources, Inc. (EWR) conducts wholesale distribution activities involving the sale of natural gas and electricity mainly in Montana and Wyoming.


LIQUIDITY AND CAPITAL RESOURCES

Long and Short Term Borrowing

The Company's operating capital needs, as well as dividend payments and capital expenditures are generally funded through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term funds. If the Company's short-term debt balance significantly exceeds working capital requirements, the Company issues long-term debt or equity securities to pay down short-term debt.

The Company's short-term borrowing requirements vary due to the seasonal nature of its sales and expenses The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months. Short-term borrowing utilized for construction or property acquisitions generally has been made on an interim basis and converted to long-term debt and equity when it becomes economical and feasible to do so.

At December 31, 2001, the Company had $26,000,000 in bank lines of credit, of which $14,221,000 had been borrowed under the applicable credit agreements. The Company had outstanding letters of credit totaling $7,700,000 related to electric and gas purchase contracts. These letters of credit, when combined with borrowings against the line of credit, result in a total remaining borrowing capacity of $4,079,000.

An adverse outcome in the litigation with PPL Montana, LLC (PPLM) could have a material adverse effect on the Company's liquidity and capital resources. See "Part II, Item 1 - Legal Proceedings."

Cash Flow Analysis

The Company used net cash in operating activities for the six months ended December 31, 2001 in the amount of approximately $6,979,000 as compared to approximately $5,041,000 for the six months ended December 31, 2000. This increase in cash used in operating activities of $1,938,000 was primarily due to the following: lower net income of approximately $540,000 compared to the same period in fiscal 2001; a reduction in gas and electric accounts payable of $4,738,000 and other accounts payable of $585,000 which were generally timing related, though the reduced costs of commodities compared to one year ago also had an impact; $1,346,000 related to increased inventory balances (the Company generally injects storage during the summer months in preparation for the heating season, but it did not do this in fiscal 2001, due to unusually high commodity prices); $2,200,000 in estimated income taxes were paid in September related to the record earning experienced in the previous fiscal year; and other miscellaneous reductions of $1,450,000. Offsetting these decreases were collections against accounts receivable and recoverable gas costs in the amounts of $3,832,000 and $5,089,000 respectively. The gas cost recoveries were a result of a rate increase intended to bring these balances down by March of 2002. The accounts receivable balances decreased mainly due to reduced commodity prices.

Cash used in investing activities was approximately $2,511,000 for the six months ended December 31, 2001, as compared to approximately $1,844,000 for the six months ended December 31, 2000. This increase in cash used of $667,000 was primarily due to expenditures incurred for the renovation of certain pipelines, as well as system expansion in the natural gas segment.

Cash provided by financing activities was approximately $9,831,000 for the six months ended December 31, 2001, as compared to approximately $6,987,000 for the six months ended December 31, 2000. This increase in cash provided by financing activities of $2,844,000 is primarily due to a decrease in net short-term borrowing.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. During fiscal year 2002, the Company is undergoing two significant capital projects. One project will involve looping an 8 inch main around Cody Wyoming to enhance the safety and security of the gas supply to this community. The Company expects to spend approximately $800,000 on this project. The other project is the renovation of a pipeline in Wyoming strategically located in relation to both the Company's existing line near Cody, Wyoming, as well as a major transport line located near the Montana border. This project is expected to cost the Company approximately $750,000. The rest of the Company's expected capital expenditures of $3,550,000 are routine expenditures for system expansion and operating needs, though the Company continues to evaluate opportunities to expand its existing businesses from time to time.

COMPARISON OF SECOND QUARTER AND SIX MONTHS OF FISCAL 2002 ENDED DECEMBER 31, 2001 AND FISCAL 2001 ENDED DECEMBER 31, 2000

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS

The Company's net income for the second quarter of fiscal 2002, ended December 31, 2001 was approximately $623,000 compared to approximately $1,322,000 for the second quarter of fiscal 2001, ended December 31, 2000. The decrease in earnings of approximately $699,000 occurred mainly from the reduction in margins related to the remarketing of electricity in the Company's marketing and wholesale operation as market prices have continued to stabilize. This decrease has been offset somewhat by lower distribution, general and administrative expenses, as well as lower interest charges, due in part to the drop in short-term interest rates.

Gross margin, which is defined as operating revenue less gas purchased, decreased $1,555,000 going from approximately $6,113,000 in fiscal 2001 to $4,558,000 in fiscal 2002 primarily due to decreased margin from the Company's marketing and wholesale operations. During fiscal 2001, these operations experienced higher margins from remarketing of electricity at unusually high market prices. Market prices have continued to stabilize in fiscal 2002, resulting in lower margins.

Distribution, general and administrative expenses decreased $464,000 in the second quarter of fiscal 2002 primarily due to the reduction of certain expenses including incentives and commissions paid or accrued in the same quarter of fiscal 2001. In addition, in fiscal 2001, the Company incurred expenses related to strategic development which were not incurred in the current fiscal year. Offsetting some of these decreases in expenses has been an increase in legal costs related to the litigation with PPLM (See "Part II, Item 1 - Legal Proceedings."

Interest expenses were lower by $91,000 during the second quarter of fiscal 2002, moving from $594,000 in fiscal 2001 down to $503,000 in the same period this year. This reduction was mainly due to lower short-term interest rates during the quarter.

SIX MONTH RESULTS FOR CONSOLIDATED OPERATIONS

The Company's net income for the six months ended December 31, 2001 was approximately $189,000 compared to approximately $729,000 for the six months ended December 31, 2000. The decrease in earnings was mainly due to the reduction in margins associated with the remarketing of electricity. However, other income increased as a result of the mark-to-market valuation of derivative contracts which offset some of this reduction in margin.

Margins decreased from approximately $9,181,000 for the first six months of fiscal 2001 to $6,535,000 for the first six months of fiscal 2002, a decrease of $2,646,000. This was primarily due to the reduction of margins in the marketing and wholesale operations. During fiscal 2001, these operations experienced higher margins from remarketing of electricity at unusually high market prices. Market prices have continued to stabilize in fiscal 2002, resulting in lower margins.

Distribution, general and administrative expenses also decreased $297,000 in the first six months of fiscal 2002 as compared to the same period last year, as expenses related to incentives and commissions decreased. In addition, in fiscal 2001, the Company incurred expenses related to strategic development which were not incurred in the current fiscal year. Offsetting some of these decreases in expenses has been an increase in legal costs related to the litigation with PPLM (See "Part II, Item 1 - Legal Proceedings."

Other income increased $1,314,000 from a loss of $271,000 during the first half of fiscal 2001 to an income of $1,043,000, associated with unrealized gain from mark-to-market valuation of derivative contracts. These valuations represent the net market value of contracts in place for EWR, the Company's wholly owned subsidiary, to purchase and sell natural gas during future periods. As EWR realizes the value of these contracts monthly, the amounts move from other income into the gross margin from operations.

Interest costs for the Company decreased by $238,000 due to reductions in short-term borrowing rates.

OPERATING RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

QUARTERLY RESULTS FOR NATURAL GAS OPERATIONS

The natural gas segment saw a 4% decrease in net income in the second quarter of fiscal 2002 or $11,000. The income in the second quarter of fiscal 2001 was approximately $346,000 compared to $334,000 in the same period this year. This decrease is mainly due to warmer weather experienced in both Montana and Wyoming.

GROSS MARGIN --

Gross margin, defined as operating revenues less purchased gas costs, decreased by $267,000 due mainly to lower gas throughput from customers related to warmer weather, as compared to the same quarter last year.

OPERATING EXPENSES -

Natural gas operating expenses, excluding the cost of gas purchased and federal and state income tax, were approximately $2,061,000 for the second quarter of fiscal 2002 as compared to $2,205,000 for the same period in fiscal 2001. The 7% decrease in the period was generally due to the timing of certain expenses, and to reduced expenses in the current year related to strategic development. These were costs the Company incurred in fiscal year 2001, but have not incurred in fiscal year 2002.

INTEREST CHARGES -

Interest charges allocable to the Company's natural gas operations were approximately the same as last year. Although short-term borrowing rates are lower than those experienced one year ago, capital employed for these divisions has increased slightly over one year ago due to increased gas inventory and capital expenditures.

INCOME TAXES -

State and federal income taxes of the Company's natural gas operations were approximately $139,000 for the second quarter of fiscal 2002, a decrease of $47,000 due to slightly decreased earnings.

SIX MONTH RESULTS FOR NATURAL GAS OPERATIONS

Net income from natural gas operations was up approximately $66,000 in the first six months of fiscal 2002 compared to the same period one year ago. Though gross margin, which is defined as operating revenues less gas purchased, was down approximately $275,000, distribution, general and administrative expenses were also down by $246,000 reflecting non-recurring expenditures made in the prior year related to strategic development.

GROSS MARGIN

The Company experienced a decrease in gross margin of $275,000 due to slightly warmer than normal temperatures. Gross margin totaled $4,302,000 in the first six months of fiscal year 2002 compared to $4,575,000 during the same period one year ago.

OPERATING EXPENSES -

Natural gas operating expenses, excluding the cost of gas purchased and federal and state income tax, were approximately $3,879,000 for the first six months of fiscal 2002 as compared to $4,047,000 for the same period in fiscal 2001. The 4% decrease in the period was due mainly to the timing of certain expenses, and non-recurring expenditures related to strategic development.

OTHER INCOME--

Other income for the natural gas operations was higher by $76,000 during the first six months of fiscal 2002 compared to the same period last year. This is mainly due to timing issues, and the Company does not expect to maintain this increase throughout the year.

INTEREST CHARGES -

Interest charges allocable to the Company's natural gas operations were approximately $566,000 for the six months of fiscal 2002, as compared to $655,000 in the comparable period in fiscal 2001 due mainly to decreased short-term borrowing rates.

INCOME TAXES -

State and federal income tax benefits of the Company's natural gas divisions were approximately $42,000 for the first six months of fiscal 2002 as compared to approximately $35,000 in fiscal 2001. This was due to certain timing differences related to taxable income.

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS

QUARTERLY RESULTS FOR PROPANE OPERATIONS

Propane revenues in the second quarter of fiscal 2002 were approximately $2,764,000 compared to approximately $4,620,000 for the second quarter of fiscal 2001. This $1,856,000 drop in revenues was due mainly to a low spot market for propane sold during the second quarter of fiscal 2002. However, the propane operations were able to utilize the low spot market advantageously to purchase lower priced propane for some of its operations, and propane purchases decreased $1,700,000 in the second quarter of fiscal 2002 for this reason. Overall gross margins, defined as operating revenues less propane purchases, are still lower than one year ago by approximately $156,000.

OPERATING EXPENSES -

Propane operating expenses, excluding the cost of propane purchased and federal and state income tax, were approximately $933,000 for the second quarter of fiscal 2002 as compared to $920,000 during the same period in fiscal 2001. The $13,000 increase in the period was due to additional personnel.

INTEREST CHARGES -

Interest charges allocable to the Company's propane operations were approximately $131,000 for the second quarter of fiscal 2002, as compared to $153,000 in the comparable period in fiscal 2001. This is due mainly to the decrease in short-term borrowing rates during the second quarter of fiscal 2002.

INCOME TAXES -

State and federal income taxes of the Company's propane operations were approximately $50,000 for the second quarter of fiscal 2002, as compared to approximately $110,000 for the second quarter of fiscal year 2001. This decrease in taxes was due to the decrease in pre-tax income from the propane operations.

SIX MONTH RESULTS FOR PROPANE OPERATIONS

Propane revenues in the first six months of fiscal 2002 were approximately $3,880,000 compared to approximately $6,325,000 for the first six months of fiscal 2001, a decrease of $2,445,000. The decrease was due mainly to lower spot market prices for propane sold compared to one year ago. The costs for propane also decreased from $4,525,000 in the first six months of fiscal 2001 to $2,248,000 in the first six months of fiscal 2002. This decrease of $2,277,000 was also due to the lower spot market, providing the propane operations the opportunity to acquire lower cost propane. However, gross margins, defined as operating revenues less costs of propane, decreased a total of $168,000 due to the combination of lower spot prices, and slightly warmer than normal weather in all three states in which the propane operations are located.

OPERATING EXPENSES -

Propane operating expenses, excluding the cost of propane purchased and federal and state income tax were approximately $1,768,000 for the first six months of fiscal 2002 as compared to $1,733,000 for the same period in fiscal 2001. The increase of $35,000 was due to the addition of personnel.

INTEREST CHARGES -

Interest charges allocable to the Company's propane operations were approximately $228,000 for the first six months of fiscal 2002 as compared to $286,000 in the comparable period in fiscal 2001. This decrease of $58,000 was related to decreases in short term borrowing rates compared to the same period one year ago.

INCOME TAXES -

State and federal income tax benefits of the Company's propane operations were approximately $114,000 for the first six months of fiscal 2002 as compared to approximately $52,000 for the first six months of fiscal 2001 due to a lower pre-tax loss from the propane operations.

OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING AND WHOLESALE OPERATIONS

QUARTERLY RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

OPERATING REVENUES --

Revenues from energy marketing and wholesale operations in the second quarter of fiscal 2002 were approximately $9,882,000 compared to approximately $11,230,000 for the second quarter of fiscal 2001. The decrease in revenues of $1,348,000 for the quarter resulted mainly from a reduction in the market prices of natural gas.

GROSS MARGIN --

The Company's energy marketing and wholesale operations experienced a reduction in gross margin, defined as operating revenues less cost of energy, of $1,132,000 during the second quarter of fiscal 2002 compared to the same period last year. This decrease was due to the reduction in margins associated with the remarketing of electricity at unusually high market prices during the first six months of fiscal 2001. Those same market conditions have not been present during the current fiscal year, nor are they expected to occur during the remainder of the year.

OPERATING EXPENSES -

Operating expenses for energy marketing and wholesale operations, excluding the cost of gas and electricity purchased and federal and state income tax, were approximately $364,000 for the second quarter of fiscal 2002 as compared to $616,000 for the same period in fiscal 2001. Though the energy marketing and wholesale operations have experienced increased legal costs due to ongoing litigation with PPL, Montana (described in Part II, Item 1, Legal Proceedings), overall costs are down due to the decrease in margins, and the associated decrease in incentives and commissions.

OPERATING RESULTS OF THE COMPANY'S ENERGY MARKETING AND WHOLESALE OPERATIONS (CONTINUED)

OTHER INCOME -

Other income decreased by $121,000 from $266,000 for the second quarter of fiscal 2001 compared to $145,000 for the second quarter of fiscal 2002 due to mark to market valuations of derivative contracts. These valuations represent the net market value of contracts in place to purchase and sell natural gas during future periods. As the value of these contracts is recognized monthly, the amounts move from other income into the gross margin from operations. The increases and decreases from period to period will vary depending on the margins associated with each group of contracts, and the length of time remaining in the contracts. In addition, these valuations are not necessarily measuring the same contracts from period to period as contract terms expire new contracts with new terms are added throughout the course of business.

INTEREST CHARGES -

Interest charges for the second quarter of fiscal 2002 dropped $70,000 from $105,000 in the second quarter of 2001 to $35,000 in the second quarter of 2002 due mainly to decreases in short-term borrowing rates.

INCOME TAXES -

State and federal income tax expense of the Company's energy marketing and wholesale operations dropped from approximately $451,000 for the second quarter of fiscal 2001 to approximately $120,000 in fiscal 2002, due to a reduction in pre-tax income from the energy marketing and wholesale operations.

SIX MONTHS RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

OPERATING REVENUES -

Revenues from energy marketing and wholesale operations in the first six months of fiscal 2002 were approximately $21,476,000 compared to approximately $22,552,000 for the first six months of fiscal 2001. The decrease in revenues for the six-month period resulted mainly from the reduction in natural gas market prices during the second quarter of fiscal 2002.

GROSS MARGIN --

The Company's energy marketing and wholesale operations experienced gross margin during the first six months of fiscal year 2002 of $601,000 compared to $2,806,000 in fiscal year 2001, a decrease of $2,205,000. This decrease was due to the reduction in margins associated with the remarketing of electricity at unusually high market prices during the first six months of fiscal 2001. Those same market conditions have not been present during the current fiscal year, nor are they expected to occur during the remainder of the year.

OPERATING EXPENSES -

Operating expenses for energy marketing and wholesale operations, excluding the cost of gas and electricity purchased and federal and state income tax, were approximately $780,000 for the first six months of fiscal 2002 as compared to $844,000 for the same period in fiscal 2001. The decrease in the period was mainly due to reductions in incentives and commissions. However, the wholesale operations have increased legal expenses versus those experienced one year ago due to the ongoing litigation with PPL, Montana (discussed at Part II, Item 1, Legal Proceedings), which have prevented operating expenses from dropping even further.

OTHER INCOME -

Other income increased by $1,239,000 from a loss of $367,000 for the first six months of fiscal 2001 compared to income of $872,000 for the first six months of fiscal 2002. Other income and expense for the first six months of both fiscal years is mainly a result of mark-to-market valuations. These valuations represent the net market value of contracts to purchase and sell natural gas during future periods. As the value of these contracts is recognized monthly, the amounts move from other income into the gross margin from operations. The increases and decreases from period to period will vary depending on the margins associated with each group of contracts, and the length of time remaining in the contracts. In addition, these valuations are not necessarily measuring the same contracts from period to period as contract terms expire new contracts with new terms are added throughout the course of business.

INTEREST CHARGES -

Interest charges dropped down to $86,000 during the first six months of fiscal 2002 from $177,000 during the first six months of fiscal 2001, a decrease of $91,000. This was due to the decrease in short-term borrowing rates experienced during the current year.

INCOME TAXES -

State and federal income tax expense of the Company energy marketing and wholesale operations were approximately $236,000 for the first six months of fiscal 2002 as compared to approximately $527,000 in fiscal 2001, due to the reduction in pre-tax income from the energy marketing and wholesale operations.

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

The Company's wholly-owned subsidiary Energy West Resources, Inc. (EWR) is presently in litigation against PPL Montana, LLC (PPLM) in the United States District Court for the District of Montana. The lawsuit related to a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). The Contract calls for PPLM to sell wholesale electric energy to EWR for a two-year period commencing July 1, 2000.

EWR has received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM. The imbalance payments were made to EWR by its transmission provider, The Montana Power Company (MPC), pursuant to the imbalance provisions in MPC's transmission tariff on file with the Federal Energy Regulatory Commission (FERC). PPLM has alleged that EWR was not entitled to retain such payments. PPLM alleges that EWR is liable to PPLM for approximately $12.2 million relating to purchases under the contract during the twelve months ended June 30, 2001 plus unspecified additional amounts for the period after June 30, 2001. PPLM also has taken the position that it has the right to terminate deliveries of energy under the Contract. Any recovery of damages by PPLM, as well as the resulting costs to EWR of securing alternative supplies in the event of termination of the Contract could be material to the Company and its financial condition.

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

Item 3.  Defaults upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

       A.  No exhibits are being filed for the quarter ended December 31, 2001.


       B. No reports on Form 8-K have been filed since the last filing made by the company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       /s/Edward J. Bernica
                                       -----------------------------------------
                                       Edward J. Bernica, President and Chief
                                       Executive Officer (Principal Executive
                                       Financial and Accounting Officer)


Dated February 14, 2002