Form 10-Q
period 2002-03-31
ENERGY WEST INC
filed 2002-05-15
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File number 0-14183
------------------------------

ENERGY WEST INCORPORATED
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Montana                            81-0141785
---------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization) Identification No.)


1 First Avenue South, Great Falls, Mt.     59401
---------------------------------------------------
(Address of principal executive         (Zip Code)
 offices)

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

Class Outstanding at May 13, 2002
---------------------------------
(Common stock, $.15 par value) 2,571,433
----------------------------------------

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                 Page No.
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2002, March 31, 2001 and June 30, 2001                       1

                  Condensed Consolidated Statements of Income -
                  three months and nine months ended March 31, 2002 and 2001             2

                  Condensed Consolidated Statements of Cash Flows -
                  nine months ended March 31, 2002 and 2001                              3

                  Notes to Condensed Consolidated Financial Statements                 4-8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       9-17

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk            18

Part II  Other Information

         Item 1 - Legal Proceedings                                                    19

         Item 2 - Changes in Securities                                                20

         Item 3 - Defaults upon Senior Securities                                      20

         Item 4 - Submission of Matters to a Vote of Security Holders                  20

         Item 5 - Other Information                                                    20

         Item 6 - Exhibits and Reports on Form 8-K                                     20

         Signatures

I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  ASSETS
                                                    March 31      March 31      June 30
                                                      2002         2001          2001
                                                  (Unaudited)   (Unaudited)   (Unaudited)
                                                  -----------   -----------   -----------
Current Assets:
  Cash and Cash Equivalents                                --   $   325,342   $   220,667
  Accounts Receivable-Net                         $14,666,308    20,511,379    10,331,403
  Derivative Assets                                 4,165,217     8,019,766     3,444,861
  Natural Gas and Propane Inventory                 2,877,627     1,404,602     4,767,546
  Materials and Supplies                              671,644       622,140       631,574
  Prepayments and Other                               521,309       267,318       401,142
  Refundable Income Tax Payments                      223,083       283,739             0
  Recoverable Cost of Gas Purchases                   148,209     8,766,629     6,824,220
                                                  -----------   -----------   -----------

           Total Current Assets                    23,273,397    40,200,915    26,621,413

Notes Receivable Due After One Year                     3,300       142,329       137,927
Property, Plant and Equipment-Net                  34,970,546    32,647,191    32,999,158
Deferred Charges                                    2,355,953     2,581,302     2,519,137
                                                  -----------   -----------   -----------

Total Assets                                      $60,603,196   $75,571,737   $62,277,635
                                                  ===========   ===========   ===========

                                                        CAPITALIZATION AND LIABILITIES
Current Liabilities:
  Note Payable to Bank                            $ 7,879,841   $ 9,716,979   $ 3,785,989
  Long-Term Debt Due within One Year                  470,000       445,000       465,000
  Accounts Payable - Gas and Electric Purchases     8,602,243     9,163,580     8,229,601
  Accounts Payable - Other                            582,791       330,452     1,075,519
  Derivative Liabilities                                   --     8,029,422     3,921,354
  Deferred Income Taxes                               492,508     3,407,303       631,305
  Other Current and Accrued Liabilities             3,894,534     5,409,550     6,307,217
                                                  -----------   -----------   -----------

           Total Current Liabilities               21,921,917    36,502,286    24,415,985
                                                  -----------   -----------   -----------


  Long-Term Deferred Income Taxes                   3,919,810     3,859,673     3,835,513

  Other Deferred Credits                            2,434,378     2,504,645     2,531,863

  Long-Term Obligations                            15,776,000    16,271,000    15,881,000

  Stockholders' Equity
    Preferred Stock -- $.15 Par Value
       Authorized -- 1,500,000 Shares
       Outstanding -- None
    Common Stock -- $.15 Par Value
       Authorized -- 3,500,000 Shares
       Outstanding -- 2,570,805 Shares at March
       31, 2002; 2,475,435 at March 31, 2001;
       2,513,383 at June 30, 2001                     385,721       376,372       377,015
    Capital in Excess of Par Value                  4,847,663     4,198,415     4,248,310
    Retained Earnings                              11,317,707    11,859,346    10,987,949
                                                  -----------   -----------   -----------

      Total Stockholders' Equity                   16,551,091    16,434,133    15,613,274
                                                  -----------   -----------   -----------

Total Capitalization and Liabilities              $60,603,196   $75,571,737   $62,277,635
                                                  ===========   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                           Three Months Ended                 Nine Months Ended
                                                                 March 31                         March 31
                                                          2002            2001              2002           2001
                                                       (Unaudited)    (Unaudited)       (Unaudited)     (Unaudited)
                                                       -----------------------------------------------------------
Operating Revenue
  Natural Gas Operations                               $15,427,002     $16,598,493     $32,456,624     $32,852,078
  Propane Operations                                     5,177,187       5,749,437       9,056,976      12,074,530
  Energy Marketing and Wholesale                        17,212,249      17,640,184      38,688,789      40,008,745
                                                       -----------     -----------     -----------     -----------

Total Revenue                                           37,816,438      39,988,114      80,202,389      84,935,353
                                                       -----------     -----------     -----------     -----------

Operating Expenses
  Gas & Propane Purchased                               15,010,422      17,143,437      29,986,689      33,347,736
  Cost of Gas, Electric & Propane Trading               17,488,012      15,010,465      37,481,712      34,756,131
  Distribution, General and Administrative               2,209,339       2,331,194       7,004,178       7,423,350
  Maintenance                                              144,216         163,334         342,183         354,267
  Depreciation and Amortization                            503,855         492,562       1,533,336       1,520,795
  Other Taxes                                              223,042         213,007         629,358         525,870
                                                       -----------     -----------     -----------     -----------

Total Operating Expenses                                35,578,886      35,353,999      76,977,456      78,140,945
                                                       -----------     -----------     -----------     -----------

Operating Income                                         2,237,552       4,634,115       3,224,933       6,794,408


Other Income - Net                                          23,138          78,106         185,170         203,848
                                                       -----------     -----------     -----------     -----------


 Income Before Interest Charges & Income Taxes           2,260,690       4,712,221       3,410,103       6,998,256
                                                       -----------     -----------     -----------     -----------

Interest Charges:
  Long-Term Debt                                           299,096         306,170         898,348         919,536
  Other                                                    189,628         274,955         470,549         779,344
                                                       -----------     -----------     -----------     -----------

        Total Interest Charges                             488,724         581,125       1,368,897       1,698,880
                                                       -----------     -----------     -----------     -----------

Net Income Before Income Taxes                           1,771,966       4,131,096       2,041,206       5,299,376

Income Taxes                                               598,228       1,549,468         678,270       1,989,025
                                                       -----------     -----------     -----------     -----------

Net Income                                             $ 1,173,738     $ 2,581,628     $ 1,362,936     $ 3,310,351
                                                       ===========     ===========     ===========     ===========

Basic Earnings and Diluted Income Per Common Share     $      0.46     $      1.04     $      0.54     $      1.33
                                                       -----------     -----------     -----------     -----------

Dividends Per Common Share                             $     0.130     $     0.125     $     0.390     $     0.375
                                                       -----------     -----------     -----------     -----------

Basic Weighted Average Shares                            2,541,867       2,491,016       2,541,867       2,491,016

Diluted Weighted Average Shares                          2,549,039       2,497,927       2,549,039       2,497,927

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                               March 31
                                                                        2002              2001
                                                                     (Unaudited)       (Unaudited)
                                                                   -------------------------------
Operating Activities:
       Net Income                                                  $  1,362,936      $  3,310,351

     Adjustments to Reconcile Net Income to Cash Flow
       Depreciation and Amortization                                  1,599,880         1,646,545
       (Gain) Loss on Sale of Property, Plant & Equipment              (139,167)               69
       Deferred Gain on Sale of Assets                                  (17,721)          (17,721)
       Investment Tax Credit                                            (15,796)          (15,796)
       Deferred Income Taxes                                            (54,500)        1,916,571
       Changes in Operating Assets and Liabilities
           Accounts Receivable - Net                                 (4,334,905)      (11,101,797)
           Derivative Assets                                           (720,356)       (7,980,876)
           Natural Gas and Propane Inventory                          1,889,919           509,099
           Prepayment and Other                                        (120,167)           93,510
           Recoverable Cost of Gas Purchased                          6,676,011        (4,053,234)
           Accounts Payable - Gas and Electric Purchases                372,642         3,394,091
           Accounts Payable - Other                                    (492,728)         (259,355)
           Derivative Liabilities                                    (3,921,354)        8,029,422
           Changes in Other Operating Assets and Liabilities         (2,302,127)        3,164,637
                                                                   ------------      ------------
          Net Cash Used In Operating Activities                        (217,433)       (1,364,484)

Investing Activities:
       Construction Expenditures                                     (3,925,807)       (2,366,286)
       Collection of Long-Term Notes Receivable                         134,627            20,057
       Contributions in Aid of Construction                              (2,901)           25,150
       Proceeds from Sale of Property, Plant & Equipment                549,630               775
       Customer Advances for Construction                               (28,078)          (66,949)
                                                                   ------------      ------------
          Net Cash Used In Investing Activities                      (3,272,529)       (2,387,253)

Financing Activities:
       Proceeds from Notes Payable                                   42,934,447        69,552,831
       Repayment of Notes Payable                                   (38,840,595)      (64,690,852)
       Sale of Common Stock                                             204,574            20,700
       Repayment of Long-Term Debt                                     (100,000)         (124,000)
       Dividends Paid                                                  (929,131)         (793,773)
                                                                   ------------      ------------
          Net Cash Provided by Financing Activities                   3,269,295         3,964,906
                                                                   ------------      ------------

          Net Increase (Decrease) in Cash and Cash Equivalents         (220,667)          213,169

            Cash and Cash Equivalents at Beginning of Year              220,667           112,174
                                                                   ------------      ------------

            Cash and Cash Equivalents at End of Period             $          0      $    325,343
                                                                   ============      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002 due to seasonal factors. For further information, refer to the consolidated financial statements and footnotes thereto included in the Energy West Incorporated (the Company) annual report on Form 10-K for the year ended June 30, 2001.

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

In January 2002, the Company's wholly-owned subsidiary, Energy West Resources
(EWR) reclassified its mark to market valuation from "other income" to "gross margin" to more accurately reflect the earnings of its natural gas marketing business. The reclassification has been made to all periods presented.

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

The marketing operations of the Company's wholly owned subsidiary, Energy West Resources (EWR), uses exchange traded futures and options contracts (derivative contracts) to manage the volatility related to firm commitments to purchase and sell natural gas in order to lock in a margin on a particular sales contract or group of contracts. Though certain of the firm commitments to purchase and sell could potentially qualify for the "normal purchases and sales" exemption under SFAS 133, the Company treats these commitments as derivatives, and records them in the consolidated balance sheet at fair value in derivative assets and derivative liabilities in order to properly match the contracts. Quarterly mark-to-market adjustments to the fair values of these instruments are recorded in gross margin.

The majority of the Company's contracts for the purchase, sale, transportation and storage of natural gas and propane in the Company's regulated natural gas and propane operations constitute "normal purchases and sales" under SFAS 133, and as such, are exempt from SFAS 133. In the case of the Company's regulated divisions, gains or losses resulting from the eventual settlement of derivative contracts are subject to deferral under the regulatory procedures in place with the Montana, Wyoming and Arizona Commissions. Therefore related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS 71, "Accounting for Certain Types of Regulation." Thus, in the Company's regulated operations SFAS 133 has no impact on earnings.

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

In January of 2002, EWR, the Company's wholly owned subsidiary, terminated existing contracts with Enron Canada Corporation (ECC), a subsidiary of Enron, Incorporated. Most of these contracts were commodity swaps in place in order to protect EWR against fluctuations in the market price of natural gas. The contracts were entered into at various points in time in order to protect margins on certain sales contracts. The contracts with ECC were structured so that EWR would pay funds to ECC when market prices were lower than the prices in place at the time the contracts were executed, and would receive funds from ECC when natural gas market prices were higher than those in place at the time the contracts were executed. Due to the timing of the contracts (i.e. contracts were initialed earlier in the year when market prices were higher), EWR was settling monthly with ECC. However, due to ECC's precarious financial condition, EWR no longer felt that potential increases in the market prices would be protected by these same contracts, so it paid ECC the remaining market value of the contracts of approximately $5,400,000 in order to terminate the agreements. These costs are reflected in the Company's Condensed Consolidated Statements of Income as "Cost of Gas, Electric, and Propane Trading" for the three month period and nine month period ended March 31, 2002. EWR then secured new contracts to protect its positions at prices much lower than those in place with ECC. The future earnings will be captured through increased margins on the current sales contracts. This transaction did not have a material impact on the Company's earnings.


NOTE 3 - INCOME TAXES

Income tax expense from operations differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

Tax expense at statutory rates - 34%                $ 694,010
State tax expense, net of federal tax expense          37,001
Amortization of deferred investment tax credits       (15,797)
Deferred income taxes (benefits)                      (36,944)
                                                    ---------
Total income tax expense                            $ 678,270
                                                    =========


NOTE 4 - CONTINGENCIES

ENVIRONMENTAL CONTINGENCY

The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as a service center where certain equipment and materials are stored. The coal gasification process utilized in the plant resulted in the production of certain by-products, which have been classified by the federal government and the State of Montana as hazardous to the environment. Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission to the Montana Department of Environmental Quality
(MDEQ) in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999 the Company received final approval from the MDEQ for its plan for remediation of soil contaminants. The Company has completed its remediation of soil contaminants and received in April of 2002 a closure letter from MDEQ. The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants.

Costs incurred in evaluating and making remediation to the site totaled $2,088,000 as of March 31, 2002. On May 30, 1995 the Company received an order from the Montana Public Service Commission (MPSC) allowing for recovery of the costs associated with evaluation and remediation of the site through a surcharge on customer bills. As of March 31, 2002, that recovery mechanism had generated $1,101,000. The Company expects to recover the full amount expended through the surcharge. The MPSC's decision calls for ongoing review by the Commission of the costs incurred for this matter. The Company will submit an application for review by the MPSC when the Company's water remediation plan is approved by the MDEQ.

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

LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk. This section discusses litigation that the Company believes to be properly characterized as outside the normal course of business and for which it is not indemnified.

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

EWR received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM. The imbalance payments were made to EWR by its transmission provider, The Montana Power Company (MPC), pursuant to the imbalance provisions in MPC's transmission tariff on file with the Federal Energy Regulatory Commission (FERC). PPLM has alleged that EWR was not entitled to retain such payments. PPLM alleges that EWR is liable to PPLM for $12.2 million relating to purchases under the contract during the twelve months ended June 30, 2001 plus unspecified additional amounts for the period after June 30, 2001. PPLM also has taken the position that it has the right to terminate deliveries of energy under the Contract. Any recovery of damages by PPLM, as well as the resulting costs to EWR of securing alternative supplies in the event of termination of the Contract could be material to the Company and its financial condition.

EWR intends to vigorously advocate and defend its position in the ongoing litigation with PPLM. The Company believes that it has established adequate reserves with respect to the litigation with PPLM; however, there can be no assurance that any liability will not exceed the amounts provided.

NOTE 5 - OPERATIONS BY LINE OF BUSINESS

                                    Three Months Ended            Nine Months Ended
                                    ------------------            -----------------
                                          March 31                    March 31
                                          --------                    --------
                                    2002           2001         2002            2001
                                    ----           ----         ----            ----
                                       (in thousands)             (in thousands)
Gross Margin (Operating
Revenue Less Gas and Power
Purchased):
Natural Gas Operations            $  3,512       $  3,349      $  7,814       $  7,923
Propane  Operations                  2,082          1,855         3,713          3,656
Energy Marketing & Wholesale          (276)         2,630         1,207          5,040
                                  --------       --------      --------       --------
                                  $  5,318       $  7,834      $ 12,734       $ 16,619
                                  ========       ========      ========       ========

Operating Income (Loss):
Natural Gas Operations            $  1,663       $  1,416      $  2,084       $  1,944
Propane Operations                   1,293            967         1,156          1,033
Energy Marketing & Wholesale          (718)         2,251           (15)         3,817

                                  --------       --------      --------       --------
                                  $  2,238       $  4,634      $  3,225       $  6,794
                                  ========       ========      ========       ========

Net Income (Loss):
Natural Gas Operations            $    901       $    701      $    904       $    638
Propane Operations                     770            537           584            436
Energy Marketing & Wholesale          (497)         1,344          (125)         2,236

                                  --------       --------      --------       --------
                                  $  1,174       $  2,582      $  1,363       $  3,310
                                  ========       ========      ========       ========



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

NOTE 7 - SUBSEQUENT EVENTS

In April of 2002, as part of the Company's strategic emphasis on wholesale operations, its wholly owned subsidiary, Energy West Propane (EWP) sold its retail propane operations located in Wyoming. The sale consisted of $546,000 in customer tanks and other assets utilized to serve bulk propane customers in and around Cody, Wyoming, as well as an additional $116,000 in inventory and accounts receivable resulting in a $230,000 gain to the Company before taxes. The sale of assets represents 4% of EWP's total assets, and less than 1% of the Company's consolidated assets. EWP has entered into a long-term contract to supply wholesale propane to the purchaser of these assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

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

The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated. On July 1, 2000, the Company underwent a change in its reporting and management structure. Previously, operations were organized and managed according to geographic location and the regulated or non-regulated nature of the business. After July 1, operations were organized according to similarities in the business-regulated natural gas operations, regulated and non-regulated propane operations, energy marketing and wholesale operations, and other non-regulated activities.

The Company's natural gas operations involve the distribution of regulated natural gas to the public in the Great Falls and West Yellowstone, Montana and the Cody, Wyoming areas. Also included in the natural gas operations for reporting purposes is Energy West Development, Inc. (EWD), a wholly owned subsidiary. Earnings from EWD represent less than 1% of the Company's overall earnings.

The Company's propane operations include the distribution of regulated propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas as well as non-utility retail and wholesale propane operations, operated by its wholly owned subsidiary Energy West Propane, Inc.
(EWP). EWP currently markets its product throughout the Rocky Mountain states including Wyoming, Montana, Arizona, Colorado, South Dakota, North Dakota and Nebraska. In March 2002, as part of the Company's strategic emphasis on wholesale propane, EWP sold its retail propane assets in Montana consisting of $474,000 in customer tanks and other related assets and $81,000 in inventory and accounts receivable. These assets served small retail customers in Montana. The sale represents less than 4% of the assets of EWP, and less than 1% of the Company's consolidated assets. EWP has entered into a long term contract to supply wholesale propane to the purchaser of the assets. EWP made an additional sale of assets in Wyoming subsequent to March 31, 2002. See Note 7, "Subsequent Events" located in the "Notes to Condensed Consolidated Financial Statements." The Company believes that the retail propane assets in Arizona remain a strategic fit for the Company, and EWP has no plans to dispose of these assets at the present time.

The Company's wholly-owned subsidiary, Energy West Resources, Inc. (EWR) conducts marketing and distribution activities involving the sale of natural gas and electricity mainly in Montana and Wyoming.

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

The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expenses. The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months. Short-term borrowing utilized for construction or property acquisitions generally has been on an interim basis and converted to long-term debt and equity when it becomes economical and feasible to do so.

At March 31, 2002, the Company had $26,000,000 in bank lines of credit, of which $7,880,000 had been borrowed under the credit agreement. The Company had outstanding letters of credit totaling $4,750,000 related to electric and gas purchase contracts. These letters of credit, when combined with borrowings against the line of credit, result in a total remaining borrowing capacity of $13,370,000.

An adverse outcome in the litigation with PPL Montana, LLC (PPLM) could have a material adverse effect on the Company's liquidity and capital resources. See "Part II, Item 1 - Legal Proceedings."

Cash Flow Analysis

The Company used net cash in operating activities for the nine months ended March 31, 2002 in the amount of $217,000 as compared to $1,364,000 for the nine months ended March 31, 2001. This decrease in cash used in operating activities of $1,147,000 was primarily due to the following: cash collections on refundable gas costs in the Company's natural gas operations of $10,729,000, recovery of accounts receivable of $6,767,000, and amounts injected into storage but not yet paid of $1,381,000. The gas cost recoveries were a result of a rate increase intended to bring these balances down by March of 2002. The accounts receivable balances decreased mainly due to reduced commodity prices.

Offsetting these amounts were the following: reduction in net income of $1,947,000, payments on accrued expenses including incentives and taxes related to the record earnings experienced in fiscal 2001 of $7,438,000, a decrease in the amount owed by the Company on gas and electric purchases of $3,021,000, as a result of lower commodity prices as compared to those experienced one year ago, a decrease in the Company's market receivable balance from derivative assets and liabilities of $4,690,000, and other miscellaneous increases in cash paid out of $633,000.

Cash used in investing activities was $3,273,000 for the nine months ended March 31, 2002, as compared to $2,387,000 for the nine months ended March 31, 2001. This increase in cash used of $886,000 was primarily due to expenditures incurred for the renovation of certain pipelines, as well as system expansion in the natural gas segment.

Cash provided by financing activities was $3,269,000 for the nine months ended March 31, 2002, as compared to $3,965,000 for the nine months ended March 31, 2001. This decrease in cash provided by financing activities of $696,000 is due primarily to payments made on the Company's short-term notes payable.

Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company's operating subsidiaries and to meet the Company's administrative needs. During fiscal year 2002, the Company is undergoing two significant capital projects. One project involves looping an 8 inch main around Cody, Wyoming to enhance the safety and security of the gas supply to this community. The Company expects to spend $1,000,000 on this project. The other project is the renovation of a pipeline in Wyoming strategically located in relation to both the Company's existing line near Cody, Wyoming, as well as a major transport line located near the Montana border. This project is expected to cost the Company $550,000. The rest of the Company's capital expenditures of approximately $3,550,000 are routine expenditures for system expansion and operating needs, though the Company continues to evaluate opportunities to expand its existing businesses from time to time.

Off Balance Sheet Arrangements

The Company is not engaged in any material off balance sheet activity.

ENERGY WEST INCORPORATED AND SUBSIDIARIES
MARCH 31, 2002

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS

The Company's net income for the third quarter of fiscal 2002, ended March 31, 2002 was $1,174,000 compared to $2,582,000 for the third quarter ended March 31, 2001. The decrease in earnings of $1,408,000 occurred mainly from the reduction in margins related to the remarketing of electricity in the Company's marketing and wholesale operation as market prices have continued to stabilize.

Gross margin, which is defined as operating revenue less gas purchased, decreased $2,516,000 going from $7,834,000 in the third quarter of fiscal 2001 to $5,318,000 in the third quarter of fiscal 2002. The majority of this decrease was due to decreased margin from the Company's marketing and wholesale operations. During fiscal 2001, these operations experienced higher margins from remarketing of electricity at unusually high market prices. Market prices have continued to stabilize in fiscal 2002, resulting in lower margins. During the quarter EWR reclassified its mark to market valuation from "other income" to "gross margin" to more accurately reflect the earnings of its natural gas marketing business. The reclassification has been made to all periods presented.

Distribution, general and administrative expenses decreased in the third quarter of fiscal 2002 primarily due to the reduction of certain expenses including incentives and commissions paid or accrued in the same quarter of fiscal 2001 as well as the gain resulting from the sale of certain retail propane assets in Montana in the Company's propane segment. In addition, in fiscal 2001, the Company incurred expenses related to strategic development which were not incurred in the current fiscal year. Offsetting these decreases in expenses have been additional legal costs incurred primarily as a result of the litigation with PPLM (See "Part II, Item 1 - Legal Proceedings").

Interest expenses were lower by $92,000 during the third quarter of fiscal 2002, moving from $581,000 in fiscal 2001 down to $489,000 in the same period this year. This reduction was mainly due to lower short-term interest rates during the quarter, and lower borrowing.

NINE MONTH RESULTS FOR CONSOLIDATED OPERATIONS

The Company's net income for the nine months ended March 31, 2002 was $1,363,000 compared to $3,310,000 for the nine months ended March 31, 2001. The decrease in earnings was mainly due to the reduction in margins associated with the remarketing of electricity.

Gross margin decreased from $16,619,000 for the first nine months of fiscal 2001 to $12,734,000 for the first nine months of fiscal 2002, a decrease of $3,885,000. This was primarily due to the reduction of margins in the marketing and wholesale operations. During fiscal 2001, these operations experienced higher margins from remarketing of electricity at unusually high market prices. Market prices have continued to stabilize in fiscal 2002, resulting in lower margins.

Distribution, general and administrative expenses decreased $419,000 in the first nine months of fiscal 2002 as compared to the same period in fiscal 2001, as expenses related to incentives and commissions, as well as the gain resulting from the sale of certain retail propane assets in Montana in the Company's propane segment. In addition, in fiscal 2001, the Company incurred expenses related to strategic development which were not incurred in the current fiscal year. Offsetting some of these decreases in expenses has been an increase in legal costs of approximately $350,000 primarily related to the litigation with PPLM (See "Part II, Item 1 - Legal Proceedings").

Interest costs for the Company decreased by $330,000 when comparing the first nine months of fiscal 2001 to the same period of fiscal 2002 due to reductions in short-term borrowing rates, and reduced borrowing.

RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                                Third Quarter                  Nine Months
                                Ended March 31                Ended March 31
                              2002          2001            2002         2001
                                (In thousands)                (In thousands)

Natural Gas Revenue         $ 15,427      $ 16,599       $ 32,457       $ 32,852
Natural Gas Purchased         11,915        13,250         24,643         24,929
                            --------      --------       --------       --------
Gross Margin                   3,512         3,349          7,814          7,923
Operating Expenses             1,849         1,933          5,730          5,979
                            --------      --------       --------       --------
Operating Income               1,663         1,416          2,084          1,944
Other (Income) Expense            17           (40)           (88)           (69)
Interest Expense                 311           328            877            983

Income Taxes                     434           427            391            392
                            --------      --------       --------       --------

Net Natural Gas Income      $    901      $    701       $    904       $    638
                            ========      ========       ========       ========


QUARTERLY RESULTS FOR NATURAL GAS OPERATIONS

Net income for the third quarter of 2002 was $901,000 compared to $701,000 for the same period of 2001. The $200,000 increase, or 28%, was due to colder than normal weather experienced in both Montana and Wyoming during March of 2002.

GROSS MARGIN --

The natural gas segment has seen a decrease in revenues as well as the cost of gas purchased due to the reduction in the commodity price of gas as compared to one year ago. Gross margin, defined as operating revenues less purchased gas costs, increased by $163,000 due to colder than normal temperatures in March 2002.

OPERATING EXPENSES -

Natural gas operating expenses were $1,849,000 for the third quarter of fiscal 2002 as compared to $1,933,000 for the same period in fiscal 2001. The 4% decrease in the period was generally due to the timing of certain expenses, and the nonrecurring nature of certain expenses related to strategic development incurred in fiscal 2001.

NINE MONTH RESULTS FOR NATURAL GAS OPERATIONS

GROSS MARGIN

The Company experienced a decrease in gross margin of $109,000 due to slightly warmer temperatures compared to one year ago. In the Company's principal operations in Montana and Wyoming, temperatures during the first nine months of fiscal 2002 on average were 8% warmer and 10% warmer respectively compared to temperatures during the corresponding period of fiscal 2001. The temperatures experienced in March 2002 were actually colder than those in March of 2001, which helped to partially offset the negative impact from warmer weather earlier in the year.

OPERATING EXPENSES -

Natural gas operating expenses were $5,730,000 for the first nine months of fiscal 2002 as compared to $5,979,000 for the same period in fiscal 2001. The 4% decrease in the period was due mainly to the timing of certain expenses, and non-recurring expenditures related to strategic development which were incurred in the prior year.

INTEREST CHARGES -

Interest charges allocable to the Company's natural gas operations were $877,000 for the first nine months of fiscal 2002, as compared to $983,000 during the same period in fiscal 2001, a decrease of $106,000. This decrease is due mainly to more favorable short-term borrowing rates, as well as reduced borrowing by the natural gas operations.


RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                           Third Quarter                    Nine Months
                                           Ended March 31                  Ended March 31
                                        2002            2001           2002           2001
                                           (In thousands)                 (In thousands)
ENERGY WEST PROPANE (EWP)
     Operating Revenues                $  5,177       $  5,749       $  9,057       $ 12,075
     Cost of Propane                      3,095          3,894          5,344          8,419
                                       --------       --------       --------       --------
     Gross Margin                         2,082          1,855          3,713          3,656
     Operating Expenses                     789            888          2,557          2,623
                                       --------       --------       --------       --------
     Operating Income                     1,293            967          1,156          1,033
     Other Income                            39             34            105            101
     Interest Expense                       118            137            347            422
     Income Taxes                           441            327            330            276

                                       --------       --------       --------       --------
               Net Propane Income      $    770       $    537       $    584       $    436
                                       ========       ========       ========       ========

QUARTERLY RESULTS FOR PROPANE OPERATIONS

OPERATING REVENUES AND GROSS MARGIN

Propane revenues in the third quarter of fiscal 2002 were $5,177,000 compared to $5,749,000 for the third quarter of fiscal 2001, a decline of $572,000. The decrease was due mainly to a lower spot market for propane sold during the third quarter of fiscal 2002. The propane operations were able to utilize the lower market prices advantageously to purchase lower priced propane for some of its operations, and propane purchases decreased $799,000 in the third quarter of fiscal 2002 compared to purchases during the same period one year ago. This resulted in an increase in gross margin of $227,000 during the third quarter of 2002 in comparison to the third quarter of 2001.

OPERATING EXPENSES -

Propane operating expenses were $789,000 for the third quarter of fiscal 2002 as compared to $888,000 during the same period in fiscal 2001. The $99,000 decrease in the period was due to the sale of certain non-regulated retail propane operations in Montana. Though the assets used to serve the customers were sold, the Company's wholesale operations will continue to supply propane to the purchaser of these assets.

INTEREST CHARGES -

Interest charges allocable to the Company's propane operations were $118,000 for the third quarter of fiscal 2002, as compared to $137,000 in the comparable period in fiscal 2001. This is due mainly to the decrease in short-term borrowing rates during the third quarter of fiscal 2002.

NINE MONTH RESULTS FOR PROPANE OPERATIONS

OPERATING REVENUES AND GROSS MARGIN

Propane revenues in the first nine months of fiscal 2002 were $9,057,000 compared to $12,075,000 for the first nine months of fiscal 2001, a decrease of $3,018,000. The decrease was due mainly to lower spot market prices for propane sold compared to one year ago. The costs for propane also decreased from $8,419,000 in the first nine months of fiscal 2001 to $5,344,000 in the first nine months of fiscal 2002. This decrease of $3,075,000 was also due to the lower spot market prices, providing the propane operations the opportunity to acquire lower cost propane. This resulted in an increase in gross margin of $57,000 for the first nine months of fiscal 2002 in comparison to the first nine months of 2001.

OPERATING EXPENSES -

Propane operating expenses were $2,557,000 for the first nine months of fiscal 2002 as compared to $2,623,000 for the same period in fiscal 2001. The decrease of $66,000 was due to the sale of certain non-regulated retail propane operations in Montana. The Company's wholesale operations will continue to supply propane to the purchaser of these assets.

INTEREST CHARGES -

Interest charges allocable to the Company's propane operations were $347,000 for the first nine months of fiscal 2002 as compared to $422,000 in the comparable period in fiscal 2001. This decrease of $75,000 was related to decreases in short term borrowing rates compared to the same period one year ago.


RESULTS OF THE COMPANY'S ENERGY MARKETING AND WHOLESALE OPERATIONS

                                                  Third Quarter                  Nine Months
                                                  Ended March 31                Ended March 31
                                               2002           2001           2002          2001
                                                  (In thousands)                (In thousands)
Gas, Electric & Propane Trading              $ 17,212       $ 17,640       $ 38,689       $ 40,009
Cost of Gas, Electric & Propane Trading        17,488         15,010         37,482         34,969
                                             --------       --------       --------       --------
     Gross Margin                                (276)         2,630          1,207          5,040
     Operating Expenses                           442            379          1,222          1,223
                                             --------       --------       --------       --------
     Operating Income                            (718)         2,251            (15)         3,817
     Other (Income) Expense                         0             (4)             8            (33)
     Interest Expense                              59            117            145            293

    Income Tax Expense (Benefit)                 (280)           794            (44)         1,321
                                             --------       --------       --------       --------
               Net Income (Loss)             $   (497)      $  1,344       $   (124)      $  2,236
                                             ========       ========       ========       ========

QUARTERLY RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

GROSS MARGIN --

The Company's energy marketing and wholesale operations experienced a reduction in gross margin of $2,906,000 during the third quarter of fiscal 2002 compared to the same period last year. The majority of the decrease was due to the reduction in margins associated with the remarketing of electricity at unusually high market prices during the first nine months of fiscal 2001. Those same market conditions have not been present during the current fiscal year, nor are they expected to occur during the remainder of the year.

OPERATING EXPENSES -

Operating expenses for energy marketing and wholesale operations were $442,000 for the third quarter of fiscal 2002 as compared to $379,000 for the same period in fiscal 2001. Though the energy marketing and wholesale operations have seen reduced costs related to incentives and commissions during the third quarter of fiscal 2002 compared to the third quarter fiscal 2001, these operations have also incurred legal expenses related to ongoing litigation with PPL, Montana (described in Part II, Item 1, Legal Proceedings) which have increased the operating expenses of the energy marketing and wholesale operations by $63,000 compared to those experienced one year ago.

INTEREST CHARGES -

Interest charges for the third quarter of fiscal 2002 decreased $58,000 from $117,000 in the third quarter of 2001 to $59,000 in the third quarter of 2002 due mainly to decreases in short-term borrowing rates, and reductions in borrowing.

INCOME TAXES -

State and federal income tax expense of the Company's energy marketing and wholesale operations decreased from $794,000 for the third quarter of fiscal 2001 to an income tax benefit of $280,000 in fiscal 2002, due to a reduction in pre-tax income from the energy marketing and wholesale operations.

NINE MONTHS RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

GROSS MARGIN --

The Company's energy marketing and wholesale operations experienced gross margin during the first nine months of fiscal year 2002 of $1,207,000 compared to $5,040,000 in fiscal year 2001, a decrease of $3,833,000. This decrease was due to the reduction in margins associated with the remarketing of electricity at unusually high market prices during the first nine months of fiscal 2001. Those same market conditions have not been present during the current fiscal year, nor are they expected to occur during the remainder of the year.

OPERATING EXPENSES --

Operating expenses for the energy marketing and wholesale operations were $1,222,000 for the first nine months of fiscal 2002 as compared to $1,223,000 for the same period in fiscal 2001. The wholesale operations have experienced a decrease in operating expenses during the current period due to reductions in incentives and commissions; however, the wholesale operations have increased legal expenses by approximately $350,000 during the first nine months of fiscal 2002 versus those experienced during the corresponding period of fiscal 2001 due to the ongoing litigation with PPL, Montana (discussed at Part II, Item 1, Legal Proceedings).

OTHER INCOME --

Other income decreased by $41,000 from an income of $33,000 for the first nine months of fiscal 2001 compared to a loss of $8,000 for the first nine months of fiscal 2002. The wholesale operations received interest income in the prior year on a note receivable from one of its customers. The note was paid off early in this fiscal year resulting in a reduction in interest income.

INTEREST CHARGES -

Interest charges decreased by $148,000 from $293,000 during the first nine months of fiscal 2001 to $145,000 during the first nine months of fiscal 2002. This was due to the decrease in short-term borrowing rates experienced during the current year.

INCOME TAXES -

State and federal income tax expense of the Company's energy marketing and wholesale operations were a benefit of $44,000 for the first nine months of fiscal 2002 as compared to an expense of $1,321,000 during the first nine months of fiscal 2001, due to the reduction in pre-tax income from the energy marketing and wholesale operations.

CONTRACTS ACCOUNTED FOR AT FAIR VALUE

Certain of the Company's natural gas contracts are classified as derivatives under SFAS 133. These contracts are carried on the balance sheet at fair value. This accounting treatment is also referred to as mark-to-market accounting. Mark-to-market accounting can create a timing difference between recorded earnings and realized cash flow. Marking a contract to market consists of reevaluating the market value of the entire term of the contract at each reporting period and reflecting the resulting gain or loss of value in earnings for the period. This change in value represents the difference between the contract price and the current market value of the contract. Changes in the market value of the contract could result in large gains or losses recorded in earnings at each subsequent reporting period. The gain or loss in income generated from the change in market value of natural gas derivative contracts is a non-cash event.

Quoted market prices for the Company's natural gas derivative contracts are generally not available. Therefore, to determine the fair value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate available current and historical independent pricing information.

As of March 31, 2002, natural gas derivative contracts had an aggregate fair market value as follows:

Contracts maturing in one year or less:      $ 1,113,313
Contracts maturing in two to three years:      1,843,873
Contracts maturing in four to five years:        950,839
Contracts maturing in five years or more:        257,192
                                             -----------
     Total Derivative Assets                 $ 4,165,217
                                             ===========


RELATED PARTY TRANSACTIONS

The Company has no material related party transactions.

CRITICAL ACCOUNTING POLICIES

The Company follows SFAS 71, "Accounting for the Effects of Certain Types of Regulation," and the Company's financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The primary result of this policy is that the Company has $1,276,000 in deferred regulatory assets at March 31, 2002. These assets represent costs incurred by the Company in its regulated operations which it expects to recover through adjustments in the rates charged to its customers. Of this amount, $148,000 relates to current year power supply expenditures. While the Company expects to fully recover this amount, such recovery is subject to final review by the regulatory entitles.

The Company values natural gas derivatives using mark-to-market accounting under SFAS 133. As explained previously, this accounting requires the Company to consider several factors, including current relevant market prices, market depth and liquidity, potential model error, and expected credit losses at the counterparty level. Due to the volatility of energy markets and certain model assumptions, and potential changes in market conditions, the amounts of gains or losses ultimately realized in settlement of the contracts could be substantially different from the values at which such contracts are currently reflected in the Company's financial statements.

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

                                    FORM 10-Q



                           PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk. This section discusses litigation that the Company believes to be properly characterized as outside the normal course of business and for which it is not indemnified.

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

EWR received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM. The imbalance payments were made to EWR by its transmission provider, The Montana Power Company (MPC), pursuant to the imbalance provisions in MPC's transmission tariff on file with the Federal Energy Regulatory Commission (FERC). PPLM has alleged that EWR was not entitled to retain such payments. PPLM alleges that EWR is liable to PPLM for $12.2 million relating to purchases under the contract during the twelve months ended June 30, 2001 plus unspecified additional amounts for the period after June 30, 2001. PPLM also has taken the position that it has the right to terminate deliveries of energy under the Contract. Any recovery of damages by PPLM, as well as the resulting costs to EWR of securing alternative supplies in the event of termination of the Contract could be material to the Company and its financial condition.

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

Item 3.  Defaults upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         A.   No exhibits are being filed for the quarter ended March 31, 2002.

         B. No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENERGY WEST INCORPORATED

/s/ Edward J. Bernica

-----------------------------------
Edward J. Bernica, President and
Chief Executive Officer, Signing on
Behalf of the Registrant, and as
Principal Executive, Financial and
Accounting Officer


Dated May 15, 2002