Form 10-Q
period 2002-09-30
ENERGY WEST INC
filed 2002-11-15
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       OR
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


                  1 First Avenue South, Great Falls, Mt. 59401
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Yes  /X/            No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at November 7, 2002
(Common stock, $.15 par value)  2,588,637  shares

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                    Page No.
Part I - Financial Information

         Item 1 - Financial Statements


                  Condensed Consolidated Balance Sheets as of
                  September 30, 2002, and June 30, 2002                                  1

                  Condensed Consolidated Statements of Operations -
                  three months ended September 30, 2002 and 2001                         2

                  Condensed Consolidated Statements of cash flows -
                  three months ended September 30, 2002 and 2001                         3

                  Notes to Condensed Consolidated Financial Statements                 4-8

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations                       8-17

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk            17

Part II   Other Information

         Item 1 - Legal Proceedings                                                     19

         Item 2 - Changes in Securities                                                 20

         Item 3 - Defaults upon Senior Securities                                       20

         Item 4 - Submission of Matters to a Vote of Security Holders                   20

         Item 5 - Other Information                                                     20

         Item 6 - Exhibits and Reports on Form 8-K                                      20

         Signatures                                                                  21-24

Item 1. Financial Statements

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        September 30      June 30
                                                            2002            2002
                                                        (Unaudited)     (Unaudited)
                                                        -----------     -----------

Current assets
  Cash and cash equivalents                             $    94,289     $   367,657
  Accounts receivable (Net)                               5,710,019       8,244,239
  Derivative assets                                       2,438,562       2,867,717
  Natural gas and propane inventories                     5,777,455       5,640,660
  Materials and supplies                                    627,488         593,674
  Prepayments and other                                     715,992         445,652
  Deferred tax assets                                     1,328,184         931,147
  Prepaid income taxes receivable                         1,137,530
                                                        -----------     -----------

Total current assets                                     17,829,519      19,090,746

Notes receivable                                                              3,300

Property, plant and equipment, net                       37,541,812      36,518,908

Deferred charges                                          1,905,341       1,935,263

Other assets                                                300,869         320,830
                                                        -----------     -----------

Total assets                                            $57,577,541     $57,869,047
                                                        ===========     ===========


Capitalization and liabilities
Current liabilities:
  Lines of credit                                       $ 9,019,881     $ 3,500,000
  Current portion of long term-debt                         507,147         502,072
  Accounts payable                                        4,930,926       7,413,693
  Income tax payable                                                      1,005,975
  Refundable cost of gas purchases                          227,514       2,024,159
  Accrued and other current liabilities                   5,215,369       5,453,304
                                                        -----------     -----------

Total current liabilities                                19,900,837      19,899,203

Long-term liabilities:
Deferred tax liabilities                                  4,745,249       4,043,038
Deferred investment tax credits                             371,203         376,468
Other long-term liabilities                               2,360,009       1,910,571
                                                        -----------     -----------
Total                                                     7,476,461       6,330,077

Long-Term Debt                                           15,281,260      15,367,424


Stockholders' equity
    Preferred Stock-- $.15 Par Value
       Authorized -- 1,500,000 Shares
       Outstanding -- None
    Common Stock -- $.15 Par Value
       Authorized -- 3,500,000 Shares
       Outstanding -- 2,575,565 Shares at September
       30, 2002; 2,573,046 at June 30, 2002                 386,341         385,964
    Capital in excess of par value                        4,884,927       4,863,113
    Retained earnings                                     9,647,715      11,023,266
                                                        -----------     -----------

      Total stockholders' equity                         14,918,983      16,272,343
                                                        -----------     -----------
      Total capitalization                               30,200,243      31,639,767
                                                        -----------     -----------
    Total capitalization and liabilities                $57,577,541     $57,869,047
                                                        ===========     ===========



         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                       and Year-To-Date
                                                         September 30

                                                    2002                2001
                                                 (Unaudited)        (Unaudited)
                                                ------------------------------
Revenues:
  Natural gas operations                        $  3,055,375      $  4,838,688
  Propane operations                               1,330,150         1,106,236
  Gas and electric-wholesale                       8,053,911        10,863,546
  Pipeline                                            83,744
                                                ------------------------------
Total revenues                                    12,523,180        16,808,470
                                                ------------------------------
Expenses:
  Gas & propane purchased                          2,511,110         4,019,388
  Gas and electric-wholesale                       7,648,807        10,088,663
  Distribution, general and administrative         2,729,594         2,284,573
  Maintenance                                        164,551            95,241
  Depreciation and amortization                      558,301           514,194
  Taxes other than income                            222,552           176,398
                                                ------------------------------
            Total operating expenses              13,834,915        17,178,457
                                                ------------------------------

Operating loss                                    (1,311,735)         (369,987)

Non-operating income                                  77,970            84,505

Interest expense:
  Long-term debt                                     292,612           300,156
  Lines of credit                                     94,488            76,678
                                                ------------------------------

Total interest expense                               387,100           376,834
                                                ------------------------------

Loss before income taxes                          (1,620,865)         (662,316)
Income tax benefit                                  (600,290)         (228,970)
                                                ------------------------------

Net loss                                         $(1,020,575)      $  (433,346)
                                                ==============================

Loss per common share:
Basic and diluted loss per common share          $     (0.40)      $     (0.17)


Weighted average common shares outstanding:
Basic                                              2,573,128         2,513,484
Diluted                                            2,573,128         2,513,484


         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                  September 30

                                                                            2002                 2001
                                                                         (Unaudited)         (Unaudited)
                                                                         -------------------------------
Cash flows from operating activities:
       Net Loss                                                          $ (1,020,575)      $  (433,346)
       Adjustment to reconcile net loss to net cash flows
          used in operating activities
       Depreciation and amortization, including deferred charges and
          financing costs                                                     605,065           516,076
       Gain on sale of property, plant & equipment                                              (22,936)
       Deferred gain on sale of assets                                         (5,907)           (5,907)
       Investment tax credit                                                   (5,265)           (5,265)
       Deferred income taxes                                                  305,174           274,675
       Change in operating assets and liabilities:
         Accounts receivable                                                2,534,220         2,350,854
         Derivative assets                                                    429,155        (3,353,130)
         Natural gas and propane inventories                                 (136,795)       (5,967,358)
         Prepayments and other                                               (270,340)         (257,698)
         Recoverable/refundable cost of gas purchases                      (1,796,645)          806,406
         Accounts payable                                                  (4,482,767)       (4,102,410)
         Derivative liabilities                                                               3,454,444
         Other assets and liabilities                                          16,167        (1,056,325)
                                                                         -------------------------------

        Net cash used in operating activities                              (3,828,513)       (7,801,920)

Cash flows from investing activities:
       Construction expenditures                                           (1,576,925)       (1,368,604)
       Proceeds from sale of property, plant & equipment                                         32,751
       Proceeds from long-term notes receivable                                 3,300            12,462
       Customer advances for construction                                      21,660
       Proceeds from contributions in aid of constructions                      1,104               246
                                                                         -------------------------------

       Net cash used in investing activities                               (1,550,861)       (1,323,145)

Cash flows from financing activities:
       Repayment of long-term debt                                            (81,089)          (75,000)
       Proceeds from lines of credit                                       11,801,987        21,381,408
       Repayment of lines of credit                                        (6,282,106)      (12,378,363)
       Dividends paid on common stock                                        (332,786)         (277,330)
                                                                         -------------------------------

         Net cash provided by financing activities                          5,106,006         8,650,715
                                                                         -------------------------------

         Net decrease in cash and cash equivalents                           (273,368)         (474,350)

 Cash and cash equivalents at beginning of period                             367,657           220,667
                                                                         -------------------------------

 Cash and cash equivalents at end of period                              $     94,289       $  (253,683)
                                                                         ===============================





         The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2002

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Energy West Incorporated (the Company) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

      To reflect recent management and business changes, the Company has realigned its reporting segments effective July 1, 2002. A recently acquired and renovated pipeline located in Wyoming and Montana is owned by the Company's wholly owned subsidiary, Energy West Development, Inc. (EWD). The revenue and expenses associated with this pipeline will be included as part of the "Pipeline Operations" segment for financial reporting purposes. It is anticipated that this activity will be regulated by the Federal Energy Regulatory Commission
(FERC), and an application has been made to begin operations. The other pipeline is a gathering system. The revenue and expenses associated with this gathering system were formerly reported as part of the segment "Energy Marketing and Wholesale Operations," but are now being included as part of the "Pipeline Operations" segment for financial reporting purposes. The operations of a regulated propane distribution system located in Cascade, Montana will now be reported as part of the "Natural Gas Operations" for financial reporting purposes. This system was formerly reported as part of the Company's "Propane Operations." Segment information for prior periods has been restated to reflect the revised reportable segments.


NOTE 2 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

         Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established certain policies and procedures to manage such risks. The Company has a Risk Management Committee (RMC), comprised of Company officers to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business. The RMC is overseen by the Audit Committee of the Company's Board of Directors.

         General--From time to time the Company or its subsidiaries may use derivative financial contracts to mitigate the risk of commodity price volatility related to firm commitments to purchase and sell natural gas or electricity. The Company may use such arrangements to protect its profit margin on future obligations to deliver quantities of a commodity at a fixed price. Conversely, such arrangements may be used to hedge against future market price declines where the Company or a subsidiary enters into an obligation to purchase a commodity at a fixed price in the future. The Company accounts for such financial instruments in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

         In accordance with SFAS No. 133, contracts that do not qualify as normal purchase and sale contracts must be reflected in the Company's financial statements at fair value, determined as of the date of the balance sheet. This accounting treatment is also referred to as "mark-to-market" accounting. Mark-to-market accounting treatment can result in a disparity between reported earnings and realized cash flow, because changes in the value of the financial instrument are reported as income or loss even though no cash payment may have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts, and their hedges, are realized over the life of the contract.

         Quoted market prices for natural gas derivative contracts of the Company or its subsidiaries generally are not available. Therefore, to determine the fair value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and historical pricing information.

         Wholesale Operations--During the first quarter of fiscal 2003, the Company's wholly owned subsidiary, Energy West Resources (EWR) was party to a number of contracts that were valued on a mark-to-market basis under SFAS No.
133. Although certain firm commitments for the purchase and sale of natural gas could have been classified as normal purchases and sales and excluded from the requirements of SFAS No. 133, as described above, EWR elected to treat these contracts as derivative instruments under SFAS No. 133 in order to match contracts for the purchase and sale of natural gas for financial reporting purposes. Such contracts were recorded in the Company's consolidated balance sheet at fair value. Periodic mark-to-market adjustments to the fair values of these contracts are recorded as adjustments to gas costs.

         During the third quarter of fiscal 2002, EWR terminated its existing derivative contracts with Enron Canada Corporation (ECC), a subsidiary of Enron Corp. Most of these contracts were commodity swaps that EWR had entered into to mitigate the effects of fluctuations in the market price of natural gas. The derivative contracts with ECC were entered into at various times in order to lock in margins on certain contracts under which EWR had commitments to other parties to sell natural gas at fixed prices (the "Future Supply Agreements"). EWR made the decision to terminate these ECC contracts because of concerns relating to the bankruptcy of Enron Corp. At the date of termination, the market price of natural gas was substantially lower than the price had been when EWR entered into the contracts, resulting in a net amount due from EWR to ECC of approximately $5,400,000. EWR paid this amount to ECC upon the termination of the contracts, and thereby discharged the liability related to the contracts. The costs related to such termination were reflected in the Company's consolidated statement of income as adjustments to gas purchased for the fiscal year ended June 30, 2002.

      At the time the Company terminated the ECC derivative contracts, the Company entered into new gas purchase contracts (the "Future Purchase Agreements") at prices much lower than those provided for under the ECC contracts. The Future Purchase Agreements and the Future Supply Agreements continue to be valued on a mark-to market basis. As of September 30, 2002, these agreements were reflected on the Company's consolidated balance sheet as derivative assets at an approximate aggregate fair value as follows:

      Contracts maturing in one year or less:         $  647,988
      Contracts maturing in two to three years:        1,155,758
      Contracts maturing in four to five years:          536,827
      Contracts maturing in five years or more:           97,989
                                                      ----------
           Total                                      $2,438,562
                                                      ==========

      During the first quarter of fiscal 2003, the Company has not entered into any new contracts that have required mark-to-market accounting under SFAS No. 133.

      Natural Gas Operations--In the case of the Company's regulated divisions, gains or losses resulting from the derivative contracts are subject to deferral under regulatory procedures approved by the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

NOTE 3 - INCOME TAXES

      Income tax benefit differs from the amount computed by applying the federal statutory rate to pre-tax loss as demonstrated in the following table:

                                                                                  Three Months Ended
                                                                                     September 30

                                                                                 2002               2001
Tax benefit at statutory rates - 34%............................             ($551,094)           ($223,396)
State tax benefit, net of federal tax benefit...................               (37,349)             (16,861)
Amortization of deferred investment tax credits.................                (5,266)              (5,266)
Other...........................................................                (6,581)              16,551
                                                                             ----------           ----------
Total income tax benefit........................................             ($600,290)           ($228,972)
                                                                             ==========           ==========

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

         At September 30, 2002, the costs incurred in evaluating and beginning the remediation have totaled approximately $2,010,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission (MPSC) allowing for the recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 2002, the recovery mechanism had generated approximately $1,360,000. The Company expects to recover the full amount expended through the surcharge. The MPSC's decision calls for ongoing review by the MPSC of any costs incurred. The Company will submit a report for review by the MPSC when the water contaminants remediation plan is approved by the MDEQ. Future costs are not estimable at this time.

LEGAL PROCEEDINGS

         From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

         In addition to other litigation referred to above, the Company or its subsidiaries are currently involved in the following litigation.

         EWR currently is involved in a lawsuit with PPL Montana, LLC (PPLM) which is pending in the United States District Court for the District of Montana. The lawsuit was filed on July 2, 2001, and involves a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). EWR received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM under the

Contract. PPLM claims that, as a result of EWR's scheduling under the Contract, PPLM was deprived of the fair market value of energy which PPLM contends it could have subsequently sold. PPLM estimates the fair market value of the excess energy scheduled by EWR to be approximately $18.0 million. EWR denies that it breached the agreement, and contends that, in any event, PPLM did not sustain any damages. The Company believes that it has established adequate reserves with respect to the litigation with PPLM; however, there can be no assurance that any liability will not exceed such reserves. A liability in excess of the recorded reserves could have a material adverse effect on the Company and its financial condition.

         By letter dated August 30, 2002, the Montana Department of Revenue
(DOR) notified the Company that the DOR's property tax audit of the Company for the period January 1, 1997 through and including December 31, 2001 had concluded. The notification stated that the DOR had determined that the Company had willfully under-reported its personal property and that additional property taxes and penalties should be assessed. The Company estimates that if the additional assessment stands, it would owe approximately $3.9 million in additional property taxes and penalties. The Company believes it has valid defenses to the assessment of tax and penalties, and plans to vigorously contest the proposed assessment. In any event the Company believes that the proposed penalty (approximately $2 million of the total assessment) is unsupportable.

         In the event that any tax deficiency related to the DOR assessment is imposed on the Company, the Company will seek to recover the portion of such deficiency related to regulated property through the rate making process. No assurance can be given as to whether the Company will recover all or part of such deficiency, and any related interest charges, through rates. The Company does not anticipate that any penalty would be recoverable through rates. Because of the uncertainties related to the DOR notification, the Company has not been able to determine a range of potential losses; accordingly, no reserve has been recorded. An adverse outcome in the matter, including the imposition of penalties or failure of the Company to obtain relief through the rate making process, could have a material adverse effect on the Company and its financial condition.


NOTE 5 - OPERATIONS BY LINE OF BUSINESS

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30

                                                2002               2001
                                             (Unaudited)       (Unaudited)

Gross Margin (Operating
Revenue Less Gas and Power
Purchased):
Natural Gas Operations                        $1,439,477       $1,476,145
Propane  Operations                              434,938          449,391
Energy Marketing &
     Wholesale                                   405,104          774,883
Pipeline Operations                               83,744
                                             -----------      -----------
                                              $2,363,263       $2,700,419
                                             ===========      ===========

Operating Income (Loss):
Natural Gas Operations                         ($703,971)       ($357,404)
Propane Operations                              (427,520)        (365,623)
Energy Marketing &
    Wholesale                                   (230,995)         353,838
Pipeline Operations                               50,751             (798)
                                             -----------      -----------
                                             ($1,311,735)       ($369,987)
                                             ===========      ===========
Net Income (Loss):
Natural Gas Operations                         ($617,930)       ($348,997)
Propane Operations                              (274,025)        (268,642)
Energy Marketing &
     Wholesale                                  (159,295)         185,193
Pipeline Operations                               30,675             (900)
                                             -----------        ---------
                                             ($1,020,575)       ($433,346)
                                             ===========        =========

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 establishes accounting and reporting standards for business combinations. SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company adopted the provisions of SFAS 142 on July 1, 2002. Management has determined that there is no current impact on the financial statements of the Company.

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and recorded as liabilities. The Company adopted this statement effective July 1, 2002. Upon adoption of SFAS 143, the Company recorded an estimated asset retirement obligation of $389,880 on its Condensed Consolidated Balance Sheet in "Other long-term liabilities", and in "Property, plant & equipment". This amount represents the Company's estimated liability as of the adoption date to plug and abandon existing oil and gas wells owned by EWR. EWR will depreciate the asset amount, and increase the liability over the estimated useful life of these assets. EWR purchased these wells in the fourth quarter of fiscal year 2002, and the cumulative affect of adopting this statement was not material. The Company may have other obligations arising from its operations; however, due to the fact that the majority of the Company's assets have indeterminate useful lives, potential liabilities are not estimable at this time.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The Company adopted SFAS 144 on July 1, 2002. Management has determined there is no current impact on the consolidated financial statements of the Company.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted SFAS 145 on July 1, 2002, and has determined there is no current impact on the consolidated financial statements of the Company.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit as Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entities commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management has not determined the impact, if any, that this statement will have on consolidated financial statements of the Company.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis and other portions of this quarterly report on Form 10-Q contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

         Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) fluctuations in energy commodity prices, including prices for fuel and purchased power, (ii) the impact of state and federal laws and regulations, (iii) the possibility that regulators may not permit the Company to pass through all such increased costs to customers, (iv) fluctuations in wholesale margins due to uncertainty in the wholesale propane and power markets, (v) costs and expenses of, and uncertainties relating to, pending litigation and other disputes, particularly the litigation with PPLM and the property tax dispute with the DOR, and (vi) other factors discussed above, including items under the heading "Risk Factors."

         Any such forward-looking statement is qualified by reference to these risks and factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

GENERAL BUSINESS DESCRIPTION

         The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated.

         On July 1, 2002, certain oil and gas gathering system and natural gas transmission pipeline assets were transferred from EWR to EWD. The results of operations for these assets are reported under the Pipeline Operations Segment.

         The Company's natural gas operations involve the distribution of regulated natural gas to the public in the Great Falls and West Yellowstone, Montana and the Cody, Wyoming areas. Also included in the natural gas operations for reporting purposes is Cascade Gas, a small regulated propane operation. The results of Cascade Gas had formerly been reported as part of the propane segment.

         The Company's propane operations include the distribution of regulated propane to the public through an underground propane vapor system in Payson, Arizona as well as unregulated retail and wholesale propane operations, operated by its wholly owned subsidiary Energy West Propane, Inc. (EWP). EWP currently markets propane in Wyoming, Montana, Arizona, Colorado, South Dakota, North Dakota and Nebraska.

         EWR conducts marketing and distribution activities involving the sale of natural gas and electricity mainly in Montana and Wyoming.

CASH FLOW ANALYSIS

         For the three months ended September 30, 2002, the Company, and its subsidiaries, used $3,829,000 of cash in its operating activities compared to $7,802,000 for the three months ended September 30, 2001. This decrease in cash used of $3,973,000 was primarily due to reductions in natural gas inventory purchases of $5,831,000, an increase in accounts receivable collections of $184,000, an increase in cash provided from the Company's market receivable and liability balance of $328,000 and a decrease in the timing of cash paid out of $431,000. Also included is a $390,000 liability related to the adoption of SFAS 143.

         Offsetting these amounts was a reduction in net income of $587,000 and a reduction in recoverable gas purchases of $2,603,000.

         Cash used in investing activities was $1,551,000 for the three months ended September 30, 2002, compared to $1,323,000 for the three months ended September 30, 2001. This increase of $228,000 was mainly due to the adoption of SFAS 143 which requires an asset obligation to be recorded as a liability with an offset to property, plant and equipment.

         Cash provided by financing activities was $5,106,000 for the three months ended September 30, 2002, as compared to $8,651,000 for the three months ended September 30, 2001. This decrease of $3,545,000 was due primarily to a reduction in short-term borrowing requirements as a result of less cash used in operations.

         Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company and its operating subsidiaries and to meet the Company's administrative needs. During fiscal year 2003 the Company's capital expenditures are expected to be approximately $3,300,000. These capital expenditures are expected to be generally for routine system expansion and operating needs. The Company continues to evaluate opportunities to expand its existing business and continues to evaluate new business opportunities, which could result in additional capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's utility operations are subject to regulation by the Montana Public Service Commission (MPSC), the Wyoming Public Service Commission (WYPSC), and the Arizona Corporation Commission (ACC). This regulation plays a significant role in determining the Company's return on equity. The various commissions approve rates that are intended to permit a specified rate of return on investment. The Company's tariffs allow the cost of gas to be passed through to customers. The pass-through causes some delay, however, between the time that the gas cost are incurred by the Company and the time that the Company recovers such costs from customers, which can adversely affect the Company's cash flow in the event of increases in gas costs.

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

         The Company's operating capital needs, as well as dividend payments and capital expenditures are generally funded through cash flow from operating activities and short-term borrowing. To the extent cash flow has not been sufficient to fund capital expenditures, the Company generally borrows short-term funds. The Company's short-term borrowing requirements vary according to the seasonal nature of its sales and expenses. The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchases and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months.

         At September 30, 2002, the Company had $26,000,000 in bank lines of credit, of which $9,020,000 had been borrowed, and the Company had outstanding letters of credit totaling $4,450,000 related to electric and gas purchase contracts. Based on the amount of borrowings and outstanding letters of credit, at September 30, 2002, the Company had total remaining borrowing capacity of $12,530,000 under its bank lines of credit.

         In addition to its bank lines of credit, the Company has outstanding certain notes and industrial development revenue obligations. The total amount of such obligations was $15,270,000 and $15,856,000 as of September 30, 2002 and September 30, 2001, respectively. Under the terms of the long term debt obligations, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, senior indebtedness, and asset sales, and the Company is required to maintain certain financial debt and interest ratios.

         An adverse outcome in the litigation with PPL Montana, LLC (PPLM) or in the tax dispute with the Montana DOR could have a material adverse effect on the Company's consolidated financial statements. See "Part II, Item 1 - Legal Proceedings."

RISK FACTORS

         The major factors which affect the Company's future results include general and regional economic conditions, weather, customer retention and growth, the ability to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, and continued access to capital markets. In addition, changes in the competitive environment particularly related to the Company's propane and energy marketing segments could have a significant impact on the performance of the Company.

         The regulatory structure is in transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. Changes in regulation of the gas industry have allowed certain customers to negotiate their own gas purchases directly with producers or brokers. To date, the regulatory changes affecting the gas industry have not had a negative impact on earnings or cash flow of the Company's natural gas operations.

          The Company's regulated natural gas and propane vapor operations follow Statement of Accounting Standards (SFAS) 71 "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). If the Company's natural gas and propane vapor operations were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.

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


ENERGY WEST INCORPORATED AND SUBSIDIARIES
SEPTEMBER 30, 2002

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS

         The Company's net loss for the first quarter of fiscal 2002, ended September 30, 2002 was $1,021,000 compared to $433,000 for the first quarter ended September 30, 2001. The decrease in earnings of $588,000 was due primarily to a reduction in margins realized on wholesale gas and electricity sales and increases in distribution, general and administrative expenses.

         Gross margin, which is defined as operating revenue less gas purchased, decreased $337,000, from $2,700,000 in the first quarter of fiscal 2002 to $2,363,000 in the first quarter of fiscal 2003. The majority of this decrease was due to decreased margins of $532,000 from the Company's marketing and wholesale operations caused by lower prices experienced during the current fiscal year, a decrease in natural gas margins of $37,000 due to lower volumes and warmer temperatures affecting the Wyoming operations and a reduction of $14,000 from the Arizona propane operations. This decrease in gross margins was partially offset by $162,000 in margins generated from the Company's recently purchased production properties and gross margins generated from the recently developed pipeline operations of $84,000.

         Distribution, general and administrative expenses increased by $445,000 in the first quarter of fiscal 2003 primarily due to increased legal expenses related to the PPLM litigation (See "Part II, Item 1 - Legal Proceedings"), operating expenses associated with the recently developed pipeline operations and the timing of certain expenses in the natural gas operations.

         Maintenance expenses increased by $70,000 during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 primarily due to increased expenses associated with maintaining our natural gas facilities in Montana.

         Depreciation expense increased by $44,000 during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 due to the addition of various pipeline facilities and depletion of the recently purchased production properties.

         Other income decreased by approximately $6,000 during the first quarter of fiscal 2003 primarily due to a reduction in service and appliance sales in the Company's natural gas operations.

         Interest expense increased by approximately $11,000 during the first quarter of fiscal 2003 due to the timing of the Company's short term borrowings.



RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                                                       FIRST QUARTER
                                                     ENDED SEPTEMBER 30
                                                    2002            2001
                                                (Unaudited)      (Unaudited)


Natural Gas Revenue                             $ 3,055,375      $ 4,838,688
Natural Gas Purchased                             1,615,898        3,362,543
                                                ----------------------------
Gross Margin                                      1,439,477        1,476,145
Operating Expenses                                2,143,448        1,833,549
                                                ----------------------------
Operating Loss                                     (703,971)        (357,404)
Other Income                                        (28,661)         (46,773)
Interest Expense                                    262,474          230,135
Income Taxes                                       (319,854)        (191,769)
                                                ----------------------------
Net Natural Gas Loss                              ($617,930)       ($348,997)
                                                ----------------------------

QUARTERLY RESULTS FOR NATURAL GAS OPERATIONS

         The natural gas segment incurred a loss from operations of approximately $618,000 for the quarter ending September 30, 2002 compared to a loss of $349,000 for the quarter ending September 30, 2001. This increase was primarily due to warmer temperatures affecting our Wyoming operations, an increase in operating expenses of approximately $310,000, an increase in interest expense of approximately $32,000 and a decrease in other income of approximately $18,000. These increases were partially offset by an increase in income tax benefits of approximately $128,000.


Gross Margin

         The Natural Gas Operations segment's revenues and costs of gas purchased decreased due to warmer than normal temperatures affecting our Wyoming operations and decreased purchases by a large industrial facility in the service area of the Wyoming operations. Gross margin, defined as operating revenues less purchased gas costs, decreased by $37,000 from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 due to these warmer temperatures and reduction in volumes.

Operating Expenses

         The Natural Gas Operations segment's operating expenses were $2,143,000 for the first quarter of fiscal 2003 compared to $1,833,000 for the corresponding period in fiscal 2002. The increase in operating expenses of $310,000 is due primarily to increase in number of personnel, employee overtime related to computer system upgrades and construction projects, increased property taxes, increase in general liability insurance expense, increases in employee benefit costs and increased expenses associated with maintaining the natural gas facilities in Great Falls, Montana.

Interest Expense

         Interest charges allocable to the Company's Natural Gas Operations segment increased by $32,000 from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 due to the change in allocation of interest based on capital employed.

Income Taxes

         Income tax benefits increased from $192,000 for the first quarter of fiscal 2002 to $320,000 for the first quarter of fiscal 2003. The increase in tax benefits is the result of an increase in pre tax losses relate do natural gas operations.


RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                                        FIRST QUARTER
                                                      ENDED SEPTEMBER 30
                                                     2002          2001
                                                 (Unaudited)    (Unaudited)


Propane Revenue                                  $ 1,330,150    $ 1,106,236
Propane Purchased                                    895,212        656,845
                                                 --------------------------
Gross Margin                                         434,938        449,391
Operating Expenses                                   862,458        815,014
                                                 --------------------------
Operating Loss                                      (427,520)      (365,623)
Other Income                                         (47,789)       (32,764)
Interest Expense                                      96,957         92,012
Income Taxes                                        (202,663)      (156,229)
                                                 --------------------------
Net Propane Loss                                   ($274,025)     ($268,642)
                                                 ---------------------------



QUARTERLY RESULTS FOR PROPANE OPERATIONS

Operating Revenues and Gross Margin

         The Propane Operations segment's revenues for the first quarter of fiscal 2003 were $1,330,000 compared to $1,106,000 for the first quarter of fiscal 2002, an increase of $224,000. The increase was due mainly to increased sales prices in the Company's regulated utility operations in Arizona and increased sales volumes in the Rocky Mountain Fuel wholesale operations. Gross margin decreased by approximately $14,000 due to reduced margins from bulk retail operations in Arizona.

Operating Expenses

         The Propane Operations segment's operating expenses were $862,000 for the first quarter of fiscal 2003 as compared to $815,000 during the same period in fiscal 2002. The $47,000 increase in the period was due to additional marketing expenses incurred by the wholesale operations.

Interest Expense

         Interest charges allocable to the Company's Propane Operations segment were $97,000 for the first quarter of fiscal 2003, compared to $92,000 in the comparable period in fiscal 2002. This increase of $5,000 is due mainly to the change in interest allocation based on capital employed.

Income Taxes

         Income tax benefits increased from $156,000 in the first quarter fiscal 2002 to $203,000 for the first quarter of fiscal 2003. The increase in tax benefits of $47,000 is due to the increase in pre-tax losses related to propane operations.

RESULTS OF THE ENERGY MARKETING AND WHOLESALE OPERATIONS

                                                        First Quarter
                                                     Ended September 30
                                                    2002             2001
                                                 (Unaudited)     (Unaudited)

Marketing Revenue                                 $8,053,911     $10,863,546
Purchases                                          7,648,807      10,088,663
                                                 ---------------------------
Gross Margin                                         405,104         774,883
Operating Expenses                                   636,099         421,045
                                                 ---------------------------
Operating Income (Loss)                             (230,995)        353,838
Other Income                                          (1,520)         (4,264)
Interest Expense                                      26,895          53,353
Income Taxes                                         (97,075)        119,556
                                                 ---------------------------

Net Marketing Income (Loss)                        ($159,295)       $185,193
                                                 ---------------------------

QUARTERLY RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

Gross Margin

         EWR's energy marketing and wholesale operations experienced a reduction in gross margin of $370,000 during the first quarter of fiscal 2003 compared to the same period in fiscal 2002. This decrease was due primarily to reductions in both electricity and natural gas margins resulting from lower prices which was partially offset by an increase in margins from commencement of operations of the recently purchased natural gas production properties.

Operating Expenses

         Operating expenses for EWR's energy marketing and wholesale operations were $636,000 for the first quarter of fiscal 2003 as compared to $421,000 for the same period in fiscal 2002. The increase in operating expenses of $215,000 was due primarily to increased legal costs as a result of the PPLM litigation, and operating expenses associated with newly acquired natural gas production properties.

Interest Expense

         Interest charges for the first quarter of fiscal 2003 decreased by $26,000 from $53,000 in the first quarter of fiscal 2002 to $27,000 in the first quarter of fiscal 2003. This decrease is due primarily to the method of allocating interest to business segments based on capital employed.

Income Taxes

         State and federal income tax expense of EWR's energy marketing and wholesale operations decreased from $119,000 for the first quarter of fiscal 2002 to an income tax benefit of $97,000 in the first quarter of fiscal 2003, due to a reduction in pre-tax income from the energy marketing and wholesale operations.



RESULTS OF THE COMPANY'S PIPELINE OPERATIONS

                                                           First Quarter
                                                          Ended September 30
                                                         2002            2001
                                                     (Unaudited)     (Unaudited)

Transmission Revenue                                    $83,744
Purchases
                                                     --------------------------
Gross Margin                                             83,744
Operating Expenses                                       32,993            798
                                                     --------------------------
Operating Income (Loss)                                  50,751           (798)
Other Income                                                              (704)
Interest Expense                                            774          1,334
Income Taxes                                             19,302           (528)
                                                     --------------------------


Net Transmission Income (Loss)                          $30,675          $(900)
                                                     --------------------------

         Pipeline Operations is a new segment for financial reporting purposes. The results of this segment reflect operation of oil and gas gathering systems placed into service in fiscal 2002, and transferred from EWR to EWD. For fiscal year 2002 and prior years EWD consisted primarily of real estate holdings and incurred minimum expenses. The financial operations of EWD's pipeline assets and real estate holdings are now being reported as Pipeline Operations for segment purposes. The Company anticipates that EWD will begin operations of a refurbished transmission pipeline upon receipt of approval from FERC.


CONTRACTS ACCOUNTED FOR AT FAIR VALUE

         Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established certain policies and procedures to manage such risks. The Company has a Risk Management Committee (RMC), comprised of Company officers to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business. The RMC is overseen by the Audit Committee of the Company's Board of Directors.

         General--From time to time the Company or its subsidiaries may use derivative financial contracts to mitigate the risk of commodity price volatility related to firm commitments to purchase and sell natural gas or electricity. The Company may use such arrangements to protect its profit margin on future obligations to deliver quantities of a commodity at a fixed price. Conversely, such arrangements may be used to hedge against future market price declines where the Company or a subsidiary enters into an obligation to purchase a commodity at a fixed price in the future. The Company accounts for such financial instruments in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

         In accordance with SFAS No. 133, contracts that do not qualify as normal purchase and sale contracts must be reflected in the Company's financial statements at fair value, determined as of the date of the balance sheet. This accounting treatment is also referred to as "mark-to-market" accounting. Mark-to-market accounting treatment can result in a disparity between reported earnings and realized cash flow, because changes in the value of the financial instrument are reported as income or loss even though no cash payment may have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts, and their hedges, are realized over the life of the contract.

         Quoted market prices for natural gas derivative contracts of the Company or its subsidiaries generally are not available. Therefore, to determine the fair value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate available current and historical independent pricing information.

         Wholesale Operations--During the first quarter of fiscal 2003, the Company's wholly owned subsidiary, Energy West Resources (EWR) was party to a number of contracts that were valued on a mark-to-market basis under SFAS No.
133. Although certain firm commitments for the purchase and sale of natural gas could have been classified as normal purchases and sales and excluded from the requirements of SFAS No. 133, as described above, EWR elected to treat these contracts as derivative instruments under SFAS No. 133 in order to match contracts for the purchase and sale of natural gas for financial reporting purposes. Such contracts were recorded in the Company's consolidated balance sheet at fair value. Periodic mark-to-market adjustments to the fair values of these contracts are recorded as adjustments to gas costs.

         During the third quarter of fiscal 2002, EWR terminated its existing derivative contracts with Enron Canada Corporation (ECC), a subsidiary of Enron Corp. Most of these contracts were commodity swaps that EWR had entered into to mitigate the effects of fluctuations in the market price of natural gas. The derivative contracts with ECC were entered into at various times in order to lock in margins on certain contracts under which EWR had commitments to other parties to sell natural gas at fixed prices (the "Future Supply Agreements"). EWR made the decision to terminate these ECC contracts because of concerns relating to the bankruptcy of Enron Corp. At the date of termination, the market price of natural gas was substantially lower than the price had been when EWR entered into the contracts, resulting in a net amount due from EWR to ECC of approximately $5,400,000. EWR paid this amount to ECC upon the termination of the contracts, and thereby discharged the liability related to the contracts. The costs related to such termination were reflected in the Company's consolidated statement of income as adjustments to gas purchased for the fiscal year ended June 30, 2002.

      At the time the Company terminated the ECC derivative contracts, the Company entered into new gas purchase contracts (the "Future Purchase Agreements") at prices much lower than those provided for under the ECC contracts. The Future Purchase agreements and the Future Supply Agreements continue to be valued on a mark-to market basis. As of September 30, 2002, these Agreements were reflected on the Company's consolidated balance sheet at an approximate aggregate fair value as follows:

      Contracts maturing in one year or less:         $   647,988
      Contracts maturing in two to three years:         1,155,758
      Contracts maturing in four to five years:           536,827
      Contracts maturing in five years or more:            97,989
                                                      -----------
           Total                                      $ 2,438,562
                                                      ===========


      During the first quarter of fiscal 2003, the Company has not entered into any new contracts that have required mark-to-market accounting under SFAS No. 133.

      Natural Gas Operations--In the case of the Company's regulated divisions, gains or losses resulting from the derivative contracts are subject to deferral under regulatory procedures approved by the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

RELATED PARTY TRANSACTIONS

         The Company has no material related party transactions.

CRITICAL ACCOUNTING POLICIES

         The Company believes its critical accounting policies are as follows:

         Effects of Regulation--The Company follows SFAS 71, "Accounting for the Effects of Certain Types of Regulation", and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

         Recoverable/ Refundable Costs of Gas and Propane Purchases--The Company accounts for purchased-gas costs in accordance with procedures authorized by the MPSC, the WPSC and the ACC under which purchased-gas and propane costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

         Derivatives--The Company accounts for certain derivative contracts that are used to manage risk in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which the Company adopted July 1, 2000.


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

Commodity Price Risk

         The Company protects itself against price fluctuations on natural gas and electricity by limiting the aggregate level of net open positions, which are exposed to market price changes and through the use of natural gas derivative instruments. The net open position is actively managed with strict policies designed to limit the exposure to market risk, and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. Additionally, the Company's regulated operations are allowed recovery of the costs associated with the purchase of natural gas. In most cases, these costs are recoverable within one year.

Interest Rate Risk

         The Company's results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). The Company mitigates this risk by entering into long-term debt agreements with fixed interest rates. Based on the amount of the outstanding notes payable on September 30, 2002, a one percent increase (decrease) in average interest rates would result in a decrease (increase) in annual pre-tax income of approximately $31,000.

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


ITEM 4.  CONTROLS AND PROCEDURES

         The Company's President and Chief Executive Officer, Edward J. Bernica and the Company's Assistant Vice President and Controller (principal financial officer) Robert B. Mease have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report. They have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective as of the date of this Quarterly Report on Form 10-Q to provide reasonable assurance that the Company can meet its disclosure obligations. As of the date of this Quarterly Report on Form 10-Q there have not been any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Form 10-Q
                           Part II - Other Information

ITEM 1            LEGAL PROCEEDINGS

         From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business and the Company does not believe that any such litigation is material to the Company's business or financial condition. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

         In addition to other litigation referred to above, the Company or its subsidiaries are currently involved in the following litigation.

         EWR currently is involved in a lawsuit with PPL Montana, LLC (PPLM) which is pending in the United States District Court for the District of Montana. The lawsuit was filed on July 2, 2001, and involves a wholesale electricity supply contract between EWR and PPL dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). EWR received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM under the Contract. PPLM claims that, as a result of EWR's scheduling under the Contract, PPLM was deprived of the fair market value of energy which PPLM contends it could have subsequently sold. PPLM estimates the fair market value of the excess energy scheduled by EWR to be approximately $18.0 million. EWR denies it breached the agreement, and contends that, in any event, PPLM did not sustain any damages. The Company believes that it has established adequate reserves with respect to the litigation with PPLM; however, there can be no assurance that any liability will not exceed such reserves. A liability in excess of the recorded reserves could have a material adverse effect on the Company and in financial condition.

         By letter dated August 30, 2002, the Montana Department of Revenue ("DOR") notified the Company that the DOR's property tax audit of the Company for the period January 1, 1997 through and including December 31, 2001 had concluded. The notification stated that the DOR had determined that the Company had willfully under-reported its personal property and that additional property taxes and should be assessed. The Company estimates that if the additional assessment stands, it would owe approximately $3.9 million in additional property taxes and penalties. The Company believes it had valid defenses to the assessment of tax and penalties, and plans to vigorously contest the proposed assessment. In any event the Company believes that the proposed penalty (approximately $2 million of the total assessment) is unsupportable.

         In the event that any tax deficiency related to the DOR assessment is imposed on the Company, the Company will seek to recover the portion of such deficiency related to regulated property through the rates making process. No assurance can be given as to whether the Company will recover all or part of such deficiency, and any related interest charges, through rates. The Company does not anticipate that any penalty would be recoverable through rates. Because of the uncertainties related to the DOR notification, the Company has not been able to determine a range of potential losses; accordingly, no reserve has been recorded. An adverse outcome in the matter, including the imposition of penalties or failure of the Company to obtain relief through the rate making process, could have a material adverse effect on the Company and its financial condition.

Item 2.           Changes in Securities - Not Applicable

Item 3.           Defaults upon Senior Securities - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders - Not
                  Applicable

Item 5.           Other Information - Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

         A.   Exhibits for the first quarter ended September 30, 2002.

                  10.1 Energy West Incorporated 2002 Stock Option Plan (incorporated by reference to Appendix A to the Company's proxy statement filed with the Commission on October 29, 2002)

                  99.1     Certification of Principal Executive Officer
                  99.2     Certification of Principal Financial Officer

         B. The Company filed a Current Report on Form 8-K during the first quarter ended September 30, 2002 as follows.

                  Date Filed            Item No.
                  ----------            --------

                  September 25, 2002    Item 7 - Press Release dated September
                                        24, 2002

                                        Item 9 - Announcement of information in
                                        connection with the Montana Department
                                        of Revenue audit

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENERGY WEST INCORPORATED

/s/ Edward J. Bernica
-------------------------------
Edward J. Bernica, President and
Chief Executive Officer
(principal executive officer)


/s/ Robert B. Mease
-------------------------------
Robert B. Mease, Assistant Vice-President
and Controller
(principal financial officer)


Dated November 14, 2002

CERTIFICATIONS

         I, Edward J. Bernica, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Energy West Incorporated.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002

                                           /s/ Edward J. Bernica
                                           -------------------------------------
                                           Edward J. Bernica
                                           President and Chief Executive Officer
                                           (principal executive officer)

I, Robert B. Mease, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Energy West Incorporated.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002





                                         /s/ Robert B. Mease
                                         ---------------------------------------
                                         Robert B. Mease
                                         Assistant Vice President and Controller
                                         (principal financial officer)