Form 10-K/A
period 2002-06-30
ENERGY WEST INC
filed 2002-11-25
CIK 43350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation S-K (229.45 of this chapter) is not contained herein, and will not be contained,  to the best of  registrant's  knowledge,  in definitive  proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The  aggregate  market value of the voting stock held by  non-affiliates  of the registrant as of September 25, 2002: Common Stock, $.15 Par Value - $20,222,060.
The number of shares  outstanding of the issuer's  classes of common stock as of
September 25, 2002: Common Stock, $.15 Par Value - 2,573,734 shares.

                                Explanatory Note

     Energy West Incorporated  hereby amends Items 10, 11, 12 and 13 of Part III and Item 15 of Part IV of its Annual  Report on Form 10-K,  which was filed with the Securities and Exchange Commission on September 30, 2002.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Board of Directors

E. W. `Gene' Argo, (60), is proposed for the first time as a director. He is the
President and General Manager of Midwest Energy,  Inc., an electric  cooperative in Hays, Kansas, in which capacity he has served since 1992.

Edward J. Bernica,  (53),  has been a Director,  President  and Chief  Executive
Officer of the Company since  September  2001.  Mr.  Bernica served as Executive
Vice  President,  Chief Operating  Officer and Chief  Financial  Officer for the
Company from 1999 to September 2001. From 1994 to 1999, he served the Company as
Vice President and Chief Financial Officer.

Andrew  Davidson,  (35),  has been a Director of the Company  since 1999. He has been Vice President and Portfolio Manager for Davidson Investment Advisors and a
Financial Consultant for D.A. Davidson & Company since 1993.

David A.  Flitner,  (69),  has been a Director of the Company since 1988. He has been the owner of the Flitner Ranch and Hideout Adventures,  Inc. a recreational enterprise since 1994.

G. Montgomery Mitchell, (74), has been a Director of the Company since 1984, and has served as Chairman of the Board of Directors  since 1984.  Mr.  Mitchell was
Senior Vice President and Director of Stone and Webster Management  Consultants,
Inc.  from  August 1980 until his  retirement  in 1993.  Mr.  Mitchell is also a director of Energy South, Inc.

Terry M. Palmer,  (58), has been a partner in the accounting  firm Ernst & Young
LLP since 1979. He has announced his retirement from that firm effective October
31, 2002.

George D. Ruff,  (65),  has been a Director of the Company since  November 1996.
Mr. Ruff served as Vice President of Montana Operations for US West from June of
1983 until his retirement in 1997.

Richard J. Schulte,  (62),  has been a Director of the Company  since 1997.  Mr.
Schulte  has been a  principal  in Schulte  Associates  LLC, a  consulting  firm providing  management,  marketing,  e-commerce  and  organizational  services to energy  related  businesses  since 1998. Mr. Schulte also operates a home repair and construction  company, a sole proprietorship doing business as LDDI. He also serves as Chairman of the Board of Directors  for  American  Society for Testing
and  Materials  (ASTM  International).  Mr.  Schulte  was  President  and CEO of
International Approval Services, Inc. from 1993 until 1998.

Information Concerning Directors Not Continuing in Office:

Thomas N. McGowen, Jr., (75), has been a Director of the Company since 1978. Mr.
McGowen is a retired attorney and is past President and Chairman of the Board of
Pabst Brewing  Company.  Mr. McGowen has chosen not to stand for  re-election to the Board of Directors.

Dean South,  (60),  has been a director of the Company  since 1996. He currently ranches north of Helena, Montana. Mr. South retired as Vice President of Western
Operation for Heritage  Propane  Corporation in 1991. He served as President and
Chief  Operating  Officer of Louis Dreyfus Propane  Corporation  from 1986 until
1989 and President of Northern  Energy  Company from 1981 until they merged with
Louis Dreyfus in 1986.  He has accepted an offer of employment  from the Company and as a  result  has  decided  not to stand  for  re-election  to the  Board of
Directors.

Executive Officers

     The following table sets forth the names and ages of, and the positions and offices  within the Company  presently  held by, the  executive  officers of the
Company:

Name                       Age             Position
-------------------------------------------------------------------------------

Edward J. Bernica          53              President and Chief Executive Officer
Sheila M. Rice             55              Vice President and Corporate
                                           Administrator
John C. Allen              51              General Counsel, Vice-President and
                                           Secretary
Tim A. Good                57              Vice-President and Manager of
                                           Natural Gas Operations
Douglas R. Mann            55              Vice-President and Manager of Energy
                                           West Propane Operations
JoAnn S. Hogan             36              Assistant Vice-President and
                                           Treasurer
Robert B. Mease            55              Assistant Vice-President and
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

John C. Allen has been General Counsel and  Vice-President  of the Company since
1992.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section  16(a)  of  the  Securities  Exchange  Act  of  1934  requires  the
Corporation's  directors,  executive  officers and persons who own more than ten percent of the  Corporation's  common  stock to file  reports of  ownership  and changes  in  ownership  with the  Securities  and  Exchange  Commission  and the
National  Association  of  Securities  Dealers  (NASD).  Such  persons  are also required  to furnish the  Corporation  with  copies of all such  reports.  Based solely on its review of the copies of such reports  received by the Corporation, the  Corporation  believes that its directors and executive  officers  filed all required  reports during or with respect to the fiscal year ending June 30, 2002 on a timely basis with the  exception of Mr.  McGowen who filed a late Form 4 on
December 6, 2001,  reporting  the sale of 500 shares of Common  Stock on October
18, 2001 and the sale of 1,000 shares of Common Stock on October 15, 2001, and a late Form 4 on August 10,  2002,  reporting  the sale of 1,000  shares of Common
Stock on February 14, 2002.

Item 11. - Executive Compensation

Compensation Committee Report On Executive Compensation

     The  Compensation  Committee  of the Board of Directors  (the  "Committee")
reviews each salary  adjustment for the Company's  officers and recommends those adjustments to the full board.  The Committee also provides  recommendations  to the full Board  regarding  the  structure  of incentive  compensation  including contributions to the Company's Annual  Management  Incentive Plan, the Company's
Long Term Incentive Plan, the Company's  Incentive Stock Option Plan, as well as the Employee  Stock  Ownership  Plan (ESOP).  It also  provides  recommendations regarding Director compensation.

     The Committee's objectives are as follows:

     1.   The  Committee  seeks to attract and retain the  necessary  management talent to successfully lead the Company.  The Committee believes it must provide a  compensation  package  that is  competitive  in the  marketplace  with  other comparable companies.

     2.   The Committee  encourages  decision-making  that enhances  shareholder value.  The Committee  believes that this objective is met by linking  executive pay to corporate performance.

     The Compensation  Committee believes that the various compensation plans it employs  achieve the above  stated  objectives.  The plans just  referred to are summarized  below.  Total  compensation for executive  officers is determined by marketplace  survey data,  Company  performance  and individual  performance.  A control point and a salary range are  established  for each  executive  based on market  information  of companies in the gas utility  industry.  Each  executive receives a base salary and annual  incentive award which,  when combined,  place the executive within the compensation range for the position.  The amount of the incentive award varies based upon the Company's  performance.  Incentive  awards have traditionally ranged from 0% to 85% of base salary.

     The Annual  Management  Incentive  Plan in place  during  the  fiscal  year provided for the payment of a cash bonus depending on two criteria, earnings per share relative to a predetermined target and achieving a predetermined  Economic
Value Added (EVA)  target.  Incentives  awarded  under this plan increase as the
Company's  performance,  as measured by these two criteria,  improves. In fiscal year 2002, no payments were made to the CEO or other  executive  officers  since the targets  established by the Management  Incentive Plan were not met. In June of 2002,  the Committee  amended the  Management  Incentive  Plan to provide for awards to executive officers of up to 15% of base salaries to executive officers if the Company successfully  satisfies the earnings per share target established by the  Board.  The plan also  permits  for the  payment of  additional  sums of incentives if the target is exceeded.

     Executive  officers  also  receive  up to 5% of their  base  salaries  upon completion of certain  objectives that support the Company's  Balanced Goal Card objectives. During the fiscal year each executive officer received approximately
5% of his base salary as a result of this incentive.

     The  Energy  West Long Term  Incentive  Plan was  adopted  in 1999.  It has established  a targeted  return of 50% to the  Shareholder  over the course of a three  year  period  beginning  in  fiscal  year  2000.  The Plan  requires  the achievement of both annual  earnings per share targets as well as an increase in shareholder  return before any payment  under the plan is earned.  In the Fiscal
Year ended 2001, $216,306 was earned by plan participants. This payment was made as a result of the  accomplishment  of financial  results in fiscal year 2001. A total pool of $600,000 was available for distribution to participants over the entire three year period.  The financial  targets  required by the plan were not met in fiscal  year 2002 and no  payments  under this plan were earned in fiscal year 2002 and the plan has expired according to its terms.

     In September 1999, the Company  adopted a Change of Control  Severance Plan that requires  severance payments to employees whose employment is terminated as a result of a change of control.  This plan covers executive officers as well as most other employees of the Company.  The Plan requires  payment of two weeks of base salary for every year of service with a minimum payment of three months and a maximum of one year of base salary for officers of the Company.

     In August 2000,  the Board adopted a Retention  Bonus Plan under which $1.5 million  dollars was  authorized by the Board of Directors for allocation to key employees,  including  the  named  executive  officers  who would be paid a cash incentive for continued employment if the Company became involved in a potential change of control negotiation with a third party.

Chief Executive Officer Compensation

     Compensation  for the Chief Executive  Officer is accomplished  through the same  combination of base salary,  annual incentive aware and long term plans as just  discussed  with  respect to executive  officers of the  Company,  with one exception.  When Mr. Geske served as President and Chief Executive Officer,  the
Board  instituted a Deferred  Compensation  Plan for the CEO. That plan paid Mr.
Geske certain amounts calculated by total return to the shareholder (share price appreciation  and dividend  payments).  The plan paid the incentive earned under this plan  into an escrow  account  on Mr.  Geske's  behalf.  Mr.  Geske  became eligible to receive the amount escrowed three years after it was earned.  In the fall of 2001,  Mr.  Geske  retired from his position and as part of a separation agreement  received the amounts  earned in fiscal year 2001 without  waiting the three years  required by the Plan.  The Board of Directors  also  authorized the payment of $50,000 to Mr. Geske as part of the separation agreement.

     Mr.  Bernica was promoted to President and Chief  Executive  Officer in the fall of 2001. His  compensation is determined  under the same mix of base salary and incentive  plans as are other executive  officers of the Company.  In fiscal year 2002, Mr. Bernica  received $4,299 for the achievement of his Balanced Goal
Card  objectives.  As indicated above, no payment in fiscal year 2002 was earned under either of the other two incentive plans

The foregoing report is furnished by the Compensation Committee:

     Thomas N. McGowen, Jr., Chairman; David A. Flitner, George D. Ruff

The  following  table sets forth the annual and  long-term  compensation  of the
Chief  Executive  Officer  and other  named  executive  officers  of the Company earning compensation in excess of $100,000 in the fiscal year.

                           Summary Compensation Table

---------------------------------------------------------------------------------------------------------
                                            Annual Compensation                Long Term
                                                                               Compensation
---------------------------------------------------------------------------------------------------------
Name and Principal Position                   Year       Salary         Bonus       LTIP       All Other
                                                                                  Payouts      Compensa
                                                                                               tion
-----------------------------------------   --------   ------------   --------   -----------   ----------
Larry D. Geske,  Former President & CEO         2002   $     35,497   $      0   $         0   $   50,390
-----------------------------------------   --------   ------------   --------   -----------   ----------
                                                2001        119,315     63,745       129,114       20,119
-----------------------------------------   --------   ------------   --------   -----------   ----------
                                                2000        117,122          0             0       16,854
---------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Edward Bernica, President & CEO                 2002   $    111,099   $  5,847   $         0   $   24,722
-----------------------------------------   --------   ------------   --------   -----------   ----------
                                                2001        107,458     62,201        28,841       16,921
-----------------------------------------   --------   ------------   --------   -----------   ----------
                                                2000        104,836          0             0       14,825
---------------------------------------------------------------------------------------------------------

Tim Good, VP Natural Gas Operations
                                                2002   $    100,604   $  5,030   $         0   $   21,302
-----------------------------------------   --------   ------------   --------   -----------   ----------
                                                2001         96,293     55,859        18,026       17,051
-----------------------------------------   --------   ------------   --------   -----------   ----------
                                                2000         94,041          0             0       13,807
----------------------------------------------------------------------------------------------------------

 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option /SAR Values

----------------------------------------------------------------------------------------------------------
                 Shares                   Number of Securities Underlying    Value of Unexercised
                 Acquired      Value      Unexercised Options at Fiscal      In-the-Money Options at Year
                 on Exercise   Realized   Year End ((#)                      End ($)
---------------  ------------  ---------  ------------------------------- --------------------------------
Name                (#)          ($)        Exercisable    Unexercisable      Exercisable    Unexercisable
---------------  ------------  ---------  --------------  ---------------  ----------------  -------------
Edward Bernica     5,000        $14,750        3,856            964                0                  0
---------------  ------------  ---------  --------------  ---------------  ----------------  -------------
John Allen         5,000        $15,350          -               -                 -                  -
---------------  ------------  ---------  --------------  --------------   ----------------  -------------
Larry Geske       10,000        $28,300            -              -                -                                         -
----------------------------------------------------------------------------------------------------------

Director Compensation

     The Company  paid its outside  directors  an annual  retainer of $4,000 per year,  $1,250 per Board meeting,  $450 per Committee meeting held on a different day from a full Board  meeting and $250 for each  Committee  meeting held on the same day as a full  Board  meeting.  For  Board or  Committee  meetings  held by telephone conference, the rate is one half the regular rate indicated.

     The  directors  have the option  under the Deferred  Compensation  Plan for
Directors to receive their  compensation  in the form of stock,  cash, or in the form of deferred  stock  equivalents.  In addition  to the annual  retainer  and meeting fees,  each Director may receive an annual award of Company Common Stock pursuant to the Deferred  Compensation Plan for Directors.  Incentive awards are paid in the form of  Common  Stock.  The  amount  of  Common  Stock  awarded  is determined  by an  amount  equal  to a  percentage  of  Director's  compensation equivalent to the percentage of compensation paid to the Chief Executive Officer under the Management Incentive Plan. For example, if the Chief Executive Officer is paid an incentive  under the Management  Incentive Plan of 30%, that same 30%
would be  applied to the total  compensation  paid to each  director  during the fiscal year to arrive at a dollar amount.  Those incentive dollars would then be utilized to purchase Company Common Stock on behalf of each director. Incentives associated  with  fiscal  year 2002 did not  result in the  distribution  of any shares  of  stock  since no  payout  was made to the CEO  under  the  Management
Incentive Plan.

     In addition any director  residing in the  Company's  service  territory is entitled to a 50% discount for the energy  provided in the Director's  residence by the Company. In 2002, the only director receiving this benefit was Mr. Andrew
Davidson.

Performance of the Company's Common Stock

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to shareholders  of Energy West  Incorporated  during the five year period  ended June 30,  2002,  as well as an overall  stock market index (S&P 500 Index) and the peer group index (S&P Utility Index).

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2002

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Dollars
1997
1998
1999
2000
2001
2002
Energy West Incorporated
S & P 500
S&P UTILITIES

Item 12. - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company on or about  October 1, 2002 (i) by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) by each director,  and (iii) by all executive officers and  directors as a group.  Each  beneficial  owner has sole voting and investment power unless otherwise indicated.

Name of Beneficial Owner               Number of Shares     Percent of Ownership
                                       Beneficially Owned
Ian and Nancy Davidson                        357,083 (a)           13.8%
#8 3 Street North, Great Falls MT
Andrew Davidson                                18,286                  *
David Flitner                                   5,984                  *
Thomas N. McGowen Jr                            1,692                  *
G. Montgomery Mitchell                         14,072                  *
George Ruff                                    10,261                  *
Richard Schulte                                 8,897                  *
Dean South                                      2,218                  *
Edward Bernica                                 12,788 (b)              *
Tim Good                                       23,171 (c)              *
Larry Geske                                   125,258 (d)            4.8%
All Directors and Officers as a group         282,380 (e)             11%
(14 in number)

   * Less than 1%

(a)  Shares  shown as owned by Ian  Davidson  are  owned in joint  tenancy  with rights of survivorship,  Mr. and Mrs.  Davidson have sole power to vote and to dispose of the shares.  This  information is provided in reliance on the
     Form 4 filed by Mr. Davidson dated September 4, 2002.

(b)  Amounts include 3,856 exercisable stock options to purchase Common Stock.

(c)  Amounts include 3,200 exercisable stock options to purchase Common Stock.

(d)  Shares shown as owned by Mr. Geske are those reported to the Company in the most recent Form 4 available to the Company, dated December 2001.

(e)  Includes 13,936 exercisable stock options to purchase Common Stock.

                      Equity Compensation Plan Information

--------------------------------------------------------------------------------------------------------------------------
      Plan Category             Number of Securities to be  Weighted-average               Number of securities remaining
                                issued upon exercise of     price of outstanding options,  available for future issuance
                                outstanding options,        warrants and rights.           under equity compensation plans
                                warrants and rights.                                       (excluding securities reflected
                                                                                           in column (a))
------------------------------- -------------------------- ------------------------------ --------------------------------
                                            (a)                         (b)                              (c)
------------------------------- -------------------------- ------------------------------ --------------------------------
Equity compensation plans             62,276 shares               $9.25 per share                   82,564 shares
approved by security holders
------------------------------- -------------------------- ------------------------------ --------------------------------
Equity compensation plan not              None                    Not Applicable                  Not Applicable
approved by security holders
------------------------------- -------------------------- ------------------------------ --------------------------------
TOTAL                                 62,276 shares               $9.25 per share                 82,564 shares
------------------------------- -------------------------- ------------------------------ --------------------------------

On October 12,  2001,  the  Company  issued a total of  4,332.751  shares of its
Common Stock to four members of the Company's Board of Directors in lieu of cash payments due such directors  under the Company's  Long Term Incentive  Plan. The shares were issued at a price of $11.45 per share,  or an  aggregate of $49,610.
Neither the Long Term Incentive Plan nor the issuance of shares  thereunder have been  approved by the  shareholders.  The  Company  does not  anticipate  future issuances of Stock in lieu of cash payments under the Long Term Incentive Plan.

Item 13 - Certain Relationships and Related Transactions

     There  are  no  transactions   with  management  or  others,   or  business
relationships with others,  that require disclosure under Item 404 of Regulation
S-K.

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statements included in Part II, Item 8 (these items were filed with the Company's Form 10-K filed on September 30, 2002):
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

(d)  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                ENERGY WEST INC.

                                  JUNE 30, 2002

                             Balance At    Charged to
                             Beginning of     Costs &  Write-Offs Net  Balance at
                             Period          Expenses  of Recoveries   End of Period
---------------------------  ------------  ----------  --------------  -------------
ALLOWANCE FOR UNCOLLECTABLE
ACCOUNTS

Year Ended June 30, 2000          $84,538    $104,132      $(100,671)        $87,999
Year Ended June 30, 2001          $87,999    $169,785      $(53,214)       $204,570
Year Ended June 30, 2002         $204,570     $59,506      $(109,825)       $154,251

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 25, 2002        ENERGY WEST INCORPORATED

                                  /s/ Edward J. Bernica
                                ------------------------------------------------
                                Edward J. Bernica, President and Chief Executive
                                Officer (principal executive officer)

CERTIFICATIONS

     I, Edward J. Bernica, certify that:

     1.   I have  reviewed  this amended  annual report on Form 10-K/A of Energy
West Incorporated.

     2.   Based on my knowledge, this amended annual report does not contain any untrue  statement of a material fact or omit to state a material fact  necessary to make the  statements  made,  in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this amended annual report; and

         Date:    November 25, 2002

                                            /s/ Edward J. Bernica
                                           -------------------------------------
                                           Edward J. Bernica
                                           President and Chief Executive Officer
                                           (principal executive officer)

     I, Robert B. Mease, certify that:

     1.   I have  reviewed  this amended  annual report on Form 10-K/A of Energy
West Incorporated.

     2.   Based on my knowledge, this amended annual report does not contain any untrue  statement of a material fact or omit to state a material fact  necessary to make the  statements  made,  in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this amended annual report; and

         Date:    November 25, 2002

                                            /s/ Robert B. Mease
                                           -------------------------------------
                                           Robert B. Mease
                                           Assistant Vice-President & Controller
                                           (principal financial officer)

                                  EXHIBIT INDEX

3.1      Restated Articles of Incorporation of the Company, as amended to date
         (incorporated by reference to Exhibit 3.1 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July 9, 1997).

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

10.1     Replacement Credit Agreement dated as of February 8, 2001, by and between the Company, Energy West Resources, Inc., Energy West
         Development, Inc., Energy West Propane, Inc. and Wells Fargo Bank
         Montana, National Association, successor in interest to Norwest Bank
         Great Falls, National Association (filed herewith).

10.2     Amendment dated August 30, 2001 to Replacement Credit Agreement dated as of February 8, 2001, by and between the Company, Energy West
         Resources, Inc., Energy West Development, Inc., Energy West Propane,
         Inc. and Wells Fargo Bank Montana, National Association, successor in interest to Norwest Bank Great Falls, National Association (filed herewith).

10.3     Second Amendment dated May 23, 2002 to Replacement Credit Agreement dated as of February 8, 2001, by and between the Company, Energy West
         Resources, Inc., Energy West Development, Inc., Energy West Propane,
         Inc. and Wells Fargo Bank Montana, National Association, successor in interest to Norwest Bank Great Falls, National Association (filed herewith).

10.4     Credit Agreement dated as of February 12, 1997, by and between the
         Company and First Bank Montana, National Association (incorporated by reference to Exhibit 10.5 on Form 10-K/A for the fiscal year ended June
         30, 1996, filed with the Commission on July 9, 1997).

10.5     First Amendment dated March 5, 1998 to the Credit Agreement dated as of
         February 12, 1997, by and between the Company and First Bank Montana,
         National Association (filed herewith).

10.6     Second Amendment dated March 16, 1998 to the Credit Agreement dated as of February 12, 1997, by and between the Company and First Bank
         Montana, National Association (filed herewith).

10.7     Third Amendment dated January 21, 1999 to the Credit Agreement dated as of February 12, 1997, by and between the Company and U.S. Bank National
         Association MT (f/k/a First Bank Montana, National Association) (filed herewith).

10.8     Fourth Amendment dated March 25, 1999 to the Credit Agreement dated as of February 12, 1997, by and between the Company and U.S. Bank National
         Association MT (f/k/a First Bank Montana, National Association) (filed herewith).

10.9     Fifth Amendment dated December 6, 1999 to the Credit Agreement dated as of February 12, 1997, by and between the Company and U.S. Bank National
         Association MT (f/k/a First Bank Montana, National Association) (filed herewith).

10.10    Sixth Amendment dated March 27, 2000 to the Credit Agreement dated as of February 12, 1997, by and between the Company and U.S. Bank National
         Association MT (f/k/a First Bank Montana, National Association) (filed herewith).

10.11    Seventh Amendment dated March 9, 2001 to the Credit Agreement dated as of February 12, 1997, by and between the Company and U.S. Bank National
         Association MT (f/k/a First Bank Montana, National Association) (filed herewith).

10.12    Eight Amendment dated February 19, 2002 to the Credit Agreement dated as of February 12, 1997, by and between the Company and U.S. Bank
         National Association (f/k/a U.S. Bank National Association MT and First
         Bank Montana, National Association) (filed herewith).

10.13    Delivered Gas Purchase Contract dated February 23, 1997, as amended by that Letter Amendment Amending Gas Purchase Contract dated March 9,
         1982; that Amendment to Delivered Gas Purchase Contract applicable as of March 20, 1986; that Letter Agreement dated December 18, 1986; that
         Letter Agreement dated April 12, 1988; that Letter Agreement dated
         April 28, 1992; that Letter Agreement dated March 14, 1996; that Letter
         Agreement dated April 15, 1996; a second Letter Agreement dated April
         15, 1996; that Letter dated February 18, 1997; and that Letter dated
         April 1, 1997, transmitting a Notice of Assignment effective February
         26, 1993 (incorporated by reference to Exhibit 10.6 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July
         9, 1997).

10.14    Delivered Gas Purchase Contract dated December 1, 1985, as amended by that Letter Agreement dated July 1, 1986; that Letter Agreement dated
         November 19, 1987; that Letter Agreement dated December 1, 1988; that
         Letter Agreement dated July 30, 1992; that Assignment Conveyance and
         Bill of Sale effective as of January 1, 1993; that Letter Agreement dated March 8, 1993; that Letter Agreement dated October 21, 1993; that
         Letter Agreement dated October 18, 1994; that Letter Agreement dated
         January 30, 1995; that Letter Agreement dated August 30, 1995; that
         Letter Agreement dated October 3, 1995; that Letter Agreement dated
         October 31, 1995; that Letter Agreement dated December 21, 1995; that
         Letter Agreement dated April 25, 1996; that Letter Agreement dated
         January 29, 1997; and that Letter dated April 11, 1997 (incorporated by reference to Exhibit 10.7 on Form 10-K/A for the fiscal year ended June
         30, 1996, filed with the Commission on July 9, 1997).

10.15    Natural Gas Sale and Purchase Agreement dated July 20, 1992 between
         Shell Canada Limited and the Company, as amended by that Letter
         Agreement dated August 23, 1993; that Amending Agreement effective as of November 1, 1994; and that Schedule A Incorporated Into and Forming a art of That Natural Gas Sale and Purchase Agreement, effective as of
         November 1, 1996 (incorporated by reference to Exhibit 10.8 on Form
         10-K/A for the fiscal year ended June 30, 1996, filed with the
         Commission on July 9, 1997).

10.16    Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, File
         No. 33-1672).*

10.17    1992 Stock Option Plan (incorporated by reference to Exhibit 10.10 on
         Form 10-K/A for the fiscal year ended June 30, 1996, filed with the
         Commission on July 9, 1997).*

10.18    Form of Incentive Stock Option under the 1992 Stock Option Plan
         (incorporated by reference to Exhibit 10.11 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July 9,
         1997).*

10.19    Management Incentive Plan (incorporated by reference to Exhibit 10.12 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the
         Commission on July 9, 1997).*

10.20    Energy West Incorporated Retention Bonus Plan dated September 14, 2000
         (incorporated by reference to Exhibit 10.1 on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14,
         2000).*

10.21    Separation Agreement, Release and Waiver of Claims dated October, 2001 between Energy West Incorporated and Larry D. Geske (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K
         for the fiscal year ended June 30, 2002, filed with the Commission on
         September 30, 2002).*

10.22    Energy West Long-Term Incentive Plan (incorporated by reference to
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 2002, filed with the Commission on September
         30, 2002).*

10.23    Energy West Senior Management Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 2002, filed with the Commission on September
         30, 2002).*

10.24    Energy West Incorporated Deferred Compensation Plan for Directors
         (incorporated by reference to Exhibit 10.20 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the Commission on September 30, 2002).*

21.1     Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
         June 30, 2000, filed with the Commission on September 28, 2000).

23.1     Consent of Independent Auditors - Deloitte & Touche (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K
         for the fiscal year ended June 30, 2002, filed with the Commission on
         September 30, 2002).

23.2     Consent of Independent Auditors - Ernst & Young (incorporated by reference to Exhibit 23.2 to the Company's Annual Report on Form 10-K
         for the fiscal year ended June 30, 2002, filed with the Commission on
         September 30, 2002).

99.1     Certification of Chief Executive Officer (filed herewith).

99.2     Certification of Principal Financial Officer (filed herewith).

* Represents a management contract or a compensatory plan or arrangement.

