Form 10-Q
period 2002-12-31
ENERGY WEST INC
filed 2003-02-14
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                  1 First Avenue South, Great Falls, Mt. 59401
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Yes  [X]    No  [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act).     Yes   [ ]     No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at February 11, 2003
(Common stock, $.15par value) 2,591,360 shares

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q


                                                                                             Page No.
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2002, December 31, 2001, and June 30, 2002                        1

                  Condensed Consolidated Statements of Operations -
                  three months and six months ended December 31, 2002 and 2001                   2

                  Condensed Consolidated Statements of Cash Flows -
                  six months ended December 31, 2002 and 2001                                    3

                  Notes to Condensed Consolidated Financial Statements                          4-8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                9-21

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                  21-22

         Item 4 - Controls and Procedures                                                        22

Part II   Other Information

         Item 1 - Legal Proceedings                                                              23

         Item 2 - Changes in Securities                                                          24

         Item 3 - Defaults upon Senior Securities                                                24

         Item 4 - Submission of Matters to a Vote of Security Holders                            24

         Item 5 - Other Information                                                              24

         Item 6 - Exhibits and Reports on Form 8-K                                            25-29

         Signatures

Item 1.  Financial Statements

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31        December 31           June 30
                                                                  2002               2001                2002
                                                              (Unaudited)        (Unaudited)         (Unaudited)
                                                         -------------------------------------------------------
 Current assets
   Cash and cash equivalents                               $  1,369,661         $    562,592       $    367,657
   Accounts receivable (net)                                 12,512,040           14,010,028          8,244,239
   Derivative assets                                          2,689,964            5,862,665          2,867,717
   Natural gas and propane inventories                        2,281,048            7,502,315          5,640,660
   Materials and supplies                                       514,478              654,337            593,674
   Prepayments and other                                        518,461              600,709            445,652
   Deferred tax assets                                          395,811                                 931,147
   Deferred purchase gas costs                                                     3,776,358
   Prepaid income tax payments                                1,676,502              241,416
                                                         -------------------------------------------------------

 Total current assets                                        21,957,965           33,210,420         19,090,746
                                                         -------------------------------------------------------

 Notes receivable                                                                      3,300              3,300

 Property, plant and equipment, net                          37,822,628           34,648,397         36,518,908

 Deferred charges                                             1,907,770            2,092,310          1,935,263

 Other assets                                                   292,380              367,860            320,830
                                                         -------------------------------------------------------

 Total assets                                              $ 61,980,743         $ 70,322,287       $ 57,869,047
                                                         =======================================================

 Capitalization and liabilities
 Current liabilities:
   Lines of credit                                         $ 10,642,078         $ 14,220,869       $  3,500,000
   Current portion of long term-debt                            507,147              470,000            502,072
   Accounts payable                                           7,933,012            6,039,244          7,413,693
   Income tax payable                                                                                 1,005,975
   Deferred tax liabilities                                                          233,631
   Derivative liabilities                                       412,073            6,057,940
   Refundable cost of gas purchases                             115,158                               2,024,159
   Accrued and other current liabilities                      5,117,111            5,489,248          5,453,304
                                                         -------------------------------------------------------

 Total current liabilities                                   24,726,579           32,510,932         19,899,203
                                                         -------------------------------------------------------

 Long-term liabilities:
 Deferred tax liabilities                                     4,430,306            3,937,944          4,043,038
 Deferred investment tax credits                                365,937              386,999            376,468
 Other long-term liabilities                                  2,354,254            2,161,640          1,910,571
                                                         -------------------------------------------------------
 Total                                                        7,150,497            6,486,583          6,330,077

 Long-term debt                                              15,280,750           15,776,000         15,367,424

 Stockholders' equity
     Preferred stock -- $.15 par value
           Authorized -- 1,500,000 shares
           Outstanding -- none
     Common stock
           Authorized -- 3,500,000 shares
           Outstanding -- 2,590,672 shares
           at December 31, 2002; 2,565,590
           shares at December 31, 2001;
           2,573,046 at June 30, 2002                           388,608              384,855            385,964
     Capital in excess of par value                           5,022,397            4,791,890          4,863,113
     Retained earnings                                        9,411,912           10,372,027         11,023,266
                                                         -------------------------------------------------------

       Total stockholders' equity                            14,822,917           15,548,772         16,272,343
                                                         -------------------------------------------------------
       Total capitalization                                  30,103,667           31,324,772         31,639,767
                                                         -------------------------------------------------------
     Total capitalization and liabilities                  $ 61,980,743         $ 70,322,287       $ 57,869,047
                                                         =======================================================



         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended                    Six Months Ended
                                                                        Second Quarter                      and Year-To-Date
                                                                         December 31                           December 31

                                                                     2002             2001                2002             2001
                                                                 (Unaudited)      (Unaudited)          (Unaudited)      (Unaudited)
                                                            -----------------------------------------------------------------------
Revenues:
  Natural gas operations                                        $ 9,559,804      $ 12,182,489         $ 12,615,179    $ 17,021,177
  Propane operations                                              4,001,494         2,729,164            5,331,644       3,835,400
  Gas and electric-wholesale                                     11,307,459        11,547,103           19,361,370      22,410,649
  Pipeline                                                           69,534                                153,278
                                                            -----------------------------------------------------------------------
Total revenues                                                   24,938,291        26,458,756           37,461,471      43,267,226
                                                            -----------------------------------------------------------------------
Expenses:
  Gas & propane purchased                                         9,225,480        10,951,131           11,736,590      14,970,519
  Gas and electric-wholesale                                     10,694,588        10,792,058           18,343,395      20,880,721
  Distribution, general and administrative                        3,650,973         2,496,537            6,380,567       4,781,110
  Maintenance                                                       128,057           116,458              292,608         211,699
  Depreciation and amortization                                     551,974           515,287            1,110,275       1,029,481
 Taxes other than income                                            216,026           229,917              438,578         406,315
                                                            -----------------------------------------------------------------------
Total operating expenses                                         24,467,098        25,101,388           38,302,013      42,279,845
                                                            -----------------------------------------------------------------------

Operating income (loss)                                             471,193         1,357,368             (840,542)        987,381

Non-operating income                                                 84,050            77,527              162,020         162,032

Interest expense:
  Long-term debt                                                    291,452           299,096              584,064         599,252
  Lines of credit                                                   113,972           204,243              208,460         280,921
                                                            -----------------------------------------------------------------------

Total interest expense                                              405,424           503,339              792,524         880,173
                                                            -----------------------------------------------------------------------

Income (loss) before income tax benefit                             149,819           931,556           (1,471,046)        269,240
Income tax expense (benefit)                                         29,008           309,012             (571,282)         80,042
                                                            -----------------------------------------------------------------------

Net income (loss)                                                 $ 120,811         $ 622,544           $ (899,764)      $ 189,198
                                                            =======================================================================

Earnings (loss) per common share:
Basic and diluted earnings (loss) per common share                $    0.05         $    0.25           $    (0.35)      $    0.07


Weighted average common shares outstanding:
Basic                                                             2,579,948         2,528,572            2,579,948       2,528,572
Diluted                                                           2,579,948         2,538,707            2,579,948       2,538,707


         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        Six Months Ended
                                                                                                           December 31

                                                                                                      2002              2001
                                                                                                  (Unaudited)        (Unaudited)
                                                                                                --------------------------------
Cash flow from operating activities:
      Net income (loss)                                                                         $   (899,764)       $   189,198
    Adjustment to reconcile net income (loss) to net cash flows used in operating activities
      Depreciation and amortization, including deferred charges and
         financing costs                                                                           1,159,980          1,124,509
      Gain on sale of property, plant & equipment                                                                       (25,420)
      Deferred gain on sale of assets                                                                (11,814)           (11,814)
      Investment tax credit - net                                                                    (10,531)           (10,531)
      Deferred income taxes - net                                                                    922,604           (295,243)
      Change in operating assets and liabilities
        Accounts receivable - net                                                                 (4,267,801)        (3,678,625)
        Derivative assets                                                                            177,753         (2,417,804)
        Natural gas and propane inventories                                                        3,359,612         (2,734,769)
        Prepayments and other                                                                        (72,809)          (199,567)
        Recoverable/refundable cost of gas purchases                                              (1,909,001)         3,047,862
        Accounts payable                                                                          (1,480,681)        (3,265,876)
        Derivative liabilities                                                                       412,073          2,136,586
        Other assets and liabilities                                                                (374,587)          (837,202)
                                                                                                --------------------------------

       Net cash used in operating activities                                                      (2,994,966)        (6,978,696)

Cash flow used in investing activities:
      Construction expenditures                                                                   (2,442,498)        (2,684,962)
      Proceeds from sale of property, plant & equipment                                                                  41,468
      Collection of long-term notes receivable                                                         3,300            134,627
      Customer advances for construction                                                              22,460
      Proceeds from (repayments of) contributions in aid of constructions                             20,948             (1,854)
                                                                                                --------------------------------

      Net cash used in investing activities                                                       (2,395,790)        (2,510,721)

Cash flow from financing activities:
      Repayment of long-term debt                                                                    (81,599)          (100,000)
      Proceeds from lines of credit                                                               22,154,697         30,761,025
      Repayment of lines of credit                                                               (15,012,619)       (20,326,145)
      Sale of common stock                                                                                               91,575
      Dividends on common stock                                                                     (667,719)          (595,113)
                                                                                                --------------------------------

        Net cash provided by financing activities                                                  6,392,760          9,831,342
                                                                                                --------------------------------

        Net increase in cash and cash equivalents                                                  1,002,004            341,925

Cash and cash equivalents at beginning of year                                                       367,657            220,667
                                                                                                --------------------------------

Cash and cash equivalents at end of period                                                      $  1,369,661        $   562,592
                                                                                                ================================





         The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 2002

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Energy West Incorporated (the Company) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

      The Company's reporting segments are: Natural Gas Operations, Propane Operations, Energy Marketing and Wholesale Operations and Pipeline Operations. To reflect recent management and business changes, the Company realigned its reporting segments effective July 1, 2002. The Company's wholly owned subsidiary, Energy West Development, Inc. (EWD), owns a renovated pipeline located in Wyoming and Montana. An application is pending with the Federal Energy Regulatory Commission (FERC) seeking approval for EWD to begin operations of this pipeline as a transmission pipeline. The revenue and expenses associated with this transmission pipeline will be included in the "Pipeline Operations" segment for financial reporting purposes. EWD also owns a gathering system pipeline in Wyoming. The revenue and expenses associated with this gathering system pipeline were reported as part of the "Energy Marketing and Wholesale Operations" segment for periods prior to fiscal 2003. Beginning with fiscal 2003, such revenue and expenses are reported as part of the "Pipeline Operations" segment. Also beginning with fiscal 2003, the operations of a regulated propane distribution system located in Cascade, Montana is reported as part of the "Natural Gas Operations" segment. The Cascade, Montana system was reported as part of the Company's "Propane Operations" segment prior to fiscal 2003. Segment information for prior periods has been restated to reflect the realignment of the Company's reporting segments.


NOTE 2 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

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

         General--From time to time the Company or its subsidiaries may use financial derivative contracts to mitigate the risk of commodity price volatility related to firm commitments to purchase and sell natural gas or electricity. The Company may use such arrangements to protect its profit margin on future obligations to deliver quantities of a commodity at a fixed price. Conversely, such arrangements may be used to hedge against future market price declines where the Company or a subsidiary enters into an obligation to purchase a commodity at a fixed price in the future. The Company accounts for such financial instruments in accordance with Statement of Financial Accounting Standard (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

      In accordance with SFAS 133, contracts that do not qualify as normal purchase and sale contracts must be reflected in the Company's financial statements at fair value, determined as of the date of the balance sheet. This accounting treatment is also referred to as "mark-to-market" accounting. Mark-to-market accounting treatment can result in a disparity between reported earnings and realized cash flow, because changes in the value of the financial instrument are reported as income or loss even though no cash payment may have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts, and their hedges, is realized over the life of the contract.

      Quoted market prices for natural gas derivative contracts of the Company or its subsidiaries generally are not available. Therefore, to determine the fair value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and historical pricing information.

      During the third quarter of fiscal 2002, Energy West Resources, Inc. (EWR) terminated its existing derivative contracts with Enron Canada Corporation
(ECC), a subsidiary of Enron Corp. Most of these contracts were commodity swaps that EWR had entered into to mitigate the effects of fluctuations in the market price of natural gas. The derivative contracts with ECC were entered into at various times in order to lock in margins on certain contracts under which EWR had commitments to other parties to sell natural gas at fixed prices (the "Future Supply Agreements"). EWR made the decision to terminate these ECC contracts because of concerns relating to the bankruptcy of Enron Corp. At the date of termination, the market price of natural gas was substantially lower than the price had been when EWR entered into the contracts, resulting in a net amount due from EWR to ECC of approximately $5,400,000. EWR paid this amount to ECC upon the termination of the contracts, and thereby discharged the liability related to the contracts. The costs related to such termination were reflected in the Company's consolidated statement of income as adjustments to gas purchased for the fiscal year ended June 30, 2002.

      At the time the Company terminated the ECC derivative contracts, the Company entered into new gas purchase contracts (the "Future Purchase Agreements") at prices much lower than those provided for under the ECC contracts. The Future Purchase Agreements and the Future Supply Agreements continue to be valued on a mark-to market basis. As of December 31, 2002, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                                                Assets             Liabilities
                                                                              -----------          -----------
      Contracts maturing during fiscal 2003:                                  $   447,068          $  103,836
      Contracts maturing during fiscal 2004 and 2005:                           1,445,714             126,565
      Contracts maturing during 2006 and 2007:                                    615,789              84,002
      Contracts maturing from fiscal 2008 and beyond:                             181,393              97,670
                                                                              -----------          ----------
           Total                                                              $ 2,689,964          $  412,073

      During the first six months of fiscal 2003, the Company did not enter into any new contracts that would be accounted for using mark-to-market accounting under SFAS 133.

      Natural Gas Operations--In the case of the Company's regulated divisions, gains or losses resulting from the derivative contracts are subject to deferral under regulatory procedures approved by the public service regulatory commissions of the States of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS 71, Accounting for the Effects of Certain Types of Regulation.

NOTE 3 -- INCOME TAXES

      Income tax benefit differs from the amount computed by applying the federal statutory rate to pre-tax income (loss) as demonstrated in the following table:

                                                                    Three Months Ended            Six Months Ended
                                                                         December 31                 December 31
                                                                   --------------------      ------------------------
                                                                     2002        2001           2002            2001
                                                                   -------     --------      ---------        -------
Income tax expense (benefit) at statutory rates - 34%......        $51,899     $316,729      ($497,734)       $91,542
State tax expense (benefit), net of federal tax benefit....             33       21,789        (37,382)           871
Amortization of deferred investment tax credits............         (5,265)      (5,265)       (10,531)       (10,532)
Other......................................................        (17,659)     (24,241)       (25,635)        (1,839)
                                                                   -------     --------      ---------        -------
Total income tax expense (benefit).........................        $29,008     $309,012      ($571,282)       $80,042


NOTE 4 -- CONTINGENCIES

ENVIRONMENTAL CONTINGENCY

         The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as an office facility for Company field personnel and storage location for certain equipment and materials. The coal gasification process utilized in the plant resulted in the production of certain by-products, which have been classified by the federal government and the State of Montana as hazardous to the environment.

         Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission of a proposed remediation plan to the Montana Department of Environmental Quality (MDEQ) in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999 the Company received final approval from the MDEQ for its plan for remediation of soil contaminants. The Company has completed its remediation of soil contaminants and in April of 2002 received a closure letter from MDEQ approving the completion of such remediation program. The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants.

         As of December 31, 2002, the costs incurred by the Company in evaluating and beginning the remediation have totaled approximately $1,964,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission (MPSC) allowing for the recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 2002, the recovery mechanism had generated approximately $1,393,000. The Company expects to recover the full amount expended through the surcharge. The MPSC's decision calls for ongoing review by the MPSC of any costs incurred. The Company will submit a report for review by the MPSC when the water contaminants remediation plan is approved by the MDEQ. Future costs are not estimable at this time.

LEGAL PROCEEDINGS

         EWR currently is involved in a lawsuit with PPL Montana, LLC (PPLM) which is pending in the United States District Court for the District of Montana. The lawsuit was filed on July 2, 2001, and involves a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). EWR received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM under the Contract. PPLM claims that, as a result of EWR's scheduling under the Contract, PPLM was deprived of the fair market value of energy which PPLM contends it could have subsequently sold. PPLM estimates the fair market value of the excess energy scheduled by EWR to be approximately $18.0 million. EWR denies that it breached the Contract, and contends that, in any event, PPLM did not sustain any damages. Trial in the case began in December, 2002, and the court is expected shortly to issue a ruling on liability. If the court rules that EWR breached the Contract, additional trial proceedings would be required to determine the amount of damages, if any, that PPLM is entitled to recover from EWR. Any final order of the court will be subject to appeal by the non-prevailing party. The Company believes that it has established adequate reserves with respect to the litigation with PPLM; however, there can be no assurance that any liability will not exceed such reserves. A liability in excess of the recorded reserves could have a material adverse effect on the Company and its financial condition.

         By letter dated August 30, 2002, the Montana Department of Revenue
(DOR) notified the Company that the DOR's property tax audit of the Company for the period January 1, 1997 through and including December 31, 2001 had concluded. The notification stated that the DOR had determined that the Company had willfully under-reported its personal property and that additional property taxes and penalties should be assessed. The Company estimates that if the additional assessment stands, it would owe approximately $3.9 million in additional property taxes and penalties. The Company believes it has valid defenses to the assessment of tax and penalties and plans to vigorously contest the proposed assessment.

         In the event that any tax deficiency related to the DOR assessment is imposed on the Company, the Company will seek to recover the portion of such deficiency related to regulated property through the rate making process with the MPSC. No assurance can be given as to whether the Company will recover all or part of such deficiency, and any related interest charges, through rates. The Company does not anticipate that any penalty would be recoverable through rates. Because of the uncertainties related to the DOR notification, the Company has not been able to determine a range of potential losses; accordingly, no reserve has been recorded. An adverse outcome in the matter, including the imposition of penalties or failure of the Company to obtain relief through the rate making process, could have a material adverse effect on the Company and its financial condition.

         In addition to the legal proceedings discussed above, from time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business none of which the Company believes is material to the Company's business or financial condition. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.



7

NOTE 5 -- OPERATIONS BY LINE OF BUSINESS

                                             Three Months Ended                            Six Months Ended
                                                 December 31                                  December 31
                                     ----------------------------------        -----------------------------------
                                             2002            2001                       2002              2001
Gross Margin (Operating
Revenue Less Gas and Power
Purchased):
Natural Gas Operations                    $3,014,314        $2,822,674               $4,453,791        $4,298,819
Propane Operations                         1,321,504         1,137,848                1,756,442         1,587,239
Energy Marketing &
     Wholesale                               612,871           755,045                1,017,975         1,529,928
Pipeline Operations                           69,534                                    153,278
                                     ----------------------------------        -----------------------------------
                                          $5,018,223        $4,715,567               $7,381,486        $7,415,986
                                     ----------------------------------        -----------------------------------

Operating Income (Loss):
Natural Gas Operations                      $830,834          $779,109                 $126,863          $421,705
Propane Operations                           419,293           223,485                  (8,227)         (142,138)
Energy Marketing &
    Wholesale                              (791,800)           355,233              (1,022,795)           709,071
Pipeline Operations                           12,866             (459)                   63,617           (1,257)
                                     ----------------------------------        -----------------------------------
                                            $471,193        $1,357,368               ($840,542)          $987,381
                                     ----------------------------------        -----------------------------------

Net Income (Loss):
Natural Gas Operations                      $386,738          $342,899               ($231,192)          ($6,098)
Propane Operations                           230,317            89,503                 (43,708)         (179,139)
Energy Marketing &
     Wholesale                             (504,176)           191,575                (663,471)           376,768
Pipeline Operations                            7,932           (1,433)                   38,607           (2,333)
                                     ----------------------------------        -----------------------------------
                                            $120,811          $622,544               ($899,764)          $189,198
                                     ----------------------------------        -----------------------------------


NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 establishes accounting and reporting standards for business combinations. SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain other intangibles. The Company adopted the provisions of SFAS 142 on July 1, 2002. Management has determined that there is no current impact of SFAS 141 or 142 on the financial statements of the Company.

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and recorded as liabilities. The Company adopted this statement effective July 1, 2002, and has recorded an estimated asset retirement obligation on its Condensed Consolidated Balance Sheet in "Other long-term liabilities", and in "Property, plant and equipment". The asset retirement obligation of $363,750 represents the Company's estimated future liability as of December 31, 2002, to plug and abandon existing oil and gas wells owned by EWR. EWR will depreciate the asset amount and increase the liability over the estimated useful life of these assets. EWR purchased these wells in the fourth quarter of fiscal year 2002, and the cumulative affect of adopting this statement was not material. In the future, the Company may have other asset retirement obligations arising from its business operations. The majority of the Company's assets consist of transmission and distribution assets and have indeterminate useful lives, therefore, potential liabilities cannot be estimated at this time.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The Company adopted SFAS 144 on July 1, 2002. Management has determined there is no current impact of SFAS 144 on the consolidated financial statements of the Company.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted SFAS 145 on July 1, 2002, and has determined there is no current impact of SFAS 145 on the consolidated financial statements of the Company.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entities commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management has not determined the impact, if any, that SFAS 146 will have on consolidated financial statements of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions and statements regarding operating capital requirements and similar statements that are not historical are forward looking statements that involve risks and uncertainties. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

         Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: (i) fluctuations in energy commodity prices, including prices for fuel and purchased power, (ii) the impact of state and federal laws and regulations, (iii) the possibility that regulators may not permit the Company to pass through all such increased costs to customers, (iv) fluctuations in wholesale margins due to uncertainty in the wholesale propane and power markets, (v) costs and expenses of, and uncertainties relating to, pending litigation and other disputes, particularly the litigation with PPLM and the property tax dispute with the DOR, and (vi) other factors discussed herein, including items under the heading "Risk Factors."

         Any such forward looking statement is qualified by reference to these risk factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

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

         EWR conducts marketing and distribution activities involving the sale of natural gas and electricity mainly in Montana and Wyoming. EWR also owns certain producing natural gas reserves in northcentral Montana.

CASH FLOW ANALYSIS

         For the six months ended December 31, 2002, the Company, and its subsidiaries, used $2,995,000 of cash in its operating activities compared to $6,979,000 for the six months ended December 31, 2001. This decrease in cash used of $3,984,000 was primarily due to reductions in natural gas and propane inventory balance of $6,094,000, a change in the Company's market receivable and liability balances of $871,000, an increase in deferred tax liability related to recovery of gas costs of $1,218,000, an increase in accounts payable balance of $1,786,000 and a decrease in other miscellaneous cash paid out of $651,000.

         Offsetting these amounts was a reduction in net income of $1,089,000 a reduction in recoverable gas collections of $4,957,000, and a reduction in collections on account receivable of $590,000.

         Cash used in investing activities was $2,396,000 for the six months ended December 31, 2002, compared to $2,511,000 for the six months ended December 31, 2001. This decrease of $115,000 was due to a reduction in construction expenditures of $243,000 offset by a reduction in long term and other miscellaneous receivable balances of $128,000.

         Cash provided by financing activities was $6,393,000 for the six months ended December 31, 2002, compared to $9,831,000 for the six months ended December 31, 2001. This decrease of $3,438,000 was due primarily to a reduction in short-term borrowing requirements as a result of less cash used in operations.

         Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company and its operating subsidiaries and to meet the Company's administrative needs. The Company's capital expenditures are expected to be approximately $3,300,000 in fiscal year 2003. These capital expenditures are expected to be generally for routine system expansion and operating needs. The Company continues to evaluate opportunities to expand its existing business and continues to evaluate new business opportunities, which could result in additional capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Special Factors Affecting Cash Flow

         The Company's liquidity is subject to certain factors affecting utilities and suppliers of energy, including government regulation and the seasonal effects of weather. These factors can significantly affect the Company's cash flow.

         The Company's utility operations are subject to regulation by the Montana Public Service Commission (MPSC), the Wyoming Public Service Commission (WYPSC), and the Arizona Corporation Commission (ACC). This regulation plays a significant role in determining the Company's return on its regulated operations. The various commissions approve rates that provide an opportunity to earn a specified rate of return on investment. The Company's tariffs allow the cost of gas to be passed through to customers. The pass-through may cause some delay, however, between the time that the gas cost are incurred by the Company and the time that the Company recovers such costs from customers, which can adversely, or positively, affect the Company's cash flow in the event of increases in gas costs.

         The business of the Company and its subsidiaries in all reporting segments is temperature-sensitive. In any given period, sales volumes reflect the impact of weather, in addition to other factors, with colder temperatures generally resulting in increased sales by the Company. The Company anticipates that this sensitivity to seasonal and other weather conditions will continue to have significant effects on the Company's sales volumes in future periods.

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

         At December 31, 2002, the Company had $26,000,000 in bank lines of credit, of which $10,642,000 had been borrowed, and the Company had open letters of credit totaling $4,450,000 related to electric and gas purchase contracts. Based on the amount of borrowings and outstanding letters of credit, at December 31, 2002, the Company had total remaining borrowing capacity of $10,908,000 under its bank lines of credit.

         In addition to its bank lines of credit, the Company has outstanding certain notes and industrial development revenue obligations. The total amount of such obligations was $15,788,000 and $16,246,000 as of December 31, 2002 and December 31, 2001, respectively. Under the terms of the long term debt obligations, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, senior indebtedness, and asset sales, and the Company is required to maintain certain financial debt and interest ratios.

         An adverse outcome in the litigation with PPL Montana, LLC (PPLM) or in the tax dispute with the Montana Department of Revenue DOR could have a material adverse effect on the Company's consolidated financial statements. See "Part II,
Item 1 -- Legal Proceedings."

RISK FACTORS

         The major factors which affect the Company's future results include general and regional economic conditions, weather, customer retention and growth, the ability to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, and continued access to capital markets. In addition, changes in the competitive environment, particularly related to the Company's propane and energy marketing segments, could have a significant impact on the performance of the Company.

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

          The Company's regulated natural gas and propane vapor operations follow SFAS 71 "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). If the Company's natural gas and propane vapor operations were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS 71.

         In addition to the factors discussed above, the following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

     o Fluctuating energy commodity prices, including prices for fuel and purchased power;

     o The possibility that regulators may not permit the Company to pass through all such increased costs to customers;

     o Fluctuations in wholesale margins due to uncertainty in the wholesale propane and power markets;

     o Changes in general economic conditions in the United States and changes in the industries in which the Company conducts business;

     o Changes in federal or state laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations;

     o The impact of FERC and state public service commission statutes and regulations, including allowed rates of return, the pace of deregulation in retail natural gas and electricity markets, and the resolution of other regulatory matters;

     o The ability of the Company and its subsidiaries to obtain governmental and regulatory approval of various expansion or other projects;

     o The costs and effects (including the possibility of adverse outcomes) of legal and administrative claims and proceedings against the Company or its subsidiaries, particularly the litigation with PPLM and the property tax dispute with the DOR;

     o Conditions of the capital markets the Company utilizes to access capital to finance operations;

     o    The ability to raise capital in a cost-effective way;

     o    The effect of changes in accounting policies, if any;

     o    The ability to manage growth of the Company;

     o    The ability to control costs;

     o The ability of each business unit to successfully implement key systems, such as service delivery systems;

     o The ability of the Company and its subsidiaries to develop expanded markets and product offerings as well as their ability to maintain existing markets;

     o The ability of customers of the energy marketing and trading business to obtain financing for various projects;

     o The ability of customers of the energy marketing and trading business to obtain governmental and regulatory approval of various projects;

     o Future utilization of pipeline capacity, which can depend on energy prices, competition from alternative fuels, the general level of natural gas and propane demand, decisions by customers not to renew expiring natural gas, electricity or propane contracts, and weather conditions; and

     o Global and domestic economic repercussions from terrorist activities and the government's response thereto.

ENERGY WEST INCORPORATED AND SUBSIDIARIES
DECEMBER 31, 2002

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS

         The Company's net income for the second quarter ended December 31, 2002 was $121,000 compared to $623,000 for the second quarter ended December 31, 2001. The decrease in earnings of $502,000 was due to an increase in general and administration expenses primarily caused by an increase in legal expenses related to the PPLM litigation.

         Gross margin, which is defined as operating revenue less gas purchased, increased $302,000, from $4,716,000 in the second quarter of fiscal 2002 to $5,018,000 in the second quarter of fiscal 2003. The majority of this increase was due to increased margins from the Company's natural gas operations of $191,000 due to colder temperatures, increased margins of $184,000 from the Company's propane segment resulting from increased volumes related to the wholesale and retail propane operations, and an increase in margins from the recently purchased production properties of $118,000, and an increase in margins from the pipeline operations of $70,000. Offsetting these increases in margins was a reduction in margins from the Company's marketing and wholesale activities of $261,000 due to lower sales of wholesale natural gas and electricity.

         Distribution, general and administrative expenses increased by $1,154,000 in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 primarily due to increased legal expenses related to the PPLM litigation (See "Part II, Item 1 -- Legal Proceedings"), operating expenses associated with the recently developed pipeline operations and the timing of certain expenses in the natural gas operations.

         Depreciation expense increased by $37,000 during the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 due to the addition of various pipeline facilities, depletion of the recently purchased production properties, and other new capital projects completed during the year.

         Interest expense decreased by $98,000 during the second quarter of fiscal year 2003 compared to the second quarter of fiscal year 2002 due to reduced corporate borrowings.


SIX MONTHS RESULTS OF CONSOLIDATED OPERATIONS

         The Company's net loss for the six months ended December 31, 2002 was approximately $900,000 compared to net income of $189,000 for the six months ended December 31, 2001, a decrease of $1,089,000. This decrease in net income was primarily due to an increase in distribution, general and administration expenses.

         Distribution, general and administrative expenses increased from $4,781,000 for the six months ended December 31, 2001, to $6,380,000 for the period ended December 31, 2002. This increase of $1,599,000 is due to increased legal expenses related to the PPLM litigation, increased expenses related to recently acquired production properties, increased liability insurance expense due to higher premiums, and an increase in personnel costs and related employee benefits expense. Of these factors, the costs of the PPLM litigation were approximately $1,075,000 in the first six months of fiscal 2003 compared with approximately $145,000 during the first six months of fiscal 2002, an increase of $930,000.

         Maintenance expense increased from $212,000 for the first six months of fiscal year 2002, to $293,000 for the first six months of fiscal year 2003. This increase of $81,000 is due primarily to increased expenses of maintaining the natural gas facilities in both Montana and Wyoming.

         Depreciation expense increased by $81,000 during the first six months of fiscal 2003 compared to the first six months of fiscal year 2002 due to the addition of various pipeline facilities, the depletion of EWR's production properties, and other new capital projects completed during the year.

         Interest expenses were lower by $87,000 during the first six months of fiscal year 2003, reducing from $880,000 in fiscal 2002 to $793,000 for the same period in fiscal year 2003. This reduction was due primarily to reduced borrowings during the six month period.

         Income tax expense reduced from $80,000 for the six month period ending December 31, 2001, to an income tax benefit of $571,000 for the six month period ending December 31, 2002. This reduction in income tax expense of $651,000 is due to the Company's reduced pre-tax income for the six month period ended December 31, 2002.


RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                                                    Three Months Ended                              Six Months Ended
                                                        December 31                                    December 31
                                          -------------------------------------        ------------------------------------

                                                    2002               2001                      2002              2001
Natural Gas Revenue                              $9,559,804        $12,182,489                $12,615,179      $17,021,177
Natural Gas Purchased                             6,545,490          9,359,815                  8,161,388       12,722,358
                                          ------------------ ------------------        ------------------- ----------------
Gross Margin                                      3,014,314          2,822,674                  4,453,791        4,298,819
Operating Expenses                                2,183,480          2,043,565                  4,326,928        3,877,114
                                          ------------------ ------------------        ------------------- ----------------
Operating Income                                    830,834            779,109                    126,863          421,705
Other Income                                         18,404             47,788                     47,065           94,561
Interest Expense                                    250,695            339,735                    513,169          569,870
Income Tax Expense (Benefit)                        211,805            144,263                  (108,049)         (47,506)
                                          ------------------ ------------------        ------------------- ----------------

Net Natural Gas Income (Loss)                      $386,738           $342,899                 ($231,192)         ($6,098)
                                          ------------------ ------------------        ------------------- ----------------


QUARTERLY RESULTS FOR NATURAL GAS OPERATIONS

         The Natural Gas Operations segment's net income for the second quarter ended December 31, 2002 was $387,000 compared to net income of $343,000 for the period ended December 31, 2001. This increase in net income of $44,000 was primarily due to increased margins resulting from colder temperatures then the previous year, a general rate increase in the Montana operations and a reduction in interest expense. These increases were partially offset by an increase in operating expenses, a reduction in other income and an increase in income tax expense.

Operating Revenues

         The Natural Gas Operations segment's revenues for the second quarter of fiscal 2003 were $9,560,000 compared to $12,182,000 for the second quarter of fiscal 2002, a decrease of $2,622,000. The decrease was due primarily to the elimination of the surcharge approved by the MPSC in March of 2001 for the recovery of increased gas costs that had been incurred prior to that period. The increased gas costs was fully recovered by June 2002, thus the elimination of the surcharge.

Gross Margin

         The Natural Gas Operations segment's gross margin increased from $2,823,000 for the second quarter ended December 31, 2001, to $3,014,000 for the second quarter ended December 31, 2002. This increase of $191,000 was due to colder temperatures affecting our Montana and Wyoming locations and a general rate increase, approved by the MPSC, in the Montana operations.

Operating Expenses

         The Natural Gas Operations segment's operating expenses were $2,183,000 for the second quarter of fiscal 2003 compared to $2,044,000 for the corresponding period in fiscal 2002. The increase in operating expenses of $139,000 is due primarily to an increase in number of personnel, increased property taxes, an increase in general liability insurance expense as a result of increased premiums, increases in employee benefit costs and increased expenses associated with maintaining the natural gas facilities in Montana and Wyoming.

Interest Expense

         Interest charges allocable to the Company's Natural Gas Operations segment were $251,000 for the second quarter of fiscal 2003, compared to $340,000 in the comparable period in fiscal 2002. This decrease of $89,000 is due mainly to a reduction in overall corporate borrowings.

 Income Taxes

         Income tax expense increased from $144,000 for the second quarter of fiscal 2002 to $212,000 for the second quarter of fiscal 2003. The increase in income tax expense is due to higher taxable income experienced during the second quarter.


SIX MONTHS RESULTS FOR NATURAL GAS OPERATIONS

Operating Revenues

         The Natural Gas Operations segment's revenues for the six months ended December 31, 2002 was $12,615,000 compared to $17,021,000 for the period ending December 31, 2001. The decrease of $4,406,000 was due primarily to the elimination of the surcharge approved by the MPSC in March of 2001 for the recovery of increased gas costs that had been incurred prior to the approval date in March of 2001. The increased gas costs was fully recovered by June 2002, and the surcharge was eliminated.

Gross Margin

         The Natural Gas Operations segment's gross margin increased from $4,299,000 for the six month period ended December 31, 2001, to $4,454,000 for the six month period ended December 31, 2002. This increase of $155,000 was due to colder temperatures affecting our Montana and Wyoming locations.

Operating Expenses

         The Natural Gas Operations segment's operating expenses were $4,327,000 for the six months ended December 31, 2002, compared with $3,877,000 for the period ending December 31, 2001. The increase in operating expenses of $450,000 was due primarily to an increase in number of personnel, increased overtime related to company maintenance projects and computer system upgrades, increased property taxes, an increase in general liability insurance expense due to increased premiums, increases in employee benefit costs and increased expenses associated with maintaining the natural gas facilities in Montana and Wyoming.

Interest Expense

         Interest expense decreased from $570,000 in the first six months of fiscal year 2002, to $513,000 for the first six months of fiscal year 2003. This decrease of $57,000 is due primarily to reduced corporate borrowings.

Income Taxes

         Income tax benefits have increased from $48,000 for the six months ended December 31, 2001, to $108,000 for the six months ended December 31, 2002. The increase in income tax benefits is due to the reduction in pre-tax income for the Natural Gas Operations segment for the six month period.

RESULTS OF THE COMPANY'S PROPANE OPERATIONS


                                                   Three Months Ended                            Six Months Ended
                                                       December 31                                  December 31
                                          ------------------------------------          ----------------------------------
                                                2002                   2001                       2002             2001
Propane Revenue                              $4,001,494             $2,729,164                 $5,331,644       $3,835,400
Propane Purchased                             2,679,990              1,591,316                  3,575,202        2,248,161
                                          --------------         --------------             -------------     ------------
Gross Margin                                  1,321,504              1,137,848                  1,756,442        1,587,239
Operating Expenses                              902,211                914,363                  1,764,669        1,729,377
                                          --------------         --------------             --------------    -------------
Operating Income (Loss)                         419,293                223,485                     (8,227)        (142,138)
Other Income                                     60,647                 36,383                    108,436           69,147
Interest Expense                                 96,220                123,759                    193,177          215,771
Income Tax Expense (Benefit)                    153,403                 46,606                    (49,260)        (109,623)
                                          --------------         --------------             --------------    -------------

Net Propane Income (Loss)                      $230,317                $89,503                   ($43,708)       ($179,139)
                                          --------------         --------------             --------------    -------------



QUARTERLY RESULTS FOR PROPANE OPERATIONS

Operating Revenues and Gross Margin

         The Propane Operations segment's revenues for the second quarter of fiscal 2003 were $4,001,000 compared to $2,729,000 for the second quarter of fiscal 2002, an increase of $1,272,000. The increase was due mainly to increased sales prices in the Company's regulated utility operations in Arizona and increased sales volumes in the Rocky Mountain Fuel wholesale operations. Gross margins increased by approximately $184,000 due to the increase in sales volumes related to both the regulated utility and the wholesale operations.

Operating Expenses

         The Propane Operations segment's operating expenses were $902,000 for the second quarter of fiscal 2003 as compared to $914,000 during the same period in fiscal 2002. The $12,000 decrease in the period was due primarily to a reduction in corporate overhead expense allocations.

Interest Expense

         Interest charges allocable to the Company's Propane Operations segment were $96,000 for the second quarter of fiscal 2003, compared to $124,000 in the comparable period in fiscal 2002. This decrease of $28,000 is due mainly to a reduction in overall corporate borrowings.

Income Taxes

         Income taxes increased from $47,000 in the second quarter of fiscal 2002 to $153,000 for the second quarter of fiscal 2003. The increase in income tax expense is due to higher taxable income experienced during the second quarter.

SIX MONTHS RESULTS FOR PROPANE OPERATIONS

Operating Revenues and Gross Margin

         Propane revenues for the first six months of fiscal 2003 were approximately $5,332,000 compared to approximately $3,835,000 for the first six months of fiscal 2002, an increase of $1,497,000. This increase is due to increased sales prices and volumes in the Arizona regulated operations and an increase in sales volumes in the Rocky Mountain Fuel wholesale operations. Gross margin for the first six months of fiscal year 2003 increased by $169,000 primarily due to increased pricing and volumes related to both the regulated utility and wholesale operations.

Operating Expenses

         Operating expenses for the first six months of fiscal 2003 were $1,765,000 compared to $1,729,000 for the first six months of fiscal 2002. This increase of $36,000 is due primarily to increased general and administration expenses partially offset by a reduction in general corporate overhead allocations.

Interest Expense

         Interest expense has decreased from $216,000 in the first six months of fiscal year 2002, to $193,000 for the first six months of fiscal year 2003. This decrease of $23,000 is due primarily to reduced corporate borrowings.

Income Taxes

         State and federal income tax benefits were approximately $110,000 for the first six months of fiscal 2002 as compared to approximately $49,000 for the first six months of fiscal 2003 due to lower pre tax loss from the Propane Operations segment.



RESULTS OF THE ENERGY MARKETING AND WHOLESALE OPERATIONS


                                                   Three Months Ended                             Six Months Ended
                                                       December 31                                   December 31
                                          -------------------------------------        ------------------------------------
                                                   2002                 2001                      2002             2001
Marketing Revenue                               $11,307,459        $11,547,103                $19,361,370      $22,410,649
Purchases                                        10,694,588         10,792,058                 18,343,395       20,880,721
                                          ------------------ ------------------        ------------------- ----------------
Gross Margin                                        612,871            755,045                  1,017,975        1,529,928
Operating Expenses                                1,404,671            399,812                  2,040,770          820,857
                                          ------------------ ------------------        ------------------- ----------------
Operating  Income (Loss)                           (791,800)           355,233                 (1,022,795)         709,071
Other Income (Expense)                                4,050             (5,702)                     5,570           (1,438)
Interest Expense                                     57,614             38,972                     84,509           92,325
Income Tax Expense (Benefit)                       (341,188)           118,984                   (438,263)         238,540
                                          ------------------ ------------------        ------------------- ----------------

Net Marketing Income (Loss)                       ($504,176)          $191,575                  ($663,471)        $376,768
                                          ------------------ ------------------        ------------------- ----------------

QUARTERLY RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

Gross Margin

         EWR's energy marketing and wholesale operations experienced a reduction in gross margin of $142,000 during the second quarter of fiscal 2003 compared to the same period in fiscal 2002. This decrease was due primarily to reductions in both electricity and natural gas margins resulting from lower sales volumes which was partially offset by an increase in margins from natural gas production properties.

Operating Expenses

         Operating expenses for EWR's energy marketing and wholesale operations were $1,405,000 for the second quarter of fiscal 2003 as compared to $400,000 for the same period in fiscal 2002. The increase in operating expenses of $1,005,000 was due primarily to increased legal costs as a result of the PPLM litigation, and operating expenses associated with newly acquired natural gas production properties.

Interest Expense

         Interest charges for the second quarter of fiscal 2003 increased by $18,000 from $39,000 in the second quarter of fiscal 2002 to $57,000 in the second quarter of fiscal 2003. This increase was due to allocation of a greater portion of Company debt to EWR due to an increase in EWR's total asset base.

Income Taxes

         State and federal income tax expense of EWR's energy marketing and wholesale operations decreased from $119,000 for the second quarter of fiscal 2002 to an income tax benefit of $341,000 in the second quarter of fiscal 2003, due to a reduction in pre-tax income from the energy marketing and wholesale operations.

SIX MONTHS RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

Gross Margin

         EWR's energy marketing and wholesale operations gross margin decreased from $1,530,000 for the six months ended December 31, 2001 to $1,018,000 for the six months ended December 31, 2002. This decrease of $512,000, was due to decreased gross margins from the sale of natural gas and electricity of approximately $792,000 partially offset by increased margins from the natural gas production properties of $280,000.

Operating Expenses

         Operating expenses for the energy marketing and wholesale operations were approximately $2,041,000 for the six months ended December 31, 2002 compared to approximately $821,000 for the period ending December 31, 2001. The increase of approximately $1,220,000 is due primarily to increased legal costs related to the PPLM litigation and increased operating expenses related to the natural gas production properties. The costs of the PPLM litigation were approximately $1,075,000 during the first six months of fiscal 2003, compared to approximately $145,000 during the first six months of fiscal 2002.

Interest Expense

         Interest expense decreased from approximately $92,000 for the six month period ended December 31, 2001 to approximately $85,000 for the six months ended December 31, 2002. This decrease of $7,000 is due to reduced corporate borrowings.

Income Taxes

         Income tax expense decreased from $239,000 for the six months ended December 31, 2001 to an income tax benefit of $438,000 for the six months ended December 31, 2002 due to the reduction in pre tax income from the energy marketing and wholesale operations.


RESULTS OF THE COMPANY'S PIPELINE OPERATIONS

                                                    Three Months Ended                             Six Months Ended
                                                       December 31                                    December 31
                                           ------------------------------------        ---------------------------------------
                                                      2002              2001                       2002                2001
Transmission Revenue                                $69,534                                      $153,278
Purchases
                                           ----------------- ------------------        ------------------- -------------------
Gross Margin                                         69,534                                       153,278
Operating Expenses                                   56,668               459                      89,661              1,257
                                           ----------------- ------------------        ------------------- -------------------
Operating  Income (Loss)                             12,866              (459)                     63,617             (1,257)
Other Income (Expense)                                  949              (942)                        949               (238)
Interest Expense                                        895               873                       1,669              2,207
Income Tax Expense (Benefit)                          4,988              (841)                     24,290             (1,369)
                                           ----------------- ------------------        ------------------- -------------------

Net Transmission Income (Loss)                       $7,932           ($1,433)                    $38,607            ($2,333)
                                           ----------------- ------------------        ------------------- -------------------

         Pipeline Operations is a new segment for financial reporting purposes. The results of this segment reflect operation of oil and gas gathering systems placed into service in fiscal 2002, and transferred from EWR to EWD. For fiscal year 2002 and prior years EWD consisted primarily of real estate holdings and incurred minimum expenses. For fiscal year 2003 the revenues reported in the Pipeline Operations segment consist of gathering revenues related to the pipeline operations in the Wyoming and Montana areas. Beginning with fiscal 2003, the financial operations of EWD's pipeline assets and real estate holdings are in the Pipeline Operations segment for financial reporting purposes. The Company anticipates that EWD will begin operations of a refurbished transmission pipeline upon receipt of approval from FERC.

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

         General--From time to time the Company or its subsidiaries may use derivative financial contracts to mitigate the risk of commodity price volatility related to firm commitments to purchase and sell natural gas or electricity. The Company may use such arrangements to protect its profit margin on future obligations to deliver quantities of a commodity at a fixed price. Conversely, such arrangements may be used to hedge against future market price declines where the Company or a subsidiary enters into an obligation to purchase a commodity at a fixed price in the future. The Company accounts for such financial instruments in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

         In accordance with SFAS 133, contracts that do not qualify as normal purchase and sale contracts must be reflected in the Company's financial statements at fair value, determined as of the date of the balance sheet. This accounting treatment is also referred to as "mark-to-market" accounting. Mark-to-market accounting treatment can result in a disparity between reported earnings and realized cash flow, because changes in the value of the financial instrument are reported as income or loss even though no cash payment may have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts, and their hedges, are realized over the life of the contract.

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

      At the time the Company terminated the ECC derivative contracts, the Company entered into new gas purchase contracts (the "Future Purchase Agreements") at prices much lower than those provided for under the ECC contracts. The Future Purchase agreements and the Future Supply Agreements continue to be valued on a mark-to market basis. As of December 31, 2002, these Agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                                                  Assets               Liabilities
                                                                                ----------             -----------
      Contracts maturing during fiscal 2003:                                    $  447,068              $  103,836
      Contracts maturing during fiscal 2004 and 2005:                            1,445,714                 126,565
      Contracts maturing during 2006 and 2007:                                     615,789                  84,002
      Contracts maturing from fiscal 2008 and beyond:                              181,393                  97,670
                                                                                ----------              ----------
           Total                                                                $2,689,964              $  412,073


      During the first six months of fiscal 2003, the Company did not enter into any new contracts that would be accounted for using mark-to-market accounting under SFAS 133.

      Natural Gas Operations--In the case of the Company's regulated divisions, gains or losses resulting from the derivative contracts are subject to deferral under regulatory procedures approved by the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS 71, Accounting for the Effects of Certain Types of Regulation.

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

         Recoverable/ Refundable Costs of Gas and Propane Purchases--The Company accounts for purchased-gas costs in accordance with procedures authorized by the MPSC, the WPSC and the ACC under which purchased gas and propane costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

         Derivatives--The Company accounts for certain derivative contracts that are used to manage risk in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which the Company adopted July 1, 2000.


ITEM 3 -- THE QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Price Risk

         The Company protects itself against price fluctuations on natural gas and electricity by limiting the aggregate level of net open positions, which are exposed to market price changes and through the use of natural gas derivative instruments. The net open position is actively managed with strict policies designed to limit the exposure to market risk, and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. The Company's results of operations are significantly impacted by changes in the price of natural gas. During 2002 and 2001, natural gas accounted for 64% and 75% respectively, of the Company's operating expenses. In order to provide short-term protection against a sharp increase in natural gas prices, the Company from time to time enters into natural gas call and put options, swap contracts and purchase commitments. The Company's gas hedging strategy could result in the Company not fully benefiting from certain gas price declines.

Interest Rate Risk

         The Company's results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). The Company mitigates this risk by entering into long-term debt agreements with fixed interest rates. The Company's notes payable, however, are subject to variable interest rates. A hypothetical 10 percent change in market rates applied to the balance of the notes payable would not have a material effect on the Company's earnings.

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's President and Chief Executive Officer, Edward J. Bernica and the Company's Assistant Vice President and Controller (principal financial officer) Robert B. Mease have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective as of the date of this Quarterly Report on Form 10-Q to provide reasonable assurance that the Company can meet its disclosure obligations. As of the date of this Quarterly Report on Form 10-Q there have not been any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Form 10-Q
                           Part II - Other Information

Item 1      LEGAL PROCEEDINGS

         EWR currently is involved in a lawsuit with PPL Montana, LLC (PPLM) which is pending in the United States District Court for the District of Montana. The lawsuit was filed on July 2, 2001, and involves a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). EWR received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM under the Contract. PPLM claims that, as a result of EWR's scheduling under the Contract, PPLM was deprived of the fair market value of energy which PPLM contends it could have subsequently sold. PPLM estimates the fair market value of the excess energy scheduled by EWR to be approximately $18.0 million. EWR denies that it breached the Contract, and contends that, in any event, PPLM did not sustain any damages. Trial in the case began in December, 2002, and the court is expected shortly to issue a ruling on liability. If the court rules that EWR breached the Contract, additional trial proceedings would be required to determine the amount of damages, if any, that PPLM is entitled to recover from EWR. Any final order of the court will be subject to appeal by the non-prevailing party. The Company believes that it has established adequate reserves with respect to the litigation with PPLM; however, there can be no assurance that any liability will not exceed such reserves. A liability in excess of the recorded reserves could have a material adverse effect on the Company and its financial condition.

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

         In the event that any tax deficiency related to the DOR assessment is imposed on the Company, the Company will seek to recover the portion of such deficiency related to regulated property through the rate making process with the Montana Public Service Commission. No assurance can be given as to whether the Company will recover all or part of such deficiency, and any related interest charges, through rates. The Company does not anticipate that any penalty would be recoverable through rates. Because of the uncertainties related to the DOR notification, the Company has not been able to determine a range of potential losses; accordingly, no reserve has been recorded. An adverse outcome in the matter, including the imposition of penalties or failure of the Company to obtain relief through the rate making process, could have a material adverse effect on the Company and its financial condition.

         In addition to the legal proceedings discussed above, from time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business none of which the Company believes is material to the Company's business or financial condition. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

Item 2.      Changes in Securities  - Not Applicable

Item 3.      Defaults upon Senior Securities - Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders

         The Company held it's annual shareholder meeting on November 21, 2002. Those items that were voted on by the shareholders consisted of the election of corporate directors and the approval of the Energy West Incorporated 2002 Stock Option Plan.

         Those individuals elected to the Company Board of Directors, for a one year term, and their respective number of votes cast for and withheld are as follows:

                                                           Votes Cast For                            Votes Withheld
                                                           --------------                            --------------

         Mr. E.W. (Gene) Argo                                 2,307,038                                   196,346
         Mr. Edward J. Bernica                                2,309,038                                   196,420
         Mr. Andrew Davidson                                  2,278,577                                   238,734
         Mr. David A. Flitner                                 2,306,538                                   196,846
         Mr. G. Montgomery Mitchell                           2,309,038                                   194,436
         Mr. Terry M.  Palmer                                 2,111,894                                   609,173
         Mr. George D. Ruff                                   2,308,938                                   194,446
         Mr. Richard J. Schulte                               2,306,938                                   196,346


         Also approved at the annual meeting was the Energy West Incorporated 2002 Stock Option Plan. The number of votes cast for approval of the plan was 1,062,540 while the number of votes against was 633,840.

Item 5.     Other Information - Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

     A.  Exhibits for the quarter ended December 31, 2002.

         99.1  Certification of Principal Executive Officer

         99.2  Certification of Principal Financial Officer


     B. The Company has not filed a Current Report on Form 8-K during the second quarter ended December 31, 2002.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENERGY WEST INCORPORATED

 /s/Edward J. Bernica

-------------------------------
Edward J. Bernica, President and
Chief Executive Officer
(principal  executive officer)



/s/Robert B. Mease

-------------------------------
Robert B. Mease, Assistant Vice-President and Controller
(principal financial officer)


Dated February 14, 2003










25

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


     Date: February 14, 2003

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



     Date: February 14, 2003

                                         /s/ Robert B. Mease
                                         ---------------------------------------
                                         Robert B. Mease
                                         Assistant Vice President and Controller
                                         (principal financial officer)



27