Form 10-Q
period 2003-03-31
ENERGY WEST INC
filed 2003-05-15
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Yes |X| No | |

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at May 15, 2003
(Common stock, $.15par value) 2,594,258 shares

                            ENERGY WEST INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                                    Page No.
                                                                                                    --------
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2003, March 31, 2002, and June 30, 2002                                    1

                  Condensed Consolidated Statements of Operations -
                  three months and nine months ended March 31, 2003 and 2002                           2

                  Condensed Consolidated Statements of Cash Flows -
                  nine months ended March 31, 2003 and 2002                                            3

                  Notes to Condensed Consolidated Financial Statements                                4-9

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                     10-22

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                         22-23

         Item 4 - Controls and Procedures                                                              23

Part II  Other Information

         Item 1 - Legal Proceedings                                                                    24

         Item 2 - Changes in Securities                                                                25

         Item 3 - Defaults upon Senior Securities                                                      25

         Item 4 - Submission of Matters to a Vote of Security Holders                                  25

         Item 5 - Other Information                                                                    25

         Item 6 - Exhibits and Reports on Form 8-K                                                     25

         Signatures                                                                                  26-30

Item 1.  Financial Statements

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31       March 31       June 30
                                                                        2003           2002            2002
                                                                     (Unaudited)    (Unaudited)    (Unaudited)
                                                                     -----------   ------------    -----------
       Current assets
         Cash and cash equivalents                                   $ 1,532,886   $    (26,656)   $   367,657
         Accounts receivable (net)                                    13,282,926     14,666,308      8,244,239
         Derivative assets                                             2,770,684      4,165,217      2,867,717
         Natural gas and propane inventories                             465,051      2,877,627      5,640,660
         Materials and supplies                                          472,960        671,644        593,674
         Prepayments and other                                           287,443        521,309        445,652
         Deferred tax assets                                              53,370                       931,147
         Deferred purchase gas costs                                     769,266        148,209
         Prepaid income tax payments                                     847,362        223,083
                                                                     -----------   ------------    -----------
       Total current assets                                           20,481,948     23,246,741     19,090,746
                                                                     -----------   ------------    -----------

       Notes receivable                                                                   3,300          3,300

       Property, plant and equipment, net                             39,211,269     34,970,546     36,518,908

       Deferred charges                                                2,331,692      2,007,860      1,935,263

       Other assets                                                      313,998        348,093        320,830
                                                                     -----------   ------------    -----------
       Total assets                                                  $62,338,907   $ 60,576,540    $57,869,047
                                                                     ===========   ============    ===========

       Capitalization and liabilities
       Current liabilities:
         Lines of credit                                             $ 5,694,152   $  7,879,841    $ 3,500,000
         Current portion of long term debt                               507,219        470,000        502,072
         Accounts payable                                             10,714,784      7,158,378      7,413,693
         Income tax payable                                                                          1,005,975
         Deferred tax liabilities                                                       492,508
         Derivative liabilities                                          404,117
         Refundable cost of gas purchases                                                            2,024,159
         Accrued and other current liabilities                         5,524,123      5,894,534      5,453,304
                                                                     -----------   ------------    -----------
       Total current liabilities                                      22,844,395     21,895,261     19,899,203
                                                                     -----------   ------------    -----------

       Long-term liabilities:
       Deferred tax liabilities                                        4,618,134      3,919,810      4,043,038
       Deferred investment tax credits                                   360,672        381,734        376,468
       Other long-term liabilities                                     2,968,898      2,052,644      1,910,571
                                                                     -----------   ------------    -----------
       Total                                                         $ 7,947,704   $  6,354,188      6,330,077

       Long term debt                                                $15,280,075   $ 15,776,000     15,367,424

       Stockholders' equity
           Preferred stock --- $.15 par value
                 Authorized --- 1,500,000
                 Outstanding --- none
           Common stock --- $.15 par value                               389,024        385,721    $   385,964
                 Authorized --- 3,500,000
                 Outstanding --- 2,593,444 shares outstanding
                  at March 31, 2003;  2,570,805 shares outstanding
                  March 31, 2002; 2,573,046 at June 30, 2002
           Capital in excess of par value                              5,044,507      4,847,663      4,863,113
           Retained earnings                                          10,833,202     11,317,707     11,023,266
                                                                     -----------   ------------    -----------

             Total stockholders' equity                               16,266,733     16,551,091     16,272,343
                                                                     -----------   ------------    -----------
             Total capitalization                                    $31,546,808   $ 32,327,091    $31,639,767
                                                                     -----------   ------------    -----------
           Total capitalization and liabilities                      $62,338,907   $ 60,576,540    $57,869,047
                                                                     ===========   ============    ===========

         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended        Nine Months Ended

                                                             March 31                   March 31
                                                        2003          2002         2003           2002
                                                    (Unaudited)   (Unaudited)  (Unaudited)    (Unaudited)
                                                    -----------   -----------   -----------   -----------
Revenues:
  Natural gas operations                            $12,642,279   $15,309,586   $25,107,458   $32,330,763
  Propane operations                                $ 5,527,215   $ 5,006,358    10,858,859     8,764,215
  Gas and electric-wholesale                        $13,320,994   $16,619,220    32,832,364    39,107,412
  Pipeline                                          $   101,481                     254,759
                                                    -----------   -----------   -----------   -----------
Total revenues                                       31,591,969    36,935,164    69,053,440    80,202,390
                                                    -----------   -----------   -----------   -----------
Expenses:
  Gas & propane purchased                           $13,055,302   $14,750,002    24,641,892    29,642,978
  Gas and electric-wholesale                        $11,771,871   $16,867,159    30,265,266    37,825,423
  Distribution, general and administrative          $ 2,537,595   $ 2,314,652     8,918,162     7,095,762
  Maintenance                                       $   118,586   $   130,484       411,194       342,183
  Depreciation and amortization                     $   554,747   $   503,855     1,665,022     1,533,336
  Taxes other than income                           $   209,222   $   223,043       647,800       629,358
                                                    -----------   -----------   -----------   -----------
         Total operating expenses                    28,247,323    34,789,195    66,549,336    77,069,040
                                                    -----------   -----------   -----------   -----------

Operating income                                      3,344,646     2,145,969     2,504,104     3,133,350

Non-operating income                                $    55,243   $   114,721       217,263       276,753

Interest expense:
  Long-term debt                                    $   291,453   $   299,096       875,517       898,348
  Lines of credit                                   $   143,552   $   189,628       352,012       470,549
                                                    -----------   -----------   -----------   -----------

Total interest expense                                  435,005       488,724     1,227,529     1,368,897
                                                    -----------   -----------   -----------   -----------

Income before income tax expense                      2,964,884     1,771,966     1,493,838     2,041,206
Income tax expense                                  $ 1,185,726   $   598,228       614,444       678,270
                                                    -----------   -----------   -----------   -----------

Net income                                          $ 1,779,158   $ 1,173,738   $   879,394   $ 1,362,936
                                                    ===========   ===========   ===========   ===========

Earnings per common share:
Basic and diluted earnings per common share         $      0.69   $      0.46   $      0.34   $      0.54

Dividends per common share                          $     0.135   $     0.130   $     0.395   $     0.390

Weighted average common shares outstanding:
Basic                                                 2,583,935     2,541,867     2,583,935     2,541,867
Diluted                                               2,583,935     2,549,039     2,583,935     2,549,039

         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                               March 31
                                                                         2003            2002
                                                                     (Unaudited)     (Unaudited)
                                                                     ------------    ------------
Cash flow from operating activities:
     Net income                                                      $    879,394    $  1,362,936
     Adjustment to reconcile net income to net cash flows
           provided by (used in) operating activities
     Depreciation and amortization, including deferred charges and
          financing costs                                               1,788,367       1,599,880
          Gain on sale of property, plant & equipment                     (13,436)       (139,167)
          Deferred gain on sale of assets                                 (17,721)        (17,721)
          Investment tax credit - net                                     (15,796)        (15,796)
          Deferred income taxes - net                                   1,452,873         (54,500)
    Change in operating assets and liabilities
          Accounts receivable - net                                    (5,038,687)     (4,334,905)
          Derivative assets                                                97,033         714,174
          Natural gas and propane inventory                             5,175,609       1,889,919
          Prepayments and other                                           158,209        (120,167)
          Recoverable/refundable cost of gas purchases                 (2,793,425)      6,676,011
          Accounts payable                                              1,301,091      (2,146,742)
          Derivative liabilities                                          404,117      (5,355,884)
          Other assets and liabilities                                  1,061,488        (302,127)
                                                                     ------------    ------------

        Net cash provided (used) in operating activities                4,439,116        (244,089)

Cash flow from investing activities:
       Construction expenditures                                       (4,419,691)     (3,925,807)
       Proceeds from sale of property, plant & equipment                   14,458         549,630
       Collection of long term notes receivable                             3,300         134,627
       Customer advances for construction                                  (2,131)        (28,078)
       Proceeds from contributions in aid of construction                  21,288          (2,901)
                                                                     ------------    ------------

       Net cash used in investing activities                           (4,382,776)     (3,272,529)

Cash flow from financing activities:
       Repayment of long term debt                                        (82,202)       (100,000)
       Proceeds from lines of credit with bank                         37,267,406      42,934,447
       Repayment of lines of credit to bank                           (35,073,254)    (38,840,595)
       Sale of common stock                                                               204,574
       Dividends on common stock                                       (1,003,061)       (929,131)
                                                                     ------------    ------------

         Net cash provided by financing activities                      1,108,889       3,269,295
                                                                     ------------    ------------

         Net increase (decrease) in cash and cash equivalents           1,165,229        (247,323)

 Cash and cash equivalents at beginning of year                           367,657         220,667
                                                                     ------------    ------------

 Cash and cash equivalents at end of period                          $  1,532,886    ($    26,656)
                                                                     ============    ============

         The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2003

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Energy West Incorporated and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

      The Company's reporting segments are: Natural Gas Operations, Propane Operations, Energy Marketing and Wholesale Operations and Pipeline Operations. To reflect management and business changes, the Company realigned its reporting segments effective July 1, 2002. The Company's wholly owned subsidiary, Energy West Development, Inc. (EWD), owns a renovated pipeline located in Wyoming and Montana. An application has been granted by the Federal Energy Regulatory Commission (FERC) and it is anticipated that EWD will begin operations of this pipeline as a transmission pipeline on or about July 1, 2003. The revenue and expenses associated with this transmission pipeline will be included in the "Pipeline Operations" segment for financial reporting purposes. EWD also owns a gathering system pipeline in Wyoming and recently purchased natural gas production reserves in north central Montana. The revenue and expenses associated with EWD's gathering system pipeline were reported as part of the "Energy Marketing and Wholesale Operations" segment for periods prior to fiscal year 2003. Beginning with fiscal year 2003, such revenue and expenses are reported as part of the "Pipeline Operations" segment as are the revenues and expenses associated with the recently purchased production properties. Also beginning with fiscal year 2003, the operations of a regulated propane distribution system located in Cascade, Montana are reported as part of the "Natural Gas Operations" segment. The Cascade, Montana system was reported as part of the Company's "Propane Operations" segment prior to fiscal year 2003. Segment information for prior periods has been restated to reflect the realignment of the Company's reporting segments.

NOTE 2 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

      Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established certain policies and procedures to manage such risks. The Company has a Risk Management Committee (RMC), comprised of Company officers and management to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business. The RMC is overseen by the Audit Committee of the Company's Board of Directors.

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

      During the third quarter of fiscal year 2002, Energy West Resources, Inc.
(EWR) terminated its existing derivative contracts with Enron Canada Corporation
(ECC), a subsidiary of Enron Corp. Most of these contracts were commodity swaps that EWR had entered into to mitigate the effects of fluctuations in the market price of natural gas. The derivative contracts with ECC were entered into at various times in order to lock in margins on certain contracts under which EWR had commitments to other parties to sell natural gas at fixed prices (the "Future Supply Agreements"). EWR made the decision to terminate these ECC contracts because of concerns relating to the bankruptcy of Enron Corp. At the date of termination, the market price of natural gas was substantially lower than the price had been when EWR entered into the contracts, resulting in a net amount due from EWR to ECC of approximately $5,400,000. EWR paid this amount to ECC upon the termination of the contracts, and thereby discharged the liability related to the contracts. The costs related to such termination were reflected in the Company's consolidated statement of income as adjustments to gas purchased for the fiscal year ended June 30, 2002. At the time the Company terminated the ECC derivative contracts, the Company entered into new gas purchase contracts (the "Future Purchase Agreements") at prices much lower than those provided for under the ECC contracts. The Company recognized income as a result of the mark-to-market accounting treatment of the Future Purchase Agreements, and therefore the termination of the ECC derivative contracts did not have a material impact on the Company's consolidated statement of income.

      The Future Purchase Agreements and the Future Supply Agreements continue to be valued on a mark-to market basis. As of March 31, 2003, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                                Assets    Liabilities
                                                                ------    -----------
      Contracts maturing during fiscal year 2003:             $  245,188   $ 78,438
      Contracts maturing during fiscal years 2004 and 2005:    1,705,123    266,785
      Contracts maturing during fiscal years 2006 and 2007:      679,892     12,755
      Contracts maturing from fiscal years 2008 and beyond:      140,481     46,139
                                                              ----------   --------
           Total                                              $2,770,684   $404,117
                                                              ==========   ========

      During the first nine months of fiscal year 2003, the Company did not enter into any new contracts that would be accounted for using mark-to-market accounting under SFAS 133.

      Natural Gas and Propane Operations--In the case of the Company's regulated divisions, gains or losses resulting from the derivative contracts are subject to deferral under regulatory procedures approved by the public service regulatory commissions of the States of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS 71, Accounting for the Effects of Certain Types of Regulation.

NOTE 3 - INCOME TAXES

      Income tax expense differs from the amount computed by applying the federal statutory rate to pre-tax income as demonstrated in the following table:

                                                     Three Months Ended         Nine Months Ended
                                                           March 31                  March 31
                                                  ------------------------    ----------------------
                                                      2003         2002         2003         2002
                                                  -----------    ---------    ---------    ---------
Tax expense at statutory rates - 34% ..........   $ 1,008,973    $ 602,468    $ 511,239    $ 694,010
State tax expense, net of federal tax benefit .       116,925       36,130       79,543       37,001
Amortization of deferred investment tax credits        (5,266)      (5,265)     (15,797)     (15,797)
Other .........................................        65,094      (35,105)      39,459      (36,944)
                                                  -----------    ---------    ---------    ---------
Total income tax expense ......................   $ 1,185,726    $ 598,228    $ 614,444    $ 678,270
                                                  ===========    =========    =========    =========

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

      The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants. The Company expects to file a proposal relating to such remediation, including a request for waivers of certain standards on the grounds of technical impracticability. There is no assurance that such proposal will be approved.

      As of March 31, 2003, the costs incurred by the Company in evaluating and beginning the remediation have totaled approximately $1,964,000. On May 30, 1995, the Company received an order from the Montana Public Service Commission
(MPSC) allowing for the recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of March 31, 2003, the Company has recovered approximately $1,410,000 of such costs. The Company expects to recover the full amount of such costs through the surcharge. The MPSC's decision calls for ongoing review by the MPSC of any costs incurred. The Company will submit a report for review by the MPSC when the water contaminants remediation plan is approved by the MDEQ. Future costs are not estimable at this time.

LEGAL PROCEEDINGS

      EWR currently is involved in a lawsuit with PPL Montana, LLC (PPLM) which is pending in the United States District Court for the District of Montana. The lawsuit was filed on July 2, 2001, and involves a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). EWR received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM under the Contract. PPLM claims that, as a result of EWR's scheduling under the Contract, PPLM was deprived of the fair market value of energy which PPLM contends it could have sold for its own account. PPLM estimates the fair market value of the excess energy scheduled by EWR to be approximately $18.0 million. EWR has denied that it breached the Contract, and contends that, in any event, PPLM did not sustain any damages.

      Trial in the case began in December, 2002. On March 7, 2003, the court issued a ruling to the effect that EWR has breached the Contract with PPLM. The court did not rule on the issue of whether PPLM is entitled to recover any damages from EWR. Trial on the issue of whether PPLM sustained any damages has been scheduled for June 18, 2003. There is no assurance as to when the court will rule on such issue. If the court rules that PPLM sustained damages, further proceedings will be required in order to determine the amount of such damages.

      Any final order of the court will be subject to appeal by the non-prevailing party. Any appeal by EWR could include an appeal of the court's March 7, 2003, ruling that EWR breached the Contract.

      The Company believes that it has established adequate reserves with respect to the litigation with PPLM; however, there can be no assurance that any liability will not exceed such reserves. A liability in excess of the recorded reserves could have a material adverse effect on the Company and its financial statements.

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

      In the event that any tax deficiency related to the DOR assessment is imposed on the Company, the Company will seek to recover the portion of such deficiency related to regulated property through the rate making process with the MPSC. The portion of the assessment related to unregulated assets is immaterial. No assurance can be given as to whether the Company will recover all or part of such deficiency, and any related interest charges, through rates. The Company does not anticipate that any penalty would be recoverable through rates. The Company has accounted for the potential tax liability by accruing a liability for taxes and corresponding regulatory asset on its books. The tax accrual has no effect on the Company's consolidated income. An adverse outcome in the matter resulting in the imposition of penalties or the failure of the Company to obtain relief through the rate making process for any taxes (and related interest) imposed, could have a material adverse effect on the Company and its financial statements.

      In addition to the legal proceedings discussed above, from time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business none of which the Company believes is material to the Company's business or financial statements. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

NOTE 5 - OPERATIONS BY LINE OF BUSINESS

                               Three Months Ended           Nine Months Ended
                                     March 31                    March 31
                           -------------------------    ----------------------------
                              2003          2002            2003            2002
                           (Unaudited)  (Unaudited)     (Unaudited)     (Unaudited)
Gross Margin (Operating
Revenue Less Gas and
Power Purchased):
Natural Gas Operations     $3,495,044   $  3,546,170    $  7,948,835    $  7,844,989
Propane  Operations         1,619,148      2,019,772       3,375,590       3,607,011
Energy Marketing &
     Wholesale              1,549,123       (247,939)      2,567,098       1,281,989
Pipeline Operations           101,481                        254,759
                           ----------   ------------    ------------    ------------
                           $6,764,796   $  5,318,003    $ 14,146,282    $ 12,733,989
                           ----------   ------------    ------------    ------------

Operating Income (Loss):
Natural Gas Operations     $1,587,350   $  1,709,081    $  1,714,213    $  2,130,786
Propane Operations            748,069      1,158,130         739,842       1,015,992
Energy Marketing &
    Wholesale                 954,597       (711,471)        (68,198)         (2,400)
Pipeline Operations            54,630         (9,771)        118,247         (11,028)
                           ----------   ------------    ------------    ------------
                           $3,344,646   $  2,145,969    $  2,504,104    $  3,133,350
                           ----------   ------------    ------------    ------------

Net Income (Loss):
Natural Gas Operations     $  831,995   $    927,489    $    600,803    $    921,391
Propane Operations            375,600        746,814         331,892         567,675
Energy Marketing &
     Wholesale                539,549       (494,038)       (123,922)       (117,270)
Pipeline Operations            32,014         (6,527)         70,621          (8,860)
                           ----------   ------------    ------------    ------------
                           $1,779,158   $  1,173,738    $    879,394    $  1,362,936
                           ----------   ------------    ------------    ------------

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and recorded as liabilities. The Company adopted this statement effective July 1, 2002, and has recorded an estimated asset retirement obligation on its Condensed Consolidated Balance Sheet in "Other long-term liabilities", and in "Property, plant and equipment". The asset retirement obligation of $502,915 represents the Company's estimated future liability as of March 31, 2003, to plug and abandon existing oil and gas wells owned by EWR and EWD. EWR and EWD will depreciate the asset amount and increase the liability over the estimated useful life of these assets. In the future, the Company may have other asset retirement obligations arising from its business operations. The majority of the Company's assets consists of transmission and distribution assets and have indeterminate useful lives. Therefore, potential asset retirement obligations for such indeterminate useful life assets cannot be estimated at this time.

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

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entities commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management has determined there is no current impact of SFAS 146 on the consolidated financial statements of the Company.

NOTE 7 - STOCK OPTIONS

      The Company has elected to follow Accounting Principals Board Opinion
(APB) No. 25 in accounting for its stock options. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The stock-based employee compensation cost that would have been included in net income if the fair value method had been applied to all awards is not significant for the quarter ended March 31, 2003, and the nine month period ended March 31, 2003.

NOTE 8 - SUBSEQUENT EVENTS

      On April 30, 2003, the Company reached an agreement with its lender to extend its credit facility through June 2, 2003. Previously, the credit facility had been scheduled to expire on May 1, 2003. Under the terms of the extension, the Company has approximately $6,100,000 of total borrowing capacity, of which the Company currently has borrowed approximately $5,900,000 as of May 13, 2003. In addition, the Company does not have the ability to request new letters of credit from its lender during the extension period. The Company believes that it will have sufficient liquidity to fund its operations through the extension period.

      The Company continues to negotiate with its current bank lender for a longer-term credit facility. No assurance can be given, however, that such a facility will be obtained, or with respect to the possible terms of such a facility, which may include, without limitation: (i) restrictions on Company operations and capital investments; (ii) increased interest rates on amounts borrowed and other increases in fees; (iii) restrictions on the Company's ability to pay dividends. The Company's present lender also has indicated that it will require the Company to pledge all of its assets to secure the line of credit. In the event that the Company is unable to secure an extension of its credit facility, the Company would need to obtain financing from alternative sources in order to continue to fund its operations. There is no assurance that such financing could be obtained from alternate sources, or as to the terms under which such financing could be obtained.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions and statements regarding our operating capital requirements, negotiations with our lender, the litigation with PPLM, the DOR property tax audit, beginning operations of the Shoshone interstate pipeline, completion of regulatory rate cases in process, the Company's environmental remediation plans, and similar statements that are not historical are forward looking statements that involve risks and uncertainties. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

      Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward looking statements. See "Risk Factors" below. Any such forward looking statement is qualified by reference to these risk factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward looking statements that may be made from time to time by or on behalf of the Company except as required by law.

RISK FACTORS

      The major factors which affect the Company's future results include general and regional economic conditions, weather, customer retention and growth, the ability to meet competitive pressures and to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, and continued access to capital markets. In addition, changes in the competitive environment, particularly related to the Company's wholesale propane and energy marketing segments, could have a significant impact on the performance of the Company.

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

      However, the Company is unaware of any circumstances or events that would cause it to discontinue the application of SFAS 71 in the foreseeable future.

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

      - The impact of FERC and state public service commission statutes and regulations, including allowed rates of return, the pace of deregulation in retail natural gas and electricity markets, and the resolution of other regulatory matters;

      - The ability of the Company and its subsidiaries to obtain governmental and regulatory approval of various expansion or other projects;

      - The costs and effects (including the possibility of adverse outcomes) of legal and administrative claims and proceedings against the Company or its subsidiaries;

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

GENERAL BUSINESS DESCRIPTION

      The following discussion generally reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated.

      On July 1, 2002, certain oil and gas gathering system and natural gas transmission pipeline assets were transferred from EWR to EWD. The results of operations related to these assets are reported under the Pipeline Operations Segment. On March 31, 2003, EWD completed the purchase of a 75% interest in certain natural gas production reserves in north central Montana. EWD's portion of the estimated natural gas production from the newly purchased reserves is approximately 350 Mcf per day.

      On April 2, 2003, the FERC issued to EWD a Certificate of Public Convenience and Necessity (subject to compliance with certain conditions) to operate its Shoshone Pipeline as an open access interstate pipeline system. The Company anticipates that EWD will begin operations of the refurbished transmission pipeline on or about July 1, 2003.

      The Company's natural gas operations involve the distribution of regulated natural gas to the public in the Great Falls and West Yellowstone, Montana and the Cody, Wyoming areas. Also included in the natural gas operations for reporting purposes is Cascade Gas, a small regulated propane operation. The results of Cascade Gas had formerly been reported as part of the propane segment.

      On December 10, 2002, the Company received an interim increase in annual revenues in the amount of $600,000 from the Montana Public Service Commission
(MPSC). The Company subsequently entered into a stipulation with the Montana Consumer Counsel, the only other party to the rate application investigation, for a permanent increase in the amount of approximately $687,000. That stipulation resolved all differences with the Montana Consumer Counsel in this rate application filing. The MPSC has scheduled a public hearing to consider the stipulation of the parties for May 28, 2003. The Company expects its rates to be adjusted on or about June 1, 2003 to reflect the additional $87,000 above the amount granted by the MPSC in December, 2002.

      On December 24, 2002, the Company's Wyoming division filed an application with the Wyoming Public Service Commission (WPSC) for an increase in annual revenues of approximately $756,000. A hearing on the application is scheduled before the WYPSC on May 22, 2003 in Cody, Wyoming. The Consumer Advocate Staff of the WYPSC submitted testimony in the case recommending an increase of $721,877 subject to certain conditions which have been satisfied since the filing of the testimony. The Company anticipates the new rates to be implemented, resulting from its application, on or about June 1, 2003.

      The Company's propane operations include the regulated distribution of propane to the public through an underground propane vapor system in Payson, Arizona as well as unregulated retail and wholesale propane operations, operated by its wholly owned subsidiary Energy West Propane, Inc. (EWP). EWP currently markets propane in Wyoming, Montana, Arizona, Colorado, South Dakota, North Dakota, Washington and Nebraska.

      EWR conducts marketing and distribution activities involving the sale of natural gas and electricity mainly in Montana and Wyoming. EWR also owns natural gas production reserves in north central Montana.

CASH FLOW ANALYSIS

      For the nine months ended March 31, 2003, the consolidated operations of the Company provided $4,439,000 of cash compared to a cash usage of $244,000 for the nine months ended March 31, 2002. This increase in cash of $4,683,000 was primarily due to reductions in natural gas and propane inventories of $3,300,000, an increase in the Company's other assets and liabilities of $1,200,000, an increase in deferred taxes of $1,500,000 primarily related to the recoverable gas costs and $5,000,000 related to net derivative assets and liabilities. Also contributing to the increase in cash provided by operations was an increase in accounts payable of $3,600,000 primarily due to higher gas prices experienced in March 2003.

      The increases are offset by $9,500,000 in decreased collections of recoverable cost of gas purchases, a decrease in net income of $480,000 and a decrease in other miscellaneous cash paid out of $63,000.

      Cash used in investing activities was $4,383,000 for the nine months ended March 31, 2003, compared to $3,273,000 for the nine months ended March 31, 2002. This increase of $1,110,000 was due to an increase in construction expenditures of $494,000, primarily due to the purchase of production properties, a reduction in the proceeds generated from the sale of property of $535,000, a reduction in the collection of a long term notes receivable of $131,000, and other miscellaneous regulatory asset and liability increases of $50,000.

      Cash provided from financing activities was $1,109,000 for the nine months ended March 31, 2003, compared to $3,269,000 for the nine months ended March 31, 2002. This decrease of $2,160,000 was due primarily to a reduction in short term borrowing requirements as a result of increased cash provided from operations.

      Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs and administrative needs. The Company's capital expenditures are expected to be approximately $4,600,000 in fiscal year

2003. These capital expenditures are expected to be generally for routine system expansion and operating needs. The Company continues to evaluate opportunities to expand its existing business and continues to evaluate new business opportunities, which could result in additional capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's utility operations are subject to regulation by the MPSC, WYPSC, and the Arizona Corporation Commission (ACC). The actions of such regulatory bodies play a significant role in determining the Company's return on equity. The various commissions approve rates that are intended to permit a specified rate of return on investment. The Company's tariffs allow the cost of gas to be passed through to customers. The pass through causes some delay, however, between the time that the gas costs are incurred by the Company and the time that the Company recovers such costs from customers.

      The businesses of the Company and its subsidiaries in all segments are temperature sensitive. In any given period, sales volumes reflect the impact of weather, in addition to other factors, with colder temperatures generally resulting in increased sales by the Company. The Company anticipates that this sensitivity to seasonal and other weather conditions will continue to be reflected in the Company's sales volumes in future periods.

      The Company's operating capital needs, as well as dividend payments and capital expenditures are generally funded through cash flow from operating activities and short term borrowing. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term funds. When the short-term debt balance significantly exceeds working capital requirements, the Company has issued long term debt or equity securities to pay down short-term debt. The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer months and the Company's short-term borrowing needs for financing of customer accounts receivable are greatest during the winter months.

      At March 31, 2003, the Company had a $15,000,000 unsecured bank credit facility, of which $5,694,000 had been borrowed under the credit agreement. The Company also had outstanding letters of credit under the credit facility totaling $4,450,000 related to electric and gas purchase contracts. The Company's other bank credit facility, in the amount of $11,000,000 expired on January 5, 2003, and was not renewed.

      Following the adverse ruling in the PPLM lawsuit on March 7, 2003, the Company's bank lender and the Company began negotiations with respect to the Company's credit facility, which included discussions relating to the lender's request that the Company pledge its assets to secure the amounts outstanding under the facility.

      On April 30, 2003, the Company reached an agreement with its lender to extend its short-term credit facility through June 2, 2003. Previously, the credit facility had been scheduled to expire on May 1, 2003. Under the terms of the extension, the Company has approximately $6,100,000 of total borrowing capacity, of which the Company currently has borrowed approximately $5,900,000 as of May 13, 2003. In addition, the Company does not have the ability to request new letters of credit from its lender during the extension period. The Company believes that it will have sufficient liquidity to fund its operations through the extension period.

      The Company continues to negotiate with its current bank lender for a longer-term credit facility. No assurance can be given, however, that such a facility will be obtained, or with respect to the possible terms of such a facility, which may include, without limitation: (i) restrictions on Company operations and capital investments; (ii) increased interest rates on amounts borrowed and other increases in fees; (iii) restrictions on the Company's ability to pay dividends. The Company's present lender also has indicated that it will require the Company to pledge all of its assets to secure the line of credit. In the event that the Company is unable to secure an extension of its credit facility, the Company would need to obtain financing from alternative sources in order to continue to fund its operations. There is no assurance that such financing could be obtained from alternate sources, or as to the terms under which such financing could be obtained.

      In addition to its short-term credit facility, the Company has outstanding certain long-term notes and industrial development revenue obligations. The total amount of such obligations was $15,788,000 and $16,246,000 as of March 31, 2003 and March 31, 2002, respectively. Under the terms of such long-term obligations, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, senior indebtedness, and asset sales, and the Company is required to maintain certain debt and interest ratios. In addition, under certain circumstances, including certain defaults by the Company under other debt obligations, the long-term debt can be declared in default prior to its maturity.

      An adverse result in the litigation with PPLM or the tax dispute with DOR also could have a material adverse effect on the Company's liquidity and capital resources. See "Part II, Item 1, Note 4 to Condensed Consolidated Financial Statements and Part II, Item 1 - Legal Proceedings."

ENERGY WEST INCORPORATED AND SUBSIDIARIES
MARCH 31, 2003

QUARTERLY RESULTS OF CONSOLIDATED Operations

      The Company's net income for the third quarter ended March 31, 2003 was $1,779,000 compared to $1,174,000 for the third quarter ended March 31, 2002. The increase in earnings of $605,000 was due to an increase in net income from the Company's wholesale and marketing activities of $1,034,000, and an increase in the Company's pipeline operations of $38,000 offset partially by reductions in earnings from natural gas and propane operations of $467,000.

      Gross margin, which is defined as operating revenue less gas purchased, increased $1,447,000, from $5,318,000 in the third quarter of fiscal year 2002 to $6,765,000 in the third quarter of fiscal year 2003. The majority of this increase was due to increased margins from the Company's marketing and wholesale operations of $1,797,000 and an increase in gross margins from the Company's pipeline operations of $101,000. The increase in the gross margins from the marketing and wholesale operations was due to the selling of natural gas storage inventories.

      Partially offsetting these increases was a reduction in margins from the Company's natural gas operations of $51,000 due to lower volumes resulting from warmer than normal temperatures. Also, the propane operations had reduced margins of $400,000 due to an increase in the cost of propane experienced by both the wholesale and regulated utility operations.

      Distribution, general and administrative expenses increased by $223,000 in the third quarter of fiscal year 2003 compared to the third quarter of fiscal year 2002 primarily due to increased legal expenses related to the PPLM litigation.

      Depreciation expense increased by $51,000 during the third quarter of fiscal year 2003 compared to the third quarter of fiscal year 2002 due to the addition of various pipeline facilities, depletion of the recently purchased production properties, and other new capital projects completed during the year.

      Interest expense decreased by $54,000 during the third quarter of fiscal year 2003 compared to the third quarter of fiscal year 2002 due to reduced corporate borrowings.

NINE MONTHS RESULTS OF CONSOLIDATED OPERATIONS

      The Company's net income for the nine months ended March 31, 2003, was approximately $880,000 compared to net income of $1,363,000 for the nine months ended March 31, 2002, a decrease of $483,000. This decrease in net income was primarily due to an increase in distribution, general and administration expenses.

      Distribution, general and administrative expenses increased from $7,096,000 for the nine months ended March 31, 2002, to $8,918,000 for the period ended March 31, 2003. This increase of $1,822,000 is due primarily to increased legal expenses related to the PPLM litigation, increased liability insurance expense due to higher premiums, and an increase in personnel costs and related employee benefits expense. Of these factors, the costs of the PPLM litigation were approximately $1,351,000 in the first nine months of fiscal year 2003 compared with approximately $211,000 during the first nine months of fiscal 2002, an increase of $1,140,000.

      Maintenance expense increased from $342,000 for the first nine months of fiscal year 2002, to $411,000 for the first nine months of fiscal year 2003. This increase of $69,000 is due primarily to increased expenses of maintaining our natural gas facilities in both Montana and Wyoming.

      Depreciation expense increased by $132,000 during the first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002 due to the addition of various pipeline facilities, the depletion of production properties, and other new capital projects completed during the year.

      Interest expenses were lower by $141,000 during the first nine months of fiscal year 2003, decreasing from $1,369,000 in the first nine months of fiscal year 2002 to $1,228,000 for the same period in fiscal year 2003. This reduction was due primarily to reduced borrowings during the nine month period.

      Income tax expense decreased from $678,000 for the nine month period ended March 31, 2002, to $614,000 for the nine month period ending March 31, 2003. This reduction in income tax expense of $64,000 is due to the Company's reduced pre-tax income for the nine month period ended March 31, 2003, compared to the same period in fiscal year 2002.

RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                             Three Months Ended            Nine Months Ended
                                   March 31                    March 31
                         --------------------------    -------------------------
                            2003           2002           2003          2002
                         (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Natural Gas Revenue      $12,642,279   $ 15,309,586    $25,107,458   $32,330,763
Natural Gas Purchased      9,147,235     11,763,416     17,158,623    24,485,774
                         -----------   ------------    -----------   -----------
Gross Margin               3,495,044      3,546,170      7,948,835     7,844,989
Operating Expenses         1,907,694      1,837,089      6,234,622     5,714,203
                         -----------   ------------    -----------   -----------
Operating Income           1,587,350      1,709,081      1,714,213     2,130,786
Other Income (Loss)            5,104        (18,827)        52,169        75,734
Interest Expense             244,698        313,467        757,867       883,337
Income Tax Expense           515,761        449,298        407,712       401,792
                         -----------   ------------    -----------   -----------

Net Natural Gas Income   $   831,995   $    927,489    $   600,803   $   921,391
                         -----------   ------------    -----------   -----------

QUARTERLY RESULTS FOR NATURAL GAS OPERATIONS

      The Natural Gas Operations segment's net income for the quarter ended March 31, 2003, was $832,000 compared to net income of $927,000 for the quarter ended March 31, 2002. The $95,000 decrease in net income was primarily due to warmer temperatures than normal, higher operating expenses and higher income tax expense. These increases in expenses were partially offset by a general rate increase in the Montana operations approved by the MPSC effective December 15, 2002.

Operating Revenues

      The Natural Gas Operations segment's revenues for the third quarter of fiscal year 2003 were $12,642,000 compared to $15,310,000 for the third quarter of fiscal year 2002, a decrease of $2,668,000. This decrease was due primarily to the elimination of the surcharge approved by the MPSC in March of 2001 for the recovery of increased gas costs that had been incurred prior to that period. The increased gas costs were fully recovered by June 2002, thus eliminating the surcharge. Also contributing to the reduction in revenues was warmer than normal temperatures resulting in lower volumes being sold of approximately 241,000 Mcf, or a 5% reduction from prior years volumes.

Gross Margin

      The Natural Gas Operations segment's gross margin decreased from $3,546,000 for the third quarter ended March 31, 2002, to $3,495,000 for the third quarter ended March 31, 2003. This decrease of $51,000 was due to warmer temperatures in both the Montana and Wyoming locations and was partially offset by the general rate increase in the Montana operations.

Operating Expenses

      The Natural Gas Operations segment's operating expenses were $1,908,000 for the third quarter of fiscal year 2003 compared to $1,837,000 for the corresponding period in fiscal year 2002. The increase in operating expenses of $71,000 is due primarily to an increase in personnel, increased employee benefits, an increase in general liability insurance and increased expenses associated with maintaining the natural gas facilities in Montana.

Interest Expense

      Interest charges allocable to the Company's Natural Gas Operations segment were $245,000 for the third quarter of fiscal year 2003, compared to $313,000 in the comparable period in fiscal year 2002. This decrease of $68,000 is due to a reduction in overall corporate borrowings.

Income Taxes

      Income tax expense increased from $449,000 for the third quarter of fiscal 2002 to $516,000 for the third quarter of fiscal year 2003. The $67,000 increase in income tax expense is due to the collection of the deferred gas costs and higher effective state income tax rates.

NINE MONTHS RESULTS FOR NATURAL GAS OPERATIONS

Operating Revenues

      The Natural Gas Operations segment's revenues for the nine months ended March 31, 2003, was $25,107,000 compared to $32,331,000 for the nine month period ended March 31, 2002. The decrease of $7,224,000 was due primarily to the elimination of the surcharge approved by the MPSC in March of 2001 for the recovery of increased gas costs that had been incurred prior to March 2001. The increased gas cost was fully recovered by June 2002, and the surcharge was eliminated. Also, warmer than normal weather experienced during fiscal year 2003 resulted in lower volumes being sold of approximately 367,000 Mcf, or a 7% reduction in volumes from the same period in fiscal year 2002.

Gross Margin

      The Natural Gas Operations segment's gross margin increased from $7,845,000 for the nine month period ended March 31, 2002, to $7,949,000 for the nine month period ended March 31, 2003. This increase of $104,000 was due primarily to the general rate increase in the Montana operations approved by the MPSC effective on December 15, 2002.

Operating Expenses

      The Natural Gas Operations segment's operating expenses were $6,235,000 for the nine months ended March 31, 2003, compared to $5,714,000 for the period ended March 31, 2002. The increase in operating expenses of $521,000 was due primarily to an increase in number of personnel, an increase in property taxes, an increase in general liability insurance premiums, increases in employee benefit costs and an increase in expenses associated with maintaining the natural gas facilities in Montana.

Interest Expense

      Interest expense decreased from $883,000 for the first nine months of fiscal year 2002, to $758,000 for the first nine months of fiscal year 2003. This decrease of $125,000 is due primarily to reduced corporate borrowings.

Income Taxes

      Income tax expense increased from $402,000 for the nine months ended March 31, 2002, to $408,000 for the nine months ended March 31, 2003. The increase in income tax expense is due to the collection of deferred gas costs and higher effective state income tax rates experienced over the prior fiscal year.

RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                        Three Months Ended          Nine Months Ended
                            March 31                   March 31
                     -----------------------   ------------------------
                        2003         2002          2003         2002
                     (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
Propane Revenue      $5,527,215   $5,006,358   $10,858,859   $8,764,215
Propane Purchased     3,908,067    2,986,586     7,483,269    5,157,204
                     ----------   ----------   -----------   ----------
Gross Margin          1,619,148    2,019,772     3,375,590    3,607,011
Operating Expenses      871,079      861,642     2,635,748    2,591,019
                     ----------   ----------   -----------   ----------
Operating Income        748,069    1,158,130       739,842    1,015,992
Other Income             39,825      131,081       148,261      200,228
Interest Expense        106,576      112,856       299,753      328,627
Income Tax Expense      305,718      429,541       256,458      319,918
                     ----------   ----------   -----------   ----------

Net Propane Income   $  375,600   $  746,814   $   331,892   $  567,675
                     ----------   ----------   -----------   ----------

QUARTERLY RESULTS FOR PROPANE OPERATIONS

Operating Revenues and Gross Margin

      The Propane Operations segment's revenues for the third quarter of fiscal 2003 were $5,527,000 compared to $5,006,000 for the third quarter of fiscal year 2002, an increase of $521,000. The increase was due to increased sales prices in the Company's wholesale operations. Average sales price for the three months ended March 31, 2003, increased by approximately 15% compared to the same period in fiscal year 2002 due to increased cost of propane. Gross margins decreased by approximately $401,000 due to the increase in the cost of propane for both the regulated utility and the wholesale operations. The average cost per gallon for propane in the wholesale operations increased by approximately 22% compared to the same period in fiscal year 2002, due to the high demand for propane in the Unites States.

Operating Expenses

      The Propane Operations segment's operating expenses were $871,000 for the third quarter of fiscal year 2003 compared to $862,000 during the same period of fiscal year 2002. The $9,000 increase was due to increased professional fees related to the Arizona regulated utility operations.

Interest Expense

      Interest charges allocable to the Company's Propane Operations segment were $107,000 for the third quarter of fiscal year 2003, compared to $113,000 in the comparable period in fiscal 2002. This decrease of $6,000 is due to a reduction in overall corporate borrowings.

Income Taxes

      Income taxes decreased from approximately $430,000 in the third quarter of fiscal year 2002 to $306,000 in the third quarter of fiscal year 2003. The $124,000 decrease in income tax expense is due to lower taxable income.

NINE MONTHS RESULTS FOR PROPANE OPERATIONS

Operating Revenues and Gross Margin

      Propane revenues for the first nine months of fiscal year 2003 were approximately $10,859,000 compared to approximately $8,764,000 for the first nine months of fiscal year 2002, an increase of $2,095,000. This increase is due to increased sales prices and volumes in the Arizona and Rocky Mountain Fuel wholesale operations. Wholesale volumes increased by approximately 3,000,000 gallons, or approximately 30%, for the first nine months of fiscal year 2003 compared to the same period in 2002. Gross margins for the first nine months of fiscal year 2003 decreased by $231,000 from the comparable period in fiscal year 2002 primarily due to increased costs for propane in all propane operations. Wholesale prices for the nine months ended March 31, 2003 were approximately 5% higher compared to such prices for the period ended March 31, 2002.

Operating Expenses

      Operating expenses for the first nine months of fiscal year 2003 were $2,636,000 compared to $2,591,000 for the first nine months of fiscal year 2002. This increase of $45,000 is due to increased professional fees related to the Arizona regulated utility operations.

Interest Expense

      Interest expense has decreased approximately $29,000, from $329,000 for the first nine months of fiscal year 2002 to $300,000 for the first nine months of fiscal year 2003. This decrease is due to reduced corporate borrowings.

Income Taxes

      State and federal income tax expenses were approximately $256,000 for the first nine months of fiscal year 2003 as compared to approximately $320,000 for the first nine months of fiscal year 2002. This decrease of $64,000 is due to lower taxable income from the Propane Operations segment.

RESULTS OF THE ENERGY MARKETING AND WHOLESALE OPERATIONS

                                   Three Months Ended             Nine Months Ended
                                       March 31                        March 31
                               --------------------------    ----------------------------
                                   2003          2002            2003            2002
                               (Unaudited)   (Unaudited)     (Unaudited)     (Unaudited)
                               -----------   ------------    ------------    ------------
Marketing Revenue              $13,320,994   $ 16,619,220    $ 32,832,364    $ 39,107,412
Purchases                       11,771,871     16,867,159      30,265,266      37,825,423
                               -----------   ------------    ------------    ------------
Gross Margin                     1,549,123       (247,939)      2,567,098       1,281,989
Operating Expenses                 594,526        463,532       2,635,296       1,284,389
                               -----------   ------------    ------------    ------------
Operating  Income (Loss)           954,597       (711,471)        (68,198)         (2,400)
Other Income                        10,245          2,632          15,815           1,194
Interest Expense                    81,190         61,980         165,699         154,305
Income Tax Expense (Benefit)       344,103       (276,781)        (94,160)        (38,241)
                               -----------   ------------    ------------    ------------

Net Marketing Income (Loss)    $   539,549   ($   494,038)   ($   123,922)   ($   117,270)
                               -----------   ------------    ------------    ------------

QUARTERLY RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

Gross Margin

      EWR's energy marketing and wholesale operations experienced an increase in gross margins of $1,797,000 during the third quarter of fiscal year 2003 compared to the same period in fiscal year 2002. This increase is primarily due to the sale of storage inventories during the third quarter of fiscal year 2003 and additional margins generated from the natural gas production properties.

Operating Expenses

      Operating expenses for EWR's energy marketing and wholesale operations were $595,000 for the third quarter of fiscal year 2003 as compared to $464,000 for the same period in fiscal year 2002. The increase in operating expenses of $131,000 was due primarily to increased legal costs as a result of the PPLM litigation.

Interest Expense

      Interest charges for the third quarter of fiscal year 2003 increased by $19,000 from $62,000 in the third quarter of fiscal year 2002 to $81,000 in the third quarter of fiscal year 2003. This increase was due to increased borrowings by EWR as a result of an increase in EWR's total asset base.

Income Taxes

      State and federal income tax expense of EWR's energy marketing and wholesale operations increased from an income tax benefit of $277,000 for the third quarter of fiscal year 2002 to an income tax expense of $344,000 in the third quarter of fiscal year 2003, due to an increase in pre-tax income.

NINE MONTHS RESULTS FOR ENERGY MARKETING AND WHOLESALE OPERATIONS

Gross Margin

      EWR's energy marketing and wholesale operations gross margin increased from $1,282,000 for the first nine months of fiscal year 2002 to $2,567,000 for the same period in fiscal year 2003. The $1,285,000 increase in margins is due primarily to the sale of storage inventories and additional margins from production properties purchased during fiscal year 2002.

Operating Expenses

      Operating expenses for the energy marketing and wholesale operations were approximately $2,635,000 for the nine months ended March 31, 2003, compared to approximately $1,284,000 for the nine month period ended March 31, 2002. The increase of approximately $1,351,000 is due primarily to increased legal costs related to the PPLM litigation. The costs of the PPLM litigation were approximately $1,338,000 during the first nine months of fiscal year 2003, compared to approximately $211,000 during the first nine months of fiscal year 2002.

Interest Expense

      Interest expense increased from approximately $154,000 for the nine month period ended March 31, 2002 to approximately $166,000 for the nine months ended March 31, 2003. This increase of $12,000 was due to increased borrowings by EWR resulting from an increase in EWR's total asset base.

Income Taxes

      State and federal income tax benefit increased $56,000 from $38,000 for the nine months ended March 31, 2002, to $94,000 for the nine months ended March 31, 2003, due to the reduction in pre tax income from the energy marketing and wholesale operations.

RESULTS OF THE COMPANY'S PIPELINE OPERATIONS

                                       Three Months Ended          Nine Months Ended
                                            March 31                   March 31
                                   ------------------------    -------------------------
                                      2003         2002           2003          2002
                                   (Unaudited)  (Unaudited)    (Unaudited)   (Unaudited)
Transmission Revenue                $101,481                    $254,759
Purchases
                                    --------      -------       --------      --------
Gross Margin                         101,481                     254,759
Operating Expenses                    46,851        9,771        136,512        11,028
                                    --------      -------       --------      --------
Operating  Income (Loss)              54,630       (9,771)       118,247       (11,028)
Other Income (Expense)                    69         (165)         1,018          (403)
Interest Expense                       2,541          421          4,210         2,628
Income Tax Expense (Benefit)          20,144       (3,830)        44,434        (5,199)
                                    --------      -------       --------      --------

Net Transmission Income (Loss)      $ 32,014      ($6,527)      $ 70,621      ($ 8,860)
                                    --------      -------       --------      --------

      Pipeline Operations was added as a new segment for financial reporting purposes as of July 1, 2002. The results of this segment reflect operation of oil and gas gathering systems placed into service in fiscal year 2002, and transferred from EWR to EWD. For fiscal year 2002 and prior years EWD consisted primarily of real estate holdings and incurred minimal expenses. For fiscal year 2003 the revenues reported in the Pipeline Operations segment consist of gathering revenues related to the pipeline operations in the Wyoming and Montana areas. Beginning with fiscal year 2003, the financial operations of EWD's pipeline assets and real estate holdings are in the Pipeline Operations segment for financial reporting purposes. Also included in Pipeline Operations are the revenues and expenses associated with the recently purchased production reserves. The Company anticipates that EWD will begin operations of its refurbished transmission pipeline upon compliance with certain conditions in the FERC Certificate of Public Convenience and Necessity issued on April 2, 2003.

CONTRACTS ACCOUNTED FOR AT FAIR VALUE

      Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established certain policies and procedures to manage such risks. The Company has a Risk Management Committee (RMC), comprised of Company officers and management to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business. The RMC is overseen by the Audit Committee of the Company's Board of Directors.

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

      During the third quarter of fiscal year 2002, Energy West Resources, Inc.
(EWR) terminated its existing derivative contracts with Enron Canada Corporation
(ECC), a subsidiary of Enron Corp. Most of these contracts were commodity swaps that EWR had entered into to mitigate the effects of fluctuations in the market price of natural gas. The derivative contracts with ECC were entered into at various times in order to lock in margins on certain contracts under which EWR had commitments to other parties to sell natural gas at fixed prices (the "Future Supply Agreements"). EWR made the decision to terminate these ECC contracts because of concerns relating to the bankruptcy of Enron Corp. At the date of termination, the market price of natural gas was substantially lower than the price had been when EWR entered into the contracts, resulting in a net amount due from EWR to ECC of approximately $5,400,000. EWR paid this amount to ECC upon the termination of the contracts, and thereby discharged the liability related to the contracts. The costs related to such termination were reflected in the Company's consolidated statement of income as adjustments to gas purchased for the fiscal year ended June 30, 2002. At the time the Company terminated the ECC derivative contracts, the Company entered into new gas purchase contracts (the "Future Purchase Agreements") at prices much lower than those provided for under the ECC contracts. The Company recognized income as a result of the mark-to-market accounting treatment of the Future Purchase Agreements, and therefore the termination of the ECC derivative contracts did not have a material impact on the Company's consolidated statement of income.

      The Future Purchase Agreements and the Future Supply Agreements continue to be valued on a mark-to market basis. As of March 31, 2003, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                                   Assets       Liabilities
                                                                   ------       -----------
      Contracts maturing during fiscal year 2003:                $  245,188      $ 78,438
      Contracts maturing during fiscal years 2004 and 2005:       1,705,123       266,785
      Contracts maturing during fiscal years 2006 and 2007:         679,892        12,755
      Contracts maturing from fiscal years 2008 and beyond:         140,481        46,139
                                                                 ----------      --------
           Total                                                 $2,770,684      $404,117
                                                                 ==========      ========


      During the first nine months of fiscal year 2003, the Company did not enter into any new contracts that would be accounted for using mark-to-market accounting under SFAS 133.

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

CRITICAL ACCOUNTING POLICIES

      The Company believes its critical accounting policies are as follows:

      Effects of Regulation--The Company follows SFAS 71, "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

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

ITEM 4. CONTROLS AND PROCEDURES

      The Company's President and Chief Executive Officer, Edward J. Bernica and the Company's Assistant Vice President and Controller (principal financial officer) Robert B. Mease have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective as of the date of this Quarterly Report on Form 10-Q to provide reasonable assurance that the Company can meet its disclosure obligations. As of the date of this Quarterly Report on Form 10-Q there have not been any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    Form 10-Q
                           Part II - Other Information

LEGAL PROCEEDINGS

      EWR currently is involved in a lawsuit with PPL Montana, LLC (PPLM) which is pending in the United States District Court for the District of Montana. The lawsuit was filed on July 2, 2001, and involves a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000 (together, the "Contract"). EWR received substantial imbalance payments as a result of the amount of power that it scheduled and purchased from PPLM under the Contract. PPLM claims that, as a result of EWR's scheduling under the Contract, PPLM was deprived of the fair market value of energy which PPLM contends it could have sold for its own account. PPLM estimates the fair market value of the excess energy scheduled by EWR to be approximately $18.0 million. EWR has denied that it breached the Contract, and contends that, in any event, PPLM did not sustain any damages.

      Trial in the case began in December, 2002. On March 7, 2003, the court issued a ruling to the effect that EWR has breached the Contract with PPLM. The court did not rule on the issue of whether PPLM is entitled to recover any damages from EWR. Trial on the issue of whether PPLM sustained any damages has been scheduled for June 18, 2003. There is no assurance as to when the court will rule on such issue. If the court rules that PPLM sustained damages, further proceedings will be required in order to determine the amount of such damages.

      Any final order of the court will be subject to appeal by the non-prevailing party. Any appeal by EWR could include an appeal of the court's March 7, 2003, ruling that EWR breached the Contract.

      The Company believes that it has established adequate reserves with respect to the litigation with PPLM; however, there can be no assurance that any liability will not exceed such reserves. A liability in excess of the recorded reserves could have a material adverse effect on the Company and its financial statements.

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

      In the event that any tax deficiency related to the DOR assessment is imposed on the Company, the Company will seek to recover the portion of such deficiency related to regulated property through the rate making process with the MPSC. The portion of the assessment related to unregulated assets is immaterial. No assurance can be given as to whether the Company will recover all or part of such deficiency, and any related interest charges, through rates. The Company does not anticipate that any penalty would be recoverable through rates. The Company has accounted for the potential tax liability by accruing a liability for taxes and corresponding regulatory asset on its books. The tax accrual has no effect on the Company's consolidated income. An adverse outcome in the matter resulting in the imposition of penalties or the failure of the Company to obtain relief through the rate making process for any taxes (and related interest) imposed, could have a material adverse effect on the Company and its financial statements.

      In addition to the legal proceedings discussed above, from time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business none of which the Company believes is material to the Company's business or financial statements. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

Item 2.     Changes in Securities and Use of Proceeds  - Not Applicable

Item 3.     Defaults upon Senior Securities - Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.     Other Information - Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

      A.    Exhibits for the quarter ended March 31, 2003.

            99.1  Certification of Principal Executive Officer
            99.2  Certification of Principal Financial Officer

      B. The Company has filed the following Current Reports on Form 8-K during the third quarter ended March 31, 2003.

           Date Filed              Item Number
           March 10, 2003          Item 5 - Announcement of interim ruling in
                                            litigation involving Energy West
                                            Resources, Inc., and
                                            PPL Montana, LLC

                                   Item 7 - Press release dated March 10, 2003

           March 17, 2003          Item 5 - Announcement of discussions with
                                            lender regarding the restructuring
                                            of credit facility

                                   Item 7 - Press release dated March 17, 2003

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

ENERGY WEST INCORPORATED


/s/Edward J. Bernica

-----------------------------------------
Edward J. Bernica, President and
Chief Executive Officer
(principal  executive officer)


/s/Robert B. Mease

-----------------------------------------
Robert B. Mease, Assistant Vice-President and Controller
(principal financial officer)

Dated May 15, 2003

CERTIFICATIONS

      I, Edward J. Bernica, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Energy West Incorporated;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

      Date: May 15, 2003

                                          /s/ Edward J. Bernica
                                          -------------------------------------
                                          Edward J. Bernica
                                          President and Chief Executive Officer
                                          (principal executive officer)

I, Robert B. Mease, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Energy West Incorporated;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light f the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

      Date: May 15, 2003


                                       /s/ Robert B. Mease
                                       ---------------------------------------
                                       Robert B. Mease
                                       Assistant Vice President and Controller
                                       (principal financial officer)