Form 10-K
period 2003-06-30
ENERGY WEST INC
filed 2003-10-09
CIK 43350

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File number 0-14183
                            ENERGY WEST, INCORPORATED
             (Exact name of registrant as specified in its charter)

                    Montana                               81-0141785
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

  1 First Avenue South, Great Falls, Montana                  59401
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.45 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002: Common Stock, $.15 Par Value - $19,044,030.

The number of shares outstanding of the registrant's classes of common stock as of September 30, 2003: Common Stock, $.15 Par Value - 2,595,250 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

Item 1. - Business

General

         Energy West, Incorporated (the "Company") is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. The Company was originally incorporated in Montana in 1909. The Company's regulated utility operations involve the distribution and sale of natural gas to the public in and around Great Falls and West Yellowstone, Montana and Cody, Wyoming, and the distribution and sale of propane to the public through underground propane vapor systems in and around Payson, Arizona and Cascade, Montana. The Company's West Yellowstone, Montana operation is supplied by liquefied natural gas (LNG).

         Certain non-regulated, non-utility operations are conducted by three wholly-owned subsidiaries of the Company: Energy West Propane, Inc. (EWP); Energy West Resources, Inc. (EWR); and Energy West Development, Inc. (EWD). EWP is engaged in wholesale distribution of bulk propane in Wyoming, Arizona and Montana, and is engaged in retail distribution of bulk propane in Arizona. EWR markets gas and electricity in Montana and Wyoming, and owns certain natural gas production properties in Montana. EWD owns two pipeline systems in Montana and Wyoming, natural gas production properties in north central Montana and certain other real property in Montana.

         The Company's reporting segments are: Natural Gas Operations, Propane Operations, EWR and Pipeline Operations. To reflect management and business changes, the Company realigned its reporting segments effective July 1, 2002. The Company's wholly owned subsidiary, Energy West Development, Inc. (EWD), owns a renovated pipeline located in Wyoming and Montana. An application has been granted by the Federal Energy Regulatory Commission (FERC) and EWD began operations of this pipeline as a transmission pipeline on July 3, 2003. The revenue and expenses associated with this transmission pipeline are included in the "Pipeline Operations" segment. EWD also owns a gathering system pipeline in Wyoming and recently purchased natural gas production reserves in north central Montana. The revenue and expenses associated with EWD's gathering system pipeline were reported as part of the "EWR" segment for periods prior to fiscal year 2003. Beginning with fiscal year 2003, such revenue and expenses are reported as part of the "Pipeline Operations" segment as are the revenues and expenses associated with the recently purchased production properties. Also beginning with fiscal year 2003, the operations of a regulated propane distribution system located in Cascade, Montana are reported as part of the "Natural Gas Operations" segment. The Cascade, Montana system was reported as part of the Company's "Propane Operations" segment prior to fiscal year 2003. Segment information for prior periods has been restated to reflect the realignment of the Company's reporting segments.

Natural Gas Operations

         The Company's primary business is the distribution and sale of natural gas to residential, commercial and industrial customers. The Company's natural gas operations consist of two divisions. The Energy West - Montana Division serves customers with operations in Great

Falls, West Yellowstone and Cascade, Montana. The Energy West - Wyoming Division serves customers in and around Cody, Meeteetse and Ralston, Wyoming. Generally, residential customers use natural gas for space heating and water heating, commercial customers use natural gas for space heating and cooking, and industrial customers use natural gas as a fuel in industrial processing and space heating. The Company's revenues from natural gas operations are generated under tariffs regulated by the state utility commissions of Montana and Wyoming, respectively. During fiscal year 2003 the Company filed applications for rate increases for its Great Falls, Montana and Cody, Wyoming operations with the Montana Public Service Commission (MPSC) and Wyoming Public Service Commission
(WPSC), respectively. Effective on December 15, 2002, the Company received approval from the MPSC for an interim rate increase for the Great Falls, Montana operation of approximately $600,000 which became final on June 15, 2003, with a final rate increase approved for $687,000. Effective on June 1, 2003, the Company received approval from the WPSC for a rate increase for the Cody, Wyoming operation of approximately $721,000.

         Energy West - Montana (EWM) Division

         The EWM division provides natural gas service to customers in and around Great Falls and West Yellowstone, Montana and provides propane through an underground vapor system in Cascade, Montana. The division's service area has a population of approximately 79,000 in the Great Falls area, 1,200 in the West Yellowstone area and approximately 900 in the Cascade area.

         The division has a franchise to distribute natural gas within the city of Great Falls that expires in 2021. The division also provides natural gas transportation service to certain customers who purchase natural gas from other suppliers.

         The following table shows the EWM division's revenues by customer class for the fiscal year ended June 30, 2003 and the two preceding fiscal years:


                                                      Gas Revenues
                                                     (in thousands)

                                                  Years Ended June 30,
                                                  --------------------

                                        2003             2002             2001
                                        ----             ----             ----
Residential                            $13,643          $17,563          $17,180
Commercial                               8,383           10,443            9,935
Transportation                           1,789            1,958            2,045
                                       -------          -------          -------
  Total                                $23,815          $29,964          $29,160
                                       -------          -------          -------




         Note: Revenues reduced in fiscal year 2003 compared to fiscal year 2002 due to the discontinuance of the surcharge to collect unrecovered gas costs and lower volume sales due to warmer than normal temperatures.


         The following table shows the volumes of natural gas, expressed in millions of cubic feet (MMcf) (measured at standard operating pressure) sold or transported by the division for the fiscal year ended June 30, 2003 and the two preceding fiscal years:


                                                      Gas Volumes
                                                        (MMcf)

                                                  Years Ended June 30,
                                                  --------------------

                                          2003             2002             2001
                                          ----             ----             ----
Residential                              2,267            2,417            2,513
Commercial                               1,359            1,442            1,430
                                         -----            -----            -----
  Total Gas Sales                        3,626            3,859            3,943
                                         =====            =====            =====

Transportation                           1,462            1,522            1,615
                                         -----            -----            -----

         Note: The reduction in sales volumes in fiscal year 2003 compared to fiscal year 2002 was due to warmer than normal temperatures experienced in the Great Falls area.

         The EWM division has approximately 173 transportation customers. No customer of the EWM division accounted for more than 2% of the consolidated revenues of the Company in fiscal 2003.

         The operations of the EWM division are subject to regulation by the MPSC. The MPSC regulates rates, adequacy of service, issuance of securities, compliance with U.S. Department of Transportation Safety Regulations and other matters.

         In December 1998, the MPSC approved a proposed plan filed by the Company (the "Plan") to allow customers to choose a natural gas supplier other than the EWM division. The Plan allows customers to purchase natural gas from other suppliers. Under the Plan, the EWM division continues to provide delivery service to customers who purchase from other suppliers. Customers who do not wish to choose another supplier may continue purchasing natural gas from the EWM division.

         The EWM division uses the NorthWestern Energy (NWE) pipeline transmission system to transport supplies of natural gas for its core load. The division also uses this pipeline capacity to provide transportation, distribution and balancing services to customers who have chosen to obtain natural gas from other suppliers. In 2000, the Company entered into a 10-year transportation agreement with NWE that fixes the cost of pipeline and storage capacity for the EWM division.

         In October 2000, the Company filed its annual gas cost recovery application for the EWM division with the MPSC. The MPSC granted interim rate relief in December 2000. During late 2000, however, the EWM division's costs of gas rose due to an increase in index prices, and as a result the Company amended its application in February 2001. In response, the MPSC issued a second interim order in March 2001 (which the MPSC made final in August 2001). This order established a monthly cost tracking process under which the Company was required to file for an increase or decrease in rates if natural gas costs change more than $.10 per thousand cubic feet (Mcf) in any month, subject to an annual audit of the unrecovered balance by the MPSC and Montana Consumer Counsel.

         In May 2002, after fully recovering the previous increase in gas costs experienced by the EWM division, the Company filed for a reduction in the rates as required by the MPSC's order. In June 2002, the Company received approval from the MPSC to reduce the rates charged by the EWM division effective July 1, 2002.

         In September 2002, the Company filed an application with the MPSC seeking an increase in annual utility rates for the Great Falls, Montana operation. On December 15, 2002, the Company received from the MPSC an interim increase in annual revenues in the amount of $600,000. The Company subsequently entered into a stipulation with the Montana Consumer Counsel, the only other party to the rate application investigation, for a permanent increase in the amount of approximately $687,000. The permanent increase was approved by the MPSC in the amount of $687,000 on June 15, 2003.

         Energy West - Wyoming (EWW) Division

         The EWW division provides natural gas service to customers in and around Cody, Meeteetse and Ralston, Wyoming. This service area has a population of approximately 12,000. The EWW division has a certificate of public convenience and necessity granted by the WPSC for transportation and distribution covering the west side of the Big Horn Basin, which stretches approximately 70 miles north and south and 40 miles east and west from Cody. As of June 30, 2003, the EWW division provided service to approximately 5,750 customers, including one industrial customer. The division also offers transportation service for natural gas producers and other parties.

         The following table shows the EWW division's revenues by customer class for the fiscal year ended June 30, 2003 and the two preceding fiscal years:


                                                      Gas Revenues
                                                     (in thousands)

                                                  Years Ended June 30,
                                                  --------------------

                                         2003             2002             2001
                                         ----             ----             ----
Residential                             $3,119           $3,434          $ 4,409
Commercial                               2,591            3,035            3,512
Industrial                               2,101            3,044            3,481
Transportation                             301              346              447
                                        ------           ------          -------
  Total                                 $8,112           $9,859          $11,849
                                        ======           ======          =======



         Note: Lower revenues were experienced in fiscal year 2003 compared to fiscal year 2002 due to warmer than normal temperatures and reduced sales to a large industrial customer, Celotex. The lower revenues in fiscal year 2002 compared to fiscal year 2001 were the result of the discontinuance of a surcharge to collect unrecovered gas costs.

         The following table shows the volumes of natural gas, expressed in millions of cubic feet (MMcf) (measured at standard operating pressure), sold by the EWW division for the fiscal year ended June 30, 2003 and the two preceding fiscal years:


                                                      Gas Volumes
                                                        (MMcf)

                                                  Years Ended June 30,
                                                  --------------------

                                          2003             2002             2001
                                          ----             ----             ----
Residential                                541              564              563
Commercial                                 531              550              521
Industrial                                 525              610              608
                                         -----            -----            -----
  Total Gas Sales                        1,597            1,724            1,692
                                         =====            =====            =====

Transportation                           1,383            1,588            1,413
                                         -----            -----            -----


         The EWW division's industrial customer, BPB America (dba Celotex), a manufacturer of gypsum wallboard, purchases gas pursuant to a special industrial tariff, which fluctuates with the volumes of gas sold and the cost of gas. In fiscal year 2003 Celotex accounted for approximately 27% of the revenues of the EWW division and approximately 3% of the consolidated revenues of the Company. Celotex's business is cyclical and dependent on the level of national housing starts. The division's sales to Celotex in fiscal year 2003 were approximately 14% less than fiscal year 2002.

         EWR is the EWW division's primary supplier of natural gas, pursuant to an 18 month agreement entered into in May of 2003.

         The EWW division transports gas for third parties pursuant to a tariff filed with and approved by the WPSC. The terms of the transportation tariff (currently between $.08 and $.31) per Mcf are established by the WPSC.

         The EWW division's revenues are generated under regulated tariffs designed to recover a base cost of gas, administrative and operating expenses and provide sufficient return to cover interest and profit. The division's tariffs include a purchased gas adjustment clause which allows the division to adjust its rates periodically to recover changes in gas costs from base gas costs.

         On December 24, 2002, the Company's Wyoming division filed an application with the WPSC seeking an increase in annual utility rates. The WPSC granted an annual rate increase of approximately $721,000 with an effective date of June 1, 2003.

Propane Operations

         The Company reports as a separate business segment the regulated distribution of propane by the Company, and the unregulated distribution of propane by the Company's wholly-owned subsidiary, Energy West Propane, Inc.
(EWP). The Company is engaged in the regulated distribution of propane through its Energy West Arizona (EWA) division and unregulated distribution of propane in Montana, Wyoming and Arizona through its Energy West Propane, Arizona, and Rocky Mountain Fuels divisions.

Regulated Propane Operations

         The EWA division distributes propane in the Payson, Arizona area. The service area of the EWA division includes approximately 575 square miles and has a population of approximately 31,000. The operations of the EWA division are subject to regulation by the Arizona Corporation Commission (ACC), which regulates rates, adequacy of service, and other matters. The EWA division's properties include approximately 190 miles of underground distribution pipeline and an office building leased from a third party. The division purchases its propane supplies from EWP under terms reviewed periodically by the ACC. The EWA division has approximately 7,400 customers. The division's principal competition comes from bulk propane retailers who sell to customers who draw propane for use from storage tanks located at their homes or businesses, rather than using propane from the division's underground distribution system.

         The following tables show the EWA division's revenues and propane volumes by customer class for the fiscal year ended June 30, 2003 and the two preceding fiscal years:


                                                Regulated Propane Revenues
                                                     (in thousands)

                                                  Years Ended June 30,
                                                  --------------------

                                         2003             2002             2001
                                         ----             ----             ----
Residential                             $3,729           $3,384           $3,530
Commercial                               1,639            1,520            1,459
                                        ------           ------           ------
  Total                                 $5,368           $4,904           $4,989
                                        ======           ======           ======



                                                Regulated Propane Volumes
                                                 (in thousands of gallons)

                                                  Years Ended June 30,
                                                  --------------------

                                          2003             2002             2001
                                          ----             ----             ----
Residential                              2,874            2,678            2,835
Commercial                               1,070            1,012            1,063
                                         -----            -----            -----
  Total Gas Sales                        3,944            3,690            3,898
                                         -----            -----            -----


Unregulated Propane Operations

         The Company's subsidiary Energy West Propane, Inc. (EWP) is engaged in the bulk sale of propane through its three divisions: Energy West
Propane-Arizona, which serves the Payson, Arizona area; Energy West Propane-Montana, which sells bulk propane in the Cascade County area, surrounding Great Falls, Montana; and Rocky Mountain Fuels Wholesale which has wholesale operations primarily in Montana and Arizona. EWP had 9,430 customers as of June 30, 2003.

         Energy West Propane - Arizona sells propane to residential and commercial customers in the Payson, Arizona area.

         EWP's wholesale division, Rocky Mountain Fuels Wholesale (RMF), supplies propane for the Company's underground propane-vapor systems serving the cities of Payson, Arizona and Cascade, Montana and surrounding areas. The majority of RMF's Wyoming and Montana assets, including the Superior, Montana terminal were sold on August 21, 2003 to Jack's Wholesale Propane, Inc. (an affiliate of Northern Petro NGL Marketing Inc.) for approximately $1,370,000.

         EWP faces competition from other propane distributors and suppliers of alternative fuels that compete with propane. Competition is based primarily on price and there is a high degree of competition with other propane distributors in each of the Company's service areas.

         The following tables show the revenues and volumes for unregulated propane operations by customer class for the fiscal year ended June 30, 2003 and the two preceding fiscal years:


                                               Unregulated Propane Revenues
                                                      (in thousands)

                                                   Years Ended June 30,
                                                   --------------------

                                       2003              2002              2001
                                       ----              ----              ----
Residential                           $1,348            $1,275            $1,421
Commercial                             5,985             3,365             5,734
                                      ------            ------            ------
  Total                               $7,333            $4,640            $7,155
                                      ======            ======            ======



                                               Unregulated Propane Volumes
                                                (in thousands of gallons)

                                                   Years Ended June 30,
                                                   --------------------

                                       2003              2002              2001
                                       ----              ----              ----
Residential                              912               901               921
Commercial                            10,870             6,934             7,821
                                      ------             -----             -----
  Total Gas Sales                     11,782             7,835             8,742
                                      ------             -----             -----



EWR

         The Company's wholly owned subsidiary, EWR, conducts certain marketing and trading activities and wholesale distribution activities involving the sale of natural gas and electricity in Montana and Wyoming.

         Montana legislation enacted in 1997, and subsequent MPSC orders, permitting open access on the NorthWestern Energy gas transportation and electricity transmission system, and other systems in Montana have presented opportunities for EWR to do business as a broker of natural gas and electricity. Although EWR has concentrated its efforts on industrial and large commercial customers, EWR began to market gas and electricity to small commercial and residential customers in fiscal year 2000. EWR has from time to time entered into certain financial agreements that hedge against the risks of fluctuation in prices of natural gas and electricity. If the price obtained through such instruments is favorable or unfavorable compared to subsequent market conditions, net earnings or losses can result from such arrangements. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS--Derivatives and Risk Management." During fiscal year 2003, EWR effectively exited the electricity marketing business, with services currently provided only to one customer, delivering approximately one MW pursuant to a contract that continues through fiscal year 2005.

         In order to provide a stable source of natural gas for a portion of its requirements, in May 2002, EWR purchased a 56% interest in a group of producing natural gas reserves located in northern Montana. EWR's portion of the estimated daily gas production from the reserves is approximately 600,000 cubic feet (600
Mcf), or approximately 3% of EWR's present volume requirements. This production gives EWR a natural hedge, due to fixed production expenses when market prices of natural gas are above the costs of production. One of the other owners of a partial interest in these reserves serves as the operator of the wells. As part of the transaction, EWR received a $300,000 settlement in connection with certain claims. The $300,000 was recorded as nonoperating income during the fourth quarter of fiscal year 2002.

Pipeline Operations

         Pipeline Operations was added as a new segment as of July 1, 2002. The results of this segment reflect operation of natural gas gathering systems placed into service in fiscal year 2001, and transferred from EWR to EWD. The revenues and expenses associated with the pipeline gathering systems had previously been reported as part of the EWR segment.

         The Company's wholly owned subsidiary, Energy West Development, Inc.
(EWD), owns a renovated pipeline located in Wyoming and Montana. EWD began operations of this pipeline as a transmission pipeline on July 3, 2003. The revenue and expenses associated with this transmission pipeline will be included in the "Pipeline Operations" segment.

         In March 2003, EWD acquired a 75% ownership interest in natural gas production properties located in northcentral Montana, which will provide a portion of the gas requirements of EWR. EWD's portion of the estimated daily gas production from these properties is approximately 350,000 cubic feet (350 Mcf), or approximately 2% of EWR's current volume requirements.

Capital Expenditures

         The Company conducts ongoing construction activities, in all of its utility service areas, in order to support expansion, maintenance and enhancement of its gas and propane pipeline systems. The Company also continues to experience growth in its Pipeline Operations segment and purchased additional natural gas production properties during fiscal year 2003. In fiscal years 2003, 2002 and 2001, total capital expenditures for the Company were approximately

$4,970,000, $6,442,000 and $3,276,000, respectively, including purchases of natural gas production properties. Expenditures for fiscal year 2002 were higher than usual due to the renovation of the transmission pipeline between Wyoming and Montana and a by-pass loop around Cody, Wyoming.

Available Information

         The internet address for the Company is: http://www.ewst.com. The Company makes available, free of charge, on its internet website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and additional filings of the Company filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these filings have been made with the SEC.

Competition

         The principal competition faced by the Company in its distribution and sales of natural gas is from suppliers of alternative fuels, including electricity, oil, propane and coal. The principal considerations affecting a customer's selection of utility gas service over competing energy sources include service, price, equipment costs, reliability and ease of delivery. In addition, the type of equipment already installed in businesses and residences significantly affects the customer's choice of energy. However, where previously installed equipment is not an issue, households in recent years have generally preferred the installation of gas heat. The Company estimates that approximately 97% of the homes and businesses in the Great Falls service area use natural gas as their primary source for space heating fuel, approximately 93% use gas for water heating and approximately 99% of the new homes built on, or near, the Company's Great Falls service mains in recent years have selected natural gas as their energy source.

         The EWW division estimates that approximately 95% of the homes and businesses in its service area use natural gas for space heating fuel, approximately 90% use gas for water heating, and approximately 99% of the new homes built on or near the division's service mains in recent years have selected gas as their energy source.

         The EWA division estimates that approximately 67% of the homes and businesses adjacent to the division's distribution pipeline use the division's propane for space heating or water heating. Studies show that approximately 90% of new subdivisions within the division's distribution system are using propane as their primary fuel source.

         The principal competition faced by the Company and its subsidiaries in the distribution and sale of propane is from electricity suppliers and other propane distributors. Competition is based primarily on price and customer service and there is a high degree of competition from other propane distributors in all of the service areas.

         EWR's principal competition is from other gas marketing firms doing business in the State of Montana. As of July 1, 2003, EWR has successfully exited the electricity marketing business with the exception of maintaining one customer existing under a contract through fiscal year 2005.

Governmental Regulation

         The Company's utility operations are subject to regulation by the MPC, the WPSC, and the ACC. Such regulation plays a significant role in determining the Company's return on equity. The commissions approve rates that are intended to permit a specified rate of return on investment. The Company's tariffs allow the cost of gas to be passed through to customers. The pass-through causes some delay, however, between the time that gas costs are incurred by the Company and the time that the Company recovers such costs from customers.

Seasonality

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

         The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve them. Although the MDEQ has not established guidance to attain a technical waiver, the U.S. Environmental Protection Agency (EPA) has developed such guidance. The EPA guidance lists factors which render mediations technically impracticable. The Company has filed a request for a waiver respecting compliance with certain standards with the MDEQ.

         At June 30, 2003, the Company had incurred cumulative costs of approximately $2,034,000 in connection with its evaluation and remediation of the site. The Company also estimates that it will incur at least $60,000 in additional expenses in connection with its investigation and remediation for this site. On May 30, 1995, the Company received an order from the MPSC allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 2003, the Company had recovered approximately $1,443,000 through such surcharges.

         On April 15, 2003, the MPSC issued an Order to Show Cause Regarding the Environmental Surcharge. The MPSC required the Company to show cause why it was not in violation of the 1995 order by failing to seek renewal of the surcharge at the conclusion of the initial two year recovery period. The Company responded to the MPSC and an interim order has been issued by the MPSC suspending the collection by the Company of the surcharge until further investigation can be conducted and requiring a new application from the Company respecting this surcharge. The Company has submitted its revised application and is awaiting further MPSC action. The Company currently has an unrecovered balance of $590,000 awaiting recovery through this mechanism. In the event that the MPSC does not approve the Company's revised application, in addition to potentially being unable to recover the unrecovered balance of $590,000, the Company could be required to refund to customers a portion of the $1,443,000 previously collected through surcharges.

Employees

         The Company and its subsidiaries had an aggregate total of 131 employees as of June 30, 2003. Five of these employees were employed by EWR, 28 by the Company's Propane Operations, 85 were employed by the Company's Natural Gas Operations and 13 individuals were employed at the corporate office. The Company's Natural Gas Operations include 16 employees represented by two labor unions. Contracts with each of these unions expired on June 30, 2003, and the Company continues negotiations with the two labor unions. In July 2003, the Company initiated a cost reduction program and reduced the total number of Company employees to 125.

Executive Officers

         The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, the executive officers of the
Company:


Name                                Age                                                 Position

John C. Allen                         52                                        Interim President and Chief
                                                                                Executive Officer

Tim A. Good                           58                                        Vice-President and Manager
                                                                                of Natural Gas Operations


Douglas R. Mann                       56                                        Vice-President and Manager
                                                                                of Energy West Propane Operations

JoAnn S. Hogan                        37                                        Vice-President, Treasurer and
                                                                                Secretary

Robert B. Mease                       56                                        Vice-President and
                                                                                Controller

James E. Morin                        49                                        President of Energy West
                                                                                Resources, Inc.

John C. Allen was appointed Interim President and Chief Executive Officer on September 22, 2003. He joined the Company in 1986 as Corporate Counsel and Secretary and was appointed General Counsel, Vice-President and Secretary of the Company in 1992. Prior to joining Energy West he was Staff Attorney for the Montana Consumer Counsel from 1979 to 1986.

Tim A. Good has been Vice-President of the Company and Manager of the Company's Natural Gas Operations since July 1, 2000. He served as Vice President and Division Manager of the EWW Division from 1988 to July 1, 2000.

Douglas R. Mann has been Vice-President and Manager of Energy West Propane Operations since July 1, 2000. From February, 1999 until July 1, 2000, he served as Vice-President and Manager of the EWA Division. From 1995 until July 1, 1999, he served as Assistant Vice-President and Manager of the Arizona Division.

JoAnn S. Hogan was appointed Vice-President, Treasurer and Secretary on September 25, 2003. From January 2002 until her most recent appointment she was Assistant Vice-President and Treasurer of the Company. She served as Controller from 2000 to 2002. From 1995 to 2000, she served in various financial capacities for the Company including Assistant Controller and Tax Manager.

Robert B. Mease was appointed Vice-President and Controller on September 25, 2003. From February 2002, when joining the Company, until September 25, 2003, he was Assistant Vice-President and Controller. From October 2000 to February 2002, he served as a business consultant with Junkermier, Clark, Campanella & Stevens, a public accounting firm. From 1998 to 2000 he was Vice-President and CFO of TMC Sales, a steel manufacturer and wholesale distributor located in Seattle, Washington. From 1994 to 1998, he was Vice-President of Finance for American Agri-Technology, located in Great Falls, Montana.

James E. Morin was appointed President of Energy West Resources, Inc., a wholly owned subsidiary of the Company in February of 2003. From July 2001 to February 2003, he served as Vice President of Electricity Marketing and from August 1997 to July 2001, he served as Manager of Industrial and Commercial Marketing for Energy West Resources, Inc.

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

         As of June 30, 2003, EWP owned several large bulk propane tanks to serve the areas in and around the towns of Cascade and Superior, Montana. The wholesale propane assets located in Superior, Montana, including the bulk propane tanks, were sold on August 21, 2003.

         During fiscal year 2002, EWR purchased a 56% ownership interest in natural gas production properties in north central, Montana, that provide approximately 600 Mcf of natural gas daily for resale.

         At June 30, 2003, EWD owned approximately 30 acres of real property in Great Falls, Montana. The property was sold on September 8, 2003, and EWD realized a pre-tax gain of approximately $118,000. During fiscal year 2003, EWD purchased a 75% ownership interest in natural gas production properties in north central, Montana, that provide approximately 350 Mcf of natural gas daily for resale.

Wyoming: In Cody, Wyoming, the Company leases office and service buildings for the EWW division under long-term lease agreements. The Company owns approximately 483 miles of transportation and distribution mains, and related metering and regulating equipment, all of which are located in or around Cody, Meeteetse and Ralston.

         EWP owns two large bulk propane tanks, located in Cody, to serve its customers in northern Wyoming. The wholesale propane assets located in Cody, Wyoming were sold on August 21, 2003.

         EWD owns two pipelines in Wyoming. One is currently being operated as a gathering system. The other pipeline began operating as a natural gas interstate transmission pipeline on July 3, 2003. The pipelines are located north of Cody, Wyoming.

Arizona: The Company owns approximately 190 miles of distribution mains located in and around the community of Payson. The Company owns five acres of land in Payson, on which the Company maintains and operates a propane vapor system for its operations in Payson. The Company leases an office building in Payson under an agreement that expires in 2006. The Company has the right to extend the lease for two successive five year periods. EWP owns several large bulk propane tanks located in Pine, Strawberry, Payson and Starr Valley, which are used to serve customers in those communities and surrounding areas.

Item 3. - Legal Proceedings

         From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

         In addition to other litigation referred to above, the Company or its subsidiaries are involved in the following described litigation.

         EWR has been involved in a lawsuit with PPL Montana, LLC (PPLM) which was filed on July 2, 2001, and involved a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000. On June 17, 2003, EWR and PPLM reached agreement on a settlement of the lawsuit. Under the terms of the settlement, EWR paid PPLM a total of $3,200,000, consisting of an initial payment of $1,000,000 on June 17, 2003, and a second payment of $2,200,000 on September 30, 2003, terminating all proceedings in the case. EWR had established reserves in fiscal year 2001 of approximately $3,032,000 to pay a potential settlement with PPLM and the remaining $168,000 was charged to operating expenses in fiscal year 2003.

         By letter dated August 30, 2002, the Montana Department of Revenue
(DOR) notified the Company that the DOR had completed a property tax audit of the Company for the period January 1, 1997 through and including December 31, 2001, and had determined that the Company had under-reported its personal property and that additional property taxes and penalties should be assessed.

         On August 8, 2003, the Company reached agreement with the DOR to pay to DOR $2,430,000 in back taxes (without interest or penalty) for tax years 1992 through and including 2002. The settlement amount will be paid in ten equal annual installments of $243,000 on or before November 30 of each year beginning November 30, 2003.

         Under Montana law, the Company believes it is entitled to recover the amounts paid in connection with the DOR settlement through future rate adjustments without seeking approval from the MPSC. The amended rates will go into effect on January 1 following the date of each tax payment. The amended rate schedules must be filed with the MPSC on or before the effective date of the changes in taxes paid and the commission has 45 days to act on the adjusted rates submitted. If the commission determines that the rates were adjusted in error, then refunds must be paid to the customers. The Company has established a regulatory asset and a liability in the amount of $2,430,000.

Item 4. - Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock Prices and Dividend Comparison - Fiscal Years 2003 and 2002

         Shares of the Company's Common Stock are traded on the Nasdaq National Market under the symbol: "EWST." The following table sets forth the high and low bid prices for the Company's common stock. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent the actual transactions.

Price Range -- Fiscal Year 2003                        High                       Low
---------------------------------------           ---------------           -----------------
First Quarter                                     $     9.79                $       8.40
Second Quarter                                    $     8.89                $       7.25
Third Quarter                                     $     9.00                $       7.31
Fourth Quarter                                    $     8.74                $       4.74
Year                                              $     9.79                $       4.74

Price Range -- Fiscal Year 2002                        High                       Low
---------------------------------------           ---------------           -----------------
First Quarter                                     $    14.10                $       9.05
Second Quarter                                    $    12.52                $      10.40
Third Quarter                                     $    11.50                $       9.51
Fourth Quarter                                    $    10.51                $       9.00
Year                                              $    14.10                $       9.00

         On September 30, 2003, there were approximately 450 holders of record of the Company's common stock. The Board of Directors historically considered approving common stock dividends for payments in March, June, September and January. On June 17, 2003, the Company's Board of Directors suspended the payment of quarterly dividends. The Company's current credit agreement with LaSalle Bank prohibits the payment of dividends by the Company until such time as the Company's long-term debt is restructured or refinanced as required by the LaSalle credit agreement. (See Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources"). Quarterly dividend payments per common share for fiscal years 2003 and 2002 were:

                                                   Fiscal Year                Fiscal Year
                                                       2003                      2002
                                                  --------------            ---------------
September                                         $   0.1350                $     0.1300
January                                           $   0.1350                $     0.1300
March                                             $   0.1350                $     0.1300
June                                                      --                $     0.1350

Item 6. - Selected Financial Data

Selected Financial Data on a Consolidated Basis (2003-1999)

(dollar amounts in thousands, except per share data)

                                                    2003             2002           2001            2000              1999
                                                    ----             ----           ----            ----              ----
Operating results
Operating revenue                             $    79,146      $    90,172   $    111,612     $    64,398    $      48,864
Operating expenses
   Gas and electric purchases                      62,520           74,590         90,173          50,800           34,736
   General and administrative                      11,669            8,790         12,095           7,649            8,018
   Maintenance                                        497              466            428             400              469
   Depreciation and amortization                    2,393            2,059          1,970           1,856            1,695
   Taxes other than income                            888              946            723             639              708
                                              ------------------------------------------------------------------------------

   Total operating expenses                        77,967           86,851        105,389          61,344           45,626
                                              ------------------------------------------------------------------------------

Operating income                                    1,179            3,321          6,223           3,054            3,238

Other income-net                                      302              658            282             449              909

Total interest charges                              1,633            1,704          2,097           1,674            1,493
                                              ------------------------------------------------------------------------------

Income (loss) before taxes                           (152)           2,275          4,408           1,829            2,654
Income tax expense (benefit)                          (63)             874          1,643             708            1,067
                                              ------------------------------------------------------------------------------

Net Income (Loss)                             $       (89)     $     1,401   $      2,765     $     1,121     $      1,587
                                              ------------------------------------------------------------------------------

Basic earnings (loss) per common share        $     (0.03)     $      0.55   $       1.11     $      0.46     $       0.66
Diluted earnings (loss) per common share      $     (0.03)     $      0.55   $       1.10     $      0.46     $       0.66

Dividends per common share                    $      0.41      $      0.52   $       0.51     $      0.49     $       0.47
Weighed average common shares
   Outstanding - diluted                        2,586,487        2,558,782      2,509,738       2,456,555        2,418,910
At year end:
   Current assets                             $    18,172      $    19,091   $     26,621    $     16,387    $      11,429
   Total assets                               $    62,408      $    57,869   $     62,278    $     51,194    $      43,710

   Current liabilities                        $    21,569      $    19,899   $     24,416    $     14,831    $       7,230

   Total long-term obligations                $    14,834      $    15,367   $     15,881    $     16,395    $      16,840
   Total stockholders' equity                 $    15,299      $    16,272   $     15,613    $     13,786    $      13,532
                                              ------------------------------------------------------------------------------

   Total capitalization                       $    30,133      $    31,639   $     31,494    $     30,181    $      30,372
                                              ==============================================================================

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

CRITICAL ACCOUNTING POLICIES

         Note 1 to the Company's Consolidated Financial Statements contains a summary of the Company's significant accounting policies. The Company believes that its critical accounting policies are as follows:

         Effects of Regulation--The Company follows Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). Costs recovered through rates include income taxes, property taxes, environmental remediation and costs of gas.

         Recoverable/ Refundable Costs of Gas and Propane Purchases--The Company accounts for purchased gas costs in accordance with procedures authorized by the MPSC, the WPSC and the ACC under which purchased-gas and propane costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

         Derivatives--The Company accounts for certain derivative contracts that are used to manage risk in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which the Company adopted July 1, 2000.

RESULTS OF CONSOLIDATED OPERATIONS

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

Net Income

         The Company's net loss for fiscal year 2003 was $89,000 compared to a net income of $1,401,000 in fiscal year 2002, a decrease of $1,490,000. The reduction in net income is primarily due to the natural gas operations reduction of $755,000 due to reduced volumes and additional operating expenses. The Propane Operations segment had reduced net income of approximately $465,000 due to lower margins resulting from higher costs of propane and additional operating expense. The Company's EWR segment experienced a reduction in net income of $130,000 due primarily to additional legal fees of $1,017,000 related to the PPLM litigation which were partially offset by additional margins from natural gas trading. The Pipeline Operations segment had reduced income of $140,000 primarily due to expenses incurred to obtain FERC regulatory approval.

Revenue

         Operating revenues of the Company decreased by 12% from approximately $90,172,000 in fiscal year 2002 to $79,146,000 in fiscal year 2003. The Natural Gas Operations segment's revenues decreased $7,888,000 due to elimination of the surcharge approved by the MPSC in March 2001 for the recovery of increased gas costs that had been incurred prior to March 2001. The increased gas costs were fully recovered by June 2002, and the surcharge was eliminated. Also, warmer than normal weather experienced during fiscal year 2003 resulted in lower volumes. The Company's EWR segment experienced a decrease in revenues of $5,564,000 due to reduction in gas marketing revenues. The Propane Operations segment experienced an increase in revenues of $2,130,000 due to both higher prices and sales volumes and the Pipeline Operations segment experienced an increase in revenues of approximately $295,000.

Gross Margin

         Gross margins (operating revenues less cost of gas and electricity) increased approximately $1,044,000, or 6.0% in fiscal year 2003. This increase was attributable mainly to increased gross margins in the Company's EWR segment of $1,436,000 offset by gross margin decreases in both the Propane Operations and Natural Gas Operations segments resulting from higher than normal propane and gas costs.

Operating Income

         The Company's operating income decreased by approximately $2,142,000, from $3,321,000 in fiscal year 2002 to $1,179,000 in fiscal year 2003 due primarily to increased operating expenses. The Company's total operating expenses for fiscal year 2003 increased by approximately $3,186,000. This was primarily due to increases in general and administrative expenses of $2,879,000, as well as maintenance and depreciation increases of $31,000 and $334,000 respectively, with a corresponding decrease of $58,000 in taxes other than income.

         General and administrative expenses increased from $8,790,000 in fiscal year 2002 to $11,669,000 in fiscal year 2003. This increase of $2,879,000 was due primarily to increased legal expenses related to the PPLM litigation and additional expenses incurred to obtain short term financing. The costs of the PPLM litigation were approximately $1,552,000 in fiscal year 2003 compared with approximately $565,000 in fiscal year 2002. The Company also incurred additional expenses of approximately $420,000 in fiscal year 2003 related to obtaining short term financing.

Other Income

         Other income decreased by $356,000 from $658,000 in fiscal year 2002 to $302,000 in fiscal year 2003 primarily due to a non-recurring $300,000 settlement received by EWR in fiscal year 2002 as part of a transaction to purchase a group of producing natural gas reserves.

Interest Expense

         Interest expense decreased by $71,000 from $1,704,000 in fiscal year 2002 to $1,633,000 in fiscal year 2003 due to lower overall corporate borrowings in fiscal year 2003. Interest expense is allocated among the segments based on capital employed.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

Net Income

         The Company's net income for fiscal year 2002 was $1,401,000 compared to $2,765,000 in fiscal year 2001, a decrease of $1,364,000. The EWR segment had an earnings decrease of $1,922,000 due to reductions in revenues primarily from the remarketing of power and reductions in its wholesale gas revenues. The unusually high margins in fiscal year 2001 resulted from a combination of factors, including historically high market prices and remarketing of uncommitted power. The reduction in net income from the EWR segment was partially offset by an increase in net income in the Natural Gas Operations segment of $324,000, an increase in income from the propane operations of $264,000 and a reduction in income from the Pipeline Operations segment of approximately $30,000. The increase in the Natural Gas Operations segment's net income is due primarily to record cold temperatures experienced during the months of April, May and June. In addition, the Natural Gas Operations segment implemented reductions in discretionary expenses due to the warmer-than-normal weather conditions experienced during the first nine months of fiscal year 2002. The increase in net income from the Propane Operations segment is due to divestiture of retail propane assets in Montana and Wyoming.

Revenue

         Operating revenues of the Company decreased by 19% from approximately $111,612,000 to $90,172,000. This is due primarily to the EWR segment's reduction in revenues from remarketing power and natural gas of $17,125,000, a reduction of revenues from the Propane Operations segment of $3,211,000, and a reduction in revenue from the Natural Gas Operations segment of $1,090,000 related to lower prices of natural gas and a reduction from the Pipeline Operations segment of $14,000. The unusually high margins from the EWR segment in fiscal year 2001 resulted from a combination of unusual factors, including historically high market prices and remarketing of uncommitted power. The Company does not expect the combination of unusual factors that resulted in the unusually high income from the previous year to be repeated in the current year or in future years.

Gross Margin

         Gross margins (operating revenues less cost of gas and electricity) decreased approximately $5,857,000. The Company's EWR segment decreased gross margins by $5,977,000 due mainly to reductions in remarketing of power. The gross margins from the Natural Gas Operations segment increased by $180,000 due to an increase in volumes of gas sold while the gross margin in the Propane Operations segment decreased by $45,000 due to higher propane costs. Gross margins decreased by $14,000 in the Pipeline Operations segment due to lower gathering revenues.

Operating Income

         The Company's operating income decreased by approximately $2,902,000. Operating income from the EWR segment decreased by $3,550,000 due to lower gross margins from the remarketing of power. This lower margin was partially offset by a reduction in other operating expenses of $2,427,000.

         Operating income from the Natural Gas Operations segment increased by approximately $462,000 due to increased gross margins of $180,000 and reductions in other operating expenses of $282,000. The Propane Operations segment experienced an increase of $263,000 in operating income primarily due to the gain on the sale of the retail propane assets, and a reduction in general and administrative expenses of $308,000 offset by an increase in other expenses of $45,000 and gross margin reductions of $45,000.

         The Company's total operating expenses for fiscal year 2002 decreased by approximately $2,955,000. This reduction is due primarily to reduced incentive payments made during fiscal year 2002 compared to fiscal year 2001, reduced legal fees, a reduction in corporate overheads and the reduction attributable to the sale of the propane assets. Also, the Company implemented cutbacks in non-essential operating and maintenance expenses in fiscal year 2002. The cutback was due primarily to lower volumes being sold as a result of higher than normal temperatures in Montana, Wyoming and Arizona during the first nine months of fiscal year 2002.

Interest Expense

         Interest expense decreased by $393,000 due to reduction in short term borrowings and a decrease in short term average interest rates from 8.4% to approximately 4.6%

Other Income

         Other income increased by $376,000 due in part to a $300,000 settlement received by EWR as part of a transaction to purchase a group of producing natural gas reserves. EWR received the $300,000 discount on the portion of its purchase price from the seller as a settlement on any claims.


OPERATING RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS


                                              Years Ended June 30
                                           2003      2002       2001
                                           ----      ----       ----
                                               (in thousands)
Natural Gas Operations
  Operating revenues                      $31,627   $39,515   $40,605
  Gas purchased                            21,754    29,465    30,735
                                          ---------------------------
  Gross margin                              9,873    10,050     9,870
  Operating expenses                        8,542     7,497     7,779
                                          ---------------------------
  Operating income                          1,331     2,553     2,091
  Other (income) loss                         (94)     (153)     (131)
  Interest expense                            999     1,170     1,254
  Income tax expense                          245       600       356
                                          ---------------------------

    Net income natural gas operations     $   181   $   936   $   612
                                          ---------------------------



Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

Revenues and Gross Margins

         The Natural Gas Operations segment's operating revenues decreased from approximately $39,515,000 in fiscal year 2002 to approximately $31,627,000 in fiscal year 2003. This decrease of $7,888,000 was due primarily to the elimination of the surcharge approved by the MPSC in March 2001 for the recovery of increased gas costs that had been incurred prior to March 2001.

The increased gas costs were fully recovered by June 2002, and the surcharge was eliminated. Also, warmer than normal weather experienced during fiscal year 2003 and reduced volumes being sold to a large industrial customer by EWW, resulted in lower total volumes of natural gas sold of approximately 369,000 Mcf, a 6% reduction from fiscal year 2002.

         Gross margin, defined as operating revenues less cost of natural gas, declined from approximately $10,050,000 in fiscal year 2002 to approximately $9,873,000 in fiscal year 2003, primarily due to the reduction in sales volumes experienced during fiscal year 2003.

         Natural gas purchases decreased from $29,465,000 in fiscal year 2002 to $21,754,000 in fiscal year 2003. The decrease in gas costs of $7,711,000 is due to lower volumes being sold and the lower cost of natural gas during fiscal year 2003.

Operating Expenses

         The Natural Gas Operations segment's operating expenses were $8,542,000 for fiscal year 2003 compared to $7,497,000 for fiscal year 2002. The increase in operating expenses of $1,045,000 was due primarily to an increase in property taxes, an increase in general liability insurance premiums, increases in employee benefit costs and increases in general corporate overhead items allocated to the Natural Gas Operations segment.

Non Operating Income

         Non operating income decreased by $59,000 from $153,000 in fiscal year 2002 to $94,000 in fiscal year 2003. The decrease was primarily due to a reduction in service sales related to home and industrial installations.

Interest Expense

         Interest expense decreased from $1,170,000 in fiscal year 2002 to $999,000 in fiscal year 2003. The decrease of $171,000 was due primarily to reduced overall corporate borrowings.

Income Tax Expense

         Income tax expense was $600,000 for fiscal year 2002 compared to $245,000 for fiscal year 2003. The reduction of $355,000 is the result of reduced taxable income for the natural gas operations for fiscal year 2003. Income tax expense for each segment is computed as if the segment filed its own income tax returns.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

Revenues and Gross Margins

         The Natural Gas Operations segment's operating revenues in fiscal year 2002 decreased to $39,515,000 from $40,605,000 in fiscal year 2001. This was primarily due to warmer temperatures in the two states served by these operations, and lower cost of gas. In March 2001, the MPSC approved recovery of approximately $6,500,000 over one year for gas costs the Company had incurred prior to that period. As of June 2002, the EWM division had recovered all of the increased costs, and therefore, the surcharge previously approved by the MPSC was eliminated. Going forward, the MPSC requires a monthly filing to adjust customer rates if commodity prices increase or decrease by $.10 per Mcf or more.

         Gross margin, which is defined as operating revenues less gas purchased, was approximately $10,050,000 for fiscal year 2002 compared to approximately $9,873,000 in fiscal year 2001 primarily due to lower cost of gas.

         Gas purchases in the Natural Gas Operations segment decreased by $1,270,000 from $30,735,000 in fiscal year 2001 to $29,465,000 in fiscal year
2002. The decrease in gas costs are reflective of the lower volumes sold due to the warmer temperatures, the lower cost of gas and the new gas cost recovery mechanism in Montana, which allowed for a more responsive treatment of the regulated gas costs to reflect market prices.

Operating Expenses

         The Natural Gas Operations segment's operating expenses were approximately $7,497,000 for fiscal year 2002, as compared to $7,779,000 for fiscal year 2001. The reduction of $282,000 is due to the reduction in operating expenses and reductions in the amount of overhead allocated to the Natural Gas Operations segment.

Non Operating Income

         Non operating income increased by $22,000 from $131,000 in fiscal year 2001 to $153,000 in fiscal year 2002. The increase was due primarily to miscellaneous fixed assets sales during fiscal year 2002.

Interest Expense

         Interest charges allocable to the Company's Natural Gas Operations segment decreased by $84,000 from $1,254,000 in fiscal year 2001 to $1,170,000 during fiscal year 2002. The reduction is the result of lower annual interest rates experienced in fiscal year 2002 and lower short term borrowings by the Company.

Income Tax Expense

         State and federal income taxes of the Company's Natural Gas Operations segment increased by $244,000 from $356,000 in fiscal year 2001 to $600,000 during fiscal year 2002. The increase was the result of an increase in taxable income of the Natural Gas Operations segment.

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                              Years Ended June 30
                                           2003      2002       2001
                                           ----      ----       ----
                                               (in thousands)
Propane Operations
  Operating revenues                      $12,786   $10,656   $13,867
  Gas purchased                             8,762     6,407     9,573
                                          ---------------------------
  Gross margin                              4,024     4,249     4,294
  Operating expenses                        3,600     3,065     3,373
                                          ---------------------------
  Operating income                            424     1,184       921
  Other (income) loss                        (187)     (199)     (128)
  Interest expense                            403       427       487
  Income tax expense                           68       351       221
                                          ---------------------------

    Net income propane operations         $   140   $   605   $   341
                                          ---------------------------


Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

Revenues and Gross Margins

         The Propane Operations segment's revenues rose from $10,656,000 in fiscal year 2002 to $12,786,000 in fiscal year 2003, an increase of $2,130,000 or 20%. This increase in revenues is due to increased sales prices in the second half of fiscal year 2003 in the Company's wholesale propane operations, coupled with an overall increase in volume in the Propane Operations segment. Total volume for the Propane Operations segment increased from 12,816,000 gallons in fiscal year 2002 to 16,033,000 gallons in fiscal year 2003, an increase of 25%. Cost of propane sold increased from $6,407,000 to $8,762,000 for the same period, a 37% increase, due to the increase in volumes sold and increases in the cost of propane for both the regulated utility and the wholesale propane operations. These increases in revenues and corresponding increase in cost of propane sold resulted in a decrease of $225,000 in gross margins, or 5.3%, from $4,249,000 in fiscal year 2002 to $4,024,000 in fiscal year 2003.

Operating Expenses

         Operating expenses were $3,600,000 for fiscal year 2003 compared to $3,065,000 for fiscal year 2002. The increase of $535,000 was primarily related to increases in depreciation, corporate overhead allocations, and increased sales expenses in the wholesale propane operation.

Non Operating Income

         Non operating income decreased by $12,000 from $199,000 in fiscal year 2002 to $187,000 in fiscal year 2003. This decrease is due primarily to the collection of a previously written off bad debt account in fiscal year 2002.

Interest Expense

         Interest expense decreased from $427,000 in fiscal year 2002 to $403,000 in fiscal year 2003. The reduction of $24,000 is due to lower interest costs being allocated to the propane operations resulting from lower overall borrowings by the Company.

Income Tax Expense

         Income taxes decreased from $351,000 in fiscal year 2002 to $68,000 in fiscal year 2003 due to lower taxable income.


Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

Revenues and Gross Margins

         The Propane Operations segment's revenues decreased from $13,867,000 in fiscal 2001 compared to $10,656,000 in fiscal year 2002, a reduction of $3,211,000 or 23%. This decrease in revenues is due mainly to lower spot market for propane sold during the year as well as a 10% reduction in volumes sold from fiscal year 2001 compared to fiscal year 2002. Also contributing to the reduction in revenues was the sale of the retail propane operations in Montana and Wyoming. The reduction in total revenues attributable to the sale of these two operations was approximately $260,000 related to the Wyoming operations and approximately $123,000 related to the Montana retail operations. The Propane Operations segment was able to take advantage of the lower market prices for propane. The cost of propane sold decreased from $9,573,000 during fiscal year 2001 to $6,407,000 for fiscal year 2002 or a reduction of approximately 33%. Gross margins decreased by $45,000, less than 1%.

Operating Expenses

         Operating expenses were $3,065,000 for fiscal year 2002 compared to $3,373,000 for fiscal year 2001, a decrease of $308,000. Operating expenses decreased due to reduction in general and administrative expenses of $338,000 resulting from the sale of the retail propane assets in Montana and Wyoming offset by an increase to additional costs incurred for propane pipeline safety maintenance in the Arizona locations.

Non Operating Income

         Non operating income increased by $71,000 from $128,000 in fiscal year 2001 to $199,000 in fiscal year 2002. This increase in due primarily to the collection of a previously written off bad debt account.

Interest Expense

         Interest expense declined from $487,000 in fiscal year 2001 to $427,000 in fiscal year 2002. The reduction of $60,000 was due to lower interest costs being allocated to the propane operations resulting from lower overall borrowings by the Company and the lower average interest rate on short term borrowings.

Income Tax Expense

         Income taxes increased from $221,000 in fiscal year 2001 to $351,000 in fiscal year 2002 due to higher taxable income for the year.


OPERATING RESULTS OF THE COMPANY'S EWR SEGMENT

                                              Years Ended June 30
                                           2003      2002       2001
                                           ----      ----       ----
                                               (in thousands)
EWR
  Operating revenues                      $34,283   $39,847   $56,972
  Gas purchased                            31,717    38,717    49,865
                                          ---------------------------
  Gross margin                              2,566     1,130     7,107
  Operating expenses                        3,040     1,628     4,055
                                          ---------------------------
  Operating income (loss)                    (474)     (498)    3,052
  Other (income) loss                         (19)     (304)      (22)
  Interest expense                            223       104       338
  Income tax expense (benefit)               (360)     (110)    1,002
                                          ---------------------------

    Net income (loss) EWR operations      $  (318)  $  (188)  $ 1,734
                                          ---------------------------

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

Revenues and Gross Margins

         The EWR segment's gross margins were approximately $2,566,000 for fiscal year 2003 compared to $1,130,000 for fiscal year 2002, an increase of $1,436,000. This increase was primarily due to a $1,509,000 increase in natural gas margins (primarily from the sale of storage inventories during the third quarter) and an increase in margins of $338,000 from production properties purchased in fiscal year 2002, offset by a decline of approximately $411,000 in gross margins from the sale of electricity.

Operating Expenses

         Operating expenses for the EWR segment were approximately $3,040,000 for fiscal year 2003 compared to $1,628,000 for the previous fiscal year. The most significant factor causing the increase of $1,412,000 was increased legal expenses related to the PPLM litigation. The costs of the PPLM litigation were approximately $1,552,000 for fiscal year 2003 compared to approximately $535,000 for fiscal year 2002. The remainder of the increase in operating expenses of $395,000 was due primarily to increases in liability insurance, employee benefits, increased bad debt expenses and an increase in the amount of allocated corporate overhead.

Non Operating Income

         Non operating income was approximately $19,000 in fiscal year 2003 compared to approximately $304,000 for fiscal year 2002. The reduction is primarily due to the EWR segment's receipt of a $300,000 discount on the purchase of production properties during fiscal year 2002 that was not repeated during the current fiscal year.

Interest Expense

         Interest charges allocable to the EWR segment increased by $119,000 from $104,000 in fiscal year 2002 to $223,000 in fiscal year 2003. This increase was primarily due to the allocation of interest expense based on an increase in capital employed.

Income Tax Expense

         The EWR segment experienced an income tax benefit of $360,000 during fiscal year 2003 compared to an income tax benefit of $110,000 in fiscal year 2002 due to the reduction in taxable income from its operations.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

Revenues and Gross Margins

         The EWR segment experienced a reduction in gross margin of $5,977,000 for the fiscal year 2002 compared to fiscal year 2001. The majority of the 84% decrease was due to the reduction in margins associated with the remarketing of electricity at unusually high market prices experienced during fiscal year 2001. The same market conditions were not present during fiscal year 2002.

Operating Expenses

         Operating expenses for the EWR segment were $1,628,000 during fiscal year 2002 compared to $4,055,000 during fiscal year 2001. The $2,427,000 decrease was due mainly to the reduction in incentives and commissions related to the decrease in gross margins. Partially offsetting those reductions were approximately $535,000 in legal expenses related to the litigation with PPLM.

Non Operating Income

         Non operating income was $282,000 higher in fiscal year 2002 compared to fiscal year 2001. This increase was due to a $300,000 settlement received by EWR as part of a transaction to purchase a group of producing natural gas reserves located in northern Montana. EWR received the $300,000 discount on the portion of its purchase price from the seller as a settlement on any claims against it by EWR. This transaction took place during the fourth quarter of fiscal year 2002.

Interest Expense

         Interest expense decreased during fiscal year 2002 by $234,000 due mainly to a decrease in short-term borrowing rates, as well as an overall reduction in borrowing.

Income Tax Expense

         The EWR segment experienced an income tax benefit of $110,000 during fiscal year 2002 compared to an expense of $1,002,000 in fiscal year 2001 due to the reduction in taxable income from its operations.


OPERATING RESULTS OF THE COMPANY PIPELINE OPERATIONS

                                              Years Ended June 30
                                           2003      2002       2001
                                           ----      ----       ----
                                               (in thousands)
Pipeline Operations
  Operating revenues                         $449      $154      $168
  Gas purchased                               287        --        --
                                          ---------------------------
  Gross margin                                162       154       168
  Operating expenses                          265        71         9
                                          ---------------------------
  Operating income (loss)                    (103)       83       159
  Other (income) loss                          (1)       --        --
  Interest expense                              7         3        17
  Income tax expense (benefit)                (17)       32        64
                                          ---------------------------

    Net income (loss) pipeline operations    $(92)      $48       $78
                                          ---------------------------


         Pipeline Operations was added as a new segment as of July 1, 2002. The results of this segment reflect operation of natural gas gathering systems placed into service in fiscal year 2001, and transferred from EWR to EWD. For fiscal year 2003 the revenues reported in the Pipeline Operations segment consist of gathering revenues related to the pipeline operations in the Wyoming and Montana areas. Also included in the Pipeline Operations segment are the revenues and expenses associated with the recently purchased production reserves.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

Revenues and Gross Margins

         The Pipeline Operations segment's revenues increased from $154,000 in fiscal year 2002 to approximately $449,000 in fiscal year 2003. The increase of $295,000 is due primarily to revenues generated from natural gas production properties purchased in fiscal year 2003. The cost of gas purchased increased $287,000 from fiscal year 2003 compared to fiscal year 2002 due to the increased costs associated with the cost of the production.

Operating Expenses

         Operating expenses increased from $71,000 in fiscal year 2002 to $265,000 in fiscal year 2003. The increase of $194,000 is due to additional expenses associated with production properties and additional expenses incurred in obtaining FERC regulatory approval to operate the interstate natural gas transportation pipeline placed in service on July 3, 2003.

Income Tax Expense

         Income tax expense decreased $49,000 from an income tax expense in fiscal year 2002 of $32,000 to an income tax benefit of $17,000 in fiscal year 2003. The decrease in income taxes is due to the reduction in taxable income from pipeline operations.


Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

Revenues and Gross Margins

         Revenues and gross margin decreased from $168,000 in fiscal year 2001 to $154,000 in fiscal year 2002. This decrease of $14,000 was due to reductions in gathering system revenues resulting from lower volumes being transported.

Operating Expenses

         Operating expenses increased by $62,000 from $9,000 in fiscal year 2001 compared to $71,000 in fiscal year 2002. The increase was due to additional salaries and related benefits and depreciation of the natural gas gathering systems.

Income Tax Expense

         Income tax expense decreased from $64,000 in fiscal year 2001 to $32,000 in fiscal year 2002. The decrease of $32,000 is due to lower taxable income from the pipeline operations.


CASH FLOW ANALYSIS

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

         Cash provided by operating activities consists of net income and noncash items including depreciation, depletion, amortization and deferred income taxes. Additionally, changes in working capital are also included in cash provided by operating activities. The Company expects that internally generated cash, coupled with short-term borrowings, will be sufficient to satisfy its operating requirements and normal capital expenditures.

The primary cash flows during the last three years are summarized below:

                                                      Years Ended June 30
                                                 2003         2002        2001
                                                 ----         ----        ----
                                                        (in thousands)
Provided by Operating activities             $ 4,546,169  $ 7,114,030  $ 6,008,065

Used in investing activities                  (4,073,912)  (5,149,890)  (3,287,843)

Provided by (used in) financing activities     1,098,854   (1,817,150)  (2,611,729)
                                             --------------------------------------
Net increase in cash
and cash equivalents                         $ 1,571,111  $   146,990  $   108,493
                                             --------------------------------------

Governmental Regulation

         The Company's utility operations are subject to regulation by the MPC, the WPSC, and the ACC. Such regulation plays a significant role in determining the Company's return on equity. The commissions approve rates that are intended to permit a specified rate of return on investment. The Company's tariffs allow the cost of gas to be passed through to customers. The pass-through causes some delay, however, between the time that the gas costs are incurred by the Company and the time that the Company recovers such costs from customers.

Seasonality

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating capital needs, as well as dividend payments and capital expenditures are generally funded through cash flow from operating activities and short term borrowing. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term funds. When the short-term debt balance significantly exceeds working capital requirements, the Company has issued long-term debt or equity securities to pay down short-term debt. The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and the Company's short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.

         At June 30, 2003, the Company had approximately $1,939,000 of cash on hand and a $10,595,000 unsecured bank credit facility, of which approximately $6,105,000 had been borrowed under the credit agreement. The Company's short-term borrowings under its lines of credit during fiscal 2003 had a daily weighted average interest rate of 4.54% per annum. At June 30, 2003, the Company had outstanding letters of credit totaling $4,400,000 related to electricity and gas purchase contracts. These letters of credit are netted against the Company's bank lines of credit, which resulted in net availability of approximately $90,000 under the Company's line of credit at June 30, 2003.

         Following an adverse ruling in the PPLM lawsuit on March 7, 2003, the Company's bank lender, Wells Fargo Bank Montana, National Association ("Wells Fargo") and the Company began negotiations with respect to the Company's credit facility which was set to expire in May 2003. Wells Fargo granted a series of extensions of the credit facility through September 5, 2003.

         On September 5, 2003, the Company reached an agreement with Wells Fargo for a new credit facility through October 15, 2003 (the "Wells Fargo Facility"). The terms of the new Wells Fargo Facility established a term loan of approximately $10,400,000, the proceeds of which were used to repay the prior Wells Fargo credit facility and to establish a reserve of approximately $2,600,000 for letters of credit that remained outstanding from the prior facility. In addition, the Wells Fargo Facility established a revolving line of credit under which the Company could borrow up to $3,000,000 for working capital and certain other expenses. Borrowings under the new Wells Fargo Facility were secured by liens on substantially all of the assets of the Company used in its regulated operations in Arizona, and by substantially all of the assets of the Company's subsidiaries. As required under the terms of the Company's outstanding long-term notes and bonds (the "Long Term Debt"), the Company's obligations under the Long Term Debt were secured on an equal and ratable basis with Wells Fargo in the collateral granted to secure the Wells Fargo Facility with the exception of the first $1,000,000 of debt under the Wells Fargo Facility.

         On September 30, 2003, the Company established a $23,000,000 revolving credit facility (the "LaSalle Facility") with LaSalle Bank National Association, as Agent for certain banks (collectively, the "Lender"). The LaSalle Facility replaced the Wells Fargo Facility and the amount due under the Wells Fargo Facility was paid in full out of the proceeds of the LaSalle Facility. Borrowings under the LaSalle Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. As required under the terms of the Long Term Debt, the Company's obligations under the Long Term Debt are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Facility with the exception of the first $1,000,000 of debt under the LaSalle Facility.

         Under applicable law, the Company was required to obtain approval from the MPSC and the WPSC to enter into the LaSalle Facility. Both commissions gave the necessary approval. The MPSC order granting approval imposed several requirements on the Company including restrictions on the use of the proceeds of the LaSalle Facility for anything other than utility purposes, and requirements that the Company provide ongoing reports to the MPSC with respect to the financial condition of the Company and its non-regulated subsidiaries, and certain other matters. The MPSC order provided that the Company could fund the remaining $2.2 million settlement payment owed by EWR to PPLM. The settlement payment was made on September 30, 2003, ending the litigation between the two parties.

         The LaSalle Facility provides that the maximum availability under the facility will be reduced from $23,000,000 to $15,000,000 no later than March 31, 2004. From and after the date on which the amount of availability under the LaSalle Facility is reduced, the LaSalle Facility is to be secured by a senior priority lien in the accounts receivable and inventory of the Company and its subsidiaries. As a result of the provisions providing for the reduction in the maximum availability under the LaSalle Facility, the Company will be required to refinance or restructure the Long Term Debt by March 31, 2004. The Company anticipates that such refinancing or restructuring will involve providing a senior priority lien in the fixed assets of the Company and its subsidiaries to secure the Long Term Debt or any long-term debt that the Company issues to replace the current Long Term Debt. The Company also anticipates that it will increase the total amount of long-term debt outstanding in connection with such refinancing or restructuring. The Company presently anticipates that the amount of such increase in long-term debt will be approximately $8,000,000. The Company believes that it will be able to accomplish the Long Term Debt restructuring or refinancing by March 31, 2004. Failure to complete the restructuring or refinancing of the Long Term Debt, as discussed above, would be a default under the terms of the LaSalle Facility.

         During the period prior to the refinancing or restructuring of the Company's Long Term Debt, the terms of the LaSalle Facility provide that the Company cannot pay dividends to its shareholders. In June 2003, the Company's Board of Directors suspended the Company's fourth quarter dividend to allow for strengthening of the Company's balance sheet. The Company expects that it will be able to accomplish the long-term debt restructuring by March 31, 2004.

         Under the LaSalle Facility, the Company has the option to pay interest at either the London Interbank Offered Rate (LIBOR) plus 250 basis points (bps) or the higher of (a) the rate publicly announced from time to time by LaSalle as its "prime rate" or (b) the Federal Funds Rate plus 0.5% per annum. The LaSalle Facility also has a commitment fee of 35 bps due on the daily unutilized portion of the facility.

          The LaSalle Facility requires that the Company maintain compliance with a number of financial covenants including limitations on annual capital expenditures to an amount equal to or less than $5,000,000. The Company must also maintain a total debt to total capital ratio of less than .65 to 1.00 and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization (EBITDA), plus agreed upon add backs, divided by interest expense) of no less than 2.00 to 1.00. Finally, the Company must restrict its open positions and Value at Risk (VaR) in its wholesale operations to an amount not to exceed $1,000,000. The Company met all of these financial covenants at the time it entered into the LaSalle Facility.

          At September 30, 2003, the Company had borrowed $16,601,548 under the LaSalle Facility and had $6,398,452 of borrowing capacity under the LaSalle Facility.

         In addition to its bank lines of credit, the Company has outstanding certain notes and industrial development revenue obligations (collectively "Long Term Debt"). The Company's Long Term Debt is made up of three separate debt issues: $8,000,000 of Series 1997 unsecured notes bearing interest at the rate of 7.5%; $7,800,000 of Series 1993 unsecured notes bearing interest at rates ranging from 6.20% to 7.60%; and Cascade County, Montana Series 1992B Industrial Development Revenue Obligations in the amount of $1,800,000. As required by the terms of the Long Term Debt, the Company's obligations under the Long Term Debt are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Facility with the exception of the first $1,000,000 of debt under the LaSalle Facility.

         The total amount of the Company's obligations under the Long Term Debt was $15,355,000 and $15,856,000, at June 30, 2003 and June 30, 2002,
respectively. The portion of such obligations due within one year was $530,000 and $500,000 at June 30, 2003, and June 30, 2002, respectively. Under the terms of such Long Term Debt obligations, additional principal payments of $570,000 will be due during fiscal 2005, $610,000 during fiscal 2006, $655,000 during fiscal 2007, $700,000 during fiscal 2008, and $12,290,444 during periods after fiscal 2008.

         A table of the Company's Long Term Debt, as well as other long-term commitments and contingencies, and the corresponding maturity dates are listed below. The table does not reflect commitments and liabilities incurred in the ordinary course of business (such as gas purchase agreements), which are payable within less than 12 months. The "Less than 1 year" amount listed below for "Unconditional Purchase Obligations" represents commitments for long term gas supply.

------------------------------------------------------------------------------------------------
                                   Payments Due by Period
                               -----------------------------------------------------------------
                                            Less        1 -3          4 - 5        After 5
Contractual                   Total         than        years         years        Years
Obligations                                 1 year
------------------------------------------------------------------------------------------------
Long-Term Debt                $15,355,444   $530,000    $1,180,000    $1,355,000   $12,290,444
------------------------------------------------------------------------------------------------
Operating Lease
Obligations                       746,011    183,765       295,198       181,248        85,800
------------------------------------------------------------------------------------------------
Capital Lease
Obligations                        11,379      2,372         5,794         3,213            --
------------------------------------------------------------------------------------------------
Unconditional Gas
Purchase Obligations            7,984,082  3,426,573     3,078,905     1,478,604            --
------------------------------------------------------------------------------------------------
Transportation and Storage
Obligation                     28,392,640  4,258,896     8,517,792     8,517,792     7,098,160
------------------------------------------------------------------------------------------------

Total Obligations              52,489,556  8,401,606    13,077,689    11,535,857    19,474,404
------------------------------------------------------------------------------------------------

         Under the terms of the Long Term Debt obligations, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, liens and secured indebtedness, and asset sales, and the Company is restricted from incurring additional long-term indebtedness if it does not meet certain financial debt and interest ratios. Management believes that the Company is in compliance with all Long Term Debt covenants as of June 30, 2003. For the fiscal year ended June 30, 2003, the Company's ratio of earnings to fixed charges was less than 1.5. Under the terms of the Long-Term Debt, the Company must achieve 1.5 ratio of earnings to fixed charges by the end of fiscal year 2004, or the Company will be restricted from incurring additional debt with a maturity of one year or longer. As required under the terms of the Long Term Debt, the Company's obligations under the Long Term Debt are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Facility with the exception of the first $1,000,000 of debt under the LaSalle Facility.

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

         The regulatory structure in which the Company operates is in transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. The changes in the gas industry have allowed certain customers to negotiate their own gas purchases directly with producers or brokers. To date, the changes in the gas industry have not had a negative impact on earnings or cash flow of the Company's regulated segment. The Company's regulated natural gas and propane vapor operations follow Statement of Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). If the Company's natural gas and propane vapor operations were to discontinue the application of SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS No. 71.

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

- The impact of FERC and state public service commission statutes and regulation, including allowed rates of return, and the resolution of other regulatory matters;
- The ability of the Company and its subsidiaries to obtain governmental and regulatory approval of various expansion or other projects;
- The costs and effects of legal and administrative claims and proceedings against the Company or its subsidiaries;
- Conditions of the capital markets the Company utilizes to access capital to finance operations;
- The ability to raise capital in a cost-effective way;
- The effect of changes in accounting policies, if any;
- The ability to manage growth of the Company;
- The ability to control costs;
- The ability of each business unit to successfully implement key systems, such as service delivery systems;
- The ability of the Company and its subsidiaries to develop expanded markets and product offerings as well as their ability to maintain existing markets;
- The ability of customers of the energy marketing and trading business to obtain financing for various projects;
- The ability of customers of the energy marketing and trading business to obtain governmental and regulatory approval of various projects;
- Future utilization of pipeline capacity, which can depend on energy prices, competition from alternative fuels, the general level of natural gas and propane demand, decisions by customers not to renew expiring natural gas or propane contracts, and weather conditions; and
- Global and domestic economic repercussions from terrorist activities and the government's response thereto.

INFLATION

         Capital intensive businesses, such as the Company's natural gas and propane vapor operations, are significantly affected by long-term inflation. Neither depreciation charges against earnings nor the ratemaking process reflect the replacement cost of utility plant. However, based on past practices of regulators, these businesses will be allowed to recover and earn on the actual cost of their investment in the replacement or upgrade of plant. Although prices for natural gas and propane vapor may fluctuate, earnings are not impacted because gas and propane vapor cost tracking procedures annually, and more often with approval of the various Public Service Commissions, balance gas and propane vapor costs collected from customers with the costs of supplying natural gas and propane vapor. The Company believes that the effects of inflation, at currently anticipated levels, will not materially affect results of operations.

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

         The Company and its consultants continue their work with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve them. Although the MDEQ has not established guidance to attain a technical waiver, the U.S. Environmental Protection Agency (EPA) has developed such guidance. The EPA guidance lists factors which render mediations technically impracticable. The Company has filed a request for a waiver respecting compliance with certain standards with the MDEQ.

         At June 30, 2003, the Company had incurred cumulative costs of approximately $2,034,000 in connection with its evaluation and remediation of the site. The Company also estimates that it will incur at least $60,000 in additional expenses in connection with its investigation and remediation for this site. On May 30, 1995, the Company received an order from the MPSC allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 2003, the Company had recovered approximately $1,443,000 through such surcharges.

         On April 15, 2003, the MPSC issued an Order to Show Cause Regarding the Environmental Surcharge. The MPSC required the Company to show cause why it was not in violation of the 1995 order by failing to seek renewal of the surcharge at the conclusion of the initial two year recovery period. The Company responded to the MPSC and an interim order has been issued by the MPSC suspending the collection by the Company of the surcharge until further investigation can be conducted and requiring a new application from the Company respecting this surcharge. The Company has submitted its revised application and is awaiting further MPSC action. Company management believes the Company's application will be granted. The Company currently has an unrecovered balance of $590,000 awaiting recovery through this mechanism. In the event that the MPSC does not approve the Company's revised application, in addition to potentially being unable to recover the unrecovered balance of $590,000, the Company could be required to refund to customers a portion of the $1,443,000 previously collected through surcharges.

DERIVATIVES AND RISK MANAGEMENT

         Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established policies and procedures to manage such risks. The Company has a Risk Management Committee (RMC), comprised of Company officers and management to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business.

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

         During the third quarter of fiscal year 2002, EWR terminated its existing derivative contracts with Enron Canada Corporation (ECC), a subsidiary of Enron Corp. Most of these contracts were commodity swaps that EWR had entered into to mitigate the effects of fluctuations in the market price of natural gas. The derivative contracts with ECC were entered into at various times in order to lock in margins on certain contracts under which EWR had commitments to other parties to sell natural gas at fixed prices (the "Future Supply Agreements"). EWR made the decision to terminate these ECC contracts because of concerns relating to the bankruptcy of Enron Corp. At the date of termination, the market price of natural gas was substantially lower than the price had been when EWR entered into the contracts, resulting in a net amount due from EWR to ECC of approximately $5,400,000. EWR paid this amount to ECC upon the termination of the contracts, and thereby discharged the liability related to the contracts. The costs related to such termination were reflected in the Company's consolidated statement of income as adjustments to gas purchased for the fiscal year ended June 30, 2002. At the time the Company terminated the ECC derivative contracts, the Company entered into new gas purchase contracts (the "Future Purchase Agreements") at prices much lower than those provided for under the ECC contracts. The Company recognized income as a result of the mark-to-market accounting treatment of the Future Purchase Agreements, and therefore the termination of the ECC derivative contracts did not have a material impact on the Company's consolidated statement of income.

         The Future Purchase Agreements and the Future Sales Agreements continue to be valued on a mark-to market basis. As of June 30, 2003, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                                             Assets          Liabilities
                                                                             ------          -----------
Contracts maturing during fiscal year 2004:                                $  880,240          $285,610
Contracts maturing during fiscal years 2005 and 2006:                       1,431,154           236,795
Contracts maturing during fiscal years 2007 and 2008:                         352,849           221,052
Contracts maturing from fiscal years 2009 and beyond:                          55,397            37,246
                                                                           ----------          --------
         Total                                                             $2,719,640          $780,703

         During fiscal year 2003, the Company did not enter into any new contracts that would be accounted for using mark-to-market accounting under SFAS No. 133.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis and other portions of this annual report on Form 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements include, but are not limited to, statements regarding competition, the effects of the PPLM settlement and the DOR settlement, the outcome of regulatory proceedings, capital expenditure needs, the Company's liquidity position and the effects of inflation. Forward-looking statements can be identified by words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

         Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risk factors set forth under the heading "Risk Factors."

         Any such forward-looking statement is qualified by reference to these risk factors. The Company cautions that these risks and factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company except as required by law.

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

Commodity Price Risk

         The Company protects itself against price fluctuations on natural gas and electricity by limiting the aggregate level of net open positions, which are exposed to market price changes and through the use of natural gas derivative instruments. The net open position is actively managed with strict policies designed to limit the exposure to market risk, and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. The Company's results of operations are significantly impacted by changes in the price of natural gas. During fiscal years 2003 and 2002, natural gas accounted for 55% and 62% respectively, of the Company's operating expenses. In order to provide short-term protection against a sharp increase in natural gas prices, the Company from time to time enters into natural gas call and put options, swap contracts and purchase commitments. The Company's gas hedging strategy could result in the Company not fully benefiting from certain gas price declines.

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

Item 8. Financial Statements and Supplementary Data

         The Consolidated Financial Statements of the Company are filed under this Item, beginning on page F-1 of this Annual Report on Form 10-K.

         Selected quarterly financial data required under this Item is included in Note 16 to the Company's Consolidated Financial Statements.

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

Item 9A. - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

         Our management evaluated, with the participation of our Interim Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal financial officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Interim Chief Executive Officer (principal executive officer) and our Vice President and Controller (principal financial officer) have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls over financial reporting.

         There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. - Directors and Executive Officer of the Registrant

Information concerning the executive officers of the Company is included in Part I, Item I of this Form 10-K. The information contained under the heading "Proposal 1: Election of Directors" in the Proxy Statement is incorporated by reference in response to this Item.

Item 11. - Executive Compensation

The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated by reference in response to this Item.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Certain Beneficial Ownership of the Company's Common Stock" in the Proxy Statement is incorporated by reference in response to this Item.

Item 13. - Certain Relationships and Related Transactions

There are no transactions with management or business relationships with others that require disclosure under Item 404 of Regulation S-K.

Item 14. - Principal Accountant Fees and Services

         Pursuant to SEC Release No. 33-8183 (as corrected by Release
No. 33-81834), the disclosure requirements of this Item 14 are not effective until the Company's first fiscal year ending after December 31, 2003.

PART IV

Item 15. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial Statements included in Part II, Item 8:                 Page
                  Report of Independent Auditors                                F-2
                  Consolidated Balance Sheets                                   F-4
                  Consolidated Statements of Operations                         F-6
                  Consolidated Statements of Stockholders' Equity               F-7
                  Consolidated Statements of Cash Flows                         F-8
                  Notes to Consolidated Financial Statements                    F-10
         2.   Financial Statement Schedules included in Item 15(d):
                  Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. The Exhibits required to be filed by Item 601 of Regulation S-K are listed under the heading "Exhibit Index," below.

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K, in response to Items 5 and 7, on June 27, 2003 announcing that it had agreed with Wells Fargo Bank Montana, N.A. on an extension of its credit facility through July 31, 2003.

         The Company filed a Form 8-K, in response to Items 5 and 7, on June 24, 2003 announcing that Wells Fargo Bank Montana, N.A. had extended the maturity date of its credit facility through June 26, 2003.

         The Company filed a Form 8-K, in response to Items 5 and 7, on June 18, 2003 announcing that its subsidiary, Energy West Resources, Inc. ("EWR"), and PPL Montana, LLC ("PPLM"), agreed to settle their lawsuit pending in the United States District Court for the District of Montana, for payments by EWR to PPLM totaling $3.2 million and announcing the suspension of its quarterly dividend, other actions to strengthen its financial position and the impact of the settlement with PPLM.

         The Company filed a Form 8-K, in response to Items 5 and 7, on June 3, 2003, announcing it agreed with Wells Fargo Bank Montana, N.A., on an extension of its credit facility through June 23, 2003. The Company also issued a press release on June 3, 2003 correcting an error in the headline of the June 2, 2003 press release.

         The Company filed a Form 8-K, in response to Items 5 and 7, on May 1, 2003, announcing it had agreed with Wells Fargo Bank Montana, N.A., on an extension of its credit facility through June 2, 2003.

(c) EXHIBITS. The Exhibits required to be filed by Item 601 of Regulation S-K are listed under the heading "Exhibit Index," below.

(d)      SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                            ENERGY WEST, INCORPORATED

                                  JUNE 30, 2003


                                            Balance At      Charged         Write-Offs      Balance
                                            Beginning       to Costs        Net of          at End of
Description                                 of Period       & Expenses      Recoveries      Period
-------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR
UNCOLLECTIBLE ACCOUNTS

Year Ended June 30, 2001                     $ 87,999        $169,785         $ (53,214)    $204,570
Year Ended June 30, 2002                     $204,570        $ 59,506         $(109,825)    $154,251
Year Ended June 30, 2003                     $154,251        $164,499         $(105,737)    $213,013


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ENERGY WEST, INCORPORATED

Date:    October 9, 2003       /s/ John C. Allen
                               ------------------------------------
                               By: John C. Allen
                                   Interim President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John C. Allen
--------------------------
John C. Allen                       Interim President, Chief Executive Officer  October 9, 2003
                                    and Director
                                    (principal executive officer)


/s/ Robert B. Mease
--------------------------
Robert B. Mease                     Vice President and Controller               October 9, 2003
                                    (principal financial officer
                                    and principal accounting officer)


/s/ Andrew I. Davidson
--------------------------
Andrew I. Davidson                  Director                                    October 9, 2003


/s/ W.E. Argo
--------------------------
W.E. Argo                           Director                                    October 9, 2003


/s/ G. Montgomery Mitchell
--------------------------
G. Montgomery Mitchell              Director                                    October 9, 2003


/s/ George D. Ruff
--------------------------
George D. Ruff                      Director                                    October 9, 2003


/s/ David A. Flitner
--------------------------
David A. Flitner                    Director                                    October 9, 2003


/s/ Terry M. Palmer
--------------------------
Terry M. Palmer                     Director                                    October 9, 2003


/s/ Richard J. Schulte
--------------------------
Richard J. Schulte                  Director                                    October 9, 2003

                                  EXHIBIT INDEX

3.1 Restated Articles of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July 9, 1997).

3.2 Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 on Form 10-K/A for the fiscal year ended June 30, 2002, filed with the Commission on November 25, 2002).

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

10.1 Credit Agreement dated September 30, 2003 by and among Energy West, Incorporated, Various Financial Institutions and LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to the Current Report on Form 8-K/A filed with the Commission on October 9, 2003).

10.2 Delivered Gas Purchase Contract dated February 23, 1997, as amended by that Letter Amendment Amending Gas Purchase Contract dated March 9, 1982; that Amendment to Delivered Gas Purchase Contract applicable as of March 20, 1986; that Letter Agreement dated December 18, 1986; that Letter Agreement dated April 12, 1988; that Letter Agreement dated April 28, 1992; that Letter Agreement dated March 14, 1996; that Letter Agreement dated April 15, 1996; a second Letter Agreement dated April 15, 1996; that Letter dated February 18, 1997; and that Letter dated April 1, 1997, transmitting a Notice of Assignment effective February 26, 1993 (incorporated by reference to Exhibit 10.6 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July 9, 1997).

10.3 Delivered Gas Purchase Contract dated December 1, 1985, as amended by that Letter Agreement dated July 1, 1986; that Letter Agreement dated November 19, 1987; that Letter Agreement dated December 1, 1988; that Letter Agreement dated July 30, 1992; that Assignment Conveyance and Bill of Sale effective as of January 1, 1993; that Letter Agreement dated March 8, 1993; that Letter Agreement dated October 21, 1993; that Letter Agreement dated October 18, 1994; that Letter Agreement dated January 30, 1995; that Letter Agreement dated August 30, 1995; that Letter Agreement dated October 3, 1995; that Letter Agreement dated October 31, 1995; that Letter Agreement dated December 21, 1995; that Letter Agreement dated April 25, 1996; that Letter Agreement dated January 29, 1997; and that Letter dated April 11, 1997 (incorporated by reference to Exhibit 10.7 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July 9, 1997).

10.4 Natural Gas Sale and Purchase Agreement dated July 20, 1992 between Shell Canada Limited and the Company, as amended by that Letter Agreement dated August 23, 1993; that Amending Agreement effective as of November 1, 1994; and that Schedule A Incorporated Into and Forming a part of That Natural Gas Sale and Purchase Agreement, effective as of November 1, 1996 (incorporated by reference to Exhibit 10.8 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July 9, 1997).

10.5 Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, File No. 33-1672).*

10.6 1992 Stock Option Plan (incorporated by reference to Exhibit 10.10 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July 9, 1997).*

10.7 Form of Incentive Stock Option under the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.11 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July 9,
         1997).*

10.8 Management Incentive Plan (incorporated by reference to Exhibit 10.12 on Form 10-K/A for the fiscal year ended June 30, 1996, filed with the Commission on July 9, 1997).*

10.9 Energy West Senior Management Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the Commission on September 30, 2002).*

10.10 Energy West Incorporated Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the Commission on September 30, 2002).*

10.11 Amended and Restated Advisory Agreement, dated October 3, 2003, by and among Energy West, Incorporated, D.A. Davidson & Co. and DAMG Capital LLC (filed herewith).

10.12 Letter Agreement dated June 5, 2003 between DAMG Capital LLC and the Company (filed herewith).

10.13 Letter Agreement dated June 5, 2003 between D.A. Davidson & Co. and the Company (filed herewith).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, filed with the Commission on September 28, 2000).

23.1 Consent of Independent Auditors - Deloitte & Touche LLP (filed herewith).

23.2     Consent of Independent Auditors - Ernst & Young LLP (filed herewith).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


* Represents a management contract or a compensatory plan or arrangement.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES


TABLE OF CONTENTS
-------------------------------------------------------------------------------------------
                                                                                        Page

Independent Auditors' Report--Deloitte & Touche LLP                                     F-2

Independent Auditors' Report--Ernst & Young LLP                                         F-3

Consolidated Balance Sheets as of June 30, 2003 and 2002                                F-4

Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002,
   and 2001                                                                             F-6

Consolidated Statements of Stockholders' Equity for the Years Ended June 30,
   2003, 2002, and 2001                                                                 F-7

Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002,
   and 2001                                                                             F-8

Notes to Consolidated Financial Statements                                             F-10

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Energy West, Incorporated
Great Falls, Montana

We have audited the accompanying consolidated balance sheets of Energy West, Incorporated and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the information for the years ended June 30, 2003 and 2002 in the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Energy West, Incorporated and subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information for the years ended June 30, 2003 and 2002, in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
September 30, 2003

                         Report of Independent Auditors


The Board of Directors
Energy West, Incorporated

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Energy West, Incorporated and subsidiaries for the year ended June 30, 2001. Our audit also included the information for the year ended June 30, 2001 in the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Energy West Incorporated and subsidiaries for the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended June 30, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                    /s/ Ernst & Young LLP

Salt Lake City, Utah
August 31, 2001

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, JUNE 30, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                   2003               2002

CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 1,938,768        $   367,657
  Accounts receivable (net of allowance of $213,013
    and $154,251 at June 30, 2003 and 2002, respectively)                               7,971,632          8,244,239
  Derivative assets                                                                     2,719,640          2,867,717
  Natural gas and propane inventories                                                   1,038,690          5,640,660
  Materials and supplies                                                                  371,490            593,674
  Prepayments and other                                                                   352,982            445,652
  Deferred income taxes                                                                   828,698            931,147
  Income tax receivable                                                                 1,882,889                 --
  Recoverable cost of gas purchases                                                     1,067,109                 --
                                                                                      -----------        -----------

           Total current assets                                                        18,171,898         19,090,746

PROPERTY, PLANT, AND EQUIPMENT, Net                                                    39,576,596         36,518,908

DEFERRED CHARGES                                                                        4,388,372          1,935,263

OTHER ASSETS                                                                              271,429            324,130
                                                                                      -----------        -----------

TOTAL ASSETS                                                                          $62,408,295        $57,869,047
                                                                                      ============       ===========

See notes to consolidated financial statements                      (Continued)

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, JUNE 30, 2003 AND 2002
------------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES                                                               2003               2002

CURRENT LIABILITIES:
  Current portion of long-term debt                                                      $   532,371        $   502,072
  Lines of credit                                                                          6,104,588          3,500,000
  Accounts payable                                                                         8,841,779          7,413,693
  Derivative liabilities                                                                     780,703                 --
  Income taxes payable                                                                            --          1,005,975
  Refundable cost of gas purchases                                                                --          2,024,159
  Accrued and other current liabilities                                                    5,309,254          5,453,304
                                                                                         -----------        -----------

           Total current liabilities                                                      21,568,695         19,899,203
                                                                                         -----------        -----------

LONG-TERM LIABILITIES:
  Deferred income taxes                                                                    5,460,083          4,043,038
  Deferred investment tax credits                                                            355,406            376,468
  Other long-term liabilities                                                              4,891,200          1,910,571
                                                                                         -----------        -----------

           Total                                                                          10,706,689          6,330,077
                                                                                         -----------        -----------

LONG-TERM DEBT                                                                            14,834,452         15,367,424

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 13, and 14)

STOCKHOLDERS' EQUITY:
  Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding
  Common stock; $.15 par value, 3,500,000 shares authorized, 2,595,250 and
    2,573,046 shares outstanding at June 30, 2003 and 2002, respectively                     389,295            385,964
  Capital in excess of par value                                                           5,056,425          4,863,113
  Retained earnings                                                                        9,852,739         11,023,266
                                                                                         -----------        -----------

           Total stockholders' equity                                                     15,298,459         16,272,343
                                                                                         -----------        -----------

TOTAL CAPITALIZATION                                                                      30,132,911         31,639,767
                                                                                         -----------        -----------

TOTAL CAPITALIZATION AND LIABILITIES                                                     $62,408,295        $57,869,047
                                                                                         ===========        ===========

See notes to consolidated financial statements.                     (Concluded)

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
------------------------------------------------------------------------------------------------------------------------

                                                                          2003               2002              2001

REVENUES:
  Natural gas operations                                              $31,627,242        $39,515,060       $ 40,605,105
  Propane operations                                                   12,786,918         10,656,152         13,867,232
  Gas and electric--wholesale                                          34,283,190         39,846,739         56,971,747
  Pipeline operations                                                     448,681            154,494            168,351
                                                                      -----------        -----------       ------------
           Total revenues                                              79,146,031         90,172,445        111,612,435
                                                                      -----------        -----------       ------------

EXPENSES:
  Gas purchased                                                        30,803,655         35,872,169        40,308,604
  Gas and electric--wholesale                                          31,506,103         38,522,409        49,662,361
  Cost of goods sold                                                      210,661            195,254           202,775
  Distribution, general, and administrative                            11,669,028          8,790,183        12,090,515
  Maintenance                                                             496,717            465,771           427,767
  Depreciation and amortization                                         2,392,368          2,059,169         1,970,081
  Taxes other than income                                                 888,281            946,214           727,076
                                                                      -----------        -----------      ------------
           Total expenses                                              77,966,813         86,851,169       105,389,179
                                                                      -----------        -----------      ------------

OPERATING INCOME                                                        1,179,218          3,321,276         6,223,256

NON-OPERATING INCOME                                                      302,110            657,887           281,559

INTEREST EXPENSE:
  Long-term debt                                                       (1,159,502)        (1,187,749)       (1,225,840)
  Lines of credit                                                        (473,540)          (516,743)         (870,727)
                                                                      -----------         ----------      ------------
           Total interest expense                                      (1,633,042)        (1,704,492)       (2,096,567)

INCOME (LOSS) BEFORE INCOME TAXES                                        (151,714)         2,274,671         4,408,248

INCOME TAX BENEFIT (EXPENSE)                                               62,835           (873,881)       (1,643,111)
                                                                      -----------        -----------      ------------

NET INCOME (LOSS)                                                     $   (88,879)       $ 1,400,790      $  2,765,137
                                                                      ===========        ===========      ============

EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                                               $     (0.03)       $      0.55      $       1.11
                                                                      ===========        ===========      ============
  Diluted                                                             $     (0.03)       $      0.55      $       1.10
                                                                      ===========        ===========      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                 2,586,487          2,549,245         2,495,537
                                                                      ===========        ===========      ============
  Diluted                                                               2,586,487          2,558,782         2,509,738
                                                                      ===========        ===========      ============


See notes to consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
-------------------------------------------------------------------------------------------------------------------------

                                                                               Capital in
                                                                   Common      Excess of       Retained
                                                     Shares        Stock       Par Value       Earnings         Total

BALANCE AT JUNE 30, 2000                           2,475,435     $371,321     $3,906,401     $ 9,508,483    $13,786,205

Exercise of stock options at $9.00 per share           2,300          345         20,355              --         20,700
Sales of common stock at $7.990 to $11.800
  per share under the Company's dividend
  reinvestment plan                                   21,838        3,277        212,976              --        216,253
Issuance of common stock to ESOP at
  estimated fair value of $8.012 per share            13,810        2,072        108,578              --        110,650
Net income                                                                                     2,765,137      2,765,137
Dividends                                                 --           --             --      (1,285,671)    (1,285,671)
                                                   ---------     --------     ----------     -----------    -----------

BALANCE AT JUNE 30, 2001                           2,513,383      377,015      4,248,310      10,987,949     15,613,274

Exercise of stock options at $8.375 to $9.187
  per share                                           24,002        3,600        200,974              --        204,574
Sales of common stock at $8.012 to $11.958
  per share under the Company's dividend
  reinvestment plan                                   10,698        1,604        118,134              --        119,738
Issuance of common stock to ESOP at
  estimated fair value of $12.110 per share           20,631        3,095        246,743              --        249,838
Issuance of common stock at $11.450 per
  share under the Company's deferred board
  stock compensation plan                              4,332          650         48,952              --         49,602
Net income                                                                                     1,400,790      1,400,790
Dividends                                                 --           --             --      (1,365,473)    (1,365,473)
                                                   ---------     --------     ----------     -----------    -----------

BALANCE AT JUNE 30, 2002                           2,573,046      385,964      4,863,113      11,023,266     16,272,343

Sales of common stock at $6.010 to $9.720
  per share under the Company's dividend
  reinvestment plan                                    9,820        1,473         77,114              --         78,587
Issuance of common stock to ESOP at
  estimated fair value of $9.533 per share            12,384        1,858        116,198              --        118,056
Net loss                                                                                         (88,879)       (88,879)
Dividends                                                 --           --             --      (1,081,648)    (1,081,648)
                                                   ---------     --------    -----------     -----------    -----------

BALANCE AT JUNE 30, 2003                           2,595,250     $389,295    $ 5,056,425     $ 9,852,739    $15,298,459
                                                   ==========    ========    ===========     ===========    ===========


See notes to consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
-----------------------------------------------------------------------------------------------------------------------

                                                                           2003              2002              2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $    (88,879)       $ 1,400,790        $ 2,765,137
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization, including deferred
      charges and financing costs                                       2,594,141          2,326,909          2,378,894
    Gain on sale of assets                                                (23,657)          (393,584)                --
    Investment tax credit                                                 (21,062)           (21,062)           (21,062)
    Deferred gain on sale of assets                                       (23,628)           (23,628)           (23,628)
    Deferred income taxes                                               1,519,494         (1,354,927)          (883,589)
    Changes in assets and liabilities:
      Accounts receivable                                                 272,607          2,087,164         (2,640,452)
      Derivative assets                                                   148,077            577,144         (3,405,971)
      Natural gas and propane inventories                               4,601,970           (873,114)        (2,853,845)
      Accounts payable                                                  1,288,920            108,573            945,828
      Derivative liabilities                                              780,703         (3,921,354)         3,921,354
      Recoverable/refundable cost of gas purchases                     (3,091,268)         8,848,379         (2,110,825)
      Prepayments and other                                                92,670            (44,510)           (40,314)
      Other assets and liabilities                                     (3,503,919)        (1,602,750)         7,976,538
                                                                      -----------        -----------        -----------
           Net cash provided by operating activities                    4,546,169          7,114,030          6,008,065
                                                                      -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                                            (4,040,286)        (5,485,108)        (3,276,251)
  Acquisition of producing natural gas reserves,
    net of settlement (see Note 2)                                        (90,113)          (956,888)                --
  Proceeds from sale of assets                                             23,958          1,188,458             10,044
  Proceeds from notes receivable                                            3,300            134,627             24,458
  Customer advances refunded for construction                              (2,131)           (28,078)           (68,869)
  Increase (decrease) from contributions in aid of
    construction                                                           31,360             (2,901)            22,775
                                                                      -----------        -----------        -----------
           Net cash used in investing activities                       (4,073,912)        (5,149,890)        (3,287,843)
                                                                      ------------       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                           (502,673)          (490,000)          (494,000)
  Proceeds from lines of credit                                        40,032,623         44,084,650         83,035,477
  Repayments of lines of credit                                       (37,428,035)       (44,370,639)       (84,104,488)
  Sale of common stock                                                     78,587            324,312            236,953
  Dividends paid                                                       (1,081,648)        (1,365,473)        (1,285,671)
                                                                     ------------       ------------        -----------
           Net cash provided by (used in) financing activities          1,098,854         (1,817,150)        (2,611,729)
                                                                     ------------       ------------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,571,111            146,990            108,493

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       367,657            220,667            112,174
                                                                     ------------       ------------        -----------

  End of year                                                        $  1,938,768       $    367,657        $   220,667
                                                                     ============       ============        ===========

                                                                     (Continued)

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
-------------------------------------------------------------------------------------------------------------------

                                                                         2003             2002            2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                              $1,490,265       $2,025,468     $2,047,819
  Cash paid during the year for income taxes                                  --        2,937,000        275,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Shares issued to satisfy liability to the ESOP                         118,056          249,838        110,650
  Capital lease                                                               --           13,496             --
  Assets acquired for debt issued and liabilities assumed                834,667               --             --


See notes to consolidated financial statements                       (Concluded)

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
--------------------------------------------------------------------------------


1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business--Energy West, Incorporated (the "Company") is a regulated public utility with certain non-utility operations conducted through its subsidiaries. The Company's regulated utility operations involve the distribution and sale of natural gas to the public in and around Great Falls and West Yellowstone, Montana and Cody, Wyoming, and the distribution and sale of propane to the public through underground propane vapor systems in and around Payson, Arizona and Cascade, Montana. The Company's West Yellowstone, Montana operation is supplied by liquefied natural gas.

      The Company's non-regulated operations include wholesale distribution of bulk propane in Wyoming, Arizona, and Montana and the retail distribution of bulk propane in Arizona. The Company also markets gas and electricity in Montana and Wyoming through its non-regulated subsidiary, Energy West Resources, Inc. ("EWR").

      Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Energy West Propane, Inc. ("EWP"), EWR, and Energy West Development, Inc. ("EWD"). The consolidated financial statements also include the Company's proportionate share of the assets, liabilities, revenues, and expenses of certain producing natural gas reserves that were acquired in fiscal years 2003 and 2002 (see Note 2). All intercompany transactions and accounts have been eliminated.

      Segments--The Company reports financial results for four business segments: Natural Gas Operations, Propane Operations, EWR, and Pipeline Operations. Summarized financial information for these four segments is set forth in Note 11.

      Use of Estimates in Preparing Financial Statements--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the various public service commissions with jurisdiction over the Company. Estimates are also used in the development of discount rates and trend rates related to the measurement of postretirement benefit obligations and accrual amounts, allowances for doubtful accounts, valuing derivative instruments, estimating litigation reserves, and in the determination of depreciable lives of utility plant. Actual results could differ from these estimates.

      Natural Gas and Propane Inventories--Natural gas inventory and propane inventory are stated at the lower of weighted average cost or net realizable value except for inventory used in the Great Falls distribution area, which is stated at the rate approved by the Montana Public Service Commission ("MPSC"), which includes transportation and storage costs.

      Recoverable/Refundable Costs of Gas and Propane Purchases--The Company accounts for purchased gas and propane costs in accordance with procedures authorized by the MPSC, the Wyoming Public Service Commission ("WPSC"), and the Arizona Corporation Commission. Purchased gas and propane costs that are different from those provided for in present rates, and approved by the applicable commissions, are accumulated and recovered or credited through future rate changes.

      In March 2001, the Company was granted an interim order that allowed the addition of $2.12 per Mcf surcharge to recover $6,824,000 of previously unrecovered gas costs. The Company recovered in excess of these costs during fiscal 2002 resulting in a refundable gas obligation totaling $2,024,000 as of June 30, 2002. Such amount has been reflected as a liability in the accompanying financial statements. Effective July 1, 2002, the MPSC approved the Company's application to discontinue this surcharge. The Company has in place an interim order that allows for the recovery of gas costs when there is a gas cost change that exceeds $.10 per Mcf. As of June 30, 2003, the Company has unrecovered purchased gas costs of $1,067,000.

      Property, Plant, and Equipment --Property, plant and equipment are recorded at original cost when placed in service. Depreciation and amortization on assets are generally recorded on a straight-line basis over the estimated useful lives, as applicable, at various rates. The average rates of depreciation and amortization were approximately 3.69%, 3.40% and 3.47% during the years ended June 30, 2003, 2002 and 2001, respectively.

      Natural Gas Reserves--During fiscal year 2002, EWR acquired an undivided interest in certain producing natural gas reserves on properties located in northern Montana. During fiscal year 2003, EWD purchased additional reserves in northern Montana (see Note 2). As of June 30, 2003, the reserves are estimated to have approximately 3.4 million Mmbtu and 1.3 million Mmbtu, respectively, in remaining natural gas reserves. The Company is depleting these reserves using the units-of-production method. The gas reserves are included in Property, Plant, and Equipment in the accompanying financial statements. The production of the gas reserves is not considered to be significant to the operations of the Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 69, Disclosures About Oil And Gas Producing Properties.

      Impairment of Long-Lived Assets--The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

      Stock-Based Compensation--The Company has elected to follow the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation, for stock options granted to employees and directors and to furnish the pro forma disclosure required under SFAS No. 123, Accounting for Stock-Based Compensation. In the fiscal years ended June 30, 2002 and 2001, no options were granted and, accordingly, there was no impact on the accompanying consolidated financial statements from the issuance of options. Additionally, the carryover effect of options granted prior to 2001 was not significant.

      The following table illustrates the effect on net loss and loss per common share for the year ended June 30, 2003 if the fair value based method had been applied to all outstanding and unvested awards in the period:

      Net loss, as reported                                                     $ (88,879)
      Deduct:  Total stock-based employee compensation expense
       determined under fair value based method for all awards,
       net of related tax effects                                                 (37,037)
                                                                                ---------

      Pro forma net loss                                                        $(125,916)
                                                                                =========

      Loss per common share:
       Basic--as reported                                                       $   (0.03)
                                                                                =========

       Basic--pro forma                                                         $   (0.05)
                                                                                =========

       Diluted--as reported                                                     $   (0.03)
                                                                                =========

       Diluted--pro forma                                                       $   (0.05)
                                                                                =========

      The fair value of the options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003:

       1) risk-free interest rate of 3.2 percent;
       2) dividend yield of 6.6 percent;
       3) no discount for lack of marketability;
       4) expected life of 5 years; and
       5) a volatility factor of the expected market price of the Company's common stock of 37 percent.

      Comprehensive Income--During the years ended June 30, 2003, 2002, and 2001, the Company had no components of comprehensive income other than net income.

      Revenue Recognition--Revenues are recognized in the period that services are provided or products are delivered. The Company records gas distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. The Company periodically collects revenues subject to possible refunds pending final orders from regulatory agencies. When this occurs, appropriate reserves for such revenues collected subject to refund are established.

      Derivatives--The accounting for derivative financial instruments that are used to manage risk is in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Derivatives are recorded at estimated fair value and gains and losses from derivative instruments are included as a component of gas and electric--wholesale revenues in the accompanying consolidated statements of operations. For the years ended June 30, 2003 and 2002, the Company recognized a net loss of $928,000 and a net gain of $2,647,000, respectively. The loss of $928,000 in fiscal year 2003 was offset by gross margin on physical sales of natural gas of approximately the same amount resulting in an immaterial impact on the Company's consolidated statement of operations. The $2,647,000 gain in fiscal year 2002 was offset by additional costs of gas incurred by the Company upon termination of certain gas contracts (see Note 14), resulting in an immaterial impact on the Company's consolidated statement of operations. Debt Issuance and Reacquisition Costs--Debt premium, discount and issue costs are amortized over the life of each debt issue. Debt reacquisition costs for refinanced debt are amortized over the remaining life of the debt.

      Cash and Cash Equivalents--All highly liquid investments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.

      Earnings Per Share--Net income per common share is computed by both the basic method, which uses the weighted average number of the Company's common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method. The only dilutive securities are the stock options described in Note 12. Options to purchase 130,420 shares of common stock were outstanding at June 30, 2003 but were not included in the computation of diluted earnings per shares as their effect would be antidilutive. The dilutive effect of stock options for the years ended June 30, 2002 and 2001 was an increase to basic weighted average common shares outstanding of 9,837 and 14,201, respectively.

      Credit Risk--The Company's primary market areas are Montana, Wyoming, and Arizona. Exposure to credit risk may be impacted by the concentration of customers in these areas due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit review procedures, loss reserves, customer deposits, and collection procedures have adequately provided for usual and customary credit related losses.

      Effects of Regulation--The Company follows SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, and its consolidated financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

      Income Taxes--The Company files its income tax returns on a consolidated basis. Rate-regulated operations record cumulative increases in deferred taxes as a regulatory asset for income taxes recoverable from customers. The Company uses the deferral method to account for investment tax credits as required by regulatory commissions. Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are measured based upon the temporary differences between the financial statement and income tax bases of assets and liabilities, using current tax rates.

      Financial Instruments--The fair value of all financial instruments with the exception of fixed rate long-term debt (see Note 8) approximates carrying value because they have short maturities or variable rates of interest that approximate prevailing market interest rates.

      Asset Retirement Obligations--In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires asset retirement obligations to be recognized when they are incurred and recorded as liabilities. The Company adopted this statement effective July 1, 2002, and has recorded an estimated asset retirement obligation in the accompanying consolidated balance sheet in "Other long-term liabilities", and in "Property, plant and equipment". The asset retirement obligation of $555,665 represents the Company's estimated future liability as of June 30, 2003, to plug and abandon existing oil and gas wells owned by EWR and EWD. EWR and EWD will depreciate the asset amount and increase the liability over the estimated useful life of these assets. In the future, the Company may have other asset retirement obligations arising from its business operations.

      The Company has identified but not recognized ARO liabilities related to gas transmission and distribution assets resulting from easements over property not owned by the Company. These easements are generally perpetual and only require retirement upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as the Company intends to utilize these properties indefinitely. In the event the Company decides to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

      Changes in the asset retirement obligation can be reconciled as follows:

        Balance--July 1, 2002                                $389,880
        Accretion                                              28,969
        Additions                                             172,681
        Adjustment                                            (35,865)
                                                             --------

        Balance--June 30, 2003                               $555,665
                                                             ========


      In connection with the acquisition of additional natural gas reserves during fiscal year 2003 (see Note 2), the Company recorded an addition to its asset retirement obligation totaling $172,681, which represents the fair value of the estimated costs to plug and abandon the acquired wells.

      Had SFAS No. 143 been applied in fiscal year 2002, the resulting asset retirement obligation would not have been significant due to the fact that EWR acquired the natural gas reserves to which the asset retirement obligation applies at the end of fiscal year 2002. The asset retirement obligation at June 30, 2002 would have approximated the amount recorded at July 1, 2002, the effective date of SFAS No. 143 for the Company.

      New Accounting Pronouncements--In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used but expands the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS No. 144 effective July 1, 2002. Management has determined that there is no current impact from SFAS No. 144 on the consolidated financial statements of the Company.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30, Reporting Results of Operations. This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 effective July 1, 2002. Management has determined that there is no current impact from SFAS No. 145 on the consolidated financial statements of the Company. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on December 31, 2002. Management has determined that there is no impact from SFAS No. 146 on the consolidated financial statements of the Company.

      In December 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. Management has determined that there is no current impact from FIN 45 on the consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. Management has determined that there is no current impact from FIN 46 on the consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management has determined that there is no current impact from SFAS No. 149 on the consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. Management has determined that there is no current impact from SFAS No. 150 on the consolidated financial statements.

      Reclassifications--Certain prior year amounts have been reclassified to conform to the current year presentation.

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

      During fiscal year 2001, EWR notified the seller of its intention to pursue collection and demanded payment of damages for the breach by the seller. During December 2001, EWR and the seller agreed to terms whereby the seller would convey an undivided interest in proved natural gas reserves to EWR for a price that was reduced by an amount agreed upon by the two parties to cure damages for the seller's breach under the natural gas supply contract. In May 2002, EWR paid the seller approximately $956,000, which consists of an agreed-upon price for the reserves and associated support equipment of $1,257,000 reduced by $300,000 to cure damages under the supply contract. The agreed-upon price for the reserves is supported by an independent third-party valuation and the contemporaneous purchase of interests in the same reserves by two independent third parties.

      EWR recorded the acquisition of the natural gas reserves and the settlement of the breach by the seller as two separate and distinct transactions in fiscal year 2002. Accordingly, EWR recorded the cost of the interest in the proved natural gas reserves and associated support equipment at $1,257,000 and recorded a $300,000 settlement as non-operating income in the accompanying consolidated statement of operations for the year ended June 30, 2002.

      In March 2003, EWD acquired a 75% undivided ownership interest in natural gas production properties located in Montana that will provide a portion of the gas requirements of EWR. The total purchase price of the interest was $924,780, which consists of cash paid totaling $90,113, the issuance of a promissory note totaling $800,917 that was paid in full on September 30, 2003, and the assumption of liabilities of $33,750.

3. PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consists of the following as of June 30, 2003 and 2002:

                                                                                     2003                2002

        Gas transmission and distribution facilities                            $ 49,617,786        $ 47,204,701
        Non-depreciable property                                                     567,011             395,996
        Buildings and leasehold improvements                                       3,317,535           2,922,911
        Transportation equipment                                                   2,541,367           2,515,574
        Computer equipment                                                         4,642,657           4,008,767
        Other equipment                                                            3,909,996           3,788,845
        Construction work-in-progress                                              1,523,660           1,001,449
        Producing natural gas reserves                                             1,858,601             933,821
                                                                                  ----------        ------------

                                                                                  67,978,613          62,772,064
        Accumulated depreciation, depletion,
          and amortization                                                       (28,402,017)        (26,253,156)
                                                                                ------------        ------------

        Total                                                                   $ 39,576,596        $ 36,518,908
                                                                                ============        ============




4. DEFERRED CHARGES

   Deferred charges consist of the following as of June 30, 2003 and 2002:

                                                                                           2003               2002
       Regulatory asset for property tax settlement (see Note 13)                       $2,430,000        $       --
       Regulatory asset for income taxes                                                   638,619           458,754
       Regulatory assets for deferred environmental remediation costs                      541,196           617,069
       Unamortized debt issue costs                                                        778,557           859,440
                                                                                        ----------        ----------

       Total                                                                            $4,388,372        $1,935,263
                                                                                        ==========        ==========

5. ACCRUED AND OTHER CURRENT LIABILITIES

   Accrued and other current liabilities consist of the following as of June 30, 2003 and 2002:

                                                                                            2003              2002
       Litigation reserve for PPLM settlement (see Note 13)                              $2,200,000        $2,000,000
       Property tax settlement--current portion                                             243,000
       Payable to employee benefit plans                                                    568,133           870,132
       Accrued vacation                                                                     429,333           433,043
       Customer deposits                                                                    576,917           341,276
       Accrued compensation                                                                 464,394         1,615,524
       Accrued interest                                                                     106,860           112,512
       Accrued taxes other than income                                                      219,853
       Other                                                                                500,764            80,817
                                                                                         ----------        ----------

       Total                                                                             $5,309,254        $5,453,304
                                                                                         ==========        ==========

6. OTHER LONG-TERM LIABILITIES

   Other long-term liabilities consist of the following as of June 30, 2003 and 2002:

                                                                                             2003              2002

       Asset retirement obligation                                                       $  555,665        $       --
       Contribution in aid of construction                                                1,066,804         1,013,789
       Customer advances for construction                                                   538,010           561,801
       Accumulated postretirement obligation                                                209,800           157,300
       Deferred gain on sale leaseback of assets                                             70,895            94,520
       Regulatory liability for income taxes                                                263,026            83,161
       Property tax settlement (see Note 13)                                              2,187,000
                                                                                         ----------        ----------

       Total                                                                             $4,891,200        $1,910,571
                                                                                         ==========        ==========


7. LINES OF CREDIT

   At June 30, 2003, the Company had approximately $1,939,000 of cash on hand and a $10,595,000 unsecured bank credit facility, of which approximately $6,105,000 had been borrowed under the credit agreement. At June 30, 2003, the Company had outstanding letters of credit totaling $4,400,000 related to electricity and gas purchase contracts. These letters of credit are netted against the Company's bank lines of credit, resulting in net availability of approximately $90,000 under the lines of credit at June 30, 2003.

   Following an adverse ruling in the lawsuit with PPL Montana, LLC ("PPLM") on March 7, 2003 (see Note 13), the Company's bank lender, Wells Fargo Bank Montana, National Association ("Wells Fargo") and the Company began negotiations with respect to the Company's credit facility which was set to expire in May 2003. Wells Fargo granted a series of extensions of the credit facility through September 5, 2003.

   On September 5, 2003, the Company reached an agreement with Wells Fargo for a new credit facility through October 15, 2003 (the "Wells Fargo Facility"). The terms of the Wells Fargo Facility established a term loan of approximately $10,400,000, the proceeds of which were used to repay the prior Wells Fargo credit facility and to establish a reserve of approximately $2,600,000 for letters of credit that remained outstanding from the prior facility. In addition, the Wells Fargo Facility established a revolving line of credit under which the Company could borrow up to $3,000,000 for working capital and certain other expenses. Borrowings under the Wells Fargo Facility were secured by liens on substantially all of the assets of the Company used in its regulated operations in Arizona, and by substantially all of the assets of the Company's subsidiaries. As required under the terms of the Company's outstanding long-term notes and bonds (the "Long Term Debt"), the Company's obligations under the Long
   Term Debt were secured on an equal and ratable basis with Wells Fargo in the collateral granted to secure the Wells Fargo Facility with the exception of the first $1,000,000 of debt under the Wells Fargo Facility.

   On September 30, 2003, the Company established a $23,000,000 revolving credit facility (the "LaSalle Facility") with LaSalle Bank, National Association, as Agent for certain banks (collectively the "Lender"). The LaSalle Facility replaced the Wells Fargo Facility and the amount due under the Wells Fargo Facility was paid in full out of the proceeds of the LaSalle Facility. Borrowings under the LaSalle Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. As required under the terms of the Long Term Debt, the Company's obligations under the Long Term Debt are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Facility with the exception of the first $1,000,000 of debt under the LaSalle Facility.

   Under applicable law,the Company was required to obtain approval from the MPSC and the WPSC to enter into the LaSalle Facility. Both commissions gave the necessary approval. The MPSC order granting approval imposed several requirements on the Company including restrictions on the use of the proceeds of the LaSalle Facility for anything other than utility purposes, and requirements that the Company provide ongoing reports to the MPSC with respect to the financial condition of the Company and its non-regulated subsidiaries and certain other matters. The MPSC order provided that the Company could fund the remaining $2.2 million settlement payment owed by EWR to PPLM. The settlement payment was made on September 30, 2003, ending the litigation between the two parties.

   The LaSalle Facility provides that the maximum availability under the facility will be reduced from $23,000,000 to $15,000,000 no later than March 31, 2004. From and after the date on which the amount of availability under the LaSalle Facility is reduced, the LaSalle Facility is to be secured by a senior priority lien in the accounts receivable and inventory of the Company and its subsidiaries. As a result of the provisions providing for the reduction in the maximum availability under the LaSalle Facility, the Company will be required to refinance or restructure the Long Term Debt by March 31, 2004. The Company anticipates that such refinancing or restructuring will involve providing a senior priority lien in the fixed assets of the Company and its subsidiaries to secure the Long Term Debt or any long-term debt that the Company issues to replace the current Long Term Debt. The Company also anticipates that it will increase the total amount of long-term debt outstanding in connection with such refinancing or restructuring. The Company presently anticipates that the amount of such increase in long-term debt will be approximately $8,000,000. The Company believes that it will be able to accomplish the Long Term Debt restructuring or refinancing by March 31, 2004.

   During the period prior to the refinancing or restructuring of the Company's Long-Term Debt, the terms of the LaSalle Facility provide that the Company cannot pay dividends to its shareholders. The LaSalle Facility also requires that the Company maintain compliance with a number of financial covenants and ratios including limitations on capital expenditures.

   The LaSalle Facility allows the Company to pay interest at the option of either the London Interbank Offered Rate (LIBOR) plus 250 basis points ("bps") or the higher of (a) the rate publicly announced from time to time by LaSalle as its "prime rate" or (b) the Federal Funds Rate plus 0.5% per annum. The facility also has a commitment fee of 35 bps due on the daily unutilized portion of the facility.

8. LONG-TERM DEBT

   Long-term debt at June 30, 2003 and 2002 consists of the following:



                                                                       2003               2002
       Series 1997 notes payable                                   $ 7,925,444        $ 7,926,000
       Series 1993 notes payable                                     6,280,000          6,700,000
       Series 1992B industrial development
        revenue obligations                                          1,150,000          1,230,000
       Capital lease                                                    11,379             13,496
                                                                   -----------        -----------

       Total long-term debt                                         15,366,823         15,869,496
       Current portion of long-term debt                              (532,371)          (502,072)
                                                                   -----------        -----------

       Long-term debt                                              $14,834,452        $15,367,424
                                                                   ===========        ===========


   Series 1997 Notes Payable--On August 1, 1997, the Company issued $8,000,000 of Series 1997 notes bearing interest at the rate of 7.5%, payable semiannually on June 1 and December 1 of each year. All principal amounts of the 1997 notes then outstanding, plus accrued interest will be due and payable on June 1, 2012. At the Company's option, beginning June 1, 2002, the notes may be redeemed at any time prior to maturity, in whole or part, at redemption prices declining from 103% to 100% of face value, plus accrued interest. As of June 30, 2003, the Company had not redeemed any of the notes under this issue.

   Series 1993 Notes Payable--On June 24, 1993, the Company issued $7,800,000 of Series 1993 notes bearing interest at rates ranging from 6.20% to 7.60%, payable semiannually on June 1 and December 1 of each year. The 1993 notes mature serially in increasing amounts on June 1 of each year beginning in 1999 and extending to June 1, 2013. At the Company's option, beginning June 1, 2003, notes maturing subsequent to 2003 may be redeemed at any time prior to maturity, in whole or part, at redemption prices declining from 104% to 100% of face value, plus accrued interest. As of June 30, 2003, the Company had not redeemed prior to their scheduled maturity any of the notes under this issue.

   Series 1992B Industrial Development Revenue Obligations--On September 15, 1992, Cascade County, Montana issued $1,800,000 of Series 1992B Industrial Development Revenue Bonds (the "1992B Bonds") bearing interest at rates ranging from 3.35% to 6.50%, and loaned the proceeds to the Company. The Company is required to pay the loan, with interest, in amounts and on a schedule to repay the 1992B Bonds. Interest is payable semiannually on April 1 and October 1 of each year. The 1992B Bonds mature serially in increasing amounts on October 1 of each year beginning in 1993 and extending to October 1, 2012. At the Company's option, beginning on October 1, 2002, 1992B Bonds maturing in 2003 and later years may be redeemed in whole or in part on any interest payment date at redemption prices declining from 102% to 100% of face value, plus accrued interest. As of June 30, 2003, the Company had not redeemed prior to their scheduled maturity any of the 1992B Bonds.

   Aggregate Annual Maturities--The scheduled maturities of long-term debt at June 30, 2003 are as follows:


                                                                                                    Total
                                    Series          Series           Series        Capital        Long-Term
                                     1997            1993            1992B          Lease            Debt
   Year ending June 30:
     2004                         $       --     $  445,000       $   85,000      $ 2,371       $   532,371
     2005                                           480,000           90,000        2,706           572,706
     2006                                           515,000           95,000        3,088           613,088
     2007                                           550,000          105,000        3,214           658,214
     2008                                           590,000          110,000                        700,000
     Thereafter                    7,925,444      3,700,000          665,000                     12,290,444
                                  ----------     ----------       ----------      -------       -----------

     Total                        $7,925,444     $6,280,000       $1,150,000      $11,379       $15,366,823
                                  ==========     ==========       ==========      =======       ===========



   Under the terms of the Long Term Debt obligations, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, liens and secured indebtedness, and asset sales, and the Company is restricted from incurring additional long-term indebtedness if it does not meet certain financial debt and interest ratios. Management believes that the Company is in compliance with all Long-Term Debt covenants as of June 30, 2003. For the fiscal year ended June 30, 2003, the Company's ratio of earnings to fixed charges was less than 1.5. Under the terms of the Long Term Debt, the Company must achieve a 1.5 ratio of earnings to fixed charges by the end of fiscal year 2004, or the Company will be restricted from incurring additional debt with a maturity of one year or longer. As required under the terms of the Long Term Debt, the Company's obligations under the Long Term Debt are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Facility with the exception of the first $1,000,000 of debt under the LaSalle Facility.

   The estimated fair value of the Company's fixed rate long-term debt, based on quoted market prices for the same or similar issues, is approximately $16,580,495 and $17,380,158 as of June 30, 2003 and 2002, respectively.

9. EMPLOYEE BENEFIT PLANS

   The Company has a defined contribution plan (the "Pension Plan") which covers substantially all of the Company's employees. Under the Pension Plan, the Company contributes annually 10% of each participant's eligible compensation to the Pension Plan. Total contributions to the plan for the years ended June 30, 2003, 2002, and 2001 were $568,133, $617,275, and
   $509,372, respectively.

   The Company also sponsors a defined postretirement health benefit plan
   (the "Retiree Health Plan") providing health and life insurance benefits to eligible retirees. The Company has elected to pay eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. The Company's Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage.

   The following table sets forth the funded status of the Retiree Health Plan and amounts recognized in the consolidated financial statements as of June 30, 2003 and 2002 and for the years ended June 30, 2003, 2002, and 2001:


                                                                                             2003             2002
       Change in benefit obligation:
        Projected benefit obligation
         Benefit obligation at beginning of year                                          $ 602,800        $ 743,200
         Service costs                                                                       31,100           26,000
         Interest costs                                                                      44,300           39,200
         Actuarial (gain) losses                                                            123,400         (182,900)
         Benefits paid                                                                      (19,300)         (22,700)
                                                                                          ---------        ---------

       Benefit obligation at end of year                                                    782,300          602,800
                                                                                          ---------        ---------

       Change in plan assets:
        Fair value of plan assets at beginning of year                                      470,800          482,400
        Actual return on plan assets                                                          5,300           11,100
        Benefits paid                                                                       (19,300)         (22,700)
                                                                                          ---------        ---------

       Fair value of plan assets at end of year                                             456,800          470,800
                                                                                          ---------        ---------

       Benefit obligation in excess of plan assets                                          325,500          132,000
       Unrecognized transition obligation                                                  (196,200)        (215,800)
       Unrecognized prior service cost                                                     (144,500)        (162,400)
       Unrecognized gain                                                                    225,000          403,500
                                                                                          ---------        ---------

       Net amount recognized                                                              $ 209,800        $ 157,300
                                                                                          =========        =========




                                                                                  2003       2002            2001
       Service costs                                                           $ 31,100    $ 26,000       $ 34,900
       Interest costs                                                            44,300      39,200         52,000
       Expected return on plan assets                                           (39,000)    (42,400)       (39,500)
       Amortization of transition obligation                                     19,600      19,600         19,600
       Amortization of unrecognized prior service costs                          17,900      17,900         17,900
       Actuarial gain                                                           (21,400)    (28,300)       (13,500)
                                                                                -------    --------       --------

       Postretirement benefit expense                                          $ 52,500    $ 32,000       $ 71,400
                                                                               ========    ========       ========


                                                                                  2003                 2002
       Weighted-average assumptions as of June 30:
         Discount rate                                                           6.00 %                7.50 %
         Expected return on plan assets                                          8.50 %                9.00 %
         Health care inflation rate                                              8.50 %                9.50 %
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

    Included in the postretirement benefit expense amounts were $40,260 in 2003, $26,100 in 2002 and $29,400 in 2001 related to regulated operations. The MPSC allows for recovery of these costs over a 20-year period beginning on November 4, 1997 for the utility operations in Montana. Management believes it is probable that its regulators in Wyoming will allow recovery of these costs based upon recent industry rate decisions addressing this issue. The plan assets are held in a VEBA trust fund into which all the Company's contributions are made.

10. INCOME TAXES

    Significant components of the Company's deferred tax assets and liabilities as of June 30, 2003 and 2002 are as follows:



                                                                    2003                             2002
                                                           ---------------------------   ---------------------------
                                                           Current        Long-Term         Current       Long-Term


       Deferred tax asset:
         Allowances for doubtful accounts                  $ 62,824    $        --        $  30,917       $       --
         Unamortized investment tax credit                       --         45,887               --           54,470
         Contributions in aid of construction                    --        216,957               --          209,885
         Other nondeductible accruals                       168,033        173,769          991,465          147,141
         Deferred gain on sale of assets                         --         28,890               --           38,518
         Recoverable purchase gas costs                          --             --          783,554               --
         Derivatives                                        378,478             --               --               --
         Deferred incentive and pension accrual                  --         60,983               --          556,198
         Other                                              219,363        396,368          203,735          227,649
                                                           --------    -----------        ---------      -----------
         Total                                              828,698        922,854        2,009,671        1,233,861
                                                           --------    -----------        ---------      -----------

       Deferred tax liabilities:
         Recoverable purchase gas costs                          --        494,631               --               --
         Property, plant, and equipment                          --      5,667,489               --        5,011,672
         Debt issue costs                                        --        121,944               --          136,983
         Deferred rate case costs                                --         39,531               --           52,034
         Derivatives                                             --             --        1,078,524               --
         Other                                                   --         59,342               --           76,210
                                                           --------    -----------        ---------      -----------
         Total                                                   --      6,382,937        1,078,524        5,276,899
                                                           --------    -----------        ---------      -----------

       Net deferred tax assets (liabilities)               $828,698    $(5,460,083)       $ 931,147      $(4,043,038)
                                                           ========    ===========        =========      ===========

                             F-23

    Income tax expense (benefit) for the years ended June 30, 2003, 2002, and 2001 consists of the following:

                                                                   2003              2002               2001

Current:
  Federal                                                      $(1,474,595)      $ 1,857,616        $ 2,249,626
  State                                                            (86,672)          395,487            428,125
                                                               -----------       -----------        -----------
  Total                                                         (1,561,267)        2,253,103          2,677,751
                                                               -----------       -----------        -----------

Deferred:
  Federal                                                        1,440,933        (1,119,762)          (811,901)
  State                                                             78,561          (238,398)          (201,677)
                                                               -----------       -----------        -----------
  Total                                                          1,519,494        (1,358,160)        (1,013,578)
                                                               -----------       -----------        -----------

Total income taxes before credits                                  (41,773)          894,943          1,664,173
Investment tax credit, net                                         (21,062)          (21,062)           (21,062)
                                                               -----------       -----------        -----------

Income tax expense (benefit)                                   $   (62,835)      $   873,881        $ 1,643,111
                                                               ===========       ===========        ===========


    Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:


                                                                       2003           2002             2001

Income tax expense (benefit) at statutory
  rate of 34%                                                        $(51,583)       $866,995        $1,498,804
State income tax expense (benefit),
  net of federal tax benefit                                           (5,353)        103,679           182,930
Amortization of deferred investment tax credits                       (21,062)        (21,062)          (21,062)
Other                                                                  15,163         (75,731)          (17,561)
                                                                     --------        --------        ----------

Total                                                                $(62,835)       $873,881        $1,643,111
                                                                     ========        ========        ==========


11. SEGMENTS OF OPERATIONS

    Effective July 1, 2002, the Company changed the structure of its internal organization such that the Pipeline Operations segment was established as a new segment. The results of this segment reflect operations of oil and gas gathering systems placed into service in fiscal year 2002, and transferred from EWR to EWD. For fiscal year 2002 and prior years, EWD consisted primarily of real estate holding and incurred minimal expenses. The financial operations of EWD's pipeline assets and real estate holding are now being reported as pipeline operations.

    Summarized financial information for the Company's Natural Gas Operations, Propane Operations, EWR and Pipeline Operations segments (before inter-company eliminations between segments primarily consisting of gas sales from EWR to Natural Gas Operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment) is as follows:

                              Natural Gas     Propane                    Pipeline
Year Ended June 30, 2003      Operations    Operations        EWR       Operations    Eliminations   Consolidated

Operating revenue:
  Natural gas operations       $31,927,242   $        --    $        --   $       --   $   (300,000)  $31,627,242
  Propane operations                          12,984,676                                   (197,758)   12,786,918
  Gas and electric--wholesale                                50,371,419                 (16,088,229)   34,283,190
  Pipeline operations                                                        448,681                      448,681
                               -----------   -----------    -----------   ----------   ------------   -----------

  Total operating revenue       31,927,242    12,984,676     50,371,419      448,681    (16,585,987)   79,146,031
                               -----------   -----------    -----------   ----------   ------------   -----------

Gas purchased                   22,054,365     8,959,974                     287,074       (497,758)   30,803,655
Gas and electric--wholesale                                  47,594,332                 (16,088,229)   31,506,103
Cost of goods sold                                              210,661                                   210,661
Distribution, general, and
  administrative                 6,006,710     2,693,842      2,827,549      140,927                   11,669,028
Maintenance                        410,829        85,888                                                  496,717
Depreciation and amortization    1,486,754       622,156        168,537      114,921                    2,392,368
Taxes other than income            637,635       198,369         43,977        8,300                      888,281
                               -----------   -----------    -----------   ----------   ------------   -----------

Operating expenses              30,596,293    12,560,229     50,845,056      551,222    (16,585,987)   77,966,813
                               -----------   -----------    -----------   ----------   ------------   -----------

Operating income (loss)          1,330,949       424,447       (473,637)    (102,541)                   1,179,218

Non-operating income                93,850       187,329         19,632        1,299                      302,110

Interest on long-term debt        (689,969)     (297,115)      (166,173)      (6,245)                  (1,159,502)
Interest on lines of credit       (308,681)     (106,045)       (57,879)        (935)                    (473,540)
                               -----------   -----------    -----------   ----------   ------------   -----------

Income (loss) before income
  taxes                            426,149       208,616       (678,057)    (108,422)                    (151,714)
Income tax benefit (expense)      (245,182)      (68,833)       359,886       16,964                       62,835
                               -----------   -----------    -----------   ----------   ------------   -----------

Net income (loss)              $   180,967   $   139,783    $  (318,171)  $  (91,458)  $         --   $   (88,879)
                               ===========   ===========    ===========   ==========   ============   ===========


Capital expenditures           $ 2,660,788   $   878,356    $    80,776   $1,345,146   $         --   $ 4,965,066

Total assets                   $36,177,289   $12,630,662    $12,184,332   $2,643,483   $ (1,227,471)  $62,408,295

                                Natural Gas     Propane                        Pipeline
Year Ended June 30, 2002        Operations     Operations        EWR          Operations      Eliminations   Consolidated

Operating revenue:
  Natural gas operations        $39,823,393    $        --     $       --     $       --      $   (308,333)  $39,515,060
  Propane operations                            10,870,327                                        (214,175)   10,656,152
  Gas and electric--wholesale                                   56,819,550                     (16,972,811)   39,846,739
  Pipeline operations                                                            154,494                         154,494
                                -----------    -----------     -----------    ----------      ------------   -----------

  Total operating revenue        39,823,393     10,870,327      56,819,550       154,494       (17,495,319)   90,172,445
                                -----------    -----------     -----------    ----------      ------------   -----------

Gas purchased                    29,773,507      6,621,170                                        (522,508)   35,872,169
Gas and electric--wholesale                                     55,495,220                     (16,972,811)   38,522,409
Cost of goods sold                                                 195,254                                       195,254
Distribution, general, and
  administrative                  5,033,521      2,157,761       1,543,738        55,163                       8,790,183
Maintenance                         387,468         78,303                                                       465,771
Depreciation and amortization     1,388,254        622,039          34,150        14,726                       2,059,169
Taxes other than income             687,819        207,086          50,284         1,025                         946,214
                                -----------    -----------     -----------    ----------      ------------   -----------

Operating expenses               37,270,569      9,686,359      57,318,646        70,914       (17,495,319)   86,851,169
                                -----------    -----------     -----------    ----------      ------------   -----------

Operating income (loss)           2,552,824      1,183,968        (499,096)       83,580                       3,321,276

Non-operating income                153,935        199,477         304,878          (403)                        657,887

Interest on long-term debt         (799,889)      (305,859)        (80,207)       (1,794)                     (1,187,749)
Interest on lines of credit        (370,837)      (121,109)        (24,101)         (696)                       (516,743)
                                -----------    -----------     -----------    ----------      ------------   -----------

Income (loss) before income
  taxes                           1,536,033        956,477        (298,526)       80,687                       2,274,671
Income tax benefit (expense)       (600,339)      (351,271)        110,112       (32,383)                       (873,881)
                                -----------    -----------     -----------    ----------      ------------   -----------

Net income (loss)               $   935,694    $   605,206     $  (188,414)   $   48,304      $         --   $ 1,400,790
                                ===========    ===========     ===========    ==========      ============   ===========


Capital expenditures            $ 3,122,484    $ 1,221,971     $ 1,279,549    $  831,453      $         --   $ 6,455,457

Total assets                    $35,103,259    $12,110,629     $10,411,234    $1,067,308      $   (823,383)  $57,869,047

                                       Natural Gas      Propane                     Pipeline
Year Ended June 30, 2001               Operations     Operations         EWR       Operations    Eliminations    Consolidated

Operating revenue:
  Natural gas operations               $41,008,435    $        --    $        --    $     --     $   (403,330)  $ 40,605,105
  Propane operations                                   14,005,549                                    (138,317)    13,867,232
  Gas and electric--wholesale                                         77,668,732                  (20,696,985)    56,971,747
  Pipeline operations                                                                168,351                         168,351
                                       -----------    -----------    -----------    --------     ------------   ------------

  Total operating revenue               41,008,435     14,005,549     77,668,732     168,351      (21,238,632)   111,612,435
                                       -----------    -----------    -----------    --------     ------------   ------------

Gas purchased                           31,139,176      9,711,075                                    (541,647)    40,308,604
Gas and electric--wholesale                                           70,359,346                  (20,696,985)    49,662,361
Cost of goods sold                                                       202,775                                     202,775
Distribution, general, and
  administrative                         5,593,537      2,517,222      3,978,294       1,462                      12,090,515
Maintenance                                339,527         88,240                                                    427,767
Depreciation and amortization            1,337,620        605,501         19,757       7,203                       1,970,081
Taxes other than income                    507,927        162,786         56,363                                     727,076
                                       -----------    -----------    -----------    --------     ------------   ------------

Operating expenses                      38,917,787     13,084,824     74,616,535       8,665      (21,238,632)   105,389,179
                                       -----------    -----------    -----------    --------     ------------   ------------

Operating income                         2,090,648        920,725      3,052,197     159,686                       6,223,256

Non-operating income                       131,382        128,122         22,055                                     281,559

Interest on long-term debt                (732,850)      (286,472)      (196,402)    (10,116)                     (1,225,840)
Interest on lines of credit               (521,390)      (199,805)      (141,997)     (7,535)                       (870,727)
                                       -----------    -----------    -----------    --------     ------------   ------------

Income before income taxes                 967,790        562,570      2,735,853     142,035                       4,408,248
Income taxes                              (355,856)      (221,446)    (1,001,962)    (63,847)                     (1,643,111)
                                       -----------    -----------    -----------    --------     ------------   ------------

Net income                             $   611,934    $   341,124    $ 1,733,891    $ 78,188     $         --   $  2,765,137
                                       ===========    ===========    ===========    ========     ============   ============


Capital expenditures                   $ 1,773,357    $ 1,192,655    $        --    $310,239     $         --   $  3,276,251

Total assets                           $39,874,297    $12,833,470    $11,805,637    $546,094     $ (2,781,863)  $ 62,277,635


12. STOCK OPTIONS AND OWNERSHIP PLANS

    Stock Options--The Energy West, Incorporated 2002 Stock Option Plan is an incentive stock option plan (the "2002 Option Plan") that provides for the issuance of up to 200,000 shares of the Company's common stock pursuant to options issuable to certain key employees. Additionally, the Company's 1992 Stock Option Plan (the "1992 Option Plan"), which expired in September 2002, provided for the issuance of up to 100,000 shares of the Company's common stock pursuant to options issuable to certain key employees. Under the 2002 Option Plan and the 1992 Option Plan (collectively, the "Option Plans"), the option price may not be less than 100% of the common stock fair market value on the date of grant (110% of the fair market value if the employee owns more than 10% of the Company's outstanding common stock). Pursuant to the Option Plans, the options vest over four years and are exercisable over a five-year period from date of issuance. When the 1992 Option Plan expired in September 2002, 12,600 shares remained unissued and were no longer available for issuance.

      A summary of activity under the Option Plans for the years ended June 30, 2003, 2002, and 2001 is as follows:


                                                          2003                     2002                      2001
                                               -----------------------  ------------------------  -----------------------
                                                              Weighted                   Weighted               Weighted
                                                              Average                    Average                 Average
                                                   Number     Exercise      Number       Exercise     Number    Exercise
                                                 of Shares     Price       of Shares      Price     of Shares     Price

          Outstanding at beginning of year         32,420      $9.089        56,420      $8.894      62,720       $8.894
          Granted                                 114,500       8.491            --                      --
          Exercised                                    --                   (24,000)      8.523      (2,300)       9.000
          Forfeited                               (16,500)      8.614            --                  (4,000)       9.187
                                                  -------                   -------                  ------
          Outstanding at end of year              130,420       8.624        32,420       9.089      56,420        8.849
                                                  =======                   =======                  ======
          Options exercisable at year end          48,820       8.846        19,452       9.089      30,568        8.733
                                                  =======                   =======                  ======


      At June 30, 2003, exercise prices range from $8.49 to $9.19 per share. The weighted-average remaining contractual life of stock options is three years. At June 30, 2003, there were approximately 98,000 shares available for grant under the 2002 Option Plan.

      Employee Stock Ownership Plan--The Company has an Employee Stock Ownership Plan ("ESOP") that covers most of the Company's employees. The ESOP receives contributions of the Company's common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company's common stock. The Company has recognized as expense $-0-, $129,802, and $240,812 for the years ended June 30, 2003, 2002, and 2001, respectively, related to the common stock contributions.

13.   COMMITMENTS AND CONTINGENCIES

      Commitments--The Company has entered into long-term, take or pay natural gas supply contracts which expire at varying times through 2008. The contracts generally require the Company to purchase specified minimum volumes of natural gas at fixed prices over periods ranging from one to six years. The prices per MMBtu for these contracts average approximately $3.30. Based on these fixed prices, the minimum take or pay obligation at June 30, 2003 is as follows:


          Year ending June 30:
            2004                                                      $3,426,573
            2005                                                       1,539,152
            2006                                                       1,539,753
            2007                                                         900,873
            2008                                                         577,731
                                                                      ----------

          Total                                                       $7,984,082
                                                                      ==========

      Natural gas purchases under these contracts for the years ended June 30, 2003, 2002, and 2001 approximated $1,973,242, $920,475, and $1,141,000, respectively.

      In 2000, the Company entered into a 10-year transportation agreement with NorthWestern Energy that fixes the cost of pipeline and storage capacity.

      Environmental Contingency--The Company owns property on which it operated a manufactured gas plant from 1909 to 1928. The site is currently used as an office facility for Company field personnel and storage location for certain equipment and materials. The coal gasification process utilized in the plant resulted in the production of certain by-products, which have been classified by the federal government and the State of Montana as hazardous to the environment.

      Several years ago the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission of a proposed remediation plan to the Montana Department of Environmental Quality ("MDEQ") in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999 the Company received final approval from the MDEQ for its plan for remediation of soil contaminants. The Company has completed its remediation of soil contaminants and in April of 2002 received a closure letter from MDEQ approving the completion of such remediation program.

      The Company and its consultants continue their work with the MDEQ relating to the remediation plan or water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve them. Although the MDEQ has not established guidance to attain a technical waiver, the U.S. Environmental Protection Agency ("EPA") has developed such guidance. The EPA guidance lists factors which render mediations technically impracticable. The Company has filed a request for a waiver respecting compliance with certain standards with the MDEQ.

      At June 30, 2003, the Company had incurred cumulative costs of approximately $2,034,000 in connection with its evaluation and remediation of the site. The Company also estimates that it will incur at least $60,000 in additional expenses in connection with its investigation and remediation for this site. On May 30, 1995, the Company received an order from the MPSC allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 2003, the Company had recovered approximately $1,443,000 through such surcharges.

      On April 15, 2003, the MPSC issued an Order to Show Cause Regarding the Environmental Surcharge. The MPSC required the Company to show cause why it was not in violation of the 1995 order by failing to seek renewal of the surcharge at the conclusion of the initial two year recovery period. The Company responded to the MPSC and an interim order been issued by the MPSC suspending the collection by the Company of the surcharge until further investigation can be conducted and requiring a new application from the Company respecting the surcharge. Company management believes the Company's application will be approved. The Company currently has an unrecovered balance of $590,000 awaiting recovery through this mechanism. In the event that the MPSC does not approve the Company's revised application, in addition to potentially being unable to recover the unrecovered balance of $590,000, the Company could be required to refund to customers a portion of the $1,430,000 previously collected through surcharge.

      Litigation--From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce its exposure.

      In addition to other litigation referred to above, the Company or its subsidiaries are involved in the following described litigation:

      EWR has been involved in a lawsuit with PPLM which was filed on July 2, 2001, and involves a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000. On June 17, 2003, EWR and PPLM reached agreement on a settlement of the lawsuit. Under the terms of the settlement, EWR paid PPLM a total of $3,200,000, consisting of an initial payment of $1,000,000 on June 17, 2003, and a second payment of $2,200,000 on September 30, 2003, terminating all proceedings in the case. EWR had established reserves in fiscal year 2002 of approximately $3,032,000 to pay a potential settlement with PPLM and the remaining $168,000 was charged to operating expenses in fiscal year 2003.

      By letter dated August 30, 2002, the Montana Department of Revenue ("DOR") notified the Company that the DOR had completed a property tax audit of the Company for the period January 1, 1997 through and including December 31, 2001, and had determined that the Company had willfully under-reported its personal property and that additional property taxes and penalties should be assessed.

      On August 8, 2003, the Company reached an agreement with the DOR to pay $2,430,000 in back taxes (without interest or penalty) as a settlement for the underpayment of property taxes for tax years 1992 through and including 2002. The settlement amount will be paid in ten equal annual installments of $243,000, on or before November 30 of each year, beginning November 30, 2003.

      Under Montana law, the Company believes it is entitled to recover the amounts paid in connection with the DOR settlement through future rate adjustments without seeking approval from the MPSC. The amended rates will go into effect on January 1 following the date of each tax payment. The amended rate schedules must be filed with the MPSC on or before the effective date of the changes in taxes paid, and the commission has 45 days to act on the adjusted rates submitted. If the commission determines that the rates were adjusted in error, then refunds must be paid to the customers.

      The Company has included $2,187,000 in other long-term liabilities and $243,000 in accrued and other current liabilities related to the DOR settlement in the accompanying consolidated balance sheet at June 30, 2003. As discussed above, management believes that Montana law permits the Company to recover the DOR settlement through rates. Accordingly, the Company has recorded a regulatory asset equal to the settlement amount.

      Operating Leases--The Company leases certain properties including land, office buildings, and other equipment under non-cancelable capital and operating leases through fiscal year 2010. The future minimum lease payments are as follows:



          Year ended June 30:
            2004                                                    $183,765
            2005                                                     152,599
            2006                                                     142,599
            2007                                                      90,624
            2008                                                      90,624
            Thereafter                                                85,800
                                                                    --------

          Total                                                     $746,011
                                                                    ========

      Lease expense resulting from operating leases for the years ended June 30, 2003, 2002, and 2001 totaled $189,906, $189,906, and $189,615, respectively.

      Letters of Credit--Outstanding letters of credit totaled $4,400,000 $4,150,000, and $6,000,000 at June 30, 2003, 2002, and 2001, respectively.
      The letters of credit guarantee the Company's performance to third parties for gas and electric purchases and gas transportation services. Subsequent to June 30, 2003, third parties drew $1,610,864 on the letters of credit to satisfy obligations of the Company.

14.   FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

      Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established certain policies and procedures to manage such risks. The Company has a Risk Management Committee ("RMC") comprised of Company officers and management to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business.

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

      During the third quarter of fiscal year 2002, Energy West Resources, Inc. ("EWR") terminated its existing derivative contracts with Enron Canada Corporation ("ECC"), a subsidiary of Enron Corp. Most of these contracts were commodity swaps that EWR had entered into to mitigate the effects of fluctuations in the market price of natural gas. The derivative contracts with ECC were entered into at various times in order to lock in margins on certain contracts under which EWR had commitments to other parties to sell natural gas at fixed prices (the "Future Sale Agreements"). EWR made the decision to terminate these ECC contracts because of concerns relating to the bankruptcy of Enron Corp. At the date of termination, the market price of natural gas was substantially lower than the price had been when EWR entered into the contracts, resulting in a net amount due from EWR to ECC of approximately $5,400,000. EWR paid this amount to ECC upon the termination of the contracts, and thereby discharged the liability related to the contracts. The costs related to such termination were reflected in the Company's consolidated statement of operations as adjustments to gas purchased for the fiscal year ended June 30, 2002. At the time the Company terminated the ECC derivative contracts, the Company entered into new gas purchase contracts (the "Future Purchase Agreements") at prices much lower than those provided for under the ECC contracts. The Company recognized income as a result of the mark-to-market accounting treatment of the Future Purchase Agreements, and therefore the termination of the ECC derivative contracts did not have a material impact on the Company's consolidated statement of operations.

      The Future Purchase Agreements and the Future Sale Agreements continue to be valued on a mark-to market basis. As of June 30, 2003, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:


                                                                                 Assets        Liabilities

          Contracts maturing during fiscal year 2004                           $ 880,240        $285,610
          Contracts maturing during fiscal years 2005 and 2006                 1,431,154         236,795
          Contracts maturing during fiscal years 2007 and 2008                   352,849         221,052
          Contracts maturing during fiscal years 2009 and beyond                  55,397          37,246
                                                                              ----------        --------

          Total                                                               $2,719,640        $780,703
                                                                              ==========        ========

      During fiscal year 2003, the Company did not enter into any new contracts that would be accounted for using mark-to-market accounting under SFAS No. 133.

15.   SUBSEQUENT EVENTS

      Certain assets related to the Company's propane operations were sold effective August 21, 2003. At the date of the sale, the assets had a net book value totaling $1,118,303. In connection with the sale, the Company recognized a gain of $252,030.

16.   QUARTERLY INFORMATION (UNAUDITED)

      Quarterly results (unaudited) for the years ended June 30, 2003 and 2002 are as follows (in thousands, except per share data):


                                                                  First         Second          Third        Fourth
          Fiscal Year 2003                                       Quarter        Quarter        Quarter       Quarter

          Revenues                                               $10,363        $23,189        $28,913       $16,681
          Operating income (loss)                                 (1,312)           471          3,345        (1,325)
          Net income (loss)                                       (1,021)           121          1,779          (968)
          Basic earnings (loss) per common share                   (0.40)          0.05           0.69         (0.37)
          Diluted earnings (loss) per share                        (0.40)          0.05           0.69         (0.37)

          Fiscal Year 2002

          Revenues                                               $15,894        $22,689        $35,534       $16,055
          Operating income (loss)                                    437          1,593          2,238          (947)
          Net income (loss)                                         (433)           623          1,174            37
          Basic earnings (loss) per common share                   (0.17)          0.25           0.46          0.01
          Diluted earnings (loss) per share                        (0.17)          0.25           0.46          0.01



      During the fourth quarter of fiscal year 2003, the Company had approximately $440,000 of expenses related to obtaining new short-term financing. Also during the fourth quarter of fiscal year 2003, the Company incurred approximately $201,000 in additional legal fees and approximately $168,000 in settlement costs related to the PPLM litigation.

      Effective January 1, 2002, the Company changed its policy regarding the classification of net gains from derivative instruments to include those net gains in revenues rather than in non-operating income. Accordingly, net gains from derivative instruments for quarters ended prior to January 1, 2002 have been restated to reflect the classification of net gains from derivative instruments as a component of revenues. The reclassification impacted amounts previously reported for revenues and operating income
      (loss), but had no impact on net income (loss).

                                   * * * * * *

                         STATEMENT OF DIFFERENCES

The section symbol shall be expressed as................................'SS'