Form 10-K/A
period 2003-06-30
ENERGY WEST INC
filed 2003-10-20
CIK 43350

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

The  aggregate  market value of the voting stock held by  non-affiliates  of the registrant as of December 31, 2002: Common Stock, $.15 Par Value - $19,044,030

The number of shares outstanding of the registrant's  classes of common stock as of September 30, 2003: Common Stock, $.15 Par Value - 2,595,250 shares.

Explanatory Note:

         The Company hereby amends Item 13 of Part III and Item 15 of Part IV of its Annual  Report on Form 10-K for the fiscal year ended June 30,  2003,  which was filed with the Securities and Exchange Commission on October 9, 2003.

PART III

Item 13. - Certain Relationships and Related Transactions

The  information  contained  under the  heading  "Certain  Transactions"  in the
Company's  Supplemental  Proxy  Materials dated October 17, 2003 (filed with the
Securities  and Exchange  Commission  as  Definitive  Revised  Proxy  Statement)
supplementing  its Proxy Statement for its Annual Meeting of Shareholders  dated
October 9, 2003, is incorporated herein by reference in response to this item.

PART IV

Item 15. - Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)     1.        Financial  Statements included in Part II, Item 8 (these items were filed with the Company's Form 10-K filed on October 9, 2003):
                  Report of Independent Auditors
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
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

                                  JUNE 30, 2003

                            Balance At      Charged         Write-Offs      Balance
                            Beginning       to Costs        Net of          at End of
Description                 of Period       & Expenses      Recoveries      Period
---------------------------------------------------------------------------------------------

ALLOWANCE FOR
UNCOLLECTIBLE ACCOUNTS

Year Ended June 30, 2001      $     87,999    $    169,785    $   (53,214)    $    204,570
Year Ended June 30, 2002      $    204,570    $     59,506    $  (109,825)    $    154,251
Year Ended June 30, 2003      $    154,251    $    164,499    $  (105,737)    $    213,013

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 20, 2003      ENERGY WEST, INCORPORATED

                                /s/ John C. Allen
                                By: John C. Allen
                                Interim President and Chief Executive Officer

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

10.11    Amended and Restated Advisory Agreement,  dated October 3, 2003, by and among Energy West,  Incorporated,  D.A. Davidson & Co. and DAMG Capital
         LLC (incorporated by reference to Exhibit 10.11 to the Company's Annual
         Report on Form 10-K for the fiscal year ended June 30, 2003, filed with the Commission on October 9, 2003).

10.12    Letter  Agreement  dated June 5, 2003  between DAMG Capital LLC and the
         Company  (incorporated  by reference to Exhibit  10.12 to the Company's
         Annual  Report on Form 10-K for the fiscal  year  ended June 30,  2003, filed with the Commission on October 9, 2003).

10.13    Letter Agreement dated June 5, 2003 between D.A. Davidson & Co. and the
         Company  (incorporated  by reference to Exhibit  10.13 to the Company's
         Annual  Report on Form 10-K for the fiscal  year  ended June 30,  2003, filed with the Commission on October 9, 2003).

21.1     Subsidiaries of the Company  (incorporated by reference to Exhibit 21.1 to the  Company's  Annual Report on Form 10-K for the fiscal year ended
         June 30, 2000, filed with the Commission on September 28, 2000).

23.1     Consent of Independent  Auditors - Deloitte & Touche LLP  (incorporated by  reference to Exhibit 23.1 to the  Company's  Annual  Report on Form
         10-K for the fiscal year ended June 30, 2003, filed with the Commission on October 9, 2003).

23.2     Consent of Independent  Auditors - Ernst & Young LLP  (incorporated  by reference to Exhibit 23.2 to the  Company's  Annual Report on Form 10-K
         for the fiscal year ended June 30, 2003,  filed with the  Commission on
         October 9, 2003).

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