Form 10-Q
period 2003-09-30
ENERGY WEST INC
filed 2003-11-14
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                         COMMISSION FILE NUMBER 0-14183
                         ------------------------------

                            ENERGY WEST, INCORPORATED
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MONTANA                                     81-0141785
-------------------------------                     -------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                       IDENTIFICATION NO.)


                  1 FIRST AVENUE SOUTH, GREAT FALLS, MT. 59401
               --------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


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

Yes      No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class Outstanding at September 30, 2003
(Common stock, $.15 par value) 2,595,250 shares

                            ENERGY WEST, INCORPORATED
                               INDEX TO FORM 10-Q

                                                                      PAGE NO.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (UNAUDITED)

         Condensed Consolidated Balance Sheets as of
         September 30, 2003, September 30, 2002 and June 30, 2003          1

         Condensed Consolidated Statements of Operations -
         three months ended September 30, 2003 and 2002                    2

         Condensed Consolidated Statements of Cash Flows -
         three months ended September 30, 2003 and 2002                    3

         Notes to Condensed Consolidated Financial Statements             4-9

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations           9-20

         Item 3 -- Quantitative and Qualitative Disclosures about
                   Market Risk                                           20-21

         Item 4 -- Controls and Procedures                                21

Part II   Other Information

         Item 1 - Legal Proceedings                                       22

         Item 2 - Changes in Securities                                   22

         Item 3 - Defaults upon Senior Securities                         22

         Item 4 - Submission of Matters to a Vote of Security Holders     22

         Item 5 - Other Information                                       22

         Item 6 -- Exhibits and Reports on Form 8-K                      22-23

         Signatures                                                      24-28

Item 1.  Financial Statements
                                    FORM 10Q
                            ENERGY WEST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          SEP 30              SEP 30             June 30
                                                                           2003                2002                2003
                                                                        (Unaudited)         (Unaudited)         (Unaudited)
                                                                        ---------------------------------------------------
Current assets
  Cash and cash equivalents                                             $ 1,791,264          $    94,289        $ 1,938,768
  Restricted cash                                                         2,600,000
  Accounts and note receivable (net)                                      5,886,687            5,710,019          7,971,632
  Derivative assets                                                       2,135,647            2,438,562          2,719,640
  Natural gas and propane inventories                                     6,240,812            5,777,455          1,038,690
  Materials and supplies                                                    376,083              627,488            352,982
  Prepayments and other                                                     747,762              715,992            371,490
  Deferred tax assets                                                       317,957            1,328,184            828,698
  Deferred purchase gas costs                                             1,205,071                               1,067,109
  Prepaid income tax receivable                                           2,240,768            1,137,530          1,882,889
                                                                        ---------------------------------------------------

Total current assets                                                     23,542,051           17,829,519         18,171,898

Note receivable                                                             461,060

Property, plant and equipment, net                                       38,557,024           37,151,932         39,576,596

Deferred charges                                                          4,828,244            1,905,341          4,388,372

Other assets                                                                263,266              300,869            271,429
                                                                        ---------------------------------------------------

Total assets                                                            $67,651,645          $57,187,661        $62,408,295
                                                                        ===================================================


Capitalization and liabilities
Current liabilities:
  Lines of credit                                                      $ 16,601,548          $ 9,019,881        $ 6,104,588
  Current portion of long term-debt                                         537,451              507,147            532,371
  Accounts payable                                                        6,756,191            4,930,926          8,841,779
  Derivative liabilities                                                    636,628                                 780,703
  Refundable cost of gas purchases                                                               227,514
  Accrued and other current liabilities                                   3,495,400            5,215,369          5,309,254
                                                                        ---------------------------------------------------

Total current liabilities                                                28,027,218           19,900,837         21,568,695
                                                                        ---------------------------------------------------

Long-term liabilities:
Deferred tax liabilities                                                  4,949,615            4,745,249          5,460,083
Deferred investment tax credits                                             350,141              371,203            355,406
Other long-term liabilities                                               4,953,419            1,970,129          4,891,200
                                                                        ---------------------------------------------------

Total                                                                   $10,253,175           $7,086,581         10,706,689
                                                                        ---------------------------------------------------

Long-Term Debt                                                          $14,694,349          $15,281,260         14,834,452

Stockholders' equity
  Preferred stock - $.15 par value
    Authorized  -  1,500,000
    Issued  --  none
  Common stock  --  $.15 par value                                          389,295              386,341           $389,295
    Authorized  -  3,500,000
    Outstanding  --  2,595,250 shares outstanding
      at September 30, 2003; 2,575,565 at September 30, 2002;
      and 2,595,250 at June 30, 2003.
  Capital in excess of par value                                          5,056,425            4,884,927          5,056,425
  Retained earnings                                                       9,231,183            9,647,715          9,852,739
                                                                        ---------------------------------------------------

      Total stockholders' equity                                         14,676,903           14,918,983         15,298,459
                                                                        ---------------------------------------------------
      Total capitalization                                              $29,371,252          $30,200,243        $30,132,911
                                                                        ---------------------------------------------------
    Total capitalization and liabilities                                $67,651,645          $57,187,661        $62,408,295
                                                                        ===================================================

         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                           ENERGY WEST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended
                                                                  Sep 30
                                                           2003              2002
                                                        (Unaudited)       (Unaudited)
                                                        -----------------------------
 Revenues:
   Natural gas operations                              $ 4,663,008       $ 2,980,375
   Propane operations                                    1,181,901         1,062,709
   Gas and electric-wholesale                            6,325,300         6,236,039
   Pipeline                                                109,350            83,744
                                                       -----------------------------
 Total revenues                                         12,279,559        10,362,867
                                                       -----------------------------
 Expenses:
   Gas & propane purchased                               3,743,982         2,168,669
   Gas and electric-wholesale                            5,687,031         5,830,935
   Distribution, general and administrative              2,573,725         2,729,594
   Maintenance                                             109,334           164,551
   Depreciation and amortization                           617,632           558,301
   Taxes other than income                                 263,862           222,552
                                                       -----------------------------
             Total operating expenses                   12,995,566        11,674,602
                                                       -----------------------------

 Operating loss                                           (716,007)       (1,311,735)

 Non-operating income                                      192,617            77,970

 Interest expense:
   Long-term debt                                          284,316           292,612
   Lines of credit                                         161,781            94,488
                                                       -----------------------------

 Total interest expense                                    446,097           387,100
                                                       -----------------------------

 Loss before income tax benefit                           (969,487)       (1,620,865)
 Income tax benefit                                       (347,931)         (600,290)
                                                       -----------------------------

 Net Loss                                                ($621,556)      ($1,020,575)
                                                       =============================

 Earnings per common share:
 Basic and diluted loss per common share                    ($0.24)           ($0.40)


 Weighted average common shares outstanding:
 Basic                                                   2,595,250         2,573,128
 Diluted                                                 2,595,250         2,573,128


         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Three Months Ended
                                                                                                         Sep 30
                                                                                                 2003              2002
                                                                                              (Unaudited)       (Unaudited)
                                                                                              -----------------------------
Cash flow from operating activities:
       Net loss                                                                                ($621,556)       ($1,020,575)
     Adjustment to reconcile net loss to net cash flows
          provided by operating activities
       Depreciation and amortization, including deferred charges and
          financing costs                                                                        668,660            605,065
       Gain on sale of property, plant & equipment                                              (338,204)
       Deferred gain on sale of assets                                                            (5,907)            (5,907)
       Investment tax credit - net                                                                (5,265)            (5,265)
       Deferred income taxes - net                                                                   267            305,174
       Change in operating assets and liabilities
         Accounts receivable - net                                                             1,984,946          2,534,220
         Derivative assets                                                                       583,993            429,155
         Natural gas and propane inventory                                                    (5,202,122)          (136,795)
         Prepayments and other                                                                (2,994,780)          (270,340)
         Recoverable/refundable cost of gas purchases                                           (137,962)        (1,796,645)
         Accounts payable                                                                     (2,085,591)        (4,482,767)
         Derivative liabilities                                                                 (144,075)
         Other assets and liabilities                                                         (2,590,753)          (373,713)
                                                                                             ------------------------------

        Net cash used in operating activities                                                (10,888,349)        (4,218,393)

Cash flow from investing activities:
       Construction expenditures                                                                (466,239)        (1,187,045)
       Proceeds from sale of property, plant & equipment                                         828,940
       Collection of long-term notes receivable                                                                       3,300
       Customer advances for construction                                                         13,600             21,660
       Proceeds from contributions in aid of constructions                                          (400)             1,104
                                                                                             ------------------------------

       Net cash provided by (used) in investing activities                                       375,901         (1,160,981)

Cash flow from financing activities:
       Repayment of Long-term debt                                                              (132,016)           (81,089)
       Proceeds from lines of credit                                                          21,197,090         11,801,987
       Repayment of lines of credit                                                          (10,700,130)        (6,282,106)
       Dividends on common stock                                                                                   (332,786)
                                                                                             ------------------------------

         Net cash provided by financing activities                                            10,364,944          5,106,006
                                                                                             ------------------------------

         Net increase (decrease) in cash and cash equivalents                                   (147,504)          (273,368)

 Cash and cash equivalents at beginning of year                                                1,938,768            367,657
                                                                                             ------------------------------


 Cash and cash equivalents at end of period                                                  $ 1,791,264            $94,289
                                                                                             ==============================

         The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003.

         Certain non-regulated, non-utility operations are conducted by three wholly-owned subsidiaries of the Company: Energy West Propane, Inc. ("EWP"); Energy West Resources, Inc. ("EWR"); and Energy West Development, Inc. ("EWD"). EWP is engaged in wholesale distribution of bulk propane in Arizona, and is engaged in retail distribution of bulk propane in Arizona. EWR markets gas and, on a limited basis, electricity in Montana and Wyoming, and owns certain natural gas production properties in Montana. EWD owns a natural gas gathering system that is located in both Montana and Wyoming and an interstate natural gas transportation pipeline also that runs between Montana and Wyoming.

      The Company's reporting segments are: Natural Gas Operations, Propane Operations, EWR and Pipeline Operations. An application has been granted by the Federal Energy Regulatory Commission ("FERC") and EWD began operations of the interstate natural gas pipeline as a transmission pipeline on July 1, 2003. The revenue and expenses associated with this transmission pipeline are included in the Pipeline Operations segment.

NOTE 2 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

         Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established certain policies and procedures to manage such risks. The Company has a Risk Management Committee ("RMC"), comprised of Company officers and management to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business.

         General---From time to time the Company or its subsidiaries may use derivative financial contracts to mitigate the risk of commodity price volatility related to firm commitments to purchase and sell natural gas or electricity. The Company may use such arrangements to protect its profit margin on future obligations to deliver quantities of a commodity at a fixed price. Conversely, such arrangements may be used to hedge against future market price declines where the Company or a subsidiary enters into an obligation to purchase a commodity at a fixed price in the future. The Company accounts for such financial instruments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

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

         The Company's wholly owned subsidiary, EWR, was party to a number of contracts that were valued on a mark-to-market basis under SFAS No. 133. Although certain firm commitments for the purchase and sale of natural gas could have been classified as normal purchases and sales and excluded from the requirements of SFAS No. 133, as described above, EWR elected to treat these contracts as derivative instruments under SFAS No. 133 in order to match contracts for the purchase and sale of natural gas for financial reporting purposes. Such contracts were recorded in the Company's consolidated balance sheet at fair value. Periodic mark-to-market adjustments to the fair values of these contracts are recorded as adjustments to gas costs.

      As of September 30, 2003, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate aggregate fair value as follows:

                                                              ASSETS         LIABILITIES

      Contracts maturing in one year or less:               $  600,539         $162,323
      Contracts maturing in two to three years:              1,180,503          324,673
      Contracts maturing in four to five years:                305,992          129,119
      Contracts maturing in five years or more:                 48,613           20,513
                                                            ----------         --------
           Total                                            $2,135,647         $636,628
                                                            ==========         ========


      During the first quarter of fiscal 2004, the Company has not entered into any new contracts that have required mark-to-market accounting under SFAS No. 133.

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

NOTE 3 -- INCOME TAXES

         Income tax benefit differs from the amount computed by applying the federal statutory rate to pre-tax loss as demonstrated in the following table:

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30

                                                                   2003            2002
Tax benefit at statutory rates - 34%..........................  ($327,839)      ($551,094)
State tax benefit, net of federal tax benefit.................    (52,619)        (37,349)
Amortization of deferred investment tax credits...............     (5,266)         (5,266)
Other.........................................................      37,793         (6,581)
                                                                 ---------         -------
Total income tax benefit......................................  ($347,931)      ($600,290)
                                                                 =========       =========

NOTE 4  --  LINES OF CREDIT

         On September 30, 2003, the Company established a $23,000,000 revolving line of credit (the "LaSalle Facility") with LaSalle Bank National Association, as Agent for certain banks. The LaSalle Facility replaced the Company's existing credit facility with Wells Fargo Bank Montana National Association (the "Wells Fargo Facility") and the amount due under the Wells Fargo Facility was paid in full out of the proceeds of the LaSalle Facility. Borrowings under the LaSalle Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries.

         The LaSalle Facility provides that the maximum availability under the facility will be reduced from $23,000,000 to $15,000,000 no later than March 31, 2004. As a result of the provisions providing for the reduction in the maximum availability under the LaSalle Facility, the Company will be required to refinance or restructure its long term debt by March 31, 2004.

         The terms of the LaSalle Facility also provide that the Company cannot pay dividends to its shareholders during the period prior to the refinancing or restructuring of the Company's Long Term Debt. In June 2003, the Company suspended its dividend to allow for strengthening of the Company's balance sheet. The Company expects that it will be able to accomplish the long-term debt restructuring by March 31, 2004.

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


NOTE 5 -- RESTRICTED CASH

         The Company was required to establish a cash reserve of $2,600,000 for letters of credit that remained outstanding with Wells Fargo at the time of completing the new short term line of credit facility with LaSalle Bank. The cash reserve will be returned to the Company by Wells Fargo within ten days of the expiration date of the individual letters of credit.


NOTE 6 --  NOTE RECEIVABLE

         On August 21, 2003, EWP sold the majority of its wholesale propane assets in Montana and Wyoming consisting of $782,000 in storage and other related assets and $352,000 in inventory and accounts receivable. The Company received cash of $750,000 and a promissory note for $620,000 to be repaid over a four year period. The pretax gain resulting from the sale of these assets was approximately $236,000.

NOTE 7 -- CONTINGENCIES

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

         Several years ago, the Company initiated an assessment of the site to determine if remediation of the site was required. That assessment resulted in a submission of a proposed remediation plan to the Montana Department of Environmental Quality ("MDEQ") in 1994. The Company has worked with the MDEQ since that time to obtain the data that would lead to a remediation action acceptable to the MDEQ. In the summer of 1999, the Company received final approval from the MDEQ for its plan for remediation of soil contaminants. The Company has completed its remediation of soil contaminants and in April 2002 received a closure letter from the MDEQ approving the completion of such remediation program.

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

         At September 30, 2003, the Company had incurred cumulative costs of approximately $2,036,000 in connection with its evaluation and remediation of the site. The Company also estimates that it will incur at least $60,000 in additional expenses in connection with its investigation and remediation for this site. On May 30, 1995, the Company received an order from the MPSC allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 2003, the Company had recovered approximately $1,450,000 through such surcharges.

         On April 15, 2003, the MPSC issued an Order to Show Cause Regarding the Environmental Surcharge. The MPSC required the Company to show cause why it was not in violation of the 1995 order by failing to seek renewal of the surcharge at the conclusion of the initial two year recovery period. The Company responded to the MPSC and an interim order has been issued by the MPSC suspending the collection by the Company of the surcharge until further investigation can be conducted and requiring a new application from the Company respecting this surcharge. The Company has submitted its revised application and is awaiting further MPSC action. Company management believes the Company's application will be granted. The Company currently has an unrecovered balance of $586,000 awaiting recovery through this mechanism. In the event that the MPSC does not approve the Company's revised application, in addition to potentially being unable to recover the unrecovered balance of $586,000, the Company could be required to refund to customers a portion of the $1,450,000 previously collected through surcharges.

LEGAL PROCEEDINGS

         From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

         On November 12, 2003, Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company ("Turkey Vulture") filed a complaint in Montana Eighth Judicial District Court against the Company seeking a temporary restraining order and a preliminary and permanent injunction to prevent the Company from postponing its annual meeting of shareholders from its previously scheduled date of November 12, 2003 until December 3, 2003, soliciting additional proxies from Energy West shareholders and counting the shares of Ian Davidson, the Company's largest shareholder, in the annual election of directors which is to occur at the annual meeting of shareholders. On November 12, 2003, the Court issued a temporary restraining order requiring the Company to hold its annual shareholders' meeting and election of directors on or before November 24, 2003, and ordering that the only shareholders and proxies eligible to vote are those that were eligible, under the Energy West bylaws and applicable law, on November 12, 2003 and restraining all parties from engaging in any additional proxy solicitation efforts regarding the election of directors. The Court has set a formal hearing on the motion for preliminary injunction on November 21, 2003. The Company believes that it has valid defenses to the claims of Turkey Vulture and intends to vigorously oppose the temporary restraining order and the preliminary and permanent injunction sought by Turkey Vulture.

         In addition to other litigation referenced above, the Company or its subsidiaries are involved in the following described litigation:

         EWR has been involved in a lawsuit with PPL Montana, LLC ("PPLM") which was filed on July 2, 2001, and involves a wholesale electricity supply contract between EWR and PPLM dated March 17, 2000 and a confirmation letter thereunder dated June 13, 2000. On June 17, 2003, EWR and PPLM reached agreement on a settlement of the lawsuit. Under the terms of the settlement, EWR paid PPLM a total of $3,200,000, consisting of an initial payment of $1,000,000 on June 17, 2003, and a second payment of $2,200,000 on September 30, 2003, terminating all proceedings in the case. EWR had established reserves in fiscal year 2002 of approximately $3,032,000 to pay a potential settlement with PPLM and the remaining $168,000 was charged to operating expenses in fiscal year 2003.

         By letter dated August 30, 2002, the Montana Department of Revenue ("DOR") notified the Company that the DOR had completed a property tax audit of the Company for the period January 1, 1997 through and including December 31, 2001, and had determined that the Company had under-reported its personal property and that additional property taxes and penalties should be assessed.

         On August 8, 2003, the Company reached agreement with the DOR to pay $2,430,000 in back taxes (without interest or penalty) for tax years 1992 through and including 2002. The settlement amount will be paid in ten equal annual installments of $243,000 on or before November 30 of each year beginning November 30, 2003.

         Under Montana law, the Company believes it is entitled to recover the amounts paid in connection with the DOR settlement through future rate adjustments without seeking approval from the MPSC. The amended rates will go into effect on January 1 following the date of each tax payment. The amended rate schedules must be filed with the MPSC on or before the effective date of the changes in taxes paid and the commission has 45 days to act on the adjusted rates submitted. If the commission determines that the rates were adjusted in error, then refunds must be paid to the customers. The company has established a regulatory asset and a liability in the amount of $2,430,000. The Company expects to begin collection of the additional amounts paid in November of 2003 on or about January 1, 2004.


NOTE 8 -- OPERATIONS BY LINE OF BUSINESS

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30

                                                     2003               2002
Gross Margin (Operating
Revenue Less Gas and
Power Purchased):
Natural Gas Operations                          $1,665,037          $1,439,477
Propane  Operations                                435,890             434,938
EWR                                                638,269             405,104
Pipeline Operations                                109,350              83,744
                                                ----------          ----------
                                                $2,848,546          $2,363,263
                                                ==========          ==========

Operating Income (Loss):
Natural Gas Operations                           ($900,442)          ($703,971)
Propane Operations                                (172,382)           (427,520)
EWR                                                298,854            (230,995)
Pipeline Operations                                 57,963              50,751
                                                ----------         -----------
                                                 ($716,007)        ($1,311,735)
                                                ==========         ===========


Net Income (Loss):
Natural Gas Operations                           ($708,012)          ($617,930)
Propane Operations                                (143,846)           (274,025)
EWR                                                135,485            (159,295)
Pipeline Operations                                 94,817              30,675
                                                ----------         -----------
                                                 ($621,556)        ($1,020,575)
                                                ==========         ===========


NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management has determined that there is no current impact from SFAS No. 149 on the consolidated financial statements.

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


NOTE 10 -- STOCK OPTIONS

         The Company has elected to follow Accounting Principals Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The stock-based employee compensation cost that would have been included in net loss if the fair value method had been applied to all awards is not significant for the quarter ended September 30, 2003.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The following Management's Discussion and Analysis and other portions of this quarterly report on Form 10-Q contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions and statements regarding the required restructuring of our long-term debt, our operating capital requirements, the DOR property tax payments, the Company's environmental remediation plans, and similar statements that are not historical are forward looking statements that involve risks and uncertainties. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

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

RISK FACTORS

         The major factors which affect the Company's future results include the ability to restructure our long-term debt as required by our current credit facility and potential costs associated with such restructuring, the potential nonallowance by the MPSC of the recovery of the environmental surcharge, the potential impacts of our proxy contest with the Committee to Re-Energize Energy West, changes in the utility regulatory environment, general and regional economic conditions, weather, customer retention and growth, the ability to meet competitive pressures, the ability to contain costs, the adequacy and timeliness of rate relief, cost recovery and necessary regulatory approvals, and continued access to capital markets. In addition, changes in the competitive environment, particularly related to the Company's EWR segment, could have a significant impact on the performance of the Company.

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

         The Company's regulated natural gas and propane vapor operations follow SFAS 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). If the Company's natural gas and propane vapor operations were to discontinue the application of SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events that would cause it to discontinue the application of SFAS 71 in the foreseeable future.

         In addition to the factors discussed above, the following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

         - Fluctuating energy commodity prices, including prices for fuel and power;
         - The possibility that regulators may not permit the Company to pass through all such increased costs to customers;
         - Fluctuations in wholesale margins due to uncertainty in the natural gas and power markets;
         - Changes in general economic conditions in the United States and changes in the industries in which the Company conducts business;
         - Changes in federal or state laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations;
         - The impact of FERC and state public service commission statutes and regulation, including allowed rates of return, the pace of deregulation in retail natural gas and electricity markets, and the resolution of other regulatory matters;
         - The ability of the Company and its subsidiaries to obtain governmental and regulatory approval of various expansion or other projects;
         - The costs and effects (including the possibility of adverse outcomes) of legal and administrative claims and proceedings against the Company or its subsidiaries;
         - Conditions of the capital markets the Company utilizes to access capital to finance operations;
         -    The ability to raise capital in a cost-effective way;
         -    The effect of changes in accounting policies, if any;
         -    The ability to manage growth of the Company;
         -    The ability to control costs;
         - The ability of each business unit to successfully implement key systems, such as service delivery systems;
         - The ability of the Company and its subsidiaries to develop expanded markets and product offerings as well as their ability to maintain existing markets;
         - The ability of customers of the energy marketing and trading business to obtain financing for various projects;
         - The ability of customers of the energy marketing and trading business to obtain governmental and regulatory approval of various projects;
         - Future utilization of pipeline capacity, which can depend on energy prices, competition from alternative fuels, the general level of natural gas and propane demand, decisions by customers not to renew expiring natural gas or propane contracts, and weather conditions; and
         - Global and domestic economic repercussions from terrorist activities and the government's response thereto.

GENERAL BUSINESS DESCRIPTION

         The following discussion reflects results of operations of the Company and its consolidated subsidiaries for the periods indicated.

         The Company's Natural Gas Operations segment involves the distribution of regulated natural gas to the public in the Great Falls and West Yellowstone, Montana and the Cody, Wyoming areas. Also included in the Natural Gas Operations segment is a small regulated propane operation located in Cascade, Montana.

         The Company's Propane Operations segment includes the distribution of regulated propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas as well as non-utility retail and wholesale propane operations, operated by its wholly owned subsidiary, Energy West Propane, Inc. (EWP). Until August 21, 2003, EWP marketed its product in Wyoming, Montana, Arizona, Colorado, South Dakota, North Dakota, Washington, Idaho and Nebraska. On August 21, 2003, EWP sold the majority of its wholesale propane assets in Montana and Wyoming consisting of $782,000 in storage and other related assets and $352,000 in inventory and accounts receivable. These assets served wholesale customers in Montana, Idaho, Washington and Wyoming. The pretax gain resulting from the sale of these assets was approximately $236,000. The sale represents less than 8% of the assets of EWP, and less than 2% of the Company's consolidated assets. EWP wholesale and non-utility retail propane operations continues to serve customers in Arizona. The Company believes that the retail propane assets in Arizona remain a strategic fit for the Company, and EWP has no plans to dispose of these assets at the present time.

         The EWR segment conducts marketing and distribution activities involving the sale of natural gas, and to a very limited extent electricity, mainly in Montana and Wyoming. EWR owns various natural gas gathering systems located in north central Montana. The revenues and expenses associated with these gathering systems were reported as part of the Pipeline Operations segment for fiscal year 2003. EWR also owns natural gas production reserves in north central Montana which generate approximately 1,000 Mmbtu's per day, or approximately 5 percent of EWR's annual sales volume.

         The Company's Pipeline Operations segment consists of a natural gas gathering system located in Montana and Wyoming and an interstate natural gas transportation pipeline between Wyoming and Montana. For fiscal year 2003, the Pipeline Operations segment also reported revenues and expenses associated with production properties located in Montana. These natural gas production properties have been transferred to the EWR segment as of July 1, 2003.




ENERGY WEST, INCORPORATED AND SUBSIDIARIES
SEPTEMBER 30, 2003

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS

         The Company's net loss for the first quarter of fiscal year 2004 was $622,000 compared to a net loss of $1,021,000 for the first quarter of fiscal year 2003. The decrease in loss of $399,000 was due primarily to gains on sale of assets, a reduction in general and administrative expenses due to reductions in litigation costs and various other cost savings measures, and increases in margins realized on wholesale gas and electricity sales. These increases were partially offset by increases in corporate overhead costs, financing costs, interest and income taxes.

         Gross margin, which is defined as operating revenue less gas purchased, increased $486,000, from $2,363,000 in the first quarter of fiscal year 2003 to $2,849,000 in the first quarter of fiscal year 2004. The Natural Gas Operations segment's margins increased $226,000, or 16%, due to approved rate increases in both the Wyoming and Montana operations. The Company's EWR segment's margin increased approximately $233,000, or 58% attributed to an increase in natural gas sales volumes and exiting the electricity market. The

Pipeline Operations segment's margins increased 31%, or $26,000 due to the Shoshone interstate pipeline being placed in service effective as of July 1, 2003.

         Distribution, general and administrative expenses decreased by $156,000 in the first quarter of fiscal year 2004 primarily due to decreased legal expenses related to the PPLM litigation, a reduction in expenses resulting from the sale of the wholesale propane assets and reductions in expenses resulting from various cost savings programs. Offsetting these reductions in expenses was additional property tax expense in the Montana operations, an increase in corporate overhead expenses resulting from additional professional fees, and additional general and liability insurance costs in all of the Company's operating locations.

         Maintenance expenses decreased by $55,000 during the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003 primarily related to decreased expenses associated with maintaining our natural gas facilities in Montana and Wyoming.

         Depreciation and amortization expense increased by $60,000 during the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003 due to the addition of various pipeline facilities and depletion of the recently purchased production properties.

         Other income increased by approximately $115,000 during the first quarter of fiscal year 2004 primarily due to the sale of real estate property owned by the Company's pipeline operation.

         Interest expense increased by approximately $59,000 during the first quarter of fiscal year 2004 due to higher interest rates experienced by the company for the first quarter fiscal 2004.


RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                                                           First Quarter
                                                        Ended September 30
                                                        2003            2002

Natural Gas Revenue                                  $4,663,008      $2,980,375
Natural Gas Purchased                                 2,997,971       1,540,898
                                                     --------------------------
Gross Margin                                          1,665,037       1,439,477
Operating Expenses                                    2,565,479       2,143,448
                                                     --------------------------
Operating Loss                                        (900,442)       (703,971)
Other Income                                           (33,475)        (28,661)
Interest Expense                                        277,328         262,474
Income Tax Benefits                                   (436,283)       (319,854)
                                                     --------------------------

Net Natural Gas Loss                                 ($708,012)      ($617,930)
                                                     --------------------------


QUARTERLY RESULTS FOR NATURAL GAS OPERATIONS

         The Natural Gas Operations segment incurred a loss from operations of approximately $708,000 for the quarter ending September 30, 2003 compared to a loss of $618,000 for the quarter ending September 30, 2002. This increase in loss of approximately $90,000 was due to increased operating expenses of approximately $422,000 and an increase in interest expense of approximately $15,000. These additional expenses were offset by additional gross margin of $226,000 resulting from approved rate increases, an increase in other income of $5,000 and an increase in income tax benefits of approximately $116,000.

GROSS MARGIN

         The Natural Gas Operations segment's revenues increased due to the approved rate increases in effect at the beginning of fiscal year 2004 and an increase in natural gas prices. Gross margin, defined as operating revenues less purchased gas costs, increased by approximately $226,000 from the first quarter of fiscal year 2003 to the first quarter of fiscal year 2004 due primarily to approved rate increases.

OPERATING EXPENSES

         The Natural Gas Operations segment's operating expenses were $2,565,000 for the first quarter of fiscal year 2004 compared to $2,143,000 for the corresponding period in fiscal year 2003. The increase in operating expenses of $422,000 is due primarily to an increase in corporate allocated overheads of approximately $328,000, increases in general liability insurance expense of approximately $60,000, and increased property taxes of approximately $89,000. Offsetting these additional expenses was a reduction in maintenance expenses of approximately $55,000 due to the implementation of various cost savings measures.

INTEREST EXPENSE

         Interest charges allocable to the Company's Natural Gas Operations segment's increased by $15,000 from the first quarter of fiscal year 2003 to the first quarter of fiscal year 2004 due to increases in interest rates charged to the company for first quarter of fiscal year 2004.

INCOME TAXES

         Income tax benefits increased from $320,000 for the first quarter of fiscal year 2003 to $436,000 for the first quarter of fiscal year 2004. The increase in tax benefits is the result of an increase in pre tax losses related to natural gas operations.

RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                                        FIRST QUARTER
                                                       ENDED SEPTEMBER 30
                                                       2003          2002

Propane Revenue                                     $1,181,901      $1,062,709
Propane Purchased                                      746,011         627,771
                                                    --------------------------
Gross Margin                                           435,890         434,938
Operating Expenses                                     608,272         862,458
                                                    --------------------------
Operating Loss                                       (172,382)       (427,520)
Other Income                                          (35,595)        (47,789)
Interest Expense                                       115,309          96,957
Income Tax Benefit                                   (108,250)       (202,663)
                                                    --------------------------

Net Propane Loss                                    ($143,846)      ($274,025)
                                                    --------------------------


QUARTERLY RESULTS FOR PROPANE OPERATIONS

Operating Revenues and Gross Margin

         The Propane Operations segment's revenues for the first quarter of fiscal year 2004 were $1,182,000 compared to $1,063,000 for the first quarter of fiscal year 2003, an increase of $119,000 primarily due to higher retail prices in the Arizona operations. Cost of sales for the first quarter of fiscal year 2004 were $746,000 compared to $628,000 for the first quarter fiscal year 2003, a decrease of $118,000, which resulted in a gross margin increase of approximately $1,000.

OPERATING EXPENSES

         The Propane Operations segment's operating expenses were $608,000 for the first quarter of fiscal 2004 as compared to $862,000 during the same period in fiscal year 2003. The $254,000 decrease in operating expenses is primarily due to the gain on the sale of the Rocky Mountain Fuel assets of $236,000 and a decrease of $18,000 in operating expenses related to the discontinuance of the wholesale propane operations.

INTEREST EXPENSE AND OTHER INCOME

         Interest charges allocable to the Company's Propane Operations segment were $115,000 for the first quarter of fiscal year 2004, compared to $97,000 in the comparable period in fiscal year 2003. This increase of $18,000 is due mainly to higher interest rates experienced by the Company during fiscal year 2004.

         Other income decreased from $48,000 for the first quarter of fiscal year 2003 to $36,000 for the same period in fiscal year 2004. This decrease of $12,000 is due to the reduction in billing for external services provided to third parties.

INCOME TAXES

         Income tax benefits decreased from $203,000 in the first quarter fiscal year 2003 to $108,000 for the first quarter of fiscal year 2004. The decrease in tax benefits of $95,000 is due to the decrease in pre-tax losses related to propane operations, and the gain on sale of assets by Rocky Mountain Fuels wholesale on August 21, 2003.


RESULTS OF EWR

                                                     FIRST QUARTER
                                                   ENDED SEPTEMBER 30
                                                  2003           2002

Marketing Revenue                              $6,325,300      $6,236,039
Purchases                                       5,687,031       5,830,935
                                               --------------------------
Gross Margin                                      638,269         405,104
Operating Expenses                                339,415         636,099
                                              ---------------------------
Operating Income (Loss)                           298,854       (230,995)
Other Income                                      (2,625)         (1,520)
Interest Expense                                   46,406          26,895
Income Tax Expense (Benefit)                      119,588        (97,075)
                                              ---------------------------

Net Marketing Income (Loss)                      $135,485      ($159,295)
                                              ---------------------------


QUARTERLY RESULTS FOR EWR

GROSS MARGIN

         EWR's energy marketing and wholesale operations experienced an increase in gross margin of $233,000 during the first quarter of fiscal year 2004 compared to the same period in fiscal year 2003. This increase was due primarily to increased sales volumes resulting from the addition of production properties and exiting the electricity market.

OPERATING EXPENSES

         Operating expenses for EWR's energy marketing and wholesale operations were $339,000 for the first quarter of fiscal year 2004 compared to $636,000 for the same period in fiscal year 2003. The decrease in operating expenses of $297,000 was due primarily to decreased legal costs related to the PPLM litigation of approximately $220,000 and a reduction in work force and other cost saving measures of approximately $77,000.

INTEREST EXPENSE

         Interest charges increased by $19,000 from $27,000 in the first quarter of fiscal year 2003 to $46,000 in the first quarter of fiscal year 2004. This increase is due mainly to higher interest rates experienced by the Company during fiscal year 2004.

INCOME TAXES

         State and federal income tax expense of EWR's energy marketing and wholesale operations increased from a $97,000 income tax benefit for the first quarter of fiscal year 2003 to an income tax expense of $120,000 in the first quarter of fiscal year 2004, due to an increase in pre-tax income from EWR.


RESULTS OF THE COMPANY'S PIPELINE OPERATIONS

                                                        First Quarter
                                                      Ended September 30
                                                     2003            2002

Pipeline Revenue                                   $109,350         $83,744
                                                 --------------------------
Gross Margin                                        109,350          83,744
Operating Expenses                                   51,387          32,993
                                                 --------------------------
Operating Income                                     57,963          50,751
Other Income                                      (120,922)
Interest Expense                                      7,054             774
Income Taxes                                         77,014          19,302
                                                 --------------------------

Net Pipeline Income                                 $94,817         $30,675
                                                 --------------------------


QUARTERLY RESULTS FOR PIPELINE OPERATIONS

GROSS MARGIN

         The Company's Pipeline Operations segment experienced an increase in gross margin of $25,000 during the first quarter of fiscal year 2004 compared to the same period in fiscal year 2003. This increase was due primarily to the Shoshone interstate pipeline beginning operations effective on July 1, 2003.

OPERATING EXPENSES

         Operating expenses for the Pipeline Operations segment were $51,000 for the first quarter of fiscal year 2004 as compared to $33,000 for the same period in fiscal year 2003. The increase in operating expenses of $18,000 was due primarily to expenses related to the operation of the Shoshone Pipeline.

OTHER INCOME

         Other income for the quarter ended September 30, 2003, of $121,000 resulted from a gain on the sale of certain real estate assets located in Montana.

INTEREST EXPENSE

         Interest charges for the first quarter of fiscal year 2004 increased by $6,000 from $1,000 in the first quarter of fiscal year 2003 to $7,000 in the first quarter of fiscal year 2004. This increase is due mainly to higher interest rates experienced by the Company during fiscal year 2004.

INCOME TAXES

         State and federal income tax expense for Pipeline Operations increased from a $19,000 income tax expense for the first quarter of fiscal year 2003 to $77,000 in the first quarter of fiscal year 2004. The increase in income tax expense resulted from the increase in earnings attributed to the operations of the interstate pipeline effective on July 1, 2003 and the gain resulting from the sale of the real estate assets during the first quarter of fiscal year 2003.

CASH FLOW ANALYSIS

         For the three months ended September 30, 2003, the Company, and its subsidiaries, used $10,888,000 of cash in its operating activities compared to $4,218,000 for the three months ended September 30, 2002. This increase in cash used of $6,670,000 was primarily due to an increase in restricted cash of $2,600,000, an increase in recoverable cost of gas of $1,205,000, an increase in natural gas inventories of $464,000, an increase in accounts receivable of $176,000, a decrease in accrued current liabilities of $1,720,000, an increase in deferred charges of approximately $2,922,000, and an increase in income tax receivable of $1,103,000

         Offsetting these amounts was a decrease in net loss of $399,000, an increase in accounts payable of $1,826,000, a reduction in deferred tax assets of $1,010,000, and a decrease in other working capital items of approximately $285,000.

         Cash provided by investing activities was $376,000 for the three months ended September 30, 2003, compared to cash used of $1,161,000 for the three months ended September 30, 2002. This increase in cash of $1,537,000 was primarily due to a reduction in construction expenditures of $721,000, and an increase in cash from the sale of the wholesale propane and real estate assets of $829,000. Offsetting these reductions was an increase in cash used in investing activities of $13,000 related to the Company's regulatory operations.

         Cash provided by financing activities was $10,365,000 for the three months ended September 30, 2003, as compared to $5,106,000 for the three months ended September 30, 2002. This increase of $5,259,000 was due primarily to an increase in net proceeds from the Company's short term lines of credit of $4,978,000, and a reduction in shareholder dividend payments of $333,000, offset by an increase in the Company's payments on long term debt of approximately $52,000.

         Capital expenditures of the Company are primarily for expansion and improvement of its gas utility properties. To a lesser extent, funds are also expended to meet the equipment needs of the Company and its operating subsidiaries and to meet the Company's administrative needs. During fiscal year 2004 the Company's capital expenditures are expected to be approximately $2,028,000. These capital expenditures are expected to be generally for routine system expansion and operating needs. The Company continues to evaluate opportunities to expand its existing business and continues to evaluate new business opportunities, which could result in additional capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating capital needs and capital expenditures are generally funded through cash flow from operating activities and short term borrowing. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, the Company has borrowed short-term funds. When the short-term debt balance significantly exceeds working capital requirements, the Company has issued long-term debt or equity securities to pay down short-term debt. The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and the Company's short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.

         Following an adverse ruling in the Company's lawsuit with PPLM on March 7, 2003, the Company's bank lender, Wells Fargo Bank Montana, National Association ("Wells Fargo") and the Company began negotiations with respect to the Company's credit facility which was set to expire in May 2003. Wells Fargo granted a series of extensions of the credit facility through September 5, 2003.

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

         The Company obtained required approvals from the Montana Public Service Commission ("MPSC") and the Wyoming Public Service Commission ("WPSC") to enter into the LaSalle Facility. The MPSC order granting approval imposed several requirements on the Company including restrictions on the use of the proceeds of the LaSalle Facility for anything other than utility purposes, and requirements that the Company provide ongoing reports to the MPSC with respect to the financial condition of the Company and its non-regulated subsidiaries, and certain other matters. The MPSC order provided that the Company could fund the remaining $2,200,000 settlement payment owed by EWR to PPLM. The settlement payment was made on September 30, 2003, ending the litigation between the two parties.

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

         The terms of the LaSalle Facility provide that the Company cannot pay dividends to its shareholders during the period prior to the refinancing or restructuring of the Company's Long Term Debt. In June 2003, the Company suspended its dividend to allow for strengthening of the Company's balance sheet. The Company expects that it will be able to accomplish the long-term debt restructuring by March 31, 2004.

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

         The LaSalle Facility requires that the Company maintain compliance with a number of financial covenants including limitations on annual capital expenditures to an amount equal to or less than $5,000,000. The Company must also maintain a total debt to total capital ratio of less than .65 to 1.00 and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization (EBITDA), plus agreed upon add backs, divided by interest expense) of no less than 2.00 to 1.00. Finally, the Company must restrict its open positions and Value at Risk (VaR) in its wholesale operations to an amount not to exceed $1,000,000. The Company met all of the financial covenants at the time it entered into the LaSalle Facility except the total debt to capital ratio which was .68 to 1.00. LaSalle Bank has waived this covenant for the quarter ending September 30, 2003.

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

         The total amount of the Company's obligations under the Long Term Debt was $15,216,000 and $15,770,000, at September 30, 2003 and September 30, 2002,
respectively. The portion of such obligations due within one year was $530,000 and $500,000 at September 30, 2003, and September 30, 2002, respectively. Under the terms of the Long Term Debt obligations, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, liens and secured indebtedness, and asset sales, and the Company is restricted from incurring additional long-term indebtedness if it does not meet certain financial debt and interest ratios.


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

         General - From time to time the Company or its subsidiaries may use derivative financial contracts to mitigate the risk of commodity price volatility related to firm commitments to purchase and sell natural gas or electricity. The Company may use such arrangements to protect its profit margin on future obligations to deliver quantities of a commodity at a fixed price. Conversely, such arrangements may be used to hedge against future market price declines where the Company or a subsidiary enters into an obligation to purchase a commodity at a fixed price in the future. The Company accounts for such financial instruments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

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

         EWR was a party to a number of contracts that were valued on a mark-to-market basis under SFAS No. 133. Although certain firm commitments for the purchase and sale of natural gas could have been classified as normal purchases and sales and excluded from the requirements of SFAS No. 133, as described above, EWR elected to treat these contracts as derivative instruments under SFAS No. 133 in order to match contracts for the purchase and sale of natural gas for financial reporting purposes. Such contracts were recorded in the Company's consolidated balance sheet at fair value. Periodic mark-to-market adjustments to the fair values of these contracts are recorded as adjustments to gas costs.

      As of September 30, 2003, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate aggregate fair value as follows:

                                                         ASSETS     LIABILITIES

Contracts maturing in one year or less:                $  600,539     $162,323
Contracts maturing in two to three years:               1,180,503      324,673
Contracts maturing in four to five years:                 305,992      129,119
Contracts maturing in five years or more:                  48,613       20,513
                                                       ----------     --------
     Total                                             $2,135,647     $636,628
                                                       ==========     ========


      During the first quarter of fiscal 2004, the Company has not entered into any new contracts that have required mark-to-market accounting under SFAS No. 133.

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

CRITICAL ACCOUNTING POLICIES

         The Company believes its critical accounting policies are as follows:

         Effects of Regulation--The Company follows SFAS 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

         Recoverable/ Refundable Costs of Gas and Propane Purchases--The Company accounts for purchased-gas costs in accordance with procedures authorized by the MPSC, the WPSC and the Arizona Corporation Commission (ACC) under which purchased-gas and propane costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

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

Commodity Price Risk

         The Company protects itself against price fluctuations on natural gas and electricity by limiting the aggregate level of net open positions, which are exposed to market price changes and through the use of natural gas derivative instruments. The net open position is actively managed with strict policies designed to limit the exposure to market risk, and which require at least weekly reporting to management of potential financial exposure. The risk management committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. The Company's results of operations are significantly impacted by changes in the price of natural gas. During 2003 and 2002, natural gas accounted for 55% and 62% respectively, of the Company's operating expenses. In order to provide short-term protection against a sharp increase in natural gas prices, the Company from time to time enters into natural gas call and put options, swap contracts and purchase commitments. The Company's gas hedging strategy could result in the Company not fully benefiting from certain gas price declines.

Interest Rate Risk

         The Company's results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). The Company mitigates this risk by entering into long-term debt agreements with fixed interest rates. The Company's long term notes payable, however, are subject to variable interest rates. A hypothetical 10 percent change in market rates applied to the balance of the long term notes payable would not have a material effect on the Company's earnings.

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



ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Interim President and Chief Executive Officer (principal executive officer), John C. Allen and the Company's Vice President and Controller (principal financial officer) Robert B. Mease have evaluated the Company's internal controls and disclosure controls systems as of the end of the period covered by this report. They have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective as of the date of this Quarterly Report on Form 10-Q to provide reasonable assurance that the Company can meet its disclosure obligations. As of the date of this Quarterly Report on Form 10-Q there have not been any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         On November 12, 2003, Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company ("Turkey Vulture") filed a complaint in Montana Eighth Judicial District Court against the Company seeking a temporary restraining order and a preliminary and permanent injunction to prevent the Company from postponing its annual meeting of shareholders from its previously scheduled date of November 12, 2003 until December 3, 2003, soliciting additional proxies from Energy West shareholders and counting the shares of Ian Davidson, the Company's largest shareholder, in the annual election of directors which is to occur at the annual meeting of shareholders. On November 12, 2003, the Court issued a temporary restraining order requiring the Company to hold its annual shareholders' meeting and election of directors on or before November 24, 2003, and ordering that the only shareholders and proxies eligible to vote are those that were eligible, under the Energy West bylaws and applicable law, on November 12, 2003 and restraining all parties from engaging in any additional proxy solicitation efforts regarding the election of directors. The Court has set a formal hearing on the motion for preliminary injunction on November 21, 2003. The Company believes that it has valid defenses to the claims of Turkey Vulture and intends to vigorously oppose the temporary restraining order and the preliminary and permanent injunction sought by Turkey Vulture.

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

         By letter dated August 30, 2002, the DOR notified the Company that the DOR had completed a property tax audit of the Company for the period January 1, 1997 through and including December 31, 2001, and had determined that the Company had under-reported its personal property and that additional property taxes and penalties should be assessed.

         On August 8, 2003, the Company reached agreement with the DOR to pay $2,430,000 in back taxes (without interest or penalty) for tax years 1992 through and including 2002. The settlement amount will be paid in ten equal annual installments of $243,000 on or before November 30 of each year beginning November 30, 2003.

         Under Montana law, the Company believes it is entitled to recover the amounts paid in connection with the DOR settlement through future rate adjustments without seeking approval from the MPSC. The amended rates will go into effect on January 1 following the date of each tax payment. The amended rate schedules must be filed with the MPSC on or before the effective date of the changes in taxes paid and the commission had 45 days to act on the adjusted rates submitted. If the commission determines that the rates were adjusted in error, then refunds must be paid to the customers. The company has established a regulatory asset and a liability in the amount of $2,430,000.


Item 2.   Changes in Securities  - Not Applicable

Item 3.   Defaults upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

         A.   Exhibits for the first quarter ended September 30, 2003.

                  10.1 Credit Agreement dated as of September 30, 2003 by and among Energy West, Incorporated, Various Financial Institutions and LaSalle Bank National Association, as Agent (incorporated herein by reference to the Company's Amended Current Report on Form 8-K/A dated October 9, 2003)

                  10.2 Credit Agreement dated as of September 2, 2003 between Energy West, Incorporated, Energy West Development, Inc., Energy West Propane, Inc. and Energy West Resources, Inc. and Wells Fargo Bank Montana, National Association (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on September 8, 2003)

                  31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                  31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                  32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                  32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).



         B. The Company filed a Current Report on Form 8-K during the first quarter ended September 30, 2003 as follows.

                  Date Filed                Item No.

                  July 31, 2003             Item 5 -- Announcement of extension
                                            of Wells Fargo credit facility.
                                            Item 7 -- Press Release dated
                                            July 30, 2003

                  August 12, 2003           Item 5 -- Announcement of settlement
                                            with the Montana Department of
                                            Revenue
                                            Item 7 -- Press Release dated
                                            August 11, 2003

                  August 25, 2003           Item 5 -- Announcement of sale of
                                            Wholesale Propane assets in Montana
                                            and Wyoming
                                            Item 7 -- Press Release dated
                                            August 22, 2003

                  September 2, 2003         Item 5 -- Announcement of
                                            extension of Wells Fargo credit
                                            facility.
                                            Item 7 -- Press Release
                                            dated August 29, 2003

                  September 8, 2003         Item 5 -- Announcement of
                                            new credit facility with Wells Fargo
                                            Bank Montana, National Association.
                                            Item 7 -- Press Release dated
                                            September 5, 2003

                  September 22, 2003        Item 5 -- Announcement of
                                            resignation of President and CEO and
                                            appointment of Interim President and
                                            CEO.
                                            Item 7 -- Press Release dated
                                            September 22, 2003

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENERGY WEST, INCORPORATED

 /s/John C. Allen

-------------------------------
John C. Allen, Interim President and
Chief Executive Officer
(principal executive officer)


/s/Robert B. Mease

-------------------------------
Robert B. Mease, Vice-President
and Controller
(principal financial officer)


Dated November 14, 2003