Form 10-Q
period 2003-12-31
ENERGY WEST INC
filed 2004-02-17
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Class Outstanding at December 31, 2003
(Common stock, $.15 par value) 2,595,641 shares

                            ENERGY WEST, INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                   PAGE NO.
                                                                                   --------
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2003, December 31, 2002 and June 30, 2003                1

                  Condensed Consolidated Statements of Operations -
                  three months and six  months ended December 31, 2003 and 2002         2

                  Condensed Consolidated Statements of Cash Flows -
                  six months ended December 31, 2003 and 2002                           3

                  Notes to Condensed Consolidated Financial Statements               4-10

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations                     11-25

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk        25-26

         Item 4 - Controls and Procedures                                              26

Part II - Other Information

         Item 1 - Legal Proceedings                                                 26-27

         Item 2 - Changes in Securities                                                27

         Item 3 - Defaults upon Senior Securities                                      27

         Item 4 - Submission of Matters to a Vote of Security Holders                  27

         Item 5 - Other Information                                                    27

         Item 6 - Exhibits and Reports on Form 8-K                                  28-29

         Signatures                                                                 30-34

Item 1. Financial Statements

                                    FORM 10Q
                            ENERGY WEST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               December 31      December 31        June 30
                                                                  2003             2002             2003
                                                               (Unaudited)      (Unaudited)       (Audited)
                                                               -----------      -----------      -----------

Current assets:
  Cash and cash equivalents                                    $ 1,598,221      $ 1,369,661      $ 1,938,768
  Accounts receivable (net)                                     11,828,792       12,512,040        7,971,632
  Derivative assets                                              2,218,412        2,277,891        2,719,640
  Natural gas and propane inventories                            4,456,921        2,281,048        1,038,690
  Materials and supplies                                           379,353          514,478          371,490
  Prepayments and other                                            496,535          518,461          352,982
  Deferred tax assets                                              309,679          395,811          828,698
  Deferred purchase gas costs                                    1,099,197                         1,067,109
  Prepaid income tax payments                                    1,883,702        1,676,502        1,882,889
                                                               -----------      -----------      -----------

Total current assets                                            24,270,812       21,545,892       18,171,898

Long term notes receivable                                         461,060

Property, plant and equipment, net                              38,473,678       37,822,628       39,576,596

Deferred charges                                                 5,661,271        1,907,770        4,388,372

Other assets                                                       247,958          292,380          271,429
                                                               -----------      -----------      -----------
Total assets                                                   $69,114,779      $61,568,670      $62,408,295
                                                               ===========      ===========      ===========

Capitalization and liabilities:
Current liabilities:
  Lines of credit                                              $20,629,304      $10,642,078      $ 6,104,588
  Current portion of long term-debt                                537,533          507,147          532,371
  Accounts payable                                               4,104,644        7,933,012        8,841,779
  Derivative liabilities                                           884,628                           780,703
  Refundable cost of gas purchases                                                  115,158
  Accrued and other current liabilities                          3,200,036        5,117,111        5,309,254
                                                               -----------      -----------      -----------
Total current liabilities                                       29,356,145       24,314,506       21,568,695
                                                               -----------      -----------      -----------

Long-term liabilities:
Deferred tax liabilities                                         5,146,631        4,430,306        5,460,083
Deferred investment tax credits                                    344,875          365,937          355,406
Other long-term liabilities                                      4,588,367        2,354,254        4,891,200
                                                               -----------      -----------      -----------
Total                                                           10,079,873        7,150,497       10,706,689

Long-Term Debt                                                  14,688,684       15,280,750       14,834,452

Stockholders' equity:
    Preferred stock - $.15 par value
          Authorized - 1,500,000 shares; Issued - none

    Common stock  - $.15 par value                                 389,295          388,608      $   389,295
          Authorized - 3,500,000 shares
          Outstanding - 2,595,641 shares outstanding
              at December 31, 2003; 2,579,948 at December
              31, 2002; and 2,595,250 at June 30, 2003
    Capital in excess of par value                               5,056,425        5,022,397        5,056,425
    Retained earnings                                            9,544,357        9,411,912        9,852,739
                                                               -----------      -----------      -----------

      Total stockholders' equity                                14,990,077       14,822,917       15,298,459
                                                               -----------      -----------      -----------
      Total capitalization                                      29,678,761       30,103,667       30,132,911
                                                               -----------      -----------      -----------
    Total capitalization and liabilities                       $69,114,779      $61,568,670      $62,408,295
                                                               ===========      ===========      ===========


         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                Six Months Ended
                                                              December 31                       December 31

                                                          2003             2002              2003              2002
                                                       (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                       -----------      -----------      ------------       ------------
Revenues:
  Natural gas operations                               $12,276,986      $ 8,778,652      $ 16,939,994       $ 11,759,027
  Propane operations                                     2,141,177        4,268,933         3,323,078          5,331,642
  Gas and electric-wholesale                             8,297,247        9,368,696        14,622,547         15,604,735
  Pipeline                                                  96,416           69,534           205,766            153,278
                                                       -----------      -----------      ------------       ------------
Total revenues                                          22,811,826       22,485,815        35,091,385         32,848,682
                                                       -----------      -----------      ------------       ------------
Expenses:
  Gas & propane purchased                                9,961,438        8,711,769        13,705,420         10,880,438
  Gas and electric-wholesale                             7,948,509        8,755,823        13,635,540         14,586,758
  Distribution, general and administrative               2,928,240        3,660,708         5,501,965          6,390,302
  Maintenance                                              115,086          128,057           224,420            292,608
  Depreciation and amortization                            614,842          542,239         1,232,474          1,100,540
 Taxes other than income                                   164,618          216,026           428,480            438,578
                                                       -----------      -----------      ------------       ------------
            Total operating expenses                    21,732,733       22,014,622        34,728,299         33,689,224
                                                       -----------      -----------      ------------       ------------

Operating income (loss)                                  1,079,093          471,193           363,086           (840,542)

Non-operating income                                        65,790           84,050           258,407            162,020

Interest expense:
  Long-term debt                                           283,059          291,452           567,375            584,064
  Lines of credit                                          363,954          113,972           525,735            208,460
                                                       -----------      -----------      ------------       ------------

Total interest expense                                     647,013          405,424         1,093,110            792,524
                                                       -----------      -----------      ------------       ------------

Income (loss) before income tax expense (benefit)          497,870          149,819          (471,617)        (1,471,046)
Income tax expense (benefit)                               184,696           29,008          (163,235)          (571,282)
                                                       -----------      -----------      ------------       ------------

Net income (loss)                                      $   313,174      $   120,811      $   (308,382)      $   (899,764)
                                                       ===========      ===========      ============       ============

Earnings (loss) per common share:

Basic and diluted loss per common share                $      0.12      $      0.05      $(      0.12)      $(      0.35)

Weighted average common shares outstanding:

Basic                                                    2,595,641        2,579,948         2,595,641          2,579,948
Diluted                                                  2,595,641        2,579,948         2,595,641          2,579,948

         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10Q
                            ENERGY WEST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended
                                                                                   December 31
                                                                              2003               2002
                                                                           (Unaudited)        (Unaudited)
                                                                          ------------       ------------
Cash flow from operating activities:

       Net Loss                                                           $   (308,382)      $   (899,764)
     Adjustment to reconcile net loss to net cash flows
          used in by operating activities
       Depreciation and amortization, including deferred charges and
          financing costs                                                    1,442,785          1,159,980
       Gain on sale of property, plant & equipment                            (333,988)
       Deferred gain on sale of assets                                         (11,814)           (11,814)
       Investment tax credit - net                                             (10,531)           (10,531)
       Deferred income taxes - net                                             205,561            922,604
       Change in operating assets and liabilities
         Accounts receivable - net                                          (3,957,159)        (4,267,801)
         Derivative assets                                                     501,228            589,826
         Natural gas and propane inventory                                  (3,418,231)         3,359,612
         Prepayments and other                                                (143,553)           (72,809)
         Recoverable/refundable cost of gas purchases                          (32,088)        (1,909,001)
         Accounts payable                                                   (4,737,139)        (1,480,681)
         Derivative liabilities                                                103,925
         Other assets and liabilities                                       (2,645,286)          (374,587)
                                                                          ------------       ------------

        Net cash used In operating activities                              (13,344,672)        (2,994,966)

Cash flow from investing activities:

       Construction expenditures                                            (1,055,820)        (2,442,498)
       Proceeds from sale of property, plant & equipment                       840,216
       Collection of long-term notes receivable                                                     3,300
       Customer advances for construction                                       13,600             22,460
       Proceeds from contributions in aid of constructions                       2,133             20,948
                                                                          ------------       ------------

       Net cash used in investing activities                                  (199,871)        (2,395,790)

Cash flow from financing activities:

       Repayment of long-term debt                                            (140,606)           (81,599)
       Debt issuance costs                                                  (1,180,114)
       Proceeds from lines of credit                                        27,832,346         22,154,697
       Repayment of lines of credit                                        (13,307,630)       (15,012,619)
       Dividends on common stock                                                                 (667,719)
                                                                          ------------       ------------

         Net cash provided by financing activities                          13,203,996          6,392,760
                                                                          ------------       ------------

         Net increase (decrease) in cash and cash equivalents                 (340,547)         1,002,004

 Cash and cash equivalents at beginning of year                              1,938,768            367,657
                                                                          ------------       ------------

 Cash and cash equivalents at end of period                               $  1,598,221       $  1,369,661
                                                                          ============       ============





         The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2003

Note 1

         Basis of Presentation---The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003.

         Certain non-regulated, non-utility operations are conducted by three wholly-owned subsidiaries of the Company: Energy West Propane, Inc. ("EWP"); Energy West Resources, Inc. ("EWR"); and Energy West Development, Inc. ("EWD"). EWP is engaged in wholesale and retail distribution of bulk propane in Arizona. EWR markets gas and, on a limited basis, electricity in Montana and Wyoming, and owns certain natural gas production properties in Montana. EWD owns a natural gas gathering system that is located in both Montana and Wyoming and an interstate natural gas transportation pipeline that runs between Montana and Wyoming.

         The Company's reporting segments are: Natural Gas Operations, Propane Operations, EWR Operations and Pipeline Operations. An application was granted by the Federal Energy Regulatory Commission ("FERC") and EWD began operations of the interstate natural gas pipeline as a transmission pipeline on July 1, 2003. The revenue and expenses associated with this transmission pipeline are included in the Pipeline Operations segment.

         Stock Options---Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its employee stock option plan under Accounting Principals Board Opinion ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the effect on the Company's net earnings and earnings per share would not be significant for the six months ended December 31, 2003.

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

         EWR was party to a number of contracts that were valued on a mark-to-market basis under SFAS No. 133. Although certain firm commitments for the purchase and sale of natural gas could have been classified as normal purchases and sales and excluded from the requirements of SFAS No. 133, as described above, EWR elected to treat these contracts as derivative instruments under SFAS No. 133 in order to match contracts for the purchase and sale of natural gas. Such contracts were recorded in the Company's consolidated balance sheet at fair value. Periodic mark-to-market adjustments to the fair values of these contracts are recorded as adjustments to gas costs.

         As of December 31, 2003, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                               Assets      Liabilities
                                             -----------   -----------
Contracts maturing in one year or less:      $   822,999   $   267,970
Contracts maturing in two to three years:      1,038,129       420,082
Contracts maturing in four to five years:        357,284       196,576
                                             -----------   -----------
             Total                           $ 2,218,412   $   884,628
                                             ===========   ===========

         During the first six months of fiscal 2004, the Company has not entered into any new contracts that have required mark-to-market accounting under SFAS No. 133.

         Natural Gas and Propane Operations--In the case of the Company's regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

NOTE 3 - INCOME TAXES

         Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

                                                           Three Months Ended      Six  Months Ended
                                                              December 31             December 31
                                                            2003        2002        2003        2002
Tax expense (benefit) at statutory rates - 34%           $ 171,070   $  51,899   ($156,769)  ($497,734)
State tax expense (benefit) net of federal tax benefit      24,138          33     (28,481)    (37,382)
Amortization of deferred investment tax credits             (5,265)     (5,265)    (10,531)    (10,531)
Other expense (benefit)                                     (5,247)    (17,659)     32,546     (25,635)
                                                         ---------   ---------   ---------   ---------
Total income tax expense (benefit)                       $ 184,696   $  29,008   ($163,235)  ($571,282)
                                                         =========   =========   =========   =========

NOTE 4 - LINES OF CREDIT

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

         The LaSalle Facility provides that the maximum availability under the facility will be reduced from $23,000,000 to $15,000,000 no later than March 31, 2004. In addition, the LaSalle Facility requires that the Company provide a first priority security interest in certain assets to the Lender no later than March 31, 2004, which would require either restructuring or refinancing of the Company's outstanding long-term notes and bonds (the "Long Term Debt"). The Company is presently working on refinancing in order to satisfy the Lender's requirements. The Company believes that it will be able to implement such refinancing by March 31, 2004. Failure to complete such refinancing would result in a default under the terms of the LaSalle Facility.

         The terms of the LaSalle Facility also provide that the Company cannot pay dividends to its shareholders during the period prior to such refinancing of the LaSalle Facility. In June 2003, the Company suspended its dividend to allow for strengthening of the Company's balance sheet.

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

NOTE 5 - NOTE RECEIVABLE

         On August 21, 2003, EWP sold the majority of its wholesale propane assets in Montana and Wyoming consisting of $782,000 in storage and other related assets and $352,000 in inventory and accounts receivable. The Company received cash of $750,000 and a secured promissory note for $620,000 to be repaid over a four year period. The pre-tax gain resulting from the sale of these assets was approximately $236,000. The balance due on the promissory note as of December 31, 2003 is $600,000 of which $461,000 is included in Long Term Notes Receivable and the balance in included in Current Assets.

NOTE 6 - DEFERRED CHARGES

         Deferred Charges consists of the following:

                                                            December 31    December 31      June 30
                                                               2003           2002           2003
                                                            -----------    -----------    -----------
Unamortized debt issue costs                                $ 1,744,214    $   818,982    $   778,557
Deferred environmental remediation (see note 7)                 496,253        524,918        541,196
Regulatory asset for property tax increases (see note 7)      2,897,000                     2,430,000
Regulatory asset for income taxes                               523,804        563,870        638,619
                                                            -----------    -----------    -----------

Total                                                       $ 5,661,271    $ 1,907,770    $ 4,388,372
                                                            ===========    ===========    ===========

NOTE 7 - CONTINGENCIES

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

         As of December 31, 2003, the Company had incurred cumulative net costs of approximately $1,984,000 in connection with its evaluation and remediation of the site. The Company also estimates that it will incur at least $60,000 in additional expenses in connection with its investigation and remediation for this site. On May 30, 1995, the Company received an order from the Montana Public Service Commission ("MPSC") allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 2003, the Company had recovered approximately $1,488,000 through such surcharges.

         On April 15, 2003, the MPSC issued an Order to Show Cause Regarding the Environmental Surcharge. The MPSC required the Company to show cause why it was not in violation of the 1995 order by failing to seek renewal of the surcharge at the conclusion of the initial two year recovery period. The Company responded to the MPSC and an interim order has been issued by the MPSC suspending the collection by the Company of the surcharge until further investigation can be conducted and requiring a new application from the Company respecting this surcharge. The Company has submitted its revised application and is awaiting further MPSC action. Company management believes the Company's application will be granted. The Company currently has an unrecovered balance of $496,000 awaiting recovery through this mechanism. In the event that the MPSC does not approve the Company's revised application, in addition to potentially being unable to recover the unrecovered balance of $496,000, the Company could be required to refund to customers a portion of the $1,488,000 previously collected through surcharges.

MONTANA PROPERTY TAX CONTINGENCY

         By letter dated August 30, 2002, the Montana Department of Revenue
(DOR) notified the Company that the DOR had completed a property tax audit of the Company for the period January 1, 1997 through and including December 31, 2001, and had determined that the Company had under-reported its personal property and that additional property taxes and penalties should be assessed.

         On August 8, 2003, the Company reached agreement with the DOR to pay to the DOR $2,430,000 in back taxes (without interest or penalty) for tax years 1992 through and including 2002. The settlement amount will be paid in ten equal annual installments of $243,000 on or before November 30 of each year and the first payment under this obligation was made on November 21, 2003.

         In October 2003, the Company received Montana property tax billings for year 2003 and the property taxes on all Montana properties increased by approximately $467,000 over the amount of property taxes approved for recovery in current approved tariff rates.

         The Company believes that Montana law permits it to recover through future rate adjustments all amounts paid in connection with the DOR settlement, and the increase in property taxes for calendar year 2003. Accordingly, in November 2003, the Company filed amended rate schedules with the MPSC requesting rate adjustments of approximately $768,000 to recover the additional taxes paid for year 2003 and the DOR settlement. On December 31, 2003, the MPSC granted interim relief to the Company, but reduced the amount of the Company's recovery to $455,000. In its order granting the interim rate relief, the MPSC took the position that the original rate increase request had not been reduced for income tax benefits resulting from the property tax increases, and that Montana law requires such reduction. The Company has filed comments with the MPSC taking the position that no income tax benefit will result from the property tax. The MPSC's final order has not been issued, and there is no assurance that the MPSC will accept the Company's comments. If the final MPSC order retains the same tax treatment as the interim order, then the Company intends through a general rate filing to request an order from the MPSC allowing recovery of such costs.

         The Company has established a regulatory asset and a liability for the $2,430,000 payment obligation under the DOR settlement and the $467,000 increase in property taxes for year 2003. Although the Company believes that full recovery of such costs is permitted by Montana law, if the Company does not recover all of such costs through rates, the Company would incur an additional expense which could be materially adverse to the Company's financial statements.

LEGAL PROCEEDINGS

         From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.

         On November 12, 2003, Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company (the "Fund") filed a complaint in Montana Eighth Judicial District Court against the Company seeking a temporary restraining order and a preliminary and permanent injunction to prevent the Company from postponing its annual meeting of shareholders and seeking other relief. On November 20, 2003, the Company reached an agreement with J. Michael Gorman, Lawrence P. Haren, Richard M. Osborne, and

Thomas J. Smith (collectively, the "Committee") and the Fund to resolve the proxy contest initiated by the Committee to Re-Energize Energy West and settle all pending litigation outstanding between the Fund and the Company. Pursuant to the settlement agreement, immediately following the conclusion of the 2003 annual meeting, the Company expanded the size of its board of directors to nine members and appointed Richard M. Osborne and Thomas J. Smith, two of the Committee's proposed nominees for the board, and David A. Cerotzke, a mutually agreed upon candidate, to the board of directors. Under the settlement agreement the Committee and the Fund also agreed not to nominate any person for director and generally not to solicit proxies from shareholders, including for the election of directors, until the conclusion of the 2004 annual meeting of shareholders, provided that the Company renominates Mr. Smith and Mr. Osborne (or other designees of the Committee and the Fund) for election at the 2004 annual meeting.

         EWR was involved in a lawsuit with PPLM Montana, LLC ("PPLM") which was filed in U.S. Dirstrict Court for the District of Montana on July 2, 2001, involving a wholesale electricity supply contract between EWR and PPLM. On June 17, 2003, EWR and PPLM reached agreement on a settlement of the lawsuit. Under the terms of the settlement, EWR paid PPLM a total of $3,200,000, consisting of an initial payment of $1,000,000 on June 17, 2003, and a second payment of $2,200,000 on September 30, 2003, terminating all proceedings in the case. EWR had established reserves in fiscal year 2002 of approximately $3,032,000 to pay a potential settlement with PPLM and the remaining $168,000 of the settlement amount was charged to operating expenses in fiscal year 2003.

NOTE 8 - OPERATIONS BY LINE OF BUSINESS

                                Three Months Ended             Six Months Ended
                                    December 31                  December 31
                            --------------------------    --------------------------
                                2003          2002           2003           2002
                            -----------    -----------    -----------   ------------
Gross Margin (Operating
Revenue Less Gas and
Power Purchased):
Natural Gas Operations      $ 3,343,439    $ 3,014,315     $5,008,476    $ 4,453,792
Propane  Operations           1,113,286      1,321,501      1,549,176      1,756,439
EWR                             348,738        612,873        987,007      1,017,977
Pipeline Operations              96,416         69,534        205,766        153,278
                            -----------    -----------    -----------   ------------
                            $ 4,901,879    $ 5,018,223     $7,750,425    $ 7,381,486
                            ===========    ===========    ===========   ============

Operating Income (Loss):
Natural Gas Operations      $   777,953    $   830,831    ($  122,489)   $   126,860
Propane Operations              248,199        419,291         75,817         (8,229)
EWR                              11,733       (791,794)       310,587     (1,022,789)
Pipeline Operations              41,208         12,865         99,171         63,616
                            -----------    -----------    -----------   ------------
                            $ 1,079,093    $   471,193     $  363,086   ($   840,542)
                            ===========    ===========    ===========   ============

Net Income (Loss):
Natural Gas Operations      $   238,485    $   386,735    ($  469,527)  ($   231,195)
Propane Operations               84,107        230,314        (59,739)       (43,711)
EWR                             (40,066)      (504,170)        95,419       (663,465)
Pipeline Operations              30,648          7,932        125,465         38,607
                            -----------    -----------    -----------   ------------
                            $   313,174    $   120,811    ($  308,382)  ($   899,764)
                            ===========    ===========    ===========   ============

    (Segment information for prior periods has been restated to reflect the realignment of the Company's reporting segments)

NOTE 9 - ACCRUED AND OTHER CURRENT LIABILITIES

         Accrued and Other Current Liabilities consists of the following:

                                             December 31    December 31      June 30
                                                2003           2002           2003
                                             -----------    -----------    -----------
Litigation reserve for PPLM settlement                      $ 2,000,000    $ 2,200,000
Property tax settlement - current portion    $   243,000                       243,000
Payable to employee benefit plans                309,482        506,820        568,133
Accrued vacation                                 438,008        445,288        429,333
Customer deposits                                420,273        381,298        576,917
Accrued compensation                             785,760      1,608,443        464,394
Accrued interest                                 172,573        124,177        106,860
Accrued taxes other than income                  594,206         (3,368)       219,853
Other                                            236,734         54,453        500,764
                                             -----------    -----------    -----------

Total                                        $ 3,200,036    $ 5,117,111    $ 5,309,254
                                             ===========    ===========    ===========

NOTE 10 - OTHER LONG TERM LIABILITIES

         Other Long Term Liabilities consists of the following:

                                             December 31    December 31      June 30
                                                2003           2002           2003
                                             -----------    -----------    -----------
Contribution in aid of construction          $ 1,068,937    $ 1,034,732    $ 1,066,804
Property tax settlement                        1,989,456                     2,187,000
Asset retirement obligation                      570,947        363,750        555,665
Customer advances for construction               551,610        584,261        538,010
Accumulated post retirement obligation           235,068        177,382        209,800
Deferred gain on sale leaseback of assets         59,081         82,709         70,895
Regulatory liabilities                            83,161         83,161        263,026
Other                                             30,107         28,259
                                             -----------    -----------    -----------

Total                                        $ 4,588,367    $ 2,354,254    $ 4,891,200
                                             ===========    ===========    ===========

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The following Management's Discussion and Analysis and other portions of this quarterly report on Form 10-Q contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions and statements regarding our operating capital requirements, negotiations with our lender, recovery of property tax payments, the Company's environmental remediation plans, and similar statements that are not historical are forward looking statements that involve risks and uncertainties. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

         Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company's actual results in future periods to differ materially from those expressed in any forward-looking statements. See "Risk Factors" below. Any such forward looking statement is qualified by reference to these risk factors. The Company cautions that these risk factors are not exclusive. The Company does not undertake to update any forward looking statements that may be made from time to time by or on behalf of the Company except as required by law.

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

         The Company utilizes short-term credit facilities in order to finance its operations. The Company is subject to the risks associated with the need to renegotiate and renew such credit facilities on at least an annual basis. The Company presently is in the process of refinancing the LaSalle Credit Facility, and is subject to risks of default under its credit facilities in the event that such refinancing cannot be completed.

         The Company is subject to regulation at both the state and federal level. These regulatory structures have undergone major, significant changes. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. Changes in regulation of the gas industry have allowed certain customers to negotiate their own gas purchases directly with producers or brokers. To date, the regulatory changes affecting the gas industry have not had a negative impact on earnings or cash flow of the Company's natural gas operations.

         The Company's regulated natural gas and propane vapor operations follow SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, and its financial statements reflect the effects of the different rate making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). If the Company's natural gas and propane vapor operations were to discontinue the application of SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events that would cause it to discontinue the application of SFAS No. 71 in the foreseeable future.

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

         The Company's Natural Gas Operations involve the distribution of regulated natural gas to the public in the Great Falls and West Yellowstone, Montana and the Cody, Wyoming areas. Also included in the Natural Gas Operations is the Company's Cascade Gas operation, a small regulated propane operation located in Cascade, Montana.

         The Company's Propane Operations include the distribution of regulated propane to the public through underground propane vapor systems in the Payson, Arizona and Cascade, Montana areas as well as non-utility retail and wholesale propane operations, operated by EWP. Until August 21, 2003, EWP marketed its product throughout the Rocky Mountain states including Wyoming, Montana, Arizona, Colorado, South Dakota, North Dakota, Washington, Idaho and Nebraska. On August 21, 2003, EWP sold the majority of its wholesale propane assets in Montana and Wyoming consisting of $782,000 in storage and other related assets and $352,000 in inventory and accounts receivable. These assets served wholesale customers in Montana, Idaho, Washington and Wyoming. The pre-tax gain resulting from the sale of these assets was approximately $236,000. The sale represents less than 8% of the assets of EWP, and less than 2% of the Company's consolidated assets. EWP wholesale and non-utility retail Propane Operations continues to serve customers in Arizona. The Company believes that the retail propane assets in Arizona remain a strategic fit for the Company, and EWP has no plans to dispose of these assets at the present time.

         EWR conducts marketing and distribution activities involving the sale of natural gas, and to a very limited extent electricity, mainly in Montana and Wyoming. EWR owns various natural gas gathering systems located in north central Montana and the revenues and expenses associated with these gathering systems were previously reported by the Pipeline Operations for fiscal year 2003. EWR also owns natural gas production reserves in north central Montana which generate approximately 1,000 Mmbtus per day, or approximately five percent of EWR's annual sales volume.

         The Company's pipeline operations consist of a natural gas gathering system located in Montana and Wyoming and an interstate natural gas transportation pipeline between Wyoming and Montana. For fiscal year 2003 the Pipeline Operations segment also reported revenues and expenses associated with production properties located in Montana. These natural gas production properties have been transferred to the EWR segment for reporting purposes beginning on July 1, 2003.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
DECEMBER 31, 2003

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS

Gross Margin

         Gross margin, which is defined as operating revenue less gas purchased, decreased $116,000, from $5,018,000 in the second quarter of fiscal year 2003 to $4,902,000 in the second quarter of fiscal year 2004. The Natural Gas Operations margins increased $329,000 due to approved rate increase in both the Wyoming and Montana operations. The Propane Operations margins decreased $209,000 due to the exiting of the wholesale propane market. The Company's EWR Operations margin decreased approximately $264,000, attributable to the exiting of the electricity market and lower gas margins partially offset by additional margins from production properties. Pipeline Operations margins increased $26,000 due to the Shoshone interstate pipeline being placed in service effective as of July 1, 2003.

Operating Expense

         Operating expenses decreased by $724,000 in the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003. The Company's distribution, general and administration expenses decreased by $733,000 primarily due to the reduced legal expenses related the PPLM litigation, maintenance expense decreased by $13,000, depreciation expense increased by approximately $73,000 due to the depletion of the natural gas reserves and the depreciation of the Shoshone pipeline, and all other expenses decreased by approximately $51,000 due to various cost reduction measures.

Interest Expense

         Interest expense increased by approximately $242,000 during the second quarter of fiscal year 2004 from the second quarter of fiscal year 2003 due to higher short term corporate borrowings and the amortization of debt issuance costs related to the recently negotiated short term credit facility.

Income Taxes

         Income taxes increased from $29,000 for the second quarter of fiscal year 2003 to $185,000 for the second quarter of fiscal year 2004, an increase of $156,000, due to higher pre-tax income.

SIX MONTHS RESULTS FOR CONSOLIDATED OPERATIONS

Gross Margin

         Gross margins increased from approximately $7,381,000 for the first six months of fiscal year 2003 to $7,750,000 for the first six months of fiscal year 2004 or $369,000. The increase in margins was due to a combination of higher Natural Gas margins of $554,000 due to approved rate increases in the Great Falls and Cody locations, lower propane margins of $207,000 due to exiting of the wholesale propane market, lower EWR margins of approximately $31,000, and higher Pipeline margins of approximately $53,000, attributable to the Shoshone pipeline.

Operating Expenses

         Total operating expenses for the first six months of fiscal year 2003 were $8,222,000 compared to $7,387,000 for the first six months of fiscal year 2004 a decrease of $835,000. Distribution, general and administrative expenses decreased by approximately $888,000 due to reduced legal and other professional fees, maintenance expenses decreased by $68,000, depreciation expense increased by approximately $131,000 due to the depletion of the natural gas reserves and the depreciation of the Shoshone pipeline, and all other expenses decreased by $10,000.

Interest Expense

         Interest expense increased by approximately $301,000 during the first six months of fiscal year 2004 due to higher short term corporate borrowing and the amortization of debt issuance costs related to the recently negotiated short term credit facility.

Income Taxes

         Income tax benefits decreased from $571,000 for the first six months of fiscal year 2003 to $163,000 for the first six months of fiscal year 2004, a decrease of $408,000, due to lower pre-tax losses.

RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                                         Three Months                     Six Months
                                      Ended December 31               Ended December 31
                                     2003            2002            2003            2002
Natural Gas Revenues             $ 12,276,986    $  8,778,652     $16,939,994     $11,759,027
Natural Gas Purchased               8,933,547       5,764,337      11,931,518       7,305,235
                                 ------------    ------------    ------------    ------------
Gross Margin                        3,343,439       3,014,315       5,008,476       4,453,792
Operating Expenses                  2,565,486       2,183,484       5,130,965       4,326,932
                                 ------------    ------------    ------------    ------------
Operating Income (Loss)               777,953         830,831        (122,489)        126,860
Other (Income)                        (27,459)        (18,404)        (60,934)        (47,065)
Interest Expense                      423,200         250,695         700,528         513,169
Income Taxes (Benefit)                143,727         211,805        (292,556)       (108,049)
                                 ------------    ------------    ------------    ------------
Net Natural Gas Income (Loss)    $    238,485    $    386,735    ($   469,527)   ($   231,195)
                                 ------------    ------------    ------------    ------------

QUARTERLY RESULTS FOR NATURAL GAS OPERATIONS

Revenues and Gross Margin

         Natural gas operating revenues for the second quarter of fiscal year 2004 were approximately $12,277,000 compared to approximately $8,779,000 for the second quarter of fiscal year 2003, an increase of approximately $3,498,000 or 40%. While the sales volumes remained consistent between periods the increase in revenues is due to the higher price paid for natural gas that is passed through to customers and increased customer rates that are in effect in both the Great Falls and Cody locations.

         Gas costs increased from $5,764,000 in the second quarter of fiscal year 2003 to $8,934,000 in the second quarter of fiscal year 2004 an increase of approximately $3,170,000. Volume sales remained constant but the price paid for natural gas purchased increased approximately 46%, from an average of $2.78 per Mcf for the three months ended December 31, 2002, compared to $4.05 per Mcf for the period ended December 31, 2003.

         Gross margin, which is defined as operating revenues less gas purchased, was approximately $3,343,000 for the second quarter of fiscal year 2004, compared to a gross margin of approximately $3,014,000 for the second quarter of fiscal year 2003. The increase of $329,000 is primarily due to higher rates charged to customers in both the Great Falls and Cody locations.

Operating Expenses

         Operating expenses from Natural Gas Operations increased approximately $382,000, from $2,183,000 in the second quarter of fiscal year 2003 to $2,565,000 in the second quarter of fiscal year 2004. The increase in operating expenses is related primarily to increases in corporate overhead costs of approximately $319,000 due to higher legal and professional fees paid and an increase in general liability insurance expense of approximately $70,000. The increase in expenses was partially offset by reductions in all other expenses of approximately $7,000.

Interest Expense

         Interest charges allocable to the Company's Natural Gas Operations increased from approximately $251,000 for the second quarter of fiscal year 2003 to approximately $423,000 for the second quarter of fiscal year 2004. The increase was due to higher short term corporate borrowings and increased amortization of issuance costs related to the recently negotiated short term credit facility.

Income Taxes

         Income taxes related to the Company's Natural Gas Operations decreased approximately $68,000 for the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003 as a result of lower pre-tax earnings.

SIX MONTHS RESULTS FOR THE NATURAL GAS OPERATIONS

Revenues and Gross Margin

         Natural gas operating revenues in the first six months of fiscal year 2004 were approximately $16,940,000 compared to approximately $11,759,000 for the first six months of fiscal year 2003, an increase of approximately 44%. The increase is due to the higher price of natural gas that is passed through to customers and increased rates charged to customers in the Company's Great Falls and Cody locations.

         Gas costs increased from $7,305,000 in the first six months of fiscal year 2003 to $11,932,000 in the first six months of fiscal year 2004 due to increased gas prices of approximately 67%. Natural gas prices averaged approximately $2.53 for the first six months of fiscal year 2003 compared to $4.23 for the six months of fiscal year 2004.

         Gross margin, which is defined as operating revenues less gas purchased, was approximately $5,008,000 for the first six months of fiscal year 2004, compared to a gross margin of approximately $4,454,000 for the first six months of fiscal year 2003. The increase in margin is related to increased rates charged to customers in the Great Falls and Cody natural gas locations.

Operating Expenses

         Operating expenses from Natural Gas Operations increased approximately $804,000, from $4,327,000 for the first six months of fiscal year 2003 to $5,131,000 for the first six months of fiscal year 2004. The increase in operating expenses is related primarily to increases in corporate overhead costs of $647,000 due to higher legal and professional fees, an increase in general liability insurance expense of approximately $141,000 and an increase in depreciation expense of approximately $29,000. These increased expenses were partially offset by reductions in all other expenses of approximately $13,000.

Interest Expense

         Interest charges allocable to the Company's Natural Gas Operations were approximately $513,000 for the six months of fiscal year 2003, as compared to $701,000 in the comparable period in fiscal year 2004, an increase of $188,000. This increase was due to higher short term corporate borrowings and increased amortization of issuance costs related to the recently negotiated short term credit facility.

Income Taxes

         The income tax benefit related to the Company's Natural Gas Operations increased approximately $185,000 for the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003 due to higher pre-tax losses.

RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                              Three Months                   Six Months
                                           Ended December 31             Ended December 31
                                          2003           2002           2003           2002
Operating Revenues                     $ 2,141,177    $ 4,268,933    $ 3,323,078    $ 5,331,642
Propane Purchased                        1,027,891      2,947,432      1,773,902      3,575,203
                                       -----------    -----------    -----------    -----------
Gross Margin                             1,113,286      1,321,501      1,549,176      1,756,439
Operating Expenses                         865,087        902,210      1,473,359      1,764,668
                                       -----------    -----------    -----------    -----------
Operating Income (Loss)                    248,199        419,291         75,817         (8,229)
Other (Income)                             (42,340)       (60,647)       (77,935)      (108,436)
Interest Expense                           148,826         96,220        264,135        193,177
Income Taxes (Benefit)                      57,606        153,404        (50,644)       (49,259)
                                       -----------    -----------    -----------    -----------
          Net Propane Income (Loss)    $    84,107    $   230,314    ($   59,739)   ($   43,711)
                                       -----------    -----------    -----------    -----------

QUARTERLY RESULTS FOR PROPANE OPERATIONS

Gross Margin

         Gross margin from the Propane Operations decreased approximately $209,000, from $1,322,000 in second quarter of fiscal year 2003 to $1,113,000 in second quarter of fiscal year 2004. This decrease is due primarily to the sale of the wholesale propane business resulting in the elimination of approximately four million gallons of volume during the second quarter of fiscal year 2004.

Operating Expenses

         Operating expenses from the Propane Operations decreased approximately $37,000, from $902,000 in the second quarter of fiscal year 2003 to $865,000 in the second quarter of fiscal year 2004. This decrease is due to a reduction in operating expenses resulting from the sale of the wholesale propane business of approximately $136,000 partially offset by an increase in corporate overhead costs of approximately $99,000.

Interest Expense

         Interest expense increased from approximately $96,000 for the second quarter of fiscal year 2003 to approximately $149,000 for the second quarter of fiscal year 2004, an increase of approximately $53,000. This increase was due to higher short term corporate borrowings and the amortization of issuance costs of the recently negotiated short term credit facility.

Income Taxes

         Income taxes related to the Company's Propane Operations decreased approximately $96,000 for the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003 as a result of lower pre-tax earnings.

SIX MONTHS RESULTS FOR PROPANE OPERATIONS

Gross Margin

         Gross margin from Propane Operations decreased approximately $207,000, from $1,756,000 for the first six months of fiscal year 2003 to $1,549,000 for the first six months of fiscal year 2004. This decrease was due primarily to the sale of the wholesale propane operations which resulted in lost volumes of approximately five million gallons and related gross margin of approximately $287,000. The lost margin from the sale of the wholesale propane operations was offset by additional gross margins from the retail operations in the Company's Payson Arizona location.

Operating Expenses

         Operating expenses from the Propane Operations segment decreased approximately $292,000, from $1,765,000 for the first six months of fiscal year 2003 to $1,473,000 for the first six months of fiscal year 2004. This decrease in operating expenses is related to the gain on the sale of the wholesale propane operations of $236,000, a reduction of operating expenses related to the wholesale propane operations of approximately $172,000 and additional expense reduction of $86,000. Offsetting these expense reductions was an increase in corporate overhead costs of approximately $202,000.

Interest Expense

         Interest expense increased from approximately $193,000 for the first six months of fiscal year 2003 to approximately $264,000 for the first six months of fiscal year 2004. This increase of approximately $71,000 was due to higher short term corporate borrowings and increased amortization of issuance costs of the recently negotiated short term credit facility.

Income Taxes

         The income tax benefit related to the Company's Propane Operations increased approximately $1,000 for the first six months of fiscal year 2004 as compared to the first six months of fiscal year 2003 resulting from lower pre-tax earnings.

RESULTS OF THE COMPANY'S EWR OPERATIONS

                                       Three Months                     Six Months
                                     Ended December 31               Ended December 31
                                   2003            2002            2003            2002
Marketing Revenue              $  8,297,247    $  9,368,696    $ 14,622,547    $ 15,604,735
Purchases                         7,948,509       8,755,823      13,635,540      14,586,758
                               ------------    ------------    ------------    ------------
Gross Margin                        348,738         612,873         987,007       1,017,977
Operating Expenses                  337,005       1,404,667         676,420       2,040,766
                               ------------    ------------    ------------    ------------
Operating Income (Loss)              11,733        (791,794)        310,587      (1,022,789)
Other (Income) Expense                4,009          (4,050)          1,384          (5,570)
Interest Expense                     62,758          57,614         109,164          84,509
Income taxes                        (14,968)       (341,188)        104,620        (438,263)
                               ------------    ------------    ------------    ------------
Net Marketing Income (Loss)   ($     40,066)  ($    504,170)   $     95,419   ($    663,465)
                               ------------    ------------    ------------    ------------

QUARTERLY RESULTS OF EWR OPERATIONS

Gross Margin

         Gross margin from EWR Operations decreased approximately $264,000, from $613,000 in the second quarter of fiscal year 2003 to $349,000 in the second quarter of fiscal year 2004. This decrease was due primarily to exiting the electricity market reducing margins by approximately $231,000 and lower gas trading margins of $154,000. These margin decreases were offset by an increase in production margins of approximately $121,000.

Operating Expenses

         Operating expenses from the EWR Operations decreased approximately $1,068,000, from $1,405,000 in the second quarter of fiscal year 2003 to $337,000 in the second quarter of fiscal year 2004. This decrease in operating expenses is related to the decreased legal costs related to the PPLM litigation of approximately $855,000 and other cost savings measures of $213,000.

Interest Expense

         Interest expense increased from approximately $58,000 for the second quarter fiscal year 2003 to approximately $63,000 for the second quarter of fiscal year 2004, an increase of approximately $5,000. This increase was due to higher short term corporate borrowings and the amortization of issuance costs related to the recently negotiated short term credit facility.

Income Taxes

         Income tax benefits related to the Company's EWR Operations decreased approximately $326,000 for the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 due to the lower pre-tax losses.

SIX MONTHS RESULTS OF EWR OPERATIONS

Gross Margin

         Gross margin from EWR for the first six months of fiscal year 2004 was approximately $987,000 compared to $1,018,000 for the first six months of fiscal year 2003, a decrease of approximately $31,000. This decrease was due primarily to reduced gas margins of approximately $178,000 offset by an increase in electricity margins of $60,000 and production margins of approximately $87,000.

Operating Expenses

         Operating expenses from EWR Operations decreased approximately $1,364,000, from $2,040,000 for the first six months of fiscal year 2003 to $676,000 for the first six months of fiscal year 2004. This decrease in operating expenses is due to decreased legal costs related to the PPLM litigation of approximately $1,075,000, a reduction in other professional fees of $59,000, a reduction in salaries and related expenses of approximately $78,000, a reduction in travel and related expenses of $25,000 and other cost saving measures of $127,000.

Interest Expense

         Interest expense increased from approximately $85,000 for the first six months of fiscal year 2003 to approximately $109,000 for the first six months of fiscal year 2004. This increase of approximately $24,000 was due to higher short term corporate borrowings and the increased amortization of issuance costs related to the recently negotiated short term credit facility.

Income Taxes

         The income tax expense related to the Company's EWR Operations increased approximately $543,000 for the first six months of fiscal 2004 as compared to the first six months of fiscal year 2003 resulting from higher pre-tax earnings.

RESULTS OF THE COMPANY'S PIPELINE OPERATIONS

                                   Three Months               Six Months
                                Ended December 31         Ended December 31
                                 2003         2002         2003         2002
Pipeline Revenue              $  96,416    $  69,534    $ 205,766    $ 153,278
                              ---------    ---------    ---------    ---------
Gross Margin                     96,416       69,534      205,766      153,278
Operating Expenses               55,208       56,669      106,595       89,662
                              ---------    ---------    ---------    ---------
Operating Income                 41,208       12,865       99,171       63,616
Other Income                                    (949)    (120,922)        (949)
Interest Expense                 12,229          895       19,283        1,669
Income Taxes (Benefit)           (1,669)       4,987       75,345       24,289
                              ---------    ---------    ---------    ---------
Net Pipeline Income (Loss)    $  30,648    $   7,932    $ 125,465    $  38,607
                              ---------    ---------    ---------    ---------

QUARTERLY RESULTS FOR PIPELINE OPERATIONS

Gross Margin

         Gross margin from the Pipeline Operations increased approximately $26,000, from $70,000 in second quarter of fiscal year 2003 to $96,000 in second quarter of fiscal year 2004. This increase was due primarily to the Shoshone interstate pipeline beginning operations on July 1, 2003.

Operating Expenses

         Operating expenses from the Pipeline Operations decreased approximately $2,000, from $57,000 in the second quarter of fiscal year 2003 to $55,000 in the second quarter of fiscal year 2004. This decrease was due to a decrease in general expenses related to pipeline operations.

Interest Expense

         Interest expense increased from approximately $1,000 for the second quarter of fiscal year 2003 to approximately $12,000 for the second quarter of fiscal year 2004. The increase was due to higher corporate short term borrowings and the amortization of the issuance costs of the LaSalle Facility.

Income Taxes

         Income taxes related to the Company's Pipeline Operations decreased approximately $7,000 for the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003.

SIX MONTHS RESULTS FOR PIPELINE OPERATIONS

Gross Margin

         Gross margin from Pipeline Operations increased approximately $53,000, from $153,000 in second quarter fiscal year 2003 to $206,000 in second quarter fiscal year 2004. This increase was due primarily to the Shoshone interstate pipeline beginning operations on July 1, 2003.

Operating Expenses

         Operating expenses from the Pipeline Operations increased approximately $17,000, from $90,000 for the first six months of fiscal year 2003 to $107,000 for the first six months of fiscal year 2004. The increase was due primarily to an increase in corporate overhead expenses allocated to Pipeline Operations.

Other Income

         Other income for the first six months of fiscal year 2004 included the sale of certain non-operating real estate assets located in Montana, which resulted in a gain of $121,000.

Interest Expense

         Interest expense increased from approximately $2,000 for the first six months of fiscal year 2003 to approximately $19,000 for the first six months of fiscal year 2004. This increase was due to higher corporate borrowings and the amortization of issuance costs related to the LaSalle Facility.

Income Taxes

         Income taxes that relate to the Company's Pipeline Operations were approximately $75,000 for the first six months of fiscal year 2004, as compared to $24,000 for the first six months of fiscal year 2003, an increase of approximately $51,000 due to higher pre-tax income.

CASH FLOW ANALYSIS

         The primary cash flows during the six month periods ending December 31, 2003 and December 31, 2002 are summarized as follows:"

                                                        December 31    December 31
                                                           2003           2002
                                                       ------------   ------------
Used in operating activities                           ($13,344,672)  ($2,994,966)

Used in investing activities                               (199,871)    (2,395,790)

Provided by financing activities                         13,203,996      6,392,760
                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents   ($   340,547)   $ 1,002,004
                                                        ===========    ===========

         For the six months ended December 31, 2003, the Company and its subsidiaries used $13,345,000 of cash in its operating activities compared to $2,995,000 for the six months ended December 31, 2002. This increase in cash used of $10,350,000 was primarily due to increases in natural gas and propane inventory expenditures of $6,778,000, a decrease in deferred tax liability of $288,000, an increase in the amount paid on accounts payable of $3,256,000 and an increase in the amounts paid for other assets and liabilities of $2,807,000. Offsetting these amounts was a decrease in net loss of $591,000, an increase in the collection of accounts receivable of $311,000 and a decrease in the amount of recoverable gas purchases of $1,877,000.

         Cash used by investing activities was $200,000 for the six months ended December 31, 2003, compared to cash used of $2,396,000 for the six months ended December 31, 2002. This decrease in cash used of $2,196,000 was primarily due to a reduction in construction expenditures of $1,386,000, and an increase in cash from the sale of the wholesale propane and real estate assets of $840,000. Offsetting these reductions was an increase in cash used in investing activities of $30,000 related to the Company's regulatory operations.

         Cash provided by financing activities was $13,204,000 for the six months ended December 31, 2003, as compared to $6,393,000 for the six months ended December 31, 2002. The increase of $6,811,000 was due primarily from an increase in proceeds from the Company's short-term lines of credit of $7,382,000 and a reduction in shareholders dividend payments of $668,000. Offsetting these increases in proceeds was an increase in debt issuance costs of $1,180,000 and an increase in the payment related to the Company's long-term debt of $59,000.

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

         On September 30, 2003, the Company established a $23,000,000 revolving credit facility (the "LaSalle Facility") with LaSalle Bank National Association, as Agent for certain banks (collectively, the "Lender"). The LaSalle Facility replaced the Company's previous credit facility with Wells Fargo Bank Montana, National Association (the "Wells Fargo Facility") and the amount due under the Wells Fargo Facility was paid in full out of the proceeds of the LaSalle Facility. Borrowings under the LaSalle Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. As required under the terms of the Company's outstanding long-term notes and bonds (the "Long Term Debt"), the Company's obligations under the Long Term Debt are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Facility with the exception of the first $1,000,000 of debt under the LaSalle Facility.

         Under applicable law, the Company obtained required approvals from the MPSC and the Wyoming Public Service Commission ("WPSC") to enter into the LaSalle Facility. The MPSC order granting approval imposed several requirements on the Company including restrictions on the use of the proceeds of the LaSalle Facility for anything other than utility purposes, and requirements that the Company provide ongoing reports to the MPSC with respect to the financial condition of the Company and its non-regulated subsidiaries, and certain other matters. The MPSC order provided that the Company could fund the remaining $2,200,000 settlement payment owed by EWR to PPLM. The settlement payment was made on September 30, 2003, ending the litigation between the two parties.

         The LaSalle Facility provides that the maximum availability under the facility will be reduced from $23,000,000 to $15,000,000 no later than March 31, 2004. In addition, the LaSalle Facility requires that the Company provide a first priority security interest in certain assets to the Lender no later than March 31, 2004, which would require either restructuring or refinancing of the Company's Long Term Debt. The Company is presently working on refinancing in order to satisfy the Lender's requirements. The Company believes that it will be able to implement such refinancing by March 31, 2004. Failure to complete such refinancing would result in a default under the terms of the LaSalle Facility.

         During the period prior to such refinancing of the LaSalle Facility, the terms of the LaSalle Facility provide that the Company cannot pay dividends to its shareholders. In June 2003, the Company's Board of Directors suspended the Company's dividend to allow for strengthening of the Company's balance sheet.

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

         The LaSalle Facility requires that the Company maintain compliance with a number of financial covenants including limitations on annual capital expenditures to an amount equal to or less than $5,000,000. The Company must also maintain a total debt to total capital ratio of less than .65 to 1.00 and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization (EBITDA), plus agreed upon add backs, divided by interest expense) of no less than 2.00 to 1.00. Finally, the Company must restrict its open positions and Value at Risk (VaR) in its wholesale operations to an amount not to exceed $1,000,000. The Company met all of the financial covenants at the time it entered into the LaSalle Facility except the total debt to capital ratio which was .68 to 1.00. At December 31, 2003, the ratio was .70 to 1.00. The Lender has waived this covenant for the quarters ended September 30, 2003 and December 31, 2003.

         At December 31, 2003, the Company had borrowed approximately $20,629,000 under the LaSalle Facility and $2,300,000 was pledged as security for outstanding letters of credit.

         In addition to its bank lines of credit, the Company has outstanding certain notes and industrial development revenue obligations (collectively "Long Term Debt"). The Company's Long Term Debt is made up of three separate debt issues: $8,000,000 of Series 1997 notes bearing interest at the rate of 7.5%; $7,800,000 of Series 1993 notes bearing interest at rates ranging from 6.20% to 7.60%; and Cascade County, Montana Series 1992B Industrial Development Revenue Obligations in the amount of $1,800,000. As required by the terms of the Long Term Debt, the Company's obligations under the Long Term Debt are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Facility with the exception of the first $1,000,000 of debt under the LaSalle Facility.

         The total amount of the Company's obligations under the Long Term Debt was $15,211,000 and $15,770,000, at December 31, 2003 and December 31, 2002,
respectively. The portion of such obligations due within one year was $530,000 and $500,000 at December 31, 2003, and December 31, 2002, respectively. Under the terms of the Long Term Debt obligations, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, liens and secured indebtedness, and asset sales, and the Company is restricted from incurring additional long-term indebtedness if it does not meet certain financial debt and interest ratios.

CONTRACTS ACCOUNTED FOR AT FAIR VALUE

         Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established certain policies and procedures to manage such risks. The Company has a Risk Management Committee , comprised of Company officers to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business.

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

         As of December 31, 2003, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate aggregate fair value as follows:

                                               Assets       Liabilities
Contracts maturing in one year or less:      $   822,999    $   267,970
Contracts maturing in two to three years:      1,038,129        420,082
Contracts maturing in four to five years:        357,284        196,576
                                             -----------    -----------
     Total                                   $ 2,218,412    $   884,628
                                             ===========    ===========

         During the first six months of fiscal 2004, the Company has not entered into any new contracts that have required mark-to-market accounting under SFAS No. 133.

         Natural Gas and Propane Operations--In the case of the Company's regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

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

         Recoverable/ Refundable Costs of Gas and Propane Purchases--The Company accounts for purchased-gas costs in accordance with procedures authorized by the MPSC, the WPSC and the Arizona Corporation Commission under which purchased-gas and propane costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

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

Commodity Price Risk

         The Company protects itself against price fluctuations on natural gas and electricity by limiting the aggregate level of net open positions, which are exposed to market price changes and through the use of natural gas derivative instruments. The net open position is actively managed with strict policies designed to limit the exposure to market risk, and which require at least weekly reporting to management of potential financial exposure. The Risk Management Committee has limited the types of financial instruments the company may trade to those related to natural gas commodities. The Company's results of operations are significantly impacted by changes in the price of natural gas. In order to provide short term protection against a sharp increase in natural gas prices, the Company from time to time enters into natural gas call and put options, swap contracts and purchase commitments. The Company's gas hedging strategy could result in the Company not fully benefiting from certain gas price declines.

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Interim President and Chief Executive Officer, John C. Allen and the Company's Vice President and Controller (principal financial officer) Robert B. Mease have evaluated the Company's internal controls and disclosure controls systems as of the end of the period covered by this report. They have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of the date of this Quarterly Report on Form 10-Q to provide reasonable assurance that the Company can meet its disclosure obligations. As of the date of this Quarterly Report on Form 10-Q there have not been any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         On November 12, 2003, Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company (the "Fund") filed a complaint in Montana Eighth Judicial District Court against the Company seeking a temporary restraining order and a preliminary and permanent injunction to prevent the Company from postponing its annual meeting of shareholders and seeking other relief. On November 20, 2003, the Company reached an agreement with J. Michael Gorman, Lawrence P. Haren, Richard M. Osborne, and Thomas J. Smith (collectively, the "Committee") and the Fund to resolve the proxy contest initiated by the Committee to Re-Energize Energy West and settle all pending litigation outstanding between the Fund and the Company. Pursuant to the settlement agreement, immediately following the conclusion of the 2003 annual meeting, the Company expanded the size of its board of directors to nine members and appointed Richard M. Osborne and Thomas
J. Smith, two of the Committee's proposed nominees for the board, and David A. Cerotzke, a mutually agreed upon candidate, to the board of directors. Under the settlement agreement the Committee and the Fund also agreed not to nominate any person for director and generally not to solicit proxies from shareholders, including for the election of directors, until the conclusion of the 2004 annual meeting of shareholders, provided that the Company renominates Mr. Smith and Mr. Osborne (or other designees of the Committee and the Fund) for election at the 2004 annual meeting.

         EWR was involved in a lawsuit with PPLM Montana, LLC ("PPLM") which was filed in U.S. District Court for the District of Montana on July 2, 2001, involving a wholesale electricity supply contract between EWR and PPLM. On June 17, 2003, EWR and PPLM reached agreement on a settlement of the lawsuit. Under the terms of the settlement, EWR paid PPLM a total of $3,200,000, consisting of an initial payment of $1,000,000 on June 17, 2003, and a second payment of $2,200,000 on September 30, 2003, terminating all proceedings in the case. EWR had established reserves in fiscal year 2002 of approximately $3,032,000 to pay a potential settlement with PPLM and the remaining $168,000 of the settlement amount was charged to operating expenses in fiscal year 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity - Not Applicable

Item 3.  Defaults upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual shareholder meeting on December 3, 2003. The item voted on by the shareholders consisted of the election of corporate directors. Those individuals elected to the Company Board of Directors, for a one-year term, and their respective number of votes cast for and withheld are as follows:

         Name             Votes Cast For    Votes Withheld
----------------------    --------------    --------------
W.E. (Gene) Argo             1,480,900          110,330
Andrew Davidson              1,992,753          149,581
David A. Flitner             1,034,568          107,766
G. Montgomery Mitchell       1,489,925          101,306
Terry M. Palmer              1,466,368          124,863
George D. Ruff                 970,296          172,038
Richard J. Schulte           1,511,540           79,691

Item 5.  Other Information - Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

      A.   Exhibits for the second quarter ended December 31, 2003.

              10.1     Agreement dated November 20, 2003 between and among
                       J. Michael Gorman, Lawrence P. Haren, Richard M. Osborne, Thomas J. Smith, Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company and, Energy West, Incorporated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 21, 2003).

              10.2 Separation Agreement, Release and Waiver of Claims between Energy West, Incorporated and Edward J. Bernica dated October 24, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 27, 2003).

              31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

              31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

              32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

              32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

B. The Company filed a Current Report on Form 8-K during the second quarter ended December 31, 2003 as follows.

              Date Filed                   Item No.

              October 2, 2003       Item 7 - Press Release dated September 30,
                                    2003.

                                    Item 12 - Earnings announcement on September
                                    30, 2003 regarding the Company's preliminary fiscal year 2003 earnings.

              October 2, 2003       Item 5 - Announcement regarding the new
                                    credit agreement with LaSalle Bank National
                                    Association

                                    Item 7 - Credit Agreement, dated as of
                                    September 30, 2003, by and among Energy
                                    West, Incorporated, Various Financial
                                    Institutions and LaSalle Bank National
                                    Association, as Agent; and Press Release dated September 30, 2003.

              October 9, 2003       Item 5 - Announcement regarding the new
                                    credit agreement with LaSalle Bank National
                                    Association

                                    Item 7 - Credit Agreement, dated as of
                                    September 30, 2003, by and among Energy
                                    West, Incorporated, Various Financial
                                    Institutions and LaSalle Bank National
                                    Association, as Agent; and Press Release dated September 30, 2003.

              October 27, 2003      Item 5 - Announcement of Separation
                                    Agreement with Edward J. Bernica.

                                    Item 7 - Separation Agreement, Release and
                                    Waiver of Claims between Energy West,
                                    Incorporated and Edward J. Bernica dated
                                    October 24, 2003.

       October 30, 2003             Item 5 - Announcement regarding
                                    reconstitution of the compensation
                                    committee.

       November 12, 2003            Item 5 - Announcement of postponement of the
                                    Company's annual meeting.

                                    Item 7 - Press Release dated November 11,
                                    2003.

       November 19, 2003            Item 5 - Announcement regarding answer and
                                    counterclaim filed in connection with the proxy contest.

                                    Item 7 - Answer and Counterclaim for
                                    Declaratory Relief filed in the Montana
                                    Eighth Judicial District Court, Cascade
                                    County, Cause No. DDV-03-1214.

       November 21, 2003            Item 5 - Announcement regarding resolution
                                    of the proxy contest.

                                    Item 7 - Press Release dated November 21,
                                    2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY WEST INCORPORATED

/s/ John C. Allen

------------------------------------
John C. Allen, Interim President and
Chief Executive Officer
(principal  executive officer)

/s/ Robert B. Mease

-------------------------------
Robert B. Mease, Vice-President
and Controller
(principal financial officer)

February 17, 2004