Form 10-Q
period 2004-03-31
ENERGY WEST INC
filed 2004-05-17
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class Outstanding at March 31, 2004
(Common stock, $.15 par value)  2,597,681  shares

                            ENERGY WEST, INCORPORATED
                               INDEX TO FORM 10-Q



                                                                                    Page No.
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2004, March 31, 2003 and June 30, 2003                       1

                  Condensed Consolidated Statements of Operations -
                  three months and nine months ended March 31, 2004 and 2003             2

                  Condensed Consolidated Statements of Cash Flows -
                  nine months ended March 31, 2004 and 2003                              3

                  Notes to Condensed Consolidated Financial Statements                  4-11

         Item 2 - Management's discussion and analysis of
                  financial condition and results of operations                        11-27

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk           27-28

         Item 4 - Controls and Procedures                                              28

Part II -  Other Information

         Item 1 - Legal Proceedings                                                     29

         Item 2 - Changes in Securities                                                 29

         Item 3 - Defaults upon Senior Securities                                       29

         Item 4 - Submission of Matters to a Vote of Security Holders                   29

         Item 5 - Other Information                                                     29

         Item 6 - Exhibits and Reports on Form 8-K                                      30

         Signatures                                                                     31

Item 1.  Financial Statements
                                    FORM 10-Q
                            ENERGY WEST, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31        March 31        June 30
                                                                   2004            2003            2003
                                                                (Unaudited)     (Unaudited)     (Unaudited)
                                                                -----------     -----------     -----------
Current assets:
  Cash and cash equivalents                                     $ 4,399,596     $ 1,532,886     $ 1,938,768
  Accounts receivable (net)                                       9,424,679      13,282,926       7,971,632
  Derivative assets                                               2,367,718       2,770,684       2,719,640
  Natural gas and propane inventories                             2,599,787         465,051       1,038,690
  Materials and supplies                                            360,390         472,960         371,490
  Prepayments and other                                             400,650         287,443         352,982
  Deferred tax assets                                               453,181          53,370         828,698
  Deferred purchase gas costs                                       669,807         769,266       1,067,109
  Prepaid income tax payments                                     1,325,060         847,362       1,882,889
                                                                -----------     -----------     -----------

Total current assets                                             22,000,868      20,481,948      18,171,898

Long term notes receivable                                          409,638

Property, plant and equipment, net                               38,398,206      39,211,269      39,576,596

Deferred charges                                                  5,624,694       1,831,692       4,388,372

Other assets                                                        227,313         313,998         271,429
                                                                -----------     -----------     -----------

Total assets                                                    $66,660,719     $61,838,907     $62,408,295
                                                                ===========     ===========     ===========

Capitalization and liabilities:
Current liabilities:
  Lines of credit                                               $ 9,229,304     $ 5,694,152     $ 6,104,588
  Current portion of long-term debt                               8,537,618         507,219         532,371
  Accounts payable                                                3,520,212      10,853,949       8,841,779
  Derivative liabilities                                          1,167,652         404,117         780,703
  Accrued and other current liabilities                           3,771,781       5,524,123       5,309,254
                                                                -----------     -----------     -----------

Total current liabilities                                        26,226,567      22,983,560      21,568,695
                                                                -----------     -----------     -----------

Long-term liabilities:
Deferred tax liabilities                                          5,154,352       4,618,134       5,460,083
Deferred investment tax credits                                     339,610         360,672         355,406
Other long-term liabilities                                       4,593,039       2,329,733       4,891,200
                                                                -----------     -----------     -----------
 Total                                                           10,087,001       7,308,539      10,706,689

Long-term debt                                                   14,687,996      15,280,075      14,834,452

Stockholders' equity:
    Preferred stock - $.15 par value
          Authorized - 1,500,000 shares; Issued - none
    Common stock  - $.15 par value                                  389,659         389,024     $   389,295
          Authorized - 3,500,000 shares
          Outstanding - 2,597,681 shares at March 31, 2004;
              2,594,258 shares at March 31, 2003;
              and 2,595,250 shares at June 30, 2003
    Capital in excess of par value                                5,072,316       5,044,507       5,056,425
    Retained earnings                                            10,197,180      10,833,202       9,852,739
                                                                -----------     -----------     -----------

      Total stockholders' equity                                 15,659,155      16,266,733      15,298,459
                                                                -----------     -----------     -----------
      Total capitalization                                       30,347,151      31,546,808      30,132,911
                                                                -----------     -----------     -----------
     Total capitalization and liabilities                       $66,660,719     $61,838,907     $62,408,295
                                                                ===========     ===========     ===========


         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10-Q
                            ENERGY WEST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended              Nine Months Ended
                                                           March 31                        March 31

                                                    2004            2003            2004            2003
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 -----------     -----------     -----------     -----------
 Revenues:
   Natural gas operations                        $14,922,716     $13,348,431     $31,862,710     $25,107,458
   Propane operations                              3,293,484       5,527,217       6,616,562      10,858,859
   Gas and electric-wholesale                      6,272,088      10,639,380      20,894,635      26,244,115
   Pipeline                                           93,197         101,481         298,963         254,759
                                                 -----------     -----------     -----------     -----------
 Total revenues                                   24,581,485      29,616,509      59,672,870      62,465,191
                                                 -----------     -----------     -----------     -----------
 Expenses:
   Gas and propane purchased                      12,662,446      13,761,454      26,367,866      24,641,892
   Gas and electric-wholesale                      6,995,703       9,090,259      20,631,243      23,677,017
   Distribution, general and administrative        2,143,361       2,527,860       7,645,328       8,918,162
   Maintenance                                       126,518         118,586         350,938         411,194
   Depreciation and amortization                     500,281         564,482       1,732,755       1,665,022
   Taxes other than income                           457,695         209,222         886,175         647,800
                                                 -----------     -----------     -----------     -----------
             Total operating expenses             22,886,004      26,271,863      57,614,305      59,961,087
                                                 -----------     -----------     -----------     -----------

 Operating income                                  1,695,481       3,344,646       2,058,565       2,504,104

 Non-operating income                                 50,587          55,243         308,994         217,263

 Interest expense:
   Long-term debt                                    283,058         291,452         850,433         875,517
   Lines of credit                                   435,334         143,553         961,069         352,012
                                                 -----------     -----------     -----------     -----------

 Total interest expense                              718,392         435,005       1,811,502       1,227,529
                                                 -----------     -----------     -----------     -----------

 Income before income tax expense                  1,027,676       2,964,884         556,057       1,493,838
 Income tax expense                                  358,597       1,185,726         195,360         614,444
                                                 -----------     -----------     -----------     -----------

 Net income                                      $   669,079     $ 1,779,158     $   360,697     $   879,394
                                                 ===========     ===========     ===========     ===========

 Earnings per common share:
 Basic and diluted income per common share       $      0.26     $      0.69     $      0.14     $      0.34


 Weighted average common shares outstanding:
 Basic                                             2,596,048       2,582,551       2,596,048       2,582,551
 Diluted                                           2,596,048       2,582,551       2,596,048       2,582,551


         The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10-Q
                            ENERGY WEST, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                                   March 31

                                                                            2004               2003
                                                                         (Unaudited)       (Unaudited)
                                                                         ------------      ------------
Cash flow from operating activities:
       Net income                                                        $    360,697      $    879,394
     Adjustment to reconcile net income to net cash flows
          provided by (used in) operating activities
       Depreciation and amortization, including deferred charges and
          financing costs                                                   2,177,519         1,788,367
       Gain on sale of property, plant & equipment                           (333,988)          (13,436)
       Deferred gain on sale of assets                                        (17,721)          (17,721)
       Investment tax credit - net                                            (15,796)          (15,796)
       Deferred income taxes - net                                             69,780         1,452,873
       Change in operating assets and liabilities
         Accounts receivable - net                                         (1,553,046)       (5,038,687)
         Derivative assets                                                    351,922            97,033
         Natural gas and propane inventory                                 (1,561,097)        5,175,609
         Prepayments and other                                                (47,668)          158,209
         Recoverable/refundable cost of gas purchases                         397,302        (2,793,425)
         Accounts payable                                                  (5,321,572)        1,440,256
         Derivative liabilities                                               386,949                 0
         Other assets and liabilities                                      (1,533,383)        1,326,440
                                                                         ============      ============

        Net cash provided by (used in) operating activities                (6,640,102)        4,439,116

Cash flow from investing activities:
       Construction expenditures                                           (1,405,016)       (4,419,691)
       Proceeds from sale of property, plant & equipment                      840,216            14,458
       Collection of long-term notes receivable                                51,422             3,300
       Customer advances for construction                                      21,600            (2,131)
       Proceeds from contributions in aid of construction                       5,381            21,288
                                                                         ============      ============

       Net cash used in investing activities                                 (486,397)       (4,382,776)

Cash flow from financing activities:
       Repayment of long-term debt                                                              (82,202)
       Proceeds from long-term debt                                         8,000,000
       Debt issuance costs                                                 (1,396,180)
       Proceeds from lines of credit                                       28,432,346        37,267,406
       Repayment of lines of credit                                       (25,448,839)      (35,073,254)
       Dividends on common stock                                                             (1,003,061)
                                                                         ============      ============

         Net cash provided by financing activities                          9,587,327         1,108,889
                                                                         ------------      ------------

         Net increase in cash and cash equivalents                          2,460,828         1,165,229

 Cash and cash equivalents at beginning of year                             1,938,768           367,657
                                                                         ------------      ------------

 Cash and cash equivalents at end of period                              $  4,399,596      $  1,532,886
                                                                         ============      ============





         The accompanying notes are an integral part of these condensed financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2004

Note 1

         Basis of Presentation --- The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003.

         Certain non-regulated, non-utility operations are conducted by three wholly owned subsidiaries of the Company: Energy West Propane, Inc. ("EWP"); Energy West Resources, Inc. ("EWR"); and Energy West Development, Inc. ("EWD"). EWP is engaged in wholesale and retail distribution of bulk propane in Arizona. EWR markets gas and, on a limited basis, electricity in Montana and Wyoming, and owns certain natural gas production properties in Montana. EWD owns a natural gas gathering system that is located in both Montana and Wyoming and an interstate natural gas transportation pipeline that runs between Montana and Wyoming.

         The Company's reporting segments are: Natural Gas Operations, Propane Operations, EWR Marketing Operations and Pipeline Operations. An application was granted by the Federal Energy Regulatory Commission ("FERC") and EWD began operations of the interstate natural gas pipeline as a transmission pipeline on July 1, 2003. The revenue and expenses associated with this transmission pipeline are included in the Pipeline Operations segment.

         Stock Options --- Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its employee stock option plan under Accounting Principals Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the effect on the Company's net earnings and earnings per share would not be significant for the three and nine months ended March 31, 2003 and March 31, 2004.

Note 2 -- Derivative Instruments and Hedging Activity

         Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established certain policies and procedures to manage such risks. The Company has a Risk Management Committee, comprised of Company officers to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business.

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

         EWR was party to a number of contracts that were valued on a mark-to-market basis under SFAS No. 133. Although certain firm commitments for the purchase and sale of natural gas could have been classified as normal purchases and sales and excluded from the requirements of SFAS No. 133, as described above, EWR accounts for these contracts as derivative instruments under SFAS No. 133 in order to match contracts for the purchase and sale of natural gas. Such contracts were recorded in the Company's consolidated balance sheet at fair value. Periodic mark-to-market adjustments to the fair values of these contracts are recorded as adjustments to gas costs.

         As of March 31, 2004, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                              Assets              Liabilities
                                                              ------              -----------
      Contracts maturing in one year or less:               $ 1,009,963           $   471,084
      Contracts maturing in two to three years:                 925,127               403,898
      Contracts maturing in four to five years:                 432,628               292,670
                                                            -----------           -----------
           Total                                            $ 2,367,718           $ 1,167,652
                                                            ===========           ===========

         During the first nine months of fiscal 2004, the Company has not entered into any new contracts that have required mark-to-market accounting under SFAS No. 133.

      Natural Gas and Propane Operations--In the case of the Company's regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of March 31, 2004, the Company's regulated operations have no contracts meeting the mark-to-market accounting requirements.

NOTE 3 -- INCOME TAXES

         Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

                                                         Three Months Ended                Nine Months Ended
                                                              March 31                         March 31

                                                        2004            2003              2004            2003
Federal tax expense at statutory rates - 34%        $   351,200      $ 1,008,973      $   194,431      $   511,239
State tax expense net of federal tax benefit             54,508          116,925           26,027           79,543
Amortization of deferred investment tax credits          (5,266)          (5,266)         (15,797)         (15,797)
Other expense (benefit)                                 (41,845)          65,094           (9,301)          39,459
                                                    -----------      -----------      -----------      -----------
Total income tax expense                            $   358,597      $ 1,185,726      $   195,360      $   614,444
                                                    ===========      ===========      ===========      ===========

NOTE 4 -- LINES OF CREDIT

         On March 31, 2004, the Company entered into a modification of its existing credit facility (as amended, the "LaSalle Facility") with LaSalle Bank National Association ("LaSalle"). The LaSalle Facility converts $8,000,000 of existing revolving loans into a $6,000,000, five-year term loan and a $2,000,000 term loan due on September 30, 2004, and reduces the maximum amount of the line of credit, which expires on October 31, 2004, from $23,000,000 to $15,000,000. The $2,000,000 term loan must be repaid with the proceeds of a placement of equity securities by the Company. The credit facilities with LaSalle are secured, on an equal and ratable basis with the Company's other long-term debt, by substantially all of the Company's assets. On April 16, 2004, a stockholder acquired certain shares of common stock which together with other shares owned by the stockholder total approximately 20.8% of all outstanding shares. Ownership by any individual or group of 15% or more of the Company's outstanding common stock constitutes an event of default under the LaSalle Credit Facility. LaSalle has agreed to forbear from exercising its rights with respect to the default until June 4, 2004, subject to prior revocation by LaSalle. The Company is engaged in discussions with LaSalle and the stockholder concerning a resolution of the situation. Without the forbearance agreement, La Salle has the right to accelerate the due date of the obligations under the La Salle Facility.

         The LaSalle Facility requires that the Company maintain compliance with a number of financial covenants including limitations on annual capital expenditures to an amount equal to or less than $5,000,000. The Company must also maintain a total debt to total capital ratio of less than .65 to 1.00 and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization (EBITDA), plus agreed upon add backs, divided by interest expense) of no less than 2.00 to 1.00. The Company's dividends are also restricted to an amount not to exceed 60% of the Company's earnings during the previous four fiscal quarters. In addition, the Company must restrict its open positions and Value at Risk (VaR) in its marketing operations to an amount not to exceed $1,000,000 in the aggregate. The Company met all of the financial covenants at the time it entered into the LaSalle Facility except the total debt to capital ratio, which was .68 to 1.00. At March 31, 2004, the ratio was .67 to 1.00. As of May 17, 2004, La Salle had not agreed to waive the covenant violation for a period of more than one year. As a result of this covenant violation and the temporary forbearance described above, the noncurrent portion of the $6,000,000, five-year term loan has been classified as current as of March 31, 2004.

         In the event that LaSalle were to declare the Company's obligations under the LaSalle Facility immediately due and payable as a result of an event of default under the LaSalle Facility, such acceleration also could result in events of default under the Company's Series 1993 Notes and Series 1997 Notes. In such circumstances, an event of default under either series of notes would occur if (a) the Company were given notice to that effect either by the trustee under the indenture governing such series of notes, or the holders of at least 25% in principal amount of the notes of such series then outstanding, and (b) within 10 days after such notice from the trustee or the note holders to the Company, the acceleration of the Company's obligations under the LaSalle Facility has not been rescinded or annulled and the obligations under the LaSalle Facility have not been discharged. There is no similar cross-default provision with respect to the Cascade County, Montana Series 1992B Industrial Development Revenue Bonds and the related Loan Agreement between the Company and Cascade County, Montana. If the Company's obligations were accelerated under the terms of any of the LaSalle Facility, the Series 1993 Notes or the Series 1997 Notes, such acceleration (unless rescinded or cured) could result in a loss of liquidity and cause a material adverse effect on the Company and its financial condition.

NOTE 5 -- NOTE RECEIVABLE

         On August 21, 2003, EWP sold the majority of its wholesale propane assets in Montana and Wyoming consisting of $782,000 in storage and other related assets and $352,000 in inventory and accounts receivable. The Company received cash of $750,000 and a promissory note for $620,000 to be repaid over a four year period, which is secured by the wholesale propane assets sold. The pre-tax gain resulting from the sale of these assets was approximately $236,000. The balance due on the promissory note as of March 31, 2004 is $554,000 of which $410,000 is included in Long Term Notes Receivable and the balance is included in Current Assets.

NOTE 6 -- DEFERRED CHARGES

         Deferred Charges consist of the following:

                                                              March 31       March 31        June 30
                                                                2004           2003           2003
                                                             ----------     ----------     ----------
Unamortized debt issue costs                                 $1,766,050     $  798,787     $  778,558
Unamortized rate case costs                                      71,905         90,934        101,000
Deferred environmental remediation (see note 7)                 478,523        483,218        440,196
Regulatory asset for property tax increases (see note 7)      2,849,463                     2,430,000
Regulatory asset for income taxes                               458,753        458,753        638,618
                                                             ----------     ----------     ----------
Total                                                        $5,624,694     $1,831,692     $4,388,372
                                                             ==========     ==========     ==========

NOTE 7-- CONTINGENCIES

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

          As of March 31, 2004, the Company had incurred cumulative net costs of approximately $1,953,000 in connection with its evaluation and remediation of the site. The Company also estimates that it will incur at least $60,000 in additional expenses in connection with its investigation and remediation for this site. On May 30, 1995, the Company received an order from the Montana Public Service Commission ("MPSC") allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of March 31, 2004, the Company had recovered approximately $1,474,000 through such surcharges.

         On April 15, 2003, the MPSC issued an Order to Show Cause Regarding the Environmental Surcharge. The MPSC required the Company to show cause why it was not in violation of the 1995 order by failing to seek renewal of the surcharge at the conclusion of the initial two year recovery period. The Company responded to the MPSC and an interim order has been issued by the MPSC suspending the collection by the Company of the surcharge until further investigation can be conducted and requiring a new application from the Company respecting this surcharge. The Company has submitted its revised application and has submitted supporting documentation requested by the MPSC and is awaiting further MPSC action. Company management believes the Company's application will be granted. The Company currently has an unrecovered balance of $479,000 awaiting recovery through this mechanism. In the event that the MPSC does not approve the Company's revised application, in addition to potentially being unable to recover the unrecovered balance of $479,000, the Company could be required to refund to customers a portion of the $1,474,000 previously collected through surcharges.

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

         The Company believes that Montana law permits it recovery through future rate adjustments all amounts paid in connection with the DOR settlement, and the increase in property taxes for calendar year 2003. Accordingly, in November 2003, the Company filed amended rate schedules with the MPSC requesting rate adjustments of approximately $768,000 to recover the additional taxes paid for year 2003 and the DOR settlement. On December 31, 2003, the MPSC granted interim relief to the Company, but reduced the amount of the Company's recovery to $455,000. In its order granting the interim rate relief, the MPSC took the position that the original rate increase request had not been reduced for income tax benefits resulting from the property tax increases, and that Montana law requires such reduction. The Company filed comments with the MPSC taking the position that no income tax benefit will result from the property tax.

         On April 16, 2004, the MPSC issued a proposed order and reduced the amount of the recovery from the original amount requested of $768,000 to $425,000. The MPSC proposed order also requires that the Company rebate to customers the difference between the amount approved as interim recovery and the reduced amount of $425,000. The proposed order provides that the Company may use a general rate filing to identify property taxes that it would propose be recovered through the rate making process and the MPSC would allow full consideration of such costs with all other costs relevant to rates. The Company has submitted a general rate filing with the MPSC and has requested full recovery through the rate filing of all property taxes paid including the amount disallowed in the April 16, 2004 proposed order.

         The Company has established a regulatory asset and a liability for the $2,430,000 payment obligation under the DOR settlement and the $467,000 increase in property taxes for year 2003. The Company is reducing the amount of the regulatory asset as recoveries are made through the interim rates in effect. The Company believes that full recovery of property taxes paid will be allowed by the MPSC through the general rate filing. If the Company does not recover all of such costs through rates, the Company would incur an additional expense which could be materially adverse to the Company's financial condition.

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

NOTE 8 -- OPERATIONS BY LINE OF BUSINESS



                                                     Three Months Ended                  Nine Months Ended
                                                          March 31                            March 31
                                                         ---------                            --------
                                               2004                2003             2004              2003
                                               ----                ----             ----              ----
Gross Margin (Operating Revenue
Less Gas and
Power Purchased):
Natural Gas Operations                         $3,911,042          $3,495,043      $ 8,919,518       $ 7,948,835

Propane  Operations                             1,642,712           1,619,151        3,191,888         3,375,590
EWR Marketing Operations                         (723,615)          1,549,121          263,392         2,567,098
Pipeline Operations                                93,197             101,481          298,963           254,759
                                               ----------          ----------      -----------       -----------
                                               $4,923,336          $6,764,796      $12,673,761       $14,146,282
                                               ==========          ==========      ===========       ===========
Operating Income (Loss):
Natural Gas Operations                         $1,631,055          $1,587,353      $ 1,508,566       $ 1,714,213
Propane Operations                                882,107             748,071          957,924           739,842
EWR Marketing Operations                         (853,673)            954,591         (543,086)          (68,198)
Pipeline Operations                                35,992              54,631          135,163           118,247
                                               ----------          ----------      -----------       -----------
                                               $1,695,481          $3,344,646      $ 2,058,567       $ 2,504,104
                                               ==========          ==========      ===========       ===========

Net Income (Loss):
Natural Gas Operations                           $760,243            $831,998      $   290,716       $   600,803
Propane Operations                                446,826             375,603          387,087           331,892
EWR Marketing Operations                         (542,601)            539,543         (447,182)         (123,922)
Pipeline Operations                                 4,611              32,014          130,076            70,621
                                               ----------          ----------      -----------       -----------
                                               $  669,079          $1,779,158      $   360,697       $   879,394
                                               ==========          ==========      ===========       ===========

(Segment information for prior periods has been restated to reflect the realignment of the Company's reporting segments)

NOTE 9 -- ACCRUED AND OTHER CURRENT LIABILITIES

         Accrued and Other Current Liabilities consists of the following:


                                                       March 31                 March 31                     June 30
                                                           2004                     2003                       2003
                                                       ---------              -----------                  ----------
         Litigation reserve for PPLM settlement                                 $2,000,000                 $2,200,000
         Property tax settlement -- current portion     $  195,793                                            243,000
         Payable to employee benefit plans                 469,263                 598,019                    568,133
         Accrued vacation                                  434,605                 451,508                    429,333
         Customer deposits                                 413,782                 365,934                    576,917
         Accrued compensation                              807,696               1,640,647                    464,394
         Accrued interest                                  359,399                 397,563                    106,860
         Accrued taxes other than income                   814,887                  (5,386)                   219,853
         Other                                             276,356                  75,838                    500,764
                                                        ----------              -----------                ----------

         Total                                          $3,771,781              $5,524,123                 $5,309,254
                                                        ==========              ==========                 ==========



NOTE 10 -- OTHER LONG TERM LIABILITIES

         Other Long Term Liabilities consists of the following:



                                                        March 31                   March 31                  June 30
                                                            2004                       2003                    2003
                                                       ----------                 ----------              ----------
         Contribution in aid of construction           $1,072,185                 $1,035,072              $1,066,804
         Property tax settlement                        1,989,456                                          2,187,000
         Asset retirement obligation                      578,588                    363,750                 555,665
         Customer advances for construction               559,610                    559,670                 538,010
         Accumulated post retirement obligation           250,615                    187,421                 209,800
         Deferred gain on sale leaseback of assets         53,174                     76,802                  70,895
         Regulatory liabilities                            83,161                     83,161                 263,026
         Other                                              6,250                     23,857
                                                       ----------                 ----------              ----------

         Total                                         $4,593,039                 $2,329,733              $4,891,200
                                                       ==========                 ==========              ==========



NOTE 11 -- NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The following Management's Discussion and Analysis and other portions of this quarterly report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions and statements regarding our operating capital requirements, negotiations with our lender, recovery of property tax payments, the Company's environmental remediation plans, and similar statements that are not historical are forward looking statements that involve risks and uncertainties. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

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

         The Company utilizes short term credit facilities in order to finance its operations. The Company is subject to the risks associated with the need to renegotiate and renew credit facilities on at least an annual basis. The Company is negotiating a permanent forbearance as a result of a stockholder's stock ownership exceeding 15%, and the Company is subject to the risk of default under its credit facilities and other long term debt in the event that such a forbearance cannot be arranged. (see Liquidity and Capital Resources)

         The Company is subject to regulation at both the state and federal level. These regulatory structures have undergone major, significant changes. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. Changes in regulation of the gas industry have allowed certain customers to negotiate their own gas purchases directly with producers or brokers. To date, the regulatory changes affecting the gas industry have not had a negative impact on earnings or cash flow of the Company's natural gas operations.

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

         In addition to the factors discussed above, the following are important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted:

     - Fluctuating energy commodity prices, including prices for fuel and power;
     - The possibility that regulators may not permit the Company to pass through all such increased costs to customers;
     - Fluctuations in gross margins due to uncertainty in the natural gas markets;
     - Changes in general economic conditions in the United States and changes in the industries in which the Company conducts business;

      - Changes in federal or state laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations;
      - The impact of FERC and state public service commission statutes and regulations, including allowed rates of return, recovery of regulatory assets, the pace of deregulation in retail natural gas markets, and the resolution of other regulatory matters;
      - The ability of the Company and its subsidiaries to obtain governmental and regulatory approval of various expansion or other projects;
      - The costs and effects (including the possibility of adverse outcomes) of legal and administrative claims and proceedings against the Company or its subsidiaries;
      - Conditions of the capital markets the Company utilizes to access capital to finance operations;
      - The ability to raise capital in a cost effective way;
      - The effect of changes in accounting policies, if any; - The ability to manage growth of the Company;
      -  The ability to control costs;
      - The ability of each business unit to successfully implement key systems, such as service delivery systems, accounting systems or internal controls;
      - The ability of the Company and its subsidiaries to develop expanded markets and product offerings as well as their ability to maintain existing markets;
      - The ability of customers of the energy marketing and trading business to obtain financing for various projects;
      - The ability of customers of the energy marketing and trading business to obtain governmental and regulatory approval of various projects;
      - Future utilization of pipeline capacity, which can depend on energy prices, competition from alternative fuels, the general level of natural gas and propane demand, decisions by customers not to renew expiring natural gas or propane contracts, and weather conditions; and
      - Global and domestic economic repercussions from terrorist activities and governmental responses thereto.

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

         The Company's EWR Marketing Operations conducts marketing and distribution activities involving the sale of natural gas, and to a very limited extent electricity, mainly in Montana and Wyoming. EWR owns various natural gas gathering systems located in north central Montana and the revenues and expenses associated with these gathering systems were previously reported by the Pipeline Operations for fiscal year 2003. EWR also owns natural gas production reserves in north central Montana which generate approximately 1,000 Mmbtus per day, or approximately five percent of EWR's annual sales volume.

         The Company's Pipeline Operations consist of a natural gas gathering system located in Montana and Wyoming and an interstate natural gas transportation pipeline between Wyoming and Montana. For fiscal year 2003 the Pipeline Operations segment also reported revenues and expenses associated with production properties located in Montana. These natural gas production properties have been transferred to the EWR Marketing Operations segment for reporting purposes beginning on July 1, 2003.


ENERGY WEST, INCORPORATED AND SUBSIDIARIES
MARCH 31, 2004

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS

         The Company's EWR Marketing Operations experienced significant reductions in gross margins primarily due to increases in the cost of natural gas and exiting the electricity market. Non-reoccurring adjustments identified in the discussion below as pipeline imbalances and reclassifications of inventories, also contributed to the EWR Marketing Operations reductions in gross margins.

Gross Margin

         Gross margin, which is defined as operating revenue less gas purchased, decreased $1,841,000, from $6,764,000 in the third quarter of fiscal year 2003 to $4,923,000 in the third quarter of fiscal year 2004. The Natural Gas Operations margins increased $416,000 due to approved rate increases in both the Wyoming and Montana operations. The Propane Operations margins increased $24,000 due primarily to the increase in margins in the propane segment's non-regulated Arizona retail operation, offset by reductions in margin due to the exiting of the wholesale propane market in August 2003. The Pipeline Operations margins decreased $8,000 due to transfer of production properties from the Pipeline Operations to the EWR Marketing Operations offset by margins from the Shoshone interstate pipeline being placed in service effective as of July 1, 2003. Also, the EWR Marketing Operations margins decreased $2,273,000 due to the following:


         --     Reduced margins from marketing activities. EWR sold excess storage inventories during the third quarter of fiscal year 2003 and there were no sale of excess inventories during the third quarter of fiscal year
                2004.                                                                                $  845,000
         --     Increases in prices related to gas purchases necessary to satisfy fixed
                price contract agreements.                                                              687,000
         --     Increase in gas index prices affecting contracts identified and accounted
                for under SFAS No. 133. (see note 2)                                                    222,000
         --     Increase in gas costs due to adjustments related to pipeline imbalances                 181,000
         --     Reduction in gross margins resulting from exiting the electricity market                177,000
         --     Reclassification of EWR inventories to inventories owned by customers                   122,000
         --     Reduced margins due to lower production and increased storage costs                      39,000
                                                                                                     ----------

                  Total Decrease in EWR Gross Margin                                                 $2,273,000
                                                                                                     ----------

Operating Expense

         Operating expenses decreased by $192,000 in the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003. The Company's total distribution, general and administration expenses decreased by $384,000 due primarily to the reduced legal expenses related to the PPLM litigation and reduced expenses in the Propane Operations segment due to the sale of the wholesale propane assets. Maintenance expenses increased by $8,000, depreciation expense decreased by approximately $64,000 and all other expenses increased by approximately $248,000 due primarily to an increase in property tax and liability insurance expense.

         Interest expense increased by approximately $283,000 during the third quarter of fiscal year 2004 from the third quarter of fiscal year 2003 due to higher short term corporate borrowings and the amortization of debt issuance costs related to the LaSalle short term credit facility.

Income Taxes

         Income taxes decreased from $1,186,000 for the third quarter of fiscal year 2003 to $359,000 for the third quarter of fiscal year 2004, a decrease of $827,000, due to lower pretax income.


NINE MONTHS RESULTS OF CONSOLIDATED OPERATIONS

         The Company's EWR Marketing Operations experienced significant reductions in gross margins primarily due to increases in the cost of natural gas and exiting the electricity market. Non-reoccurring adjustments identified in the discussion below as pipeline imbalances and reclassifications of inventories, also contributed to the EWR Marketing Operations reductions in gross margins.

Gross Margin

         Gross margins decreased from approximately $14,146,000 for the first nine months of fiscal year 2003 to $12,674,000 for the first nine months of fiscal year 2004 or $1,472,000. The decrease in margins was due to a combination of higher Natural Gas Operations margins of $971,000 resulting from approved rate increases in the Great Falls and Cody locations, lower propane margins of $184,000 due to exiting of the wholesale propane business and the Pipeline Operations margins increased by $44,000 primarily due to the Shoshone pipeline being placed in service as of July 1, 2003. In addition, the EWR Marketing Operations experienced a reduction in gross margins of $2,304,000 of due to the following:

         --     Reduced margins from marketing activities. EWR sold excess storage inventories during the third quarter of fiscal year 2003 and there were no sale of excess inventories during the third
                quarter of fiscal year 2004.                                                   $     845,000
         --     Increases in prices related to gas purchases necessary to satisfy fixed
                price contract agreements.                                                           815,000
         --     Increase in gas index prices affecting contracts identified and accounted
                for under SFAS No. 133.  (See note 2)                                                238,000
         --     Increase in gas costs due to adjustments related to pipeline imbalances              181,000
         --     Reduction in gross margins resulting from exiting the electricity market             120,000
         --     Reclassification of EWR inventories to inventories owned by customers                122,000
         --     Increased margins due to higher production volumes                                   (17,000)
                                                                                               -------------

                  Total Decrease in EWR Gross Margin                                           $   2,304,000
                                                                                               -------------



Operating Expenses

         Total operating expenses for the first nine months of fiscal year 2003 were $11,642,000 compared to $10,615,000 for the first nine months of fiscal year 2004, a decrease of $1,027,000. Distribution, general and administrative expenses decreased by approximately $1,273,000 due to reduced legal and other professional fees, maintenance expenses decreased by $60,000, depreciation expense increased by approximately $68,000 due to the depletion of the natural gas reserves and the depreciation of the Shoshone pipeline, and all other expenses increased by $238,000, due primarily to an increase in property tax and liability insurance expenses.

Interest Expense

         Interest expense increased by approximately $584,000 during the first nine months of fiscal year 2004 due to higher short term corporate borrowing and the amortization of debt issuance costs related to the short term LaSalle credit facility.

Income Taxes

         Income tax expense decreased from $614,000 for the first nine months of fiscal year 2003 to $195,000 for the first nine months of fiscal year 2004, a decrease of $419,000, due to lower pretax income.

RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                                                            Three Months                    Nine Months
                                                            Ended March 31                 Ended March 31

                                                         2004              2003          2004              2003
Natural Gas Revenues                                $14,162,533       $12,720,815     $31,102,527      $24,479,842
Natural Gas Purchased                                10,251,491         9,225,772      22,183,009       16,531,007
                                                    -----------       -----------     -----------      -----------
Gross Margin                                          3,911,042         3,495,043       8,919,518        7,948,835
Operating Expenses                                    2,279,987         1,907,690       7,410,952        6,234,622
                                                    -----------       -----------     -----------      -----------

Operating Income                                      1,631,055         1,587,353       1,508,566        1,714,213
Other (Income)                                          (4,515)           (5,104)        (65,449)         (52,169)
Interest Expense                                        473,466           244,698       1,173,994          757,867
Income Taxes                                            401,861           515,761         109,305          407,712
                                                    -----------       -----------     -----------      -----------

Net Natural Gas Income                                 $760,243          $831,998        $290,716         $600,803
                                                    -----------       -----------     -----------      -----------
    STATISTICAL DATA

Sales Volumes (Mcf's)                                 2,463,081         2,574,954       5,395,298        5,503,378
                                                    -----------       -----------     -----------      -----------
Degree Days                                              13,243            13,437          26,444           27,289
                                                    -----------       -----------     -----------      -----------


(A degree day is defined as a measure of the coldness of weather experienced, based on the extent to which the daily average temperature falls below 65 degrees Fahrenheit)

QUARTERLY RESULTS OF NATURAL GAS OPERATIONS

Revenues and Gross Margin

         Natural gas operating revenues for the third quarter of fiscal year 2004 were approximately $14,163,000 compared to approximately $12,721,000 for the third quarter of fiscal year 2003, an increase of approximately $1,442,000 or 11%. While the sales volumes decreased approximately 4% between periods due to warmer than normal weather, the increase in revenues is due to the higher price paid for natural gas that is passed through to customers and increased customer rates that are in effect in both the Great Falls and Cody locations.

           Gas costs increased from $9,226,000 in the third quarter of fiscal year 2003 to $10,251,000 in the third quarter of fiscal year 2004 an increase of approximately $1,025,000. Sales volume decreased by 4%, but the price paid for natural gas purchased increased approximately 37%, from an average of $3.47 per Mcf for the three months ended March 31, 2003, compared to $4.75 per Mcf for the period ended March 31, 2004.

         Gross margin, which is defined as operating revenues less gas purchased, was approximately $3,495,000 for the third quarter of fiscal year 2003, compared to a gross margin of approximately $3,911,000 for the third quarter of fiscal year 2004. The increase of $416,000 in gross margin is primarily due to higher rates charged to customers in both the Great Falls and Cody locations.

Operating Expenses

         Operating expenses from Natural Gas Operations increased approximately $372,000, from $1,908,000 in the third quarter of fiscal year 2003 to $2,280,000 in the third quarter of fiscal year 2004.

The increase in operating expenses is related primarily to increases in corporate overhead costs of approximately $80,000 due to higher legal and professional fees paid, an increase in general and administrative expenses of $94,000 primarily related to increased liability insurance expense, increases in maintenance and depreciation of $17,000, and increases in property tax expense of $181,000.

Interest Expense

         Interest expenses allocable to the Company's Natural Gas Operations increased from approximately $245,000 for the third quarter of fiscal year 2003 to approximately $473,000 for the third quarter of fiscal year 2004. The increase was due to higher short term corporate borrowings and increased amortization of issuance costs related to the LaSalle short term credit facility.

Income Taxes

         Income taxes related to the Company's Natural Gas Operations decreased approximately $114,000 for the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003 as a result of lower pretax earnings.

NINE MONTHS RESULTS OF THE NATURAL GAS OPERATIONS

Revenues and Gross Margin

         Natural gas operating revenues in the first nine months of fiscal year 2004 were approximately $31,102,000 compared to approximately $24,480,000 for the first nine months of fiscal year 2003, an increase of approximately 27%. The increase is due to the higher price of natural gas that is passed through to customers and increased rates charged to customers in the Company's Great Falls and Cody locations.

         Gas costs increased from $16,531,000 in the first nine months of fiscal year 2003 to $22,183,000 in the first nine months of fiscal year 2004 due to increased gas prices of approximately 55%. Natural gas prices averaged approximately $2.84 for the first nine months of fiscal year 2003 compared to $4.40 for the nine months of fiscal year 2004.

         Gross margin was approximately $7,949,000 for the first nine months of fiscal year 2003, compared to a gross margin of approximately $8,920,000 for the first nine months of fiscal year 2004. The increase in margin is related to increased rates charged to customers in the Great Falls and Cody natural gas locations.

Operating Expenses

         Operating expenses from Natural Gas Operations increased approximately $1,176,000, from $6,235,000 for the first nine months of fiscal year 2003 to $7,411,000 for the first nine months of fiscal year 2004. The increase in operating expenses is related primarily to increases in corporate overhead costs of $727,000 due to higher legal and professional fees, an increase in general and administrative expenses of $275,000 primarily related to an increase in liability insurance expense, an increase in property tax expense of approximately $187,000, and an increase in depreciation expense of approximately $34,000, offset by a decrease in maintenance expense of $47,000, attributable to the Great Falls and Cody locations.

Interest Expense

         Interest expense allocable to the Company's Natural Gas Operations was approximately $758,000 for the first nine months of fiscal year 2003, as compared to $1,174,000 in the comparable period in fiscal year 2004, an increase of $416,000. This increase was due to higher short term corporate borrowings and increased amortization of issuance costs related to the LaSalle short term credit facility.

Income Taxes

         Income tax expense related to the Company's Natural Gas Operations decreased approximately $298,000 for the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003 due to lower pretax income.


RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                                  Three Months                                  Nine Months
                                                 Ended March 31                               Ended March 31

                                           2004                   2003                  2004                 2003
     Operating Revenues                $  3,293,484          $  5,527,217          $  6,616,562          $ 10,858,859
     Propane Purchased                    1,650,772             3,908,066             3,424,674             7,483,269
                                       ------------          ------------          ------------          ------------
     Gross Margin                         1,642,712             1,619,151             3,191,888             3,375,590
     Operating Expenses                     760,605               871,080             2,233,964             2,635,748
                                       ------------          ------------          ------------          ------------
     Operating Income                       882,107               748,071               957,924               739,842
     Other (Income)                         (46,072)              (39,825)             (124,007)             (148,261)
     Interest Expense                       160,732               106,576               424,867               299,753
     Income Taxes                           320,621               305,717               269,977               256,458
                                       ------------          ------------          ------------          ------------
     Net Propane Income                $    446,826          $    375,603          $    387,087          $    331,892
                                       ------------          ------------          ------------          ------------

    STATISTICAL DATA

    Sales volumes (in Gallons)            2,349,103             5,790,837             5,355,447            13,894,353
                                       ------------          ------------          ------------          ------------
    Degree Days                               2,086                 2,030                 3,265                 3,392
                                       ------------          ------------          ------------          ------------

QUARTERLY RESULTS OF THE PROPANE OPERATIONS

Gross Margin

         Gross margin from Propane Operations increased approximately $24,000, from $1,619,000 in third quarter of fiscal year 2003 to $1,643,000 in third quarter of fiscal year 2004. This increase is due primarily to increased margins of $156,000 in the Payson Arizona retail operations due to increased volumes and higher retail propane prices charged to customers. In addition, increased margins were also generated in the regulated operations of approximately $111,000 due primarily to increased volumes of approximately 7%. This increase was offset by the sale of the wholesale propane business in August of 2003 resulting in the elimination of approximately 3.4 million gallons of volume and $243,000 margin for the third quarter of fiscal year 2004.

Operating Expenses

         Operating expenses from Propane Operations decreased approximately $110,000, from $871,000 in the third quarter of fiscal year 2003 to $761,000 in the third quarter of fiscal year 2004. This decrease is due to a reduction in general and administrative expenses of $121,000 resulting from the sale of the wholesale propane business, other cost savings measures of approximately $47,000, and a reduction in maintenance and depreciation of $23,000 due primarily to the sale of the propane assets. These savings were partially offset by increases in corporate overhead costs of approximately $20,000, and taxes other than income taxes of $61,000.

Interest Expense

         Interest expense allocable to Propane Operations increased from approximately $107,000 for the third quarter of fiscal year 2003 to approximately $161,000 for the third quarter of fiscal year 2004, an increase of approximately $54,000. This increase was due to higher short term corporate borrowings and the amortization of issuance costs related to the LaSalle short term credit facility.

Income Taxes

         Income taxes related to the Company's Propane Operations increased approximately $15,000 for the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003 as a result of higher pretax earnings.

NINE MONTHS RESULTS OF THE PROPANE OPERATIONS

Gross Margin

         Gross margin from Propane Operations decreased approximately $184,000, from $3,376,000 for the first nine months of fiscal year 2003 to $3,192,000 for the first nine months of fiscal year 2004. This decrease was due primarily to the sale of the wholesale propane operations resulting in lost volumes of approximately 8.5 million gallons and related gross margin of approximately $530,000. The lost margin from the sale of the wholesale propane operations was offset by additional gross margins of $346,000 from the operations in the Company's Payson Arizona location. The Payson margin increases were the result of a 7% increase in volumes, coupled with higher retail propane prices charged to the non-regulated customers.

Operating Expenses

         Operating expenses from Propane Operations decreased approximately $402,000, from $2,636,000 for the first nine months of fiscal year 2003 to $2,234,000 for the first nine months of fiscal year 2004. This decrease in operating expenses is related to the gain on the sale of the wholesale propane assets of $236,000, a reduction of operating expenses related to the wholesale propane operations of approximately $298,000, a reduction of $82,000 in other general and administrative expenses, and a decrease in maintenance and depreciation of approximately $59,000. Offsetting these expense reductions was an increase in corporate overhead costs of approximately $223,000, and an increase in taxes other than income taxes of $50,000 primarily related to increased property tax expense.

 Interest Expense

         Interest expense allocable to Propane Operations increased from approximately $300,000 for the first nine months of fiscal year 2003 to approximately $425,000 for the first nine months of fiscal year 2004. This increase of approximately $125,000 was due to higher short term corporate borrowings and increased amortization of issuance costs related to the LaSalle short term credit facility.

Income Taxes

         Income tax expense related to the Company's Propane Operations increased approximately $14,000 for the first nine months of fiscal year 2004 as compared to the first nine months of fiscal year 2003 resulting from higher pretax income.

RESULTS OF THE COMPANY'S EWR MARKETING OPERATIONS

                                              Three Months                                Nine Months
                                             Ended March 31                              Ended March 31

                                         2004                  2003                2004                  2003
Marketing Revenue                   $  7,032,271          $ 10,639,380         $ 21,654,818          $ 26,244,115
Purchases                              7,755,886             9,090,259           21,391,426            23,677,017
                                    ------------          ------------         ------------          ------------
Gross Margin (Loss)                     (723,615)            1,549,121              263,392             2,567,098
Operating Expenses                       130,058               594,530              806,478             2,635,296
                                    ------------          ------------         ------------          ------------
Operating Income (Loss)                 (853,673)              954,591             (543,086)              (68,198)
Other (Income) Expense                                         (10,245)               1,384               (15,815)
Interest Expense                          68,634                81,190              177,798               165,699
Income Taxes (Benefits)                 (379,706)              344,103             (275,086)              (94,160)
                                    ------------          ------------         ------------          ------------
Net Marketing Income (Loss)         ($   542,601)         $    539,543         ($   447,182)         ($   123,922)
                                    ------------          ------------         ------------          ------------

QUARTERLY RESULTS OF EWR MARKETING OPERATIONS

         The Company's EWR Marketing Operations experienced significant reductions in gross margins primarily due to increases in the cost of natural gas and exiting the electricity market. Non-reoccurring adjustments identified in the discussion below as pipeline imbalances and reclassifications of inventories, also contributed to the EWR Marketing Operations reductions in gross margins.

Gross Margin

         Gross margin from EWR Marketing Operations decreased approximately $2,273,000, from $1,549,000 in the third quarter of fiscal year 2003 to ($724,000) in the third quarter of fiscal year 2004. The decrease in gross margins is attributable to the following:

         --     Reduced margins from marketing activities. EWR sold excess storage inventories during the third quarter of fiscal year 2003 and there were no sale of excess inventories during the third
                quarter of fiscal year 2004.                                                   $     845,000
         --     Increases in prices related to gas purchases necessary to satisfy fixed
                price contract agreements.                                                           687,000
         --     Increase in gas index prices affecting contracts identified and accounted
                for under SFAS No. 133.  (See note 2)                                                222,000
         --     Increase in gas costs due to adjustments related to pipeline imbalances              181,000
         --     Reduction in gross margins resulting from exiting the electricity market             177,000
         --     Reclassification of EWR inventories to inventories owned by customers                122,000
         --     Reduced margins due to lower production and increased storage costs                   39,000
                                                                                               -------------

                  Total Decreases in EWR Gross Margins                                         $   2,273,000
                                                                                               -------------

Operating Expenses

         Operating expenses from EWR Marketing Operations decreased approximately $465,000, from $595,000 in the third quarter of fiscal year 2003 to $130,000 in the third quarter of fiscal year 2004. This decrease in operating expenses is related to the decreased legal expenses related to the PPLM litigation of approximately $158,000, a reduction in pipeline expenses of $117,000 now being reported by EWD, and a reduction in general and administrative expenses of $190,000 primarily related to reductions in payroll and related costs, travel and training and other cost savings measures.

Interest Expense

         Interest expense allocable to EWR Marketing Operations decreased from approximately $81,000 for the third quarter fiscal year 2003 to approximately $69,000 for the third quarter of fiscal year 2004, a decrease of approximately $12,000. This decrease in interest expense is related to a reduction in capital employed by the EWR Marketing Operations, which is the methodology applied by the Company in allocating interest to the reporting locations.

Income Taxes

         Income tax benefits related to the Company's EWR Marketing Operations increased approximately $724,000 for the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003 due to the lower pretax income.

NINE MONTHS RESULTS OF EWR MARKETING OPERATIONS

         The Company's EWR Marketing Operations experienced significant reductions in gross margins primarily due to increases in the cost of natural gas and exiting the electricity market. Non-reoccurring adjustments identified in the discussion below as pipeline imbalances and reclassifications of inventories, also contributed to the EWR Marketing Operations reductions in gross margins.

Gross Margin

         Gross margin from the EWR Marketing Operations for the first nine months of fiscal year 2004 was approximately $263,000 compared to $2,567,000 for the first nine months of fiscal year 2003, a decrease of approximately $2,304,000.

         --     Reduced margins from marketing activities. EWR sold excess storage inventories during the third quarter of fiscal year 2003 and there were no sale of excess inventories during the third
                quarter of fiscal year 2004.                                                   $     845,000
         --     Increases in prices related to gas purchases necessary to satisfy fixed
                price contract agreements.                                                           815,000
         --     Increase in gas index prices affecting contracts identified and accounted
                for under sfas no. 133.  (see note 2)                                                238,000
         --     Increase in gas costs due to adjustments related to pipeline imbalances              181,000
         --     Reduction in gross margins resulting from exiting the electricity market             120,000
         --     Reclassification of EWR inventories to inventories owned by customers                122,000
         --     Increased margins due to higher production volumes                                   (17,000)
                                                                                               -------------
                  Total Decreases in EWR Gross Margins                                         $   2,304,000
                                                                                               -------------

Operating Expenses

         Operating expenses from EWR Marketing Operations decreased approximately $1,829,000, from $2,635,000 for the first nine months of fiscal year 2003 to $806,000 for the first nine months of fiscal year 2004. This decrease in operating expenses is due to decreased legal expenses related to the PPLM litigation of approximately $1,278,000, a reduction in salaries and related expenses of approximately $147,000, a reduction in travel and related expenses of $41,000, a reduction in expenses relating to the pipeline operations of $289,000 and other cost saving measures of $74,000.

Interest Expense

         Interest expense allocable to EWR Marketing Operations increased from approximately $166,000 for the first nine months of fiscal year 2003 to approximately $178,000 for the first nine months of fiscal year 2004. This increase of approximately $12,000 was due to higher short term corporate borrowings and the increased amortization of issuance costs related to the short term LaSalle Facility.

Income Taxes

         Income tax benefit related to the Company's EWR Marketing Operations increased approximately $181,000 for the first nine months of fiscal 2004 as compared to the first nine months of fiscal year 2003 resulting from lower pre-tax earnings.


RESULTS OF THE COMPANY'S PIPELINE OPERATIONS

                                       Three Months                       Nine Months
                                      Ended March 31                     Ended March 31

                                2004               2003              2004               2003
Pipeline Revenue            $  93,197          $ 101,481          $ 298,963          $ 254,759
                            ---------          ---------          ---------          ---------
Gross Margin                   93,197            101,481            298,963            254,759
Operating Expenses             57,205             46,850            163,800            136,512
                            ---------          ---------          ---------          ---------
Operating Income               35,992             54,631            135,163            118,247
Other Income                                         (69)          (120,922)            (1,018)
Interest Expense               15,560              2,541             34,843              4,210
Income Taxes                   15,821             20,145             91,166             44,434
                            ---------          ---------          ---------          ---------
Net Pipeline Income         $   4,611          $  32,014          $ 130,076          $  70,621
                            ---------          ---------          ---------          ---------

QUARTERLY RESULTS OF PIPELINE OPERATIONS

Gross Margin

         Gross margin from Pipeline Operations decreased approximately $8,000, from $101,000 in the third quarter of fiscal year 2003 to $93,000 in the third quarter of fiscal year 2004. This decrease was due primarily to the transfer of production properties from Pipeline Operations to EWR Marketing Operations.

Operating Expenses

         Operating expenses from Pipeline Operations increased approximately $10,000, from $47,000 in the third quarter of fiscal year 2003 to $57,000 in the third quarter of fiscal year 2004. This increase was due primarily to an increase in depreciation and property taxes related to the Shoeshone interstate pipeline that began operations in July of 2003.

Interest Expense

         Interest expense allocable to Pipeline Operations increased from approximately $3,000 for the third quarter of fiscal year 2003 to approximately $16,000 for the third quarter of fiscal year 2004. The increase of $13,000 was due to higher corporate short term borrowings and the amortization of the issuance costs of the LaSalle Facility.

Income Taxes

         Income taxes related to the Company's Pipeline Operations decreased approximately $4,000 for the third quarter of fiscal year 2004 as compared to the third quarter of fiscal year 2003 due to lower taxable income.

NINE MONTHS RESULTS OF PIPELINE OPERATIONS

Gross Margin

         Gross margin from Pipeline Operations increased approximately $44,000, from $255,000 in the third quarter of fiscal year 2003 to $299,000 in the third quarter of fiscal year 2004. This increase was due primarily to the Shoshone interstate pipeline beginning operations on July 1, 2003.

Operating Expenses

         Operating expenses from Pipeline Operations increased approximately $27,000, from $137,000 for the first nine months of fiscal year 2003 to $164,000 for the first nine months of fiscal year 2004. The increase was due primarily to an increase in depreciation expense of approximately $20,000 related to the Shoshone interstate pipeline, an increase in property tax expense of approximately $14,000, offset by a reduction in general and administrative expenses of approximately $7,000.

Other Income

         Other income for the first nine months of fiscal year 2004 included the sale of certain non-operating real estate assets located in Montana, which resulted in a gain of $121,000.

Interest Expense

         Interest expense allocable to Pipeline Operations increased from approximately $4,000 for the first nine months of fiscal year 2003 to approximately $35,000 for the first nine months of fiscal year 2004. This increase was due to higher corporate borrowings and the amortization of issuance costs related to the LaSalle Facility.

Income Taxes

         Income taxes that relate to the Company's Pipeline Operations were approximately $91,000 for the first nine months of fiscal year 2004, as compared to $44,000 for the first nine months of fiscal year 2003, an increase of approximately $47,000 due to higher pre-tax income.

CASH FLOW ANALYSIS

           The primary cash flows during the nine month periods ending March 31, 2004 and March 31, 2003 are summarized as follows:

                                                     March 31              March 31
                                                      2004                  2003
                                                      ----                  ----
Provided by (used in) operating activities         $(6,640,102)         $ 4,439,116
Used in investing activities                          (486,397)          (4,382,776)
Provided by financing activities                     9,587,327            1,108,889
                                                   -----------          -----------

Net increase in cash and cash equivalents          $ 2,460,828          $ 1,165,229
                                                   ===========          ===========


         For the nine months ended March 31, 2004, the Company and its subsidiaries used $6,640,000 of cash in its operating activities compared to $4,439,000 of cash provided by operating activities for the nine months ended March 31, 2003. This increase in cash used of $11,079,000 was primarily due to increases in natural gas and propane inventory expenditures of $6,737,000, a decrease in deferred tax liability of $1,383,000, an increase in the amount paid on accounts payable of $6,762,000, an increase in the amounts paid for other assets and liabilities of $2,355,000, and a decrease in net income of $519,000. Offsetting these changes were an increase in the collection of accounts receivable of $3,486,000 and a decrease in the amount of recoverable gas purchases of $3,191,000.

         Cash used in investing activities was $486,000 for the nine months ended March 31, 2004, compared to cash used of $4,383,000 for the nine months ended March 31, 2003. This decrease in cash used of $3,897,000 was primarily due to a reduction in construction expenditures of $3,015,000, and an increase in cash from the sale of property plant and equipment of $826,000, an increase in collection of notes receivable of $48,000 and an increase in cash used in investing activities of $8,000 related to the Company's regulatory operations.

         Cash provided by financing activities was $9,587,000 for the nine months ended March 31, 2004, as compared to $1,109,000 for the nine months ended March 31, 2003. The increase of $8,478,000 was due primarily from an increase in proceeds from long term debt restructuring of $8,000,000. There were also decreases in the proceeds in the Company's short term lines of credit of $8,835,000, offset by an increase in payment of short term lines of credit of $9,624,000. Additionally, there was a reduction in shareholders dividend payments of $1,003,000, and a reduction in repayment of long term debt of $82,000. Offsetting these increases in proceeds was an increase in debt issuance costs of $1,396,000.

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

         On September 30, 2003, the Company established a $23,000,000 revolving credit facility (the "Initial Facility") with LaSalle Bank National Association, as Agent for certain banks (collectively, the "Lender"). The Initial Facility replaced the Company's previous credit facility with Wells Fargo Bank Montana, National Association (the "Wells Fargo Facility") and the amount due under the Wells Fargo Facility was paid in full out of the proceeds of the Initial Facility. Borrowings under the Initial Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. As required under the terms of the Company's outstanding long-term notes and bonds (the "Long-Term Debt"), the Company's obligations under the Long-Term Debt are secured on an equal and ratable basis with the Lender in the collateral granted to secure the Initial Facility with the exception of the first $1,000,000 of debt under the Initial Facility.

         Under applicable law, the Company obtained required approvals from the MPSC and the Wyoming Public Service Commission ("WPSC") to enter into the LaSalle Facility. The MPSC order granting approval imposed several requirements on the Company including restrictions on the use of the proceeds of the Initial Facility for anything other than utility purposes, and requirements that the Company provide ongoing reports to the MPSC with respect to the financial condition of the Company and its non-regulated subsidiaries, and certain other matters. The MPSC order provided that the Company could fund the remaining $2,200,000 settlement payment owed by EWR to PPLM. The settlement payment was made on September 30, 2003, ending the litigation between the two parties.

         On March 31, 2004, the Company entered into a modification of the Initial Facility (as amended, the "LaSalle Facility"). The LaSalle Facility converts $8,000,000 of existing revolving loans into a $6,000,000, five-year term loan and a $2,000,000 term loan due on September 30, 2004, and reduces the line of credit, which expires on October 31, 2004, from $23,000,000 to $15,000,000. The $2,000,000 term loan must be repaid with the proceeds of a placement of equity securities by the Company. The LaSalle Facility is secured, on an equal and ratable basis with the Company's other Long-Term Debt, by substantially all of the Company's assets. On April 16, 2004, Richard Osborne acquired certain shares of common stock which together with other shares owned by Mr. Osborne total approximately 20.8% of all outstanding shares. Ownership by any individual or group of 15% or more of the Company's outstanding common stock constitutes an event of default under the LaSalle Facility. The Lender has agreed to forbear from exercising its rights with respect to the default until June 4, 2004, subject to prior revocation by the Lender. The Company is engaged in discussions with the Lender and Mr. Osborne concerning a resolution on the situation. Without the forbearance agreement, the Lender has the right to accelerate the due date of the obligations under the LaSalle Facility.

         The LaSalle Facility requires that the Company maintain compliance with a number of financial covenants including limitations on annual capital expenditures to an amount equal to or less than $5,000,000. The Company must also maintain a total debt to total capital ratio of less than .65 to 1.00 and an interest coverage ratio (earnings before interest, taxes, depreciation and amortization (EBITDA), plus agreed upon add backs, divided by interest expense) of no less than 2.00 to 1.00. The Company's dividends are also restricted to an amount not to exceed 60% of the Company's earnings during the previous four fiscal quarters. In addition, the Company must restrict its open positions and Value at Risk (VaR) in its marketing operations to an amount not to exceed $1,000,000 in the aggregate. The Company met all of the financial covenants at the time it entered into the LaSalle Facility except the total debt to capital ratio, which was .68 to 1.00. At March 31, 2004, the ratio was .67 to 1.00. As of May 17, 2004, La Salle had not agreed to waive the covenant violation for a period of more than one year. As a result of this covenant violation and the temporary forbearance described above, the noncurrent portion of the $6,000,000, five-year term loan has been classified as current as of March 31, 2004.

         In the event that LaSalle were to declare the Company's obligations under the LaSalle Facility immediately due and payable as a result of the event of default under the LaSalle Facility, such acceleration also could result in events of default under the Company's Series 1993 Notes and Series 1997 Notes. In such circumstances, an event of default under either series of notes would occur if (a) the Company were given notice to that effect either by the trustee under the indenture governing such series of notes, or the holders of at least 25% in principal amount of the notes of such series then outstanding, and (b) within 10 days after such notice from the trustee or the note holders to the Company, the acceleration of the Company's obligations under the LaSalle Facility has not been rescinded or annulled and the obligations under the LaSalle Facility have not been discharged. There is no similar cross-default provision with respect to the Cascade County, Montana Series 1992B Industrial Development Revenue Bonds and the related Loan Agreement between the Company and Cascade County, Montana. If the Company's obligations were accelerated under the terms of any of the LaSalle Facility, the Series 1993 Notes or the Series 1997 Notes, such acceleration (unless rescinded or cured) could result in a loss of liquidity and cause a material adverse effect on the Company and its financial condition.

         Under the LaSalle Facility, the Company pays interest (i) on its line of credit borrowings at either (a) the London Interbank Offered Rate (LIBOR) plus 250 basis points (bps) or, if the Company elects, (b) the rate publicly announced from time to time by the Lender as its "prime rate" ("Prime"), (ii) on its $6,000,000 term loan at either (a) LIBOR plus 350 bps or, if the Company elects, (b) Prime plus 150 bps and (iii) on its $2,000,000 term loan at Prime plus 100 bps until June 30, 2004 and thereafter at Prime plus 200 bps. The LaSalle Facility also has a commitment fee of 35 bps due on the daily unutilized portion of the lines of credit.

         At March 31, 2004, the Company had total short-term borrowings of approximately $9,229,000 and letters of credit outstanding in the face amount of $1,700,000 under the LaSalle Facility.

         In addition to the LaSalle Facility, the Company has outstanding certain other notes and industrial development revenue obligations. The Company's Long-Term Debt consists of:

$8,000,000 of Series 1997 notes bearing interest at the rate of 7.5%; $7,800,000 of Series 1993 notes bearing interest at rates ranging from 6.20% to 7.60%; and Cascade County, Montana Series 1992B Industrial Development Revenue Obligations in the amount of $1,800,000. The Company's obligations under the Long-Term Debt are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Facility with the exception of the first $1,000,000 of debt under the LaSalle Facility.

         The total amount of the Company's long-term debt was $14,688,000 and $15,280,000, at March 31, 2004 and March 31, 2003, respectively. Under the terms of the Long-Term Debt, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, liens and secured indebtedness, and asset sales, and the Company is restricted from incurring additional long-term indebtedness if it does not meet certain financial debt and interest ratios.

CONTRACTS ACCOUNTED FOR AT FAIR VALUE

         Management of Risks Related to Derivatives--The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counter-party performance. The Company has established policies and procedures to manage such risks. The Company has a Risk Management Committee, comprised of Company officers to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counter-party credit risks, and other risks related to the energy commodity business.

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

         In accordance with SFAS No. 133, contracts that do not qualify as normal purchase and sale contracts must be reflected in the Company's financial statements at fair value, determined as of the date of the balance sheet. This accounting treatment is also referred to as "mark-to-market" accounting. Mark-to-market accounting treatment can result in a disparity between reported earnings and realized cash flow, because changes in the value of the financial instruments are reported as income or loss even though no cash payment may have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts, and their hedges, are realized over the life of the contract.

         Quoted market prices for natural gas derivative contracts of the Company or its subsidiaries generally are not available. Therefore, to determine the fair value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and historical pricing information.

         EWR is party to a number of contracts that were valued on a mark-to-market basis under SFAS No. 133. Although certain firm commitments for the purchase and sale of natural gas could have been classified as normal purchases and sales and excluded from the requirements of SFAS No. 133, as described above, EWR elected to treat these contracts as derivative instruments under SFAS No. 133 in order to match contracts for the purchase and sale of natural gas for financial reporting purposes. Such contracts are recorded in the Company's consolidated balance sheet at fair value. Periodic mark-to-market adjustments to the fair values of these contracts are recorded as adjustments to gas costs.

      As of March 31, 2004, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate aggregate fair value as follows:


                                                          Assets          Liabilities
      Contracts maturing in one year or less:           $1,009,963         $  471,084
      Contracts maturing in two to three years:            925,127            403,898
      Contracts maturing in four to five years:            432,628            292,670
                                                        ----------         ----------
           Total                                        $2,367,718         $1,167,652
                                                        ==========         ==========

      During the first nine months of fiscal 2004, the Company has not entered into any new contracts that have required mark-to-market accounting under SFAS No. 133.

      Natural Gas and Propane Operations--In the case of the Company's regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of March 31, 2004, the Company's regulated operations have no contracts meeting the mark-to-market accounting requirements.

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

         Recoverable/Refundable Costs of Gas and Propane Purchases--The Company accounts for purchased-gas costs in accordance with procedures authorized by the MPSC, the WPSC and the Arizona Corporation Commission under which purchased gas and propane costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

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


ITEM 3 -- THE QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to certain market risks, including commodity price risk (i.e., natural gas and propane prices), interest rate risk and credit risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's Interim President and Chief Executive Officer, John C. Allen, and the Company's Vice President and Controller (principal financial officer), Robert B. Mease, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon this evaluation, they have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that the Company will meet its disclosure obligations.

         There were not any changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

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


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity - Not Applicable

Item 3. Defaults upon Senior Securities -- See Liquidity and Capital Resources above

Item 4. Submission of Matters to a Vote of Security Holders -- Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         A.   Exhibits for the third quarter ended March 31, 2004.

                  3.1 Bylaws of the Company, as amended to date (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on March 5, 2003)

                  10.1 Amended and Restated Credit Agreement, dated March 31, 2004, by and among Energy West, Incorporated, Various Financial Institutions and LaSalle Bank National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission of April 1, 2004.

                  31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                  31.2 Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                  32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                  32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         B. The Company filed a Current Report on Form 8-K during the third quarter ended March 31, 2004 as follows.

                  Date Filed       Item No.

                  March 2, 2004    Item 5 -- Announcement that the Company
                                   filed applications with the Montana Public
                                   Service Commission and the Wyoming Public
                                   Service Commission seeking approval to
                                   modify its revolving credit facility with LaSalle National Association.

                                   Item 7 -- Press release dated March 1, 2004.

                  March 5, 2004    Item 5 -- Announcement regarding the
                                   amendment of the Company's By-Laws.

                                   Item 7 -- Amendment to By-Laws of the
                                   Company; Amended and Restated By-Laws of the
                                   Company.

                  March 29, 2004   Item 5 -- Announcement regarding Company
                                   filing for general rate increase with the Montana Public Service Commission.

                                   Item 7 -- Press release dated March 26, 2004.

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


May 17, 2004