Form 10-Q
period 2004-09-30
ENERGY WEST INC
filed 2004-12-17
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Class Outstanding at December 15, 2004
(Common stock, $.15 par value) 2,599,438 shares

                            ENERGY WEST, INCORPORATED
                               INDEX TO FORM 10-Q

                                                                                 Page No.
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2004, September 30, 2003 (As Restated)
                  and June 30, 2004                                                  2

                  Condensed Consolidated Statements of Operations -
                  three months ended September 30, 2004 and 2003 (As Restated)       3

                  Condensed Consolidated Statements of Cash Flows -
                  three months ended September 30, 2004 and 2003 (As Restated)       4

                  Notes to Condensed Consolidated Financial Statements               5

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     18

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk        34

         Item 4 - Controls and Procedures                                           35

Part II - Other Information

Item 1 - Legal Proceedings                                                          37

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                37

Item 3 - Defaults upon Senior Securities                                            37

Item 4 - Submission of Matters to a Vote of Security Holders                        37

Item 5 - Other Information                                                          37

Item 6 - Exhibits                                                                   37

Signatures                                                                          38

Part I -  FINANCIAL INFORMATION

      Item 1 - Financial Statements

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED), SEPTEMBER 30, 2004 AND 2003 AND JUNE 30, 2004

                                                                         SEPTEMBER 30,           JUNE 30,
                                                                      2004          2003          2004
                                                                   -----------  ------------   -----------
                                                                                (AS RESTATED)
                                                                                (SEE NOTE 1)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $ 1,731,446   $ 1,791,264   $ 1,322,702
  Restricted cash                                                                  2,600,000
  Accounts and notes receivable, less $312,911 and $187,466
   and $300,814, respectively, allowance for bad debts               4,836,062     5,886,681     6,729,020
  Derivative assets                                                     66,799       216,437       199,248
  Natural gas and propane inventories                                9,910,169     6,240,812     5,183,046
  Materials and supplies                                               404,736       376,084       350,764
  Prepayments and other                                              1,219,797       747,762       370,379
  Deferred income taxes                                                658,225     1,076,518       526,899
  Income tax receivable                                              1,957,211     2,240,768     1,268,243
  Recoverable cost of gas purchases                                  1,117,334     1,205,071       788,407
                                                                   -----------   -----------   -----------
     Total current assets                                           21,901,779    22,381,397    16,738,708

PROPERTY, PLANT AND EQUIPMENT, NET                                  38,569,083    38,557,024    38,605,644
NOTE RECEIVABLE                                                        332,301       461,060       407,538
DEFERRED CHARGES                                                     5,209,144     4,828,244     5,488,415
OTHER ASSETS                                                           184,561       263,266       204,772
                                                                   -----------   -----------   -----------
TOTAL ASSETS                                                       $66,196,868   $66,490,991   $61,445,077
                                                                   ===========   ===========   ===========

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
  Current portion of long-term debt                                $   872,706   $   537,451   $   972,706
  Line of credit                                                    13,129,304    16,601,548     6,729,304
  Accounts payable                                                   2,856,198     6,756,185     3,611,080
  Derivative liabilities                                             2,067,018       689,758     1,684,676
  Accrued and other current liabilities                              3,498,779     3,529,909     3,726,982
                                                                   -----------   -----------   -----------
     Total current liabilities                                      22,424,005    28,114,851    16,724,748
                                                                   -----------   -----------   -----------

OTHER OBLIGATIONS:
  Deferred income taxes                                              4,664,269     4,949,615     4,529,381
  Deferred investment tax credits                                      329,079       350,141       334,344
  Other long-term liabilities                                        4,803,498     4,918,910     4,758,893
                                                                   -----------   -----------   -----------
     Total                                                           9,796,846    10,218,666     9,622,618
                                                                   -----------   -----------   -----------
LONG-TERM DEBT                                                      21,697,286    14,694,349    21,697,286
                                                                   -----------   -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTE 4 AND 8)

STOCKHOLDERS' EQUITY:
  Common stock; $.15 par value, 3,500,000 shares authorized,
   2,598,506 and 2,595,250 shares outstanding at September 30,
   2004 and 2003, respectively                                         389,783       389,295       389,783
  Preferred stock; $.15 par value, 1,500,000 shares authorized,
   no shares outstanding                                                    --            --            --
  Capital in excess of par value                                     5,077,687     5,056,425     5,077,687
  Retained earnings                                                  6,811,261     8,017,405     7,932,955
                                                                   -----------   -----------   -----------
     Total stockholders' equity                                     12,278,731    13,463,125    13,400,425
                                                                   -----------   -----------   -----------
TOTAL CAPITALIZATION                                                33,976,017    28,157,474    35,097,711
                                                                   -----------   -----------   -----------
TOTAL LIABILITIES AND CAPITALIZATION                               $66,196,868   $66,490,991   $61,445,077
                                                                   ===========   ===========   ===========

The accompanying notes are an integral part of these condensed (unaudited) consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              ----------------------------
                                                  2004            2003
                                                             (AS RESTATED)
                                                              (SEE NOTE 1)
REVENUES:
  Natural gas operations                      $  5,207,676    $  4,663,008
  Propane operations                               852,611       1,181,901
  Gas and electricity -- wholesale               5,722,507       6,533,191
  Pipeline operations                               84,355         109,350
                                              ------------    ------------
           Total revenues                       11,867,149      12,487,450
                                              ------------    ------------

EXPENSES:
  Gas purchased                                  3,859,356       3,743,982
  Gas and electricity -- wholesale               5,783,668       5,687,031
  Distribution, general, and administrative      2,295,684       2,573,725
  Maintenance                                      132,794         109,334
  Depreciation and amortization                    594,316         617,632
  Taxes other than income                          383,809         263,862
                                              ------------    ------------
           Total expenses                       13,049,627      12,995,566
                                              ------------    ------------

OPERATING LOSS                                  (1,182,478)       (508,116)

OTHER INCOME                                        66,175         192,617

INTEREST EXPENSE                                  (752,244)       (446,097)
                                              ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                  (1,868,547)       (761,596)

INCOME TAX BENEFIT                                 746,853         267,976
                                              ------------    ------------

NET LOSS                                      $ (1,121,694)   $   (493,620)
                                              ============    ============

LOSS PER COMMON SHARE:
  Basic                                       $      (0.43)   $      (0.19)
  Diluted                                     $      (0.43)   $      (0.19)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                          2,598,506       2,595,250
  Diluted                                        2,598,506       2,595,250

The accompanying notes are an integral part of these condensed (unaudited) consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                      THREE MONTHS ENDED
                                                                          SEPTEMBER
                                                                 ---------------------------
                                                                    2004            2003
                                                                               (AS RESTATED)
                                                                                (SEE NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(1,121,694)   $   (493,620)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization, including deferred                881,518         668,660
      charges and financing costs
    Gain on sale of assets                                                --        (338,204)
    Investment tax credit                                             (5,265)         (5,265)
    Deferred gain on sale of assets                                   (5,907)         (5,907)
    Deferred income taxes                                              3,562          80,229
    Changes in assets and liabilities:
      Accounts and notes receivable                                2,043,432       1,984,946
      Derivative assets                                              132,449         407,199
      Natural gas and propane inventories                         (4,727,123)     (5,202,122)
      Accounts payable                                              (754,881)     (2,085,591)
      Derivative liabilities                                         382,342        (175,172)
      Recoverable/refundable cost of gas purchases                  (328,927)       (137,962)
      Prepayments and other                                         (849,418)     (2,994,780)
      Other assets & liabilities                                    (906,597)     (2,590,760)
                                                                 -----------    ------------
           Net cash used in operating activities                  (5,256,509)    (10,888,349)
                                                                 -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                                         (585,925)       (466,239)
  Proceeds from sale of assets                                            --         828,940
  Customer advances received for construction                         29,173          13,600
  Decrease from contributions in aid of
    construction                                                      (2,000)           (400)
                                                                 -----------    ------------
           Net cash (used in) provided by investing activities      (633,989)        375,901
                                                                 -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                      (100,000)       (132,016)
  Proceeds from lines of credit                                    7,400,000      21,197,090
  Repayments of lines of credit                                   (1,000,758)    (10,700,130)
                                                                 -----------    ------------
           Net cash provided by financing activities               6,299,242      10,364,944
                                                                 -----------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 408,744        (147,504)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                              1,322,702       1,938,768
                                                                 -----------    ------------
  End of period                                                  $ 1,731,446    $  1,791,264
                                                                 ===========    ============

The accompanying notes are an integral part of these condensed (unaudited) consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (As Restated) (UNAUDITED) September 30, 2004

Note 1 - Restatement of Financial Results and Summary of the Business

Restatement

On September 29, 2004, the Company announced that it was delaying the filing of its Annual Report on Form 10-K in order to complete a review of the accounting for certain contracts. Based on the results of its review, the Company has corrected its accounting and previous valuation of certain of EWR's contracts and has restated its earnings for the Condensed Consolidated financial statements as of September 30, 2003 and the three months ended September 30, 2003.

The Company's review of EWR's contracts included an evaluation of a gas purchase agreement and a gas sales agreement entered into during fiscal year 2002 involving counterparties who are affiliated with each other. The gas purchase agreement has previously been reflected in the Company's financial statements as a derivative asset. The gas sales agreement was previously classified by the Company as a normal sales contract, and therefore was not reflected on the Company's financial statements as a derivative liability. The Company determined that a shorter period similar to that of the gas sales agreement should have been used in the determination of the fair value of the gas purchase agreement and that the gas sales agreement does not qualify for the "normal purchase and sale" exception. As a result the condensed consolidated financial statements for the period ended September 30, 2003 have been restated to reflect a significant reduced fair value for the gas purchase agreement and the gas sales agreement as a derivative liability at its estimated fair value.

None of the adjustments affects the Company's cash flows or cash balances.
The Company's cumulative gain (loss) in the portfolio of contracts valued on a mark-to-market basis will be realized in later periods as contracts settle or are performed and/or as natural gas prices change.

As discussed in the table that follows, the condensed consolidated balance sheet at September 30, 2003, and the condensed consolidated statement of operations for the quarter ended September 30, 2003, have been restated from amounts previously reported to reflect the reclassification and revaluation of the gas purchase and gas sale contracts discussed above.

                                                       THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2003
                                                   ---------------------------
                                                         AS
                                                     PREVIOUSLY
                                                      REPORTED     AS RESTATED
                                                   ---------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA

REVENUES:
Gas and electric - wholesale                       $ 6,325,300     $ 6,533,191
Total revenues                                      12,279,559      12,487,450
Operating loss                                        (716,007)       (508,116)
Loss before taxes                                     (969,487)       (761,596)
Income tax benefit                                    (347,931)       (297,976)
Net loss                                              (621,556)       (493,620)
Loss per common share:
Basic                                                    (0.24)          (0.19)
Diluted                                                  (0.24)          (0.19)

                                                    AS OF SEPTEMBER 30, 2003
                                                   --------------------------
                                                       AS
                                                   PREVIOUSLY
                                                    REPORTED      AS RESTATED
                                                   --------------------------
CONSOLIDATED BALANCE SHEET DATA

ASSETS
Derivative assets                                  $ 2,135,647    $   216,437
Deferred income taxes                                  317,957      1,076,518
Total current assets                                23,542,051     22,381,397
LIABILITIES AND CAPITALIZATION
Derivative liabilities                                 636,628        689,758
Total current liabilities                           28,027,218     28,114,851
Retained earnings                                    9,231,183      8,017,405
Total stockholders' equity                          14,676,903     13,463,125


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Certain non-regulated, non-utility operations are conducted by three wholly owned subsidiaries of the Company: Energy West Propane, Inc. ("EWP"); EWR; and Energy West Development, Inc. ("EWD"). EWP is engaged in wholesale and retail distribution of bulk propane in Arizona. EWR markets gas and, on a limited basis, electricity in Montana and Wyoming, and owns certain natural gas production properties in Montana. EWD owns a natural gas gathering system that is located in both Montana and Wyoming and an interstate natural gas transportation pipeline that runs between Montana and Wyoming. EWD also owns natural gas production properties in Montana. The Company's reporting segments are: Natural Gas Operations, Propane Operations, EWR and Pipeline Operations. An application was granted by the Federal Energy Regulatory Commission ("FERC") and EWD began operations of an interstate natural gas pipeline as a transmission pipeline on July 1, 2003. The revenue and expenses associated with this transmission pipeline are included in the Pipeline Operations segment.

Note 2 - Derivative Instruments and Hedging Activity

Management of Risks Related to Derivatives -- The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counterparty performance. The Company has established policies and procedures to manage such risks. The Company has a Risk Management Committee, comprised of Company officers and management to oversee the Company's risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counterparty credit risks, and other risks related to the energy commodity business.

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

Quoted market prices for natural gas derivative contracts of the Company and its subsidiaries are generally not available. Therefore, to determine the net present value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and forecasted pricing information.

As of September 30, 2004, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                           ASSETS      LIABILITIES
Contracts maturing during fiscal year 2005                $ 66,799      $1,214,847
Contracts maturing during fiscal years 2006 and 2007             -         823,039
Contracts maturing during fiscal years 2008 and 2009             -          29,132
                                                          --------      ----------
Total                                                     $ 66,799      $2,067,018
                                                          ========      ==========

During the first three months of fiscal 2005, the Company has not entered into any new contracts that have required mark-to-market accounting under SFAS No. 133.

Natural Gas and Propane Operations -- In the case of the Company's regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of September 30, 2004, the Company's regulated operations have no contracts meeting the mark-to-market accounting requirements.

NOTE 3 - INCOME TAX BENEFITS

Income tax benefit differs from the amount computed by applying the federal statutory rate to pre-tax loss as demonstrated in the following table:

                                                               THREE MONTHS ENDED
                                                                   SEPTEMBER
                                                          ---------------------------
                                                            2004            2003

Tax benefit at statutory rate of 35%                      $ 652,151       $ 264,719
State income tax benefit, net of federal tax benefit         90,000          43,014
Amortization of deferred investment tax credits               5,266           5,266
Other                                                          (564)        (45,023)
                                                          ---------       ---------

Total income tax benefit                                  $ 746,853       $ 267,976
                                                          =========       =========

NOTE 4 - LINES OF CREDIT AND LONG-TERM DEBT

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

The Company substantially restructured its credit facilities during fiscal year 2004. On September 30, 2003, the Company established a $23.0 million revolving credit facility with LaSalle Bank National Association, as Agent for certain banks (collectively, the "Lender"), replacing a previous short-term line of credit. The Montana Public Service Commission ("MPSC") order granting approval of the $23.0 million credit facility imposes restrictions on the use of the proceeds to utility purposes, and requires the Company to provide monthly reports to the MPSC with respect to the financial condition of the Company. The Company continues to be subject to these MPSC requirements.

On March 31, 2004, the Company entered into a restated credit agreement with the Lender. Pursuant to the restated credit agreement, the previous $23.0 million revolving credit facility was replaced with a $15.0 million revolving credit facility, a $6.0 million term loan maturing on March 31, 2009, and a $2.0 million term loan maturing on September 30, 2004 (collectively referred to as the "LaSalle Facility").

As of August 30, 2004, the Company and its lender under the LaSalle Facility amended certain covenants as follows: (1) increased the total debt to capital ratio from .65 to .70, (2) allowed the exclusion of extraordinary expenses incurred by the Company for legal fees and costs of the PPLM litigation, expenses and costs associated with the credit facilities, proxy contest costs, and the costs of adoption of the shareholder rights plan, in determining the interest coverage ratio, and (3) waived compliance with the ratios referred to in (1) and (2) above as of June 30, 2004 in addition to a shareholder's acquisition of more than 15% of the outstanding common stock of the Company.

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

Under the LaSalle Facility the Company may elect to pay interest on portions of the amounts outstanding under the $15.0 million revolving line of credit at the London interbank offered rate (LIBOR), plus 250 basis points, for interest periods selected by the Company. For all other balances outstanding under the $15.0 million revolving line of credit, the Company pays interest at the rate publicly announced from time to time by LaSalle Bank as its "prime rate" (the "Prime Rate"). For the $6.0 million term loan under the LaSalle Facility, the Company may elect to pay interest at either the applicable LIBOR rate plus 350 basis points or at the Prime Rate plus 200 basis points. For the $2.0 million term loan under the LaSalle Facility, the Company pays interest at the Prime Rate plus 200 basis points through March 31, 2005; the Prime Rate plus 300 bps from April 1, 2005 through June 30, 2005; and the Prime Rate plus 400 bps from and after July 1, 2005. The Company also pays a commitment fee of 35 basis points for the daily unutilized portion of the $15.0 million revolving credit facility.

The LaSalle Facility requires the Company to maintain compliance with a number of financial covenants, including meeting limitations on annual capital expenditures, maintaining a total debt to total capital ratio of not more than ..70 to 1.00 and an interest coverage ratio of no less than 2.00 to 1.00. At September 30, 2004, the Company was in compliance with the financial covenants under the LaSalle Facility. The LaSalle Facility also restricts the Company's ability to pay dividends during any period to a certain percentage of cumulative earnings of the Company over that period, and restricts open positions and Value at Risk (VaR) in the Company's wholesale operations.

At September 30, 2004, the Company had approximately $1.7 million of cash on hand. In addition, at September 30, 2004, the Company had borrowed approximately $13.1 million under the LaSalle Facility revolving line of credit. The Company's short-term borrowings under its lines of credit during the three months ended September 30, 2004 had a daily weighted average interest rate of 5.14% per annum. The Company's net availability at September 30, 2004, was approximately $1.9 million under the LaSalle Facility revolving line of credit.

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

The total amount outstanding under all of the Company's long-term debt obligations was approximately $22.6 million and $15.2 million, at September 30, 2004 and September 30, 2003, respectively. The portion of such obligations due within one year was approximately $870,000 and $540,000 at September 30, 2004, and September 30, 2003, respectively.

NOTE 5 - RESTRICTED CASH

The Company was required to establish a cash reserve of $2,600,000 for letters of credit that were outstanding with Wells Fargo at the time of completing the new short term line of credit facility with LaSalle Bank. The cash reserve was returned to the Company by Wells Fargo at the expiration date of the individual letters of credit.

NOTE 6 - NOTE RECEIVABLE

On August 21, 2003, EWP sold the majority of its wholesale propane assets in Montana and Wyoming consisting of approximately $782,000 in storage and other related assets and approximately $352,000 in inventory and accounts receivable. The Company received cash of $750,000 and a promissory note for approximately $620,000 to be repaid over a four year period, which is secured by the wholesale propane assets sold. The balance due on the promissory note as of September 30, 2004 was approximately $489,000 of which $332,000 is included in Long-Term Notes Receivable and the balance is included in Current Assets.

NOTE 7 --  DEFERRED CHARGES

Deferred Charges consist of the following:

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,             JUNE 30,
                                                 --------------------------      ----------
                                                    2004            2003            2004
Regulatory asset for property taxes              $2,748,583      $2,609,865      $2,806,660
Regulatory asset for income taxes                   458,753         458,753         458,753
Regulatory asset for deferred environmental
   remediation costs                                489,693         433,554         485,066
Other regulatory assets                              84,850          91,302          77,858
Unamortized debt issue costs                      1,427,265       1,234,770       1,660,078
                                                 ----------      ----------      ----------

Total                                            $5,209,144      $4,828,244      $5,488,415
                                                 ==========      ==========      ==========

NOTE 8 - CONTINGENCIES

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

At September 30, 2004, the Company had incurred cumulative costs of approximately $1,933,000 in connection with its evaluation and remediation of the site. On May 30, 1995, the Company received an order from the MPSC allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 2004, the Company had recovered approximately $1,443,000 through such surcharges.

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

On August 8, 2003, the Company reached agreement with the Montana Department of Revenue ("DOR") to settle a claim that the Company had under-reported its personal property for the years 1997 - 2002 and that additional property taxes and penalties should be assessed. The settlement amount is being paid in ten annual installments of $243,000 each, and began November 30, 2003.

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

NOTE 9 - SEGMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                  -----------------------------
                                                                     2004              2003
                                                                     ----              ----

Gross margin (operating revenue less cost of gas purchased):
Natural gas operations                                            $ 1,753,616       $ 1,665,037
Propane operations                                                    447,315           435,890
EWR                                                                   (61,161)          846,160
Pipeline operations                                                    84,355           109,350
                                                                  -----------       -----------
                                                                  $ 2,224,125       $ 3,056,437
                                                                  ===========       ===========

Operating income (loss):
Natural gas operations                                            $  (555,035)      $  (900,442)
Propane operations                                                   (274,395)         (172,382)
EWR                                                                  (390,581)          506,745
Pipeline operations                                                    37,533            57,963
                                                                  -----------       -----------
                                                                  $(1,182,478)      $  (508,116)
                                                                  ===========       ===========

Net income (loss):
Natural gas operations                                            $  (638,253)      $  (708,012)
Propane operations                                                   (200,736)         (143,846)
EWR                                                                  (292,965)          263,421
Pipeline operations                                                    10,260            94,817
                                                                  -----------       -----------
                                                                  $(1,121,694)      $  (493,620)
                                                                  ===========       ===========

NOTE 10 - ACCRUED AND OTHER CURRENT LIABILITIES

      Accrued and other current liabilities consists of the following:

                                                                SEPTEMBER 30,             JUNE 30,
                                                         --------------------------      ----------
                                                            2004            2003            2004
Property tax settlement -- current portion (Note 8)      $  243,000      $  243,000      $  243,000
Payable to employee benefit plans                           170,862         730,761         545,375
Accrued vacation                                            398,472         433,720         394,219
Customer deposits                                           410,406         393,657         407,635
Accrued incentives                                          532,189         710,304         524,642
Accrued interest                                            386,102         355,264         103,047
Accrued taxes other than income                             710,666         346,027         520,536
Deferred payments from levelized billing                                                    496,897
Other                                                       647,082         317,176         491,631
                                                         ----------      ----------      ----------
Total                                                    $3,498,779      $3,529,909      $3,726,982
                                                         ==========      ==========      ==========

NOTE 11 - OTHER LONG TERM LIABILITIES

      Other long-term liabilities consist of the following:

                                                      SEPTEMBER 30,             JUNE 30,
                                               --------------------------      ----------
                                                  2004            2003            2004
Asset retirement obligation                    $  594,290      $  563,306      $  586,229
Contribution in aid of construction             1,223,539       1,066,404       1,225,539
Customer advances for construction                632,762         551,610         603,589
Accumulated postretirement obligation             284,378         222,576         269,100
Deferred gain on sale leaseback of assets          41,360          64,988          47,267
Regulatory liability for income taxes              83,161          83,161          83,161
Property tax settlement  (Note 8)               1,944,008       2,366,865       1,944,008
                                               ----------      ----------      ----------
Total                                          $4,803,498      $4,918,910      $4,758,893
                                               ==========      ==========      ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following gives effect to the restatement of the Company's Condensed Consolidated Financial Statements as discussed in Note 1.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

FORWARD-LOOKING STATEMENTS

The following Management's Discussion and Analysis and other portions of this quarterly report on Form 10-Q contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Forward-looking statements such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions and statements regarding the required restructuring of our debt, our operating capital requirements, negotiations with our lender, recovery of property tax payments, the Company's environmental remediation plans, and similar statements that are not historical are forward-looking statements that involve risks and uncertainties. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

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

The regulatory structure in which the Company operates is in transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. The changes in the gas industry have allowed certain customers to negotiate gas purchases directly with producers or brokers. To date, open access in the gas industry has not had a negative impact on earnings or cash flow of the Company's regulated segment. The Company's regulated natural gas and propane vapor operations follow Statement of Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation," and financial statements reflect the effects of the different rate-making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). If the Company's natural gas and propane vapor operations were to discontinue the application of SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS No. 71.

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

Among the risks involved in natural gas marketing is the risk of nonperformance by counterparties to contracts for purchase and sale of natural gas. EWR is party to certain contracts for purchase or sale of natural gas at fixed prices for fixed time periods. Some of these contracts are recorded as derivatives, valued on a mark-to-market basis. At September 30, 2004, the net fair value of the contracts was a derivative liability of approximately $2,000,000.

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

- The ability to meet financial covenants imposed by lenders to be able to draw down on revolving lines of credit;

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

Energy West Resources, Inc.   Market approximately 3 billion cubic feet ("BCF")
(EWR)                         of natural gas to commercial and industrial
                              customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities. EWR also has an ownership interest in production and gathering assets.

Pipeline Operations  (Energy  Owns the Shoshone interstate and the Glacier
West Development, Inc.        gathering pipeline assets located in Montana and
(EWD))                        Wyoming. Certain natural gas producing wells owned
                              by EWD are being operated, managed, and reported in EWR.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
SEPTEMBER 30, 2004

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS.

FISCAL QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 30, 2003

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The following gives effect to the restatement of the unaudited Condensed Consolidated Financial Statements as of September 30, 2003 and for the three month period ended September 30, 2003 as described in Note 1 to the Consolidated Financial Statements. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Net Loss

The Company's net loss for the first quarter of fiscal year 2005 was $1,122,000 compared to a net loss of $494,000 in the first quarter of fiscal year 2004, an increase of $628,000. The increase in the Company's net loss from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2004 was primarily due to lower gross margins primarily in EWR, less other income and an increase in interest expense, which were partially offset by a decrease in operating expenses and an increase in income tax benefits.

Revenues

The Company's revenues for the first quarter of fiscal year 2005 were $11,867,000 compared to $12,487,000 in the first quarter of fiscal year 2004, a decrease of $620,000. The decrease was primarily attributable to: (1) EWR experienced decreases in marketing revenue of $423,000 as a result of lower volumes in addition to decreases of $283,000 due to a decline in derivative values under mark-to-market accounting and decreases in electric and production revenue of $105,000, (2) propane revenue decreases of $329,000 due to lower volumes sold resulting from the sale of RMF's wholesale propane business in Montana in August 2003 partially offset by higher propane sales in Arizona, due to slightly higher volumes and higher sales prices, and (3) decreased revenues in Pipeline operations of $25,000 due to the Glacier line being down. The lower consolidated revenues were partially offset by a $544,000 increase in revenues from the Natural Gas Operations resulting primarily from increased commodity gas pricing and increased customer rates that were in effect in Great Falls compared to the same quarter last year.

Gross Margin

Gross margin, which is defined as revenue less gas purchased and costs of gas and electricity (wholesale), decreased $832,000, from $3,056,000 in the first quarter of fiscal year 2004 to $2,224,000 in the first quarter of fiscal year 2005. EWR margins decreased $907,000 due to the $811,000 decrease in revenues described above and a $96,000 increase in gas cost related to higher gas prices, in the first quarter of fiscal year 2005 compared to the same quarter last year. The Pipeline Operations' margins decreased $25,000 due to the Glacier line being temporarily down from early June 2004 until the first week of November 2004. The Natural Gas Operations' margins increased $89,000 primarily due to approved rate increases related to personal property tax in the Great Falls area. The Propane Operations' margins increased $11,000 due primarily to increases in Arizona offset by margin decreases due to the sale of the RMF wholesale propane business in August 2003.

Expense Other Than Gas Purchased

Expenses other than gas purchased decreased by $158,000 in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004. The primary reasons for this decrease were (1) decreases in the Company's total payroll of $331,000, (2) decreases in outside professional fees of $72,000 and $31,000 related to Director fees and expenses and (3) decreases in depreciation and amortization of $24,000. These decreases are offset by an increase of $120,000 in taxes other than income mainly from personal property tax, most of which is being recovered through rates. The decrease is further offset by the gain on the sale of assets in the Company's Propane Operation of approximately $232,000 in fiscal 2004.

Other Income

Other income decreased by $127,000 from $193,000 in the first quarter of fiscal year 2004 to $66,000 in the first quarter of fiscal year 2005 primarily resulting from a gain on sale of certain non-operating real estate assets located in Montana in the first quarter fiscal year 2004.

Interest Expense

Interest expense increased by approximately $306,000 during the first quarter of fiscal year 2005 from the first quarter of fiscal year 2004 due to higher short-term borrowings and the amortization of $171,000 in debt issuance costs related to securing the LaSalle short-term credit facility.

Income Tax Benefits

Income tax benefits increased $479,000 in the first quarter of fiscal year 2005 as compared to the first quarter of fiscal year 2004 due to the increased net loss in the first quarter of fiscal year 2005.

OPERATING RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30
                                        -----------------------------
                                           2004              2003
                                           ----              ----
Natural Gas Revenues                    $ 5,207,676       $ 4,663,008
Natural Gas Purchased                     3,454,060         2,997,971
                                        -----------       -----------

Gross Margin                              1,753,616         1,665,037
Operating Expenses                        2,308,651         2,565,479
                                        -----------       -----------

Operating Loss                             (555,035)         (900,442)
Other Income                                 14,146            33,475
                                        -----------       -----------
Net Loss Before Interest and Taxes      $  (540,889)      $  (866,967)
                                        ===========       ===========

FISCAL QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 30, 2003

Natural Gas Revenues and Gross Margin

Operating revenues for the first quarter of fiscal year 2005 were approximately $5,208,000 compared to approximately $4,663,000 for the first quarter of fiscal year 2004, an increase of approximately $545,000. The increase in revenues is due to the higher price paid for natural gas that is passed through to customers and increased customer rates that are in effect in Great Falls to recover personal property taxes.

Gas costs increased to $3,454,000 in the first quarter of fiscal year 2005 from $2,998,000 in the first quarter of fiscal year 2004 an increase of approximately $456,000 or 15% due to higher commodity cost compared to the same quarter last year.

Gross margin, which is defined as operating revenues less gas purchased, was approximately $1,754,000 for the first quarter of fiscal year 2005, compared to a gross margin of approximately $1,665,000 for the first quarter of fiscal year 2004. The increase of $89,000 in gross margin is primarily due to personal property tax rate increase in the Great Falls area.

Natural Gas Operating Expenses

Operating expenses decreased approximately $256,000, from $2,565,000 in the first quarter of fiscal year 2004 to $2,309,000 in the first quarter of fiscal year 2005. The decrease in operating expenses is related primarily to decreases in corporate overhead costs of approximately $246,000 due to lower legal and professional fees paid the first quarter of fiscal year 2005 compared to fees related to the proxy contest and bank financing costs incurred in first quarter of fiscal year 2004.

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30
                                        ----------------------------
                                          2004             2003
                                          ----             ----
Propane Revenues                        $ 852,611       $ 1,181,901
Propane Purchased                         405,296           746,011
                                        ---------       -----------

Gross Margin                              447,315           435,890
Operating Expenses                        721,710           608,272
                                        ---------       -----------

Operating Loss                           (274,395)         (172,382)
Other Income                               52,029            35,595
                                        ---------       -----------
Net Loss Before Interest and Taxes      $(222,366)      $  (136,787)
                                        =========       ===========

FISCAL QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 30, 2003

Propane Operating Revenues and Gross Margin

Revenues for the first quarter of fiscal year 2005 were $853,000 compared to $1,182,000 for the first quarter of fiscal year 2004, a decrease of $329,000. This decrease was attributable to a decrease in sales volume of 55% and approximately $505,000 in revenue due to the August 21, 2003 the sale of the wholesale propane assets located in Montana. The sale represented less than 8% of the assets of EWP and less than 2% of the Company's consolidated assets. EWP wholesale and non-utility retail propane operations continues to serve customers in Arizona. The retail propane assets in Arizona remain a strategic fit for the Company, and EWP has no plans to dispose of these assets at the present time. This decrease was partially offset by increases of $177,000 in revenue in regulated and non-regulated propane sales in Arizona, due to slightly higher volumes and higher sales prices in that area. Cost of sales for the first quarter of fiscal year 2005 were $406,000 compared to $746,000 for the first quarter fiscal year 2004, a decrease of $340,000, which resulted in a gross margin increase of approximately $11,000. Higher margins of $27,000 in Arizona, from $411,000 in fiscal year 2004 to $438,000 in fiscal year 2005, were due to higher retail prices and slightly higher volumes. These higher margins were offset by lower margins of $16,000, from $22,000 in fiscal year 2004 to $6,000 in fiscal year 2005 due to lower sales in Rocky Mountain Fuels wholesale.

Propane Operating Expenses

Propane operating expenses for the first quarter of fiscal year 2005 were $722,000. This represented an increase of $114,000 over the first quarter of fiscal 2004 operating expenses, which were $608,000. The majority of the $114,000 increase in fiscal 2005 is a result of $152,000 attributable to the sale of the wholesale propane assets located in Montana, and $38,000 was attributable to retail propane operations. Rocky Mountain Funds ("RMF") general and administrative expenses in the first quarter of fiscal year 2005 were $174,000 higher than the same quarter in fiscal year 2004, which benefited from the $232,000 gain on sale of assets sold. RMF expenses in the first quarter of fiscal year 2005 were $13,000 less for overhead and $12,000 less for depreciation, offsetting the higher general and administrative expenses. First quarter of fiscal year 2005 retail propane operations incurred $38,000 in lower corporate costs for legal and financing activities.

Propane Other Income

Other Income increased $16,000 from $36,000 for the first quarter fiscal 2004 to $52,000 for the first quarter fiscal 2005. This increase was due primarily to interest on the note receivable from the sale of assets by Rocky Mountain Fuels wholesale.

OPERATING RESULTS OF THE COMPANY'S EWR MARKETING OPERATIONS

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                                 -----------------------------
                                                    2004              2003
                                                    ----              ----
EWR Revenues                                     $ 5,722,507       $6,533,191
EWR Purchased                                      5,783,668        5,687,031
                                                 -----------       ----------

Gross Margin                                         (61,161)         846,160
Operating Expenses                                   329,420          339,415
                                                 -----------       ----------

Operating Income (Loss)                             (390,581)         506,745
Other Income                                               -            2,625
                                                 -----------       ----------
Net Income (Loss) Before Interest and Taxes      $  (390,581)      $  509,370
                                                 ===========       ==========

FISCAL QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 30, 2003

EWR Revenues

Revenues decreased by $811,000 from $6,533,0000 in the first quarter of fiscal year 2004 to $5,723,000 in the first quarter of fiscal year 2005. This decrease is primarily due to a $423,000 decrease in volumes sold of 19% in the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004. In addition, revenues decreased $283,000 due to decline in derivative values under mark-to-market accounting. EWR also experienced a decrease in electric revenue of $76,000 and a decrease in production revenue of $29,000.

EWR Purchases

Purchases increased by $96,000 from $5,687,000 in the first quarter of fiscal year 2004 to $5,783,000 in the first quarter of fiscal year 2005. The main reason for the increase was a rise in gas prices from the three month average for the first quarter of fiscal year 2004 of $3.55 to a three month average of $4.47 for the first quarter of fiscal year 2005. EWR also experienced a rise in the cost of electricity of $15,000. The increase was offset by a decrease in production expenses of $33,000.

EWR Operating Expenses

Operating expenses decreased by $10,000, from $339,000 in the first quarter of fiscal year 2004 to $329,000 in the first quarter of fiscal year 2005. This decrease is primarily due to a decrease of $37,000 in salary and employee benefits, $32,000 in overhead, $15,000 in bad debt expense, $11,000 in depreciation and depletion, $8,000 in cost of letters of credit, $5,500 decrease in various general and administrative accounts and $4,500 in telephone expense. The decrease was offset by an increase in professional services of $104,000. The increase in professional services is related to the fiscal year 2004 audit and legal to review the gas purchase and gas sale contracts. See Restatement of financial results described in Note 1 of the condensed consolidated financial statements.

OPERATING RESULTS OF THE COMPANY'S PIPELINE OPERATIONS

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30
                                          -----------------------
                                           2004          2003
                                           ----          ----
Pipeline Revenues                         $84,355      $109,350
Pipeline Purchases                              -             -
                                          -------      --------

Gross Margin                               84,355       109,350
Operating Expenses                         46,822        51,387
                                          -------      --------

Operating Income                           37,533        57,963
Other Income                                    -       120,922
                                          -------      --------
Net Income Before Interest and Taxes      $37,533      $178,885
                                          =======      ========

FISCAL QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL QUARTER ENDED SEPTEMBER 30, 2003

Pipeline Gross Margin

Gross margin from Pipeline operations decreased by $25,000 from $109,000 in the first quarter of fiscal 2004 to $84,000 in the first quarter of fiscal year 2005. This decrease is due to the Glacier line being down due to hydrocarbon and water dew points being out of specifications. EWD has contracted with Summit Energy to construct a processing plant that will process the gas to pipeline specifications. The plant became operational during the first week of November.

Pipeline Operating Expenses

Operating expenses decreased by $4,000, from $51,000 in the first quarter of fiscal year 2004 to $47,000 in the first quarter of fiscal year 2005. This decrease was due primarily to decreases of $11,000 in salary, $8,000 in labor, and $6,000 in corporate overhead and $1,000 in automotive. The decrease was partially offset by an $11,000 increase in property taxes and a $9,000 increase in maintenance on the Glacier line.

Pipeline Other Income

Other income for the first quarter of fiscal year 2004 included the gain on sale of certain non-operating real estate assets located in Montana, which resulted in a gain of $121,000.

CASH FLOW ANALYSIS

CASH FLOWS USED IN OPERATING ACTIVITIES

Cash flows used in operations during the quarter ended September 30, 2004 were improved over last year's first quarter. The Company's change in operating cash flows were driven by the following events and factors:

      - Settlement payment of $2.2 million made to PPL in the first quarter of fiscal year 2004,

      - Restricted cash reserve of $2.6 million during the first quarter of fiscal 2004,

      -     Offset by a larger net loss during the first quarter of fiscal 2005.

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

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash flows used in investing activities in the first quarter of fiscal year 2005 increased approximately $930,000 over cash provided from investing activities in the first quarter of fiscal year 2004. In the first quarter of fiscal year 2004, cash proceeds included approximately $829,000 from the sale of wholesale propane assets. There were no sales of assets in the first quarter of fiscal year 2005.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities decreased in the first quarter of fiscal year 2005 from the first quarter fiscal year 2004 due to lower advances against the line of credit.

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

The Company substantially restructured its credit facilities during fiscal year 2004. On September 30, 2003, the Company established a $23.0 million revolving credit facility with LaSalle Bank National Association, as Agent for certain banks (collectively, the "Lender"), replacing a previous short-term line of credit. The MPSC order granting approval of the $23.0 million credit facility imposes restrictions on the use of the proceeds to utility purposes, and requires the Company to provide monthly reports to the MPSC with respect to the financial condition of the Company. The Company continues to be subject to these MPSC requirements.

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

As of August 30, 2004, the Company and its lender under the LaSalle Facility amended certain covenants as follows: (1) increased the total debt to capital ratio from .65 to .70, (2) allowed the inclusion of extraordinary expenses incurred by the Company for legal fees and costs of the PPLM litigation, expenses and costs associated with the credit facilities, proxy contest costs, and the costs of adoption of the shareholder rights plan, in determining the interest coverage ratio, and (3) waived compliance with the ratios referred to in (1) and (2) above as of June 30, 2004 in addition to a shareholder's acquisition of more than 15% of the outstanding common stock of the Company.

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

Under the LaSalle Facility the Company may elect to pay interest on portions of the amounts outstanding under the $15.0 million revolving line of credit at the London interbank offered rate (LIBOR), plus 250 basis points, for interest periods selected by the Company. For all other balances outstanding under the $15.0 million revolving line of credit, the Company pays interest at the rate publicly announced from time to time by LaSalle Bank as its "prime rate" (the "Prime Rate"). For the $6.0 million term loan under the LaSalle Facility, the Company may elect to pay interest at either the applicable LIBOR rate plus 350 basis points or at the Prime Rate plus 200 basis points. Pursuant to the November 30, 2004 amendment to the LaSalle Facility, the interest rate on the $2.0 million term loan will be the Prime Rate plus 200 basis points through March 31, 2005; the Prime Rate plus 300 basis points from April 1, 2005 through June 30, 2005; and the Prime Rate plus 400 basis points from and after July 1, 2005. The Company also pays a commitment fee of 35 basis points for the daily unutilized portion of the $15.0 million revolving credit facility.

The LaSalle Facility requires the Company to maintain compliance with a number of financial covenants, including meeting limitations on annual capital expenditures, maintaining a total debt to total capital ratio of not more than ..70 to 1.00 and an interest coverage ratio of no less than 2.00 to 1.00. At September 30, 2004, the Company would not have been in compliance with certain covenants under the LaSalle Facility had the Lender not waived or modified certain financial covenants. The LaSalle Facility also restricts the Company's ability to pay dividends during any period to a certain percentage of cumulative earnings of the Company over that period, and restricts open positions and Value at Risk (VaR) in the Company's wholesale operations.

In June 2003, the Company's Board of Directors suspended the Company's dividends to allow for strengthening of the Company's balance sheet. No determination has been made with respect to resumption of cash dividend payments.

At September 30, 2004, the Company had approximately $1.7 million of cash on hand. In addition, at September 30, 2004, the Company had borrowed approximately $13.1 million under the LaSalle Facility revolving line of credit. The Company's short-term borrowings under its lines of credit during the first quarter of fiscal year 2005 had a daily weighted average interest rate of 5.14% per annum. The Company's net availability at September 30, 2004, was approximately $1.9 million under the LaSalle Facility revolving line of credit. At December 1, 2004, the Company had borrowed approximately $14.6 million under the LaSalle Facility revolving line of credit. Accordingly, the Company had net availability at December 1, 2004, of approximately $371,000 under the LaSalle Facility revolving line of credit. As discussed above, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. The Company's availability normally increases in January as monthly heating bills are paid and gas purchases are no longer necessary.

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

The total amount outstanding under all of the Company's long term debt obligations was approximately $22.6 million at September 30, 2004. The portion of such obligations due within one year was approximately $873,000 at September 30, 2004.

The Company would not have been in compliance with certain covenants under the LaSalle Facility had the lender not waived or modified the covenants. The Company is currently evaluating its options with respect to raising equity capital to fund the repayment of the $2.0 million term loan, which matures on October 1, 2005.

A table of the Company's long-term debt obligations, as well as other long-term commitments and contingencies, as of September 30, 2004, are listed below according to maturity dates.

                                                                       Payments Due by Period
                                                               Less
Contractual                                                    than            2 - 3            4 - 5           After 5
Obligations                                   Total           1 year           Years            years            Years
                                           -----------      ----------      -----------      -----------      -----------
Long-Term Debt                             $22,569,992      $  872,706      $ 4,071,302      $ 1,615,000      $16,010,984
Operating Lease Obligations                    430,796         142,599          220,229           67,968                0
Transportation and Storage Obligation       23,286,658       4,367,715        8,626,611        8,517,792        1,774,540
                                           -----------      ----------      -----------      -----------      -----------
Total Obligations                          $46,287,446      $5,383,020      $12,918,142      $10,200,760      $17,785,524
                                           ===========      ==========      ===========      ===========      ===========

CONTRACTS ACCOUNTED FOR AT FAIR VALUE

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

Quoted market prices for natural gas derivative contracts of the Company and its subsidiaries are generally not available. Therefore, to determine the net present value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and forecasted pricing information.

For a discussion of the restatement of results arising out of the accounting for the Company's derivative contracts, see Restatement of Financial Results.

As of September 30, 2004, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                          ASSETS      LIABILITIES
                                                          -------     -----------
Contracts maturing during fiscal year 2005                $66,799      $1,214,847
Contracts maturing during fiscal years 2006 and 2007            -         823,039
Contracts maturing during fiscal years 2008 and 2009            -          29,132
                                                          -------      ----------
Total                                                     $66,799      $2,067,018
                                                          =======      ==========

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

ITEM 3 - THE QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including commodity price risk (i.e., natural gas and propane prices) and interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See Note 1 to the consolidated financial statements set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2004 for a description of the Company's accounting policies and other information related to these financial instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Company's management has evaluated, with the participation of the Chief Executive Officer and the Principal Financial Officer, the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended September 30, 2004. Based on this evaluation, although the Company had a deficiency that gave rise to a restatement of the consolidated financial statements (see Restatement of Financial Results in Note 1 to the consolidated financial statements); the Chief Executive Officer and the Principal Financial Officer have concluded that the disclosure controls and procedures that are now in place at the Company are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      The Company corrected its accounting with regard to certain natural gas agreements following a review which identified accounting treatment issues with the agreements. The Company's independent auditors have advised the Company that they have identified a material weakness in the Company's internal control over financial reporting in connection with energy contracts. During fiscal year 2004 and the first quarter of fiscal year 2005, the Company has implemented changes in the internal control over financial reporting to address the material weakness. Those changes involved implementation of procedures respecting the contracting for gas under natural gas purchase and sale agreements, including establishing a separation between the deal-making function and the accounting and contract administration functions, establishment of record systems and procedures that require reconciliation of actual performance by the contracting parties against the prices, quantities and other material terms specified in the agreements, and redundant documentation for every agreement regarding its classification pursuant to SFAS 133. The procedures are designed to make sure that all material obligations entered into on behalf of the Company or its subsidiaries receive proper review and that those agreements are enforced and performed according to their terms and conditions. The procedures are also designed to make sure that the Company complies with applicable accounting requirements.

material obligations made on behalf of the Company or subsidiaries receive proper review and to assure that those agreements are enforced and performed according to their terms and conditions. The procedures are also designed to assure compliance by the Company with applicable accounting requirements.

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

The Company initially determined that it was entitled to recover the amounts paid in connection with the DOR settlement through future rate adjustments as a result of legislation permitting "automatic adjustments" to rates to recover such property tax increases. The MPSC, however, interpreted the new legislation as allowing recovery of only a portion of the higher property tax rates. Rates recovering the portion of the higher taxes permitted under the MPSC's interpretation of the legislation went into effect on January 1, 2004. The Company has since obtained interim rate relief which includes full recovery of the property tax associated with the DOR settlement.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds - Not Applicable

Item 3. Defaults upon Senior Securities - See Liquidity and Capital Resources above

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits

Exhibits for the first quarter ended September 30, 2004.


10.1(a) Waiver and First Amendment to Credit Agreement dated as of August 30, 2004 by and among the Company, its subsidiaries and LaSalle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 3, 2004).

10.1(b) Second Amendment to Credit Agreement dated as of September 10, 2004 by and among the Company, its subsidiaries and LaSalle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 16, 2004).

10.1(c) Letter Agreement to Credit Agreement entered into on October 20, 2004, by and among the Company, its subsidiaries and LaSalle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October 21, 2004).

10.1(d) Letter Agreement to Credit Agreement entered into on November 2, 2004, by and among the Company, its subsidiaries and LaSalle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 5, 2004).

10.1(e) Third Amendment to Credit Agreement dated as of November 2, 2004, by and among the Company, its subsidiaries and LaSalle (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on November 5, 2004).

10.1(f) Limited Waiver and Fourth Amendment to Credit Agreement dated as of November 30, 2004, by and among the Company, its subsidiaries and LaSalle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 6, 2004).

10.2 Employment Agreement effective as of July 1, 2004, between the Company and David Cerotzke (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Commission on December 17, 2004).

10.3 Employment Agreement effective as of July 1, 2004, between the Company and John Allen (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Commission on December 17, 2004).

10.4 Option Agreement dated July 1, 2004, between the Company and David Cerotzke (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Commission on December 17, 2004).

10.5     Option Agreement dated July 1, 2004, between the Company and John
         Allen (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Commission on December 17, 2004).

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

/s/ David A. Cerotzke
----------------------------
David A. Cerotzke
President and Chief Executive Officer                   December 17, 2004
(principal executive officer)

/s/ M. Shawn Shaw
----------------------------
M. Shawn Shaw                                           December 17, 2004
(principal financial officer
and principal accounting officer)