Form 10-Q
period 2004-12-31
ENERGY WEST INC
filed 2005-02-14
CIK 43350

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2004

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

Registrant's telephone number, including area code (406)-791-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act). Yes       No   X
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding at February 10, 2005
(Common stock, $.15 par value) 2,599,438 shares

                            ENERGY WEST, INCORPORATED
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
Part I - Financial Information

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets (Unaudited)
                     as of December 31, 2004, December 31, 2003
                     (As Restated) and June 30, 2004                        2

                  Condensed Consolidated Statements of Operations
                     (Unaudited) - three months ended December
                     31, 2004 and 2003 (As Restated) and six months
                     ended December 31, 2004 and 2003 (As Restated)         3

                  Condensed Consolidated Statements of Cash Flows
                     (Unaudited) - six months ended December 31,
                     2004 and 2003 (As Restated)                            4

                  Notes to Condensed Consolidated Financial
                     Statements                                             5

         Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         14

         Item 3 - Quantitative and Qualitative Disclosures about
                     Market Risk                                           36

         Item 4 - Controls and Procedures                                  37

Part II - Other Information

Item 1 - Legal Proceedings                                                 38

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       39

Item 3 - Defaults upon Senior Securities                                   39

Item 4 - Submission of Matters to a Vote of Security Holders               39

Item 5 - Other Information                                                 39

Item 6 - Exhibits                                                          39

Signatures                                                                 41

Part I - FINANCIAL INFORMATION
   Item 1 - Financial Statements

                   ENERGY WEST, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       DECEMBER 31,
                                                                               ---------------------------     JUNE 30,
                                                                                   2004           2003           2004
                                                                               -----------   -------------   -----------
                                                                                             (AS RESTATED)
                                                                                              (SEE NOTE 1)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 4,979,766    $ 1,598,221    $ 1,322,702
   Accounts and notes receivable, less $257,143, $216,159, and $300,814,
      respectively, allowance for bad debt                                      13,065,766     12,470,289      6,729,020
   Derivative assets                                                               124,131        207,343        199,248
   Natural gas and propane inventories                                           7,896,274      4,456,921      5,183,046
   Materials and supplies                                                          411,662        379,353        350,764
   Prepayments and other                                                           324,837        496,535        370,379
   Deferred income taxes                                                         1,036,532      1,139,829        526,899
   Income tax receivable                                                           999,451      1,881,027      1,268,243
   Recoverable cost of gas purchases                                               564,575      1,099,197        788,407
                                                                               -----------    -----------    -----------
      Total current assets                                                      29,402,994     23,728,715     16,738,708

PROPERTY, PLANT AND EQUIPMENT, NET                                              38,874,483     38,473,678     38,605,644
NOTE RECEIVABLE                                                                    253,944        461,060        407,538
DEFERRED CHARGES                                                                 5,062,031      5,661,271      5,488,415
OTHER ASSETS                                                                       165,187        247,956        204,772
                                                                               -----------    -----------    -----------
TOTAL ASSETS                                                                   $73,758,639    $68,572,680    $61,445,077
                                                                               ===========    ===========    ===========
                         LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
   Current portion of long-term debt                                           $ 2,977,891    $   537,533    $   972,706
   Line of credit                                                               14,629,304     20,629,304      6,729,304
   Accounts payable                                                              3,768,601      4,104,642      3,611,080
   Derivative liabilities                                                        2,304,963      1,032,034      1,684,676
   Accrued and other current liabilities                                         8,138,341      3,886,066      3,726,982
                                                                               -----------    -----------    -----------
      Total current liabilities                                                 31,819,100     30,189,579     16,724,748
                                                                               -----------    -----------    -----------

OTHER OBLIGATIONS:
   Deferred income taxes                                                         4,763,007      5,146,630      4,529,381
   Deferred investment tax credits                                                 323,813        344,875        334,344
   Other long-term liabilities                                                   4,606,799      4,541,160      4,758,893
                                                                               -----------    -----------    -----------
      Total other obligations                                                    9,693,619     10,032,665      9,622,618
                                                                               -----------    -----------    -----------

   LONG-TERM DEBT                                                               19,400,793     14,688,684     21,697,286
                                                                               -----------    -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 4 AND 7)

STOCKHOLDERS' EQUITY:

   Common stock; $.15 par value, 3,500,000 shares authorized,
      2,599,438; 2,595,250 and 2,598,506 shares outstanding at December 31,
      2004, 2003, and June 30, 2004 respectively                                   389,923        389,294        389,783
   Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares
      outstanding                                                                       --             --             --
   Capital in excess of par value                                                5,083,232      5,056,425      5,077,687
   Retained earnings                                                             7,371,972      8,216,033      7,932,955
                                                                               -----------    -----------    -----------
     Total stockholders' equity                                                 12,845,127     13,661,752     13,400,425
                                                                               -----------    -----------    -----------
TOTAL CAPITALIZATION                                                            32,245,920     28,350,436     35,097,711
                                                                               -----------    -----------    -----------
TOTAL LIABILITIES AND CAPITALIZATION                                           $73,758,639    $68,572,680    $61,445,077
                                                                               ===========    ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ENERGY WEST, INCORPORATED AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       DECEMBER 31,                  DECEMBER 31,
                                               ---------------------------   ---------------------------
                                                   2004           2003           2004           2003
                                               -----------   -------------   -----------   -------------
                                                             (AS RESTATED)                 (AS RESTATED)
                                                              (SEE NOTE 1)                  (SEE NOTE 1)
REVENUES:
   Natural gas operations                      $14,228,550    $12,665,598    $19,436,226    $ 17,328,606
   Propane operations                            3,022,491      2,141,177      3,875,102       3,323,078
   Gas and electric--wholesale                   5,535,177      7,722,500     11,257,684      14,255,691
   Pipeline operations                             101,931         96,416        186,286         205,766
                                               -----------    -----------    -----------    ------------
      Total revenues                            22,888,149     22,625,691     34,775,298      35,113,141
                                               -----------    -----------    -----------    ------------

EXPENSES:
   Gas purchased                                12,318,308     10,350,050     16,177,664      14,094,032
   Gas and electric--wholesale                   5,344,597      7,559,897     11,128,265      13,246,928
   Distribution, general, and administrative     2,557,149      2,928,240      4,852,833       5,501,965
   Maintenance                                     160,837        115,086        293,631         224,420
   Depreciation and amortization                   587,954        614,842      1,182,270       1,232,474
   Taxes other than income                         383,634        164,618        767,443         428,480
                                               -----------    -----------    -----------    ------------
      Total expenses                            21,352,479     21,732,733     34,402,106      34,728,299
                                               -----------    -----------    -----------    ------------

OPERATING INCOME                                 1,535,670        892,958        353,192         384,842

OTHER INCOME                                       141,295         65,790        207,470         258,407

INTEREST EXPENSE                                   721,945        647,013      1,474,189       1,093,110
                                               -----------    -----------    -----------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                  955,020        311,735       (913,527)       (449,861)

INCOME TAX EXPENSE (BENEFIT)                       388,623        113,108       (358,230)       (154,868)
                                               -----------    -----------    -----------    ------------

NET INCOME (LOSS)                              $   566,397    $   198,627    $  (555,297)   $   (294,993)
                                               ===========    ===========    ===========    ============
INCOME (LOSS) PER COMMON SHARE:
   Basic                                       $      0.22    $      0.08    $     (0.21)   $      (0.11)
   Diluted                                     $      0.22    $      0.08    $     (0.21)   $      (0.11)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic                                         2,598,937      2,595,641      2,598,937       2,595,641
   Diluted                                       2,598,937      2,595,641      2,598,937       2,595,641

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                   ENERGY WEST, INCORPORATED AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              2004           2003
                                                          -----------   --------------
                                                                        (AS RESTATED)
                                                                         (SEE NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $  (555,297)   $   (294,993)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization, including deferred
         charges and financing costs                        1,599,010       1,442,785
      Gain on sale of assets                                       --        (333,988)
      Investment tax credit                                   (10,531)        (10,531)
      Deferred gain on sale of assets                         (11,814)        (11,814)
      Deferred income taxes                                  (276,006)        213,927
      Changes in assets and liabilities:
         Accounts and notes receivable                     (6,183,152)     (4,598,656)
         Derivative assets                                     75,117         416,293
         Natural gas and propane inventories               (2,713,228)     (3,418,231)
         Accounts payable                                     157,522      (4,737,139)
         Derivative liabilities                               620,287         167,104
         Recoverable/refundable cost of gas purchases         223,831         (32,088)
         Prepayments and other                                 45,542        (143,553)
         Other assets & liabilities                         1,028,919      (2,003,788)
                                                          -----------    ------------
           Net cash used in operating activities           (5,999,800)    (13,344,672)
                                                          -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction expenditures                               (1,507,112)     (1,055,820)
   Proceeds from sale of assets                                    --         840,216
   Customer advances received for construction                 26,260          13,600
   Increase from contributions in aid of
      construction                                             29,782           2,133
                                                          -----------    ------------
         Net cash used in investing activities             (1,451,070)       (199,871)
                                                          -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                              (291,308)       (140,606)
   Debt issuance cost                                              --      (1,180,114)
   Proceeds from lines of credit                            8,900,000      27,832,346
   Repayments of lines of credit                           (1,000,758)    (13,307,630)
   Proceeds from other short term borrowings                3,500,000              --
                                                          -----------    ------------
         Net cash provided by financing activities         11,107,934      13,203,996
                                                          -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,657,064        (340,547)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                      1,322,702       1,938,768
                                                          -----------    ------------
   End of period                                          $ 4,979,766    $  1,598,221
                                                          ===========    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                December 31, 2004

Note 1 - Restatement of Financial Results and Summary of the Business

Restatement of Financial Results

As previously disclosed in its Annual Report on Form 10-K, the Company has corrected its accounting and previous valuation of certain contracts of Energy West Resources, Inc. ("EWR") and, as a result, restated the accompanying unaudited condensed consolidated financial statements as of December 31, 2003 and for the three and six month periods ended December 31, 2003.

The Company's review of EWR's contracts included an evaluation of a gas purchase agreement and a gas sales agreement entered into during fiscal year 2002 involving counterparties who are affiliated with each other. The gas purchase agreement had previously been reflected in the Company's financial statements as a derivative asset. The gas sales agreement was previously classified by the Company as a normal sales contract, and therefore was not reflected on the Company's financial statements as a derivative liability. The Company determined that a shorter period similar to that of the gas sales agreement should have been used in the determination of the fair value of the gas purchase agreement and that the gas sales agreement does not qualify for the "normal purchase and sale" exception. As a result, the condensed consolidated financial statements for the period ended December 31, 2003 have been restated to reflect a significantly reduced fair value for the gas purchase agreement and the gas sales agreement as a derivative liability at its estimated fair value.

None of the adjustments affects the Company's cash flows or cash balances. The Company's cumulative gain (loss) in the portfolio of contracts valued on a mark-to-market basis will be realized in later periods as contracts settle or are performed and/or as natural gas prices change.

As discussed in the table that follows, the condensed consolidated balance sheet at December 31, 2003, and the condensed consolidated statements of operations for the quarter ended December 31, 2003 and the six months ended December 31, 2003, have been restated from amounts previously reported to reflect the reclassification and revaluation of the gas purchase and gas sale contracts discussed above.

 A summary of the significant effects of the restatement is as follows:

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                            DECEMBER 31, 2003           DECEMBER 31, 2003
                                        -------------------------   -------------------------
                                             AS                          AS
                                         PREVIOUSLY                  PREVIOUSLY
                                          REPORTED    AS RESTATED     REPORTED    AS RESTATED
                                        -----------   -----------   ------------  -----------
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
Gas and electric - wholesale*           $ 8,297,247   $ 7,722,500   $14,622,547   $14,255,691
Total revenues                           22,811,826    22,625,691    35,091,385    35,113,141
Operating income                          1,079,093       892,958       363,086       384,842
Income (loss) before taxes                  497,870       311,735      (471,617)     (449,861)
Income tax expense (benefit)                184,696       113,108      (163,235)     (154,868)
Net income (loss)                           313,174       198,627      (308,382)     (294,993)
Income (loss) per common share:
Basic                                          0.12          0.08         (0.12)        (0.11)
Diluted                                        0.12          0.08         (0.12)        (0.11)

                                         AS OF DECEMBER 31, 2003
                                        -------------------------
                                            AS
                                        PREVIOUSLY
                                         REPORTED     AS RESTATED
                                        -----------   -----------
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
Derivative assets                       $ 2,218,412   $   207,343
Deferred income taxes                       309,679     1,139,829
Total current assets*                    24,270,812    23,728,715
LIABILITIES AND CAPITALIZATION
Derivative liabilities                      884,628     1,032,034
Total current liabilities*               29,356,145    30,189,579
Retained earnings                         9,544,357     8,216,033
Total stockholders' equity               14,990,077    13,661,752

* Amounts reflect reclassification adjustment to conform to current year presentation as previously reported.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2004 and the six month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Certain non-regulated, non-utility operations are conducted by three wholly owned subsidiaries of the Company: Energy West Propane, Inc. ("EWP"); EWR; and Energy West Development, Inc. ("EWD"). EWP is engaged in wholesale and retail distribution of bulk propane in Arizona.

EWR conducts certain marketing activities involving the sale of natural gas in Montana and Wyoming and electricity in Montana, and owns certain natural gas production properties in Montana. EWD owns a natural gas gathering system that is located in both Montana and Wyoming and an interstate natural gas transportation pipeline that runs between Montana and Wyoming. EWD also owns natural gas production properties in Montana. The Company's reporting segments are: Natural Gas Operations, Propane Operations, EWR and Pipeline Operations. EWD began operations of an interstate natural gas transmission pipeline on July 1, 2003. The revenue and expenses associated with this transmission pipeline are included in the Pipeline Operations segment.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. The revised statement requires public entities to measure liabilities incurred to employees in share-based payment transactions at fair value. This Statement is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Management is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.

Reclassification

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

As of December 31, 2004, these derivative contracts were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                        ASSETS    LIABILITIES
                                                       --------   -----------
Contracts maturing during fiscal year 2005             $105,274    $1,153,123
Contracts maturing during fiscal years 2006 and 2007         --       844,828
Contracts maturing during fiscal years 2008 and 2009     18,857       307,012
                                                       --------    ----------
Total                                                  $124,131    $2,304,963
                                                       ========    ==========

During the first six months of fiscal year 2005, the Company entered into two new contracts that require mark-to-market accounting under Statement of Financial Accounting Standards ("SFAS") No. 133 (See Note 4).

Natural Gas and Propane Operations -- In the case of the Company's regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in "Recoverable Cost of Gas Purchases", pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of December 31, 2004, the Company's regulated operations have no contracts meeting the mark-to-market accounting requirements.

NOTE 3 - INCOME TAXES

Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income (loss) as demonstrated in the following table:

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       DECEMBER 31,               DECEMBER 31,
                                                                 ------------------------  ------------------------
                                                                   2004          2003         2004          2003
                                                                 --------   -------------  --------   -------------
Tax expense (benefit) at statutory rate of 35%                   $336,103     $115,347     $(316,048)     $(149,372)
State income tax expense (benefit), net of federal tax benefit     39,074       15,538       (50,926)       (27,476)
Amortization of deferred investment tax credits                    (5,265)      (5,265)      (10,531)       (10,531)
Other                                                              18,711      (12,512)       19,275         32,511
                                                                 --------     --------     ---------      ---------
Total income tax expense (benefit)                               $388,263     $113,108     $(358,230)     $(154,868)
                                                                 ========     ========     =========      =========

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

The Company substantially restructured its credit facilities during fiscal year 2004. On September 30, 2003, the Company established a $23.0 million revolving credit facility with LaSalle Bank National Association (the "Lender"), replacing a previous short-term line of credit. The Montana Public Service Commission ("MPSC") order granting approval of the $23.0 million credit facility restricts the use of the proceeds to utility purposes, and requires the Company to provide monthly reports to the MPSC with respect to the financial condition of the Company. The Company continues to be subject to these MPSC requirements.

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

As of August 30, 2004, the Company and the Lender amended certain covenants under the LaSalle Facility as follows: (1) increased the total debt to capital ratio from .65 to .70, (2) allowed the exclusion of extraordinary expenses incurred by the Company for legal fees and costs of the PPL Montana, LLC ("PPLM") litigation, expenses and costs associated with the credit facilities, proxy contest costs, and the costs of adoption of the shareholder rights plan, in determining the interest coverage ratio, and (3) waived compliance with the ratios referred to in (1) and (2) above as of June 30, 2004 in addition to a shareholder's acquisition of more than 15% of the outstanding common stock of the Company.

As of November 30, 2004, the Company executed an agreement with the Lender providing for (i) an extension of the revolving facility until November 28, 2005; (ii) an extension of the date to consummate infusions of new equity of at least $2.0 million and to repay the $2.0 million term loan to October 1, 2005;
(iii) a conditional waiver of the deadline to deliver audited financial statements for fiscal year 2004 and the deadline to deliver financial statements for the fiscal quarter ended September 30, 2004; (iv) a waiver of the technical default that otherwise would have been caused by the restatement of financial results of prior periods; (v) modification of interest rates applicable to the $2.0 million term loan; (vi) a limitation of $1.0 million on total loans and additional capital investment from the Company to EWR; and (vii) waivers of certain financial covenant defaults as of September 30, 2004.

As of February 14, 2005, the Lender under the LaSalle Facility waived compliance with the total debt to capital ratio as of December 31, 2004. In addition, the Lender waived compliance with financial covenants relating to the interest coverage ratio and indebtedness to third parties which resulted from the Company's sale of gas inventory in the second quarter and related agreement to purchase gas in the third quarter.

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

Under the LaSalle Facility the Company may elect to pay interest on portions of the amounts outstanding under the $15.0 million revolving line of credit at the London interbank offered rate (LIBOR), plus 250 basis points, for interest periods selected by the Company. For all other balances outstanding under the $15.0 million revolving line of credit, the Company pays interest at the rate publicly announced from time to time by LaSalle Bank as its "prime rate" (the "Prime Rate"). For the $6.0 million term loan under the LaSalle Facility, the Company may elect to pay interest at either the applicable LIBOR rate plus 350 basis points ("bps") or at the Prime Rate plus 200 bps. For the $2.0 million term loan under the LaSalle Facility, the Company pays interest at the Prime Rate plus 200 bps through March 31, 2005; the Prime Rate plus 300 bps from April 1, 2005 through June 30, 2005; and the Prime Rate plus 400 bps from and after July 1, 2005. The Company also pays a commitment fee of 35 bps for the daily unutilized portion of the $15.0 million revolving credit facility.

During the quarter ended September 30, 2004, the Company entered into an interest rate swap agreement related to the LaSalle Facility. The interest rate swap agreement converts a declining notional amount of variable rate debt to a fixed rate of 7.4%. The amortizing notional principal amount begins at $2,933,333 on August 9, 2004 and amortizes to $2,016,666 as of March 31, 2009.
The effect of the interest rate swap, therefore, is to fix the rate of interest at 7.4% for that portion of the $6.0 million term loan under the LaSalle Facility.

The LaSalle Facility requires the Company to maintain compliance with a number of financial covenants, including meeting limitations on annual capital expenditures and maintaining a total debt to total capital ratio and an interest coverage ratio, as defined. At December 31, 2004, the Company was in compliance with the financial covenants under the LaSalle Facility other than the total debt to capital ratio, which was waived by the Lender. The LaSalle Facility also restricts the Company's ability to pay dividends during any period to a certain percentage of cumulative earnings of the Company over that period, and restricts open positions and Value at Risk (VaR) in the Company's wholesale operations.

At December 31, 2004, the Company had approximately $5.0 million of cash on hand. In addition, at December 31, 2004, the Company had borrowed approximately $14.6 million under the LaSalle Facility revolving line of credit. The Company's short-term borrowings under its lines of credit during the three months ended December 31, 2004 had a daily weighted average interest rate of 5.54% per annum. The Company's net availability at December 31, 2004, was approximately $0.4 million under the LaSalle Facility revolving line of credit.

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

The total amount outstanding under all of the Company's long-term debt obligations was approximately $22.4 million and $15.2 million, at December 31, 2004 and December 31, 2003, respectively. The portion of such obligations due within one year was approximately $2,978,000 and $538,000 at December 31, 2004, and December 31, 2003, respectively.

During November 2004, the Company sold gas held in inventory for $3,500,000 and entered into a gas purchase agreement to repurchase the same quantity of gas during January 2005 with the same counterparty for $3,580,000. The Company accounted for the agreement as a financing transaction. Accordingly, the proceeds from the sale are recorded as a short term borrowing, the related gas inventory is included in the Company's gas inventory, and the Company recorded the difference between sale and repurchase price as interest expense in the accompanying unaudited condensed consolidated financial statements.

The Company also recognized the fair value of the gas purchase agreement as a derivative liability as of December 31, 2004. The fair value of the gas purchase agreement as of December 31, 2004 was $743,500 and is reflected as a reduction of revenue in the accompanying unaudited condensed consolidated financial statements.

During January 2005, the Company repurchased the gas for $3,580,000 in accordance with the terms of the gas purchase agreement. In accordance with mark-to-market accounting, the Company reversed the derivative liability upon the fulfillment of its obligation under the gas purchase agreement and will reflect the related revenue of $743,500 in the unaudited condensed consolidated financial statements for the three months ending March 31, 2005. Therefore, the net effect of these two transactions for fiscal year 2005 will be an increase to interest expense of $80,000.

NOTE 5 - NOTE RECEIVABLE

On August 21, 2003, EWP sold the majority of its wholesale propane assets in Montana and Wyoming consisting of approximately $782,000 in storage and other related assets and approximately $352,000 in inventory and accounts receivable. The Company received cash of $750,000 and a promissory note for approximately $620,000 to be repaid over a four year period, which is secured by the wholesale propane assets sold. The balance due on the promissory note as of December 31, 2004 was approximately $409,000, of which $254,000 is included in Long-Term Notes Receivable and the balance is included in Current Assets.

NOTE 6 -- DEFERRED CHARGES

Deferred Charges consist of the following:

                                              DECEMBER 31,   DECEMBER 31,    JUNE 30,
                                                  2004           2003          2004
                                              ------------   ------------   ----------
Regulatory asset for property taxes            $2,690,505     $2,880,448    $2,806,660
Regulatory asset for income taxes                 458,753        458,753       458,753
Regulatory asset for deferred environmental
   remediation costs                              472,119        496,253       485,066
Other regulatory assets                            75,152         81,603        77,858
Unamortized debt issue costs                    1,365,502      1,744,214     1,660,078
                                               ----------     ----------    ----------
Total                                          $5,062,031     $5,661,271    $5,488,415
                                               ==========     ==========    ==========

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

At December 31, 2004, the Company had incurred cumulative costs of approximately $1,963,000 in connection with its evaluation and remediation of the site. On May 30, 1995, the Company received an order from the MPSC allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 2004, the Company had recovered approximately $1,491,000 through such surcharges.

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

The Company initially determined that it was entitled to recover the amounts paid in connection with the DOR settlement through future rate adjustments as a result of legislation permitting "automatic adjustments" to rates to recover such property tax increases. The MPSC, however, interpreted the new legislation as allowing recovery of only a portion of the higher property taxes. Rates recovering the portion of the higher taxes permitted under the MPSC's interpretation of the legislation went into effect on January 1, 2004. The Company has since obtained rate relief which includes full recovery of the property tax associated with the DOR settlement.

NOTE 8 - SEGMENTS OF OPERATIONS

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                         DECEMBER 31                  DECEMBER 31
                                  -------------------------   --------------------------
                                     2004          2003          2004           2003
                                  ----------  -------------   ----------   -------------
Gross margin (operating revenue
   less cost of gas purchased):
Natural gas operations            $3,575,172   $3,343,439     $5,328,788    $5,008,476
Propane operations                 1,357,561    1,113,286      1,804,876     1,549,176
EWR                                  190,580      162,603        129,419     1,008,763
Pipeline operations                  101,931       96,416        186,286       205,766
                                  ----------   ----------     ----------    ----------
                                   5,225,244    4,715,744      7,449,369     7,772,181
                                  ----------   ----------     ----------    ----------

Operating income (loss):
Natural gas operations             1,137,072      777,953        582,037      (122,489)
Propane operations                   595,668      248,199        321,273        75,817
EWR                                 (260,935)    (174,402)      (651,516)      332,343
Pipeline operations                   63,865       41,208        101,398        99,171
                                  ----------   ----------     ----------    ----------
                                   1,535,670      892,958        353,192       384,842
                                  ----------   ----------     ----------    ----------

Net income (loss):
Natural gas operations               424,934      238,485       (213,319)     (469,527)
Propane operations                   307,355       84,107        106,619       (59,739)
EWR                                 (198,972)    (154,613)      (491,937)      108,808
Pipeline operations                   33,080       30,648         43,340       125,465
                                  ----------   ----------     ----------    ----------
                                  $  566,397   $  198,627     $ (555,297)   $ (294,993)
                                  ==========   ==========     ==========    ==========

NOTE 9 - ACCRUED AND OTHER CURRENT LIABILITIES

     Accrued and other current liabilities consist of the following:

                                                    DECEMBER 31,    DECEMBER 31,    JUNE 30,
                                                        2004            2003          2004
                                                    ------------   -------------   ----------
Property tax settlement--current portion (Note 7)    $  243,000      $  243,000    $  243,000
Payable to employee benefit plans                       340,982         309,482       545,375
Accrued vacation                                        402,723         438,008       394,219
Customer deposits                                       429,987         431,407       407,635
Accrued incentives                                      616,865         788,594       524,642
Accrued interest                                        108,870         172,573       103,047
Accrued taxes other than income                         648,373         580,530       520,536
Deferred payments from levelized billing              1,045,682         641,497       496,897
Other short-term borrowing                            3,500,000              --            --
Other                                                   801,859         280,975       491,631
                                                     ----------      ----------    ----------
Total                                                $8,138,341      $3,886,066    $3,726,982
                                                     ==========      ==========    ==========

NOTE 10 - OTHER LONG TERM LIABILITIES

Other long-term liabilities consist of the following:

                                                    DECEMBER 31,    DECEMBER 31,    JUNE 30,
                                                        2004            2003          2004
                                                    ------------   -------------   ----------
Asset retirement obligation                          $  602,351      $  570,947    $  586,229
Contribution in aid of construction                   1,255,321       1,068,937     1,225,539
Customer advances for construction                      629,849         551,610       603,589
Accumulated postretirement obligation                   299,656         235,068       269,100
Deferred gain on sale leaseback of assets                35,453          59,081        47,267
Regulatory liability for income taxes                    83,161          83,161        83,161
Property tax settlement  (Note 7)                     1,701,008       1,942,249     1,944,008
Other                                                        --          30,107            --
                                                     ----------      ----------    ----------
Total                                                $4,606,799      $4,541,160    $4,758,893
                                                     ==========      ==========    ==========

NOTE 11 - SUBSEQUENT EVENT

On January 3, 2005, EWR elected its one time option to reclassify certain sale contracts which had previously been classified as mark-to-market derivative contracts under SFAS No. 133. The contracts were reclassified as "normal purchase and sale" contracts. The derivative liability on these contracts as of January 3, 2005 was $1,238,765. This amount will be amortized into revenue over the life of the existing sales contracts, which is approximately 4 years.

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

The regulatory structure in which the Company operates is in transition. Legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. The changes in the gas industry have allowed certain customers to negotiate gas purchases directly with producers or brokers. To date, open access in the gas industry has not had a negative impact on earnings or cash flow of the Company's regulated segment. The Company's regulated natural gas and propane vapor operations follow Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation," and the financial statements reflect the effects of the different rate-making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities). If the Company's natural gas and propane vapor operations were to discontinue the application of SFAS No. 71, the accounting impact would be an extraordinary, non-cash charge to operations that could be material to the financial position and results of operation of the Company. However, the Company is unaware of any circumstances or events in the foreseeable future that would cause it to discontinue the application of SFAS No. 71.

Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties of their contractual obligations under various instruments with the Company. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants which have a direct or indirect relationship with such counterparty. The Company seeks to mitigate credit risk by evaluating the financial strength of potential counterparties. However, despite mitigation efforts, defaults by counterparties may occur from time to time.

Among the risks involved in natural gas marketing is the risk of nonperformance by counterparties to contracts for purchase and sale of natural gas. EWR is party to certain contracts for purchase or sale of natural gas at fixed prices for fixed time periods. Some of these contracts are recorded as derivatives, valued on a mark-to-market basis. At December 31, 2004, the net fair value of the contracts was a derivative liability of approximately $2.2 million.

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

- The impact of FERC and state public service commission statutes and regulations, including allowed rates of return, and the resolution of other regulatory matters;

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

Energy West Resources,Inc.    Market approximately 3 billion cubic feet ("BCF")
(EWR)                         of natural gas to commercial and industrial
                              customers in Montana and Wyoming and manage
                              midstream supply and production assets for
                              transportation customers and utilities. EWR also
                              has an ownership interest in production and
                              gathering assets.

Pipeline Operations (Energy   Owns the Shoshone interstate and the Glacier
West Development, Inc.        gathering pipeline assets located in Montana and
(EWD))                        Wyoming. Certain natural gas producing wells owned
                              by EWD are being operated, managed, and reported
                              in EWR.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
DECEMBER 31, 2004

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and Notes thereto and other financial information included elsewhere in this report and the Company's Annual Report on Form 10-K for the year ended June 30, 2004. The following gives effect to the restatement of the unaudited condensed consolidated financial statements as of December 31, 2003 and for the three and six month periods ended December 31, 2003 as described in
Note 1 to the unaudited condensed consolidated financial statements. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

FISCAL QUARTER ENDED DECEMBER 31, 2004 COMPARED TO FISCAL QUARTER ENDED DECEMBER 31, 2003

Net Income

The Company's net income for the second quarter of fiscal year 2005 was $566,000 compared to net income of $199,000 in the second quarter of fiscal year 2004, an increase of $367,000. This increase was primarily due to rate increases in the Natural Gas Division and higher sales volumes in the Propane Division.

Revenues

The Company's revenues for the second quarter of fiscal year 2005 were $22,888,000 compared to $22,626,000 in the second quarter of fiscal year 2004, an increase of $262,000. EWR gas revenues decreased by $2,188,000 due to a decrease in volumes sold, a decrease in electric revenue and a decrease in production revenue, offset by a $152,000 favorable change in the fair value of derivatives under mark-to-market accounting. The increase in revenues of the Natural Gas Operations was $1,563,000 due primarily to a $1,331,000 rise in gas costs and $232,000 in rate relief from the 2004 general rate filing. Propane Operations experienced an increase in revenues of $881,000 due to higher sales volumes and prices.

Gross Margin

Gross margin, which is defined as revenue less gas purchases and costs of gas and electricity (wholesale), increased $509,000 from $4,716,000 in the second quarter of fiscal year 2004 to $5,225,000 in the second quarter of fiscal year 2005. EWR's margin increased by $28,000 due to a mark-to-market gain of $152,000 as a result of a change in derivative values, and an increase in electricity margin. These increases were offset by a $140,000 decrease primarily attributable to the reduction in gas margin. The Propane Operations' margins increased $244,000 due primarily to increases in volumes and prices in Arizona offset by margin decreases from the sale of wholesale propane assets of Rocky Mountain Fuels ("RMF") in August 2003. Natural Gas margins increased $232,000 primarily due to rate relief related to the 2004 general rate filing in Great Falls. The Pipeline Operation experienced a gross margin increase of $6,000 due to the re-opening of the Glacier line and new shippers on the line.

Expenses Other Than Gas Purchased

Expenses other than gas purchased decreased by $133,000, from $3,823,000 in the second quarter of fiscal year 2004 to $3,690,000 in the second quarter of fiscal year 2005. The primary reasons for this change were (1) decreases of $373,000 for legal and professional fees incurred during the second quarter of fiscal year 2005, which include fees related to the accounting restatement, compared to fees related to the proxy contest and bank financing costs incurred in the second quarter of fiscal year 2004, (2) decreases in depreciation expense of $31,000, partially offset by (3) increases in taxes other than income of $219,000, primarily due to higher property taxes. These increases in property taxes are being recovered in rates.

Other Income

Other income for the second quarter of fiscal year 2005 was $141,000 compared to $66,000 for the second quarter of fiscal year 2004, an increase of $75,000. EWR settled a dispute resulting in $58,000 of other income, which increased $61,000 from the second quarter of fiscal year 2004. Other Propane income of $9,000 increased primarily due to interest income generated from the sale of propane assets that occurred on August 21, 2003. Other Natural Gas income had an increase of $6,000.

Interest Expense

Interest expense for the second quarter of fiscal year 2005 was $722,000 compared to $647,000 for the second quarter of fiscal year 2004, an increase of $75,000 due to increased borrowings and higher interest rates in fiscal year 2005.

Income Tax Expense

Income tax expense for the second quarter of fiscal year 2004 was $113,000 compared to $389,000 for the second quarter of fiscal year 2005, an increase of $276,000. This increase was due to higher pretax income in the second quarter of fiscal year 2005.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

Net Loss

The Company's net loss for the first six months of fiscal year 2005 was $555,000 compared to a net loss of $295,000 in the first six months of fiscal year 2004, an increase of $260,000. This increase was primarily due to lower gross margins totaling $323,000, an increase in interest expense of $381,000 and a decrease in other income of $51,000, partially offset by decreased operating expenses of $291,000 and a decrease in income taxes of $203,000.

Revenues

The Company's revenues for the first six months of fiscal year 2005 were $34,755,000 compared to $35,113,000 in the first six months of fiscal year 2004, a decrease of $358,000. The increase in Natural Gas Operations was $2,107,000 due primarily to a $1,787,000 rise in gas costs and $320,000 in rate relief from the 2004 general rate filing. EWR revenues decreased by $2,998,000 due to a decrease in volumes sold, a decrease of $131,000 due to an unfavorable change in the fair value of derivatives under mark-to-market accounting, and decreases in electric and production revenue. The Propane Operations experienced an increase of $552,000 due to higher sales volume and prices.

Gross Margin

Gross margin, which is defined as revenue less gas purchases and costs of gas and electricity (wholesale), decreased $323,000, from $7,772,000 in the first six months of fiscal year 2004 to $7,449,000 in the first six months of fiscal year 2005. EWR's margin decreased by $879,000 due to lower volumes, a $131,000 decrease due to an unfavorable change in the fair value of derivatives under mark-to-market accounting, and decreases in electric and production margin. Natural Gas margins increased $320,000 primarily due to rate relief related to the 2004 general rate filing in Great Falls. The Propane Operations margin increased $256,000 due primarily to increases in volumes and prices in Arizona offset by the loss of margins due to the sale of the wholesale propane assets of RMF in August 2003. EWD experienced a gross margin decrease of $20,000 due to the Glacier line being out of operation part of the year.

Expenses Other Than Gas Purchased

Expenses other than gas purchased decreased by $291,000, from $7,387,000 in the first six months of fiscal year 2004 to $7,096,000 in the first six months of fiscal year 2005. The primary reasons for this change were (1) decreases of $736,000 for legal and professional fees incurred during the first six months of fiscal year 2005, which includes fees related to the accounting restatement, compared to fees related to the proxy contest, bank financing and PPLM litigation costs incurred in the first six months of fiscal year 2004, (2) a net decrease in depreciation expense of $50,000, offset by (3) increases in taxes other than income of $339,000, primarily due to higher property taxes (which are recovered in rates), (4) increases in general and administrative expenses of $87,000.

Other Income

Other Income for the first six months of fiscal year 2005 was $207,000 compared to $258,000 for the first six months of fiscal year 2004, a decrease of $51,000. The Pipeline Operations had a decrease of $121,000 due to the sale of certain non-operating real estate assets located in Montana during the first six months of fiscal year 2004. EWR had an increase of $58,000 from a contract settlement. Other income in the Propane Operations of $25,000 increased primarily due to interest income generated from the sale of propane assets that occurred on August 21, 2003. Natural Gas Operations had a decrease in other income of $13,000 due to the sale of vehicles during the six months ended December 31, 2003.

Interest Expense

Interest expense for the first six months of fiscal year 2005 was $1,474,000 compared to $1,093,000 for the first six months of fiscal year 2004, an increase of $381,000, due to increased borrowings and higher interest rates in fiscal year 2005.

Income Tax Benefit

Income tax benefit for the first six months of fiscal year 2004 was $155,000 compared to an income tax benefit of $358,000 for the first six months of fiscal year 2005, an increase of $203,000. This increase was due to a higher pretax loss in the first six months of fiscal year 2005, compared to the first six months of fiscal year 2004.

OPERATING RESULTS OF THE COMPANY'S NATURAL GAS OPERATIONS

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  DECEMBER 31,                  DECEMBER 31,
                                          ---------------------------   ---------------------------
                                              2004           2003           2004           2003
                                          -----------   -------------   -----------   -------------
Natural Gas Revenues                      $14,228,550    $12,665,598    $19,436,226    $17,328,606
Natural Gas Purchased                      10,653,378      9,322,159     14,107,438     12,320,130
                                          -----------    -----------    -----------    -----------

Gross Margin                                3,575,172      3,343,439      5,328,788      5,008,476
Operating Expenses                          2,438,100      2,565,486      4,746,751      5,130,965
                                          -----------    -----------    -----------    -----------

Operating Income (Loss)                     1,137,072        777,953        582,037       (122,489)
Other Income                                   33,558         27,459         47,704         60,934
                                          -----------    -----------    -----------    -----------
Income (Loss) Before Interest and Taxes   $ 1,170,630    $   805,412    $   629,741    $   (61,555)
                                          ===========    ===========    ===========    ===========

FISCAL QUARTER ENDED DECEMBER 31, 2004 COMPARED TO FISCAL QUARTER ENDED DECEMBER 31, 2003

Natural Gas Revenues and Gross Margin

Operating revenues for the second quarter of fiscal year 2005 were approximately $14,229,000 compared to approximately $12,666,000 for the second quarter of fiscal year 2004, an increase of approximately $1,563,000. The increase in revenues is primarily due to a $1,331,000 rise in gas costs and $232,000 in rate relief from the 2004 general rate filing.

Gas costs increased to $10,653,000 in the second quarter of fiscal year 2005 from $9,322,000 in the second quarter of fiscal year 2004, an increase of approximately $1,331,000, or 14%, due to higher commodity cost compared to the same quarter of the previous year.

Gross margin, which is defined as operating revenues less gas purchased, was approximately $3,575,000 for the second quarter of fiscal year 2005, compared to a gross margin of approximately $3,343,000 for the second quarter of fiscal year 2004. The increase of $232,000 in gross margin is primarily due to rate relief from the 2004 general rate filing in the Great Falls area, offset by warmer than normal weather in November and December of fiscal year 2005.

Natural Gas Operating Expenses

Operating expenses decreased approximately $127,000, from $2,565,000 in the second quarter of fiscal year 2004 to $2,438,000 in the second quarter of fiscal year 2005. The decrease in operating expenses is primarily a result of decreases of approximately $90,000 for legal and professional fees incurred during the second quarter of fiscal year 2005 compared to fees related to the proxy contest and bank financing costs incurred in the second quarter of fiscal year 2004.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

Natural Gas Revenues and Gross Margin

Natural gas operating revenues in the first six months of fiscal year 2005 were approximately $19,436,000 compared to approximately $17,329,000 for the first six months of fiscal year 2004, an increase of approximately 12%. The increase is primarily due to a $1,787,000 rise in gas costs and $320,000 in rate relief from the 2004 general rate filing.

Gas costs increased from $12,320,000 for the first six months of fiscal year 2003 to $14,107,000 for the first six months of fiscal year 2004, an increase of $1,787,000. This increase is due to higher prices of natural gas compared to the first six months of fiscal year 2004.

Gross margin, which is defined as operating revenues less gas purchased, was approximately $5,329,000 for the first six months of fiscal year 2005, compared to a gross margin of approximately $5,008,000 for the first six months of fiscal year 2004. The increase in margin is primarily related to rate relief generated from the 2004 general rate case in Great Falls offset by warmer than normal weather in November and December of fiscal year 2005.

Natural Gas Operating Expenses

Operating expenses from Natural Gas Operations decreased approximately $384,000, from $5,131,000 for first six months of fiscal year 2004 to $4,747,000 for the first six months of fiscal year 2005. The decrease in operating expenses is related primarily to decreases of (1) $503,000 for legal and financing activities associated with costs for a proxy contest, financing activities, and PPLM lawsuit incurred in the prior year, (2) $217,000 in general administrative and maintenance costs primarily due to salary reductions of $57,000, reduction in insurance expense of $50,000, and other cost saving measures, and (3) $7,000 decrease in depreciation. Offsetting these decreases is an increase in taxes other than income of $343,000 primarily related to property tax increases in Great Falls, which is being recovered through rates.

Natural Gas Other Income

Other income decreased from $61,000 for the first six months of fiscal year 2003 to $48,000 for the first six months of fiscal year 2004, a decrease of $13,000.

OPERATING RESULTS OF THE COMPANY'S PROPANE OPERATIONS

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                          DECEMBER 31,                  DECEMBER 31,
                                   --------------------------   --------------------------
                                      2004           2003          2004           2003
                                   ----------   -------------   ----------   -------------
Propane Revenues                   $3,022,491     $2,141,177    $3,875,102     $3,323,078
Propane Purchased                   1,664,930      1,027,891     2,070,226      1,773,902
                                   ----------     ----------    ----------     ----------

Gross Margin                        1,357,561      1,113,286     1,804,876      1,549,176
Operating Expenses                    761,893        865,087     1,483,603      1,473,359
                                   ----------     ----------     ---------     ----------

Operating Income                      595,668        248,199       321,273         75,817
Other Income                           51,202         42,340       103,231         77,935
                                   ----------     ----------    ----------     ----------
Income Before Interest and Taxes   $  646,870     $  290,539    $  424,504     $  153,752
                                   ==========     ==========    ==========     ==========

FISCAL QUARTER ENDED DECEMBER 31, 2004 COMPARED TO FISCAL QUARTER ENDED DECEMBER 31, 2003

Propane Operating Revenues and Gross Margin

Revenues for the second quarter of fiscal year 2005 were $3,022,000 compared to $2,141,000 for the second quarter of fiscal year 2004, an increase of $881,000 or 41%. This increase was primarily attributable to higher prices in the propane market and an increase in sales volumes of 27% due to colder weather in the Arizona market. RMF sold its wholesale propane assets during the first quarter of fiscal year 2004, and discontinued sales in the northwestern United States. RMF maintained one customer in Arizona after the sale, but had no sales to this customer in fiscal year 2004 due to a shortage of inventory in Arizona. In the second quarter of fiscal year 2005 however, RMF had sales of $251,000 to this customer in Arizona. Cost of sales for the second quarter of fiscal year 2005 were $1,665,000 compared to $1,028,000 in the second quarter of fiscal year 2004. This increase of $637,000 is due to increased prices and volumes. These factors combined to create a gross margin increase in the Propane Operations of $245,000, from $1,113,000 in the second quarter fiscal year 2004 to $1,358,000 in the second quarter of fiscal year 2005.

Propane Operating Expenses

Propane operating expenses for the second quarter of fiscal year 2005 were $762,000 compared to $865,000 for the second quarter of fiscal year 2004. This savings of $103,000 was primarily attributable to a $10,000 decrease in general and administrative expenses, a $2,000 decrease in maintenance expense, a $19,000 decrease in taxes other than income taxes, and a $74,000 decrease in legal and financing activities related to the proxy contest and financing costs, offset by a $3,000 increase in depreciation expense.

Propane Other Income

Other income increased $9,000 from $42,000 in the second quarter fiscal year 2004 to $51,000 in the second quarter fiscal year 2005, primarily due to interest income generated on the note receivable from the sale of propane assets that occurred on August 21, 2003.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

Propane Revenues and Gross Margin

Revenues for the first six months of fiscal year 2005 were $3,875,000 compared to $3,323,000 for the first six months of fiscal year 2004, an increase of $552,000 or 17%. The Arizona operations experienced an increase in volumes of 12% while RMF volumes decreased 64% due to the sale of wholesale propane assets on August 21, 2003, which resulted in the loss of customers in the northwestern United States. Coupled with the volume fluctuations were higher propane prices resulting in higher revenues per volume sold. Cost of sales for the first six months of fiscal year 2005 were $2,070,000 compared to $1,774,000 in the first six months of fiscal year 2004. This increase of $296,000 is due to increased prices and volumes. These factors combined to create a gross margin increase in the Propane Operations of $256,000, from $1,549,000 in the first six months of fiscal year 2004 to $1,805,000 in the first six months of fiscal year 2005.

Propane Operating Expenses

Propane operating expenses for the first six months of fiscal year 2005 were $1,484,000 compared to $1,473,000 for the first six months of fiscal year 2004. The sale of RMF's operating assets in August 2003 resulted in an offset to expenses of $185,000 in 2004 not repeated in fiscal year 2005. This increase was offset by to a $151,000 decrease from professional services in fiscal year 2004 that were related to the proxy contest, financing costs, and PPLM litigation, and a $23,000 decrease in depreciation, maintenance, and taxes other than income taxes.

Propane Other Income

Other income increased $25,000 from $78,000 in the first six months of fiscal year 2004 to $103,000 in the first six months of fiscal year 2005 primarily due to interest income on the note receivable generated from the sale of propane assets that occurred on August 21, 2003.

OPERATING RESULTS OF THE COMPANY'S EWR MARKETING OPERATIONS

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 DECEMBER 31,                  DECEMBER 31,
                                          --------------------------   ---------------------------
                                             2004           2003           2004           2003
                                          ----------   -------------   -----------   -------------
EWR Revenues                              $5,535,177     $7,722,500    $11,257,684    $14,255,691
EWR Purchases                              5,344,597      7,559,897     11,128,265     13,246,928
                                          ----------     ----------    -----------    -----------

Gross Margin                                 190,580        162,603        129,419      1,008,763
Operating Expenses                           451,515        337,005        780,935        676,420
                                          ----------     ----------    -----------    -----------

Operating Income (Loss)                     (260,955)      (174,402)      (651,516)       332,343
Other Income (Expense)                        56,535         (4,009)        56,535         (1,384)
                                          ----------     ----------    -----------    -----------
Income (Loss) Before Interest and Taxes   $ (204,400)    $ (178,411)   $  (594,981)   $   330,959
                                          ==========     ==========    ===========    ===========

FISCAL QUARTER ENDED DECEMBER 31, 2004 COMPARED TO FISCAL QUARTER ENDED DECEMBER 31, 2003

EWR Gas Revenues and Gross Margin

Revenues decreased by $2,188,000 from $7,723,000 in the second quarter of fiscal year 2004 to $5,535,000 in the second quarter of fiscal year 2005. Gas revenues decreased by $2,235,000 due to a 40% decrease in volumes sold, a $3,000 decrease in electric revenue and a decrease in net production of $102,000. The decreases were offset by $152,000 due to a favorable change in the fair value of derivatives under mark-to-market accounting.

Purchases decreased by $2,215,000 from $7,560,000 in the second quarter of fiscal year 2004 to $5,345,000 in the second quarter of 2005. Gas cost decreased by $2,195,000 due to a 37% decrease in volumes purchased. EWR also experienced a rise in the cost of electricity of $20,000.

Gross margin increased by $28,000. The increase is due to a mark-to-market gain of $152,000 as a result of the change in derivative values, and a $16,000 increase in electricity margin. The increases were offset by a decrease in gas margins of $112,000 due to a decrease in volumes sold, and by a decrease of $22,000 in production margin.

EWR Operating Expenses

Operating expenses increased by $115,000, from $337,000 in the second quarter of fiscal year 2004 to $452,000 in the second quarter of 2005. This increase is primarily due to an increase in professional services of $211,000 resulting from the review of the gas purchase and gas sale contracts and related accounting restatement. The increase is offset by a decrease of $15,000 in salary and employee benefits, $34,000 in overhead, $3,000 in bad debt expense, $24,000 in depreciation and depletion, $5,000 in cost of letters of credit, $5,000 in publications and business fees, $3,000 in taxes other than income, $3,000 for insurance and $4,000 in various general and administrative accounts.

EWR Other Income

Other income increased $61,000 due primarily to the settlement of a contract dispute.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

EWR Gas Revenues and Gross Margin

Revenues decreased by $2,998,000 from $14,256,000 in the first six months of fiscal year 2004 to $11,258,000 in the first six months of fiscal year 2005. Gas revenues decreased by $2,732,000 due to a 24% decrease in volumes sold, a decrease of $131,000 as a result of an unfavorable change in the fair value of derivatives under mark-to-market accounting, an $80,000 decrease in electric revenue, and a decrease in net production of $55,000.

Purchases decreased by $2,119,000 from $13,247,000 in the first six months of fiscal year 2004 to $11,128,000 in the first six months of fiscal year 2005. Gas cost decreased by $2,115,000 due to a 28% decrease in volumes purchased. EWR also experienced a rise in the cost of electricity of $4,000.

Margin decreased by $879,000 due to decreases of $653,000 in gas margin as a result of lower sales volumes, a $131,000 decrease due to an unfavorable change in the fair value of derivatives under mark-to-market accounting, a decrease in electric margin of $75,000 due primarily to the termination of an agreement under which the Company provided billing services, and a decrease in production margin of $20,000.

EWR Operating Expense

Operating expenses increased by $105,000, from $676,000 in the first six months of fiscal year 2004 to $781,000 in the first six months of fiscal year 2005. This increase is primarily due to an increase in professional services of $315,000 resulting from the review of the gas purchase and gas sale contracts and related accounting restatement, and a $3,000 increase in general and administrative expense. The increase is offset by a decrease of $57,000 in salary and employee benefits, $66,000 in overhead, $18,000 in bad debt expense, $37,000 in depreciation and depletion, $13,000 in cost of letters of credit, $7,000 decrease in publications and business fees, $4,000 in taxes other than income, $5,000 for insurance, and $6,000 in phone expenses.

EWR Other Income

Other income increased by $58,000 primarily due to the settlement of a contract dispute.

OPERATING RESULTS OF THE COMPANY'S PIPELINE OPERATIONS

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                         DECEMBER 31,               DECEMBER 31,
                                   ------------------------   ------------------------
                                     2004          2003         2004          2003
                                   --------   -------------   --------   -------------
Pipeline Revenues                  $101,931      $96,416      $186,286      $205,766
Pipeline Purchases                       --           --            --            --
                                   --------      -------      --------      --------

Gross Margin                        101,931       96,416       186,286       205,766
Operating Expenses                   38,066       55,208        84,888       106,595
                                   --------      -------      --------      --------

Operating Income                     63,865       41,208       101,398        99,171
Other Income                             --           --            --       120,922
                                   --------      -------      --------      --------
Income Before Interest and Taxes   $ 63,865      $41,208      $101,398      $220,093
                                   ========      =======      ========      ========

FISCAL QUARTER ENDED DECEMBER 31, 2004 COMPARED TO FISCAL QUARTER ENDED DECEMBER 31, 2003

Pipeline Gross Margin

Gross margin from Pipeline Operations increased by $6,000 from $96,000 in the second quarter of fiscal 2004 to $102,000 in the second quarter of fiscal year 2005. This increase is due to the re-opening of the Glacier line and new shippers.

Pipeline Operating Expenses

Operating expenses decreased by $17,000, from $55,000 in the second quarter of fiscal year 2004 to $38,000 in the second quarter of fiscal year 2005. This decrease was due primarily to decreases of $6,000 in labor, $9,000 in corporate overhead expenses, $1,000 in salary, $1,000 in maintenance, $3,000 in outside services and $2,000 in various general and administrative expense. The decrease was partially offset by a $3,000 increase in property taxes and a $2,000 increase in depreciation.

Pipeline Other Income

EWD had no other income in the second quarter of fiscal year 2004 or in fiscal year 2005.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

Pipeline Gross Margin

Gross margin from Pipeline Operations decreased by $19,000 from $206,000 in the second quarter of fiscal year 2004 to $186,000 in the second quarter of fiscal year 2005. The decrease is a result of the Glacier line being out of operation due to hydrocarbon and water dew points being out of specifications. EWD contracted with Summit Energy to construct a processing plant that will process the gas to pipeline specifications. The plant became operational during the first week of November 2004.

Pipeline Operating Expense

Operating expenses from the Pipeline Operations decreased by $22,000 from $107,000 for the first six months of fiscal year 2004 to $85,000 for the first six months of fiscal year 2005. This decrease was due primarily to decreases of $14,000 in labor, $16,000 in corporate overhead expenses, $12,000 in salary, and $3,000 in various general and administrative expenses. The decrease was partially offset by a $14,000 increase in property taxes, $7,000 for maintenance on the Glacier line and a $2,000 increase in depreciation.

Pipeline Other Income

Other income for the first six months of fiscal year 2004 included the sale of certain non-operating real estate assets located in Montana, which resulted in a gain of $121,000.

CASH FLOWS ANALYSIS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2003

CASH FLOWS USED IN OPERATING ACTIVITIES

Cash flows used in operations during the six months ended December 31, 2004 were improved approximately $7.3 million compared to the six months ended December 31, 2003. The Company's change in operating cash flows was driven by the following events and factors:

     -    Decrease in net income for the six months ended December 31, 2004,

     - Settlement payment of $2.2 million to PPL in the first quarter of fiscal year 2004,

     - Higher inventory purchases in the first six months of the prior year compared to the first six months ended December 31, 2004,

     - Increase in cash flows resulting from fluctuations in accounts payable,

     - Decrease in cash flows resulting from fluctuations in accounts receivable

The amount of debt has substantially increased resulting in higher interest costs, which will continue to unfavorably impact operating cash flows. The Company is currently required to retire debt through the use of proceeds generated from the sale of equity securities under the terms of the LaSalle Facility.

The Company is attempting to improve operating cash flows by improving the efficiency of the core businesses, increasing revenues through utility rates, retiring debt and restructuring existing debt obligations.

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash flows used in investing activities in the six months ended December 31, 2004 increased approximately $1,251,000 from the six months ended December 31, 2003. These changes are primarily due to (1) increased construction expenditures of $451,000 and (2) the prior year period included approximately $840,000 in proceeds from the sale of wholesale propane assets.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash flows from financing activities decreased approximately $2.1 million in the six months ended December 31, 2004 from the six months ended December 31, 2003 mainly due to decreased advances and increased repayments against the line of credit under the LaSalle Facility and proceeds from short term borrowings.

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

The Company substantially restructured its credit facilities during fiscal year 2004. On September 30, 2003, the Company established a $23.0 million revolving credit facility with LaSalle Bank National Association (the "Lender"), replacing a previous short-term line of credit. The MPSC order granting approval of the $23.0 million credit facility imposes restrictions on the use of the proceeds to utility purposes, and requires the Company to provide monthly reports to the MPSC with respect to the financial condition of the Company. The Company continues to be subject to these MPSC requirements.

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

As of August 30, 2004, the Company and the Lender amended certain covenants under the LaSalle Facility as follows: (1) increased the total debt to capital ratio from .65 to .70, (2) allowed the exclusion of extraordinary expenses incurred by the Company for legal fees and costs of the PPLM litigation, expenses and costs associated with the credit facilities, proxy contest costs, and the costs of adoption of the shareholder rights plan, in determining the interest coverage ratio, and (3) waived compliance with the ratios referred to in (1) and (2) above as of June 30, 2004 in addition to a shareholder's acquisition of more than 15% of the outstanding common stock of the Company.

During the quarter ended September 30, 2004, the Company entered into an interest-rate swap agreement related to the LaSalle Facility. The interest-rate swap agreement converts a declining notional amount of variable rate debt to a fixed rate of 7.4%. The amortizing notional principal amount begins at $2,933,333 on August 9, 2004 and amortizes to $2,016,666 as of March 31, 2009.
The effect of the interest rate swap, therefore, is to fix the rate of interest at 7.4% for that portion of the Company's term loan under the LaSalle Facility.

As of November 30, 2004, the Company executed an agreement with the Lender under the LaSalle Facility providing for (i) an extension of the revolving facility until November 28, 2005; (ii) an extension of the date to consummate infusions of new equity of at least $2.0 million and to repay the $2.0 million term loan to October 1, 2005; (iii) a conditional waiver of the deadline to deliver audited financial statements for fiscal year 2004 and the deadline to deliver financial statements for the fiscal quarter ended September 30, 2004; (iv) a waiver of the technical default that otherwise would have been caused by the restatement of financial results of prior periods; (v) modification of interest rates applicable to the $2.0 million term loan; (vi) a limitation of $1.0 million on total loans and additional capital investment from the Company to EWR; and (vii) waivers of certain financial covenant defaults as of September 30, 2004.

As of February 14, 2005, the Lender under the LaSalle Facility waived compliance with the total debt to capital ratio as of December 31, 2004. In addition, the Lender waived compliance with financial covenants relating to the interest coverage ratio and indebtedness to third parties which resulted from the Company's sale of gas inventory in the second quarter and related agreement to purchase gas in the third quarter.

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

The LaSalle Facility requires the Company to maintain compliance with a number of financial covenants, including meeting limitations on annual capital expenditures, maintaining a total debt to total capital ratio and an interest coverage ratio. At December 31, 2004, the Company was in compliance with the financial covenants under the LaSalle Facility other than the total debt to capital ratio, which was waived by the Lender. The LaSalle Facility also restricts the Company's ability to pay dividends during any period to a certain percentage of cumulative earnings of the Company over that period, and restricts open positions and Value at Risk (VaR) in the Company's wholesale operations.

In June 2003, the Company's Board of Directors suspended the Company's dividends to allow for strengthening of the Company's balance sheet. No determination has been made with respect to resumption of cash dividend payments.

At December 31, 2004, the Company had approximately $5.0 million of cash on hand. In addition, at December 31, 2004, the Company had borrowed approximately $14.6 million under the LaSalle Facility revolving line of credit. The Company's short-term borrowings under its lines of credit during the first quarter of fiscal year 2005 had a daily weighted average interest rate of 5.54% per annum. The Company's net availability at December 31, 2004, was approximately $0.4 million under the LaSalle Facility revolving line of credit. As discussed above, the Company's short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. The Company's cash availability normally increases in January as monthly heating bills are paid and gas purchases to build inventory are no longer necessary.

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

The total amount outstanding under all of the Company's long term debt obligations was approximately $22.4 million at December 31, 2004. The portion of such obligations due within one year was approximately $3.0 million at December 31, 2004.

The Company is currently evaluating its options with respect to raising equity capital to fund the repayment of the $2.0 million term loan, which matures on October 1, 2005.

A table of the Company's long-term debt obligations, as well as other long-term commitments and contingencies, as of December 31, 2004, are listed below according to maturity dates.

                                                               Payments Due by Period
                                        ------------------------------------------------------------------
                                                         Less
                                                         than         2 - 3         4 - 5         After 5
Contractual Obligations                    Total        1 year        Years         years          Years
-----------------------                 -----------   ----------   -----------   -----------   -----------
Long-Term Debt                          $22,370,984   $2,975,000   $ 2,080,000   $ 1,630,000   $15,685,984
Capital Lease Obligations               $     7,700        2,891         4,809             0             0
Transportation and Storage Obligation    25,694,729    5,683,858     8,653,816     8,517,792     2,839,264
                                        -----------   ----------   -----------   -----------   -----------
Total Obligations                       $48,073,413   $8,661,749   $10,738,625   $10,147,792   $18,525,248
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

The Company accounts for certain of such purchase or sale agreements in accordance with SFAS No. 133. Under SFAS No. 133, such contracts are reflected in the Company's financial statements as derivative assets or derivative liabilities and valued at "fair value," determined as of the date of the balance sheet. Fair value accounting treatment is also referred to as "mark-to-market" accounting. Mark-to-market accounting results in disparities between reported earnings and realized cash flow, because changes in the derivative values are reported in the Company's Consolidated Statement of Operations as an increase or (decrease) in "Revenues - Gas and Electric - Wholesale" without regard to whether any cash payments have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts and their hedges are realized over the life of the contracts. SFAS No. 133 requires that contracts for purchase or sale at fixed prices and volumes must be valued at fair value (under mark-to-market accounting) unless the contracts qualify for treatment as a "normal purchase or sale."

Quoted market prices for natural gas derivative contracts of the Company are generally not available. Therefore, to determine the net present value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and forecasted pricing information.

As of December 31, 2004, these agreements were reflected on the Company's consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

                                                        ASSETS    LIABILITIES
                                                       --------   -----------
Contracts maturing during fiscal year 2005             $105,274    $1,153,123
Contracts maturing during fiscal years 2006 and 2007         --       844,828
Contracts maturing during fiscal years 2008 and 2009     18,857       307,012
                                                       --------    ----------
Total                                                  $124,131    $2,304,963
                                                       ========    ==========

During the first six months of fiscal year 2005, the Company entered into two new contracts that require mark-to-market accounting under SFAS No. 133 (See
Note 4).

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

Recoverable/ Refundable Costs of Gas and Propane Purchases -- The Company accounts for purchased gas costs in accordance with procedures authorized by the MPSC, the Wyoming Public Service Commission ("WPSC") and the Arizona Corporation Commission ("ACC") under which purchased gas and propane costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

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

Interest Rate Risk

The Company's results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). The Company mitigates this risk by entering into long-term debt agreements with fixed interest rates. The Company's notes payable, however, are subject to variable interest rates. A hypothetical 100 basis point change in market rates applied to the balance of the notes payable would change interest expense by approximately $150,000 annually.

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

ITEM 4. CONTROLS AND PROCEDURES

Company's management has evaluated, with the participation of the Chief Executive Officer and the Principal Financial Officer, the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q for the three months ended December 31, 2004. Based on this evaluation, although the Company had a deficiency that gave rise to a restatement of the consolidated financial statements (see Restatement of Financial Results in Note 1 to the condensed consolidated financial statements); the Chief Executive Officer and the Principal Financial Officer have concluded that the disclosure controls and procedures that are now in place at the Company are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company corrected its accounting with regard to certain natural gas agreements following a review which identified accounting treatment issues with the agreements. During the first quarter of fiscal year 2005, the Company's independent auditors advised the Company that they had identified a material weakness in the Company's internal control over financial reporting in connection with energy contracts. During fiscal year 2004 and the first quarter of fiscal year 2005, the Company implemented changes in the internal control over financial reporting to address the material weakness. Those changes involved implementation of procedures respecting the contracting for gas under natural gas purchase and sale agreements, including establishing a separation between the deal-making function and the accounting and contract administration functions, establishment of record systems and procedures that require reconciliation of actual performance by the contracting parties against the prices, quantities and other material terms specified in the agreements, and preparation of redundant documentation for every agreement regarding its classification pursuant to SFAS 133. The procedures are designed to make sure that all obligations entered into on behalf of the Company or its subsidiaries receive proper review and that those agreements are enforced and performed according to their terms and conditions. The procedures are also designed to ensure that the Company complies with applicable accounting requirements.

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

The Company initially determined that it was entitled to recover the amounts paid in connection with the DOR settlement through future rate adjustments as a result of legislation permitting "automatic adjustments" to rates to recover such property tax increases. The MPSC, however, interpreted the new legislation as allowing recovery of only a portion of the higher property tax rates. Rates recovering the portion of the higher taxes permitted under the MPSC's interpretation of the legislation went into effect on January 1, 2004. The Company has since obtained rate relief which includes full recovery of the property tax associated with the DOR settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3. Defaults upon Senior Securities - See Liquidity and Capital Resources above

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

Exhibits for the second quarter ended December 31, 2004:

3.1 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report of Form 8-K filed with the Commission on January
          4, 2005).

10.1(a) Letter Agreement to Credit Agreement entered into on October 20, 2004, by and among the Company, its subsidiaries and LaSalle Bank National
          Association ("LaSalle") (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on October
          21, 2004).

10.1(b) Letter Agreement to Credit Agreement entered into on November 2, 2004, by and among the Company, its subsidiaries and LaSalle (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 5, 2004).

10.1(c) Third Amendment to Credit Agreement dated as of November 2, 2004, by and among the Company, its subsidiaries and LaSalle (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on November 5, 2004).

10.1(d)   Limited Waiver and Fourth Amendment to Credit Agreement dated as of
          November 30, 2004, by and among the Company, its subsidiaries and LaSalle (incorporated by reference to Exhibit 10.1 to the Current
          Report on Form 8-K filed with the Commission on December 6, 2004).

10.1(e)   Limited Waiver under Amended and Restated Credit Agreement dated
          February 14, 2005, by and among the Company, its subsidiaries and LaSalle.

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


/s/ David A. Cerotzke
----------------------------------------
David A. Cerotzke
President and Chief Executive Officer                          February 14, 2005
(principal executive officer)


/s/ M. Shawn Shaw
----------------------------------------
M. Shawn Shaw                                                  February 14, 2005
Principal Financial Officer
(principal financial officer
and principal accounting officer)