Form 10-K/A
period 2004-06-30
ENERGY WEST INC
filed 2005-09-14
CIK 43350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number 0-14183
ENERGY WEST, INCORPORATED
(Exact name of registrant as specified in its charter)

Montana (State or other jurisdiction of incorporation or organization)	81-0141785 (I.R.S. Employer Identification No.)
1 First Avenue South, Great Falls, Montana 59401
(Address of principal executive offices)          (Zip Code)
Registrant’s telephone number, including area code (406)-791-7500
Securities to be registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock — Par Value $.15
Preferred Stock Purchase Rights
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003: Common Stock, $.15 Par Value — $15,448,829.
The number of shares outstanding of the registrant’s classes of common stock as of December 14, 2004: Common Stock, $.15 Par Value — 2,596,422 shares.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
This Amendment on Form 10-K/A (this “Amendment) amends the Annual Report on Form 10-K for the year ended June 30, 2004, as originally filed by Energy West, Incorporated on December 17, 2004 (the “Original Filing”), solely for the purpose of revising Part II, Item 9A, Controls and Procedures to revise the disclosure so that the conclusion of the principal executive officer and the principal accounting officer are as of June 30, 2004 rather than December 17, 2004, the date the Original Filing was filed. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.
Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of the Original Filing other than that information being amended are true or complete as of any date subsequent to the date of the Original Filing. The filing of this Form 10-K/A shall not be deemed an admission that the Original Filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II
ITEM 9A. — CONTROLS AND PROCEDURES
Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.
The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on their review and evaluation as of the end of the period covered by this Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level as of the end of the period covered by this report. However, subsequent to the end of the period covered by this report, additional information became available to us that indicated our disclosure controls and procedures were ineffective at the reasonable assurance level. We discovered a deficiency that ultimately resulted in a restatement of our consolidated financial statements. Please see Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission on December 17, 2004.
Specifically, we identified material weaknesses concerning our technical ability to properly identify, analyze and record transactions involving derivative instruments under SFAS No. 133.
A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Subsequently, we have implemented changes in our internal controls over financial reporting to address the material weakness. Specifically, we implemented procedures respecting the contracting for gas under natural gas purchase and sale agreements, including establishing a separation between the deal-making function and the accounting and contract administration functions, and we established record systems and procedures that require reconciliation of actual performance by the contracting parties against the prices, quantities and other material terms specified in the agreements, and redundant documentation for every agreement regarding its classification pursuant to SFAS No. 133. These procedures are designed to make sure that all material obligations entered into on our behalf or on behalf of our subsidiaries receive proper review and that those agreements are enforced and performed according to their terms and conditions. These procedures are also designed to make sure that we comply with applicable accounting requirements.
We have begun to provide our accounting staff with additional training on the identification and accounting for derivative instruments, contracts qualifying for the normal purchase and sales exception under SFAS No. 133, and unusual financing arrangements. In addition to these steps, we continue to evaluate how we can further strengthen our policies and procedures related to identifying and accounting for derivative instruments.
We believe that we have improved our financial reporting and disclosure controls and procedures and remedied the material weakness identified above.

PART IV
ITEM 15. — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED
By:	/s/ David A. Cerotzke
David A. Cerotzke
President and Chief Executive Officer (principal executive officer)

By:	/s/ Wade F. Brooksby
Wade F. Brooksby
Chief Financial Officer (principal accounting officer)

Date: September 13, 2005