Form 10-Q/A
period 2004-09-30
ENERGY WEST INC
filed 2005-09-14
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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
(406)-791-7500
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X]   No  [   ]
     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The number of shares outstanding of the issuer’s common stock, $.15 par value per share, as of December 15, 2004 is 2,599,438 shares.

EXPLANATORY NOTE
This Amendment on Form 10-Q/A (this “Amendment) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2004, as originally filed by Energy West, Incorporated on December 17, 2004 (the “Original Filing”), solely for the purpose of revising Part I, Item 4, Controls and Procedures to revise the disclosure so that the conclusion of the principal executive officer and the principal accounting officer are as of September 30, 2004 rather than December 17, 2004, the date the Original Filing was filed. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.
Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-Q/A is not a representation that any statements contained in items of the Original Filing other than that information being amended are true or complete as of any date subsequent to the date of the Original Filing. The filing of this Form 10-Q/A shall not be deemed an admission that the Original Filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I
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
Based on their review and evaluation as of the end of the period covered by this Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) contain certain material weaknesses and were ineffective at the reasonable assurance level. Specifically, we identified material weaknesses concerning our technical ability to properly identify, analyze and record transactions involving derivative instruments under SFAS No. 133. This ultimately resulted in a restatement of our consolidated financial statements. Please see Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission on December 17, 2004.
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

PART II
ITEM 6. EXHIBITS
The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

31	Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Wade F. Brooksby	September 13, 2005

Wade F. Brooksby
Chief Financial Officer
(principal financial officer
and principal accounting officer)