Form 10-Q/A
period 2004-12-31
ENERGY WEST INC
filed 2005-09-14
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number 0-14183
ENERGY WEST, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Montana	81-0141785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 First Avenue South, Great Falls, Mt.  59401
(Address of principal executive offices) (Zip Code)
(406)-791-7500
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $.15 par value per share, as of February 10, 2005 is 2,599,438 shares.

EXPLANATORY NOTE
This Amendment on Form 10-Q/A (this “Amendment) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2004, as originally filed by Energy West, Incorporated on February 14, 2004 (the “Original Filing”), solely for the purpose of revising Part I, Item 4, Controls and Procedures to revise the disclosure so that the conclusion of the principal executive officer and the principal accounting officer are as of December 31, 2004 rather than February 14, 2005, the date the Original Filing was filed. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.
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
Based on their review and evaluation as of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level as of the end of the period covered by this report. However, subsequent to the end of the period covered by this report, additional information became available to us that indicated our disclosure controls and procedures were ineffective at the reasonable assurance level. We discovered a deficiency that ultimately resulted in a restatement of our consolidated financial statements. Please see Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission on December 17, 2004.
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