Form 10-Q
period 2005-09-30
ENERGY WEST INC
filed 2005-11-14
CIK 43350

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code (406)-791-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $.15 par value per share, as of November 9, 2005 was 2,913,781 shares

ENERGY WEST, INCORPORATED

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS.

ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 2005 AND 2004

	September 30,		June 30,
	2005	2004	2005
ASSETS

Current Assets:
Cash	$250,303	$1,731,446	$93,606
Accounts and notes receivable less $308,182, $312,911 and $294,646, respectively, allowance for bad debt	4,072,636	3,335,132	5,791,888
Unbilled gas	1,406,705	1,845,125	1,092,320
Derivative assets	300,799	66,799	119,069
Natural gas and propane inventories	9,205,044	9,910,169	3,711,033
Materials and supplies	455,350	404,736	440,959
Prepayments and other	358,527	1,219,797	386,306
Deferred income taxes	152,334	658,225
Income tax receivable	1,025,397	1,957,211	1,924,648
Recoverable cost of gas purchases	1,275,210	1,117,334	1,863,475

Total current assets	18,502,305	22,245,974	15,423,304

Property, Plant and Equipment, Net	38,903,460	38,569,083	38,942,123

Note Receivable		332,301	174,561

Deferred Charges	4,576,340	5,209,144	4,725,924
Other Assets	172,521	184,561	167,481

TOTAL ASSETS	$62,154,626	$66,541,063	$59,433,393

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Current portion of long-term debt	$1,013,089	$872,706	$1,013,089
Line of credit	5,200,000	13,129,304	3,900,000
Accounts payable	3,969,447	2,856,198	2,651,047
Derivative liabilities	255,165	2,067,018	114,237
Deferred income taxes			96,214
Accrued and other current liabilities	4,498,324	3,842,974	3,750,177

Total current liabilities	14,936,025	22,768,200	11,524,764

Other Obligations:
Deferred income taxes	6,307,574	4,664,269	6,267,858
Deferred investment tax credits	308,017	329,079	313,282
Other long-term liabilities	5,460,761	4,803,498	5,463,667

Total	12,076,352	9,796,846	12,044,807

Long-Term Debt	18,577,197	21,697,286	18,677,197

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding
Common stock; $.15 par value, 5,000,000 shares authorized, 2,912,564, 2,598,506 and 2,912,564 shares outstanding at September 30, 2005 and 2004, and June 30, 2005 respectively	436,892	389,783	436,892

Capital in excess of par value	7,435,309	5,077,687	7,435,309

Retained earnings	8,692,851	6,811,261	9,314,424

Total stockholders’ equity	16,565,052	12,278,731	17,186,625

TOTAL CAPITALIZATION	35,142,249	33,976,017	35,863,822

TOTAL LIABILITIES AND CAPITALIZATION	$62,154,626	$66,541,063	$59,433,393

The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended
	September 30,
	2005	2004
REVENUES:
Natural gas operations	$6,315,367	$5,207,676
Propane operations	997,982	852,611
Gas and electric—wholesale	2,869,832	5,722,507
Pipeline operations	108,208	84,355

Total revenues	10,291,389	11,867,149

EXPENSES:
Gas purchased	4,887,849	3,859,356
Gas and electric—wholesale	2,741,469	5,783,668
Distribution, general, and administrative	2,218,787	2,295,684
Maintenance	147,892	132,794
Depreciation and amortization	574,377	594,316
Taxes other than income	362,636	383,809

Total expenses	10,933,010	13,049,627

OPERATING (LOSS)	(641,621)	(1,182,478)

OTHER INCOME	111,022	66,175

INTEREST EXPENSE	493,414	752,244

(LOSS) BEFORE INCOME TAXES	(1,024,013)	(1,868,547)

INCOME TAX BENEFIT	402,440	746,853

NET (LOSS)	$(621,573)	$(1,121,694)

(LOSS) PER COMMON SHARE:
Basic	$(0.21)	$(0.43)
Diluted	$(0.21)	$(0.43)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,912,564	2,598,506
Diluted	2,912,564	2,598,506
The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended
	September
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(621,573)	$(1,121,694)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization, including deferred charges and financing costs	749,404	881,518
Derivative assets	(181,730)	132,449
Derivative liabilities	140,928	382,342
Deferred gain	(139,501)
Investment tax credit	(5,265)	(5,265)
Deferred gain on sale of assets	(5,907)	(5,907)
Deferred income taxes	380,225	3,562
Changes in assets and liabilities:
Accounts and notes receivable	2,165,516	1,892,958
Natural gas and propane inventories	(5,494,011)	(4,727,123)
Accounts payable	858,586	(754,881)
Recoverable/refundable cost of gas purchases	588,265	(328,927)
Prepayments and other	27,778	(849,418)
Other assets & liabilities	862,161	(906,597)

Net cash (used in) operating activities	(675,124)	(5,406,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(581,854)	(585,925)
Collections on notes receivable	174,561	75,237
Customer advances received (refunded) for construction	20,000	29,173
Increase (decrease) from contributions in aid of construction	19,114	(2,000)

Net cash provided by (used in) investing activities	(368,179)	(483,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(100,000)	(100,000)
Proceeds from lines of credit	2,200,000	7,400,000
Repayments of lines of credit	(900,000)	(1,000,758)

Net cash provided by financing activities	1,200,000	6,299,242

NET INCREASE IN CASH AND CASH EQUIVALENTS	156,697	408,744

CASH AND CASH EQUIVALENTS:
Beginning of period	93,606	1,322,702

End of period	$250,303	$1,731,446

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
Certain non-regulated, non-utility operations are conducted by three wholly owned subsidiaries of the Company: Energy West Propane, Inc. (“EWP”); Energy West Resources, Inc. (“EWR”); and Energy West Development, Inc. (“EWD”). EWP is engaged in wholesale and retail distribution of bulk propane in Arizona. EWR markets gas and, on a limited basis, electricity in Montana and Wyoming, and owns certain natural gas production properties in Montana. EWD owns a natural gas gathering system that is located in both Montana and Wyoming and an interstate natural gas transportation pipeline that runs between Montana and Wyoming. EWD also owns natural gas production properties in Montana. The Company’s reporting segments are: Natural Gas Operations, Propane Operations, EWR and Pipeline Operations. An application was granted by the Federal Energy Regulatory Commission (“FERC”) and EWD began operations of an interstate natural gas pipeline as a transmission pipeline on July 1, 2003. The revenue and expenses associated with this transmission pipeline are included in the Pipeline Operations segment.
Note 1 — Derivative Instruments and Hedging Activity
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
During the first three months of fiscal 2006, the Company has not entered into any new contracts that have required mark-to-market accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. However existing derivatives as of September 30, 2005 were reflected on the Company’s consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities
Contracts maturing during fiscal year 2006	$254,810	$255,165
Contracts maturing during fiscal years 2007 and 2008	—	—
Contracts maturing during fiscal years 2009 and beyond	45,989	—

Total	$300,799	$255,165

Natural Gas and Propane Operations — In the case of the Company’s regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases”, pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of September 30, 2005, the Company’s regulated operations have no contracts meeting the mark-to-market accounting requirements.

NOTE 2 – INCOME TAX BENEFITS
Income tax benefit differs from the amount computed by applying the federal statutory rate to pre-tax loss as demonstrated in the following table:

	Three Months Ended
	September 30
	2005	2004
Tax benefit at statutory rate of 34%	$358,404	$652,151
State income tax benefit, net of federal tax benefit	39,153	90,000
Amortization of deferred investment tax credits	5,265	5,266
Other	(382)	(564)

Total income tax benefit	$402,440	$746,853

NOTE 3 — LINES OF CREDIT AND LONG-TERM DEBT
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
The Company substantially restructured its credit facilities during fiscal year 2004 by establishing a $23.0 million revolving credit facility with LaSalle Bank National Association, as Agent for certain banks (collectively, the “Lender”), replacing a previous short-term line of credit. The Montana Public Service Commission (“MPSC”) order granting approval of the $23.0 million credit facility imposes restrictions on the use of the proceeds to utility purposes, and requires the Company to provide monthly reports to the MPSC with respect to the financial condition of the Company. The Company continues to be subject to these MPSC requirements.
On March 31, 2004, the Company entered into a restated credit agreement with the Lender. Pursuant to the restated credit agreement, the previous $23.0 million revolving credit facility was replaced with a $15.0 million revolving credit facility, a $6.0 million term loan maturing on March 31, 2009, and a $2.0 million term loan maturing on November 30, 2005 (collectively referred to as the “LaSalle Facility”). The $2,000,000 term loan was repaid May 26, 2005 with the proceeds of a sale of equity securities by the Company.
Borrowings under the LaSalle Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. The Company’s obligations under certain other notes and industrial development revenue obligations are collateralized on an equal and ratable basis with the Lender in the collateral granted to secure the borrowings under the LaSalle Facility with the with the exception of the first $1.0 million which is secured to LaSalle.
Under the LaSalle Facility the Company may elect to pay interest on portions of the amounts outstanding under the $15.0 million revolving line of credit at the London interbank offered rate (LIBOR), plus 250 basis points, for interest periods selected by the Company. For all other balances outstanding under the $15.0 million revolving line of credit, the Company pays interest at the rate publicly announced from time to time by LaSalle Bank as its “prime rate” (the
“Prime Rate”). For the $6.0 million term loan under the LaSalle Facility, the Company may elect to pay interest at either the applicable LIBOR rate plus 350 basis points or at the Prime Rate plus 200 basis points. For the $2.0 million term loan under the LaSalle Facility, the Company paid interest at the Prime Rate plus 200 basis points through March 31, 2005; the Prime Rate plus 300 bps from April 1, 2005 through May 26, 2005. The Company also pays a commitment fee of 35 basis points for the daily unutilized portion of the $15.0 million revolving credit facility.
The LaSalle Facility requires the Company to maintain compliance with a number of financial covenants, including meeting limitations on annual capital expenditures, maintaining a total debt to total capital ratio of not more than .70 to 1.00 and an interest coverage ratio of no less than 2.00 to 1.00. During the three months ended September 30, 2005, the Company was in compliance with the financial covenants under the LaSalle Facility. The LaSalle Facility also restricts the Company’s ability to pay dividends during any period to a certain percentage of cumulative earnings of the Company over that period, and restricts open positions and Value at Risk (VaR) in the Company’s wholesale operations.
At September 30, 2005, the Company had approximately $250,000 of cash on hand. In addition, at September 30, 2005, the Company had borrowed approximately $5.2 million under the LaSalle Facility revolving line of credit. The Company’s short-term borrowings under its lines of credit during the three months ended September 30, 2005 had a daily weighted average interest rate of 7.38% per annum. The Company’s net availability at September 30, 2005, was approximately $9.8 million under the LaSalle Facility revolving line of credit.
In addition to the LaSalle Facility, the Company has outstanding certain notes and industrial development revenue obligations (collectively “Long Term Notes and Bonds”). The Company’s Long Term Notes and Bonds are made up of three separate debt issues: $8.0 million of Series 1997 notes bearing interest at an annual rate of 7.5%; $7.8 million of Series 1993 notes bearing interest at annual rates ranging from 6.20% to 7.60%; and Cascade County, Montana Series 1992B Industrial Development Revenue Obligations in the amount of $1.8 million bearing interest at annual rates ranging from 6.0% to 6.5%. The Company’s obligations under the Long Term Notes and Bonds are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Facility with the exception of the first $1.0 million which is secured to LaSalle.
Under the terms of the Long Term Notes and Bonds, the Company is subject to certain restrictions, including restrictions on total dividends and distributions during and period to the cumulated net income for the prior sixty months, liens and secured indebtedness, and asset sales, and is restricted from incurring additional long-term indebtedness if it does not meet certain debt to interest and debt to capital ratios.
The total amount outstanding under all of the Company’s long-term debt obligations was approximately $19.6 million and $22.6 million, at September 30, 2005 and September 30, 2004, respectively. The portion of such obligations due within one year was approximately $1,010,000 and $870,000 at September 30, 2005, and September 30, 2004, respectively.
NOTE 4 — NOTE RECEIVABLE
On August 21, 2003, EWP sold the majority of its wholesale propane assets in Montana and Wyoming consisting of approximately $782,000 in storage and other related assets and approximately $352,000 in inventory and accounts receivable. The Company received cash of $750,000 and a promissory note for approximately $620,000 to be repaid over a four year period, which is secured by the wholesale propane assets sold. This note was paid in full on July 19, 2005. The gain was recognized when the promissory note was issued.
NOTE 5 — DEFERRED CHARGES
Deferred Charges consist of the following:

	Three Months Ended
	September 30,		June 30,
	2005	2004	2005
Regulatory asset for property taxes	$2,477,247	$2,748,583	$2,561,265
Regulatory asset for income taxes	458,753	458,753	458,753
Regulatory asset for deferred environmental remediation costs	408,824	489,693	413,218
Other regulatory assets	53,361	84,850	52,198
Unamortized debt issue costs	1,178,155	1,427,265	1,240,490

Total	$4,576,340	$5,209,144	$4,725,924

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
NOTE 6 — CONTINGENCIES
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
At September 30, 2005, the Company had incurred cumulative costs of approximately $1,925,000 in connection with its evaluation and remediation of the site. On May 30, 1995, the Company received an order from the MPSC allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 2005, the Company had recovered approximately $1,526,000 through such surcharges. As of September 30, 2005, the cost remaining to be recovered is $409,000.
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

NOTE 7 — SEGMENTS OF OPERATIONS

	Three Months Ended
	September 30
	2005	2004
Gross margin (operating revenue less cost of gas purchased):
Natural gas operations	$1,978,281	$1,753,616
Propane operations	447,219	447,315
EWR	128,363	(61,161)
Pipeline operations	108,208	84,355

	$2,662,071	$2,224,125

Operating income (loss):
Natural gas operations	$(305,453)	$(555,035)
Propane operations	(251,717)	(274,395)
EWR	(146,146)	(390,581)
Pipeline operations	61,695	37,533

	$(641,621)	$(1,182,478)

Net income (loss):
Natural gas operations	$(348,037)	$(638,253)
Propane operations	(195,413)	(200,736)
EWR	(109,519)	(292,965)
Pipeline operations	31,396	10,260

	$(621,573)	$(1,121,694)

NOTE 8 — ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consists of the following:

	September 30,		June 30,
	2005	2004	2005
Property tax settlement—current portion	$243,000	$243,000	$243,000
Payable to employee benefit plans	148,783	170,862	481,514
Accrued vacation	262,669	398,472	267,859
Customer deposits	443,840	410,406	418,148
Accrued incentives	11,585	532,189	12,246
Accrued interest	382,369	386,102	97,987
Accrued taxes other than income	680,396	710,666	507,288
Deferred short-term gain	321,639		399,760
Customer prepayments from levelized billing (a)	1,142,433	344,195	459,814
Other	861,610	647,082	862,561

Total	$4,498,324	$3,842,974	$3,750,177

(a)	In order to conform to the current year presentation, certain reclassifications have been made for prior reporting periods. The reclassifications had no effect on net income or cash flow.
NOTE 9 — OTHER LONG TERM LIABILITIES
     Other long-term liabilities consist of the following

	September 30,		June 30,
	2005	2004	2005
Asset retirement obligation	$626,534	$594,290	$618,473
Contribution in aid of construction	1,466,562	1,223,539	1,447,448
Customer advances for construction	697,937	632,762	677,936
Accumulated postretirement obligation	360,105	284,378	342,900
Deferred gain — long-term (b)	507,722		569,102
Deferred gain on sale leaseback of assets	17,732	41,360	23,639
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	1,701,008	1,944,008	1,701,008

Total	$5,460,761	$4,803,498	$5,463,667

(b)	In January 2005, two long-term contracts were designated as “normal purchases and sales”. The derivative liability as of January 2005 will now be amortized over the remaining monthly volumes of the contract at a rate of $1.21 per MMBtu.
NOTE 10 – STOCK OPTIONS
As of July 1, 2005, SFAS No. 123(R) became effective for the Company. The Company had previously followed Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Under SFAS No. 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Black-Scholes calculations performed for the first quarter fiscal 2006 stock-based compensation expense utilized the methodology and assumptions consistent with those used in prior periods under APB No. 25, which were disclosed in the Company’s previously filed Annual Report on Form 10-K for the year ended June 30, 2005. The general and administrative expense for the stock-based compensation in the first quarter of fiscal 2006 was approximately $25,000 which is less than $0.01 per share.
The Company uses the Black Scholes methodology, with a volatility assumption of 53%, an expected life of 7 years, 2% expected dividend rate, and a risk free interest rate of 3.9%. If the Company had recorded stock option expense in the quarter ended September 30, 2004, its pro forma net loss would have been increased by approximately $32,000 or approximately $.01 per share.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis and other portions of this quarterly report on Form 10-Q contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. Forward-looking statements such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions and statements regarding the required restructuring of our debt, our operating capital requirements, negotiations with our lender, recovery of property tax payments, the Company’s environmental remediation plans, and similar statements that are not historical are forward-looking statements that involve risks and uncertainties. Although the Company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.
Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements See “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission. Any such forward looking statement is qualified by reference to these risk factors. The Company cautions that these risk factors are not exclusive. The Company does not undertake to update any forward looking statements that may be made from time to time by or on behalf of the Company except as required by law.

EXECUTIVE OVERVIEW
We believe that we have made significant progress since the first quarter of last year. We have seen significant benefits from controlling costs and the renewed focus on our core business. This has lead to a $5 million decrease in the amount we have had to borrow under our credit facility as compared to last year. In turn, this has resulted in an opportunity to restore dividends for the first time in several quarters and significantly improved payment terms with key suppliers. However, we continue to address certain challenges.
We must remain vigilant about our increasing demand for cash due to high commodity prices and our heavy reliance on a few gas suppliers. This often leads to a demand for credit assurance to third parties. Additionally, we operate in a lean fashion. Accordingly, the loss of key personnel in such areas as accounting, engineering and pipeline operations can have a dramatic impact on the efficient operation of the Company. Our small size makes the Company vulnerable to large earnings variations if litigation or other one-time expenses occur.
     The foregoing concerns are counterbalanced by what we believe are our strengths:
•	Geographic proximity of our regulated natural gas business to production and our pipelines to active drilling.

•	High growth in and around our Arizona propane business.

•	Our positive reputation with regulators and customers.

•	Our corporate infrastructure, which provides a platform for additional projects with lower incremental expenses.
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS.
Fiscal Quarter Ended September 30, 2005 Compared to Fiscal Quarter Ended September 30, 2004
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2005 and for the three month period ended September 30, 2005. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — The Company’s net loss for the first quarter of fiscal year 2005 was $622,000 compared to a net loss of $1,122,000 in the first quarter of fiscal year 2004, a decrease of $500,000. The decrease in the Company’s net loss from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2004 was primarily due to higher gross margins in Natural Gas and EWR, lower operating expenses in all segments, higher other income and a decrease in interest expense. The increases in gross margin and the reductions in expenses were partially offset by a decrease in income tax benefit due to lower pretax losses.
Revenues — The Company’s revenues for the first quarter of fiscal year 2006 were $10,291,000 compared to $11,867,000 in the first quarter of fiscal year 2005, a decrease of $1,576,000. The decrease was primarily attributable to: (1) decreases in EWR trading revenue of $1,807,000 and decreases in retail gas revenues of $1,688,000 due to a 65% decrease in volumes sold; and a $12,000 decrease in production and electric revenue. When analyzing the change in revenues it should be noted that revenue in the first quarter of fiscal year 2005 was reduced by $515,000 to record mark to market unrealized losses on derivative contacts. There was material mark to market adjustments in the first quarter of fiscal year 2006. However the first quarter of fiscal year 2006 revenue was favorably impacted by $139,000 of amortization of a deferred gain. The deferred gain was recorded in January 2005 when certain derivative contracts were re–classified as “normal purchase or normal sales.” The deferred gain is being amortized ratably over the life of the contracts (For further discussion regarding this reclassification see the Company June 30, 2005 10–K.) (2) propane and natural gas revenue increases of $145,000 and $1,108,000 respectively due to higher prices for propane and natural gas passed through to customers, and (3) increased revenues in Pipeline operations of $24,000 due to an increase in gathering volumes on the Glacier line.
Gross Margin — Gross margin, which is defined as revenue less gas purchased and costs of gas and electricity (wholesale), increased $438,000, from $2,224,000 in the first quarter of fiscal year 2005 to $2,662,000 in the first quarter of fiscal year 2006. EWR margins increased $190,000 due to a $654,000 increase in derivative gains under mark-to-market accounting and an $11,000 increase in electricity margin, offset by a decrease in gas margin of $459,000 due to lower sales volumes and $17,000 decrease in production margin.
The Pipeline Operations’ margins increased $24,000 due to the Glacier line being temporarily down from early June 2004 until the first week of November 2004. The Natural Gas Operations’ margins increased $225,000 primarily due to approved rate increases put into effect in November 2004. The Propane Operations’ margins remained constant.
Expenses Other Than Costs of Gas and Electricity and Costs of Goods Sold — Expenses other than gas purchased decreased by $103,000 in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005. The primary reasons for this decrease were (1) decreases in the Company’s general and administrative costs of $117,000, (2) decreases in depreciation and amortization of $20,000, and (3) decreases in taxes other than income taxes of $21,000, offset by (4) increases of $41,000 and $15,000 in overhead and maintenance expenses respectively.
Other Income — Other income increased by $45,000 from $66,000 in the first quarter of fiscal year 2005 to $111,000 in the first quarter of fiscal year 2006. Natural Gas other income increased $52,000 primarily due to income generated in fiscal year 2006 for services to customers over what had been provided in prior years. Propane other income decreased $21,000 due to the payoff on July 9th, 2005 of the note receivable in RMF resulting in less interest and consulting fee income than in the first quarter fiscal year 2005. EWR other income increased $14,000 due to income from the settlement of a contract dispute.
Interest Expense — Interest expense decreased by approximately $258,000 during the first quarter of fiscal year 2006 from the first quarter of fiscal year 2005 due to lower short-term borrowings and the amortization in fiscal year 2005 of $171,000 in debt issuance costs related to securing the LaSalle short-term credit facility.

Income Tax Benefits (Expense) — Income tax benefits decreased $344,000 in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005 due to the decreased net loss in the first quarter of fiscal year 2006.
Operating Results of our Natural Gas Operations

	Three Months Ended
	September 30,
	2005	2004
Natural Gas Operations

Operating revenues	$6,315,367	$5,207,676
Gas Purchased	4,337,086	3,454,060

Gross Margin	1,978,281	1,753,616
Operating expenses	2,283,734	2,308,651

Operating income	(305,453)	(555,035)
Other (loss)	(65,779)	(14,146)

Loss before interest and taxes	(239,674)	(540,889)

Interest expense	329,161	493,158

(Loss) before income taxes	(568,835)	(1,034,047)
Income tax benefit	220,798	395,794

Net (loss)	($348,037)	($638,253)

Fiscal Quarter Ended September 30, 2005 Compared to Fiscal Quarter Ended September 30, 2004
Natural Gas Revenues and Gross Margins — The Natural Gas Operations’ operating revenues in fiscal year 2006 increased to $6,315,000 from $5,207,000 in fiscal year 2005. This $1,108,000 increase was primarily due to higher gas costs and an approved rate increase put into effect in November 2004.
Gas purchases in Natural Gas Operations increased by $883,000 from $3,454,000 in fiscal year 2005 to $4,337,000 in fiscal year 2006. The increase in gas cost reflects higher commodity prices during the current fiscal year.
Gross margin, which is defined as operating revenues less gas purchased, was approximately $1,978,000 for fiscal year 2006 compared to approximately $1,754,000 in fiscal year 2005. The increase of $224,000 is primarily due to approved rate increases put into effect in November 2004.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses were approximately $2,284,000 for the first quarter fiscal year 2006 as compared to $2,309,000 for first quarter fiscal year 2005. The $25,000 reduction is due to $23,000 decrease in payroll and other general and administrative expenses resulting from the implementation of cost-saving measures, $23,000 in lower depreciation charges, $14,000 in lower taxes other than income taxes, partially offset by $25,000 in higher overhead charges and $10,000 in increased maintenance charges.
Natural Gas Other Income — Other income increased by $52,000 from $14,000 in fiscal year 2005 to $66,000 in fiscal year 2006. This was due primarily to service sales in Great Falls.
Natural Gas Interest Expense — Interest expense is $164,000 lower in the first quarter of fiscal year 2006 primarily due to lower short-term borrowings and the amortization in the first quarter of fiscal year 2005 of debt issue costs.
Natural Gas Income Tax Benefit (Expense) — Tax benefits are $175,000 lower in the first quarter of fiscal year 2006 due to lower pretax loss.
Operating Results of our Propane Operations

	Three Months Ended
	September 30,
	2005	2004
Propane Operations

Operating revenues	$997,982	$852,611
Gas Purchased	550,763	405,296

Gross Margin	447,219	447,315
Operating expenses	698,936	721,710

Operating income	(251,717)	(274,395)
Other (loss)	(31,094)	(52,029)

Loss before interest and taxes	(220,623)	(222,366)

Interest expense	106,606	158,459

(Loss) before income taxes	(327,229)	(380,825)
Income tax benefit	131,816	180,089

Net (loss)	($195,413)	($200,736)

Fiscal Quarter Ended September 30, 2005 Compared to Fiscal Quarter Ended September 30, 2004
Propane Revenue and Gross Margins — Propane Operations’ revenues increased $146,000 from $852,000 for the first quarter of fiscal year 2005 to $998,000 for the first quarter of fiscal year 2006 as a result of higher propane prices in fiscal year 2006. Gas purchased increased from $405,000 to $551,000 for the same period due also to increases in the cost of propane for both the regulated utility and the wholesale propane operations. Gross margin remained constant at $447,000. Although costs increased, revenues in all propane operations increased at the same rate, resulting in no change to gross margin.

Propane Operating Expenses — Operating expenses were $722,000 in the first quarter of fiscal year 2005 compared to $699,000 in the first quarter of fiscal year 2006. This decrease of $23,000 is due to decreases in general and administrative costs of $40,000, and taxes other than income of $4,000. These savings were offset by increases in maintenance and depreciation of $9,000 and overhead costs of $12,000.
Propane Other Income — Other income decreased by $21,000 from $52,000 for the first quarter of fiscal year 2005 to $31,000 for the first quarter of fiscal year 2006. In the first quarter of fiscal year 2005, RMF had both interest income from a note receivable generated with the sale of assets in August 2003. Included with this sale was a contract for consulting fees. This note was paid in full on July 9th, 2005, resulting in lower interest income. The payoff also included the elimination of consulting fee income for RMF.
Propane Interest Expense — Interest expense decreased by $52,000 from $158,000 in the first quarter of fiscal year 2005 to $106,000 for the first quarter of fiscal year 2006, primarily due to lower short-term borrowings and the amortization in the first quarter of fiscal year 2005 of debt issue costs.
Propane Income Tax Benefit (Expense) — Income tax benefit decreased by $48,000 from $180,000 in the first quarter of fiscal year 2005 to $132,000 in the first quarter of fiscal year 2006 due to lower pretax losses.
Operating Results of our EWR Operations

	Three Months Ended
	September 30,
	2005	2004
Energy West Resources (“EWR”)

Operating revenues	$2,869,832	$5,722,507
Gas Purchased	2,741,469	5,783,668

Gross Margin	128,363	(61,161)
Operating expenses	274,509	329,420

Operating income	(146,146)	(390,581)
Other (loss)	(14,149)	0

Loss before interest and taxes	($131,997)	($390,581)

Interest expense	47,276	84,784

(Loss) before income taxes	(179,273)	(475,365)
Income tax benefit	69,754	182,400

Net (loss)	($109,519)	($292,965)

Fiscal Quarter Ended September 30, 2005 Compared to Fiscal Quarter Ended September 30, 2004
EWR Revenues and Gross Margins — Revenues in EWR decreased $2,853,000 from $5,723,000 in the first quarter of fiscal year 2005 to $2,870,000 in the first quarter of fiscal year 2006. Decreased fiscal revenues were due to $1,807,000 lower trading revenue, $1,688,000 lower retail gas revenues due to a 65% decrease in volumes sold and a $12,000 decrease in production and electric revenue. When analyzing the change in revenues it should be noted that revenue in the first quarter of fiscal year 2005 was reduced by $515,000 to record mark to market unrealized losses on derivative contracts. There was material mark to market adjustments in the first quarter of fiscal year 2006. However the first quarter of fiscal year 2006 revenue was favorably impacted by $139,000 of amortization of a deferred gain. The deferred gain was recorded in January 2005 when certain derivative contracts were re-classified as “normal purchase or normal sales.” The deferred gain is being amortized ratably over the life of the contracts (For further discussion regarding this reclassification see the Company June 30, 2005 10-K.)
EWR’s first quarter fiscal year 2006 gross margin of $128,000 represents an increase of $189,000 from gross margin earned in the first quarter fiscal year 2005. This is primarily due to a $654,000 increase in the valuation of derivative contracts and $11,000 increase in electricity margin, offset by a decrease in gas margin of $459,000 due to lower sales volumes and $17,000 decrease in production margin.
EWR Operating Expenses — Operating expenses in EWR decreased approximately $54,000, from $329,000 for first quarter of fiscal year 2005 to $275,000 for the first quarter of fiscal year 2006. This decrease is due primarily to a reduction in outside services of $41,000 and various other general and administrative charges.
EWR Other Income (Expense) — Other income increased by $14,000 due to income from the settlement of a contract dispute.
EWR Interest Expense — Interest expense decreased by $38,000 due to a decrease in short-term borrowings and the amortization in the first quarter of fiscal year 2005 of debt issue costs.
EWR Income Tax Benefit (Expense) — Tax expense increased in the first quarter of fiscal year 2006 from a tax benefit of $182,000 in 2005 to a tax benefit of $70,000 due to lower pretax losses.

Operating Results of our Pipeline Operations

	Three Months Ended
	September 30,
	2005	2004
Pipeline Operations
Operating revenues	$108,208	$84,355
Gas Purchased	—	—

Gross Margin	108,208	84,355
Operating expenses	46,513	46,822

Operating income	61,695	37,533
Other (income) loss	—	—

Income before interest and taxes	61,695	37,533

Interest expense	10,371	15,843

Income before income taxes	51,324	21,690
Income tax benefit (expense)	(19,928)	(11,430)

Net income	$31,396	$10,260

Fiscal Quarter Ended September 30, 2005 Compared to Fiscal Quarter Ended September 30, 2004
Pipeline Revenues and Gross Margins — Pipeline revenue consists of gathering revenue from the Glacier line and capacity charge revenue on the Shoshone line. Both pipelines are located in Montana and Wyoming.
Pipeline Operations’ margin increased from $84,000 in the first quarter of fiscal year 2005 to $108,000 in the first quarter of fiscal year 2006. The increase of $24,000 was due an increase in gathering volumes on the Glacier gathering line.
Pipeline Operating Expenses — Operating expenses remained constant at $47,000 in the first quarter of fiscal year 2005 and in the first quarter of fiscal year 2006.
Pipeline Interest Expense — Interest expense decreased from $19,000 in the first quarter of fiscal year 2005 to $10,000 in the first quarter of fiscal year 2006 due to a decrease in short-term borrowings and the amortization in fiscal year 2005 of debt issue costs.
Pipeline Income Tax Benefit (Expense) — Tax expense increased from $11,000 in the first quarter of fiscal year 2005 to $20,000 in the first quarter of fiscal year 2006. This increase is due to a higher pretax income in fiscal year 2006.

Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.
Our ability to maintain liquidity depends upon our $15,000,000 credit facility at LaSalle Bank, shown as line of credit on the accompanying balance sheet. Our use of the LaSalle credit facility decreased to $5,200,000 at September 30, 2005, compared with $13,129,304 at September 30, 2004. This $7,929,000 improvement reflects the fact that we generated less net loss — $622,000 net loss in the first quarter fiscal year 2006 as compared to a $1,122,000 net loss in the first quarter of fiscal year 2005, a $900,000 refund of income taxes collected from a carry back of net operating losses in prior years, a $1,482,000 decrease in accounts receivable and a $1,113,000 increase in accounts payable. We finance our capital expenditures on an interim basis through this LaSalle credit facility. We periodically repay our short-term borrowings under our LaSalle credit facility by using the net proceeds from the sale of long-term debt and equity securities.
Long-term debt decreased to $18,577,000 at September 30, 2005, compared with $21,697,000 at September 30, 2004. This $3,120,000 decrease resulted primarily from using $2,000,000 of the proceeds from the May 26, 2005, sale of common shares to pay off a portion of the LaSalle term note and the scheduled principal payments of $480,000 on the Series 1993 notes, $90,000 on the Series 1992B notes and $400,000 on the term loan as provided for in the debt agreements.
Cash increased to $250,000 at September 30, 2005, from June 30, 2005, compared with the $408,000 increase in cash for the first quarter ended September 30, 2004, as shown in the following table:

	September 30,
	2005	2004
Provided by (used in) operating activities	($675,124)	($5,406,983)
Used in investing activities	(368,179)	(483,515)
Provided by financing activities	1,200,000	6,299,242

Increase in cash	$156,697	$408,744

For the quarter ended September 30, 2005, cash used by operating activities decreased $4,732,000. This was due to a decrease in net loss of $500,000, increase in deferred income taxes of $377,000, increase in accounts receivable of $273,000, an increase in the value of derivative assets of $314,000, an increase in gas inventories of $767,000, a decrease in accounts payable of $1,613,000 a decrease in derivative liabilities of

$241,000, an increase of deferred gain of $140,000, a decrease in recoverable gas costs of $917,000, a decrease in prepaid items of $877,000, and a decrease in cash used for other assets and liabilities of $1,769,000.
For the quarter ended September 30, 2005, cash used in investing activities decreased $115,000 as compared to the first quarter 2005 due primarily from the increase in cash received from long term notes receivable.
For the quarter ended September 30, 2005, cash provided by financing activities decreased by $5,100,000 as compared to the quarter ended September 30, 2004, due to lower advances against the line of credit.
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
We maintain a $15 million revolving credit facility with LaSalle Bank National Association, as Agent for certain banks. The LaSalle credit facility is accompanied by a $6.0 million term loan maturing on March 31, 2009. The term loan at September 30, 2005 had an outstanding balance of $5.4 million. Borrowings under the LaSalle credit facility are secured by liens on substantially all of our assets. Our obligations under certain other notes and industrial development revenue obligations are secured on an equal and ratable basis with LaSalle in the collateral granted to secure the borrowings under the LaSalle credit facility with the exception of the first $1.0 million which is secured to LaSalle.

The following table represents borrowings under the LaSalle credit facility for each of the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 30, 2006
Minimum borrowing	$3,100,000
Maximum borrowing	$5,200,000
Average borrowing	$4,166,667

Year Ended June 30, 2005
Minimum borrowing	$7,729,000	$12,688,000	$3,500,000	$2,700,000
Maximum borrowing	$13,129,000	$14,629,000	$13,929,000	$3,900,000
Average borrowing	$10,196,000	$13,982,000	$8,110,000	$3,167,000

Year Ended June 30, 2004
Minimum borrowing	$6,105,000	$12,102,000	$9,229,000	$4,729,000
Maximum borrowing	$8,602,000	$12,629,000	$13,229,000	$6,729,000
Average borrowing	$7,482,000	$12,277,000	$10,563,000	$5,563,000
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
The LaSalle credit facility requires us to maintain compliance with a number of financial covenants, including meeting limitations on annual capital expenditures, maintaining a total debt to total capital ratio of not more than .70 to 1.00 and an interest coverage ratio of no less than 2.00 to 1.00. The LaSalle credit facility also restricts our ability to pay dividends during any period to a certain percentage of our cumulative earnings over that period, and restricts open positions and Value at Risk (VaR) in our wholesale operations. At June 30, 2005 and at September 30, 2005, we were in compliance with the financial covenants under the LaSalle credit facility.
At September 30, 2005, we had approximately $250,000 of cash on hand. In addition, at September 30, 2005, we had borrowed approximately $5.2 million under the LaSalle credit facility. Our short-term borrowings under our lines of credit during fiscal year 2005 had a daily weighted average interest rate of 7.38% per annum. At September 30, 2005, we had no outstanding letters of credit related to electricity and gas purchase contracts. We had net availability at September 30, 2005, of approximately $9,800,000 under the LaSalle credit facility revolving line of credit. As discussed above, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. Our availability normally increases in January as monthly heating bills are paid and gas purchases are no longer necessary.
In addition to the LaSalle credit facility, we have outstanding certain notes and industrial development revenue obligations (collectively “Long Term Notes and Bonds”). Our Long Term Notes and Bonds are made up of three separate debt issues: $8.0 million of Series 1997 notes bearing interest at an annual rate of 7.5%; $7.8 million of Series 1993 notes bearing interest at annual rates ranging from 6.20% to 7.60%; and Cascade County, Montana Series 1992B Industrial Development Revenue Obligations in the amount of $1.8 million bearing interest at annual rates ranging from 6.0% to 6.5%. Our obligations under the Long Term Notes and Bonds are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle credit facility with the exception of the first $1.0 million which is secured to LaSalle.
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
The total amount outstanding under all of our long term debt obligations was approximately $19.6 million and $22.6 million, at September 30, 2005 and September 30, 2004, respectively. The portion of such obligations due within one year was approximately $1,010,000 and $870,000 at September 30, 2005, and September 30, 2004, respectively. Our operating capital needs, as well as dividend payments and capital expenditures, are generally funded through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund capital expenditures, we have borrowed short-term funds. When the short-term debt balance significantly exceeds working capital requirements, we have issued long-term debt or equity securities to pay down short-term debt. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.
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
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on September 30, 2005. The interest rates presented below represent the weighted-average interest rates for the year ended September 30, 2005. The fair value of the interest rate swap was $45,989 and is recorded as a derivative asset on the accompanying financial statements.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Interest payments (a)	$6,972,591	$1,062,722	$1,990,724	$1,833,166	$2,085,979

Long Term Debt (b)	19,590,286	1,013,089	2,158,213	4,540,000	11,878,984

Operating Lease Obligations	330,447	142,599	181,248	6,600	—

Funding of retiree health plan (c)	116,000	21,000	42,000	42,000	11,000

Transportation and Storage Obligation (d)	18,946,148	3,302,991	8,544,997	7,098,160	—

Total Obligations	$45,955,472	$5,542,401	$12,917,182	$13,519,926	$13,975,963

(a)	Our long-term debt, notes payable and customers’ deposits all require interest payments. Interest payments are projected based on actual interest payments incurred in fiscal 2005 until the underlying debts mature.

(b)	See Note 3 of the Notes to Consolidated Financial Statements for a description of this debt. The cash obligations represent the maximum annual amount of redemptions to be made to certain holders or their beneficiaries through the debt maturity date.

(c)	For the purpose of this calculation, we have assumed that our obligation is limited to a maximum of $125 per month for each of our 14 retired persons for the remainder of their expected life.

(d)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.

CONTRACTS ACCOUNTED FOR AT FAIR VALUE
Management of Risks Related to Derivatives — The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counterparty performance. The Company has established policies and procedures to manage such risks. The Company has a Risk Management Committee (RMC), comprised of Company officers and management to oversee the Company’s risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counterparty credit risks, and other risks related to the energy commodity business.
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
The Company accounts for certain of such purchases or sale agreements in accordance with SFAS No. 133. Under SFAS 133, such contracts are reflected in the Company’s financial statements as derivative assets or derivative liabilities and valued at “fair value,” determined as of the date of the balance sheet. Fair value accounting treatment is also referred to as “mark-to-market” accounting. Mark-to-market accounting results in disparities between reported earnings and realized cash flow, because changes in the derivative values are reported in the Company’s Consolidated Statement of Operations as an increase or (decrease) in “Revenues — Gas and Electric — Wholesale” without regard to whether any cash payments have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts and their hedges are realized over the life of the contracts. SFAS No. 133 requires that contracts for purchase or sale at fixed prices and volumes must be valued at fair value (under mark-to-market accounting) unless the contracts qualify for treatment as a “normal purchase or sale.”
Quoted market prices for natural gas derivative contracts of the Company and its subsidiaries are generally not available. Therefore, to determine the net present value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and forecasted pricing information.

As of September 30, 2005, these agreements were reflected on the Company’s consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities
Contracts maturing during fiscal year 2006	$254,810	$255,165
Contracts maturing during fiscal years 2007 and 2008	—	—
Contracts maturing during fiscal years 2009 and beyond	45,989	—

Total	$300,799	$255,165

Regulated Operations — In the case of the Company’s regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures approved by the public service regulatory commissions of the States of Montana and Wyoming. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases”, pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Based on their review and evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the most recent fiscal period, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. Exhibits

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

ENERGY WEST, INCORPORATED

/s/ Wade F. Brooksby

Wade F. Brooksby	November 11, 2005
Chief Financial Officer
(principal financial officer
and principal accounting officer)