Form 10-Q/A
period 2005-09-30
ENERGY WEST INC
filed 2005-11-15
CIK 43350

FORM 10-Q/A
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

EXPLANATORY NOTE
This Amendment on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the period ended September 30, 2005, as originally filed by Energy West, Incorporated on November 14, 2005 (the “Original Filing”), solely for the purpose of correcting a typographical error in Part I, Item 2, explanation of changes in revenues on page 17 and page 21. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.
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
Revenues — The Company’s revenues for the first quarter of fiscal year 2006 were $10,291,000 compared to $11,867,000 in the first quarter of fiscal year 2005, a decrease of $1,576,000. The decrease was primarily attributable to: (1) decreases in EWR trading revenue of $1,807,000 and decreases in retail gas revenues of $1,688,000 due to a 65% decrease in volumes sold; and a $12,000 decrease in production and electric revenue. When analyzing the change in revenues it should be noted that revenue in the first quarter of fiscal year 2005 was reduced by $515,000 to record mark to market unrealized losses on derivative contacts. There was no material mark to market adjustments in the first quarter of fiscal year 2006. However the first quarter of fiscal year 2006 revenue was favorably impacted by $139,000 of amortization of a deferred gain. The deferred gain was recorded in January 2005 when certain derivative contracts were re–classified as “normal purchase or normal sales.” The deferred gain is being amortized ratably over the life of the contracts (For further discussion regarding this reclassification see the Company June 30, 2005 10–K.) (2) propane and natural gas revenue increases of $145,000 and $1,108,000 respectively due to higher prices for propane and natural gas passed through to customers, and (3) increased revenues in Pipeline operations of $24,000 due to an increase in gathering volumes on the Glacier line.
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

Fiscal Quarter Ended September 30, 2005 Compared to Fiscal Quarter Ended September 30, 2004
EWR Revenues and Gross Margins — Revenues in EWR decreased $2,853,000 from $5,723,000 in the first quarter of fiscal year 2005 to $2,870,000 in the first quarter of fiscal year 2006. Decreased fiscal revenues were due to $1,807,000 lower trading revenue, $1,688,000 lower retail gas revenues due to a 65% decrease in volumes sold and a $12,000 decrease in production and electric revenue. When analyzing the change in revenues it should be noted that revenue in the first quarter of fiscal year 2005 was reduced by $515,000 to record mark to market unrealized losses on derivative contracts. There was no material mark to market adjustments in the first quarter of fiscal year 2006. However the first quarter of fiscal year 2006 revenue was favorably impacted by $139,000 of amortization of a deferred gain. The deferred gain was recorded in January 2005 when certain derivative contracts were re-classified as “normal purchase or normal sales.” The deferred gain is being amortized ratably over the life of the contracts (For further discussion regarding this reclassification see the Company June 30, 2005 10-K.)
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

ENERGY WEST, INCORPORATED

/s/ Wade F. Brooksby

Wade F. Brooksby	November 14, 2005
Chief Financial Officer
(principal financial officer
and principal accounting officer)