Form 10-Q
period 2005-12-31
ENERGY WEST INC
filed 2006-02-13
CIK 43350

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Registrant’s telephone number, including area code (406)-791-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $.15 par value per share, as of February 8, 2006 was 2,931,158 shares.

ENERGY WEST, INCORPORATED
INDEX TO FORM 10-Q

Part I — FINANCIAL INFORMATION
     Item 1 — Financial Statements
ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,		June 30,
	2005	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,077,084	$4,979,766	$93,606
Accounts and notes receivable, less $363,618 $257,143, and $294,646, respectively, allowance for bad debt	10,789,385	7,951,611	5,791,888
Unbilled gas	4,530,377	5,114,155	1,092,320
Derivative assets	336,864	124,131	119,069
Natural gas and propane inventories	8,613,129	7,896,274	3,711,033
Materials and supplies	506,755	411,662	440,959
Prepayments and other	403,112	324,837	386,306
Deferred income taxes	33,563	1,036,532	—
Income tax receivable	313,344	999,451	1,924,648
Recoverable cost of gas purchases	1,569,299	564,575	1,863,475

Total current assets	28,172,912	29,402,994	15,423,304

Property, plant and equipment, net	38,922,268	38,874,483	38,942,123
Note receivable	—	253,944	174,561
Deferred charges	4,419,970	5,062,031	4,725,924
Other assets	163,476	165,187	167,481

TOTAL ASSETS	$71,678,626	$73,758,639	$59,433,393

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Current portion of long-term debt	$1,056,633	$2,977,891	$1,013,089
Line of credit	11,000,000	14,629,304	3,900,000
Accounts payable	7,513,971	3,768,601	2,651,047
Derivative liabilities	277,742	2,304,963	114,237
Deferred income tax	—	—	96,214
Accrued and other current liabilities	3,921,701	8,138,341	3,750,177

Total current liabilities	23,770,047	31,819,100	11,524,764

Other obligations:
Deferred income taxes	6,276,632	4,763,007	6,267,858
Deferred investment tax credits	302,751	323,813	313,282
Other long-term liabilities	5,255,737	4,606,799	5,463,667

Total other obligations	11,835,120	9,693,619	12,044,807

Long-term debt	18,370,493	19,400,793	18,677,197

Commitments and contingencies

Stockholders’ equity:
Common stock; $.15 par value, 5,000,000 shares authorized, 2,930,100; 2,599,438 and 2,912,564 shares outstanding at December 31, 2005, 2004, and June 30, 2005 respectively	439,522	389,923	436,892
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Capital in excess of par value	7,578,531	5,083,232	7,435,309
Retained earnings	9,684,913	7,371,972	9,314,424

Total stockholders’ equity	17,702,966	12,845,127	17,186,625

TOTAL CAPITALIZATION	36,073,459	32,245,920	35,863,822

TOTAL LIABILITIES AND CAPITALIZATION	$71,678,626	$73,758,639	$59,433,393

The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
REVENUES:
Natural gas operations	$20,187,548	$14,228,550	$26,502,915	$19,436,226
Propane operations	2,530,948	3,022,491	3,528,930	3,875,102
Gas and electric—wholesale	6,108,052	5,763,054	8,977,884	11,657,898
Pipeline operations	102,539	101,931	210,747	186,286

Total revenues	28,929,087	23,116,026	39,220,476	35,155,512

EXPENSES:
Gas purchased	17,898,558	12,318,308	22,786,407	16,177,664
Gas and electric—wholesale	5,722,196	5,572,474	8,463,665	11,528,479
Distribution, general, and administrative	2,063,994	2,557,149	4,282,780	4,852,833
Maintenance	125,678	160,837	273,570	293,631
Depreciation and amortization	528,698	587,954	1,103,075	1,182,270
Taxes other than income	412,388	383,634	775,025	767,443

Total expenses	26,751,512	21,580,356	37,684,522	34,802,320

OPERATING INCOME	2,177,575	1,535,670	1,535,954	353,192

OTHER INCOME	208,133	141,295	319,155	207,470

INTEREST EXPENSE	596,041	721,945	1,089,455	1,474,189

INCOME (LOSS) BEFORE INCOME TAXES	1,789,667	955,020	765,654	(913,527)

INCOME TAX EXPENSE (BENEFIT)	672,563	388,623	270,123	(358,230)

NET INCOME (LOSS)	$1,117,104	$566,397	$495,531	$(555,297)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.38	$0.22	$0.17	$(0.21)
Diluted	$0.38	$0.22	$0.17	$(0.21)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic	2,921,129	2,598,937	2,916,846	2,598,937
Diluted	2,968,504	2,598,937	2,941,665	2,598,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$495,531	$(555,297)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, including deferred charges and financing costs	1,442,509	1,599,010
Derivative assets	(217,795)	75,117
Derivative liabilities	163,505	620,287
Deferred gain	(522,521)	—
Investment tax credit	(10,531)	(10,531)
Deferred gain on sale of assets	(11,814)	(11,814)
Deferred income taxes	468,054	(276,006)
Changes in assets and liabilities:
Accounts and notes receivable	(7,525,993)	(6,183,152)
Natural gas and propane inventories	(4,902,096)	(2,713,228)
Accounts payable	4,403,114	157,522
Recoverable/refundable cost of gas purchases	294,176	223,831
Prepayments and other	(16,807)	45,542
Other assets & liabilities	1,045,601	1,028,919

Net cash used in operating activities	(4,895,067)	(5,999,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(1,137,701)	(1,507,112)
Collection of long-term notes receivable	174,561	—
Customer advances received for construction	97,296	26,260
Increase from contributions in aid of construction	21,981	29,782

Net cash used in investing activities	(843,863)	(1,451,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(263,160)	(291,308)
Proceeds from lines of credit	10,000,000	8,900,000
Repayments of lines of credit	(2,900,000)	(1,000,758)
Proceeds from other short-term borrowings	—	3,500,000
Dividends paid	(114,432)	—

Net cash provided by financing activities	6,722,408	11,107,934

NET INCREASE IN CASH AND CASH EQUIVALENTS	983,478	3,657,064

CASH AND CASH EQUIVALENTS:
Beginning of period	93,606	1,322,702

End of period	$1,077,084	$4,979,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2005
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
Certain non-regulated, non-utility operations are conducted by three wholly owned subsidiaries of the Company: Energy West Propane, Inc. (“EWP”); Energy West Resources, Inc. (“EWR”); and Energy West Development, Inc. (“EWD”). EWP is engaged in wholesale and retail distribution of bulk propane in Arizona. EWR markets gas in Montana and Wyoming and, on a limited basis, electricity in Montana, and owns certain natural gas production properties in Montana. EWD owns a natural gas gathering system that is located in both Montana and Wyoming and an interstate natural gas transportation pipeline that runs between Montana and Wyoming. EWD also owns natural gas production properties in Montana. The Company’s reporting segments are: Natural Gas Operations, Propane Operations, EWR and Pipeline Operations.
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

In order to mitigate the risk of natural gas market price volatility related to firm commitments to purchase or sell natural gas or electricity, from time to time the Company and its subsidiaries have entered into hedging arrangements. Such arrangements may be used to protect profit margins on future obligations to deliver gas at a fixed price or to protect against adverse effects of potential market price declines on future obligations to purchase gas at fixed prices.
Quoted market prices for natural gas derivative contracts of the Company and its subsidiaries are generally not available. Therefore, to determine the net present value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and forecasted pricing information.
During the six months ended December 31, 2005, the Company has not entered into any new contracts that have required fair value accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. (Fair value accounting is also referred to as mark-to-market accounting.) However, existing derivatives as of December 31, 2005 were reflected on the Company’s consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities
Contracts maturing during fiscal year 2006	$277,384	$277,742
Contracts maturing during fiscal years 2007 and 2008
Contracts maturing during fiscal years 2009 and beyond	59,480

Total	$336,864	$277,742

Natural Gas and Propane Operations — In the case of the Company’s regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases” pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of December 31, 2005, the Company’s regulated operations have no contracts meeting the mark-to-market accounting requirements.

NOTE 2 — INCOME TAX EXPENSES (BENEFITS)
Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pretax income (loss) as demonstrated in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Tax expense (benefit) at statutory rate of 35%	$626,381	$336,103	$267,977	$(316,048)
State income tax expense (benefit), net of federal tax benefit	51,768	39,074	12,615	(50,926)
Amortization of deferred investment tax credits	(5,265)	(5,265)	(10,531)	(10,531)
Other	(321)	18,711	62	19,275

Total income tax expense (benefit)	$672,563	$388,623	$270,123	$(358,230)

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
On November 28, 2005, the Company entered into a restated credit agreement with the Lender. Pursuant to the restated credit agreement, the previous $23.0 million revolving credit facility was replaced with a $15.0 to $20.0 million revolving credit facility and a $6.0 million term loan maturing on March 31, 2009. The revolving line of credit is $20 million during the three month period November 28, 2005 through February 28, 2006 and continues at $15 million during the nine month period March 1, 2006 to November 26, 2006.

Borrowings under the LaSalle Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. The Company’s obligations under certain other notes and industrial development revenue obligations are collateralized on an equal and ratable basis with the Lender in the collateral granted to secure the borrowings under the LaSalle Facility with the exception of the first $1.0 million which is secured to LaSalle.
Under the LaSalle Facility the Company may elect to pay interest on portions of the amounts outstanding under the revolving line of credit at the London interbank offered rate (LIBOR), plus 200 basis points or at the Prime Rate, for interest periods selected by the Company. For the $6.0 million term loan under the LaSalle Facility, the Company may elect to pay interest at either the applicable LIBOR rate plus 300 basis points or at the Prime Rate. The Company also pays a commitment fee of 25 basis points for the daily unutilized portion of the revolving credit facility.
During the quarter ended September 30, 2004, the Company entered into an interest rate swap agreement related to the LaSalle Facility. The interest rate swap agreement converts a declining notional amount of variable rate debt to a fixed rate of 7.40%. The amortizing notional principal amount begins at $2,933,333 on August 9, 2004 and amortizes to $2,016,666 as of March 31, 2009. The effect of the interest rate swap, therefore, is to fix the rate of interest at 7.40% for that portion on the $6.0 million term loan under the LaSalle Facility.
The LaSalle Facility requires the Company to maintain compliance with a number of financial covenants, including meeting limitations on annual capital expenditures, maintaining a total debt to total capital ratio of not more than .70 to 1.00 and an interest coverage ratio of no less than 2.00 to 1.00. The LaSalle Facility also restricts the Company’s ability to pay dividends during any period to a certain percentage of cumulative earnings of the Company over that period, and restricts open positions and Value at Risk (VaR) in the Company’s wholesale operations. During the three months and six months ended December 31, 2005, the Company was in compliance with the financial covenants under the LaSalle Facility.
At December 31, 2005, the Company had approximately $1,077,000 of cash on hand. In addition, at December 31, 2005, the Company had borrowed $11.0 million under the revolving line of credit. The Company’s short-term borrowings under its lines of credit during the six months ended December 31, 2005 had a daily weighted average interest rate of 7.29% per annum. The Company’s net availability at December 31, 2005 was $9.0 million under the LaSalle Facility revolving line of credit.
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

Under the terms of the Long Term Notes and Bonds, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, liens and secured indebtedness, asset sales, and from incurring additional long-term indebtedness if it does not meet certain debt to interest and debt to capital ratios. Dividends and distributions during the period are limited to the cumulated net income for the prior sixty months. The LaSalle Facility also restricts the Company’s ability to pay dividends during any period to a certain percentage of cumulative earnings of the Company over that period, and restricts open positions and Value at Risk (VaR) in the Company’s wholesale operations.
The total amount outstanding under all of the Company’s long-term debt obligations was approximately $19.4 million and $22.4 million at December 31, 2005 and December 31, 2004, respectively. The portion of such obligations due within one year was approximately $1,057,000 and $2,978,000 at December 31, 2005, and December 31, 2004, respectively.
NOTE 4 — NOTE RECEIVABLE
On August 21, 2003, EWP sold the majority of its wholesale propane assets in Montana and Wyoming consisting of approximately $782,000 in storage and other assets and approximately $352,000 in inventory and accounts receivable. The Company received cash of $750,000 and a promissory note for approximately $620,000 to be repaid over a four year period, collateralized by the wholesale propane assets sold. This note was paid in full on July 19, 2005.
NOTE 5 — DEFERRED CHARGES
Deferred Charges consist of the following:

	December 31,		June 30,
	2005	2004	2005
Regulatory asset for property taxes	$2,419,169	$2,690,505	$2,561,265
Regulatory asset for income taxes	458,753	458,753	458,753
Regulatory asset for deferred environmental remediation costs	385,978	472,119	413,218
Other regulatory assets	40,249	75,152	52,198
Unamortized debt issue costs	1,115,821	1,365,502	1,240,490

Total	$4,419,970	$5,062,031	$4,725,924

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
At December 31, 2005, the Company had incurred cumulative costs of approximately $1,963,000 in connection with its evaluation and remediation of the site. On May 30, 1995, the Company received an order from the MPSC allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 2005, the Company had recovered approximately $1,577,000 through such surcharges. As of December 31, 2005, the cost remaining to be recovered is $386,000.
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
Derivative Contingencies — Among the risks involved in natural gas marketing is the risk of nonperformance by counterparties to contracts for purchase and sale of natural gas. EWR is party to certain contracts for purchase or sale of natural gas at fixed prices for fixed time periods. Some of these contracts are recorded as derivatives valued on a mark-to-market basis.

Legal Proceedings — From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs and other processes intended to reduce liability risk.
In addition to other litigation referred to above, the Company or its subsidiaries have been involved in the following described litigation.
On August 8, 2003, the Company reached agreement with the Montana Department of Revenue (“DOR”) to settle a claim that the Company had under-reported its personal property for the years 1997-2002 and that additional property taxes should be assessed. The settlement amount is being paid in ten annual installments of $243,000 each beginning November 30, 2003.
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

NOTE 7 — SEGMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31		December 31
	2005	2004	2005	2004
Gross margin (operating revenue less cost of gas purchased):
Natural gas operations	$3,740,347	$3,575,172	$5,718,628	$5,328,788
Propane operations	1,079,591	1,357,561	1,526,810	1,804,876
EWR	385,856	190,580	514,219	129,419
Pipeline operations	102,539	101,931	210,747	186,286

	5,308,333	5,225,244	7,970,404	7,449,369

Operating income (loss):
Natural gas operations	1,442,599	1,137,072	1,137,146	582,037
Propane operations	413,699	595,668	161,982	321,273
EWR	261,839	(260,935)	115,693	(651,516)
Pipeline operations	59,438	63,865	121,133	101,398

	2,177,575	1,535,670	1,535,954	353,192

Net income (loss):
Natural gas operations	765,320	424,934	417,283	(213,319)
Propane operations	189,962	307,355	(5,451)	106,619
EWR	132,755	(198,972)	23,236	(491,937)
Pipeline operations	29,067	33,080	60,463	43,340

	$1,117,104	$566,397	$495,531	$(555,297)

NOTE 8 — ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consists of the following:

	December 31,		June 30,
	2005	2004	2005
Property tax settlement—current portion	$243,000	$243,000	$243,000
Payable to employee benefit plans	114,713	340,982	481,514
Accrued vacation	265,513	402,723	267,859
Customer deposits	479,985	429,987	418,148
Accrued incentives	164,670	616,865	12,246
Accrued interest	230,971	108,870	97,987
Accrued taxes other than income	639,165	648,373	507,288
Customer prepayments from levelized billing	909,561	1,045,682	399,760
Other short-term borrowing	—	3,500,000	459,814
Other	874,123	801,859	862,561

Total	$3,921,701	$8,138,341	$3,750,177

NOTE 9 — OTHER LONG TERM LIABILITIES
     Other long-term liabilities consist of the following:

	December 31,		June 30,
	2005	2004	2005
Asset retirement obligation	$634,595	$602,351	$618,473
Contribution in aid of construction	1,469,429	1,255,321	1,447,448
Customer advances for construction	775,233	629,849	677,936
Accumulated postretirement obligation	377,145	299,656	342,900
Deferred gain — long-term *	446,341		569,102
Deferred gain on sale leaseback of assets	11,825	35,453	23,639
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	1,458,008	1,701,008	1,701,008

Total	$5,255,737	$4,606,799	$5,463,667

*	In January 2005, two long-term contracts were designated as “normal purchases and sales”. The derivative liability as of January 2005 will now be amortized over the remaining monthly volumes of the contract at a rate of $1.21 per MMBtu.
NOTE 10 — STOCK OPTIONS
As of July 1, 2005, SFAS No. 123(R) became effective for the Company. The Company had previously followed Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Under SFAS No. 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Black-Scholes calculations performed for the second quarter ended December 31, 2005 stock-based compensation expense utilized the methodology and assumptions consistent with those previously used by the Company to report pro-forma net income or loss under SFAS No. 123(R). The general and administrative expense for the stock-based compensation in the second quarter of fiscal 2006 was approximately $20,000 which is less than $0.01 per share.
The Company uses the Black Scholes methodology, with a volatility assumption of 54%, an expected life of 7 years, 2% expected dividend rate, and a risk free interest rate of 3.9%. If the Company had recorded stock option expense in the quarter ended December 31, 2004, its pro forma net income would have been decreased by approximately $32,000 or approximately $.01 per share.
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
Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of the Company from time to time, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors which may cause the Company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. (See “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission.) Any such forward looking statement is qualified by reference to these risk factors. The Company cautions that these risk factors are not exclusive. The Company does not undertake to update any forward looking statements that may be made from time to time by or on behalf of the Company except as required by law.

Operating Results of Our Company
Executive Overview
We have seen significant benefits from controlling costs and the renewed focus on our core business. This has lead to a decrease in the amount we have had to borrow under our credit facility even though we are paying a higher price to buy natural gas and propane. This has resulted in an opportunity to restore dividends to our shareholders. However, we continue to address certain challenges.
We must remain vigilant about our increasing demand for cash due to high commodity prices and our heavy reliance on a few suppliers. The loss of key personnel in such areas as accounting, engineering, propane and pipeline operations can have a dramatic impact on the efficient operation of the Company. Our small size makes the Company vulnerable to large earnings variations if litigation or other one-time expenses occur.
     The foregoing concerns are counterbalanced by what we believe are our strengths:
•	Geographic proximity of our regulated natural gas business to gas production and our pipelines to active drilling.

•	We continue to experience high growth in and around our Arizona propane business.

•	Our positive reputation with regulators and customers.

•	Our corporate infrastructure, which provides a platform for additional projects with limited incremental expenses.
Three Months Ended December 31, 2005 Compared To Three Months Ended December 31, 2004
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of December 31, 2005 and for the three month period ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income — The Company’s net income for the second quarter ended December 31, 2005 was $1,117,000 compared to a net income of $566,000 in the second quarter ended December 31, 2004, an increase of $551,000. The increase in the Company’s net income from the second quarter ended December 31, 2004 to the second quarter ended December 31, 2005 was primarily due to higher gross margins in Natural Gas and EWR, lower operating expenses in all segments except Pipeline, higher other income and a decrease in interest expense. The increases in gross margin for Natural Gas and EWR and the reductions in expenses were partially offset by a decrease in gross margin in Propane and an increase in income tax expense due to higher pretax income.

Revenues — The Company’s revenues for the second quarter ended December 31, 2005 were $28,929,000 compared to $23,116,000 in the second quarter ended December 31, 2004, an increase of $5,813,000. The increase was primarily attributable to: (1) natural gas revenue increases of $5,959,000 due to higher prices for natural gas passed through to customers; (2) EWR revenue increases of $573,000 due to a $339,000 favorable change in the valuation of derivative contracts, and $6,000 from normal operations. When analyzing the change in revenues it should be noted that revenue in the second quarter ended December 31, 2004 was reduced by $199,000 to record mark-to-market unrealized losses on derivative contracts. There was no material mark-to-market adjustments in the second quarter ended December 31, 2005. However, the revenues for the second quarter were favorably impacted by $139,000 of amortization of a deferred gain. The deferred gain was recorded in January 2005 when certain derivative contracts were re-classified as “normal purchase or normal sales.” The deferred gain is being amortized ratably over the life of the contracts (for further discussion regarding this reclassification see the Company’s June 30, 2005 10-K). These increases in revenue were offset by propane revenue decreases of $492,000 due to warmer weather and fewer volumes sold, partially offset by higher propane prices.
Gross Margin — Gross margin, which is defined as revenue less gas purchased and costs of gas and electricity (wholesale), increased $83,000, from $5,225,000 in the second quarter ended December 31, 2004 to $5,308,000 in the second quarter ended December 31, 2005.
EWR margin increased $195,000 due to the $339,000 favorable change in the valuation of the derivative contracts as discussed above, a $34,000 increase in production and electricity margins, offset by a decrease in gas margin of $178,000 due to higher gas cost.
Natural Gas Operations’ margin increased $165,000 primarily due to approved rate increases put into effect in November 2004. Propane Operations’ margin decreased $278,000 primarily due to warmer weather and less volumes sold.
Expenses Other Than Costs of Gas and Electricity and Costs of Goods Sold — Expenses other than gas purchased decreased by $559,000 in the second quarter ended December 31, 2005 as compared to the second quarter ended December 31, 2004. The primary reasons for this decrease were (1) decreases in the Company’s general and administrative costs of $431,000, (2) decreases in depreciation and amortization of $59,000, and (3) decreases in overhead and maintenance costs of $62,000 and $35,000 respectively, offset by (4) increases of $29,000 in taxes other than income.
Other Income — Other income increased by $67,000, from $141,000 in the second quarter ended December 31, 2004 to $208,000 in the second quarter ended December 31, 2005. Natural Gas other income increased $137,000 primarily due to income generated in fiscal year 2006 for services to customers over what had been provided in prior years, and other miscellaneous income. Propane other income decreased $21,000 due to the payoff on July 9th, 2005 of the note receivable in RMF resulting in less interest income than in the second quarter ended December 31, 2004. EWR other income decreased $48,000 due to income from the settlement of a contract dispute in fiscal year 2005.

Interest Expense — Interest expense decreased by approximately $126,000 during the second quarter ended December 31, 2005 from the second quarter ended December 31, 2004 due to lower short-term borrowings and a decrease in the amortization of debt issuance costs related to securing the LaSalle short-term credit facility in fiscal year 2005.
Income Tax Expense — Income tax expense increased $284,000 in the second quarter ended December 31, 2005 as compared to the second quarter ended December 31, 2004 due to increased net income in the second quarter ended December 31, 2005.
Six Months Ended December 31, 2005 Compared To Six Months Ended December 31, 2004
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of December 31, 2005 and for the six month period ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — The Company’s net income for the six months ended December 31, 2005 was $495,000 compared to a net loss of $555,000 in the six months ended December 31, 2004, an increase of $1,051,000. The increase in the Company’s net income was primarily due to higher gross margins in Natural Gas, EWD and EWR, lower operating expenses in all segments except EWD, higher other income and a decrease in interest expense. The increases in gross margin and the reductions in expenses were partially offset by an increase in income tax expense due to higher pretax income.
Revenues — The Company’s revenues for the six months ended December 31, 2005 were $39,220,000 compared to $35,156,000 in the six months ended December 31, 2004, an increase of $4,065,000. The increase was primarily attributable to natural gas revenue increases of $7,067,000 due to higher prices for natural gas passed through to customers, as well as a rate increase put into effect in November of 2004 partially offset by decreases in EWR totaling $2,280,000 including trading revenue decreases of $2,277,000; reduction in retail gas revenues of $1,380,000 due to a decrease in volumes sold partially offset by higher prices; a $993,000 favorable change in the value of derivative contracts and increases of $16,000 in production and electric revenue. When analyzing the change in revenues it should be noted that revenue in the six months ended December 31, 2004 was reduced by $714,000 to record mark-to-market unrealized losses on derivative contracts. There were no material mark-to-market adjustments in the second quarter ended December 31, 2005. However, the second quarter ended December 31, 2005 quarter revenue was favorably impacted by $279,000 of amortization of a deferred gain. The deferred gain was recorded in January 2005 when certain derivative contracts were re-classified as “normal purchase or normal sales.” The deferred gain is being amortized ratably over the life of the contracts (for further discussion regarding this reclassification see the Company’s June 30, 2005 10-K). Revenues also reflect a decrease of $346,000 in the Propane segment due to warmer weather and lower volumes sold, as well as reduced sales to external customers by Rocky Mountain Fuels. The increased revenues in Pipeline operations of $24,000 are due to an increase in gathering volumes on the Glacier line.
Gross Margin — Gross margin, which is defined as revenue less gas purchased and costs of gas and electricity (wholesale), increased $521,000, from $7,449,000 in the six months ended December 31, 2004 to $7,970,000 in the six months ended December 31, 2005. EWR margins increased $385,000 due to a $993,000 favorable change in the valuation of derivative contracts as discussed above, and a $31,000 increase in electricity and production margins, offset by a decrease in gas margin of $639,000 due to lower sales volumes and higher gas costs.
Pipeline Operations’ margin increased $24,000 due to the Glacier line being temporarily down from early June 2004 until the first week of November 2004. Natural Gas Operations’ margin increased $390,000 primarily due to approved rate increases put into effect in November 2004. Propane Operations’ margin decreased $278,000 primarily due to warmer weather and lower volumes, as well as reduced sales to external customers through Rocky Mountain Fuels.
Expenses Other Than Costs of Gas and Electricity and Costs of Goods Sold — Expenses other than gas purchased decreased by $662,000 in the six months ended December 31, 2005 as compared to the six months ended December 31, 2004. The primary reasons for this decrease were (1) decreases in the Company’s general and administrative costs of $549,000, (2) decreases in depreciation and amortization of $79,000, and (3) decreases in overhead and maintenance of $21,000 and $20,000 respectively, offset by (4) an increase of $8,000 in taxes other than income.
Other Income — Other income increased by $112,000, from $207,000 in the six months ended December 31, 2004 to $319,000 in the six months ended December 31, 2005. Natural Gas other income increased $188,000 primarily due to income generated in fiscal year 2006 for services to customers over what had been provided in prior years, and other miscellaneous income. Propane other income decreased $42,000 due to the payoff on July 9th, 2005 of the note receivable in RMF resulting in less interest and consulting fee income than in the second quarter fiscal year 2005. EWR other income decreased $34,000 due to income generated from settlement of a contract dispute during the six months ended December 31, 2004.
Interest Expense — Interest expense decreased by approximately $385,000 during the six months ended December 31, 2005 from the six months ended December 31, 2004 due to lower short-term borrowings and the amortization of debt issuance costs related to securing the LaSalle short-term credit facility in fiscal year 2005.
Income Tax Expense — Income tax expense increased $628,000 in the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 due to increased pretax income in the six months ended December 31, 2005.

Operating Results of our Natural Gas Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Natural Gas Operations	2005	2004	2005	2004
Operating revenues	$20,187,548	$14,228,550	$26,502,915	$19,436,226
Gas Purchased	16,447,201	10,653,378	20,784,287	14,107,438

Gross Margin	3,740,347	3,575,172	5,718,628	5,328,788
Operating expenses	2,297,748	2,438,100	4,581,482	4,746,751

Operating income	1,442,599	1,137,072	1,137,146	582,037
Other income	170,164	33,558	235,943	47,704

Income before interest and taxes	1,612,763	1,170,630	1,373,089	629,741

Interest expense	401,449	447,490	730,610	940,648

Income (loss) before income taxes	1,211,314	723,140	642,479	(310,907)
Income tax benefit (expense)	(445,994)	(298,206)	(225,196)	97,588

Net income (loss)	$765,320	$424,934	$417,283	$(213,319)

Three Months Ended December 31, 2005 Compared To Three Months Ended December 31, 2004
Natural Gas Revenues and Gross Margins — The Natural Gas Operations’ operating revenues in the second quarter ended December 31, 2005 increased to $20,188,000 from $14,229,000 in the second quarter ended December 31, 2004. This $5,959,000 increase was primarily due to higher gas costs and an approved rate increase put into effect in November 2004.
Gas purchases in Natural Gas Operations increased by $5,794,000, from $10,653,000 in the second quarter ended December 31, 2004 to $16,447,000 in the second quarter ended December 31, 2005. The increase in gas cost reflects higher commodity prices during the current fiscal year.
Gross margin, which is defined as operating revenues less gas purchased, was approximately $3,740,000 for the second quarter ended December 31, 2005 compared to approximately $3,575,000 in the second quarter ended December 31, 2004. The increase of $165,000 is primarily due to approved rate increases put into effect in November 2004.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses were approximately $2,298,000 for the second quarter ended December 31, 2005 as compared to $2,438,000 for second quarter ended December 31, 2004. The $140,000 reduction is due to $55,000 decrease in payroll and other general and administrative expenses resulting from the implementation of cost-saving measures, $40,000 in lower depreciation charges, $46,000 in lower overhead charges, and $36,000 in decreased maintenance charges. These savings were partially offset by $37,000 in higher taxes other than income taxes.

Natural Gas Other Income — Other income increased by $136,000, from $34,000 in the second quarter ended December 31, 2004 to $170,000 in the second quarter ended December 31, 2005. This was due primarily to additional service sales and other miscellaneous income.
Natural Gas Interest Expense — Interest expense is $46,000 lower in the current year second quarter compared to prior year second quarter primarily due to lower short-term borrowings and a decrease in the amortization of debt issuance costs.
Natural Gas Income Tax Expense — Tax expense is $148,000 higher in the current year second quarter compared to prior year second quarter due to higher pretax income.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
Natural Gas Revenues and Gross Margins — The Natural Gas Operations’ operating revenues in the six months ended December 31, 2005 increased to $26,503,000 from $19,436,000 in the six months ended December 31, 2004. This $7,067,000 increase was primarily due to higher gas costs and an approved rate increase put into effect in November 2004.
Gas purchases in Natural Gas Operations increased by $6,677,000, from $14,107,000 in the six months ended December 31, 2004 to $20,784,000 in the six months ended December 31, 2005. The increase in gas cost reflects higher commodity prices during the current fiscal year.
Gross margin, which is defined as operating revenues less gas purchased, was approximately $5,719,000 for the six months ended December 31, 2005 compared to approximately $5,329,000 in the six months ended December 31, 2004. The increase of $390,000 is primarily due to approved rate increases put into effect in November 2004.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses were approximately $4,581,000 for the six months ended December 31, 2005 as compared to $4,747,000 for the six months ended December 31, 2004. The $165,000 reduction is due to $78,000 decrease in payroll and other general and administrative expenses resulting from the implementation of cost-saving measures, $63,000 in lower depreciation charges, $21,000 in lower overhead charges, and $26,000 in lower maintenance costs. These savings were partially offset by $23,000 in higher taxes other than income taxes.
Natural Gas Other Income — Other income increased by $188,000, from $48,000 in the six months ended December 31, 2004 to $236,000 in the six months ended December 31, 2005. This was due primarily to service sales in Great Falls and other miscellaneous income.
Natural Gas Interest Expense — Interest expense is $210,000 lower in the six months ended December 31, 2005 compared to the six months ended December 31, 2004 primarily due to lower short-term borrowings and a decrease in the amortization of debt issuance costs.
Natural Gas Income Tax Expense — Tax expense increased $323,000 in the six months ended December 31, 2005 compared to the six months ended December 31, 2004 due to higher pretax income.

Operating Results of our Propane Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Propane Gas Operations	2005	2004	2005	2004
Operating revenues	$2,530,948	$3,022,491	$3,528,930	$3,875,102
Gas Purchased	1,451,357	1,664,930	2,002,120	2,070,226

Gross Margin	1,079,591	1,357,561	1,526,810	1,804,876
Operating expenses	665,892	761,893	1,364,828	1,483,603

Operating income	413,699	595,668	161,982	321,273
Other income	29,719	51,202	60,813	103,231

Income before interest and taxes	443,418	646,870	222,795	424,504

Interest expense	128,547	141,468	235,153	299,927

Income (loss) before income taxes	314,871	505,402	(12,358)	124,577
Income tax benefit (expense)	(124,909)	(198,047)	6,907	(17,958)

Net income (loss)	$189,962	$307,355	$(5,451)	$106,619

Three Months Ended December 31, 2005 Compared To Three Months Ended December 31, 2004
Propane Revenue and Gross Margins — Propane Operations’ revenues decreased $491,000, from $3,022,000 for the second quarter ended December 31, 2004 to $2,531,000 for the second quarter ended December 31, 2005 as a result of warmer weather and lower volumes in the Arizona regulated and unregulated operations, coupled with lower sales to external customers in the wholesale Rocky Mountain Fuels operation. Gas purchases decreased $214,000, from $1,665,000 in the second quarter ended December 31, 2004 to $1,451,000 in the second quarter ended December 31, 2005. This decrease was due primarily to warmer weather and less volumes sold in the propane segment. Gross margin decreased $278,000, from $1,358,000 in the second quarter ended December 31, 2004 to $1,080,000 in the second quarter ended December 31, 2005. This was again attributable to warmer weather and lower volumes. Although propane prices were higher in fiscal year 2006, the warmer weather and volume decrease had a greater impact on revenues and margin.
Propane Operating Expenses — Operating expenses were $666,000 in the second quarter ended December 31, 2005 compared to $762,000 in the second quarter ended December 31, 2004. This decrease of $96,000 is due to decreases in general and administrative costs of $77,000, lower overhead costs of $13,000, lower taxes other than income of $4,000, and lower depreciation of $3,000. These savings were offset by an increase in maintenance of $1,000.
Propane Other Income — Other income decreased by $21,000, from $51,000 for the second quarter ended December 31, 2004 to $31,000 for the second quarter ended December 31, 2005. In the second quarter ended December 31, 2004, RMF had interest income from a note receivable generated with the sale of assets in August 2003. This note was paid in full on July 9th, 2005, resulting in lower interest income.
Propane Interest Expense — Interest expense decreased by $13,000, from $141,000 in the second quarter ended December 31, 2004 to $128,000 for the second quarter ended December 31, 2005, primarily due to lower short-term borrowings and a decrease in the amortization of debt issuance costs.
Propane Income Tax Expense — Income tax expense decreased by $73,000, from $198,000 in the second quarter ended December 31, 2004 to $125,000 in the second quarter ended December 31, 2005 due to lower pretax income.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
Propane Revenue and Gross Margins — Propane Operations’ revenues decreased $346,000, from $3,875,000 for the six months ended December 31, 2004 to $3,529,000 for the six months ended December 31, 2005 as a result of warmer weather and lower volumes, coupled with less sales to external customers in the wholesale Rocky Mountain Fuels operation. These lower volumes were partially offset by higher prices in the propane market. Gas purchased decreased from $2,070,000 to $2,020,000 for the same period due also to warmer weather and less volumes sold. The volume decrease was partially offset by higher prices in the cost of propane for both the regulated utility and the wholesale propane operations. Gross margin decreased $278,000, from $1,805,000 in the six months ended December 31, 2004 to $1,527,000 for the six months ended December 31, 2005. This margin decrease was primarily due to warmer weather and lower volumes, coupled with less sales to external customers in the wholesale operation.
Propane Operating Expenses — Operating expenses were $1,484,000 in the six months ended December 31, 2004 compared to $1,365,000 in the six months ended December 31, 2005. This decrease of $119,000 is due to decreases in overhead, general and administrative costs of $119,000, and taxes other than income of $8,000. These savings were offset by increases in maintenance and depreciation of $9,000.
Propane Other Income — Other income decreased by $42,000, from $103,000 for the six months ended December 31, 2004 to $61,000 for the six months ended December 31, 2005. In the six months ended December 31, 2004, RMF had interest income from a note receivable generated with the sale of assets in August 2003. This note was paid in full on July 9th, 2005, resulting in lower interest income in fiscal year 2006.
Propane Interest Expense — Interest expense decreased by $65,000, from $300,000 in the six months ended December 31, 2004 to $235,000 for the six months ended December 31, 2005, primarily due to lower short-term borrowings and a decrease in the amortization of debt issuance costs.
Propane Income Tax Benefit (Expense) — Income tax expense was $18,000 in the six months ended December 31, 2004, compared to an income tax benefit of $7,000 in the six months ended December 31, 2005 due to lower pretax income in fiscal year 2006.

Operating Results of our EWR Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Energy West Resources (“EWR”)	2005	2004	2005	2004
Operating revenues	$6,108,052	$5,763,054	$8,977,884	$11,657,898
Gas Purchased	5,722,196	5,572,474	8,463,665	11,528,479

Gross Margin	385,856	190,580	514,219	129,419
Operating expenses	124,017	451,515	398,526	780,935

Operating income (loss)	261,839	(260,935)	115,693	(651,516)
Other income	8,250	56,535	22,399	56,535

Income (loss) before interest and taxes	270,089	(204,400)	138,092	(594,981)
Interest expense	53,557	119,522	100,833	204,306

Income (loss) before income taxes	216,532	(323,922)	37,259	(799,287)
Income tax benefit (expense)	(83,777)	124,950	(14,023)	307,350

Net income (loss)	$132,755	$(198,972)	$23,236	$(491,937)

Three Months Ended December 31, 2005 Compared To Three Months Ended December 31, 2004
EWR Revenues and Gross Margins — Revenues increased $345,000 from $5,763,000 in the second quarter ended December 31, 2004 to $6,108,000 in the second quarter ended December 31, 2005. Increased revenues were primarily due to an increase of $339,000 from a favorable change in the valuation of derivative contracts and $6,000 from normal operations. When analyzing the change in revenues it should be noted that revenue in the second quarter ended December 31, 2004 was reduced by $199,000 to record mark-to-market unrealized losses on derivative contracts. There were no material mark-to-market adjustments in the second quarter ended December 31, 2005. However, the second quarter ended December 31, 2005 revenue was favorably impacted by $139,000 of amortization of a deferred gain. The deferred gain was recorded in January 2005 when certain derivative contracts were re-classified as “normal purchase or normal sales.” The deferred gain is being amortized ratably over the life of the contracts (for further discussion regarding this reclassification see the Company June 30, 2005 10-K).
Second quarter fiscal year 2006 gross margin of $386,000 represents an increase of $195,000 over the gross margin earned in the second quarter fiscal year 2005. This is primarily due to a $339,000 increase in the valuation of derivative contracts, a $30,000 increase in production margin and a $4,000 increase in electric margin, offset by a $178,000 increase in gas cost.
EWR Operating Expenses — Operating expenses decreased approximately $327,000, from $452,000 for second quarter ended December 31, 2004 to $124,000 for the second quarter ended December 31, 2005. This decrease is due primarily to a reduction in outside services of

$232,000, $72,000 in salary and benefits and $23,000 in various other general and administrative charges.
EWR Other Income — Other income decreased by $48,000 due to income from the settlement of a contract dispute in the second quarter ended December 31, 2004.
EWR Interest Expense — Interest expense decreased by $66,000 primarily due to lower short-term borrowings and a decrease in the amortization of debt issuance costs.
EWR Income Tax Benefit (Expense) — Tax expense increased due to increased pretax income in the second quarter ended December 31, 2005.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
EWR Revenues and Gross Margins — Revenues decreased $2,680,000 from $11,658,000 in the six months ended December 31, 2004 to $8,978,000 in the six months ended December 31, 2005. The decreased revenues were due to $2,277,000 lower trading revenue and $1,380,000 lower retail gas revenues due to a 62% decrease in volumes sold offset by higher sales prices. These decreases were offset by a $993,000 favorable change in the value of derivative contracts and a $16,000 decrease in production and electric revenue. When analyzing the change in revenues it should be noted that revenue in the six months ended December 31, 2004 was reduced by $714,000 to record mark-to-market unrealized losses on derivative contracts. There was no material mark-to-market adjustments in the second quarter ended December 31, 2005. However, the six months ended December 31, 2005 revenue was favorably impacted by $279,000 of amortization of a deferred gain. The deferred gain was recorded in January 2005 when certain derivative contracts were re-classified as “normal purchase or normal sales.” The deferred gain is being amortized ratably over the life of the contracts (for further discussion regarding this reclassification see the Company’s June 30, 2005 10-K).
Second quarter fiscal year 2006 gross margin increased $385,000 from gross margin earned in the first six months fiscal year 2005. This is primarily due to a $993,000 increase in the valuation of derivative contracts and $31,000 increase in production and electricity margin, offset by a $639,000 decrease due to lower sales volumes and higher gas cost.
EWR Operating Expenses — Operating expenses decreased approximately $382,000 during the six months ended December 31, 2005. This decrease is due primarily to a reduction in outside services of $270,000 and a decrease of $58,000 in salaries and benefits, a $29,000 decrease in depletion and depreciation expense, and $25,000 savings in various other general and administrative charges.
EWR Other Income— Other income decreased by $34,000 due the settlement of a contract dispute in the six months ended December 31, 2004.
EWR Interest Expense — Interest expense decreased by $103,000 due to a decrease in short-term borrowings and debt issue costs.

EWR Income Tax Benefit (Expense) — Tax expense increased due to increased pretax income.
Operating Results of our Pipeline Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Pipeline Operations	2005	2004	2005	2004
Operating revenues	$102,539	$101,931	$210,747	$186,286
Gas Purchased	—	—	—	—

Gross Margin	102,539	101,931	210,747	186,286
Operating expenses	43,101	38,066	89,614	84,888

Operating income	59,438	63,865	121,133	101,398
Other income	—	—	—	—

Income before interest and taxes	59,438	63,865	121,133	101,398
Interest expense	12,488	13,465	22,859	29,308

Income before income taxes	46,950	50,400	98,274	72,090
Income tax (expense)	(17,883)	(17,320)	(37,811)	(28,750)

Net income	$29,067	$33,080	$60,463	$43,340

Three Months Ended December 31, 2005 Compared To Three Months Ended December 31, 2004
Pipeline Revenues and Gross Margins — Pipeline revenue consists of gathering revenue from the Glacier line and capacity charge revenue on the Shoshone line. Both pipelines are located in Montana and Wyoming.
Pipeline Operations’ margin has remained constant in the second quarter ended December 31, 2005 as compared to the second quarter ended December 31, 2004.
Pipeline Operating Expenses — Operating expenses increased by $5,000 due to an increase in maintenance charges and depreciation, offset by savings in various general and administrative charges.
Pipeline Interest Expense — Interest expense decreased due to a decrease in short-term borrowings and debt issue costs.
Pipeline Income Tax Expense — Tax expense remained consistent.
Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004
Pipeline Revenues and Gross Margins —Pipeline Operations’ margin increased $24,000 due an increase in gathering volumes on the Glacier gathering line.

Pipeline Operating Expenses — Operating expenses increased by $5,000 due to an increase in maintenance charges and depreciation, offset by savings in various general and administrative charges.
Pipeline Interest Expense — Interest expense decreased due to a decrease in short-term borrowings and debt issue costs.
Pipeline Income Tax Expense — Tax expense increased due to a higher pretax income in the six months ended December 31, 2005.
Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.
Our ability to maintain liquidity depends upon our credit facility at LaSalle Bank, shown as line of credit on the accompanying balance sheet. Our use of the LaSalle credit facility decreased to $11,000,000 at December 31, 2005, compared with $14,629,304 at December 31, 2004. This $3,629,304 improvement reflects the fact that we generated net income of $496,000 in the six months ended December 31, 2005 as compared to a net loss of $555,000 in the six months ended December 31, 2004, a $900,000 refund of income taxes collected from a carry back of net operating losses in prior years, a $2,838,000 increase in accounts receivable and a $4,426,000 increase in accounts payable. We finance our capital expenditures on an interim basis through this LaSalle credit facility. We periodically repay our short-term borrowings under our LaSalle credit facility by using the net proceeds from the sale of long-term debt and equity securities.
Long-term debt decreased to $18,370,000 at December 31, 2005, compared with $19,401,000 at December 31, 2004. This $1,031,000 decrease resulted primarily from the scheduled principal payments of $480,000 on the Series 1993 notes, $95,000 on the Series 1992B notes and $400,000 on the term loan as provided for in the debt agreements.

Cash increased by $983,000 at December 31, 2005, from June 30, 2005, compared with the $3,657,000 increase in cash for the six months ended December 31, 2004, as shown in the following table:

	December 31,
	2005	2004
Provided by (used in) operating activities	$(4,895,067)	($5,999,800)
Used in investing activities	(843,863)	(1,451,070)
Provided by financing activities	6,722,408	11,107,934

Increase in cash	$983,478	$3,657,064

For the six months ended December 31, 2005, cash used by operating activities decreased $1,105,000 as compared to the six months ended December 31, 2004. This was due to an increase in net income of $1,151,000, decrease in depreciation expense of $156,000, increase in deferred income taxes of $744,000, increase in accounts receivable of $1,343,000, a decrease in the value of derivative assets of $293,000, a decrease in gas inventories of $2,189,000, an increase in accounts payable of $4,245,000 a decrease in derivative liabilities of $456,000, a decrease in deferred gain of $523,000, an increase in recoverable gas costs of $70,000, a decrease in prepaid items of $62,000, and an increase in cash used for other assets and liabilities of $16,000.
For the six months ended December 31, 2005, cash used in investing activities decreased $607,000 as compared to the six months ended December 31, 2004 due to a decrease in construction expense of $369,000, an increase in cash received from long term notes receivable of $175,000, and an increase in customer advances and aid in construction of $63,000.
For the six months ended December 31, 2005, cash provided by financing activities decreased by $4,386,000 as compared to the six months ended December 31, 2004, due to lower advances against the line of credit.

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
We maintain a revolving credit facility with LaSalle Bank National Association, as Agent for certain banks. The LaSalle credit facility is accompanied by a $6.0 million term loan maturing on March 31, 2009. The term loan at December 31, 2005 had an outstanding balance of $5.3 million. Borrowings under the LaSalle credit facility are secured by liens on substantially all of our assets. Our obligations under certain other notes and industrial development revenue obligations are secured on an equal and ratable basis with LaSalle in the collateral granted to secure the borrowings under the LaSalle credit facility with the exception of the first $1.0 million of debt under the LaSalle credit facility.
The following table represents borrowings under the LaSalle credit facility for each of the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 30, 2006
Minimum borrowing	$3,100,000	$5,200,000
Maximum borrowing	$5,200,000	$12,250,000
Average borrowing	$4,167,000	$9,489,000

Year Ended June 30, 2005
Minimum borrowing	$7,729,000	$12,688,000	$3,500,000	$2,700,000
Maximum borrowing	$13,129,000	$14,629,000	$13,929,000	$3,900,000
Average borrowing	$10,196,000	$13,982,000	$8,110,000	$3,167,000

Year Ended June 30, 2004
Minimum borrowing	$6,105,000	$12,102,000	$9,229,000	$4,729,000
Maximum borrowing	$8,602,000	$12,629,000	$13,229,000	$6,729,000
Average borrowing	$7,482,000	$12,277,000	$10,563,000	$5,563,000

Under the LaSalle Facility the Company may elect to pay interest on portions of the amounts outstanding under the revolving line of credit at the London interbank offered rate (LIBOR), plus 200 basis points or at the Prime Rate, for interest periods selected by the Company. For the $6.0 million term loan under the LaSalle Facility, the Company may elect to pay interest at either the applicable LIBOR rate plus 300 basis points or at the Prime Rate. The Company also pays a commitment fee of 25 basis points for the daily unutilized portion of the revolving credit facility.
During the quarter ended September 30, 2004, the Company entered into an interest rate swap agreement related to the LaSalle Facility. The interest rate swap agreement converts a declining notional amount of variable rate debt to a fixed rate of 7.40%. The amortizing notional principal amount begins at $2,933,333 on August 9, 2004 and amortizes to $2,016,666 as of March 31, 2009. The effect of the interest rate swap, therefore, is to fix the rate of interest at 7.40% for that portion on the $6.0 million term loan under the LaSalle Facility.
The LaSalle Facility requires the Company to maintain compliance with a number of financial covenants, including meeting limitations on annual capital expenditures, maintaining a total debt to total capital ratio of not more than .70 to 1.00 and an interest coverage ratio of no less than 2.00 to 1.00. The LaSalle Facility also restricts the Company’s ability to pay dividends during any period to a certain percentage of cumulative earnings of the Company over that period, and restricts open positions and Value at Risk (VaR) in the Company’s wholesale operations. During the three months and six months ended December 31, 2005, the Company was in compliance with the financial covenants under the LaSalle Facility.
At December 31, 2005, the Company had approximately $1,077,000 of cash on hand. In addition, at December 31, 2005, the Company had borrowed $11.0 million under the revolving line of credit. The Company’s short-term borrowings under its lines of credit during the six months ended December 31, 2005 had a daily weighted average interest rate of 7.29% per annum. The Company’s net availability at December 31, 2005, was $9.0 million under the LaSalle Facility revolving line of credit.
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
Under the terms of the Long Term Notes and Bonds, the Company is subject to certain restrictions, including restrictions on total dividends and distributions, liens and secured indebtedness, asset sales, and from incurring additional long-term indebtedness if it does not meet certain debt to interest and debt to capital ratios. Dividends and distributions during the period are limited to the cumulated net income for the prior sixty months. The LaSalle Facility also restricts the Company’s ability to pay dividends during any period to a certain percentage of cumulative earnings of the Company over that period, and restricts open positions and Value at Risk (VaR) in the Company’s wholesale operations.
The total amount outstanding under all of the Company’s long-term debt obligations was approximately $19.4 million and $22.4 million, at December 31, 2005 and December 31, 2004, respectively. The portion of such obligations due within one year was approximately $1,057,000 and $2,978,000 at December 31, 2005, and December 31, 2004, respectively.
Dividends
In October 2005 the Company declared a dividend of $.04 per share. Dividends totaling $114,432 were paid in the quarter ending December 31, 2005.
Contractual Obligations
Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. On August 9, 2004, we entered into a fixed-for-floating interest rate swap transaction on our five-year floating interest rate term note. Under SFAS No. 133 we have elected not to designate the swap as a hedge.
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2005. The interest rates presented below represent the weighted-average interest rates for the year ended December 31, 2005. The fair value of the interest rate swap was $59,480 and is recorded as a derivative asset on the accompanying financial statements.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Interest payments (a)	$6,635,241	$1,056,735	$1,980,790	$1,825,516	$1,772,200

Long Term Debt (b)	19,427,126	1,056,633	2,166,509	4,360,000	11,843,984

Operating Lease Obligations	252,548	116,612	135,936	—	—

Funding of retiree health plan (c)	116,000	21,000	42,000	42,000	11,000

Transportation and Storage Obligation (d)	17,827,014	2,183,858	8,544,997	7,098,160	—

Total Obligations	$44,257,929	$4,434,838	$12,870,232	$13,325,676	$13,627,184

(a)	Our long-term debt, notes payable and customers’ deposits all require interest payments. Interest payments are projected based on actual interest payments incurred in fiscal 2005 until the underlying debts mature.

(b)	See Note 3 of the Notes to Consolidated Financial Statements for a description of this debt. The cash obligations represent the maximum annual amount of redemptions to be made to certain holders or their beneficiaries through the debt maturity date.

(c)	For the purpose of this calculation, we have assumed that our obligation is limited to a maximum of $125 per month for each of our 14 retired persons for the remainder of their expected life.

(d)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.
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

As of December 31, 2005, these agreements were reflected on the Company’s consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities
Contracts maturing during fiscal year 2006	$277,384	$277,742
Contracts maturing during fiscal years 2007 and 2008
Contracts maturing during fiscal years 2009 and beyond	59,480	—

Total	$336,864	$277,742

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
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements at December 31, 2005.
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

Interest Rate Risk
Our results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). The Company mitigates this risk by entering into long-term debt agreements with fixed interest rates. Some of our notes payable, however, are subject to variable interest rates which we may mitigate by entering into interest rate swaps. A hypothetical 100 basis point change in market rates applied to the balance of the notes payable would change interest expense by approximately $90,000 annually.
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
PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our 2005 Annual Meeting of Shareholders on November 16, 2005. The following nominees were elected to the Company’s Board of Directors to serve for a one year term unless they resign.

Name	For	Withhold
W. E. Argo	2,389,658	68,370
David A. Cerotzke	2,419,454	38,380
Mark D. Grossi	2,414,699	43,055
Richard M. Osborne	2,373,099	84,995
Terry M. Palmer	2,437,320	27,049
Richard J. Schulte	2,502,837	30,426
Thomas J. Smith	2,350,804	106,726
Additionally, the Company’s shareholders voted upon a proposal to ratify the appointment of Hein & Associates LLP as our independent auditors for the fiscal year ending June 30, 2006.

For	Withhold

2,447,877	22,039
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated Credit Agreement, dated December 14, 2005, by and among Registrant, its subsidiaries and LaSalle Bank National Association.

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED

/s/ Wade F. Brooksby

Wade F. Brooksby	February 13, 2006
Chief Financial Officer
(principal financial officer
and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amended and Restated Credit Agreement, dated December 14, 2005, by and among Registrant, its subsidiaries and LaSalle Bank National Association.

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002