Form 10-Q/A
period 2006-03-31
ENERGY WEST INC
filed 2006-06-13
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
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
Registrant’s telephone number, including area code (406) 791-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑ No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐      Accelerated filer     ☐      Non-accelerated filer     ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☑
The number of shares outstanding of the issuer’s common stock, $.15 par value per share, as of May 8, 2006 was 2,931,677 shares.

EXPLANATORY NOTE
     This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) amends and restates the Quarterly Report on Form 10-Q dated May 15, 2006 (the “Original Form 10-Q”) to correct information included on the cover page thereof with respect to our status as a non-accelerated filer. The cover page of the Original Form 10-Q is amended and restated in its entirety as provided in this Amendment No. 1. Other than the disclosure pertaining to our non-accelerated filer status, no other changes are being made to the Original Form 10-Q.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 13, 2006	ENERGY WEST, INCORPORATED
/s/ Wade F. Brooksby
Wade F. Brooksby
Chief Financial Officer (principal financial officer and principal accounting officer)

2