Form 10-Q
period 2006-12-31
ENERGY WEST INC
filed 2007-02-13
CIK 43350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of February 5, 2007 was 2,989,452 shares.

ENERGY WEST, INCORPORATED
INDEX TO FORM 10-Q

Part I — FINANCIAL INFORMATION
     Item 1 — Financial Statements
ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2006 AND 2005, AND JUNE 30, 2006

	December 31,		June 30,
	2006	2005	2006
ASSETS

Current Assets:
Cash	$1,039,846	$1,077,084	$1,639,578
Accounts and notes receivable less $228,279, $363,613 and $142,372, respectively, allowance for bad debt	7,316,614	10,789,385	4,162,851
Unbilled gas	3,093,313	4,530,377	1,020,540
Derivative assets	117,617	336,864	137,865
Natural gas and propane inventories	7,984,993	8,613,129	5,424,778
Materials and supplies	566,086	506,755	455,228
Prepayments and other	462,806	403,112	290,860
Deferred income taxes	221,088	33,563	—
Income tax receivable	—	313,344	—
Recoverable cost of gas purchases	1,268,227	1,569,299	1,323,442

Total current assets	22,070,590	28,172,912	14,455,142

Property, Plant and Equipment, Net	39,682,377	38,922,268	39,104,060
Deferred Charges	3,817,757	4,419,970	4,214,178
Other Assets	341,791	163,476	157,365

TOTAL ASSETS	$65,912,515	$71,678,626	$57,930,745

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Current portion of long-term debt	$1,061,509	$1,056,633	$1,058,213
Line of credit	5,050,000	11,000,000	—
Accounts payable	5,658,871	7,513,971	3,592,260
Derivative liabilities	60,582	277,742	42,664
Accrued income taxes	—	—	1,320,431
Deferred income taxes	—	—	269,163
Accrued and other current liabilities	5,243,322	3,921,701	3,860,302

Total current liabilities	17,074,284	23,770,047	10,143,033

Other Obligations:
Deferred income taxes	6,293,307	6,276,632	5,835,886
Deferred investment tax credits	281,689	302,751	292,220
Other long-term liabilities	5,141,534	5,255,737	4,889,493

Total	11,716,530	11,835,120	11,017,599

Long-Term Debt	17,318,333	18,370,493	17,605,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 5,000,000 shares authorized, 2,959,177, 2,930,100 and 2,934,177 shares outstanding at December 31, 2006 and 2005, and June 30, 2006 respectively	443,876	439,522	440,127
Capital in excess of par value	7,842,862	7,578,531	7,634,337
Retained earnings	11,516,630	9,684,913	11,090,649

Total stockholders’ equity	19,803,368	17,702,966	19,165,113

TOTAL CAPITALIZATION	37,121,701	36,073,459	36,770,113

TOTAL LIABILITIES AND CAPITALIZATION	$65,912,515	$71,678,626	$57,930,745

The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
REVENUES:
Natural gas operations	$14,576,541	$20,187,548	$20,325,889	$26,502,915
Propane operations	3,276,628	2,530,948	4,450,492	3,528,930
Gas and electric—wholesale	3,364,979	6,108,052	5,972,588	8,977,884
Pipeline operations	99,753	102,539	199,191	210,747

Total revenues	21,317,901	28,929,087	30,948,160	39,220,476

EXPENSES:
Gas purchased	12,982,696	17,898,558	17,262,460	22,786,407
Gas and electric—wholesale	2,768,762	5,722,196	4,919,561	8,463,665
Distribution, general, and administrative	2,021,561	2,063,994	4,077,329	4,282,780
Maintenance	142,829	125,678	283,017	273,570
Depreciation and amortization	542,079	528,698	1,092,271	1,103,075
Taxes other than income	383,556	412,388	750,864	775,025

Total expenses	18,841,483	26,751,512	28,385,502	37,684,522

OPERATING INCOME	2,476,418	2,177,575	2,562,658	1,535,954

OTHER INCOME	97,275	208,133	175,488	319,155

INTEREST (EXPENSE)	(546,848)	(596,041)	(1,022,885)	(1,089,455)

INCOME BEFORE INCOME TAXES	2,026,845	1,789,667	1,715,261	765,654

INCOME TAX (EXPENSE)	(757,100)	(672,563)	(640,024)	(270,123)

NET INCOME	$1,269,745	$1,117,104	$1,075,237	$495,531

INCOME PER COMMON SHARE:
Basic	$0.43	$0.38	$0.36	$0.17
Diluted	$0.43	$0.38	$0.36	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,952,721	2,921,129	2,946,131	2,916,846
Diluted	2,985,672	2,968,504	2,978,512	2,941,665
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,075,237	$495,531
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, including deferred charges and financing costs	1,418,870	1,442,509
Derivative assets	20,248	(217,795)
Derivative liabilities	17,918	163,505
Deferred gain	(325,582)	(522,521)
Investment tax credit	(10,531)	(10,531)
Deferred gain on sale of assets	—	(11,814)
Deferred income taxes	(32,830)	468,054
Changes in assets and liabilities:
Accounts receivable	(6,070,880)	(7,525,993)
Natural gas and propane inventories	(2,560,216)	(4,902,096)
Accounts payable	2,066,612	4,403,114
Recoverable/refundable cost of gas purchases	55,215	294,176
Prepayments and other	(171,946)	(16,807)
Other assets & liabilities	741,468	1,045,601

Net cash used in operating activities	(3,776,417)	(4,895,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(1,348,117)	(1,137,701)
Collection of long-term notes receivable	—	174,561
Customer advances received for construction	195,152	97,296
Increase from contributions in aid of construction	—	21,981

Net cash used in investing activities	(1,152,965)	(843,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(283,371)	(263,160)
Proceeds from lines of credit	6,100,000	10,000,000
Repayments of lines of credit	(1,050,000)	(2,900,000)
Proceeds from other short-term borrowings	212,275	—
Dividends paid	(649,254)	(114,432)

Net cash provided by financing activities	4,329,650	6,722,408

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(599,732)	983,478

CASH AND CASH EQUIVALENTS:
Beginning of period	1,639,578	93,606

End of period	$1,039,846	$1,077,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Energy West, Incorporated is a regulated public utility, with certain non-regulated, non-utility operations conducted through three wholly owned subsidiaries: Energy West Resources, Inc. (“EWR”); Energy West Development, Inc. (“EWD”); and Energy West Propane, Inc. (“EWP”). EWR markets natural gas and, on a limited basis, electricity in Montana and Wyoming, and owns certain natural gas production properties in Montana. EWD owns a natural gas gathering system that is located in both Montana and Wyoming and an interstate natural gas transportation pipeline that runs between Montana and Wyoming. EWD also owns natural gas production properties in Montana. EWP is engaged in wholesale and retail distribution of bulk propane in Arizona. In July 2006, the Company entered into an agreement to sell its Arizona propane operations. See Note 3.
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
During the first six months of fiscal 2007, the Company has not entered into any new contracts that have required mark-to-market accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. However, existing derivatives as of December 31, 2006 were reflected on the Company’s consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities
Contracts maturing during fiscal year 2007	$60,412	$60,582
Contracts maturing during fiscal years 2008 and 2009	57,205
Contracts maturing during fiscal years 2010 and beyond	—	—

Total	$117,617	$60,582

Natural Gas and Propane Operations — In the case of the Company’s regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases” pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of December 31, 2006, the Company’s regulated operations have no contracts meeting the mark-to-market accounting requirements.
NOTE 2 – INCOME TAX EXPENSES (BENEFITS)
Income tax expense differs from the amount computed by applying the federal statutory rate to pretax income as demonstrated in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Tax expense at statutory rate of 35%	$709,396	$626,381	$600,341	$267,977
State income tax expense, net of federal tax expense	45,584	51,768	38,576	12,615
Amortization of deferred investment tax credits	(5,265)	(5,265)	(10,531)	(10,531)
Other	7,385	(321)	11,638	62

Total income tax expense	$757,100	$672,563	$640,024	$270,123

NOTE 3 — LINES OF CREDIT AND LONG-TERM DEBT
We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used the working capital line of credit portion of our credit facility with LaSalle Bank pursuant to the Amended and Restated Credit Agreement dated as of March 31, 2004 (collectively with all subsequent amendments and ancillary documents thereto, the “LaSalle Credit Facility”). We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.
Effective November 27, 2006, our company and LaSalle Bank extended and amended the LaSalle Credit Facility pursuant to the Reaffirmation and Sixth Amendment to Amended and Restated Credit Agreement dated as of

November 27, 2007 (the Sixth Amendment”). The Sixth Amendment provides for (i) an extension of the revolving line of credit until November 26, 2007; (ii) an increase in the commitment amount of the revolving line of credit from $15 million to $20 million; and (iii) a reduction in the interest rate calculations that we currently use for the term loan and line of credit under the LaSalle Credit Facility.
At December 31, 2006, the Company had approximately $1,040,000 of cash on hand. In addition, at December 31, 2006, the Company had borrowed approximately $5.05 million under the LaSalle Credit Facility revolving line of credit. The Company’s short-term borrowings under its lines of credit during the six months ended December 31, 2006 had a daily weighted average interest rate of 8.63% per annum. The Company’s net availability at December 31, 2006, was approximately $14.95 million under the LaSalle Credit Facility revolving line of credit.
The total amount outstanding under all of the Company’s long-term debt obligations was approximately $18.4 million and $19.4 million at December 31, 2006, and December 31, 2005, respectively. The portion of such obligations due within one year was approximately $1,062,000 and $1,057,000 at December 31, 2006, and December 31, 2005, respectively. At December 31, 2006 and 2005, we were in compliance with the financial covenants under the LaSalle Credit Facility and the Long Term Notes and Bonds.
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
The sale is conditioned on approval by the Arizona Corporation Commission, or “ACC”. The sale will close the first day of the month after the receipt of ACC approval. We cannot predict with certainty whether or when the closing conditions will be satisfied or whether or when this transaction will be consummated. We plan to use the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet. We believe that this will enable our company to take advantage of opportunities to enhance or expand our existing operations and to acquire additional businesses or assets on favorable terms as and when those opportunities arise.

NOTE 4 — DEFERRED CHARGES
Deferred Charges consist of the following:

	December 31,		June 30,
	2006	2005	2006
Regulatory asset for property taxes	$2,186,862	$2,419,169	$2,303,015
Regulatory asset for income taxes	458,753	458,753	458,753
Regulatory asset for deferred environmental remediation costs	287,708	385,978	334,996
Other regulatory assets	17,953	40,249	126,263
Unamortized debt issue costs	866,481	1,115,821	991,151

Total	$3,817,757	$4,419,970	$4,214,178

Regulatory assets will be recovered over a period of approximately seven to twenty years.
The income taxes and environmental remediation costs earn a return equal to that of the Company’s rate base. The property tax asset does not earn a return but is recovered in rates over a ten-year period starting January 1, 2004. No other regulatory assets from the schedule above earn a return or are recovered in the rate structure. Other regulatory assets include rate case costs to be amortized over the period approved by the appropriate regulatory agency.
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
The Company has completed its remediation of soil contaminants and in April of 2002 received a closure letter from the Montana Department of Environmental Quality (“MDEQ”) approving the completion of such remediation program. The Company and its consultants continue to work with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve them. Although the MDEQ has not established guidance to attain a technical waiver, the U.S. Environmental Protection Agency (“EPA”) has developed such guidance. The EPA guidance lists factors which render mediations technically impracticable. The Company has filed a request for a waiver respecting compliance with certain standards with the MDEQ.
At December 31, 2006, the Company had incurred cumulative costs of approximately $1,963,000 in connection with its evaluation and remediation of the site. On May 30, 1995, the Company received an order from the MPSC allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 2006, the Company had recovered approximately $1,675,000 through such surcharges, and the cost remaining to be recovered is $288,000. The Company is required, under the Commission’s most recent order, to file with the MPSC every two years for approval to continue the recovery of the surcharge.
Derivative Contingencies — Among the risks involved in natural gas marketing is the risk of non-performance by counterparties to contracts for purchase and sale of natural gas. EWR is party to certain contracts for purchase or sale of natural gas at fixed prices for fixed time periods. Some of these contracts are recorded as derivatives valued on a mark-to-market basis.

Legal Proceedings —We are party to certain legal proceedings in the normal course of our business that, in the opinion of management, are not material to our business or financial condition.
NOTE 6 — SEGMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Gross margin (operating revenue less cost of gas sold):
Natural gas operations	$3,853,052	$3,740,347	$6,052,356	$5,718,628
Propane operations	1,017,421	1,079,591	1,461,565	1,526,810
EWR	596,217	385,856	1,053,027	514,219
Pipeline operations	99,753	102,539	199,191	210,747

	5,566,443	5,308,333	8,766,139	7,970,404

Operating income:
Natural gas operations	1,609,038	1,442,599	1,549,037	1,137,146
Propane operations	355,806	413,699	106,100	161,982
EWR	480,873	261,839	817,073	115,693
Pipeline operations	30,701	59,438	90,448	121,133

	2,476,418	2,177,575	2,562,658	1,535,954

Net income (loss):
Natural gas operations	828,719	765,320	623,944	417,283
Propane operations	157,392	189,962	(48,231)	(5,451)
EWR	271,280	132,755	455,457	23,236
Pipeline operations	12,354	29,067	44,067	60,463

	$1,269,745	$1,117,104	$1,075,237	$495,531

NOTE 7 — ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consists of the following:

	December 31,		June 30,
	2006	2005	2006
Property tax settlement—current portion	$243,000	$243,000	$243,000
Payable to employee benefit plans	130,748	114,713	275,377
Accrued vacation	264,525	265,513	258,831
Customer deposits	496,298	479,985	465,188
Accrued interest	160,668	164,670	140,648
Accrued taxes other than income	593,132	230,971	467,947
Deferred short-term gain	243,519	639,165	243,519
Customer prepayments from levelized billing	1,439,877	909,561	844,344
Other	1,671,555	874,123	921,448

Total	$5,243,322	$3,921,701	$3,860,302

NOTE 8 — OTHER LONG TERM LIABILITIES
      Other long-term liabilities consist of the following:

	December 31,		June 30,
	2006	2005	2006
Asset retirement obligation	$668,663	$634,595	$650,717
Contribution in aid of construction	2,354,682	1,469,429	1,954,980
Customer advances for construction	472,997	775,233	277,845
Accumulated postretirement obligation	144,201	377,145	139,200
Deferred gain — long-term *	202,822	446,341	325,582
Deferred gain on sale leaseback of assets	—	11,825	—
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	1,215,008	1,458,008	1,458,008

Total	$5,141,534	$5,255,737	$4,889,493

*	In January 2005, two long-term contracts were designated as “normal purchases and sales”. The derivative liability as of January 2005 is being amortized over the remaining monthly volumes of the contract at a rate of $1.21 per MMBtu.
NOTE 9 – STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 200,000 shares of our common stock to be issued to certain key employees. As of December 31, 2006, there are 150,500 options outstanding, 27,500 shares issued under this plan have been exercised, and the maximum number of shares available for future grants under this plan is 22,000 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.
As of July 1, 2005, SFAS No. 123(R) became effective for the Company. The Company had previously followed Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company has adopted SFAS No. 123(R), and compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Black-Scholes calculations performed for the quarter ended December 31, 2006 stock-based compensation expense utilized the methodology and assumptions consistent with those previously used by the Company to report pro-forma net income or loss under SFAS No. 123(R). The general and administrative expense for the stock-based compensation in the first six months of fiscal 2007 was approximately $38,045, or approximately $0.01 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended December 2006: 2% expected dividend rate, expected dividends at $.46 per year, volatility of 32%, a risk-free interest rate of 5.0%; and expected lives of four to ten years. A summary of the status of our stock option plans as of December 31, 2006 and changes during the first two quarters ended December 31, 2006 is presented below.

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding June 30, 2006	145,500	$8.34
Granted	30,000	$10.55
Exercised	(25,000)	$8.49
Expired	—	—

Outstanding December 31, 2006	150,500	$8.76
The following information applies to options outstanding at December 31, 2006:

		Weighted
		Average
		Remaining		Weighted
		Contractual		Average
Grant	Number	Life	Number	Exercise
Date	Outstanding	(Years)	Exercisable	Price
11/21/2002	23,500	0.9	23,500	$8.49
7/1/2004	30,000	7.5	22,500	$6.47
4/1/2005	20,000	8.3	10,000	$6.62
7/1/2005	20,000	8.5	10,000	$9.85
10/4/2005	22,000	8.8	11,000	$10.51
1/6/2006	5,000	4.0	—	$9.52
7/1/2006	10,000	9.5	2,500	$9.02
12/4/2006	20,000	9.9	2,500	$11.32

	150,500		82,000

NOTE 9 — SUBSEQUENT EVENTS
On January 30, 2007, the Company entered into two stock purchase agreements (together, the “Purchase Agreements”) between the Company and Sempra Energy. Pursuant to the Purchase Agreements, the Company will acquire all of the capital stock of two of Sempra’s wholly owned subsidiaries, Frontier Utilities of North Carolina, Inc. and Penobscot Natural Gas Company, Inc. Frontier Utilities is the parent company of its operating subsidiary, Frontier Energy, LLC, and Penobscot Natural Gas is the parent company of its operating subsidiary, Bangor Gas Company LLC. The aggregate purchase price to be paid by the Company for the two companies in $5.0 million, subject to adjustment for working capital items.
The acquisition of Frontier Utilities is conditioned upon approval by the North Carolina Utilities Commission (“NCUC”), and the acquisition of Penobscot Natural Gas is conditioned upon approval by the Maine Public Utilities Commission (“MPUC”). Both acquisitions are also conditioned upon the receipt of certain other approvals from third parties. Each acquisition will close on the tenth business day after all closing conditions have been satisfied, including either NCUC or MPUC approval, as the case may be, which are estimated to require approximately four months to one year to be obtained.
The Purchase Agreements contain representations and warranties, covenants, indemnifications, and conditions to closing that are customary for transactions of this type. The final purchase prices to be paid at closing are subject to adjustments, customary for transactions of this nature, pursuant to the terms of the Purchase Agreements.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our company’s expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions and statements. Our operating capital requirements, recovery of property tax payments, the Company’s environmental remediation plans, and similar statements that are not historical are forward-looking statements that involve risks and uncertainties. Although our company believes these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.
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
OPERATING RESULTS OF OUR COMPANY
Executive Overview
Energy West has operated natural gas distribution businesses since 1909, which are still our primary source of revenue. Our focus is on smaller and emerging utility markets. We are located in a region of active natural gas production and have been able to expand our operations and income through “unregulated” subsidiaries in gas acquisition, marketing, and transportation. We believe that our experience and reputation in the utility business gives us an advantage in finding unique opportunities in the unregulated sector.
By focusing on our core businesses we have been able to increase efficiency in our regulated operations and develop attractive projects that now are yielding increased income and dividends for shareholders. The net income for the fiscal quarter ended December 31, 2006 improved 14% over the net income for the same period last year, with a 118% increase in our year-to-date earnings. Our strong balance sheet also allows us to pursue a wider range of attractive opportunities for growth, such as the recently announced acquisition of utilities serving Bangor, Maine and six counties in North Carolina.
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
Strategy
The key elements of our current strategy include the following:
•	Focus on the growing natural gas distribution business in areas that fit our core strengths in smaller and emerging markets.

•	Acquire additional gas production, gathering, and pipeline assets or operations, which provide higher operating margins than our regulated business operations.

•	Pursue appropriate regulatory treatment of higher commodity prices.

•	Seek cost-effective expansion of our customer base by prudently managing capital expenditures and ensuring that new customers provide sufficient margins for an appropriate return on the additional resources and investment required to serve the customers.

•	Continue to focus on operational efficiencies.

•	Manage cash flow to reduce our existing debt or avoid additional debt financing.

•	Maintain and improve our positive reputation with regulators and customers.

•	Refine our corporate infrastructure to be able to provide a platform for additional projects with limited incremental expenses.
In summary, in future periods we intend to maintain the increased earnings that we have built during the last two years and we will continue to sharpen our focus on opportunities and strategies that improve shareholder value.
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of December 31, 2006 and for the three month period ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income — The Company’s net income for the quarter ended December 31, 2006 was approximately $1,270,000 compared to a net income of approximately $1,117,000 in the quarter ended December 31, 2005, an increase of $153,000. This increase was primarily due to higher gross margins in Natural Gas and EWR, lower operating expenses in all segments except Pipeline, and a decrease in interest expense. The increases in gross margin for Natural Gas and EWR and the reductions in expenses were partially offset by a decrease in gross margin in Propane Operations, lower other income in all segments, and an increase in income tax expense due to higher pretax income.
Revenues — The Company’s revenues for the quarter ended December 31, 2006 were approximately $21,318,000 compared to approximately $28,929,000 in the quarter ended December 31, 2005, a decrease of $7,611,000. The decrease was primarily attributable to: (1) natural gas revenue decreases of $5,611,000 due to lower prices for natural gas passed through to customers; and (2) EWR revenue decreases of $2,743,000 due to a decrease in the valuation of derivative contracts, much lower index prices and the loss of two large customers. These decreases in revenue were offset by an increase in revenue of $746,000 for the propane segment due to higher propane prices and a surcharge for the recovery of under-collected gas costs put into effect July 1, 2006.

Gross Margin — Gross margin, which is defined as revenue less gas purchased and gas and electricity-wholesale, increased $258,000, from approximately $5,308,000 in the quarter ended December 31, 2005 to approximately $5,566,000 in the quarter ended December 31, 2006.
EWR gross margin increased $210,000 due to new business in our Wyoming market and the renegotiation of expiring contracts on more favorable terms, offset by a decrease in mark-to-market revenue and the loss of two large customers. Natural Gas Operations’ gross margin increased $113,000 primarily due to a higher basic charge, an increase in the MPSC allowed recovery of inventory costs, and higher volumes to traditional customers due to colder weather. Propane Operations’ gross margin decreased $62,000 primarily due to warmer weather and higher propane prices in the unregulated operations.
Expenses Other Than Costs of Gas and Electricity and Costs of Goods Sold — Expenses other than gas purchased decreased approximately $41,000 in the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005. The reasons for this decrease were (1) decreases in the Company’s general and administrative costs of $69,000, and (2) decreases in taxes other than income taxes of $29,000, offset by (3) increases in overhead, maintenance and depreciation of $27,000, $17,000 and $13,000 respectively.
Other Income — Other income decreased by $111,000, from approximately $208,000 in the quarter ended December 31, 2005 to approximately $97,000 in the quarter ended December 31, 2006. Natural Gas other income decreased $93,000 primarily due to service sales and other miscellaneous income in fiscal 2006 not repeated in fiscal 2007. Propane other income decreased $10,000 and EWR other income decreased $8,000 due to income from the settlement of a contract dispute in fiscal 2006.
Interest Expense — Interest expense decreased by approximately $49,000 during the quarter ended December 31, 2006 from the quarter ended December 31, 2005 due to lower short-term borrowings.
Income Tax Expense — Income tax expense increased approximately $85,000 in the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 due to increased net income.
Six Months Ended December 31, 2006 Compared To Six Months Ended December 31, 2005
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of December 31, 2006 and for the six month period ended December 31, 2006. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income — The Company’s net income for the six months ended December 31, 2006 was approximately $1,075,000 compared to net income of approximately $496,000 for the six months ended December 31, 2005, an increase of $580,000. The increase in the Company’s net income was primarily due to higher gross margins in Natural Gas and EWR, lower operating expenses in all segments except EWD, and a decrease in interest expense. The increases in gross margin and the reductions in expenses were partially offset by (1) an increase in income tax expense due to higher pretax income, and (2) lower other income.
Revenues — The Company’s revenues for the six months ended December 31, 2006 were approximately $30,948,000 compared to approximately $39,220,000 in the six months ended December 31, 2005, a decrease of $8,272,000. The decrease was primarily attributable to natural gas revenue decreases of $6,177,000 due to lower prices for natural gas passed through to customers and lower EWR revenue of $3,005,000 due to a decrease in the valuation of derivative contracts, much lower index prices and the loss of two large customers. Revenues also reflect an increase of $922,000 in the Propane segment due to higher propane prices, and a surcharge for the recovery of under-collected gas costs put into effect July 1, 2006.
Gross Margin — Gross margin increased $796,000, from approximately $7,970,000 in the six months ended December 31, 2005 to approximately $8,766,000 in the six months ended December 31, 2006. EWR’s gross margin increased $539,000 due to new business in our Wyoming market and the renegotiation of expiring contracts on more favorable terms, offset by a decrease in mark-to-market revenue and the loss of two large customers.
Pipeline Operations’ gross margin decreased approximately $12,000 due to a decrease in volumes on the Glacier gathering line. Natural Gas Operations’ gross margin increased $334,000 primarily due to higher basic charges, an increase in the MPSC allowed recovery of inventory costs, and higher volumes to traditional customers due to colder weather. Propane Operations’ gross margin decreased $65,000 primarily due to warmer weather and higher propane costs in the non-regulated propane operations, as well as reduced sales to external customers through Rocky Mountain Fuels.
Expenses Other Than Costs of Gas and Electricity and Costs of Goods Sold — Expenses other than gas purchased decreased approximately $231,000 in the six months ended December 31, 2006 as compared to the six months ended December 31, 2005. The primary reasons for this decrease were (1) decreases in the Company’s general and administrative costs of $331,000, (2) decreases in depreciation and amortization of $11,000, and (3) decreases in taxes other than income taxes of $24,000, offset by (4) increases in overhead and maintenance of $126,000 and $9,000, respectively.
Other Income — Other income decreased by $144,000, from approximately $319,000 in the six months ended December 31, 2005 to approximately $175,000 in the six months ended December 31, 2006. Natural Gas other income decreased $98,000 primarily due to service sales and other miscellaneous income in fiscal 2006 not repeated in fiscal 2007. Propane other income decreased $24,000 and EWR other income decreased $23,000 due to income generated from settlement of a contract dispute during the six months ended December 31, 2005.
Interest Expense — Interest expense decreased approximately $66,000 during the six months ended December 31, 2006 from the six months ended December 31, 2005 due to lower short-term borrowings.
Income Tax Expense — Income tax expense increased approximately $370,000 in the six months ended December 31, 2006 as compared to the six months ended December 31, 2005 due to increased pretax income in the current fiscal year.
Operating Results of our Natural Gas Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Natural Gas Operations	2006	2005	2006	2005
Operating revenues	$14,576,541	$20,187,548	$20,325,889	$26,502,915
Gas purchased	10,723,489	16,447,201	14,273,533	20,784,287

Gross margin	3,853,052	3,740,347	6,052,356	5,718,628
Operating expenses	2,244,014	2,297,748	4,503,319	4,581,482

Operating income	1,609,038	1,442,599	1,549,037	1,137,146
Other income	77,402	170,164	138,368	235,943

Income before interest and taxes	1,686,440	1,612,763	1,687,405	1,373,089

Interest (expense)	(379,041)	(401,449)	(710,652)	(730,610)

Income before income taxes	1,307,399	1,211,314	976,753	642,479
Income tax (expense)	(478,680)	(445,994)	(352,809)	(225,196)

Net income	$828,719	$765,320	$623,944	$417,283

Three Months Ended December 31, 2006 Compared To Three Months Ended December 31, 2005
Natural Gas Revenues and Gross Margins — The Natural Gas Operations’ operating revenues in the quarter ended December 31, 2006 decreased to approximately $14,577,000 from approximately $20,188,000 in the quarter ended December 31, 2005. This $5,611,000 decrease was primarily due to lower gas costs passed through to customers.
Gas purchases in Natural Gas Operations decreased by $5,723,000, from approximately $16,447,000 in the quarter ended December 31, 2005 to approximately $10,723,000 in the quarter ended December 31, 2006. The decrease in gas cost reflects lower commodity prices during the current fiscal year.
Gross margin was approximately $3,853,000 for the quarter ended December 31, 2006 compared to approximately $3,740,000 in the quarter ended December 31, 2005. The increase of $113,000 is due to (1) a $53,000 increase in the MPSC allowed recovery of inventory costs, (2) a 1% increase in customers resulting in a $13,000 increase in basic charge, and (3) higher margins on traditional customers due to colder weather. Although total volumes were 1.4% lower this quarter than the same quarter last year, sales to lower margin customers decreased, and sales to higher margin customers increased.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses were approximately $2,244,000 for the quarter ended December 31, 2006 as compared to approximately $2,298,000 for quarter ended December 31, 2005. The $54,000 reduction is due to a $111,000 decrease in payroll and other general and administrative expenses resulting from the implementation of cost-saving measures, and $31,000 in lower taxes other than income taxes. These savings were offset by increased depreciation charges of $13,000, increased overhead charges of $65,000 and increased maintenance charges of $10,000. During the current fiscal year, a severance package resulted in the shifting of salary expense to overhead expense.
Natural Gas Other Income — Other income decreased by $93,000, from approximately $170,000 in the quarter ended December 31, 2005 to approximately $77,000 in the quarter ended December 31, 2006. This was due primarily to service sales and other miscellaneous income in fiscal 2006 that were not repeated in fiscal 2007.
Natural Gas Interest Expense — Interest expense is approximately $22,000 lower in the current year second quarter compared to prior year second quarter primarily due to lower short-term borrowings.
Natural Gas Income Tax Expense — Tax expense is approximately $33,000 higher in the current year second quarter compared to prior year second quarter due to higher pretax income.
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
Natural Gas Revenues and Gross Margins — The Natural Gas Operations’ operating revenues in the six months ended December 31, 2006 decreased to approximately $20,326,000 from approximately $26,503,000 in the six months ended December 31, 2005. This $6,177,000 decrease was primarily due to lower gas costs passed through to customers during the current fiscal year.
Gas purchases in Natural Gas Operations decreased by $6,511,000, from approximately $20,784,000 in the six months ended December 31, 2005 to approximately $14,274,000 in the six months ended December 31, 2005. The decrease in gas cost reflects lower commodity prices during the current fiscal year.
Gross margin was approximately $6,052,000 for the six months ended December 31, 2006 compared to approximately $5,719,000 in the six months ended December 31, 2005. The increase of $334,000 is primarily due to a $130,000 increase in the MPSC allowed recovery of inventory costs, a $155,000 increase in basic charge from the restructuring of rates, and higher margins on traditional customers due to colder weather. Although total volumes were 3.6% lower this year than last year, sales to lower margin customers decreased, and sales to higher margin customers increased in the current fiscal year.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses were approximately $4,503,000 for the six months ended December 31, 2006 as compared to approximately $4,581,000 for the six months ended December 31, 2005. The $78,000 reduction is due to a $215,000 decrease in payroll and other general and administrative expenses resulting from the implementation of cost-saving measures, and $22,000 in lower taxes other than income taxes. These savings were partially offset by increases of $136,000, $7,000 and $16,000 in overhead, maintenance and depreciation expenses, respectively.
Natural Gas Other Income — Other income decreased by $98,000, from approximately $236,000 in the six months ended December 31, 2005 to approximately $138,000 in the six months ended December 31, 2006. This was due primarily to service sales in Great Falls and other miscellaneous income in fiscal 2006 that were not repeated in fiscal 2007.
Natural Gas Interest Expense — Interest expense is approximately $20,000 lower in the six months ended December 31, 2006 compared to the six months ended December 31, 2005 primarily due to lower short-term borrowings.
Natural Gas Income Tax Expense — Tax expense increased approximately $128,000 in the six months ended December 31, 2006 compared to the six months ended December 31, 2005 due to higher pretax income.
Operating Results of our Propane Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Propane Operations	2006	2005	2006	2005
Operating revenues	$3,276,628	$2,530,948	$4,450,492	$3,528,930
Gas purchased	2,259,207	1,451,357	2,988,927	2,002,120

Gross margin	1,017,421	1,079,591	1,461,565	1,526,810
Operating expenses	661,615	665,892	1,355,465	1,364,828

Operating income	355,806	413,699	106,100	161,982
Other income	19,893	29,719	37,140	60,813

Income before interest and taxes	375,699	443,418	143,240	222,795

Interest (expense)	(120,134)	(128,547)	(220,663)	(235,153)

Income (loss) before income taxes	255,565	314,871	(77,423)	(12,358)
Income tax (expense) benefit	(98,173)	(124,909)	29,192	6,907

Net income (loss)	$157,392	$189,962	$(48,231)	$(5,451)

Three Months Ended December 31, 2006 Compared To Three Months Ended December 31, 2005
Propane Revenue and Gross Margins — Propane Operations’ revenues increased $746,000, from approximately $2,531,000 for the quarter ended December 31, 2005 to approximately $3,277,000 for the quarter ended December 31, 2006 as a result of higher prices in the Arizona regulated and unregulated operations, and the implementation on July 1, 2006 of a $.55/therm surcharge for the recovery of under-collected gas costs. Gas purchases increased $808,000, from $1,451,000 in the quarter ended December 31, 2005 to $2,259,000 in the quarter ended December 31, 2006. This increase was due primarily to higher propane prices in the current fiscal year. Gross margin decreased $62,000, from $1,080,000 in the quarter ended December 31, 2005 to $1,018,000 in the quarter ended December 31, 2006. This was attributable to higher costs of propane in the Arizona unregulated operation that were not recoverable through rates.
Propane Operating Expenses — Operating expenses were approximately $662,000 in the quarter ended December 31, 2006 compared to approximately $666,000 in the quarter ended December 31, 2005. This decrease of $4,000 is due to lower overhead costs of $28,000, and lower depreciation of $8,000. These savings were offset by increases in maintenance costs of $7,000, higher taxes other than income taxes of $6,000, and an increase in general and administrative costs of $19,000

Propane Other Income — Other income decreased by $10,000, from approximately $30,000 for the quarter ended December 31, 2005 to approximately $20,000 for the quarter ended December 31, 2006. Income on a sale/leaseback of $5,000 was recorded in the second quarter of fiscal 2006. This transaction was complete at the end of fiscal year 2006. In addition, Rocky Mountain Fuels (“RMF”) recognized income in fiscal year 2006 for contract fees related to the sale of the RMF assets in August 2004.
Propane Interest Expense — Interest expense decreased by $8,000, from approximately $129,000 in the quarter ended December 31, 2005 to approximately $120,000 for the quarter ended December 31, 2006, primarily due to lower short-term borrowings.
Propane Income Tax Expense — Income tax expense decreased by $27,000, from approximately $125,000 in the quarter ended December 31, 2005 to approximately $98,000 in the quarter ended December 31, 2006 due to lower pretax income.
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
Propane Revenue and Gross Margins — Propane Operations’ revenues increased $922,000, from approximately $3,529,000 for the six months ended December 31, 2005 to approximately $4,450,000 for the six months ended December 31, 2006 as a result of higher prices in the Arizona regulated and unregulated operations, and the implementation on July 1, 2006 of a $.55/therm surcharge for the recovery of under-collected gas costs. Gas purchased increased from $2,002,000 to $2,989,000 for the same period due to higher propane prices in the current fiscal year. Gross margin decreased $65,000, from $1,527,000 in the six months ended December 31, 2005 to $1,462,000 for the six months ended December 31, 2005. This was attributable to higher propane costs in the Arizona unregulated operation that were not recoverable through rates.
Propane Operating Expenses — Operating expenses were approximately $1,365,000 in the six months ended December 31, 2005 compared to approximately $1,355,000 in the six months ended December 31, 2006. This decrease of $10,000 is due to a decrease in depreciation expense of $22,000. This savings was offset by increases in overhead, general and administrative costs of $2,000 and maintenance and taxes other than income taxes of $10,000.
Propane Other Income — Other income decreased by $24,000, from approximately $61,000 for the six months ended December 31, 2005 to approximately $37,000 for the six months ended December 31, 2006. Income on a sale/leaseback of $12,000 was recorded in fiscal 2006. This transaction was complete at the end of fiscal 2006. In addition, RMF recognized $8,000 income in fiscal 2006 for contract fees related to the sale of the RMF assets in August 2004. This sales transaction was completed in August 2005. Other income reductions also included reduced sales for other services of approximately $4,000.
Propane Interest Expense — Interest expense decreased by $14,000, from approximately $235,000 in the six months ended December 31, 2005 to approximately $221,000 for the six months ended December 31, 2006, primarily due to lower short-term borrowings.
Propane Income Tax Benefit — Income tax benefit was approximately $7,000 in the six months ended December 31, 2005, compared to an income tax benefit of approximately $29,000 in the six months ended December 31, 2006 due to higher pretax loss in fiscal year 2007.

Operating Results of our EWR Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Energy West Resources (“EWR”)

Operating revenues	$3,364,979	$6,108,052	$5,972,588	$8,977,884
Gas purchased	2,768,762	5,722,196	4,919,561	8,463,665

Gross margin	596,217	385,856	1,053,027	514,219
Operating expenses	115,344	124,017	235,954	398,526

Operating income	480,873	261,839	817,073	115,693
Other income (expense)	(20)	8,250	(20)	22,399

Income before interest and taxes	480,853	270,089	817,053	138,092

Interest (expense)	(39,023)	(53,557)	(74,699)	(100,833)

Income before income taxes	441,830	216,532	742,354	37,259
Income tax (expense)	(170,550)	(83,777)	(286,897)	(14,023)

Net income	$271,280	$132,755	$455,457	$23,236

Three Months Ended December 31, 2006 Compared To Three Months Ended December 31, 2005
EWR Revenues and Gross Margins — Revenues decreased $2,743,000 from approximately $6,108,000 in the quarter ended December 31, 2005 to approximately $3,365,000 in the quarter ended December 31, 2006. Mark-to-market revenues decreased by $78,000 due to the much lower index prices for natural gas in the second quarter of fiscal year 2007 versus the second quarter of fiscal year 2006. Retail gas revenues decreased by $2,652,000, which consisted of (1) approximately $1,875,000 due to the loss of two large customers, and (2) a $777,000 decrease due to lower index prices.
EWR’s second quarter fiscal year 2007 gross margin of approximately $596,000 represents an increase of $210,000 from the gross margin of approximately $386,000 earned in the second quarter of fiscal year 2006. Gross margin from gas production increased by $77,000 due to renegotiation of contracts from low fixed prices to an index based price. Gross margin from retail gas sales increased by $210,000 due to new business in our Wyoming market and the renegotiation of expiring contracts on more favorable terms. These increases were offset by the $78,000 decrease in mark-to-market revenue and the loss of two large customers mentioned above.
EWR Operating Expenses — Operating expenses decreased approximately $9,000, from approximately $124,000 for the quarter ended December 31, 2005 to approximately $115,000 for the quarter ended December 31, 2006. This decrease is due primarily to a reduction in general, administrative and overhead costs of $17,000, offset by an increase in maintenance of $9,000.
EWR Other Income — Other income decreased by approximately $8,000 due to income from the settlement of a contract dispute in the quarter ended December 31, 2005.
EWR Interest Expense — Interest expense decreased approximately $15,000 due to lower short-term borrowings.
EWR Income Tax Expense — Tax expense increased due to increased pretax income in the quarter ended December 31, 2006.
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
EWR Revenues and Gross Margins — Revenues decreased $3,005,000 from approximately $8,978,000 in the six months ended December 31, 2005 to approximately $5,973,000 in the six months ended December 31, 2006. Mark-to-market revenues decreased by $156,000 due to the much lower index prices for natural gas in the first half of fiscal 2007 versus the first half of fiscal 2006. Retail gas revenues decreased by $2,843,000. Approximately

$1,875,000 of this decrease is due to the loss of two large customers, with the remaining decrease due to lower index prices.
Gross margin increased $539,000 from approximately $514,000 in the first six months of fiscal 2006 to approximately $1,053,000 in the first six months of fiscal 2007. Gross margin from gas production increased by $219,000 due to renegotiation of contracts from low fixed prices to an index based price. Gross margin from retail gas sales increased by $475,000 due to new business in our Wyoming market and the re-negotiation of expiring contracts on more favorable terms. These increases are offset by the $156,000 decrease in mark-to-market revenue mentioned above and the loss of two large customers.
EWR Operating Expenses — Operating expenses in EWR decreased $163,000, from approximately $399,000 for first six months of fiscal 2006 to approximately $236,000 for the first six months of fiscal 2007. Approximately $115,000 of this savings is due to a wrongful termination settlement expensed in the first quarter of fiscal 2006. The remainder includes reductions in depreciation, taxes other than income taxes, and general administrative expenses.
EWR Other Income— Other income decreased approximately $22,000 due to income from the settlement of a contract dispute in the quarter ended December 31, 2005.
EWR Interest Expense — Interest expense decreased approximately $26,000 due to a decrease in short-term borrowings.
EWR Income Tax Expense — Tax expense increased due to increased pretax income.
Operating Results of our Pipeline Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Pipeline Operations

Operating revenues	$99,753	$102,539	$199,191	$210,747
Gas purchased	—	—	—	—

Gross margin	99,753	102,539	199,191	210,747
Operating expenses	69,052	43,101	108,743	89,614

Operating income	30,701	59,438	90,448	121,133
Other income	—	—	—	—

Income before interest and taxes	30,701	59,438	90,448	121,133

Interest (expense)	(8,650)	(12,488)	(16,871)	(22,859)

Income before income taxes	22,051	46,950	73,577	98,274
Income tax (expense)	(9,697)	(17,883)	(29,510)	(37,811)

Net income	$12,354	$29,067	$44,067	$60,463

Three Months Ended December 31, 2006 Compared To Three Months Ended December 31, 2005
Pipeline Revenues and Gross Margins — Pipeline revenue consists of gathering revenue from the Glacier line and capacity charge revenue on the Shoshone line. Both pipelines are located in Montana and Wyoming.
Pipeline Operations’ gross margin has remained relatively constant in the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005.

Pipeline Operating Expenses — Operating expenses increased approximately $26,000 due to an increase of $29,000 in maintenance, depreciation, and various general and administrative costs offset by $3,000 savings in taxes other than income taxes.
Pipeline Interest Expense — Interest expense decreased approximately $4,000 due to a decrease in short-term borrowings
Pipeline Income Tax Expense — Tax expense decreased approximately $8,000 due to lower pretax income.
Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005
Pipeline Revenues and Gross Margins —Pipeline Operations’ margin decreased approximately $12,000 due a decrease in gathering volumes on the Glacier gathering line.
Pipeline Operating Expenses — Operating expenses increased approximately $19,000 due to an increase of $26,000 in maintenance, depreciation, and various general and administrative costs offset by $7,000 savings in taxes other than income taxes.
Pipeline Interest Expense — Interest expense decreased approximately $6,000 due to a decrease in short-term borrowings.
Pipeline Income Tax Expense — Tax expense decreased approximately $8,000 due to a lower pretax income in the six months ended December 31, 2005.
Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. We finance our capital expenditures on an interim basis through our $20,000,000 credit facility with LaSalle Bank, shown as line of credit on the accompanying balance sheets. Our use of the LaSalle Credit Facility decreased to $5,050,000 at December 31, 2006, compared with $11,000,000 at December 31, 2005. This $5,950,000 improvement in our line of credit is primarily due to increased net income, and decreased receivables and inventories.
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
Long-term debt decreased to approximately $17,318,000 at December 31, 2006, compared with approximately $18,370,000 at December 31, 2005. This $1,052,000 decrease resulted primarily from the scheduled principal payments of $515,000 on the Series 1993 notes, $105,000 on the Series 1992B notes and $433,000 on the term loan as provided for in the debt agreements.
Cash decreased approximately $600,000 from June 30, 2006 to December 31, 2006, compared with the approximate $983,000 increase in cash from June 30, 2005 to December 31, 2005, as shown in the following table:

	December 31,
	2006	2005
Cash (used in) operating activities	$(3,776,417)	$(4,895,067)
Cash (used in) investing activities	(1,152,965)	(843,863)
Cash provided by financing activities	4,329,650	6,722,408

Increase/(decrease) in cash	$(599,732)	$983,478

Cash used in operating activities was approximately $1,119,000 lower in the six months ended December 31, 2006, than the six months ended December 31, 2005. This was due to an increase in net income of $580,000, decrease in depreciation expense of $24,000, and an overall increase in other assets net of liabilities of $563,000.
Cash used in investing activities was approximately $309,000 higher in the six months ended December 31, 2006, than the six months ended December 31, 2005. This was due primarily to increased construction expenditures of $210,000 and reduced receipts from cash received from long term notes receivable of $175,000, offset by increases in cash received for contributions in aid of constructions and advances for construction of $76,000.
Cash provided by financing activities was approximately $2,393,000 less in the six months ended December 31, 2006 than in the six months ended December 31, 2005 due to decreased net advances on the line of credit of $2,050,000, dividends paid of $535,000, and increased payment of long-term debt of $20,000, offset by proceeds from the sale of stock of $212,000.
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
Effective November 27, 2006, our company and LaSalle Bank extended and amended the LaSalle Credit Facility. The Sixth Amendment provides for (i) an extension of the revolving line of credit until November 26, 2007; (ii) an increase in the commitment amount of the revolving line of credit from $15 million to $20 million; and (iii) a reduction in the interest rate calculations that we currently use for the term loan and line of credit under the LaSalle Credit Facility. The term loan had an outstanding balance of $4.93 million at December 31, 2006. Borrowings under the LaSalle Credit Facility are secured by liens on substantially all of our assets. Our obligations under certain other notes and industrial development revenue obligations are secured on an equal and ratable basis with LaSalle Bank in the collateral granted to secure the borrowings under the LaSalle Credit Facility with the exception of the first $1.0 million of debt under the LaSalle Credit Facility.

The following table represents borrowings under the LaSalle Credit Facility for each of the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 30, 2007
Minimum borrowing	$0	$2,900,000
Maximum borrowing	$2,900,000	$6,200,000
Average borrowing	$282,000	$4,384,000

Year Ended June 30, 2006
Minimum borrowing	$3,100,000	$5,200,000	$0	$0
Maximum borrowing	$5,200,000	$12,250,000	$12,050,000	$0
Average borrowing	$4,167,000	$9,489,000	$5,619,000	$0

Year Ended June 30, 2005
Minimum borrowing	$7,729,000	$12,688,000	$3,500,000	$2,700,000
Maximum borrowing	$13,129,000	$14,629,000	$13,929,000	$3,900,000
Average borrowing	$10,196,000	$13,982,000	$8,110,000	$3,167,000
Under the LaSalle Credit Facility, we may elect to pay interest on portions of the amounts outstanding at the London Interbank Offered Rate (LIBOR), plus 150 basis points, for interest periods we select. For all other balances outstanding under the LaSalle Credit Facility, we pay interest at the rate publicly announced from time to time by LaSalle as its “Prime Rate” plus 50 basis points. For the term loan with LaSalle Bank, we may elect to pay interest at either the applicable LIBOR rate plus 200 basis points or at the Prime Rate plus 100 basis points.
At December 31, 2006, we had approximately $1,040,000 of cash on hand. In addition, at December 31, 2006, we had borrowed approximately $5.05 million under the LaSalle Credit Facility. Our short-term borrowings under our lines of credit during the first six months of fiscal 2007 had a daily weighted average interest rate of 8.63% per annum. At December 31, 2006, we had no outstanding letters of credit related to electricity and gas purchase contracts. We had net availability at December 31, 2006, of approximately $14,950,000 under the LaSalle Credit Facility revolving line of credit. At December 31, 2006, we were in compliance with the financial covenants under the LaSalle Credit Facility.
In addition to the LaSalle Credit Facility, we have outstanding (i) $8.0 million of Series 1997 notes bearing interest at an annual rate of 7.5%; (ii) $7.8 million of Series 1993 notes bearing interest at annual rates ranging from 6.20% to 7.60%; and (iii) Cascade County, Montana Series 1992B Industrial Development Revenue Obligations in the amount of $1.8 million bearing interest at annual rates ranging from 6.0% to 6.5% (collectively “Long Term Notes and Bonds”). Our obligations under the Long Term Notes and Bonds are secured on an equal and ratable basis with the Lender in the collateral granted to secure the LaSalle Credit Facility with the exception of the first $1.0 million, which is secured to LaSalle Bank.
The total amount outstanding under all of our long-term debt obligations was approximately $18.4 million and $19.4 million at December 31, 2006, and December 31, 2005, respectively. The portion of such obligations due within one year was approximately $1,062,000 and $1,057,000 at December 31, 2006, and December 31, 2005, respectively.

Contractual Obligations
Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. On August 9, 2004, we entered into a fixed-for-floating interest rate swap transaction on our five-year floating interest rate term note. If we were to designate it as a hedge this transaction would qualify as a fair value hedge under SFAS No. 133. We have elected not to designate it as a hedge and have not recorded it as a fair value hedge. At December 31, 2006, the fair value of the interest rate swap was $57,205. This amount is recorded as a derivative asset on the accompanying financial statements.
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2006.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Interest payments (a)	$6,446,096	$1,706,710	$2,230,903	$1,783,308	$725,175

Long Term Debt (b)	18,379,842	1,061,509	5,363,333	275,000	11,680,000

Operating Lease Obligations	385,536	144,624	159,912	81,000	—

Transportation and Storage Obligation (c)	13,568,118	4,340,510	8,517,792	709,816	—

Total Obligations	$38,779,592	$7,253,353	$16,271,940	$2,849,124	$12,405,175

(a)	Our long-term debt, notes payable and customers’ deposits all require interest payments. Interest payments are projected based on debt service schedules provided at debt issuance.

(b)	Represents long-term debt outstanding under the LaSalle Credit Facility and the Long-Term Notes and Bonds. The cash obligations represent the maximum annual amount of redemptions to be made to certain holders or their beneficiaries through the debt maturity date.

(c)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.
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
We account for certain of such purchases or sale agreements in accordance with SFAS No. 133. Under SFAS 133, such contracts are reflected in our financial statements as derivative assets or derivative liabilities and valued at “fair value,” determined as of the date of the balance sheet. Fair value accounting treatment is also referred to as “mark-to-market” accounting. Mark-to-market accounting results in disparities between reported earnings and realized cash flow, because changes in the derivative values are reported in our Consolidated Statement of Operations as an increase or (decrease) in “Revenues - Gas and Electric — Wholesale” without regard to whether any cash payments have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts and their hedges are realized over the life of the contracts. SFAS No. 133 requires that contracts for purchase or sale at fixed prices and volumes must be valued at fair value (under mark-to-market accounting) unless the contracts qualify for treatment as a “normal purchase or sale.”
Quoted market prices for natural gas derivative contracts of our company and its subsidiaries are generally not available. Therefore, to determine the net present value of natural gas derivative contracts, we use internally developed valuation models that incorporate independently available current and forecasted pricing information.
As of December 31, 2006, these agreements were reflected on our consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities
Contracts maturing during fiscal year 2007	$60,412	$60,582
Contracts maturing during fiscal years 2008 and 2009	57,205	—
Contracts maturing during fiscal years 2010 and beyond	—	—

Total	$117,617	$60,582

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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our company is subject to certain market risks, including commodity price risk (i.e., natural gas and propane prices) and interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. Actual results may differ. See the notes to our financial statements for a description of our accounting policies and other information related to these financial instruments.

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
ITEM 4 -CONTROLS AND PROCEDURES
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

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our 2006 Annual Meeting of Shareholders on December 5, 2006. The following nominees were elected to the Company’s Board of Directors to serve for a one year term unless they resign .

Name	For	Withhold
W. E. Argo	2,650,965	91,485
Steven A. Calabrese	2,622,405	120,045
David A. Cerotzke	2,627,615	115,045
Mark D. Grossi	2,626,619	115,831
Richard M. Osborne	2,596,350	146,100
Thomas J. Smith	2,620,619	121,831
James E. Sprague	2,616,823	125,627
Additionally, the Company’s shareholders voted upon a proposal to ratify the appointment of Hein & Associates LLP as our independent auditors for the fiscal year ending June 30, 2007.

For	Withhold	Abstain
2,699,394	39,033	4,053
ITEM 6 — EXHIBITS

Exhibit
Number	Description

10.1	Reaffirmation and Sixth Amendment to Amended and Restated Credit Agreement, dated as of November 27, 2006, by and among Registrant, its subsidiaries and LaSalle Bank National Association. Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 4, 2006, is incorporated herein by reference.

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED
/s/ Wade F. Brooksby
Wade F. Brooksby
February 13, 2007	Chief Financial Officer (principal financial officer and principal accounting officer)