Form 10-Q
period 2007-03-31
ENERGY WEST INC
filed 2007-05-14
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Registrant’s telephone number, including area code: (406) 791-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☑  No
The number of shares outstanding of the registrant’s common stock as of May 8, 2007 was 3,002,952 shares.

ENERGY WEST, INCORPORATED
INDEX TO FORM 10-Q

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, MARCH 31, 2007 AND 2006, AND JUNE 30, 2006

	March 31,		June 30,
ASSETS	2007	2006	2006

Current Assets:
Cash	$1,147,704	$485,030	$1,639,578
Accounts and notes receivable less $220,118, $364,205 and $121,453, respectively, allowance for bad debt	5,774,107	8,319,091	3,968,105
Unbilled gas	1,574,040	2,499,936	723,810
Derivative assets	107,975	130,949	137,865
Natural gas and propane inventories	675,050	2,374,200	4,858,599
Materials and supplies	394,110	381,611	343,527
Prepayments and other	287,372	359,219	261,764
Deferred income taxes	—	171,257	—
Income tax receivable	—	—	—
Recoverable cost of gas purchases	1,544,680	120,649	79,511
Assets held for sale	12,524,572	13,144,440	11,656,570

Total current assets	24,029,610	27,986,382	23,669,329

Property, Plant and Equipment, Net	30,370,404	29,840,476	29,889,873
Deferred Charges	3,610,615	4,253,148	4,108,173
Other Assets	594,222	173,865	263,370

TOTAL ASSETS	$58,604,851	$62,253,871	$57,930,745

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Current portion of long-term debt	$1,060,000	$1,023,336	$1,058,213
Line of credit	—	1,490,000	—
Accounts payable	5,265,257	4,947,732	3,572,055
Derivative liabilities	63,039	49,002	42,664
Accrued income taxes	111,214	615,184	1,320,431
Deferred income taxes	431,964	—	269,163
Accrued and other current liabilities	3,975,397	3,666,134	3,711,669
Liabilities held for sale	936,305	1,751,925	822,242

Total current liabilities	11,843,176	13,543,313	10,796,437

Other Obligations:
Deferred income taxes	5,529,869	6,429,791	5,835,886
Deferred investment tax credits	276,424	297,486	292,220
Other long-term liabilities	4,069,602	4,508,819	4,236,089

Total	9,875,895	11,236,096	10,364,195

Long-Term Debt	15,218,333	18,270,198	17,605,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 5,000,000 shares authorized, 3,001,952, 2,931,158 and 2,934,177 shares outstanding at March 31, 2007 and 2006, and June 30, 2006 respectively	450,293	439,674	440,127

Capital in excess of par value	8,189,734	7,608,527	7,634,337

Retained earnings	13,027,420	11,156,063	11,090,649

Total stockholders’ equity	21,667,447	19,204,264	19,165,113

TOTAL CAPITALIZATION	36,885,780	37,474,462	36,770,113

TOTAL LIABILITIES AND CAPITALIZATION	$58,604,851	$62,253,871	$57,930,745

The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

REVENUES:
Natural gas operations	$17,917,310	$21,357,055	$38,243,199	$47,859,970
Propane operations	17,062	24,244	31,829	37,254
Gas and electric—wholesale	3,504,229	6,093,338	9,476,817	15,071,222
Pipeline operations	94,086	100,340	293,277	311,087

Total revenues	21,532,687	27,574,977	48,045,122	63,279,533

COST OF SALES:
Gas purchased	13,754,736	17,363,628	28,028,269	38,147,915
Gas and electric—wholesale	2,756,280	5,432,770	7,675,841	13,896,435

Total cost of sales	16,511,016	22,796,398	35,704,110	52,044,350

GROSS MARGIN	5,021,671	4,778,579	12,341,012	11,235,183

EXPENSES:
Distribution, general, and administrative	1,479,429	1,594,360	4,580,704	4,908,537
Maintenance	149,543	124,095	393,978	361,010
Depreciation and amortization	418,920	407,880	1,269,122	1,247,158
Taxes other than income	615,265	421,707	1,290,680	1,129,311

Total expenses	2,663,157	2,548,042	7,534,484	7,646,016

OPERATING INCOME	2,358,514	2,230,537	4,806,528	3,589,167

OTHER INCOME	33,614	73,417	171,962	331,759

INTEREST (EXPENSE)	(382,323)	(466,093)	(1,186,228)	(1,322,724)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,009,805	1,837,861	3,792,262	2,598,202

INCOME TAX (EXPENSE)	(716,802)	(681,754)	(1,382,089)	(951,980)

INCOME FROM CONTINUING OPERATIONS	1,293,003	1,156,107	2,410,173	1,646,222

DISCONTINUED OPERATIONS:
Income from discontinued operations	1,040,057	811,294	972,861	816,607
Income tax (expense)	(403,747)	(321,619)	(378,484)	(321,516)

INCOME FROM DISCONTINUED OPERATIONS	636,310	489,675	594,377	495,091

NET INCOME	$1,929,313	$1,645,782	$3,004,550	$2,141,313

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.43	$0.39	$0.81	$0.56
Income from discontinued operations	0.21	0.17	0.20	0.17

Net income	$0.64	$0.56	$1.01	$0.73

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.43	$0.38	$0.81	$0.56
Income from discontinued operations	0.21	0.16	0.20	0.17

Net income	$0.64	$0.54	$1.01	$0.73

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,989,440	2,931,013	2,960,297	2,921,839
Diluted	3,027,210	3,008,880	2,988,293	2,946,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,004,550	$2,141,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including deferred charges and financing costs	1,583,075	1,567,481
Derivative assets	29,890	(11,880)
Derivative liabilities	20,375	(65,235)
Deferred gain	(182,806)	(198,716)
Investment tax credit	(15,796)	(15,796)
Deferred gain on sale of assets	—	(17,721)
Deferred income taxes	(143,216)	(105,537)
Changes in assets and liabilities:
Accounts receivable	(2,656,231)	(4,676,542)
Natural gas and propane inventories	4,183,549	869,004
Accounts payable	1,436,316	1,925,098
Recoverable/refundable cost of gas purchases	(1,465,169)	993,356
Prepayments and other	(25,609)	(135,027)
Other assets & liabilities	(996,180)	3,211,585
Assets held for sale	(868,002)	(1,792,799)
Liabilities held for sale	114,063	867,589

Net cash provided by operating activities	4,018,809	4,556,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(1,846,985)	(1,361,969)
Collection of long-term notes receivable	—	174,561
Customer advances received for construction	216,150	66,354
Increase from contributions in aid of construction	7,251	21,981

Net cash used in investing activities	(1,623,584)	(1,099,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,384,880)	(396,752)
Proceeds from lines of credit	8,777,000	14,850,000
Repayments of lines of credit	(8,777,000)	(17,260,000)
Proceeds from sale of common stock	565,563	—
Dividends paid	(1,067,782)	(258,924)

Net cash used in financing activities	(2,887,099)	(3,065,676)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(491,874)	391,424

CASH AND CASH EQUIVALENTS:
Beginning of period	1,639,578	93,606

End of period	$1,147,704	$485,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Energy West, Incorporated is a regulated public utility, with certain non-regulated, non-utility operations conducted through three wholly owned subsidiaries: Energy West Resources, Inc. (“EWR”); Energy West Development, Inc. (“EWD”); and Energy West Propane, Inc. (“EWP”). EWR markets natural gas and, on a limited basis, electricity in Montana and Wyoming, and owns certain natural gas production properties in Montana. EWD owns a natural gas gathering system that is located in both Montana and Wyoming and an interstate natural gas transportation pipeline that runs between Montana and Wyoming. EWD also owns natural gas production properties in Montana. EWP is engaged in wholesale and retail distribution of bulk propane in Arizona, and has a small wholesale distribution in Montana. In July 2006, the Company entered into an agreement to sell its Arizona propane operations. These assets were sold on April 1, 2007. The results of operations for the propane assets related to this sale have been reclassified as income from discontinued operations. The associated assets and liabilities are shown on the consolidated balance sheet as “Assets held for sale” and “Liabilities held for sale”. See Note 4.
The Company’s reporting segments are: Natural Gas Operations, Propane Operations, EWR and Pipeline Operations. EWD operates an interstate natural gas transmission pipeline. The revenue and expenses associated with this transmission pipeline are included in the Pipeline Operations segment.
Beginning with this quarterly report, the Company has expanded the line items appearing under the expenses captions of its Consolidated Statement of Operations in order to segregate the costs and expenses applicable to sales and revenues, including “Gas purchases,” “Gas and electric — wholesale”, and “Total cost of sales” under a new caption, “Cost of Sales”, and have also added the caption, “Gross margin”. Management has made the change as it believes it will make the Company’s financial statements more comparative to other companies in the same industry. Management believes that gross margin comparisons may be more meaningful than revenue comparisons in a regulated company since prices can fluctuate greatly without affecting margin or net income.
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
During the first nine months of fiscal 2007, the Company has not entered into any new contracts that have required mark-to-market accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133. However, existing derivatives as of March 31, 2007 were reflected on the Company’s consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities

Contracts maturing during fiscal year 2007	$62,868	$63,039
Contracts maturing during fiscal years 2008 and 2009	45,107	—

Total	$107,975	$63,039

Natural Gas and Propane Operations — In the case of the Company’s regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases” pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of March 31, 2007, the Company’s regulated operations have no contracts meeting the mark-to-market accounting requirements.

NOTE 2 — INCOME TAX EXPENSES (BENEFITS)
Income tax expense differs from the amount computed by applying the federal statutory rate to pretax income as demonstrated in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Income tax from continuing operations:
Tax expense at statutory rate of 35%	$703,432	$643,251	$1,327,292	$909,371
State income tax expense, net of federal tax expense	45,201	41,334	85,288	58,434
Amortization of deferred investment tax credits	(5,265)	(5,265)	(5,265)	(5,265)
Other	(26,565)	2,434	(25,226)	(10,559)

Total income tax from continuing operations:	716,802	681,754	1,382,089	951,980

Income tax from discontinued operations:
Tax expense at statutory rate of 35%	$364,020	$283,953	$340,501	$285,812
State income tax expense, net of federal tax expense	23,391	18,246	21,880	18,366
Other	16,336	19,420	16,103	17,338

Total income tax from discontinued operations:	403,747	321,619	378,484	321,516

Total income tax expense	$1,120,549	$1,003,373	$1,760,573	$1,273,496

NOTE 3 — LINES OF CREDIT AND LONG-TERM DEBT
We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used the working capital line of credit portion of our credit facility with LaSalle Bank (the “LaSalle Credit Facility”) pursuant to the Amended and Restated Credit Agreement dated as of March 31, 2004 (collectively with all subsequent amendments thereto, the “LaSalle Credit Agreement”). We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.
Effective November 27, 2006, our company and LaSalle Bank extended and amended the LaSalle Credit Facility pursuant to the Reaffirmation and Sixth Amendment to Amended and Restated Credit Agreement dated as of November 27, 2006 (the “Sixth Amendment”). The Sixth Amendment provides for (i) an extension of the revolving line of credit until November 26, 2007; (ii) an increase in the commitment amount of the revolving line of credit from $15 million to $20 million; and (iii) a reduction in the interest rate calculations that we currently use for the term loan and line of credit under the LaSalle Credit Facility.
At March 31, 2007, the Company had approximately $1,048,000 of cash on hand. In addition, at March 31, 2007, the Company had no borrowings under the LaSalle Credit Facility revolving line of credit. The Company’s short-term borrowings under its lines of credit during the nine months ended March 31, 2007 had a daily weighted average interest rate of 8.56% per annum. The Company’s net availability at March 31, 2007, was approximately $20 million under the LaSalle Credit Facility revolving line of credit.

The total amount outstanding under all of the Company’s long-term debt obligations was approximately $16.3 million and $19.3 million at March 31, 2007, and 2006, respectively. The portion of such obligations due within one year was approximately $1,060,000 and $1,023,000 at March 31, 2007, and March 31, 2006, respectively. At March 31, 2007 and 2006, we were in compliance with the financial covenants under the LaSalle Credit Facility and the Long Term Notes and Bonds.
NOTE 4 — DISCONTINUED OPERATIONS
On July 17, 2006, we entered into an Asset Purchase Agreement among our company, EWP, and SemStream, L.P. Pursuant to the Asset Purchase Agreement, our company and EWP agreed to sell, and SemStream agreed to buy, (i) all of the assets and business operations associated with our regulated propane gas distribution system operated in the cities and outlying areas of Payson, Pine, and Strawberry, Arizona (the “Regulated Business”), and (ii) all of the assets and business operations of EWP that are associated with certain “non-regulated” propane assets in the same geographic area (the “Non-Regulated Business,” and together with the Regulated Business, the “Business”).
SemStream is purchasing only the assets and business operations of our Company and EWP that pertain to the Business within the state of Arizona, and that also pertain to the Energy West Propane — Arizona division of our company and/or EWP (collectively, the “Arizona Assets”). Pursuant to the Asset Purchase Agreement, SemStream will pay a cash purchase price of $15 million for the Arizona Assets, subject to final working capital adjustments.
Pursuant to the Purchase and Sale Agreement, the sale was conditioned on approval by the Arizona Corporation Commission, or “ACC”, with the closing to occur on the first day of the month after receipt of ACC approval. This approval was received on March 13, 2007, and the closing date of the transaction was April 1, 2007.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets Held for Sale” and “Liabilities Held for Sale”, respectively, in the accompanying Balance Sheets at March 31, 2007 and 2006, and June 30, 2006, and consist of the following:
Assets and Liablilities Held for Sale

	March 31,		June 30,
	2007	2006	2006

Assets held for sale:
Accounts Receivable	$1,481,792	$1,039,456	$194,746
Unbilled Gas	348,004	913,212	296,730
Propane Inventory	820,844	658,465	566,179
Materials and Supplies	177,415	137,346	111,701
Prepayments	54,381	18,956	29,096
Recoverable cost of gas purchases	458,769	1,200,377	1,243,931
Property, Plant and Equipment, Net	9,183,369	9,176,628	9,214,187

Total Assets held for sale	12,524,574	13,144,440	11,656,570

Liablilities held for sale:
Accounts Payable	200,762	821,531	20,203
Other Current Liabilities	101,363	270,581	148,634
Contributions in Aid of Construction	634,180	659,813	653,405

Total Liabilities held for sale	936,305	1,751,925	822,242

Net Assets Held for Sale	$11,588,269	$11,392,515	$10,834,328

The following table details the line item “Income from Discontinued Operations” that appears on the face of the Statements of Operations for the three- and nine-month periods ending March 31, 2007 and 2006, as well as for the Propane segment data appearing in Item 2.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
DISCONTINUED OPERATIONS:
REVENUES:
Propane operations	$5,830,652	$4,580,765	$10,266,377	$8,096,685
COST OF SALES:
Gas purchased	3,916,954	3,043,759	6,905,881	5,045,879
GROSS MARGIN	1,913,698	1,537,006	3,360,496	3,050,806
EXPENSES:
Distribution, general, and administrative	560,314	465,577	1,536,368	1,434,180
Maintenance	46,062	19,347	84,644	56,002
Depreciation and amortization	123,420	122,021	365,489	385,818
Taxes other than income	44,392	34,432	119,841	101,853

Total expenses	774,188	641,377	2,106,342	1,977,853

OPERATING INCOME	1,139,510	895,629	1,254,154	1,072,953
OTHER INCOME	14,148	31,851	51,288	92,664
INTEREST (EXPENSE)	(113,601)	(116,186)	(332,581)	(349,010)

INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	1,040,057	811,294	972,861	816,607
INCOME TAX (EXPENSE)	(403,747)	(321,619)	(378,484)	(321,516)

INCOME FROM DISCONTINUED OPERATIONS	$636,310	$489,675	$594,377	$495,091

NOTE 5 — DEFERRED CHARGES
Deferred Charges consist of the following:

	March 31,		June 30,
	2007	2006	2006

Regulatory asset for property taxes	$2,083,245	$2,361,092	$2,303,015
Regulatory asset for income taxes	458,753	458,753	458,753
Regulatory asset for deferred environmental remediation costs	264,471	350,519	334,996
Other regulatory assets	—	29,298	20,258
Unamortized debt issue costs	804,146	1,053,486	991,151

Total	$3,610,615	$4,253,148	$4,108,173

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
The Company has completed its remediation of soil contaminants and in April of 2002 received a closure letter from the Montana Department of Environmental Quality (“MDEQ”) approving the completion of such remediation program. The Company and its consultants continue to work with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve them. Although the MDEQ has not established guidance to attain a technical waiver, the U.S. Environmental Protection Agency (“EPA”) has developed such guidance. The EPA guidance lists factors which render remediation technically impracticable. The Company has filed a request for a waiver respecting compliance with certain standards with the MDEQ.
At March 31, 2007, the Company had incurred cumulative costs of approximately $1,963,000 in connection with its evaluation and remediation of the site. On May 30, 1995, the Company received an order from the Montana Public Service Commission (“MPSC”) allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of March 31, 2007, the Company had recovered approximately $1,699,000 through such surcharges, and the cost remaining to be recovered is $264,000. The Company is required, under the MPSC’s most recent order, to file with the MPSC every two years for approval to continue the recovery of the surcharge.
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

NOTE 7 — SEGMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Gross margin:
Natural gas operations	$4,162,574	$3,993,427	$10,214,930	$9,712,055
Propane operations	17,062	24,244	31,829	37,254
EWR	747,949	660,568	1,800,976	1,174,787
Pipeline operations	94,086	100,340	293,277	311,087

	5,021,671	4,778,579	12,341,012	11,235,183

Operating income:
Natural gas operations	1,737,540	1,638,634	3,286,577	2,775,780
Propane operations	5,663	11,384	(2,881)	(3,958)
EWR	624,344	520,200	1,441,417	635,893
Pipeline operations	(9,033)	60,319	81,415	181,452

	2,358,514	2,230,537	4,806,528	3,589,167

Net income (loss):
Natural gas operations	934,284	824,132	1,558,228	1,241,415
Propane operations	3,009	6,331	(3,289)	(4,536)
EWR	364,317	295,291	819,774	318,527
Pipeline operations	(8,607)	30,353	35,460	90,816
Discontinued operations	636,310	489,675	594,377	495,091

	$1,929,313	$1,645,782	$3,004,550	$2,141,313

NOTE 8 — ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consists of the following:

	March 31,		June 30,
	2007	2006	2006

Property tax settlement—current portion	$243,000	$243,000	$243,000
Payable to employee benefit plans	171,241	174,530	275,377
Accrued vacation	241,313	268,357	258,831
Customer deposits	387,938	397,337	381,713
Accrued interest	382,523	408,219	140,648
Accrued taxes other than income	737,159	686,573	402,789
Deferred short-term gain	243,519	243,519	243,519
Customer prepayments from levelized billing	587,456	405,371	844,344
Accrued incentives	153,465	32,609	250,345
Other	827,783	806,619	671,103

Total	$3,975,397	$3,666,134	$3,711,669

March 31, 2006 and June 30, 2006 information presented differs from prior presentations due to the reclassification of certain propane items from “Accrued and other current liabilities” to “Liabilities held for sale”.
NOTE 9 — OTHER LONG TERM LIABILITIES
Other long-term liabilities consist of the following:

	March 31,		June 30,
	2007	2006	2006

Asset retirement obligation	$677,636	$642,656	$650,717
Contribution in aid of construction	1,308,826	1,309,704	1,301,576
Customer advances for construction	493,995	228,894	277,845
Accumulated postretirement obligation	148,200	394,183	139,200
Deferred gain — long-term *	142,776	386,295	325,582
Deferred gain on sale leaseback of assets	—	5,918	—
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	1,215,008	1,458,008	1,458,008

Total	$4,069,602	$4,508,819	$4,236,089

March 31, 2006 and June 30, 2006 information presented differs from prior presentations due to the reclassification of certain propane items from “Other long term liabilities” to “Liabilities held for sale”.

NOTE 10 — STOCK OPTION PLANS
2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 200,000 shares of our common stock to be issued to certain key employees. As of March 31, 2007, there are 114,500 options outstanding, 61,500 shares issued under this plan have been exercised, and the maximum number of shares available for future grants under this plan is 24,000 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock). Pursuant to the Option Plan, the options vest over three to four years and are exercisable over a five to ten-year period from date of issuance.
As of July 1, 2005, SFAS No. 123(R) became effective for the Company. The Company had previously followed Accounting Principles Board Opinion (“APB”) No. 25 and related Interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. The Company has adopted SFAS No. 123(R), and compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. Compensation expense is calculated using the Black-Scholes option pricing model. The Black-Scholes calculations performed for the quarter ended March 31, 2007 stock-based compensation expense utilized the methodology and assumptions consistent with those previously used by the Company to report pro-forma net income or loss under SFAS No. 123. The general and administrative expense for the stock-based compensation in the first nine months of fiscal 2007 was approximately $57,044, and $57,374 for fiscal 2006, or approximately $0.01 per share after tax for each period.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended March 2007: 2% — 4.2% expected dividend rate, volatility of 32%, a risk-free interest rate of 5.0%; and expected lives of four to ten years. A summary of the status of our stock option plans as of March 31, 2007 and changes during the first three quarters of fiscal year 2007 and the full year of fiscal 2006 is presented below.

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding June 30, 2005	126,000	$7.67

Granted	48,500	10.11
Exercised	(2,500)	8.49
Expired	(26,500)	8.37

Outstanding June 30, 2006	145,500	$8.34

Granted	30,000	10.55
Exercised	(59,000)	8.14
Expired	(2,000)	10.51

Outstanding March 31, 2007	114,500	$8.99

The following information applies to options outstanding at March 31, 2007:

		Weighted
		Average
		Remaining		Weighted
		Contractual		Average
Grant	Number	Life	Number	Exercise
Date	Outstanding	(Years)	Exercisable	Price

11/21/2002	11,000	0.6	11,000	$8.49
7/1/2004	15,000	7.3	7,500	$6.47
4/1/2005	20,000	8.0	10,000	$6.62
7/1/2005	15,000	8.3	5,000	$9.85
10/4/2005	18,500	8.5	8,500	$10.51
1/6/2006	5,000	3.8	—	$9.52
7/1/2006	10,000	9.3	2,500	$9.02
12/4/2006	20,000	9.7	5,000	$11.32

	114,500		49,500

NOTE 11 — SUBSEQUENT EVENTS
Stock Purchase Agreement — On January 30, 2007, the Company entered into two stock purchase agreements (together, the “Purchase Agreements”) between the Company and Sempra Energy. Pursuant to the Purchase Agreements, the Company will acquire all of the capital stock of two of Sempra’s wholly owned subsidiaries, Frontier Utilities of North Carolina, Inc. and Penobscot Natural Gas Company, Inc. Frontier Utilities is the parent company of its operating subsidiary, Frontier Energy, LLC, and Penobscot Natural Gas is the parent company of its operating subsidiary, Bangor Gas Company LLC. The aggregate purchase price to be paid by the Company for the two companies in $5.0 million, subject to adjustment for working capital items.
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
Asset Purchase Agreement — On July 17, 2006, we entered into an Asset Purchase Agreement among our company, EWP, and SemStream, L.P. Pursuant to the Asset Purchase Agreement, our company and EWP agreed to sell, and SemStream agreed to buy, (i) all of the assets and business operations associated with our regulated propane gas distribution system operated in the cities and outlying areas of Payson, Pine, and Strawberry, Arizona and (ii) all of the assets and business operations of EWP that are associated with certain “non-regulated” propane business operations in the same geographic area.

The sale was conditioned on approval by the Arizona Corporation Commission, or “ACC”, with a closing date on the first day of the month after receipt of ACC approval. This approval was received on March 13, 2007, and the closing date of the transaction was April 1, 2007. Pursuant to the Asset Purchase Agreement, SemStream paid a cash purchase price of $15 million for the Arizona Assets, plus net working capital, subject to final post-closing working capital adjustments. These adjustments are to be finalized 45 days after the date of closing. To date, we have used the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet, with the balance of the proceeds placed in short-term investments. We believe that this strategy will enable our company to take advantage of opportunities to enhance or expand our existing operations and to acquire additional businesses or assets on favorable terms as and when those opportunities arise. See Note 4 for further discussion of this transaction and the accounting treatment in this quarterly report on Form 10-Q.
Termination of Preferred Stock Rights Agreement by Amendment of Final Expiration Date — Expiration of the Preferred Stock Purchase Rights — On April 23, 2007, the Company’s Board of Directors approved Amendment No. 2 (“Amendment No. 2”) to the Company’s Preferred Stock Rights Agreement, dated June 3, 2004, as previously amended by Amendment No. 1 thereto dated May 25, 2005 (the “Rights Agreement”). Amendment No. 2 accelerates the Final Expiration Date of the Rights Agreement so as to cause the Rights Agreement, as well as the Preferred Stock Purchase Rights (the “Rights”) defined by the Rights Agreement, to expire, terminate and cease to exist at 5:00 p.m., New York time (EST) on May 25, 2007. Amendment No. 2 became effective April 24, 2007.
The Rights Agreement was designed and approved by the Board of Directors to deter coercive tactics by an acquirer in connection with any unsolicited attempt to acquire or take over the Company in a manner or on terms not approved by the Board of Directors. Under the Rights Agreement, any “Acquiring Person” (as defined in the Rights Agreement) was generally precluded from acquiring additional shares of common stock without becoming subject to significant dilution as a result of triggering the dilutive provisions of the Rights Agreement, commonly known as a “poison pill.” Amendment No. 2 will terminate the Rights Agreement on May 25, 2007, thus permitting Acquiring Persons after that date to acquire additional shares of Common Stock of the Company without being subject to such dilution.
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
By focusing on our core businesses we have been able to increase efficiency in our regulated operations and develop attractive projects that now are yielding increased income and dividends for shareholders. The net income for the fiscal quarter ended March 31, 2007 improved 17% over the net income for the same period last year, with a 40% increase in our year-to-date earnings. Our strong balance sheet also allows us to pursue a wider range of attractive opportunities for growth, such as the recently announced acquisition of utilities serving Bangor, Maine and six counties in North Carolina.
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
In July 2006, we entered into an agreement to sell certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital. This sale was approved by the Arizona Corporation Commission on March 13, 2007, and the sale closed on April 1, 2007. We have used the proceeds from this transaction to reduce our outstanding debt, strengthen our balance sheet and invest in short-term commercial paper. We believe that this will enable our company to take advantage of opportunities to enhance or expand our existing operations and to acquire additional businesses or assets on favorable terms as and when those opportunities arise. See the pro forma financial information included in Item 9.01(b) of the Company’s Current Report on Form 8-K/A filed May 14, 2007, which is incorporated herein by reference. Such pro forma financial information may be of use in analyzing potential future effects of the sale of the Company’s Arizona propane business on the Company’s financial position and results of operations by showing how the transaction might have affected historical financial statements if it had been consummated at an earlier time.
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

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2007 and for the three month period ended March 31, 2007. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Income from Discontinued Operations — A portion of the prior year and current year results of Propane operations related to the sale of propane assets have been reclassified as Income from Discontinued Operations. Income from discontinued operations increased by approximately $147,000 due to a combination of higher margins with colder weather, and lower interest costs due to lower short-term borrowings, offset partially by higher operating expenses in the current year primarily due to the expensing of items related to the sale of the propane assets. Income taxes on discontinued operations for the current year were higher than the same quarter last year due to higher pre-tax income in the current year.
Net Income — Net income for the Company consists of income from continuing operations and income from discontinued operations. Propane operations income from continuing operations consists of related party sales from Missouri River Propane (“MRP”) to Energy West Montana — Cascade (“Cascade”), a regulated utility accounted for in the Natural Gas segment of Energy West. The inter-company sales and related cost of sales are eliminated, resulting in the margin for these sales recorded as revenue in the Propane segment. MRP has assets and liabilities, as well as normal costs of doing business, which are all accounted for in the Propane segment. All other assets related to the Propane segment have been sold as of April 1, 2007. As such, the results of operations for the propane assets sold are recorded as income from discontinued operations.
The Company’s income from continuing operations for the quarter ended March 31, 2007 was approximately $1,293,000 compared to income from continuing operations of approximately $1,156,000 in the quarter ended March 31, 2006, an increase of $137,000. This increase was primarily due to higher gross margins in Natural Gas and EWR, lower operating expenses in all segments except Pipeline, and a decrease in interest expense.
Revenues — The Company’s revenues for the quarter ended March 31, 2007 were approximately $21,533,000 compared to approximately $27,575,000 in the quarter ended March 31, 2006, a decrease of $6,042,000. The decrease was primarily attributable to: (1) natural gas revenue decreases of $3,440,000 due to lower prices for natural gas passed through to customers; and (2) EWR revenue decreases of $2,589,000 due to lower index prices and the loss of two large customers.
Cost of Sales — Cost of Sales decreased $6,285,000, from approximately $22,796,000 in the quarter ended March 31, 2006 to approximately $16,511,000 in the quarter ended March 31, 2007. The decrease was primarily attributable to: (1) natural gas cost decreases of $2,676,000 due to lower prices for natural gas passed through to customers; and (2) EWR cost of sale decreases of $3,609,000 due to lower prices and the loss of two large customers.
Gross Margin — Gross margin increased $243,000, from approximately $4,779,000 in the quarter ended March 31, 2006 to approximately $5,022,000 in the quarter ended March 31, 2007.
EWR gross margin increased $87,000 due to new business in our Wyoming market and the renegotiation of expiring contracts on more favorable terms, offset by the loss of two large customers. Natural Gas Operations’ gross margin increased $170,000 primarily due to colder weather. Propane Operations’ gross margin decreased $7,000 primarily due to warmer weather and higher propane prices in the unregulated operations.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased approximately $115,000 in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The reasons for this increase were (1) increases in taxes other than income taxes of $194,000 due to increased property tax expenses (2) increases in maintenance and depreciation of $25,000, and $11,000 respectively; offset by (3) a decrease in distribution, general and administrative expenses of approximately $115,000 due to cost savings measures put into effect during the current fiscal year.

Other Income — Other income decreased by $39,000, from approximately $73,000 in the quarter ended March 31, 2006 to approximately $34,000 in the quarter ended March 31, 2007. Natural Gas other income decreased $33,000 primarily due to service sales and other miscellaneous income in fiscal 2006 not repeated in fiscal 2007. EWR other income decreased $68,000 due to income from the settlement of a contract dispute in fiscal 2006.
Interest Expense — Interest expense decreased by approximately $84,000 during the quarter ended March 31, 2007 from the quarter ended March 31, 2006 due to lower short-term borrowings.
Income Tax Expense — Income tax expense increased approximately $35,000 in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 due to increased pre-tax income.
Nine Months Ended March 31, 2007 Compared To Nine Months Ended March 31, 2006
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2007 and for the nine month period ended March 31, 2007. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Income from Discontinued Operations — A portion of the prior year and current year results of Propane operations related to the sale of propane assets have been reclassified as Income from Discontinued Operations. Income from discontinued operations increased by approximately $99,000 due to a combination of higher margins with colder weather, and lower interest costs due to lower short-term borrowings, offset partially by higher operating expenses in the current year primarily due to the expensing of items related to the sale of the propane assets. Income taxes on discontinued operations for the current year were higher than the same period last year due to higher pre-tax income in the current year.
Net Income — Net income for the Company consists of income from continuing operations and income from discontinued operations. Propane operations income from continuing operations consists of related party sales from MRP to Cascade, a regulated utility accounted for in the Natural Gas segment of Energy West. The inter-company sales and related cost of sales are eliminated, resulting in the margin for these sales recorded as revenue in the Propane segment. MRP has assets and liabilities, as well as normal costs of doing business, which are all accounted for in the Propane segment. All other assets related to the Propane segment have been sold as of April 1, 2007. As such, the results of operations for the propane assets sold are recorded as discontinued operations.
The Company’s income from continuing operations for the nine months ended March 31, 2007 was approximately $2,410,000 compared to income from continuing operation of approximately $1,646,000 for the nine months ended March 31, 2006, an increase of $764,000. The increase in the Company’s income from continuing operations was primarily due to higher gross margins in Natural Gas and EWR, lower operating expenses in all segments except EWD, and a decrease in interest expense. These increases were partially offset by an increase in income tax expense due to higher pretax income, and lower other income.
Revenues — The Company’s revenues for the nine months ended March 31, 2007 were approximately $48,045,000 compared to approximately $63,280,000 in the nine months ended March 31, 2006, a decrease of $15,235,000. The decrease was primarily attributable to natural gas revenue decreases of $9,617,000 due to lower prices for natural gas passed through to customers and lower EWR revenue of $5,596,000 due to a decrease in the valuation of derivative contracts, the lower index prices and the loss of two large customers.
Cost of Sales — Cost of Sales decreased $16,340,000, from approximately $52,044,000 in the nine months ended March 31, 2006 to approximately $35,704,000 in the nine months ended March 31, 2007. The decrease was primarily attributable to: (1) natural gas cost decreases of $10,120,000 due to lower prices for natural gas passed through to customers; and (2) EWR cost of sale decreases of $6,220,000 due to lower prices and the loss of two large customers

Gross Margin — Gross margin increased $1,106,000, from approximately $11,235,000 in the nine months ended March 31, 2006 to approximately $12,341,000 in the nine months ended March 31, 2007. Natural Gas gross margin increased approximately $503,000 due to higher basic charges, an increase in the MPSC allowed recovery of inventory costs, and higher volumes to traditional customers due to colder weather. EWR’s gross margin increased $626,000 due to new business in our Wyoming market and the renegotiation of expiring contracts on more favorable terms, offset by a decrease in mark-to-market revenue and the loss of two large customers. Pipeline gross margin decreased approximately $18,000 due to a decrease in volumes on the Glacier gathering line.
Expenses Other Than Cost of Goods Sold — Expenses other than costs of goods sold decreased approximately $112,000 in the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006. The primary reasons for this decrease were (1) decreases in the Company’s general, administrative and overhead costs of $328,000, offset by (2) increase in maintenance expense of $33,000, (3) increases in taxes other than income taxes of $161,000, and (4) an increase in depreciation of $22,000.
Other Income — Other income decreased by $160,000, from approximately $332,000 in the nine months ended March 31, 2006 to approximately $172,000 in the nine months ended March 31, 2007. Natural Gas other income decreased $132,000 primarily due to service sales and other miscellaneous income in fiscal 2006 not repeated in fiscal 2007. EWR other income decreased $29,000 due to income generated from settlement of a contract dispute during the nine months ended March 31, 2006.
Interest Expense — Interest expense decreased approximately $136,000 during the nine months ended March 31, 2007 from the nine months ended March 31, 2006 due to lower short-term borrowings.
Income Tax Expense — Income tax expense increased approximately $430,000 in the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006 due to increased pretax income in the current fiscal year.
Operating Results of our Natural Gas Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Natural Gas Operations	2007	2006	2007	2006

Operating revenues	$17,917,310	$21,357,055	$38,243,199	$47,859,970
Gas purchased	13,754,736	17,363,628	28,028,269	38,147,915

Gross margin	4,162,574	3,993,427	10,214,930	9,712,055
Operating expenses	2,425,034	2,354,793	6,928,353	6,936,275

Operating income	1,737,540	1,638,634	3,286,577	2,775,780
Other income	33,614	67,312	171,982	303,255

Income before interest and taxes	1,771,154	1,705,946	3,458,559	3,079,035
Interest (expense)	(342,923)	(407,912)	(1,053,575)	(1,138,522)

Income before income taxes	1,428,231	1,298,034	2,404,984	1,940,513
Income tax (expense)	(493,947)	(473,902)	(846,756)	(699,098)

Net income	$934,284	$824,132	$1,558,228	$1,241,415

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
Natural Gas Revenues and Gross Margins — The Natural Gas Operations’ operating revenues in the quarter ended March 31, 2007 decreased to approximately $17,917,000 from approximately $21,357,000 in the quarter ended March 31, 2006. This $3,440,000 decrease was primarily due to lower gas costs passed through to customers.
Gas purchases in Natural Gas Operations decreased by $3,609,000, from approximately $17,364,000 in the quarter ended March 31, 2006 to approximately $13,755,000 in the quarter ended March 31, 2007. The decrease in gas cost reflects lower commodity prices during the current fiscal year.

Gross margin was approximately $4,163,000 for the quarter ended March 31, 2007 compared to approximately $3,993,000 in the quarter ended March 31, 2006. The increase of $169,000, or slightly more than 4%, is due to a 3.6% increase in volume in the current quarter over the same quarter last year.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses were approximately $2,425,000 for the quarter ended March 31, 2007 as compared to approximately $2,355,000 for the quarter ended March 31, 2006. The $70,000 reduction is due to a $154,000 decrease in payroll and other general and administrative expenses resulting from the implementation of cost-saving measures, offset by increases in taxes other than income of $193,000, increased depreciation charges of $6,000, and increased maintenance charges of $25,000. During the current fiscal year, a severance package resulted in the shifting of salary expense to overhead expense.
Natural Gas Other Income — Other income decreased by $33,000, from approximately $67,000 in the quarter ended March 31, 2006 to approximately $34,000 in the quarter ended March 31, 2007. This was due primarily to service sales and other miscellaneous income in fiscal 2006 that were not repeated in fiscal 2007.
Natural Gas Interest Expense — Interest expense is approximately $65,000 lower in the current year third quarter compared to prior year third quarter primarily due to lower short-term borrowings.
Natural Gas Income Tax Expense — Tax expense is approximately $20,000 higher in the current year third quarter compared to prior year third quarter due to higher pretax income.
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
Natural Gas Revenues and Gross Margins — The Natural Gas Operations’ operating revenues in the nine months ended March 31, 2007 decreased to approximately $38,243,000 from approximately $47,860,000 in the nine months ended March 31, 2006. This $9,617,000 decrease was primarily due to lower gas costs passed through to customers during the current fiscal year.
Gas purchases in Natural Gas Operations decreased by $10,120,000, from approximately $38,148,000 in the nine months ended March 31, 2006 to approximately $28,028,000 in the nine months ended March 31, 2007. The decrease in gas cost reflects lower commodity prices during the current fiscal year.
Gross margin was approximately $10,215,000 for the nine months ended March 31, 2007 compared to approximately $9,712,000 in the nine months ended March 31, 2006. The increase of $503,000 is primarily due to a $124,000 increase in the MPSC allowed recovery of inventory costs, and a $134,000 increase in basic charge from the restructuring of rates. Total volumes were about 1% higher this year than last year, resulting in a slight increase in margin due to this higher volume.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses were approximately $6,928,000 for the nine months ended March 31, 2007 as compared to approximately $6,936,000 for the nine months ended March 31, 2006. The $8,000 reduction is due to a $234,000 decrease in payroll and other general and administrative expenses resulting from the implementation of cost-saving measures. These savings were offset by $171,000 in higher taxes other than income taxes primarily from an increase in property tax expense, and $7,000 and $16,000 in maintenance and depreciation expenses, respectively.
Natural Gas Other Income — Other income decreased by $131,000, from approximately $303,000 in the nine months ended March 31, 2006 to approximately $172,000 in the nine months ended March 31, 2007. This was due primarily to service sales in Great Falls and other miscellaneous income in fiscal 2006 that were not repeated in fiscal 2007.
Natural Gas Interest Expense — Interest expense is approximately $85,000 lower in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 primarily due to lower short-term borrowings.
Natural Gas Income Tax Expense — Tax expense increased approximately $148,000 in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 due to higher pretax income.

Operating Results of our Propane Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Propane Operations	2007	2006	2007	2006

Operating revenues	$17,062	$24,244	$31,829	$37,254
Gas purchased	—	—	—	—

Gross margin	17,062	24,244	31,829	37,254
Operating expenses	11,399	12,860	34,710	41,212

Operating income	5,663	11,384	(2,881)	(3,958)
Other income	—	—	—	—

Income before interest and taxes	5,663	11,384	(2,881)	(3,958)

Interest (expense)	(743)	(1,054)	(2,426)	(3,383)

Income (loss) before income taxes	4,920	10,330	(5,307)	(7,341)
Income tax (expense) benefit	(1,911)	(3,999)	2,018	2,805

Income/(loss) from continuing operations	3,009	6,331	(3,289)	(4,536)

Discontinued operations:
Income from discontinued operations	1,040,057	811,294	972,861	816,607
Income tax	(403,747)	(321,619)	(378,484)	(321,516)

Income from discontinued operations	636,310	489,675	594,377	495,091

Net Income	$639,319	$496,006	$591,088	$490,555

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
Propane revenues from continuing operations consist of related party sales from MRP to Cascade, a regulated utility accounted for in the Natural Gas segment of Energy West. These inter-company sales and related cost of sales are eliminated, resulting in the margin for these sales recorded as revenue in the Propane segment. All other assets related to the Propane segment have been sold as of April 1, 2007. As such, the results of operations for the propane assets sold are recorded as income from discontinued operations.
Propane Revenue and Gross Margins — Propane operations’ revenues and margin decreased $7,000, from approximately $24,000 for the quarter ended March 31, 2006 to approximately $17,000 for the quarter ended March 31, 2007 as a result of lower propane prices passed through to our affiliated company.
Propane Operating Expenses — Operating expenses were approximately $13,000 in the quarter ended March 31, 2006 compared to approximately $11,000 in the quarter ended March 31, 2007. This decrease of $2,000 is due to lower general and administrative costs of $2,000.
Propane Interest Expense — Interest expense remained relatively constant at approximately $1,000, decreasing slightly due to lower short-term borrowings.
Propane Income Tax Expense — Income tax expense decreased by $2,000, due to lower pretax income.
Income from Discontinued Operations — A portion of the prior year and current year results of operations related to the Arizona Propane assets and related business operations that have been sold effective April 1, 2007, have been reclassified as Income from Discontinued Operations (see Item 1 — Financial Statements, Note 11 — Subsequent Events, Asset Purchase Agreement). Net Income from discontinued operations increased by approximately $147,000 for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 due to a combination of higher margins with colder weather, and lower interest costs due to lower short-term borrowings, offset partially by higher operating expenses in the current year primarily due to the expensing of items related to the sale of the propane assets. Income taxes on discontinued operations for the current year were higher than the same quarter last year due to higher pre-tax income in the current year.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
Propane Revenue and Gross Margins — Propane Operations’ revenues and margin decreased $5,000, from approximately $37,000 for the nine months ended March 31, 2006 to approximately $32,000 for the nine months ended March 31, 2007 as a result of lower propane prices passed through to our affiliated company.
Propane Operating Expenses — Operating expenses were approximately $41,000 in the nine months ended March 31, 2006 compared to approximately $35,000 in the nine months ended March 31, 2007. This decrease of $6,000 is due to a decrease in general and administrative costs of $7,000 offset by an increase in taxes other than income taxes of $1,000.
Propane Interest Expense — Interest expense decreased by approximately $1,000, primarily due to lower short-term borrowings.
Propane Income Tax Benefit — Income tax benefit was approximately $3,000 in the nine months ended March 31, 2006, compared to an income tax benefit of approximately $2,000 in the nine months ended March 31, 2007 due to higher pretax loss in fiscal year 2006.
Income from Discontinued Operations —A portion of the prior year and current year results of operations related to the Arizona Propane assets and related business operations that have been sold effective April 1, 2007, have been reclassified as Income from Discontinued Operations (see Item 1 — Financial Statements, Note 11 — Subsequent Events, Asset Purchase Agreement). Net Income from discontinued operations increased by approximately $99,000 in the first nine months of the current fiscal year compared to the same period last year due to a combination of higher margins with colder weather, and lower interest costs due to lower short-term borrowings. These savings were partially offset by higher operating expenses in the current year primarily due to the expensing of items related to the sale of the propane assets. Income taxes on discontinued operations for the current year were higher than the same period last year due to higher pre-tax income in the current year.

Operating Results of our EWR Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Energy West Resources ("EWR")	2007	2006	2007	2006

Operating revenues	$3,504,229	$6,093,338	$9,476,817	$15,071,222
Gas purchased	2,756,280	5,432,770	7,675,841	13,896,435

Gross margin	747,949	660,568	1,800,976	1,174,787
Operating expenses	123,605	140,368	359,559	538,894

Operating income	624,344	520,200	1,441,417	635,893
Other income (expense)	0	6,105	(20)	28,504

Income before interest and taxes	624,344	526,305	1,441,397	664,397

Interest (expense)	(31,728)	(46,133)	(106,427)	(146,966)

Income before income taxes	592,616	480,172	1,334,970	517,431
Income tax (expense)	(228,299)	(184,881)	(515,196)	(198,904)

Net income	$364,317	$295,291	$819,774	$318,527

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
EWR Revenues and Gross Margins — Revenues decreased $2,589,000 from approximately $6,093,000 in the quarter ended March 31, 2006 to approximately $3,504,000 in the quarter ended March 31, 2007. The majority of this change is caused by the decrease in retail gas revenues of approximately $2,478,000. Approximately $1,071,000 of this decrease is due to the loss of two large customers, with the remainder caused by lower index prices.
EWR’s third quarter fiscal year 2007 gross margin of approximately $748,000 represents an increase of $87,000 from the gross margin of approximately $661,000 earned in the third quarter of fiscal year 2006. This increase is due primarily to new business in our Wyoming market and the renegotiation of expiring contracts on more favorable terms, offset by the loss of the two large customers.
EWR Operating Expenses — Operating expenses decreased approximately $16,000, from approximately $140,000 for the third ended March 31, 2006 to approximately $124,000 for the quarter ended March 31, 2007. This decrease is due primarily to a reduction in general and administrative of $22,000, offset by an increase in depreciation of $5,000.
EWR Other Income — Other income decreased by approximately $6,000 due to income from the settlement of a contract dispute in the quarter ended March 31, 2006.
EWR Interest Expense — Interest expense decreased approximately $14,000 due to lower short-term borrowings.
EWR Income Tax Expense — Tax expense increased due to increased pretax income in the quarter ended March 31, 2007.
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
EWR Revenues and Gross Margins — Revenues decreased $5,594,000 from approximately $15,071,000 in the nine months ended March 31, 2006 to approximately $9,477,000 in the nine months ended March 31, 2007. Mark-to-market revenues decreased by $156,000 due to the lower index prices for natural gas in the first nine months of fiscal 2007 versus the first nine months of fiscal 2006. Retail gas revenues decreased by $5,422,000. Approximately $1,954,000 of this decrease is due to the loss of two large customers, with the remaining decrease due to lower index prices.

Gross margin increased $626,000 from approximately $1,175,000 in the first nine months of fiscal 2006 to approximately $1,801,000 in the first nine months of fiscal 2007. Gross margin from gas production increased by $235,000 due to renegotiation of contracts from low fixed prices to an index based price. Gross margin from retail gas sales increased by $567,000 due to new business in our Wyoming market and the re-negotiation of expiring contracts on more favorable terms. These increases are offset by the $156,000 decrease in mark-to-market revenue mentioned above and the loss of two large customers.
EWR Operating Expenses — Operating expenses in EWR decreased $179,000, from approximately $539,000 for the first nine months of fiscal 2006 to approximately $360,000 for the first nine months of fiscal 2007. Approximately $115,000 of this savings is due to a wrongful termination settlement expensed in the first quarter of fiscal 2006. The remainder includes reductions in depreciation, taxes other than income taxes, and general administrative expenses.
EWR Other Income— Other income decreased approximately $28,000 due to income from the settlement of a contract dispute in the quarter ended March 31, 2006.
EWR Interest Expense — Interest expense decreased approximately $41,000 due to a decrease in short-term borrowings.
EWR Income Tax Expense — Tax expense increased due to increased pretax income.
Operating Results of our Pipeline Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Pipeline Operations	2007	2006	2007	2006

Operating revenues	$94,086	$100,340	$293,277	$311,087
Gas purchased	—	—	—	—

Gross margin	94,086	100,340	293,277	311,087
Operating expenses	103,119	40,021	211,862	129,635

Operating income	(9,033)	60,319	81,415	181,452
Other income	—	—	—	—

Income before interest and taxes	(9,033)	60,319	81,415	181,452

Interest (expense)	(6,929)	(10,994)	(23,800)	(33,853)

Income before income taxes	(15,962)	49,325	57,615	147,599
Income tax (expense)	7,355	(18,972)	(22,155)	(56,783)

Net income/(loss)	$(8,607)	$30,353	$35,460	$90,816

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
Pipeline Revenues and Gross Margins — Pipeline revenue consists of gathering revenue from the Glacier line and capacity charge revenue on the Shoshone line. Both pipelines are located in Montana and Wyoming.
Pipeline Operations’ gross margin decreased by approximately $6,000 in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 due to lower volumes in the current fiscal year.
Pipeline Operating Expenses — Operating expenses increased approximately $63,000 due to an increase of various general and administrative costs including costs of auditing the FERC regulated Shoshone pipeline, and the expensing of rate case costs previously deferred.

Pipeline Interest Expense — Interest expense decreased approximately $4,000 due to a decrease in short-term borrowings
Pipeline Income Tax Expense — Income tax expense decreased approximately $26,000, with expense of approximately $19,000 in the third quarter of fiscal year 2006 compared to a tax benefit of approximately $7,000 in the third quarter of fiscal year 2007 due to lower pretax income.
Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006
Pipeline Revenues and Gross Margins —Pipeline Operations’ margin decreased approximately $18,000 due a decrease in gathering volumes on the Glacier gathering line.
Pipeline Operating Expenses — Operating expenses increased approximately $82,000 due to an increase of various general and administrative costs including costs of auditing the FERC regulated Shoshone pipeline, and the expensing of rate case costs previously deferred.
Pipeline Interest Expense — Interest expense decreased approximately $10,000 due to a decrease in short-term borrowings.
Pipeline Income Tax Expense — Income tax expense decreased approximately $35,000 due to a lower pretax income in the nine months ended March 31, 2007.
Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. We finance our capital expenditures on an interim basis through our $20,000,000 credit facility with LaSalle Bank, shown as line of credit on the accompanying Balance Sheets. Our use of the LaSalle Credit Facility decreased to $0 at March 31, 2007, compared with $1,490,000 at March 31, 2006. This $1,490,000 improvement in our line of credit is primarily due to increased net income, and decreased receivables and inventories.
We periodically repay our short-term borrowings under the LaSalle Credit Facility by using the net proceeds from the sale of long-term debt and equity securities. In July 2006, we entered into an agreement to sell certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital. This sale closed on April 1, 2007. We used part of the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet, and deposited the remaining in short-term investments. We believe that this will enable our company to take advantage of opportunities to enhance or expand our existing operations and to acquire additional businesses or assets on favorable terms as and when those opportunities arise.
Long-term debt decreased to approximately $15,218,000 at March 31, 2007, compared with approximately $18,270,000 at March 31, 2006. This $3,052,000 decrease resulted primarily from the scheduled principal payments of $515,000 on the Series 1993 notes, $105,000 on the Series 1992B notes and $433,000 on the term loan as provided for in the debt agreements. An additional $2,000,000 was paid in March 2007 on the 2004 term note.

Cash decreased approximately $492,000 from June 30, 2006 to March 31, 2007, compared with the approximate $391,000 increase in cash from June 30, 2005 to March 31, 2006, as shown in the following table:

	March 31,
	2007	2006

Cash provided by operating activities	$4,018,809	$4,556,173
Cash (used in) investing activities	(1,623,584)	(1,099,073)
Cash (used in) financing activities	(2,887,099)	(3,065,676)

Increase/(decrease) in cash	$(491,874)	$391,424

Cash provided by operating activities was approximately $537,000 lower in the nine months ended March 31, 2007, than the nine months ended March 31, 2006. This was due to an increase in net income of $863,000 offset by overall increase in other assets net of liabilities of $1,400,000.
Cash used in investing activities was approximately $525,000 higher in the nine months ended March 31, 2007, than the nine months ended March 31, 2006. This was due primarily to increased construction expenditures of $485,000 and reduced receipts from cash received from long term notes receivable of $175,000, offset by increases in cash received for contributions in aid of constructions and advances for construction of $135,000.
Cash used in financing activities was approximately $179,000 less in the nine months ended March 31, 2007 than in the nine months ended March 31, 2006 due to increased dividends paid of $809,000, increased payment of long-term debt of $1,988,000, offset by proceeds from the sale of stock of $566,000 and decreased net payments on the line of credit of $2,410,000. The decreased net payments on the line of credit were due to lower borrowings in the current year.
Liquidity And Capital Resources
In July 2006, we entered into an agreement to sell certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital. This sale closed on April 1, 2007. We used part of the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet, and deposited the remaining in short-term investments.
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
Effective November 27, 2006, our company and LaSalle Bank extended and amended the LaSalle Credit Facility. The Sixth Amendment provides for (i) an extension of the revolving line of credit until November 26, 2007; (ii) an increase in the commitment amount of the revolving line of credit from $15 million to $20 million; and (iii) a reduction in the interest rate calculations that we currently use for the term loan and line of credit under the LaSalle Credit Facility. The term loan had an outstanding balance of $2.8 million at March 31, 2007. Borrowings under the LaSalle Credit Facility are secured by liens on substantially all of our assets. Our obligations under certain other notes and industrial development revenue obligations are secured on an equal and ratable basis with LaSalle Bank in the collateral granted to secure the borrowings under the LaSalle Credit Facility with the exception of the first $1.0 million of debt under the LaSalle Credit Facility.

The following table represents borrowings under the LaSalle Credit Facility for each of the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended June 30, 2007
Minimum borrowing	$—	$2,900,000	$—
Maximum borrowing	$2,900,000	$6,200,000	$3,502,000
Average borrowing	$282,000	$4,384,000	$392,000

Year Ended June 30, 2006
Minimum borrowing	$3,100,000	$5,200,000	$—	$—
Maximum borrowing	$5,200,000	$12,250,000	$12,050,000	$—
Average borrowing	$4,167,000	$9,489,000	$5,619,000	$—

Year Ended June 30, 2005
Minimum borrowing	$7,729,000	$12,688,000	$3,500,000	$2,700,000
Maximum borrowing	$13,129,000	$14,629,000	$13,929,000	$3,900,000
Average borrowing	$10,196,000	$13,982,000	$8,110,000	$3,167,000

Year Ended June 30, 2004
Minimum borrowing	$6,105,000	$12,102,000	$9,229,000	$4,729,000
Maximum borrowing	$8,602,000	$12,629,000	$13,229,000	$6,729,000
Average borrowing	$7,482,000	$12,277,000	$10,563,000	$5,563,000
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
At March 31, 2007, we had approximately $1,148,000 of cash on hand. In addition, at March 31, 2007, we had no borrowings under the LaSalle Credit Facility. Our short-term borrowings under our lines of credit during the first nine months of fiscal 2007 had a daily weighted average interest rate of 8.56% per annum. At March 31, 2007, we had no outstanding letters of credit related to electricity and gas purchase contracts. We had net availability at March 31, 2007, of $20,000,000 under the LaSalle Credit Facility revolving line of credit. At March 31, 2007, we were in compliance with the financial covenants under the LaSalle Credit Facility.
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
The total amount outstanding under all of our long-term debt obligations was approximately $16.3 million and $19.3 million at March 31, 2007, and March 31, 2006, respectively. The portion of such obligations due within one year was approximately $1,060,000 and $1,023,000 at March 31, 2007, and March 31, 2006, respectively.

Contractual Obligations
Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. On August 9, 2004, we entered into a fixed-for-floating interest rate swap transaction on our five-year floating interest rate term note. If we were to designate it as a hedge this transaction would qualify as a fair value hedge under SFAS No. 133. We have elected not to designate it as a hedge and have not recorded it as a fair value hedge. At March 31, 2007, the fair value of the interest rate swap was $45,107. This amount is recorded as a derivative asset on the accompanying financial statements.
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on March 31, 2007.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years

Interest payments (a)	$5,926,246	$1,400,843	$2,016,920	$1,783,308	$725,175

Long Term Debt (b)	16,278,333	1,060,000	3,263,333	275,000	11,680,000

Operating Lease Obligations	119,880	90,624	29,256	—	—

Transportation and Storage Obligation (c)	12,476,190	4,313,306	8,162,884	—	—

Total Obligations	$34,800,649	$6,864,773	$13,472,393	$2,058,308	$12,405,175

(a)	Our long-term debt, notes payable and customers’ deposits all require interest payments. Interest payments are projected based on debt service schedules provided at debt issuance.

(b)	Represents long-term debt outstanding under the LaSalle Credit Facility and the Long-Term Notes and Bonds. The cash obligations represent the maximum annual amount of redemptions to be made to certain holders or their beneficiaries through the debt maturity date.

(c)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.
Contracts Accounted For At Fair Value
Management of Risks Related to Derivatives — Our Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counterparty performance. We have established policies and procedures to manage such risks. We have a Risk Management Committee (RMC), comprised of company officers and management to oversee our risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counterparty credit risks, and other risks related to the energy commodity business.
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
As of March 31, 2007, these agreements were reflected on our consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities

Contracts maturing during fiscal year 2007	$62,868	$63,039
Contracts maturing during fiscal years 2008 and 2009	45,107	—

Total	$107,975	$63,039

Regulated Operations — In the case of our regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures approved by the public service regulatory commissions of the States of Montana and Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases”, pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
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

ENERGY WEST, INCORPORATED
/s/ Wade F. Brooksby
Wade F. Brooksby
May 14, 2007	Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002