Form 10-Q
period 2007-09-30
ENERGY WEST INC
filed 2007-11-14
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           ☐ Yes       ☑ No
The number of shares outstanding of the registrant’s common stock as of November 9, 2007 was 2,857,952 shares.
As used in this Form 10-Q, the terms “company”, “Energy West”, “Registrant”, “we”, “us”, and “our” mean Energy West, Incorporated and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of September 30, 2007.

ENERGY WEST, INCORPORATED
INDEX TO FORM 10-Q

Page No.
Part I — Financial Information

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2007, September 30, 2006 and June 30, 2007	3

Condensed Consolidated Statements of Operations - three months ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows - three months ended September 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	26

Item 4 – Controls and Procedures	27

Part II – Other Information

Item 6 – Exhibits	27

Signatures
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS.

ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 2007 AND 2006, AND JUNE 30, 2007

	September 30,		June 30,
	(unaudited)		(audited)
	2007	2006	2007
ASSETS
Current Assets:
Cash	$1,448,603	$463,404	$7,010,020
Accounts and notes receivable less $81,867, $265,239 and $64,054, respectively, allowance for bad debt	2,560,927	3,254,429	3,532,083
Unbilled gas	747,467	973,013	649,939
Derivative assets	43,870	81,646	57,847
Natural gas and propane inventories	8,633,115	9,789,852	5,474,309
Materials and supplies	428,417	461,820	377,296
Prepayments and other	397,723	258,178	142,964
Income tax receivable	438,466	410,976	162,432
Recoverable cost of gas purchases	1,197,542	—	307,899
Deferred tax asset	—	—	53,370
Assets held for sale	—	12,089,040	—

Total current assets	15,896,130	27,782,358	17,768,159

Property, Plant and Equipment, Net	30,792,443	30,062,503	30,473,991

Deferred Charges	3,003,029	3,977,462	3,031,425
Other Investments	766,113	—	—
Other Assets	700,972	333,778	560,463

TOTAL ASSETS	$51,158,687	$62,156,101	$51,834,038

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Accounts payable	$2,977,079	$4,655,217	$4,543,525
Current portion of long-term debt	—	1,090,709	—
Line of credit	—	2,900,000	—
Derivative liabilities	44,040	21,778	58,018
Deferred income taxes	225,731	2,937	—
Accrued and other current liabilities	4,205,536	4,582,892	3,092,726
Recoverable cost of gas purchases		398,349
Liabilities held for sale	—	1,305,207	—

Total current liabilities	7,452,386	14,957,089	7,694,269

Other Obligations:
Deferred income taxes	4,511,474	6,295,292	4,585,170
Deferred investment tax credits	265,893	286,955	271,158
Other long-term liabilities	4,021,496	4,340,676	3,987,731

Total	8,798,863	10,922,923	8,844,059

Long-Term Debt	13,000,000	17,495,000	13,000,000

Commitments and Contingencies (see note 12)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 5,000,000 shares authorized, 2,856,386, 2,946,677 and 2,859,104 shares outstanding at September 30, 2007 and 2006, and June 30, 2007 respectively	428,260	442,002	428,866
Capital in excess of par value	6,078,147	7,738,599	6,082,159

Retained earnings	15,401,031	10,600,488	15,784,685

Total stockholders’ equity	21,907,438	18,781,089	22,295,710

TOTAL CAPITALIZATION	34,907,438	36,276,089	35,295,710

TOTAL LIABILITIES AND CAPITALIZATION	$51,158,687	$62,156,101	$51,834,038

The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended
	September 30,
	(unaudited)
	2007	2006
REVENUES:
Natural gas operations	$5,021,222	$5,728,002
Gas and electric—wholesale	2,378,688	2,628,955
Pipeline operations	93,465	99,438

Total revenues	7,493,375	8,456,395

EXPENSES:
Gas purchased	2,831,652	3,528,698
Gas and electric—wholesale	1,986,336	2,169,594

Total cost of sales	4,817,988	5,698,292

GROSS MARGIN	2,675,387	2,758,103
Distribution, general, and administrative	1,602,981	1,548,870
Maintenance	154,418	122,731
Depreciation and amortization	432,689	429,485
Taxes other than income	367,895	330,546

Total expenses	2,557,983	2,431,632

OPERATING INCOME	117,404	326,471
OTHER INCOME	87,750	60,966
INTEREST EXPENSE	(200,243)	(376,311)

INCOME FROM CONTINUING OPERATONS BEFORE INCOME TAX EXPENSE	4,911	11,126
INCOME TAX BENEFIT (EXPENSE)	69,898	(6,329)

INCOME FROM CONTINUING OPERATIONS	74,809	4,797

DISCONTINUED OPERATIONS:
Loss from discontiued operations	—	(322,710)
Income tax benefit	—	123,405

LOSS FROM DISCONTINUED OPERATIONS	—	(199,305)

NET INCOME (LOSS)	$74,809	$(194,508)

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.03	$0.00
Income (loss) from discontinued operations	$—	$(0.07)

	$0.03	$(0.07)
DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from continuing operations	$0.03	$0.00
Income (loss) from discontinued operations	$—	$(0.07)

	$0.03	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,855,065	2,939,534
Diluted	2,892,215	2,939,534
The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended
	September
	(unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$74,809	$(194,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, including deferred charges and financing costs	489,931	581,691
Derivative assets	13,977	56,219
Derivative liabilities	(13,978)	(20,886)
Deferred gain	(61,381)	(61,380)
Investment tax credit	(5,265)	(5,265)
Deferred income taxes	205,405	(217,796)
Changes in assets and liabilities:
Accounts and notes receivable	873,628	464,473
Natural gas and propane inventories	(3,158,806)	(4,931,253)
Accounts payable	(1,682,048)	1,083,160
Recoverable/refundable cost of gas purchases	(889,643)	477,860
Prepayments and other	(254,759)	3,586
Net assets held for sale		50,495
Other assets & liabilities	774,543	(620,049)

Net cash used in operating activities	(3,633,587)	(3,333,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(785,761)	(634,561)
Other investments	(766,113)	—
Customer advances received for construction	48,506	160,798
Increase (decrease) from contributions in aid of construction	38,619	(1,739)

Net cash used in investing activities	(1,464,749)	(475,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(77,504)
Proceeds from lines of credit	—	2,900,000
Repurchase of common stock	(145,892)
Sale of common stock	141,274	106,138
Dividends paid	(458,463)	(295,653)

Net cash provided by (used in) financing activities	(463,081)	2,632,981

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,561,417)	(1,176,174)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,010,020	1,639,578

End of period	$1,448,603	$463,404

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Energy West, Incorporated is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. We were originally incorporated in Montana in 1909. We currently have four reporting segments:

•	Natural Gas Operations	Distributes approximately 6.4 billion cubic feet of natural gas to approximately 34,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, and Cody, Wyoming. The approximate population of the service territories is 94,000.

•	Marketing Operations	Markets approximately 1.6 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manages midstream supply and production assets for transportation customers and utilities through its subsidiary, Energy West Resources (“EWR”). EWR has an ownership interest in 165 natural gas producing wells and gas gathering assets. Missouri River Propane (“MRP”), our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in Propane Operations. It is now being reported in marketing operations.

In addition, during the first quarter of fiscal year 2008, EWR invested in 26.7% of the membership interests of Kykuit Resources, LLC (“Kykuit”), a developer and operator of oil, gas and mineral leasehold estates located in Montana. The equity method of accounting is used to account for income and losses from this investment. There was no material gain or loss in the first quarter of fiscal year 2008.

•	Pipeline Operations (EWD)	Owns the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming. Certain natural gas producing wells owned by our pipeline operations are being managed and reported under its marketing operations.

•	Propane Operations (Discontinued Operations)	Annually distributed approximately 5.4 million gallons of propane to approximately 8,000 customers through utilities operating underground vapor systems in and around Payson, Pine, and Strawberry, Arizona and retail distribution of bulk propane to approximately 2,300 customers in the same Arizona communities. The Arizona assets were sold during fiscal year 2007, and the results of operations for the propane assets related to this sale have been reclassified as income from discontinued operations. The associated assets and liabilities are shown on the consolidated balance sheet as “Assets held for sale” and “Liabilities held for sale”. See Note 4. MRP, our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in propane operations. It is now being reported in its marketing operations.

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
During the first three months of fiscal 2008, the Company has not entered into any new contracts requiring mark-to-market accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). However, existing derivatives as of September 30, 2007 were reflected on the Company’s consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities
Contracts maturing during fiscal year 2009	$43,870	$44,040

Natural Gas and Propane Operations — In the case of the Company’s regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming and Arizona. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases” pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of September 30, 2007, the Company’s regulated operations have no contracts meeting the mark-to-market accounting requirements.

NOTE 2 – INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended
	September 30
	(unaudited)
	2007	2006
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$1,670	$3,783
State income tax expense, net of federal tax expense	229	519
Amortization of deferred investment tax credits	(5,265)	(5,265)
Other	(66,533)	7,292

Total income tax expense (benefit) from continuing operations	(69,899)	6,329

Income tax from discontinued operations:
Tax benefit at statutory rate of 34%	—	(105,939)
State income tax benefit, net of federal tax benefit	—	(14,520)
Other	—	(2,946)

Total income tax benefit from discontinued operations	—	(123,405)

Total income tax benefit	$(69,899)	$(117,076)

Other tax benefit for fiscal year 2008 includes an adjustment for prior year actual tax expense from amounts that had been estimated and accrued.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation, which for us is our fiscal year commencing July 1, 2007. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. During the first quarter of 2007, no adjustments were recognized for uncertain tax positions.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax benefits were accrued at September 30, 2007.
The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions in which we operate, although no material changes to unrecognized tax positions are expected within the next twelve months.
NOTE 3 — LINES OF CREDIT AND LONG-TERM DEBT
We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used the working capital line of credit portion of the credit facility with LaSalle Bank, N.A. (“LaSalle”). We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.

On June 29, 2007, the Company replaced its existing credit facility and long-term notes with a new $20.0 million revolving credit facility with LaSalle, and issued $13.0 million of 6.16% Senior unsecured notes. The prior LaSalle credit facility had been secured, on an equal and ratable basis with our previously outstanding long-term debt, by substantially all of our assets.
LaSalle Line of Credit — On June 29, 2007, the Company established its new five-year unsecured credit facility with LaSalle, replacing a previous $20 million one-year facility with LaSalle which was scheduled to expire in November 2007. The new credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by the Company.
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, the Company authorized the sale of $13.0 million aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $400,000 in new debt issue costs to be amortized over the life of the new note.
Debt Covenants — The Company’s 6.16% Senior Unsecured Note and LaSalle credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At September 30, 2007, the Company believes it is in compliance with the financial covenants under its new debt agreements, and was in compliance with its’ existing covenants at September 30, 2006.
At September 30, 2007, the Company had approximately $1.4 million of cash on hand. In addition, at September 30, 2007, the Company had no borrowings under the LaSalle Facility revolving line of credit. The Company’s net availability at September 30, 2007, was $20.0 million under the LaSalle Facility revolving line of credit.
The total amount outstanding under all of the Company’s long-term debt obligations was $13.0 million and approximately $17.5 million at September 30, 2007, and September 30, 2006, respectively. The portion of such obligations due within one year was $0 and $1.1 million at September 30, 2007, and September 30, 2006, respectively.
NOTE 4 – DISCONTINUED OPERATIONS
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
SemStream purchased only the assets and business operations of our Company and EWP that pertain to the Business within the state of Arizona, and that also pertain to the Energy West Propane – Arizona division of our company and/or EWP (collectively, the “Arizona Assets”). Pursuant to the Asset Purchase Agreement, SemStream paid a cash purchase price of $15.0 million for the Arizona Assets, plus final working capital adjustments of approximately $3.0 million.
The assets and liabilities of the discontinued operations are presented separately under the captions “Assets Held for Sale” and “Liabilities Held for Sale”, respectively, in the accompanying Balance Sheets at September 30, 2006 and consist of the following:

Assets and Liablilities Held for Sale

September 30, 2006
(unaudited)
Assets held for sale:
Accounts receivable	$333,541
Unbilled gas	340,419
Propane inventory	591,957
Materials and supplies	133,451
Prepayments	304,684
Recoverable cost of gas purchases	1,166,928
Property, plant and equipment, net	9,218,060

Total assets held for sale	12,089,040
Liablilities held for sale:
Accounts payable	139,355
Other current liabilities	518,855
Contributions in aid of construction	646,997

Total liabilities held for sale	1,305,207

Net assets held for sale	$10,783,833

The following table details the line item “Income from Discontinued Operations” that appears on the face of the Statements of Operations for the three-month period ending September 30, 2006, as well as for the Propane Operations data appearing in Item 2.

September 30, 2006
(unaudited)
DISCONTINUED OPERATIONS:
REVENUES:
Propane operations	$1,173,864
COST OF SALES:
Gas purchased	732,271

GROSS MARGIN	441,593
EXPENSES:
Distribution, general, and administrative	506,898
Maintenance	17,457
Depreciation and amortization	120,707
Taxes other than income	36,762

Total expenses	681,824

OPERATING LOSS	(240,231)
OTHER INCOME	17,247
INTEREST (EXPENSE)	(99,726)

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(322,710)
INCOME TAX BENEFIT	123,405

LOSS FROM DISCONTINUED OPERATIONS	$(199,305)

NOTE 5 — DEFERRED CHARGES
Deferred Charges consist of the following:

	Three Months Ended		Year Ended
	September 30,		June 30,
	(unaudited)		(audited)
	2007	2006	2007
Regulatory asset for property taxes	$1,937,060	$2,244,939	$2,013,623
Regulatory asset for income taxes	452,645	458,753	452,646
Regulatory asset for deferred environmental remediation costs	242,080	324,989	247,617
Other regulatory assets	—	19,965	—
Unamortized debt issue costs	371,245	928,816	317,539

Total	$3,003,030	$3,977,462	$3,031,425

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
We and our consultants worked with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve those standards. Although the MDEQ has not established guidance respecting the attainment of a technical waiver, the U.S. Environmental Protection Agency (the “EPA”) has developed such guidance. The EPA guidance lists factors that render remediation technically impracticable. We have filed with the MDEQ a request for a waiver from complying with certain standards.
At September 30, 2007, we had incurred cumulative costs of approximately $2.1 million in connection with our evaluation and remediation of the site. On May 30, 1995, we received an order from the Montana Public Service Commission (“MPSC”) allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of September 30, 2007, we had recovered approximately $1.9 million through such surcharges. As of September 30, 2007, the cost remaining to be recovered through the on-going rate is $242,000.
We are required to file with the MPSC every two years for approval to continue the recovery of these costs through a surcharge. During fiscal 2007, the MPSC approved the continuation of the recovery of these costs with its order dated May 15, 2007.
Derivative Contingencies — Among the risks involved in natural gas marketing is the risk of nonperformance by counterparties to contracts for purchase and sale of natural gas. Our marketing operation’s subsidiary is party to certain contracts for purchase or sale of natural gas at fixed prices for fixed time periods. Some of these contracts are recorded as derivatives, valued on a mark-to-market basis.

Legal Proceedings —We are party to certain legal proceedings in the normal course of our business, that, in the opinion of management, are not material to our business or financial condition.
NOTE 7 — SEGMENTS OF OPERATIONS

	Three Months Ended
	September 30
	(unaudited)
	2007	2006
Gross margin (operating revenue less cost of gas purchased):
Natural gas operations	$2,189,570	$2,199,304
EWR	392,352	459,361
Pipeline operations	93,465	99,438

	$2,675,387	$2,758,103

Operating income (loss):
Natural gas operations	$(146,060)	$(60,001)
EWR	236,412	326,725
Pipeline operations	27,052	59,747

	$117,404	$326,471

Net income (loss):
Natural gas operations	$(110,707)	$(204,775)
EWR	169,341	177,859
Pipeline operations	16,175	31,713
Discontinued Operations	—	(199,305)

	$74,809	$(194,508)

NOTE 8 — ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following:

	September 30,		June 30,
	(unaudited)		(audited)
	2007	2006	2007
Property tax settlement—current portion	$243,000	$243,000	$243,000
Payable to employee benefit plans	32,936	66,588	132,131
Accrued vacation	227,072	261,678	224,588
Customer deposits	415,711	384,315	394,128
Accrued interest	165,476	462,270	9,069
Accrued taxes other than income	677,408	621,191	506,448
Deferred short-term gain	243,519	243,519	243,519
Customer prepayments from levelized billing	1,471,902	1,263,642	605,031
Other	728,511	1,036,689	734,812

Total	$4,205,536	$4,582,892	$3,092,726

September 30, 2006 information presented differs from prior presentations due to the reclassification of certain propane items from “Accrued and other current liabilities” to “Liabilities held for sale”.

NOTE 9 — OTHER LONG TERM LIABILITIES
     Other long-term liabilities consist of the following:

	September 30,		June 30,
	(unaudited)		(audited)
	2007	2006	2007
Asset retirement obligation	$697,836	$659,690	$688,371
Contribution in aid of construction	1,351,083	1,295,772	1,313,907
Customer advances for construction	653,727	438,643	605,221
Accumulated postretirement obligation	—	141,200	—
Deferred gain — long-term *	20,682	264,202	82,063
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	1,215,008	1,458,008	1,215,008

Total	$4,021,496	$4,340,676	$3,987,731

September 30, 2006 information presented differs from prior presentations due to the reclassification of certain propane items from “Accrued and other current liabilities” to “Liabilities held for sale”.

*   In January 2005, two long-term contracts were designated as “normal purchases and sales”. The derivative liability as of January 2005 is being amortized over the remaining monthly volumes of the contract at a rate of $1.21 per MMBtu.
NOTE 10 – STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 200,000 shares of our common stock to be issued to certain key employees. As of September 30, 2007, there are 104,000 options outstanding, 68,000 shares issued under this plan have been exercised, and the maximum number of shares available for future grants under this plan is 28,000 shares. Additionally, our 1992 Stock Option Plan (the “1992 Option Plan”), which expired in September 2002, provided for the issuance of up to 100,000 shares of our common stock pursuant to options issuable to certain key employees. Under the 2002 Option Plan and the 1992 Option Plan (collectively, “the Option Plans”), the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 100% of the fair market value if the employee owns more than 10% of our outstanding common stock). Pursuant to the Option Plans, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance. When the 1992 Option Plan expired in September 2002, 12,600 shares remained unissued and were no longer available for issuance.
SFAS No. 123 Disclosures — Effective July 1, 2005, we have adopted the provisions of SFAS No. 123 Accounting for Stock-Based Compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing.
In the fiscal quarters ended September 30, 2007 and 2006, 0 and 10,000 options were granted, respectively. At September 30, 2007 and 2006, a total of 104,000 and 155,500 options were outstanding, respectively.

	Three Months Ended
	September 30,
	2007	2006

Expected dividend rate	4.00%	2.00%
Risk free interest rate	5.00	4.87
Weighted average expected lives, in years	2.00	3.15
Price volatility	29.70%	31.00%
Total intrinsic value of options exercised	$44,249	$24,500
Total cash received from options exercised	$40,841	$106,125
A summary of the status of our stock option plans as of September 30, 2007, and June 30, 2007 and 2006 and changes during the periods ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding June 30, 2005	126,000	$8.35
Granted	48,500	$10.11
Exercised	(2,500)	$8.49
Expired	(26,500)	$0.00

Outstanding June 30, 2006	145,500	$8.34
Granted	30,000	$10.55
Exercised	(62,500)	$8.20
Expired	(3,000)	$0.00

Outstanding June 30, 2007	110,000	$8.97
Granted	0	$0.00
Exercised	(6,000)	$6.81
Expired	0	$0.00

Outstanding September 30, 2007	104,000	$9.10	$197,853

Exerciseable September 30, 2007	65,000	$8.37	$435,192

The weighted average fair value of options granted during the quarters ending September 30, 2007 and 2006 was $0 and $2.09, respectively. There were no new options granted in the first quarter of fiscal year 2008.
The following information applies to options outstanding at September 30, 2007:

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
Grant	Number	Exercise	Life	Number	Exercise
Date	Outstanding	Price	(Years)	Exercisable	Price
11/21/2002	7,500	$8.49	0.1	7,500	$8.49
7/1/2004	10,000	$6.47	6.8	0	$6.47
4/1/2005	20,000	$6.62	7.5	10,000	$6.62
7/1/2005	15,000	$9.85	7.8	20,000	$9.85
10/4/2005	16,500	$10.51	8.0	10,000	$10.51
1/6/2006	5,000	$9.52	3.3	7,500	$9.52
7/1/2006	10,000	$9.02	8.8	5,000	$9.02
12/4/2006	20,000	$11.32	9.2	5,000	$11.32

	104,000			65,000

NOTE 11 – NEW ACCOUNTING PRONOUNCEMENTS
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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing July 1, 2007. We have completed our review and assessment of the impact of adoption of FIN 48. This is discussed in Note 2 – Income Tax Expense (Benefit).
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our company’s expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions and statements concerning our operating capital requirements, negotiations with our lender, recovery of property tax payments, our environmental remediation plans, and similar statements that are not historical are forward-looking statements that involve risks and uncertainties. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.
Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the Securities and Exchange Commission and its reports to shareholders, involve known and unknown risks and other factors that may cause our company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.
Recent Events
On October 1, 2007, the Company consummated the acquisition of Frontier Utilities of North Carolina, Inc. (“Frontier Utilities”), which operates a natural gas utility in Elkin, North Carolina though its subsidiary, Frontier Energy, LLC. The purchase price was $4.5 million in cash, subject to adjustment for taxes and working capital. In addition, the Company entered into a stock purchase agreement to acquire all of the capital stock of Penobscot Natural Gas Company, Inc. (“Penobscot Natural Gas”) in February 2007 for a purchase price of $0.5 million, subject to adjustment for taxes and working capital. Penobscot Natural Gas is the parent company of Bangor Gas Company LLC, which operates a natural gas utility in Bangor, Maine. The acquisition of Penobscot Natural Gas is conditioned upon approval by the Maine Public Utilities Commission. We anticipate that the consummation of the acquisition of Penobscot Natural Gas will take place on or about December 1, 2007. To date, we have expended approximately $530,000 in exploratory, legal and other costs related to these acquisitions. This amount is recorded as Other Assets on the balance sheet.
On July 27, 2007, we invested $726,063 in Kykuit, and $40,050 on September 17, 2007. EWR owns 26.7% of the membership interests of Kykuit, a developer and operator of oil, gas and mineral leasehold estates located in Montana. Richard M. Osborne, our Chairman of the Board, and Steven A. Calabrese, one of our directors, also own interests in Kykuit. John D. Oil and Gas Company, a publicly-held oil and gas exploration company of which Mr. Osborne is the Chairman of the Board and Chief Executive Officer and Mr. Calabrese a director, is an owner and the managing member of Kykuit.
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
We continue to focus on expanding and improving our core business – utility service, pipelines, and natural gas production. Significant cost reductions have helped us strengthen our balance sheet, increase net income, restore dividends to our shareholders and keep rates to our customers low. Earnings from continuing operations improved from a net loss of $195,000 in the first quarter of fiscal year 2007 to a net gain of $75,000 in the first quarter of fiscal year 2008. This was the result of operating efficiencies, and refinancing of our long-term debt in June 2007, reducing our interest costs, and a credit to tax expense to adjust prior year tax estimates to actual expense with the completion of the tax return.
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
In July 2006, we entered into an agreement to sell certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital. This sale was complete on April 1, 2007. We used the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet. We believe that this will enable us to take advantage of opportunities to enhance or expand our existing operations and to acquire additional businesses or assets on favorable terms as and when those opportunities arise such as the acquisitions of Frontier Utilities and Penobscot Natural Gas discussed above in Recent Events.
Strategy
     The key elements of our current strategy include the following:
•	the acquisition and expansion of our natural gas utility operations in small and emerging markets,

•	cost-effective expansion of our existing customer base by prudently managing capital expenditures and ensuring that new customers provide sufficient margins for an appropriate return on the additional resources and investment required to serve these customers,

•	appropriate regulatory treatment of increases in the cost of natural gas,

•	continuous improvement of our operational efficiencies,

•	managing cash flow to reduce our existing debt, and

•	maintaining and improving our positive reputation with our regulators and customers.
Opportunities and Challenges
     Our business and industry provides us with numerous opportunities for growth and profitability, including the following:
•	We possess many competitive strengths, including:
–	Our demonstrated ability to operate successfully in smaller regional and emerging markets;

–	Geographic proximity of our regulated natural gas business to gas production and our pipelines to active drilling;

–	Investment grade financial strength and resources of our natural gas suppliers;

–	Our positive reputation with regulators and customers; and

–	Our corporate infrastructure, which provides a platform for additional projects with limited incremental expenses.
•	Prospects for continuing our residential and commercial customer growth are excellent. We believe demand for natural gas will remain strong because it provides a clean, easy to use, and efficient source of fuel for heating and cooking.

•	We carefully analyze the economics of our spending to support growth. When justified under our tariffs, we work with developers, business owners, and residents to share certain construction costs to assure a fair return to us. Non-revenue-generating spending is also managed to assure that we use the most economically attractive solutions, while providing for a safe and reliable system.

•	We are analyzing drilling opportunities within our gas production property located in north central Montana and drilling activities in other gas producing areas near our pipeline properties located in southeast Montana and northwest Wyoming to increase revenues and margins.
     Despite the opportunities listed above and recent positive trends in our business, we continue to address certain challenges, including the following:
•	Our primary markets in Montana and Wyoming historically have not experienced the rapid population growth rates experienced by other areas in the United States in recent years.

•	Our relatively small size makes us vulnerable to earnings variations as a result of a variety of factors, including the following:
–	Loss of one of our natural gas suppliers;

–	Loss of key personnel; or

–	Significant litigation or other one-time expenses.
•	Our overall revenues and margins are negatively affected by higher efficiency in new homes and commercial buildings, higher efficiency in gas-burning equipment, and customer measures to reduce energy usage. The increasing cost of energy in recent years, including the wholesale cost of natural gas, continues to encourage such measures.

•	We earn approximately 5.4% of our operating margin by providing gas marketing services to “unregulated” commercial and industrial gas customers. The loss of a major customer, or unfavorable conditions affecting an industry segment, could have a detrimental impact on our earnings. Many external factors over which we have no control can significantly impact the amount of gas consumed by industrial and commercial customers and, consequently, affect the margins we earn. To mitigate these risks, we endeavor to enter into sales agreements through which we can match estimated demand with a supply that provides an acceptable margin.

•	Revenues and margins from our residential and small commercial customers are highly weather-sensitive. In a cold year, our earnings are increased by the effects of the weather. Conversely, in a warm year, our earnings are lower. Peak requirements also drive the need to reinforce our systems to increase capacity, which in turn, increases costs.
     In summary, in future periods we intend to maintain the increased earnings that we have built during the last three years and we will continue to sharpen our focus on opportunities and strategies that improve shareholder value.
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Fiscal Quarter Ended September 30, 2007 Compared to Fiscal Quarter Ended September 30, 2006
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2007 and for the three month period ended September 30, 2007. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — Our net income for the first quarter of fiscal year 2008 was approximately $75,000 compared to a net loss of approximately $195,000 in the first quarter of fiscal year 2007, an improvement of $270,000. This improvement was primarily due to the elimination of the net loss in propane or discontinued operations of approximately $199,000, and a decrease in interest expense due to the refinancing of our long-term debt. These improvements were coupled with a credit to tax expense of $78,000 from prior year tax return adjustments.
Revenues — Our revenues for the first quarter of fiscal year 2008 were approximately $7.5 million compared to approximately $8.5 million in the first quarter of fiscal year 2007, a decrease of $1.0 million. The decrease was primarily attributable to: (1) a decrease in our marketing operations’ production revenue of $70,000 caused by lower volumes produced in the first quarter of fiscal year 2008 versus fiscal year 2007 and a decrease in our marketing operations’ retail gas revenues of $141,000, caused by lower index prices in our Wyoming market, (2) a natural gas revenue decrease of $707,000 due primarily to slightly lower volumes, and (3) decreased revenues in our pipeline operations of $6,000 due to a decrease in gathering volumes on the Glacier line.
Gross Margin — Gross margin decreased $83,000, from approximately $2.8 million in the first quarter of fiscal year 2007 to approximately $2.7 million in the first quarter of fiscal year 2008. Our marketing operations’s margin decreased $67,000 due to a $174,000 decrease in margin from gas production as a result of lower volumes produced and higher gathering expenses. This was offset partially by an increase in gross margin from retail gas sales of $115,000 due to increased sales in our Wyoming market.
Our pipeline operations’ margins decreased $6,000 due to lower volumes on the Glacier line. Our natural gas operations’ margins decreased $10,000 due to slightly lower volumes.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $126,000 in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007. The primary reasons for this increase were (1) increases in the Company’s general and administrative costs of $54,000, including increases in wage and employee benefits with the addition of personnel and increases in costs for outside services, (2) increases in depreciation and amortization of $3,000, (3) increases in maintenance of $31,000, and (4) increases of $38,000 for taxes other than income.
Other Income — Other income increased by $27,000 from $61,000 in the first quarter of fiscal year 2007 to $88,000 in the first quarter of fiscal year 2008, all attributable to our natural gas operations.
Interest Expense — Interest expense decreased by approximately $176,000 during the first quarter of fiscal year 2008 from the first quarter of fiscal year 2007 due to a decrease in both short-term and long-term borrowings, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Income Tax Benefits — Income tax benefits decreased $47,000 in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007 due to a change from net loss before tax of $312,000 in 2007 to a net gain of $5,000 before tax in fiscal year 2008, coupled with an adjustment to tax expense of $78,000 for prior year actual tax expense from amounts that had been estimated and accrued.
Discontinued Operations
Formerly reported as our propane operations, we sold our Arizona propane assets as of April 1, 2007. A small portion of our propane operations was income and expense associated with Missouri River Propane (“MRP”), our unregulated Montana wholesale operation that supplies propane to our affiliated company reported in our natural gas operations. MRP is now being reported in our marketing operations.
Loss discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of assets. In fiscal year 2007, there was a loss before income taxes of $323,000.
Income Tax Benefit — Income tax benefit decreased by $123,000 due to the timing of the sale of assets.

Operating Results of our Natural Gas Operations

	Three Months Ended
	September 30,
	2007	2006
Natural Gas Operations
Operating revenues	$5,021,222	$5,728,002
Gas purchased	2,831,652	3,528,698

Gross margin	2,189,570	2,199,304
Operating expenses	2,335,630	2,259,305

Operating loss	(146,060)	(60,001)
Other income	87,750	60,966

Income (loss) before interest and taxes	(58,310)	965
Interest (expense)	(187,810)	(331,611)

Loss before income taxes	(246,120)	(330,646)
Income tax benefit	135,413	125,871

Net loss	$(110,707)	$(204,775)

Fiscal Quarter Ended September 30, 2007 Compared to Fiscal Quarter Ended September 30, 2006
Natural Gas Revenues and Gross Margins — The Natural Gas Operations’ operating revenues in the first quarter of fiscal year 2008 decreased to approximately $5.0 million from approximately $5.7 million in the first quarter of fiscal year 2007. This $707,000 decrease was primarily due to lower volumes in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007, coupled with overall lower rates.
Gas purchases in Natural Gas Operations decreased by $787,000 from approximately $3.5 million in the first quarter of fiscal year 2007 to approximately $2.8 million in the first quarter of fiscal year 2008. The decrease in gas cost reflects lower commodity prices during the current fiscal year, coupled with slightly lower volumes.
Gross margin was approximately $2.2 million for the first quarter of fiscal year 2008 compared to approximately $2.2 million in the first quarter of fiscal year 2007. The decrease of $10,000 is primarily due to slightly lower volumes in the current fiscal year.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses were approximately $2.3 million for the first quarter of fiscal year 2008 as compared to approximately $2.3 million for first quarter of fiscal year 2007. The $77,000 increase is due to an $8,000 increase in payroll and other general and administrative expenses, and increases in maintenance and taxes other than income taxes of $30,000 and $38,000, respectively.
Natural Gas Other Income — Other income increased by $27,000 from $61,000 in the first quarter of fiscal year 2007 to $88,000 in the first quarter of fiscal year 2008. This was due primarily to increased service sales in Great Falls and Cody.
Natural Gas Interest Expense — Interest expense was $144,000 lower in the first quarter of fiscal year 2008 due to a decrease in both short-term and long-term borrowings, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Natural Gas Income Tax Benefit — Income tax benefits are $10,000 lower in the first quarter of fiscal year 2008 due to lower pretax loss, coupled with an adjustment to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.

Operating Results of our Marketing Operations

	Three Months Ended
	September 30,
	2007	2006
Energy West Resources
Operating revenues	$2,378,688	$2,628,955
Gas purchased	1,986,336	2,169,594

Gross margin	392,352	459,361
Operating expenses	155,940	132,636

Income before interest and taxes	236,412	326,725
Interest (expense)	(8,428)	(36,479)

Income before income taxes	227,984	290,246
Income tax (expense)	(58,643)	(112,387)

Net income	$169,341	$177,859

Fiscal Quarter Ended September 30, 2007 Compared to Fiscal Quarter Ended September 30, 2006
Marketing Revenues and Gross Margins — Revenues in EWR decreased $250,000 from approximately $2.6 million in the first quarter of fiscal year 2007 to approximately $2.4 million in the first quarter of fiscal year 2008. Retail gas revenues decreased by $141,000. Higher sales volumes in our Wyoming market combined with lower sales volumes in our Montana market caused our sales mix to be weighted more heavily to the Wyoming market where the index price for natural gas was much lower in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007. Production revenues decreased by $70,000 primarily because of a 13.5% decrease in volumes produced in the first quarter of fiscal year 2008 versus the first quarter of fiscal year 2007. Revenue from electricity sales decreased by $39,000 due to the expiration of our last remaining electricity customer contract.
The gross margin in our marketing operations’ first quarter of fiscal year 2008 of $392,000 represents a decrease of $67,000 from gross margin earned in the first quarter of fiscal year 2007. Gross margin from gas production decreased by $174,000 due to the decrease in volumes produced and higher gathering expenses in the first quarter of fiscal year 2008 as compared to the first quarter of fiscal year 2007. This was partially offset by an increase in gross margin from retail gas sales of $115,000 due to increased sales in our Wyoming market.
Marketing Operating Expenses — Operating expenses in EWR increased approximately $23,000, from $133,000 for first quarter of fiscal year 2007 to $156,000 for the first quarter of fiscal year 2008. Increases in professional services, depreciation and depletion account for this change.
Marketing Interest Expense — Interest expense decreased by $28,000 due to a decrease in both short-term and long-term borrowings, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Marketing Income Tax Expense — Income tax expense in the first quarter of fiscal year 2008 is $58,000, a $54,000 decrease from $112,000 in the first quarter of fiscal year 2007 due to lower pretax income, coupled with an adjustment to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.

Operating Results of our Pipeline Operations

	Three Months Ended
	September 30,
	2007	2006
Pipeline Operations
Operating revenues	$93,465	$99,438
Gas purchased	—	—

Gross margin	93,465	99,438
Operating expenses	66,413	39,691

Income before interest and taxes	27,052	59,747
Interest (expense)	(4,005)	(8,221)

Income before income taxes	23,047	51,526
Income tax (expense)	(6,872)	(19,813)

Net income	$16,175	$31,713

Fiscal Quarter Ended September 30, 2007 Compared to Fiscal Quarter Ended September 30, 2006
Pipeline Revenues and Gross Margins — Pipeline revenue consists of gathering revenue from the Glacier line and capacity charge revenue on the Shoshone line. Both pipelines are located in Montana and Wyoming.
Pipeline Operations’ margin decreased from $99,000 in the first quarter of fiscal year 2007 to $93,000 in the first quarter of fiscal year 2008. The decrease of $6,000 was due to a decrease in gathering volumes on the Glacier gathering line.
Pipeline Operating Expenses — Operating expenses increased approximately $26,000 from $40,000 in the first quarter of fiscal year 2007 to $66,000 in the first quarter of fiscal year 2008. Increases in general and administrative costs of $26,000 consisted primarily of costs associated with our FERC regulated Shoshone pipeline.
Pipeline Interest Expense — Interest expense decreased from $8,000 in the first quarter of fiscal year 2007 to $4,000 in the first quarter of fiscal year 2008 due to a decrease in both short-term and long-term borrowings, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Pipeline Income Tax Expense — Income tax expense decreased from $20,000 in the first quarter of fiscal year 2007 to $7,000 in the first quarter of fiscal year 2008 due to a decrease in pretax income coupled with an adjustment to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.
Discontinued Operations

	Three Months Ended
	September 30,
	2007	2006
Discontinued Operations:
Loss from discontinued operations before income tax	$—	$(322,710)
Income tax benefit	—	123,405

Loss from discontinued operations	$—	$(199,305)

Fiscal Quarter Ended September 30, 2007 Compared to Fiscal Quarter Ended September 30, 2006
Formerly reported as Propane Operations, we have sold our Arizona propane assets as of April 1, 2007. A small portion of our propane operation as previously reported was income and expense associated with MRP. MRP is now being reported in our EWR segment.

Loss from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of assets. In fiscal year 2007, there was a loss before income taxes of $323,000.
Income Tax (Expense) — Income tax expense decreased by $123,000 due to the timing of the sale of assets.
Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.
Our ability to maintain liquidity depends upon our $20.0 million credit facility with LaSalle Bank, shown as line of credit on the accompanying balance sheets. Our use of the LaSalle credit facility decreased to $0 at September 30, 2007, compared with $2.9 million at September 30, 2006. This $2.9 million improvement reflects the fact that we generated net income of $75,000 in the first quarter fiscal year 2008 as compared to a net loss of $195,000 in the first quarter of fiscal year 2007, and decreased receivables and inventories. We finance our capital expenditures on an interim basis through the LaSalle credit facility. We periodically repay our short-term borrowings under the LaSalle credit facility by using the net proceeds from the sale of long-term debt and equity securities. On April 1, 2007 we sold certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital. We used the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet. We believe that this will enable our company to take advantage of opportunities to enhance or expand our existing operation and to acquire additional businesses or assets on favorable terms as and when those opportunities arise.
Long-term debt decreased to $13.0 million at September 30, 2007, compared with $17.5 million at September 30, 2006. This $4.5 million decrease resulted from scheduled principal payments on our notes, and the refinancing of our debt in June 2007. We used a portion on the proceeds from the sale of propane assets to further reduce our long-term debt.
Cash decreased by $5.6 million from June 30, 2007 to September 30, 2007, compared with the $1.2 million decrease in cash for the first quarter ended September 30, 2006, as shown in the following table:

	September 30,
	2007	2006

Cash used in operating activities	$(3,633,587)	$(3,333,653)
Cash used in investing activities	(1,464,749)	(475,502)
Cash provided by (used in )financing activities	(463,081)	2,632,981

Decrease in cash	$(5,561,417)	$(1,176,174)

Cash used in operating activities was approximately $300,000 lower in the three months ended September 30, 2007, than the three months ended September 30, 2006. This was due to an overall decrease in other assets net of liabilities of $569,000, offset by an increase in net income of $269,000.
Cash used in investing activities was approximately $989,000 higher in the three months ended September 30, 2007, than the three months ended September 30, 2006. This was due to a 26.7% investment interest of $766,000 in Kykuit, a decrease in customer advances received for construction and contributions in aid of construction of $72,000, and an increase of $151,000 for construction expenditures.
Cash used in financing activities was approximately $3.1 million more in the three months ended September 30, 2007 than in the three months ended September 30, 2006 due to increased dividends paid of $163,000, decreased borrowings on the line of credit of $2.9 million, increased sale of common stock and adjustments for intrinsic value of options exercised of $35,000, decreased payment of long-term debt of $78,000, and an increase of repurchase of common stock of $146,000.

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
On June 29, 2007, we replaced our existing credit facility and long-term notes with a new $20.0 million revolving credit facility, and issued $13.0 million of 6.16% senior unsecured notes. The prior LaSalle credit facility had been secured, on an equal and ratable basis with our previously outstanding long-term debt, by substantially all of our assets.
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, we authorized the sale of $13.0 million aggregate principal amount of our 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $400,000 in new debt issue costs to be amortized over the life of the new note.
LaSalle Line of Credit — On June 29, 2007, we established our new five-year unsecured credit facility with LaSalle, replacing a previous $20.0 million one-year facility with LaSalle which was scheduled to expire in November 2007. The new credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by us.
The following table represents borrowings under the LaSalle revolving line of credit for each of the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 30, 2008
Minimum borrowing	$—
Maximum borrowing	$—
Average borrowing	$—

Year Ended June 30, 2007
Minimum borrowing	$—	$2,900,000	$—	$—
Maximum borrowing	$2,900,000	$6,200,000	$3,502,000	$6,700,000
Average borrowing	$282,000	$4,384,000	$392,000	$485,000
     Our 6.16% Senior Unsecured Note and LaSalle credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At September 30, 2007 and 2006, we believe we were in compliance with the financial covenants under our debt agreements.
     At September 30, 2007, we had approximately $1.4 million of cash on hand. In addition, at September 30, 2007, we had no borrowings under the $20.0 million LaSalle revolving line of credit. At September 30, 2007, we had no outstanding letters of credit related to gas and electricity purchase contracts. As discussed above, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. Our availability normally increases in January as monthly heating bills are paid and storage related gas purchases are no longer necessary.
     The total amount outstanding under all of our long term debt obligations was $13.0 million and $17.5 million at September 30, 2007 and September 30, 2006, respectively. The portion of such obligations due within one year was $0 at September 30, 2007, and approximately $1.1 million at September 30, 2006.

Contractual Obligations
Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt.
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as of September 30, 2007.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Interest payments (a)	$8,008,000	$800,800	$1,601,600	$1,601,600	$4,004,000
Long Term Debt (b)	13,000,000	—	—	—	13,000,000
Operating Lease Obligations	75,520	75,520	—	—	—
Transportation and Storage Obligation (c)	10,401,151	4,367,715	6,033,436	—	—

Total Obligations	$31,484,671	$5,244,035	$7,635,036	$1,601,600	$17,004,000

(a)	Our long-term debt, notes payable and customers’ deposits all require interest payments. Interest payments are projected based on debt service schedules provided at debt issuance.

(b)	See Note 3 of the Notes to Consolidated Financial Statements for a description of this debt.

(c)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.
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
As of September 30, 2007, these agreements were reflected on our consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities

Contracts maturing during fiscal year 2009	$43,870	$44,040

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
OFF-BALANCE SHEET ARRANGEMENTS
Energy West does not have any off-balance-sheet arrangements, other than those currently disclosed that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Interest Rate Risk
Our results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). We mitigate this risk by entering into long-term debt agreements with fixed interest rates. Some of our notes payable, however, may be subject to variable interest rates that we may mitigate by entering into interest rate swaps. A hypothetical 100 basis point change in market rates applied to the balance of the notes payable would change our interest expense by approximately $26,000 annually.
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
PART II — OTHER INFORMATION
ITEM 6 — EXHIBITS

Exhibit
Number	Description
10.1*	Stock Purchase Agreement dated January 30, 2007, by and between Energy West, Incorporated and Sempra Energy, a California corporation.

10.2*	Amendment Number One to Stock Purchase Agreement, dated April 11, 2007 by and between Energy West, Incorporated and Sempra Energy, a California corporation.

10.3*	Amendment Number Two to Stock Purchase Agreement dated August 7, 2007 by and between Energy West, Incorporated and Sempra Energy, a California corporation.

10.4*	Stock Purchase Agreement dated January 30, 2007, by and between Energy West, Incorporated and Sempra Energy, a California corporation.

10.5*	Amendment Number One to Stock Purchase Agreement, dated August 2, 2007 by and between Energy West, Incorporated and Sempra Energy, a California corporation.

10.6*	Amendment to Operating Agreement of Kykuit Resources, LLC dated October 24, 2007.

31.1*	Certification of Interim President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED
/s/ Wade F. Brooksby
Wade F. Brooksby
November 14, 2007	Chief Financial Officer (principal financial officer and principal accounting officer)