Form 10-Q
period 2007-12-31
ENERGY WEST INC
filed 2008-02-14
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Registrant’s telephone number, including area code: (406) 791-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of February 11, 2008 was 4,345,425 shares.
As used in this Form 10-Q, the terms “company”, “Energy West”, “Registrant”, “we”, “us”, and “our” mean Energy West, Incorporated and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of December 31, 2007.

ENERGY WEST, INCORPORATED
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.

ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2007 AND 2006, AND JUNE 30, 2007

	December 31,		June 30,
	(unaudited)		(audited)
	2007	2006	2007
ASSETS
Current Assets:
Cash	$1,905,261	$1,039,846	$7,010,020
Accounts and notes receivable less $135,899, $176,359 and $64,054, respectively, allowance for bad debt	7,605,078	6,305,159	3,532,083
Unbilled gas	3,273,336	2,189,049	649,939
Derivative assets	64,186	117,617	57,847
Natural gas and propane inventories	8,070,605	7,280,772	5,474,309
Materials and supplies	864,025	447,668	377,296
Prepayments and other	637,856	194,411	142,964
Income tax receivable	—	—	162,432
Recoverable cost of gas purchases	383,985	252,245	307,899
Deferred tax asset	18,403	221,088	53,370
Assets held for sale	—	13,224,369	—

Total current assets	22,822,735	31,272,224	17,768,159
Property, Plant and Equipment, Net	30,966,742	30,480,742	30,473,991

Deferred Charges	2,962,069	3,817,757	3,031,425
Deferred Tax Asset Long Term	6,956,272	—	—
Other Investments	644,777	—	—
Other Assets	183,797	341,791	560,463

TOTAL ASSETS	$64,536,392	$65,912,514	$51,834,038

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Accounts payable	$6,798,004	$5,519,515	$4,543,525
Current portion of long-term debt	—	1,061,509	—
Line of credit	6,525,495	5,050,000	—
Derivative liabilities	64,357	60,582	58,018
Accrued income taxes	86,315	627,428	—
Accrued and other current liabilities	4,913,992	4,084,047	3,092,726
Liabilities held for sale	—	1,311,791	—

Total current liabilities	18,388,163	17,714,872	7,694,269

Other Obligations:
Deferred income taxes	—	6,293,307	4,585,170
Deferred investment tax credits	260,627	281,689	271,158
Other long-term liabilities	3,785,001	4,500,945	3,987,731

Total	4,045,628	11,075,941	8,844,059

Long-Term Debt	13,000,000	17,318,333	13,000,000

Commitments and Contingencies (see note 7)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; (a) $.15 par value, 15,000,000 shares authorized, 4,312,803, 4,438,766 and 4,288,656 shares outstanding at December 31, 2007 and 2006, and June 30, 2007 respectively	646,920	665,815	643,298
Capital in excess of par value	5,953,433	7,620,923	5,867,727

Retained earnings	22,502,248	11,516,630	15,784,685
Total stockholders’ equity	29,102,601	19,803,368	22,295,710

TOTAL CAPITALIZATION	42,102,601	37,121,701	35,295,710

TOTAL LIABILITIES AND CAPITALIZATION	$64,536,392	$65,912,514	$51,834,038

(a)	On February 1, 2008 a 3:2 stock split was effectuated. Outstanding common shares have been restated to reflect the stock split.
The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUES:
Natural gas operations	$16,097,073	$14,465,754	$21,118,295	$20,193,756
Gas and electric—wholesale	4,629,434	3,475,766	7,008,122	6,104,721
Pipeline operations	93,390	99,753	186,855	199,191

Total revenues	20,819,897	18,041,273	28,313,272	26,497,668

EXPENSES:
Gas purchased	11,140,775	10,612,702	13,972,427	14,141,400
Gas and electric—wholesale	3,936,280	2,867,333	5,922,616	5,036,927

Total cost of sales	15,077,055	13,480,035	19,895,043	19,178,327

GROSS MARGIN	5,742,842	4,561,238	8,418,229	7,319,341

Distribution, general, and administrative	2,998,927	1,552,405	4,601,908	3,101,275
Maintenance	171,497	121,704	325,915	244,435
Depreciation and amortization	456,682	420,717	889,371	850,202
Taxes other than income	495,718	344,869	863,613	675,415

Total expenses	4,122,824	2,439,695	6,680,807	4,871,327

OPERATING INCOME	1,620,018	2,121,543	1,737,422	2,448,014
OTHER INCOME	102,343	77,382	190,093	138,348
INTEREST (EXPENSE)	(329,468)	(427,594)	(529,711)	(803,905)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	1,392,893	1,771,331	1,397,804	1,782,457
INCOME TAX (EXPENSE)	(343,726)	(658,958)	(273,828)	(665,287)

INCOME FROM CONTINUING OPERATIONS	1,049,167	1,112,373	1,123,976	1,117,170

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	—	255,514	—	(67,196)
Income tax benefit (expense)	—	(98,142)	—	25,263

INCOME FROM DISCONTINUED OPERATIONS:	—	157,372	—	(41,933)

INCOME BEFORE EXTRAORDINARY GAIN	1,049,167	1,269,745	1,123,976	1,075,237
EXTRAORDINARY GAIN	6,819,182	—	6,819,182	—

NET INCOME	$7,868,349	$1,269,745	$7,943,158	$1,075,237

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.24	$0.25	$0.26	$0.25
Income (loss) from discontinued operations	$0.00	$0.04	$0.00	$(0.01)
Extraordinary gain	$1.59	$0.00	$1.59	$0.00

	$1.83	$0.29	$1.85	$0.24
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.24	$0.25	$0.26	$0.25
Income (loss) from discontinued operations	$0.00	$0.04	$0.00	$(0.01)
Extraordinary gain	$1.58	$0.00	$1.58	$0.00

	$1.83	$0.28	$1.85	$0.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: (a)
Basic	4,292,487	4,429,082	4,287,437	4,419,197
Diluted	4,309,401	4,478,508	4,304,559	4,467,768

(a)	On February 1, 2008, a 3:2 stock split was effectuated. Weighted average shares and earning per share have been restated to reflect the stock split.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,943,158	$1,075,237
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, including deferred charges and financing costs	934,567	1,164,459
Derivative assets	(6,339)	20,248
Derivative liabilities	6,339	17,918
Deferred gain	120,758	(122,760)
Investment tax credit	(10,531)	(10,531)
Deferred income taxes	(6,701,691)	(32,830)
Changes in assets and liabilities:
Accounts receivable	(5,650,941)	(3,802,292)
Natural gas and propane inventories	(2,596,296)	(2,422,173)
Accounts payable	563,691	1,947,459
Recoverable/refundable cost of gas purchases	(111,595)	(172,734)
Prepayments and other	(419,585)	67,353
Net assets held for sale	—	(1,078,250)
Other assets & liabilities	1,823,636	(682,194)

Net cash used in operating activities	(4,104,829)	(4,031,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(1,384,540)	(1,093,444)
Purchase of stock — Frontier Utilities and Penobscot Natural Gas	(4,601,599)	—
Other investments	(644,777)	—
Customer advances received for construction	65,972	195,152
Increase from contributions in aid of construction	38,874	—

Net cash used in investing activities	(6,526,070)	(898,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(283,371)
Proceeds from lines of credit	8,475,495	6,100,000
Repayments of lines of credit	(1,950,000)	(1,050,000)
Proceeds from other short-term borrowings	—	212,275
Repurchase of common stock	(150,911)	—
Sale of common stock	221,890	—
Dividends paid	(1,070,334)	(649,254)

Net cash provided by financing activities	5,526,140	4,329,650

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,104,759)	(599,732)
CASH AND CASH EQUIVALENTS:
Beginning of period	7,010,020	1,639,578

End of period	$1,905,261	$1,039,846

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2007
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Energy West, Incorporated is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. We were originally incorporated in Montana in 1909. We currently have five reporting segments:

•	Natural Gas Operations	Distributes approximately 23 billion cubic feet of natural gas to approximately 36,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Elkin, North Carolina and Bangor, Maine. The approximate population of the service territories is 398,000. The operation in Elkin, North Carolina was added October 1, 2007. The operation in Bangor, Maine was added December 1, 2007.

•	Marketing and Production Operations	Markets approximately 1.6 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manages midstream supply and production assets for transportation customers and utilities through its subsidiary, Energy West Resources (“EWR”). EWR has an ownership interest in 165 natural gas producing wells and gas gathering assets. Missouri River Propane (“MRP”), our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in Propane Operations. It is now being reported in marketing and production operations.

In addition, during fiscal year 2008, EWR invested in 19.8% of the membership interests of Kykuit Resources, LLC (“Kykuit”), a developer and operator of oil, gas and mineral leasehold estates located in Montana. The cost method of accounting is used to account for income and losses from this investment. There was no material gain or loss in the first six months of fiscal year 2008. There is certain common ownership and management between Kykuit and the Company.

•	Pipeline Operations (EWD)	Owns the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming. Certain natural gas producing wells owned by our pipeline operations are being managed and reported under its marketing and production operations.

•	Propane Operations (Discontinued Operations)	Annually distributed approximately 5.4 million gallons of propane to approximately 8,000 customers through utilities operating underground vapor systems in and around Payson, Pine, and Strawberry, Arizona and retail distribution of bulk propane to approximately 2,300 customers in the same Arizona communities. The Arizona assets were sold during fiscal year 2007, and the results of operations for the propane assets related to this sale have been reclassified as income from discontinued operations. The associated assets and liabilities are shown on the consolidated balance sheet as “Assets held for sale” and “Liabilities held for sale.” See Note 5. MRP, our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in propane operations. It is now being reported in its marketing and production operations.

•	Corporate and Other	Not previously reported, Corporate and Other was primarily established to encompass the results of Corporate acquisitions and other equity transactions. The extraordinary gain of $6.8 million from the acquisition of properties in the second quarter of fiscal year 2008 has been reported in Corporate and Other.
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
In order to mitigate the risk of natural gas market price volatility related to firm commitments to purchase or sell natural gas, from time to time the Company and its subsidiaries have entered into hedging arrangements. Such arrangements may be used to protect profit margins on future obligations to deliver gas at a fixed price, or to protect against adverse effects of potential market price declines on future obligations to purchase gas at fixed prices.
Quoted market prices for natural gas derivative contracts of the Company and its subsidiaries are generally not available. Therefore, to determine the net present value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and forecasted pricing information.
During the first six months of fiscal 2008, the Company has not entered into any new contracts requiring mark-to-market accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). However, existing derivatives as of December 31, 2007 were reflected on the Company’s consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities
Contracts maturing during fiscal year 2009	$64,186	$64,357

Natural Gas and Propane Operations — In the case of the Company’s regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming, North Carolina and Maine. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases” pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. As of December 31, 2007, the Company’s regulated operations have no contracts meeting the mark-to-market accounting requirements.
NOTE 2 — INCOME TAX EXPENSE
Income tax expense differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended		Six Months Ended
	December 31		December 31
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$473,584	$602,253	$475,253	$606,035
State income tax expense, net of federal tax expense	64,909	82,544	65,138	83,062
Amortization of deferred investment tax credits	(5,265)	(5,265)	(10,530)	(10,530)
Other	(189,501)	(20,574)	(256,033)	(13,281)

Total income tax expense from continuing operations	343,726	658,958	273,828	665,287

Income tax from discontinued operations:
Tax expense (benefit) at statutory rate of 34%	—	86,875	—	(22,847)
State income tax expense (benefit) net of federal tax expense (benefit)	—	11,907	—	(3,131)
Other	—	(640)	—	715

Total income tax expense (benefit) from discontinued operations	—	98,142	—	(25,263)

Total income tax expense	$343,726	$757,099	$273,828	$640,024

Other tax benefit for fiscal year 2008 includes an adjustment for prior year actual tax expense from amounts that had been estimated and accrued.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 are to be applied to all tax positions upon initial adoption of the Interpretation. Upon adopting FIN 48, the Company had no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. During the first six months of fiscal year 2008, no adjustments were recognized for uncertain tax positions.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax benefits were accrued at December 31, 2007.
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
LaSalle Line of Credit — On June 29, 2007, the Company established its new five-year unsecured credit facility with LaSalle, replacing a previous $20.0 million one-year facility with LaSalle which was scheduled to expire in November 2007. The new credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by the Company.
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, the Company issued 6.16% Senior Unsecured Notes in the aggregate principal amount of $13.0 million, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $400,000 in new debt issue costs to be amortized over the life of the new note.
Debt Covenants — The Company’s 6.16% Senior Unsecured Note and LaSalle credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At December 31, 2007, the Company believes it was in compliance with the financial covenants under its new debt agreements.
At December 31, 2007, the Company had approximately $1.9 million of cash on hand. In addition, at December 31, 2007, the Company had $6.5 million in borrowings under the LaSalle Credit Facility revolving line of credit. The Company’s net availability at December 31, 2007, was $13.5 million under the LaSalle Facility revolving line of credit.
The total amount outstanding under all of the Company’s long-term debt obligations was $13.0 million and approximately $17.3 million at December 31, 2007, and December 31, 2006, respectively. The portion of such obligations due within one year was $0 and $1.1 million at December 31, 2007, and December 31, 2006, respectively.
NOTE 4 — ACQUISITIONS AND EXTRAORDINARY GAIN
On October 1, 2007, the Company completed the acquisition of Frontier Utilities of North Carolina, Inc. (“Frontier Utilities”), which operates a natural gas utility in and around Elkin, North Carolina through its subsidiary, Frontier Energy, LLC. The purchase price was $4.5 million in cash, plus adjustment for taxes and working capital, resulting in a total purchase price of approximately $4.9 million. On December 1, 2007, the Company completed the acquisition of Penobscot Natural Gas Company, Inc. (“Penobscot Natural Gas”) for a purchase price of approximately $285,000, plus adjustment for working capital, resulting in a total purchase price of approximately $435,000. Penobscot Natural Gas is the parent company of Bangor Gas Company LLC, which operates a natural gas utility in and around Bangor, Maine.
The results of operations for Frontier Utilities and Penobscot Natural Gas have been included in the consolidated financial statements since the dates of acquisition.
Under Financial Accounting Standards (“FAS”) 141, the Company has recorded these stock acquisitions as if the net assets of the targets were acquired. For income tax purposes, the Company is permitted to “succeed” to the operations of the acquired companies, whereby the Company may continue to depreciate the assets at their historical tax cost bases. As a result, the Company may continue to depreciate approximately $79.0 million of capital assets using the useful lives and rates employed by both Frontier Utilities and Penobscot Natural Gas. This treatment results in a potential future federal and state income tax benefit of approximately $16.9 million over a 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first 5 years following the acquisitions.

Following FAS 109, our balance sheet at December 31, 2007 reflects a gross deferred tax asset of approximately $16.9 million, offset by a valuation allowance of approximately $5.3 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.5 million.
The excess of the net deferred tax assets received in the transactions over the total purchase consideration has been reflected as an extraordinary gain of approximately $6.8 million on the accompanying statement of income in accordance with the provisions of FAS 141.
The preparation of the Company’s financial statements requires management to make significant estimates. The deferred tax asset, valuation allowance and related extraordinary gain requires a significant amount of judgment and is a significant estimate. The estimate is based on projected future tax deductions, future taxable income, estimated limitations under the Internal Revenue Code, an estimated valuation allowance, and other assumptions. It is possible that this estimate could change and the change could be material.
NOTE 5 — DISCONTINUED OPERATIONS
On July 17, 2006, we entered into an Asset Purchase Agreement among our company, our subsidiary Energy West Propane, Inc. (EWP), and SemStream, L.P. Pursuant to the Asset Purchase Agreement, our company and EWP agreed to sell, and SemStream agreed to buy, (i) all of the assets and business operations associated with our regulated propane gas distribution system operated in the cities and outlying areas of Payson, Pine, and Strawberry, Arizona (the “Regulated Business”), and (ii) all of the assets and business operations of EWP that are associated with certain “non-regulated” propane assets in the same geographic area (the “Non-Regulated Business,” and together with the Regulated Business, the “Business”).
Pursuant to the Purchase and Sale Agreement, the sale was conditioned on approval by the Arizona Corporation Commission, or “ACC”, with the closing to occur on the first day of the month after receipt of ACC approval. This approval was received on March 13, 2007, and the closing date of the transaction was April 1, 2007.
SemStream purchased only the assets and business operations of our Company and EWP that pertain to the Business within the state of Arizona, and that also pertain to the Energy West Propane - Arizona division of our company and/or EWP (collectively, the “Arizona Assets”). Pursuant to the Asset Purchase Agreement, SemStream paid a cash purchase price of $15.0 million for the Arizona Assets, plus final working capital adjustments of approximately $3.0 million.
The assets and liabilities of the discontinued operations are presented separately under the captions “Assets Held for Sale” and “Liabilities Held for Sale”, respectively, in the accompanying Balance Sheets at December 31, 2006 and consist of the following:

Assets and Liabilities Held for Sale

December 31, 2006
(unaudited)
Assets held for sale:
Accounts receivable	$1,011,455
Unbilled gas	904,263
Propane inventory	704,222
Materials and supplies	118,418
Prepayments	268,395
Recoverable cost of gas purchases	1,015,982
Property, plant and equipment, net	9,201,634

Total assets held for sale	13,224,369
Liabilities held for sale:
Accounts payable	139,355
Other current liabilities	531,848
Contributions in aid of construction	640,588

Total liabilities held for sale	1,311,791

Net assets held for sale	$11,912,578

The following table details the line item “Income from Discontinued Operations” that appears on the face of the Statements of Operations for the three and six month periods ending December 31, 2006, as well as for the Propane Operations data appearing in Item 2.

	Three Months Ended	Six Months Ended
	December 31, 2006	December 31, 2006
	(unaudited)	(unaudited)
DISCONTINUED OPERATIONS:
REVENUES:
Propane operations	$3,276,628	$4,450,492
COST OF SALES:
Gas purchased	2,271,423	3,003,694

GROSS MARGIN	1,005,205	1,446,798
EXPENSES:
Distribution, general, and administrative	469,156	976,054
Maintenance	21,125	38,582
Depreciation and amortization	121,362	242,069
Taxes other than income	38,687	75,449

Total expenses	650,330	1,332,154

OPERATING INCOME	354,875	114,644
OTHER INCOME	19,893	37,140
INTEREST (EXPENSE)	(119,254)	(218,980)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	255,514	(67,196)
INCOME TAX BENEFIT (EXPENSE)	(98,142)	25,263

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$157,372	$(41,933)

NOTE 6 — DEFERRED CHARGES
Deferred Charges consist of the following:

	Six Months Ended		Year Ended
	December 31,		June 30,
	(unaudited)		(audited)
	2007	2006	2007
Regulatory asset for property taxes	$1,860,497	$2,186,862	$2,013,623
Regulatory asset for income taxes	452,646	458,753	452,646
Regulatory asset for deferred environmental remediation costs	216,242	287,708	247,617
Other regulatory assets	—	17,953	—
Unamortized debt issue costs	432,684	866,481	317,539

Total	$2,962,069	$3,817,757	$3,031,425

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
NOTE 7 — CONTINGENCIES
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
At December 31, 2007, we had incurred cumulative costs of approximately $2.1 million in connection with our evaluation and remediation of the site. On May 30, 1995, we received an order from the Montana Public Service Commission (“MPSC”) allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 2007, we had recovered approximately $1.9 million through such surcharges. As of December 31, 2007, the cost remaining to be recovered through the on-going rate is $216,000.
We are required to file with the MPSC every two years for approval to continue the recovery of these costs through a surcharge. During fiscal 2007, the MPSC approved the continuation of the recovery of these costs with its order dated May 15, 2007.
Derivative Contingencies — Among the risks involved in natural gas marketing is the risk of nonperformance by counterparties to contracts for purchase and sale of natural gas. Our marketing and production operation’s subsidiary is party to certain contracts for purchase or sale of natural gas at fixed prices for fixed time periods. Some of these contracts are recorded as derivatives, valued on a mark-to-market basis.
Legal Proceedings —We are party to certain legal proceedings in the normal course of our business, that, in the opinion of management, are not material to our business or financial condition.
NOTE 8 — SEGMENTS OF OPERATIONS
Income from continuing operations is summarized in the table below:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Gross margin (operating revenue less cost of gas sold):
Natural gas operations	$4,956,298	$3,853,052	$7,145,868	$6,052,356
Marketing and production operations	693,154	608,433	1,085,506	1,067,794
Pipeline operations	93,390	99,753	186,855	199,191

	5,742,842	4,561,238	8,418,229	7,319,341

Operating income:
Natural gas operations	1,044,828	1,609,038	898,768	1,549,037
Marketing and production operations	528,401	481,804	764,813	808,529
Pipeline operations	46,789	30,701	73,841	90,448

	1,620,018	2,121,543	1,737,422	2,448,014

Net income from continuing operations:
Natural gas operations	618,201	828,719	507,494	623,944
Marketing and production operations	401,033	271,300	570,374	449,159
Pipeline operations	29,933	12,354	46,108	44,067

	$1,049,167	$1,112,373	$1,123,976	$1,117,170

NOTE 9 — ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following:

	December 31,		June 30,
	(unaudited)		(audited)
	2007	2006	2007
Property tax settlement—current portion	$243,000	$243,000	$243,000
Payable to employee benefit plans	65,872	130,748	132,131
Accrued vacation	284,299	264,525	224,588
Customer deposits	443,519	402,113	394,128
Accrued interest	355,676	160,668	9,069
Accrued taxes other than income	523,539	401,696	506,448
Deferred short-term gain	202,821	243,519	243,519
Customer prepayments from levelized billing	1,609,986	1,193,842	605,031
Other	1,185,280	1,043,936	734,812

Total	$4,913,992	$4,084,047	$3,092,726

December 31, 2006 information presented differs from prior presentations due to the reclassification of certain propane items from “Accrued and other current liabilities” to “Liabilities held for sale.”
NOTE 10 — OTHER LONG TERM LIABILITIES
     Other long-term liabilities consist of the following:

	December 31,		June 30,
	(unaudited)		(audited)
	2007	2006	2007
Asset retirement obligation	$707,301	$668,663	$688,371
Contributions in aid of construction	1,351,338	1,714,093	1,313,907
Customer advances for construction	671,193	472,997	605,221
Accumulated postretirement obligation	—	144,201	—
Deferred gain — long-term *	—	202,822	82,063
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	972,008	1,215,008	1,215,008

Total	$3,785,001	$4,500,945	$3,987,731

December 31, 2006 information presented differs from prior presentations due to the reclassification of certain propane items from “Other long term liabilities” to “Liabilities held for sale.”

*	In January 2005, two long-term contracts were designated as “normal purchases and sales”. The derivative liability as of January 2005 is being amortized over the remaining monthly volumes of the contract at a rate of $1.21 per million British Thermal Units (MMBtu).
NOTE 11 — STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 shares of our common stock to certain key employees. As of December 31, 2007, there are 67,500 options outstanding, 169,500 shares issued under this plan have been exercised, and 63,000 shares are available for future grants under this plan. Additionally, our 1992 Stock Option Plan (the “1992 Option Plan”), which expired in September 2002, provided for the issuance of up to 150,000 shares of our common stock pursuant to options issuable to certain key employees. Under the 2002 Option Plan and the 1992 Option Plan (collectively, “the Option Plans”), the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock). Pursuant to the Option Plans, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance. When the 1992 Option Plan expired in September 2002, 18,900 shares remained unissued and were no longer available for issuance.
SFAS No. 123 Disclosures — Effective July 1, 2005, we have adopted the provisions of SFAS No. 123 Accounting for Stock-Based Compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing.
In the fiscal quarters ended December 31, 2007 and 2006, 30,000 and 15,000 options were granted, respectively. At December 31, 2007 and 2006, a total of 67,500 and 225,750 options were outstanding, respectively.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Expected dividend rate	4.52%	4.20%	4.52%	4.20%
Risk free interest rate	4.24%	5.00%	4.24%	5.00%
Weighted average expected lives, in years	1.75	2.90	1.75	2.90
Price volatility	31.16%	31.38%	31.16%	31.38%
Total intrinsic value of options exercised	$211,038	$35,500	$255,287	$60,000
Total cash received from options exercised	$408,950	$106,125	$449,791	$212,250
A summary of the status of our stock option plans as of December 31, 2007, and June 30, 2007 and 2006 and changes during the periods ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding June 30, 2005	189,000	$5.57
Granted	72,750	$6.74
Exercised	(3,750)	$5.66
Expired	(39,750)	$0.00

Outstanding June 30, 2006	218,250	$5.56
Granted	45,000	$7.03
Exercised	(93,750)	$5.47
Expired	(4,500)	$0.00

Outstanding June 30, 2007	165,000	$5.98
Granted	30,000	$9.88
Exercised	(75,750)	$5.94
Expired	(51,750)	$0.00

Outstanding December 31, 2007	67,500	$6.43	$209,800

Exerciseable December 31, 2007	37,500	$5.74	$140,025

The weighted average fair value of options granted during the quarters ending December 31, 2007 and 2006 was $2.34 and $1.45, respectively. There were 15,000 new options granted in each of the first and second quarters of fiscal year 2008.
The following information applies to options outstanding at December 31, 2007:

		Remaining
		Contractual
Grant	Number	Life	Number	Exercise
Date	Outstanding	(Years)	Exercisable	Price
4/1/2005	30,000	7.3	22,500	$4.41
10/4/2005	15,000	7.8	11,250	$7.01
1/6/2006	7,500	3.0	0	$6.35
12/1/2007	15,000	9.9	3,750	$9.93

	67,500		37,500

NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS
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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing July 1, 2007. We have completed our review and assessment of the impact of adoption of FIN 48. This is discussed in Note 2 — Income Tax Expense.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The effective date of SFAS 159 is for fiscal years beginning after November 15, 2007. The implementation of SFAS 159 is not expected to have a material impact on our results of operations or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R on our consolidated financial statements.
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
Executive Overview
Energy West is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. We distribute 23 billion cubic feet (bcf) of natural gas to approximately 36,000 residential, commercial and industrial customers. In addition to our core natural gas distribution business, we also market approximately 1.6 bcf of natural gas to commercial and industrial customers in Montana and Wyoming and we own the Shoshone interstate and the Glacier gathering pipelines located in Montana and Wyoming. We also have an ownership interest in 165 natural gas producing wells and gas gathering assets that provide our marketing and production operations a natural hedge when gas prices are greater than the cost of production.
Our primary source of revenue and operating margin has been derived from the distribution of natural gas and propane to end-use residential, commercial and industrial customers. We also derive revenues by providing gas supply and load management services to certain industrial and commercial customers through our gas marketing and production subsidiary on an “unregulated” basis.
We continue to focus on expanding and improving our core business — utility service, pipelines, and natural gas production. Significant cost reductions have helped us strengthen our balance sheet, increase net income, restore dividends to our shareholders and keep rates to our customers low. Net income for the first six months of fiscal year 2008 was $7.9 million, compared to net income of $1.1 million for the first six months of fiscal year 2007. The $7.9 million included an extraordinary gain of $6.8 million. This gain was a one-time event associated with the acquisition of Penobscot Natural Gas in Maine, and Frontier Utilities of North Carolina. (See Note 4 in “Notes to Consolidated Financial Statements.”)
Earnings from continuing operations increased from $1,117,000 during the first six months of fiscal year 2007 to $1,124,000 during the first six months of fiscal year 2008. This was the result of savings in several areas, including interest and income tax expense. Earnings also benefited from the acquisition of Frontier Utilities, which was included in income starting October 1, 2007, and Penobscot Natural Gas, starting December 1, 2007. These improvements were offset by one-time charges of approximately $500,000 associated with the realignment of our management team.
We strive to mitigate the effect of higher commodity prices through increased use of both underground storage and our pipeline network. Our utility business has been concentrating on enhancing productivity in our operations and reducing our general, administrative, and overhead expenses. Our improved profitability has afforded us the opportunity to keep rates to our customers low and to increase the dividend payments to our shareholders since resuming dividend payments in October 2005.

In July 2006, we entered into an agreement to sell certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital. This sale was complete on April 1, 2007. We used the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet. We believe that this will enable us to take advantage of opportunities to enhance or expand our existing operations and to acquire additional businesses or assets on favorable terms as and when those opportunities arise such as the recent acquisitions of Frontier Utilities and Penobscot Natural Gas. Additionally, we recently announced the pending purchase of Cut Bank Gas Company.
Recent Events
During the past three months, we have continued our efforts to expand our distribution operations by completing two important acquisitions. On October 1, 2007, we completed our acquisition of Frontier Utilities and on December 1, 2007, we completed our acquisition of Penobscot Natural Gas. We are now in the process of integrating oversight of those utility operations with management of our Montana and Wyoming distribution operations.
Further, on December 20, 2007 we announced the execution of a stock purchase agreement among Energy West and certain shareholders of Cut Bank Gas Company, a natural gas utility serving Cut Bank, Montana, for the sale of 83.16% of the outstanding shares of Cut Bank Gas Company for a purchase price of $500,000 in shares of common stock of Energy West. In addition, Energy West will offer to purchase the remaining shares of Cut Bank Gas Company for a purchase price of $66.44 per share or approximately $100,000 in shares of common stock of Energy West. The acquisition is subject to the approval of the MPSC and is expected to be completed in three to six months. The acquisition is scheduled to close on the last business day of the month after all closing conditions have been satisfied, including MPSC approval, as the case may be. However, there can be no assurances the acquisition will be closed in this timeframe, or at all.
During the first six months of fiscal year 2008, our Marketing and Production Operations segment invested a total of approximately $576,000 for a 19.8% ownership interest in Kykuit Resources, LLC (“Kykuit”), a developer and operator of oil, gas and mineral leasehold estates located in Montana. Richard M. Osborne, our Chairman of the Board, and Steven A. Calabrese, one of our directors, also own interests in Kykuit. John D. Oil and Gas Company, a publicly-held oil and gas exploration company of which Mr. Osborne is the Chairman of the Board and Chief Executive Officer and Mr. Calabrese is a director, is an owner and the managing member of Kykuit. Kykuit holds a 75% interest in certain oil, gas and mineral leasehold estates located in Montana, and has entered a Joint Venture Development Agreement with the 25% owner, Hemus, Ltd., to develop and operate those leasehold estates.
Notwithstanding our investment in Kykuit, our primary focus continues to be our Natural Gas Operations segment. Our acquisitions of Frontier Utilities and Penobscot Natural Gas, pending acquisition of Cut Bank Gas Company and sale of our Arizona propane operations are representative of our focus on expanding our gas utility operations by identifying additional local distribution companies for potential acquisition. Other than Kykuit, we have no plans for additional investments in our marketing and production operations.
In summary, in future periods we intend to maintain the increased earnings that we have built during the last three years and we will continue to sharpen our focus on opportunities and strategies that improve shareholder value.
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Fiscal Quarter Ended December 31, 2007 Compared to Fiscal Quarter Ended December 31, 2006
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of December 31, 2007 and for the three month period ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income — Our net income for the second quarter of fiscal year 2008 was approximately $7.9 million compared to net income of approximately $1.3 million in the second quarter of fiscal year 2007, an improvement of $6.6 million, or 500%. This improvement was primarily due to the recognition of an extraordinary gain of $6.8 million in the second quarter of fiscal year 2008. This gain resulted from the recognition of a net deferred tax asset (after valuation reserve) of $11.5 million from the purchase of Frontier Utilities in North Carolina and Penobscot Natural Gas in Maine. We expect to realize tax benefits in future years, and therefore recorded a deferred tax asset, and a corresponding gain, reduced by the total purchase consideration paid for the companies. (See Note 4 to our Condensed Consolidated Financial Statements for further discussion of the deferred tax asset and the acquisition.) Coupled with the extraordinary gain were decreases in interest expense of $98,000, increases in margin of $1.2 million and reductions in tax expense of $315,000. These improvements were partially offset by an increase in operating expenses of $1.7 million and elimination of the net income in propane or discontinued operations of approximately $157,000.
Revenues — Our revenues for the second quarter of fiscal year 2008 were approximately $20.8 million compared to approximately $18.0 million in the second quarter of fiscal year 2007, an increase of $2.8 million, or 16%. The increase was primarily attributable to: (1) an increase in our marketing and production operation’s production revenue of $1.1 million due primarily to higher sales volumes in our Wyoming market, (2) a natural gas revenue increase of $1.6 million, of which $2.6 million was due to the acquisition of gas operations in Maine and North Carolina, offset by a $1.0 million decrease in the existing natural gas operations from lower volumes and prices, and (3) decreased revenues in our pipeline operations of $6,000 due to a decrease in gathering volumes on the Glacier line.
Gross Margin — Gross margin increased $1.2 million, from approximately $4.6 million in the second quarter of fiscal year 2007 to approximately $5.7 million in the second quarter of fiscal year 2008. Our marketing and production operation’s margin decreased $87,000 due to a $44,000 increase in margin from gas production as a result of higher volumes produced, and a $68,000 increase due to increased sales in our Wyoming market. This was offset partially by a decrease of $26,000 in electricity sales, due to the expiration of our last remaining electricity sales contract.
Our pipeline operations’ margins decreased $6,000 due to lower volumes on the Glacier line. Our natural gas operations’ margins increased $1.1 million, of which $1.3 million was due to the acquisition of gas operations in Maine and North Carolina, offset by an $186,000 decrease in the existing natural gas operations from lower volumes and prices.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $1.7 million in the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007. The primary reasons for this increase were (1) increases in the Company’s distribution, general and administrative costs of $1.4 million, of which approximately $850,000 was related to operations in Maine and North Carolina, and approximately $550,000 was attributable to expenses associated with the realignment of the Energy West management team and other outside legal and consultant fees, (2) increases in depreciation and amortization of $37,000, (3) increases in maintenance of $50,000, and (4) increases of $150,000 for taxes other than income.
Other Income — Other income increased by $25,000 from $77,000 in the second quarter of fiscal year 2007 to $102,000 in the second quarter of fiscal year 2008, all attributable to our natural gas operations.
Interest Expense — Interest expense decreased by approximately $98,000 during the second quarter of fiscal year 2008 from the second quarter of fiscal year 2007 due to a decrease in both short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Income Tax Expense — Income tax expense decreased $315,000 in the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007 due to a decrease in taxable income, coupled with adjustments to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.
Discontinued Operations
Formerly reported as our propane operations, we sold our Arizona propane assets as of April 1, 2007. A small portion of our propane operations was income and expense associated with MRP, our unregulated Montana wholesale operation that supplies propane to our affiliated company reported in our natural gas operations. MRP is now being reported in our marketing and production operations.
Income from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal year 2007, there was income before income taxes of approximately $255,000 from propane operations.

Income Tax Expense — Income tax expense decreased by $98,000 due to the timing of the sale of propane assets.
Extraordinary Gain — The extraordinary gain of $6.8 million reported in the second quarter of fiscal year 2008 related to the acquisitions of Frontier Utilities and Penobscot Natural Gas. We recognized a deferred tax asset, net of valuation allowance, from these acquisitions. The difference between the estimated deferred tax asset (net of valuation reserve) and the total purchase consideration resulted in the non-taxable extraordinary gain (See Note 4 to our Condensed Consolidated Financial Statements).
Six Months Ended December 31, 2007 Compared To Six Months Ended December 31, 2006
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of December 31, 2007 and for the six month period ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income — The Company’s net income for the six months ended December 31, 2007 was approximately $7.9 million compared to net income of approximately $1.1 million for the six months ended December 31, 2006, an increase of $6.8 million, or 618%. This improvement was primarily due to the recognition of an extraordinary gain of $6.8 million in the second quarter of fiscal year 2008. This gain resulted from the recognition of a deferred tax asset of $11.5 million from the purchase of assets in Maine and North Carolina. We expect to realize tax benefits in future years, and therefore recorded a deferred tax asset, (net of valuation reserve) and a corresponding gain, reduced by the total consideration paid for the assets. (See Note 4 for further discussion of the deferred tax asset.) Coupled with the extraordinary gain were decreases in interest expense of $274,000, increases in margin of $1.1 million and reductions in tax expense of $391,000. These improvements were partially offset by an increase in operating expenses of $1.8 million.
Revenues — The Company’s revenues for the six months ended December 31, 2007 were approximately $28.3 million compared to approximately $26.5 in the six months ended December 31, 2006, an increase of $1.8 million, or 7%. The increase was primarily attributable to: (1) an increase in our marketing and production operation’s production revenue of $1.1 million due primarily to higher sales volumes in our Wyoming market, offset by decreases in production and electricity revenue of $83,000 and $90,000 respectively, (2) a natural gas revenue increase of $925,000, of which $2.6 million was due to the acquisition of gas operations in Maine and North Carolina, offset by a $1.7 million decrease in the existing natural gas operations from lower volumes and prices, and (3) decreased revenues in our pipeline operations of $12,000 due to a decrease in gathering volumes on the Glacier line.
Gross Margin — Gross margin increased $1.1 million, from approximately $7.3 million in the first six months of fiscal year 2007 to approximately $8.4 million in the first six months of fiscal year 2008. Our marketing and production operations’ margin increased $17,000 due to an $184,000 increase in retail gas sales from increased volumes in our Wyoming market. This increase was offset by a decrease of $33,000 in electricity sales due to the expiration of our last remaining electricity sales contract, and a $129,000 decrease in margin from gas production as a result of higher production costs.
Our pipeline operation’s margins decreased $12,000 due to lower volumes on the Glacier line. Our natural gas operation’s margins increased $1.1 million, of which $1.3 million was due to the acquisition of gas operations in Maine and North Carolina, offset by a $196,000 decrease in the existing natural gas operations from lower volumes and prices.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $1.8 million in the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007. The primary reasons for this increase were (1) increases in the Company’s distribution, general and administrative costs of $1.5 million, of which approximately $850,000 was related to operations in Maine and North Carolina, and approximately $650,000 was attributable to expenses associated with the realignment of the Energy West management team and other outside legal and consultant fees; (2) increases of $49,000 in depreciation and amortization, (3) increases of $81,000 in maintenance, and (4) increases of $188,000 in taxes other than income taxes.

Other Income — Other income increased by $52,000 from $138,000 in the first six months of fiscal year 2007 to $190,000 in the first six months of fiscal year 2008, all attributable to our natural gas operations.
Interest Expense — Interest expense decreased by approximately $274,000 during the first six months of fiscal year 2008 from the first six months of fiscal year 2007 due to a decrease in both short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Income Tax Expense — Income tax expense decreased $391,000 in the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007 due to a decrease in taxable income, coupled with adjustments to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.
Discontinued Operations
Formerly reported as propane operations, we sold our Arizona propane assets as of April 1, 2007. A small portion of our propane operations was income and expense associated with MRP, our unregulated Montana wholesale operation that supplies propane to our affiliated company reported in our natural gas operations. MRP is now being reported in our marketing and production operations.
Income from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal year 2007, there was a loss before income taxes of approximately $67,000 from propane operations.
Income Tax Benefit — Income tax benefit decreased by $25,000 due to the timing of the sale of propane assets.
Extraordinary Gain —The extraordinary gain of $6.8 million reported in the first six months of fiscal year 2008 is related to the acquisitions of Frontier Utilities and Penobscot Natural Gas. We recognized a deferred tax asset, net of valuation allowance, from these acquisitions. The difference between the deferred tax asset, net of a valuation reserve, and our total purchase consideration resulted in the non-taxable extraordinary gain (See Note 4 to our Condensed Consolidated Financial Statements).

Operating Results of our Natural Gas Operations
For comparative purposes, the following table separates results of operations for our recent acquisitions in Maine and North Carolina from the other natural gas operations. Energy West’s ownership of Frontier Utilities of North Carolina began October 1, 2007. Our ownership of Penobscot Utilities in Bangor, Maine began December 1, 2007. The results of these two operations are combined in the New Acquisitions column below. The Total Less New Acquisitions is comparable to 2006 results.

	Three Months Ended December 31,
	2007			2006
			Total Less
		New	New
	Total	Acquisitions	Acquisitions	Total
Natural Gas Operations
Operating revenues	$16,097,073	$2,612,145	$13,484,928	$14,465,754
Gas purchased	11,140,775	1,322,811	9,817,964	10,612,702

Gross margin	4,956,298	1,289,334	3,666,964	3,853,052
Operating expenses	3,911,470	957,730	2,953,740	2,244,014

Operating income	1,044,828	331,604	713,224	1,609,038
Other income	102,240	(1,350)	103,590	77,402

Income before interest and taxes	1,147,068	330,254	816,814	1,686,440
Interest (expense)	(274,170)	(946)	(273,224)	(379,041)

Income before income taxes	872,898	329,308	543,590	1,307,399
Income tax (expense)	(254,697)	(126,894)	(127,803)	(478,680)

Net income	$618,201	$202,414	$415,787	$828,719

Fiscal Quarter Ended December 31, 2007 Compared to Fiscal Quarter Ended December 31, 2006
Natural Gas Revenues and Gross Margins — The Natural Gas Operation’s revenues without new acquisitions in the second quarter of fiscal year 2008 decreased to approximately $13.5 million from approximately $14.5 million in the second quarter of fiscal year 2007. This $1.0 million decrease was primarily due to lower volumes in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007, coupled with overall lower rates.
Gas purchases in Natural Gas Operations (without new acquisitions) decreased by $795,000 from approximately $10.6 million in the second quarter of fiscal year 2007 to approximately $9.8 million in the second quarter of fiscal year 2008. The decrease in gas cost reflects lower commodity prices during the current fiscal year, coupled with slightly lower volumes.
Gross margin (without new acquisitions) was approximately $3.7 million for the second quarter of fiscal year 2008 compared to approximately $3.9 million in the second quarter of fiscal year 2007. The decrease of $186,000 is primarily due to slightly lower volumes in the current fiscal year.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses (without new acquisitions) were approximately $3.0 million for the second quarter of fiscal year 2008 as compared to approximately $2.2 million for second quarter of fiscal year 2007. The $710,000 increase is due to a $626,000 increase in payroll and other distribution, general and administrative expenses, including expenses associated with the realignment of our management team, and increases in outside legal and consulting fees. Depreciation and taxes other than income taxes increased $28,000 and $55,000, respectively.
Natural Gas Other Income — Other income increased by $27,000 from $77,000 in the second quarter of fiscal year 2007 to $104,000 in the second quarter of fiscal year 2008. This was due primarily to increased service sales in Great Falls, Montana and Cody, Wyoming.
Natural Gas Interest Expense — Interest expense was $106,000 lower in the second quarter of fiscal year 2008 due to a decrease in both short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.

Natural Gas Income Tax Expense — Income tax expenses (without new acquisitions) are $351,000 lower in the second quarter of fiscal year 2008 due to lower taxable income, coupled with an adjustment to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.
Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006
For comparative purposes, the following table separates results of operations for our new acquisitions in Maine and North Carolina from the other natural gas operations. Energy West’s ownership of Frontier Utilities of North Carolina began October 1, 2007. Our ownership of Penobscot Natural Gas in Bangor, Maine began December 1, 2007. The results of these two operations are combined in the New Acquisitions column below. The Total Less New Acquisitions is comparable to 2006 results.

	Six Months Ended December 31,
	2007			2006
			Total Less
		New	New
	Total	Acquisitions	Acquisitions	Total
Natural Gas Operations
Operating revenues	$21,118,295	$2,612,145	$18,506,150	$20,193,756
Gas purchased	13,972,427	1,322,811	12,649,616	14,141,400

Gross margin	7,145,868	1,289,334	5,856,534	6,052,356
Operating expenses	6,247,100	957,730	5,289,370	4,503,319

Operating income	898,768	331,604	567,164	1,549,037
Other income	189,990	(1,350)	191,340	138,368

Income before interest and taxes	1,088,758	330,254	758,504	1,687,405

Interest (expense)	(461,980)	(946)	(461,034)	(710,652)

Income before income taxes	626,778	329,308	297,470	976,753
Income tax benefit (expense)	(119,284)	(126,894)	7,610	(352,809)

Net income	$507,494	$202,414	$305,080	$623,944

Natural Gas Revenues and Gross Margins — The Natural Gas Operation’s operating revenues without new acquisitions in the first six months of fiscal year 2008 decreased to approximately $18.5 million from approximately $20.2 million in the first six months of fiscal year 2007. This $1.7 million decrease was primarily due to lower volumes in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007, coupled with overall lower rates.
Gas purchases in Natural Gas Operations (without new acquisitions) decreased by $1.4 million from approximately $14.1 million in the first six months of fiscal year 2007 to approximately $12.7 million in the first six months of fiscal year 2008. The decrease in gas cost reflects lower commodity prices during the current fiscal year, coupled with slightly lower volumes.
Gross margin (without new acquisitions) was approximately $5.9 million for the first six months of fiscal year 2008 compared to approximately $6.1 million in the first six months of fiscal year 2007. The decrease of $196,000 is primarily due to slightly lower volumes in the current fiscal year.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses (without new acquisitions) were approximately $5.3 million for the first six months of fiscal year 2008 as compared to approximately $4.5 million for the first six months of fiscal year 2007. The $786,000 decrease is due to a $636,000 increase in payroll and other distribution, general and administrative expenses, including expenses associated with the realignment of our management team, and increases in outside legal and consulting fees. Depreciation, maintenance, and taxes other than income taxes increased $28,000, $29,000 and $93,000, respectively.
Natural Gas Other Income — Other income increased by $52,000 from $138,000 in the first six months of fiscal year 2007 to $190,000 in the first six months of fiscal year 2008. This was due primarily to increased service sales in Great Falls, Montana and Cody, Wyoming.

Natural Gas Interest Expense — Interest expense was $360,000 lower in the first six months of fiscal year 2008 due to a decrease in both short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Natural Gas Income Tax Expense — Income tax expenses are $233,000 lower in the first six months of fiscal year 2008 due to lower taxable income, coupled with an adjustment to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.
Operating Results of our Marketing and Production Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Energy West Resources
Operating revenues	$4,629,434	$3,475,766	$7,008,122	$6,104,721
Gas purchased	3,936,280	2,867,333	5,922,616	5,036,927

Gross margin	693,154	608,433	1,085,506	1,067,794
Operating expenses	164,753	126,629	320,693	259,265

Operating income	528,401	481,804	764,813	808,529
Other income (expense)	67	(20)	67	(20)

Income before interest and taxes	528,468	481,784	764,880	808,509

Interest (expense)	(50,626)	(39,903)	(59,054)	(76,382)

Income before income taxes	477,842	441,881	705,826	732,127
Income tax (expense)	(76,809)	(170,581)	(135,452)	(282,968)

Net income	$401,033	$271,300	$570,374	$449,159

Fiscal Quarter Ended December 31, 2007 Compared to Fiscal Quarter Ended December 31, 2006
Marketing and Production Revenues and Gross Margins — Revenues in Marketing and Production Operations increased $1.1 million from approximately $3.5 million in the second quarter of fiscal year 2007 to approximately $4.6 million in the second quarter of fiscal year 2008. Retail gas revenues increased by $1.2 million due primarily to higher sales volumes in our Wyoming market. Revenue from electricity sales decreased by $51,000 due to the expiration of our last remaining electricity customer contract.
The gross margin in our marketing and production operation’s second quarter of fiscal year 2008 of $693,000 represents an increase of $85,000, or 14%, from gross margin earned in the second quarter of fiscal year 2007. Gross margin from gas production increased by $44,000 due to an increase in volumes produced in the second quarter of fiscal year 2008 as compared to the second quarter of fiscal year 2007. Gross margin from retail gas sales increased by $68,000 due to higher sales volumes in our Wyoming market. Offsetting these increases is a decrease in margin from electricity sales of $26,000 due to the expiration of our last remaining electricity customer contract.
Marketing and Production Operating Expenses — Operating expenses in Marketing and Production Operations increased approximately $38,000 from $127,000 for the second quarter of fiscal year 2007 to $165,000 for the second quarter of fiscal year 2008. This change is caused primarily by increases in depreciation and increases in administrative expenses associated with the realignment of the Energy West management team.
Marketing and Production Interest Expense — Interest expense increased by $11,000 due to change in the method of allocation of short term interest. Marketing and Production Operation’s borrowings to purchase stored gas resulted in these short-term interest charges. This increase in borrowings was offset by a decrease in company wide short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Marketing and Production Income Tax Expense — Income tax expense in the second quarter of fiscal year 2008 is $77,000, a $94,000 decrease from $171,000 in the second quarter of fiscal year 2007 due to adjustment to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006
Marketing and Production Revenues and Gross Margins — Revenues increased $900,000 from approximately $6.1 million in the six months ended December 31, 2006 to approximately $7.0 million in the six months ended December 31, 2007. Retail gas revenues increased by $1,060,000 due primarily to higher sales volumes in our Wyoming market. This is offset by a decrease in production revenue of $83,000 and a decrease in electricity revenue of $90,000 due to the expiration of our last remaining electricity customer contract.
Gross margin increased $17,000 from approximately $1.07 million in the first six months of fiscal 2007 to approximately $1.09 million in the first six months of fiscal 2008. Gross margin from gas production decreased by $129,000 due to higher production costs and margin from electricity sales decreased by $33,000 due to the expiration of our last remaining electricity sales contract. These decreases are offset by an increase in gross margin from retail gas sales of $184,000 due primarily to higher sales volumes in our Wyoming market.
Marketing and Production Operating Expenses — Operating expenses increased $61,000, from approximately $260,000 for first six months of fiscal 2007 to approximately $321,000 for the first six months of fiscal 2008. This change is caused primarily by increases in depreciation and administrative expenses associated with the realignment of the Energy West management team.
Marketing and Production Interest Expense — Interest expense decreased by $17,000 due to a decrease in short-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Marketing and Production Income Tax Expense — Income tax expense in the first six months of fiscal year 2008 is $135,000, a $148,000 decrease from $283,000 in the first six months of fiscal year 2007 due primarily to adjustment to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.
Operating Results of our Pipeline Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Pipeline Operations

Operating revenues	$93,390	$99,753	$186,855	$199,191
Gas purchased	—	—	—	—

Gross margin	93,390	99,753	186,855	199,191
Operating expenses	46,601	69,052	113,014	108,743

Operating income	46,789	30,701	73,841	90,448
Other income	—	—	36	—

Income before interest and taxes	46,789	30,701	73,877	90,448

Interest (expense)	(4,672)	(8,650)	(8,677)	(16,871)

Income before income taxes	42,117	22,051	65,200	73,577
Income tax (expense)	(12,220)	(9,697)	(19,092)	(29,510)

Net income	$29,897	$12,354	$46,108	$44,067

There have been no material changes in pipeline operations in both the three and six months ending December 31, 2007 compared to the three and six months December 31, 2006, as illustrated in the table above

Discontinued Operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Discontinued Operations:
Income (loss) from discontinued operations before income tax	$—	$255,514	$—	$(67,196)
Income tax benefit (expense)	—	(98,142)	—	25,263

Income (loss) from discontinued operations	$—	$157,372	$—	$(41,933)

Fiscal Quarter Ended December 31, 2007 Compared to Fiscal Quarter Ended December 31, 2006
Formerly reported as Propane Operations, we have sold our Arizona propane assets as of April 1, 2007. A small portion of our propane operation as previously reported was income and expense associated with MRP. MRP is now being reported in our Marketing and Production Operations segment.
Income (loss) from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal year 2007, there was income before income taxes of $157,000 from propane operations during the second quarter.
Income Tax Benefit (Expense) — Income tax expense decreased by $98,000 due to the timing of the sale of propane assets.
Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006
Income (loss) from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal year 2007, there was a loss before income taxes of $67,000 during the six months ended December 31, 2006 from propane operations.
Income Tax Benefit (Expense) — Income tax benefit decreased by $25,000 due to the timing of the sale of assets.
Corporate and Other
Extraordinary Gain — The extraordinary gain of $6.8 million reported in the first six months of fiscal year 2008 related to the acquisitions of Frontier Utilities and Penobscot Natural Gas. We recognized a deferred tax asset from these acquisitions. The difference between the estimated deferred tax asset (after valuation reserve) and our total purchase consideration resulted in the non-taxable extraordinary gain (See Note 4 to our Condensed Consolidated Financial Statements).
Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.
Our ability to maintain liquidity depends upon our $20.0 million credit facility with LaSalle Bank, shown as line of credit on the accompanying balance sheets. Our use of the LaSalle revolving line of credit increased to $6.5 million at December 31, 2007, compared with $5.0 million at December 31, 2006. This $1.5 million is reflective of increased receivables and inventories while holding net income before extraordinary items at approximately $1.1 million for the first six months of both fiscal year 2007 and 2008. We finance our capital expenditures on an interim basis through the LaSalle revolving line of credit. We periodically repay our short-term borrowings under the LaSalle revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. On April 1, 2007 we sold certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital. We used the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet. We believe that has and will continue to enable our company to take advantage of opportunities to enhance or expand our existing operation and to acquire additional businesses or assets on favorable terms as and when those opportunities arise.
Long-term debt decreased to $13.0 million at December 31, 2007, compared with $17.3 million at December 31, 2006. This $4.5 million decrease resulted from scheduled principal payments on our notes, and the refinancing of our debt in June 2007. We used a portion on the proceeds from the sale of propane assets to further reduce our long-term debt.
Cash decreased by $5.1 million from June 30, 2007 to December 31, 2007, compared with the $600,000 decrease in cash for the first six months ended December 31, 2006, as shown in the following table:

	December 31,
	2007	2006
Cash used in operating activities	$(4,104,829)	$(4,031,090)
Cash used in investing activities	(6,526,070)	(898,292)
Cash provided by financing activities	5,526,140	4,329,650

Decrease in cash	$(5,104,759)	$(599,732)

Cash used in operating activities was approximately $100,000 higher in the six months ended December 31, 2007, than the six months ended December 31, 2006. This was due to an extraordinary gain of $6.8 million offset by an increase in deferred taxes of $6.7 million, and overall increases in other assets net of liabilities.
Cash used in investing activities was approximately $5.6 million higher in the six months ended December 31, 2007, than the six months ended December 31, 2006. This was due to $4.6 million in cash paid for the stock of Frontier Utilities and Penobscot Natural Gas, a 19.8% investment interest of $576,000 in Kykuit, $68,000 in other investments, a decrease in customer advances received for construction and contributions in aid of construction of $90,000, and an increase of $291,000 for construction expenditures.
Cash provided by financing activities was approximately $1.2 million more in the six months ended December 31, 2007 than in the six months ended December 31, 2006 due to increased dividends paid of $421,000, increased net borrowings on the line of credit of 1.5 million, increased sale of common stock and adjustments for intrinsic value of options exercised of $222,000, decreased payment of long-term debt of $283,000, an increase of repurchase of common stock of $151,000, and a decrease in other short-term borrowing of $212,000.
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
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, we issued $13.0 million aggregate principal amount of our 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $400,000 in new debt issue costs to be amortized over the life of the new note.
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
The following table represents borrowings under the LaSalle revolving line of credit for each of the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 30, 2008
Minimum borrowing	$—	$3,775,000
Maximum borrowing	$—	$7,525,000
Average borrowing	$—	$4,558,000

Year Ended June 30, 2007
Minimum borrowing	$—	$2,900,000	$—	$—
Maximum borrowing	$2,900,000	$6,200,000	$3,502,000	$6,700,000
Average borrowing	$282,000	$4,384,000	$392,000	$485,000
     Our 6.16% Senior Unsecured Note and LaSalle credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At December 31, 2007 and 2006, we believe we were in compliance with the financial covenants under our debt agreements.
     At December 31, 2007, we had approximately $1.9 million of cash on hand, and approximately $6.5 million in borrowings under the $20.0 million LaSalle revolving line of credit. In addition, at December 31, 2007, we had one outstanding letter of credit related to supply contracts for $500,000. This letter of credit reduces our available borrowings on our line of credit. As discussed above, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. Our availability normally increases in January as monthly heating bills are paid and storage related gas purchases are no longer necessary.
     The total amount outstanding under all of our long term debt obligations was $13.0 million and $17.3 million at December 31, 2007 and December 31, 2006, respectively. The portion of such obligations due within one year was $0 at December 31, 2007, and approximately $1.1 million at December 31, 2006.
Capital Expenditures
     We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. In fiscal 2007, 2006 and 2005, our total capital expenditures were approximately $2.4 million, $1.9 million and $2.2 million, respectively. Expenditures for fiscal 2007, 2006 and 2005 were limited to essential needs only. We estimate future cash requirements for capital expenditures will be as follows:

			Estimated
			Future Cash
	Actual	Actual	Requirements
	FY 2007	through 12/31/07	through 6/30/08
		(In thousands)
Natural Gas Operations	$2,024	$1,151	$2,716
Energy West Resources	361	197	—
Pipeline Operations	21	37	—
Acquistions	—	4,602	733

Total capital expenditures	$2,406	$1,385	$2,716

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
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on December 31, 2007.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years

Interest payments (a)	$8,008,000	$800,800	$1,601,600	$1,601,600	$4,004,000

Long Term Debt (b)	13,000,000	—	—	—	13,000,000

Operating Lease Obligations	52,864	52,864	—	—	—

Transportation and Storage Obligation (c)	9,309,222	4,340,510	4,968,712	—	—

Total Obligations	$30,370,086	$5,194,174	$6,570,312	$1,601,600	$17,004,000

(a)	Our long-term debt, notes payable and customers’ deposits all require interest payments. Interest payments are projected based on debt service schedules provided at debt issuance.
(b)	See Note 3 of the Notes to Consolidated Financial Statements for a description of this debt.
(c)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.
CONTRACTS ACCOUNTED FOR AT FAIR VALUE
Management of Risks Related to Derivatives - Our company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counterparty performance. Our company has established policies and procedures to manage such risks. Our risk management committee, comprised of company officers and management, oversees our risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counterparty credit risks, and other risks related to the energy commodity business.
In order to mitigate the risk of natural gas market price volatility related to firm commitments to purchase or sell natural gas, from time to time our company and its subsidiaries have entered into hedging arrangements. Such arrangements may be used to protect profit margins on future obligations to deliver gas at a fixed price, or to protect against adverse effects of potential market price declines on future obligations to purchase gas at fixed prices.
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
As of December 31, 2007, these agreements were reflected on our consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities
Contracts maturing during fiscal year 2009	$64,186	$64,357

Regulated Operations - In the case of our regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures approved by the public service regulatory commissions of the States of Montana, Wyoming, Maine and North Carolina. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases,” pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
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
ITEM 4 —CONTROLS AND PROCEDURES
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
PART II — OTHER INFORMATION
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2007 Annual Meeting of Shareholders on November 15, 2007. The following nominees were elected to the Company’s Board of Directors to serve for a one year term unless they resign.

Name	For	Withheld
W. E. Argo	2,446,783	56,720
Steven A. Calabrese	2,442,143	62,049
David A. Cerotzke	2,448,012	56,180
Mark D. Grossi	2,443,138	61,054
Richard M. Osborne	2,433,044	71,148
James R. Smail	2,441,938	61,854
Thomas J. Smith	2,442,538	61,654
James E. Sprague	2,438,059	65,733
Additionally, the Company’s shareholders voted upon a proposal to ratify the appointment of Hein & Associates LLP as our independent auditors for the fiscal year ending June 30, 2008. The results are below.

For	Withheld	Abstain
2,479,695	22,312	1,999

The Company’s shareholders also voted upon a proposal to amend the Company’s Articles of Incorporation to increase the authorized capitalization of the Company, thereby increasing the number of authorized shares of common stock from 5,000,000 to 15,000,000. The results of the voting are below.

For	Withheld	Abstain
2,085,305	409,473	9,228
ITEM 6 — EXHIBITS

Exhibit Number	Description
3.1(a)	Restated Articles of Incorporation. Exhibit 3.1 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, as filed on July 8, 1997, is incorporated herein by reference.

3.1(b)	Articles of Amendment to the Articles of Incorporation dated June 3, 2004. Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed on June 4, 2007, is incorporated herein by reference.

3.1(c)	Articles of Amendment to the Articles of Incorporation dated October 31, 2005. Exhibit 3.1(c) to the Registrant’s Annual Report, as filed on September 27, 2007, is incorporated herein by reference.

3.1(d)	Articles of Amendment to the Articles of Incorporation dated May 29, 2007. Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on June 4, 2007, is incorporated herein by reference.

3.1(e)*	Articles of Amendment to the Articles of Incorporation dated December 5, 2007.

10.1*	Amendment No. 3 to Stock Purchase Agreement, dated November 28, 2007, by and between Energy West, Incorporated and Sempra Energy, a California corporation.

10.2*	First Amendment to Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated December 17, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished or filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED
February 14, 2008	/s/ Thomas J. Smith
Thomas J. Smith
Chief Financial Officer (principal financial officer and principal accounting officer)

February 14, 2008	/s/ James W. Garrett
James W. Garrett
Chief Operating Officer and President

INDEX TO EXHIBIT

Exhibit Number	Description

3.1(a)	Restated Articles of Incorporation. Exhibit 3.1 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, as filed on July 8, 1997, is incorporated herein by reference.

3.1(b)	Articles of Amendment to the Articles of Incorporation dated June 3, 2004. Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed on June 4, 2007, is incorporated herein by reference.

3.1(c)	Articles of Amendment to the Articles of Incorporation dated October 31, 2005. Exhibit 3.1(c) to the Registrant’s Annual Report, as filed on September 27, 2007, is incorporated herein by reference.

3.1(d)	Articles of Amendment to the Articles of Incorporation dated May 29, 2007. Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on June 4, 2007, is incorporated herein by reference.

3.1(e)*	Articles of Amendment to the Articles of Incorporation dated December 5, 2007.

10.1*	Amendment No. 3 to Stock Purchase Agreement, dated November 28, 2007, by and between Energy West, Incorporated and Sempra Energy, a California corporation.

10.2*	First Amendment to Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated December 17, 2007.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Furnished or filed herewith.