Form 10-Q
period 2008-03-31
ENERGY WEST INC
filed 2008-05-15
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of May 12, 2008 was 4,347,019 shares.
As used in this Form 10-Q, the terms “company”, “Energy West”, “Registrant”, “we”, “us”, and “our” mean Energy West, Incorporated and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of March 31, 2008.

ENERGY WEST, INCORPORATED
INDEX TO FORM 10-Q

Page No.

Part I — Financial Information

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2008, March 31, 2007 and June 30, 2007	3

Condensed Consolidated Statements of Operations (unaudited) - three months ended March 31, 2008 and 2007, and nine months ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows — (unaudited) nine months ended March 31, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	29

Item 4 - Controls and Procedures	30

Part II — Other Information

Item 5 - Exhibits	31

Signatures

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, MARCH 31, 2008 AND 2007, AND JUNE 30, 2007

	March 31,		June 30,
	(unaudited)		(audited)
	2008	2007	2007
ASSETS
Current Assets:
Cash	$2,264,078	$1,147,704	$7,010,020
Marketable securities	301,989	—	—
Accounts and notes receivable less $195,384, $220,118 and $64,054, respectively, allowance for bad debt	7,261,014	5,774,107	3,532,083
Unbilled gas	2,783,185	1,574,040	649,939
Derivative assets	92,258	107,975	57,847
Natural gas and propane inventories	442,069	675,050	5,474,309
Materials and supplies	972,792	394,109	377,296
Prepayments and other	565,366	287,373	142,964
Prepaid income tax	959,697	—	162,432
Recoverable cost of gas purchases	645,103	1,544,680	307,899
Deferred tax asset	—	—	53,370
Assets held for sale	—	12,524,572	—

Total current assets	16,287,551	24,029,610	17,768,159

Property, Plant and Equipment, Net	31,479,732	30,370,404	30,473,991

Deferred Charges	2,820,116	3,610,615	3,031,425
Deferred Tax Asset Long Term	7,095,185	—	—
Other Investments	597,792	—	—
Other Assets	405,046	594,222	560,463

TOTAL ASSETS	$58,685,422	$58,604,851	$51,834,038

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Accounts payable	$6,035,241	$5,265,257	$4,543,525
Current portion of long-term debt	—	1,060,000	—
Derivative liabilities	92,423	63,039	58,018
Accrued income taxes	—	111,214	—
Deferred income taxes	73,711	431,964
Accrued and other current liabilities	4,168,474	3,975,397	3,092,726
Liabilities held for sale	—	936,305	—

Total current liabilities	10,369,849	11,843,176	7,694,269

Other Obligations:
Deferred income taxes	—	5,529,869	4,585,170
Deferred investment tax credits	255,362	276,424	271,158
Other long-term liabilities	3,875,811	4,069,602	3,987,731

Total	4,131,173	9,875,895	8,844,059

Long-Term Debt	13,000,000	15,218,333	13,000,000

Commitments and Contingencies (see note 7)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; (a) $.15 par value, 15,000,000 shares authorized, 4,346,644, 4,502,928 and 4,288,656 shares outstanding at March 31, 2008 and 2007, and June 30, 2007 respectively	651,997	675,439	643,298
Capital in excess of par value	6,192,241	7,964,587	5,867,727
Retained earnings	24,340,162	13,027,421	15,784,685

Total stockholders’ equity	31,184,400	21,667,447	22,295,710

TOTAL CAPITALIZATION	44,184,400	36,885,780	35,295,710

TOTAL LIABILITIES AND CAPITALIZATION	$58,685,422	$58,604,851	$51,834,038

(a)	On February 1, 2008 a 3:2 stock split was effectuated. Outstanding common shares have been restated to reflect the stock split.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUES:
Natural gas operations	$24,167,479	$17,917,310	$45,285,774	$38,243,199
Gas and electric—wholesale	6,620,996	3,521,291	12,437,687	9,508,646
Pipeline operations	89,797	94,086	276,652	293,277

Total revenues	30,878,272	21,532,687	58,000,113	48,045,122

EXPENSES:
Gas purchased	17,709,457	13,754,736	31,681,884	28,028,269
Gas and electric—wholesale	5,529,655	2,756,280	10,260,840	7,675,841

Total cost of sales	23,239,112	16,511,016	41,942,724	35,704,110

GROSS MARGIN	7,639,160	5,021,671	16,057,389	12,341,012

Distribution, general, and administrative	2,750,428	1,479,429	7,352,336	4,580,704
Maintenance	203,190	149,543	529,105	393,978
Depreciation and amortization	487,248	418,920	1,376,619	1,269,122
Taxes other than income	644,844	615,265	1,508,457	1,290,680

Total expenses	4,085,710	2,663,157	10,766,517	7,534,484

OPERATING INCOME	3,553,450	2,358,514	5,290,872	4,806,528
OTHER INCOME	48,157	33,614	238,250	171,962
INTEREST (EXPENSE)	(287,748)	(382,323)	(817,459)	(1,186,228)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	3,313,859	2,009,805	4,711,663	3,792,262
INCOME TAX (EXPENSE)	(1,006,561)	(716,802)	(1,280,389)	(1,382,089)

INCOME FROM CONTINUING OPERATIONS	2,307,298	1,293,003	3,431,274	2,410,173

DISCONTINUED OPERATIONS:
Income from discontinued operations	—	1,040,057	—	972,861
Income tax benefit (expense)	—	(403,747)	—	(378,484)

INCOME FROM DISCONTINUED OPERATIONS:	—	636,310	—	594,377

INCOME BEFORE EXTRAORDINARY ITEM	2,307,298	1,929,313	3,431,274	3,004,550
EXTRAORDINARY ITEM	—	—	6,819,182	—

NET INCOME	$2,307,298	$1,929,313	$10,250,456	$3,004,550

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.53	$0.29	$0.80	$0.54
Income from discontinued operations	$0.00	$0.14	$0.00	$0.13
Extraordinary item	$0.00	$0.00	$1.58	$0.00

	$0.53	$0.43	$2.38	$0.68
DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.53	$0.28	$0.79	$0.54
Income from discontinued operations	$0.00	$0.14	$0.00	$0.13
Extraordinary item	$0.00	$0.00	$1.58	$0.00

	$0.53	$0.42	$2.37	$0.67
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: (a)
Basic	4,337,363	4,484,160	4,304,018	4,440,446
Diluted	4,342,462	4,540,815	4,316,500	4,482,440

(a)	On February 1, 2008, a 3:2 stock split was effectuated. Weighted average shares and earning per share have been restated to reflect the stock split.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,250,456	$3,004,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including deferred charges and financing costs	1,541,599	1,583,075
Derivative assets	(34,411)	29,890
Derivative liabilities	34,405	20,375
Deferred gain	60,712	(182,806)
Investment tax credit	(15,796)	(15,796)
Deferred income taxes	(7,794,502)	(143,216)
Changes in assets and liabilities:
Accounts receivable	(4,816,726)	(2,656,231)
Natural gas and propane inventories	5,032,240	4,183,549
Accounts payable	(199,074)	1,436,316
Recoverable/refundable cost of gas purchases	(372,713)	(1,465,169)
Prepayments and other	(347,095)	(25,609)
Net assets held for sale	—	(753,939)
Other assets & liabilities	924,131	(996,180)

Net cash provided by operating activities	4,263,226	4,018,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(2,389,620)	(1,846,985)
Purchase of Marketable Securities	(301,989)	—
Purchase of stock — Frontier Utilities and Penobscot Natural Gas	(4,601,599)	—
Other investments	(597,792)	—
Customer advances received for construction	138,408	216,150
Contributions in aid of construction	33,353	7,251

Net cash used in investing activities	(7,719,239)	(1,623,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(2,384,880)
Proceeds from lines of credit	12,475,495	8,777,000
Repayments of lines of credit	(12,475,495)	(8,777,000)
Repurchase of common stock	(161,651)	—
Sale of common stock	410,221	565,563
Dividends paid	(1,538,499)	(1,067,782)

Net cash used in financing activities	(1,289,929)	(2,887,099)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,745,942)	(491,874)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,010,020	1,639,578

End of period	$2,264,078	$1,147,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Energy West, Incorporated is a regulated public utility, with certain non-utility operations conducted through its subsidiaries. We were originally incorporated in Montana in 1909. We currently have five reporting segments:

• Natural Gas Operations	We distribute approximately 23 billion cubic feet of natural gas to approximately 36,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Elkin, North Carolina and Bangor, Maine. The approximate population of the service territories is 173,000. The operation in Elkin, North Carolina was added October 1, 2007. The operation in Bangor, Maine was added December 1, 2007.

• Marketing and Production Operations	We market approximately 1.6 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, Energy West Resources (“EWR”). EWR has an average 60% gross working interest in 162 natural gas producing wells and gas gathering assets. Energy West Propane, Inc. dba Missouri River Propane (“MRP”), our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in Propane Operations. It is now being reported in marketing and production operations.

In addition, during fiscal year 2008, EWR invested in 19.8% of the membership interests of Kykuit Resources, LLC (“Kykuit”), a developer and operator of oil, gas and mineral leasehold estates located in Montana. The cost method of accounting is used to account for income and losses from this investment. There was no material gain or loss in the first nine months of fiscal year 2008. There is certain common ownership and management between Kykuit and the Company.

• Pipeline Operations (EWD)	We own the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming. Certain natural gas producing wells owned by our pipeline operations are being managed and reported under our marketing and production operations.

• Propane Operations (Discontinued Operations)	We annually distributed approximately 5.4 million gallons of propane to approximately 8,000 customers through utilities operating underground vapor systems in and around Payson, Pine, and Strawberry, Arizona and retail distribution of bulk propane to approximately 2,300 customers in the same Arizona communities. The Arizona assets were sold during fiscal year 2007, and the results of operations for the propane assets related to this sale have been reclassified as income from discontinued operations. The associated assets and liabilities are shown on the consolidated balance sheet as “Assets held for sale” and “Liabilities held for sale.” See Note 5. MRP, our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in propane operations. It is now being reported in marketing and production operations.

• Corporate and Other	This segment was not reported prior to the second quarter of 2008. Corporate and Other was primarily established to encompass the results of Corporate acquisitions and other equity transactions. The extraordinary gain of $6.8 million from the acquisition of properties in the second quarter of fiscal year 2008 has been reported in this segment. In addition, the $3,680 of dividend income from equity investments in the third quarter of fiscal year 2008 has been reported here.
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
During the first nine months of fiscal 2008, the Company has not entered into any new contracts requiring mark-to-market accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). However, existing derivatives as of March 31, 2008 were reflected on the Company’s consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities

Contracts maturing during fiscal year 2009	$92,258	$92,423

Natural Gas and Propane Operations — In the case of the Company’s regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures of the public service regulatory commissions of Montana, Wyoming, North Carolina and Maine. As of March 31, 2008, the Company’s regulated operations have no contracts meeting the mark-to-market accounting requirements.

NOTE 2 — INCOME TAX EXPENSE
Income tax expense differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Income tax from continuing operations:
Tax expense at statutory rate of 35%	$1,159,851	$703,432	$1,601,965	$1,327,292
State income tax expense, net of federal tax expense	74,529	45,201	107,596	85,288
Amortization of deferred investment tax credits	(5,265)	(5,265)	(15,795)	(5,265)
Other	(222,553)	(26,565)	(413,377)	(25,226)

Total income tax expense from continuing operations	1,006,561	716,802	1,280,389	1,382,089

Income tax from discontinued operations:
Tax expense (benefit) at statutory rate of 34%	—	$364,020	—	$340,501
State income tax expense (benefit) net of federal tax expense (benefit)	—	23,391	—	21,880
Other	—	16,336	—	16,103

Total income tax expense (benefit) from discontinued operations	—	403,747	—	378,484

Total income tax expense	$1,006,561	$1,120,549	$1,280,389	$1,760,573

Other tax benefit for fiscal year 2008 includes an adjustment related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states.
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 are to be applied to all tax positions upon initial adoption of the Interpretation. Upon adopting FIN 48, the Company had no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. During the first nine months of fiscal year 2008, no adjustments were recognized for uncertain tax positions.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax benefits were accrued at March 31, 2008.
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
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, the Company issued 6.16% Senior Unsecured Notes in the aggregate principal amount of $13.0 million, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $455,000 in new debt issue costs to be amortized over the life of the new notes.
Debt Covenants — The Company’s Senior Unsecured Notes and LaSalle credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At March 31, 2008, the Company believes it was in compliance with the financial covenants under its new debt agreements.
At March 31, 2008, the Company had approximately $2.3 million of cash on hand. In addition, at March 31, 2008, the Company had $0 in borrowings under the LaSalle revolving line of credit. In addition, at March 31, 2008, we had two outstanding letters of credit related to supply contracts totaling $1.6 million. These letters of credit reduce our available borrowings on our line of credit. The Company’s net availability at March 31, 2008, was $18.4 million under the LaSalle revolving line of credit.
The total amount outstanding under all of the Company’s long-term debt obligations was $13.0 million and approximately $15.2 million at March 31, 2008, and March 31, 2007, respectively. The portion of such obligations due within one year was $0 and $1.1 million at March 31, 2008, and March 31, 2007, respectively.
NOTE 4 — ACQUISITIONS AND EXTRAORDINARY GAIN
On October 1, 2007, the Company completed the acquisition of Frontier Utilities of North Carolina, Inc. (“Frontier Utilities”), which operates a natural gas utility in and around Elkin, North Carolina through its subsidiary, Frontier Energy, LLC. The purchase price was $4.5 million in cash, plus adjustment for taxes and working capital, resulting in a total purchase price of approximately $4.9 million. On December 1, 2007, the Company completed the acquisition of Penobscot Natural Gas Company, Inc. (“Penobscot Natural Gas”) for a purchase price of approximately $226,000, plus adjustment for working capital, resulting in a total purchase price of approximately $434,000. Penobscot Natural Gas is the parent company of Bangor Gas Company LLC, which operates a natural gas utility in and around Bangor, Maine.
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
Following FAS 109, our balance sheet at March 31, 2008 reflects a gross deferred tax asset of approximately $16.9 million, offset by a valuation allowance of approximately $5.3 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.6 million.

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
NOTE 5 — DISCONTINUED OPERATIONS
On July 17, 2006, we entered into an Asset Purchase Agreement among the Company, our subsidiary Energy West Propane, Inc. (EWP), and SemStream, L.P. Pursuant to the Asset Purchase Agreement, our company and EWP agreed to sell, and SemStream agreed to buy, (i) all of the assets and business operations associated with our regulated propane gas distribution system operated in the cities and outlying areas of Payson, Pine, and Strawberry, Arizona (the “Regulated Business”), and (ii) all of the assets and business operations of EWP that are associated with certain “non-regulated” propane assets in the same geographic area (the “Non-Regulated Business,” and together with the Regulated Business, the “Business”).
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
The assets and liabilities of the discontinued operations are presented separately under the captions “Assets Held for Sale” and “Liabilities Held for Sale”, respectively, in the accompanying Balance Sheets at March 31, 2007 and consist of the following:
Assets and Liablilities Held for Sale

March 31, 2007
(unaudited)

Assets held for sale:
Accounts receivable	$1,481,792
Unbilled gas	348,003
Propane inventory	820,844
Materials and supplies	177,415
Prepayments	54,381
Recoverable cost of gas purchases	458,769
Property, plant and equipment, net	9,183,368

Total assets held for sale	12,524,572
Liablilities held for sale:
Accounts payable	200,762
Other current liabilities	101,363
Contributions in aid of construction	634,180

Total liabilities held for sale	936,305

Net assets held for sale	$11,588,267

The following table details the line item “Income from Discontinued Operations” that appears on the face of the Statements of Operations for the three and nine month periods ending March 31, 2007, as well as for the Propane Operations data appearing in Item 2.

	Three Months Ended	Nine Months Ended
	March 31, 2007	March 31, 2007
	(unaudited)	(unaudited)

DISCONTINUED OPERATIONS:
REVENUES:
Propane operations	$5,830,652	$10,266,377
COST OF SALES:
Gas purchased	3,916,954	6,905,881

GROSS MARGIN	1,913,698	3,360,496
EXPENSES:
Distribution, general, and administrative	560,314	1,536,368
Maintenance	46,062	84,644
Depreciation and amortization	123,420	365,489
Taxes other than income	44,392	119,841

Total expenses	774,188	2,106,342

OPERATING INCOME	1,139,510	1,254,154
OTHER INCOME	14,148	51,288
INTEREST (EXPENSE)	(113,601)	(332,581)

INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	1,040,057	972,861
INCOME TAX BENEFIT (EXPENSE)	(403,747)	(378,484)

INCOME FROM DISCONTINUED OPERATIONS	$636,310	$594,377

NOTE 6 — DEFERRED CHARGES
Deferred Charges consist of the following:

	March 31,		June 30,
	(unaudited)		(audited)
	2008	2007	2007

Regulatory asset for property taxes	$1,755,654	$2,083,245	$2,013,623
Regulatory asset for income taxes	480,926	458,753	452,646
Regulatory asset for deferred environmental remediation costs	171,684	264,471	247,617
Unamortized debt issue costs	411,852	804,146	317,539

Total	$2,820,116	$3,610,615	$3,031,425

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
At March 31, 2008, we had incurred cumulative costs of approximately $2.1 million in connection with our evaluation and remediation of the site. On May 30, 1995, we received an order from the Montana Public Service Commission (“MPSC”) allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of March 31, 2008, we had recovered approximately $1.9 million through such surcharges. As of March 31, 2008, the cost remaining to be recovered through the on-going rate is $172,000.
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
NOTE 8 — SEGMENTS OF OPERATIONS
Income from continuing operations is summarized in the table below:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007

Gross margin (operating revenue less cost of gas sold):
Natural gas operations	$6,458,022	$4,162,574	$13,603,890	$10,214,930
Marketing and production operations	1,091,341	765,011	2,176,847	1,832,805
Pipeline operations	89,797	94,086	276,652	293,277

	7,639,160	5,021,671	16,057,389	12,341,012

Operating income:
Natural gas operations	2,558,912	1,737,540	3,457,680	3,286,577
Marketing and production operations	954,819	630,007	1,719,632	1,438,536
Pipeline operations	39,719	(9,033)	113,560	81,415

	3,553,450	2,358,514	5,290,872	4,806,528

Net income from continuing operations:
Natural gas operations	1,610,688	934,284	2,118,182	1,558,228
Marketing and production operations	671,125	367,326	1,241,499	816,485
Pipeline operations	21,805	(8,607)	67,913	35,460

	$2,303,618	$1,293,003	$3,427,594	$2,410,173

NOTE 9 — ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	March 31,		June 30,
	(unaudited)		(audited)
	2008	2007	2007

Property tax settlement—current portion	$242,120	$243,000	$243,000
Payable to employee benefit plans	98,808	171,241	132,131
Accrued vacation	289,781	241,313	224,588
Customer deposits	452,671	387,938	394,128
Accrued interest	157,684	382,523	9,069
Accrued taxes other than income	683,706	737,159	506,448
Deferred short-term gain	142,775	243,519	243,519
Customer prepayments from levelized billing	876,792	587,456	605,031
Other	1,224,137	981,248	734,812

Total	$4,168,474	$3,975,397	$3,092,726

March 31, 2007 information presented differs from prior presentations due to the reclassification of certain propane items from “Accrued and other current liabilities” to “Liabilities held for sale.”

NOTE 10 — OTHER LONG TERM LIABILITIES
Other long-term liabilities consist of the following:

	March 31,		June 30,
	(unaudited)		(audited)
	2008	2007	2007

Asset retirement obligation	$716,766	$677,636	$688,371
Contributions in aid of construction	1,360,247	1,308,826	1,313,907
Customer advances for construction	743,629	493,995	605,221
Accumulated postretirement obligation	—	148,200	—
Deferred gain — long-term	—	142,776	82,063
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	972,008	1,215,008	1,215,008

Total	$3,875,811	$4,069,602	$3,987,731

March 31, 2007 information presented differs from prior presentations due to the reclassification of certain propane items from “Other long term liabilities” to “Liabilities held for sale.”
NOTE 11 — STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 shares of our common stock to certain key employees. As of March 31, 2008, there were 19,500 options outstanding, 205,750 shares issued under this plan have been exercised, and 74,750 shares are available for future grants under this plan. Additionally, our 1992 Stock Option Plan (the “1992 Option Plan”), which expired in September 2002, provided for the issuance of up to 150,000 shares of our common stock pursuant to options issuable to certain key employees. Under the 2002 Option Plan and the 1992 Option Plan (collectively, “the Option Plans”), the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock). Pursuant to the Option Plans, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance. When the 1992 Option Plan expired in September 2002, 18,900 shares remained unissued and were no longer available for issuance.
SFAS No. 123 Disclosures — Effective July 1, 2005, we have adopted the provisions of SFAS No. 123 Accounting for Stock-Based Compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing.
In the fiscal quarters ended March 31, 2008 and 2007, no options were granted. At March 31, 2008 and 2007, a total of 19,500 and 114,500 options were outstanding, respectively.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Expected dividend rate	4.82%	3.40%	4.82%	3.40%
Risk free interest rate	2.88%	4.58%	2.88%	4.58%
Weighted average expected lives, in years	1.50	2.65	1.50	2.65
Price volatility	26.08%	31.38%	35.53%	31.38%
Total intrinsic value of options exercised	$119,558	$130,485	$374,845	$190,485
Total cash received from options exercised	$178,125	$268,190	$627,916	$480,440

A summary of the status of our stock option plans as of March 31, 2008, and June 30, 2007 and 2006 and changes during the periods ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding June 30, 2005	189,000	$5.57
Granted	72,750	$6.74
Exercised	(3,750)	$5.66
Expired	(39,750)	$0.00

Outstanding June 30, 2006	218,250	$5.56
Granted	45,000	$7.03
Exercised	(93,750)	$5.47
Expired	(4,500)	$0.00

Outstanding June 30, 2007	165,000	$5.98
Granted	30,000	$9.88
Exercised	(109,500)	$5.73
Expired	(66,000)	$0.00

Outstanding March 31, 2008	19,500	$9.10	$11,805

Exercisable March 31, 2008	3,750	$9.93	$0

There were no options granted during the quarters ending March 31, 2008 and 2007. There were 15,000 new options granted in each of the first and second quarters of fiscal year 2008.
The following information applies to options outstanding at March 31, 2008:

		Remaining
		Contractual
Grant	Number	Life	Number	Exercise
Date	Outstanding	(Years)	Exercisable	Price

1/6/2006	4,500	2.8	0	$6.35
12/1/2007	15,000	9.6	3,750	$9.93

	19,500		3,750

NOTE 12 — MARKETABLE EQUITY SECURITIES
Our investments in marketable equity securities are recorded at cost. They are held for an indefinite period and thus are classified as available for sale. Unrealized holding losses on such securities during the quarter ended March 31, 2008 were deemed immaterial for separate reporting.
NOTE 13 — NEW ACCOUNTING PRONOUNCEMENTS
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
In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51 and establishes standards of accounting and reporting on noncontrolling interests in consolidated statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The effective date of SFAS 160 is for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
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
Overview
Energy West is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. We distribute 23 billion cubic feet (bcf) of natural gas to approximately 36,000 residential, commercial and industrial customers. In addition to our core natural gas distribution business, we also market approximately 1.6 bcf of natural gas to commercial and industrial customers in Montana and Wyoming and we own the Shoshone interstate and the Glacier gathering pipelines located in Montana and Wyoming. We also have an average 60% gross working interest in 162 natural gas producing wells and gas gathering assets that provide our marketing and production operations with a partial hedge when gas prices are greater than the cost of production.
Our primary source of revenue and operating margin has been derived from the distribution of natural gas and propane to end-use residential, commercial and industrial customers. We also derive revenues by providing gas supply and load management services to certain industrial and commercial customers through our gas marketing and production subsidiary on an “unregulated” basis.
We continue to focus on expanding and improving our core business — utility service, pipelines, and natural gas production. Significant cost reductions have helped us strengthen our balance sheet, increase net income, restore dividends to our shareholders and keep rates to our customers low. Net income for the first nine months of fiscal year 2008 was $10.2 million, compared to net income of $3.0 million for the first nine months of fiscal year 2007. The $10.2 million in 2008 included an extraordinary gain of $6.8 million. This gain was a one-time event associated with the acquisition of Penobscot Natural Gas in Maine, and Frontier Utilities of North Carolina. (See Note 4 in “Notes to Consolidated Financial Statements.”)
Earnings from continuing operations increased from $2.4 million during the first nine months of fiscal year 2007 to $3.4 million during the first nine months of fiscal year 2008. This was the result of savings in several areas, including interest and income tax expense. Earnings also benefited from the acquisition of Frontier Utilities, which was included in income starting October 1, 2007, and Penobscot Natural Gas, starting December 1, 2007. These improvements were offset by charges of approximately $369,000 net of tax associated with the realignment of our management team.
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
Recent Events
During this fiscal year, we have continued our efforts to expand our distribution operations by completing two important acquisitions. On October 1, 2007, we completed our acquisition of Frontier Utilities and on December 1, 2007, we completed our acquisition of Penobscot Natural Gas. We are now in the process of integrating oversight of those utility operations with management of our Montana and Wyoming distribution operations.
Further, on December 18, 2007 we entered into a stock purchase agreement with certain shareholders of Cut Bank Gas Company, a natural gas utility serving Cut Bank, Montana, to acquire 83.16% of the outstanding shares of Cut Bank Gas for a purchase price of $500,000 paid in shares of common stock of Energy West. In addition, we will offer to purchase the remaining shares of Cut Bank Gas Company for a purchase price of $100,000 paid in shares of common stock of Energy West. The acquisition is subject to the approval of the MPSC and is expected to be completed in three to six months. The acquisition is scheduled to close on the last business day of the month after all closing conditions have been satisfied, including MPSC approval, as the case may be. However, there can be no assurances the acquisition will be closed in this time frame, or at all.
In addition, we recently entered into preliminary discussions regarding the possible acquisitions of three natural gas distribution companies with approximately 20,500 customers primarily in northeast Ohio, which could increase our current customer base by more than 50%. Richard M. Osborne, our chairman and CEO, owns 100% of these companies and Thomas J. Smith, our chief financial officer and a director, serves as president of these companies. Our board has formed a committee of independent directors to conduct these discussions on behalf of the Company. These discussions are preliminary and we have only begun our analysis of the potential acquisitions of these companies. We cannot predict whether we will acquire these companies, whether the acquisitions would be on terms favorable to us, or whether we will expand into Ohio at all.
During the first nine months of fiscal year 2008, our Marketing and Production Operations segment invested a total of approximately $598,000 for a 19.8% ownership interest in Kykuit Resources, LLC (“Kykuit”), a developer and operator of oil, gas and mineral leasehold estates located in Montana. Mr. Osborne and Steven A. Calabrese, one of our directors, also own interests in Kykuit. John D. Oil and Gas Company, a publicly-held oil and gas exploration company of which Mr. Osborne is the Chairman of the Board and Chief Executive Officer and Mr. Calabrese is a director, is an owner and the managing member of Kykuit. Because Kykuit’s primary purpose is oil, gas and mineral exploration, our investment in Kykuit is subject to the risks associated with that business, including the risk that little or no oil, gas or minerals will be found. We may be required to invest additional amounts of up to approximately $2.4 million. Whether or not we may be required to invest additional funds will depend on the success, or lack thereof, of Kykuit in its initial drilling.
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
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Fiscal Quarter Ended March 31, 2008 Compared to Fiscal Quarter Ended March 31, 2007
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2008 and for the three month period ended March 31, 2008. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Net Income — Our net income for the third quarter of fiscal year 2008 was approximately $2.31 million compared to net income of approximately $1.93 million in the third quarter of fiscal year 2007, an improvement of $378,000, or 20%. This improvement was primarily due to net income from the recently acquired gas operations in Maine and North Carolina of $439,000, and an increase in net income from existing natural gas operations of $237,000 and from our gas marketing and production operation of $304,000. These improvements were partially offset by the elimination of the net income from propane or discontinued operations of $636,000.
Revenues — Our revenues for the third quarter of fiscal year 2008 were approximately $30.87 million compared to approximately $21.5 million in the third quarter of fiscal year 2007, an increase of $9.37 million, or 44%. The increase was primarily attributable to: (1) an increase in our marketing and production operation’s revenue of $2.97 million due primarily to higher sales volumes in our Wyoming market, and (2) a natural gas revenue increase of $6.3 million, of which $4.8 million was due to the acquisition of gas operations in Maine and North Carolina, and $1.5 million from increased sales volumes in our existing natural gas operations,
Gross Margin — Gross margin increased $2.6 million, from approximately $5.0 million in the third quarter of fiscal year 2007 to approximately $7.6 million in the third quarter of fiscal year 2008. Our marketing and production operation’s margin increased by $326,000 due to a $184,000 increase in margin from gas production as a result of higher volumes produced, and a $148,000 increase due to increased sales in our Wyoming market.
Our natural gas operations’ margins increased $2.3 million, of which $2.1 million was due to the acquisition of gas operations in Maine and North Carolina, with the remainder due to increased sales volumes from our existing natural gas operations.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $1.4 million in the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007. On-going expenses related to operations in Maine and North Carolina account for $1.3 million of this increase. The remaining $100,000 is due to increases in the Company’s distribution, general and administrative costs.
Other Income — Other income increased by $14,500 from $33,600 in the third quarter of fiscal year 2007 to $48,100 in the third quarter of fiscal year 2008, all attributable to our natural gas operations.
Interest Expense — Interest expense decreased by approximately $95,000 during the third quarter of fiscal year 2008 from the third quarter of fiscal year 2007 due to a decrease in both short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Income Tax Expense — Income tax expense increased $290,000 in the third quarter of fiscal year 2008 as compared to the third quarter of fiscal year 2007 due to an increase in taxable income, offset by adjustments to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states.
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
Income from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal year 2007, there was income before income taxes of approximately $1.04 million from propane operations.
Income Tax Expense — Income tax expense decreased by $404,000 due to the timing of the sale of propane assets.
Extraordinary Gain — The extraordinary gain of $6.8 million reported in the second quarter of fiscal year 2008 is related to the acquisitions of Frontier Utilities and Penobscot Natural Gas. We recognized a deferred tax asset, net of valuation allowance, from these acquisitions. The difference between the estimated deferred tax asset (net of valuation reserve) and the total purchase consideration resulted in the non-taxable extraordinary gain (See Note 4 to our Condensed Consolidated Financial Statements).

Nine Months Ended March 31, 2008 Compared To Nine Months Ended March 31, 2007
The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2008 and for the nine month period ended March 31, 2008. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income — The Company’s net income for the nine months ended March 31, 2008 was approximately $10.2 million compared to net income of approximately $3.0 million for the nine months ended March 31, 2007, an increase of $7.2 million, or 240%. This improvement was primarily due to the recognition of an extraordinary gain of $6.8 million in the second quarter of fiscal year 2008. This gain resulted from the recognition of a deferred tax asset of $11.5 million from the purchase of assets in Maine and North Carolina. We expect to realize tax benefits in future years, and therefore recorded a deferred tax asset, (net of valuation reserve) and a corresponding gain, reduced by the total consideration paid for the companies. (See Note 4 for further discussion of the deferred tax asset.) Coupled with the extraordinary gain were increases due to net income from the recently acquired gas operations in Maine and North Carolina of $642,000, and from our gas marketing and production operation of $425,000. These improvements were partially offset by a decrease in net income from existing natural gas operations of $81,000 and the elimination of the net income from propane or discontinued operations of $594,000.
Revenues — The Company’s revenues for the nine months ended March 31, 2008 were approximately $58.0 million compared to approximately $48.0 million in the nine months ended March 31, 2007, an increase of $10.0 million, or 21%. The increase was primarily attributable to: (1) an increase in our marketing and production operation’s revenue of $2.68 million, due primarily to higher sales volumes in our Wyoming market, offset by a decrease in electricity revenue of $137,000, and (2) a natural gas revenue increase of $7.04 million, of which $7.37 million was due to revenue from the recently acquired gas operations in Maine and North Carolina, offset by a $330,000 decrease in revenue from existing natural gas operations.
Gross Margin — Gross margin increased $3.7 million, from approximately $12.3 million in the first nine months of fiscal year 2007 to approximately $16.0 million in the first nine months of fiscal year 2008. Our marketing and production operations’ margin increased $340,000 primarily due to a $331,000 increase in retail gas sales from increased volumes in our Wyoming market and a $54,000 increase in margin from production. This increase was offset by a decrease of $35,000 in electricity sales due to the expiration of our last remaining electricity sales contract.
Our natural gas operation’s margins increased $3.39 million, of which $3.38 million was contributed by the recently acquired gas operations in Maine and North Carolina.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $3.2 million in the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007. On-going expenses related to operations in Maine and North Carolina account for $2.3 million of this increase. The remaining $900,000 is due to increases in the Company’s distribution, general and administrative costs, including expenses related to the realignment of the Energy West management team and other outside legal and consultant fees.
Other Income — Other income increased by $67,000 from $171,000 in the first nine months of fiscal year 2007 to $238,000 in the first nine months of fiscal year 2008, all attributable to our natural gas operations.
Interest Expense — Interest expense decreased by approximately $369,000 during the first nine months of fiscal year 2008 from the first nine months of fiscal year 2007 due to a decrease in both short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Income Tax Expense — Income tax expense decreased $102,000 in the first nine months of fiscal year 2008 as compared to the first nine months of fiscal year 2007, due to adjustments to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states, offset by an increase in taxable income.

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
Income from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal year 2007, there was income before income taxes of approximately $973,000 from propane operations.
Income Tax Expense from discontinued operations— Income tax expense decreased by $378,000 due to the timing of the sale of propane assets.
Extraordinary Gain
The extraordinary gain of $6.8 million reported in the first nine months of fiscal year 2008 is related to the acquisitions of Frontier Utilities and Penobscot Natural Gas. We recognized a deferred tax asset, net of valuation allowance, from these acquisitions. The difference between the deferred tax asset, net of a valuation reserve, and our total purchase consideration resulted in the non-taxable extraordinary gain (See Note 4 to our Condensed Consolidated Financial Statements).
Operating Results of our Natural Gas Operations
For comparative purposes, the following table separates results of operations for our recent acquisitions in Maine and North Carolina from the other natural gas operations. Energy West’s ownership of Frontier Utilities of North Carolina began October 1, 2007. Our ownership of Penobscot Utilities in Bangor, Maine began December 1, 2007. The results of these two operations are combined in the New Acquisitions column below. The Total Less New Acquisitions is comparable to fiscal year 2007 results.

	Three Months Ended March 31,
	2008			2007
			Total Less
		New	New
	Total	Acquisitions	Acquisitions	Total
Natural Gas Operations
Operating revenues	$24,167,479	$4,762,542	$19,404,937	$17,917,310
Gas purchased	17,709,457	2,672,275	15,037,182	13,754,736

Gross margin	6,458,022	2,090,267	4,367,755	4,162,574
Operating expenses	3,899,110	1,358,765	2,540,345	2,425,034

Operating income	2,558,912	731,502	1,827,410	1,737,540
Other income (loss)	43,966	(1,946)	45,912	33,614

Income before interest and taxes	2,602,878	729,556	1,873,322	1,771,154

Interest (expense)	(239,038)	(12,837)	(226,201)	(342,923)

Income before income taxes	2,363,840	716,719	1,647,121	1,428,231
Income tax (expense)	(753,152)	(277,508)	(475,644)	(493,947)

Net income	$1,610,688	$439,211	$1,171,477	$934,284

Fiscal Quarter Ended March 31, 2008 Compared to Fiscal Quarter Ended March 31, 2007
Natural Gas Revenues and Gross Margins — The Natural Gas Operation’s revenues without new acquisitions in the third quarter of fiscal year 2008 increased to approximately $19.4 million from approximately $17.9 million in the third quarter of fiscal year 2007. This $1.5 million increase was primarily due to higher volumes in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007, coupled with overall higher rates.
Gas purchases in Natural Gas Operations (without new acquisitions) increased by $1.2 million from approximately $13.8 million in the third quarter of fiscal year 2007 to approximately $15.0 million in the third quarter of fiscal year 2008. The increase in gas cost reflects higher commodity prices during the current fiscal year, coupled with higher volumes.
Gross margin (without new acquisitions) was approximately $4.4 million for the third quarter of fiscal year 2008 compared to approximately $4.2 million in the third quarter of fiscal year 2007. The increase of $205,000 is due to higher sales volumes in the current fiscal year.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses (without new acquisitions) were approximately $2.5 million for the third quarter of fiscal year 2008 as compared to approximately $2.4 million for third quarter of fiscal year 2007. The $100,000 increase is primarily due to a $200,000 increase in distribution, general and administrative expenses, a $60,000 increase in depreciation expense, offset by a $141,000 decrease in taxes other than income taxes.
Natural Gas Other Income — Other income (without new acquisitions) increased by $12,000 from $34,000 in the third quarter of fiscal year 2007 to $46,000 in the third quarter of fiscal year 2008. This was due primarily to increased service sales in Great Falls, Montana and Cody, Wyoming.
Natural Gas Interest Expense — Interest expense (without new acquisitions) was $117,000 lower in the third quarter of fiscal year 2008 due to a decrease in both short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Natural Gas Income Tax Expense — Income tax expenses (without new acquisitions) are $18,000 lower in the third quarter of fiscal year 2008, due to an adjustment to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states, offset by increased taxable income.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007
For comparative purposes, the following table separates results of operations for our new acquisitions in Maine and North Carolina from the other natural gas operations. Energy West’s ownership of Frontier Utilities of North Carolina began October 1, 2007. Our ownership of Penobscot Utilities in Bangor, Maine began December 1, 2007. The results of these two operations are combined in the New Acquisitions column below. The Total Less New Acquisitions is comparable to fiscal year 2007 results.

	Nine Months Ended March 31,
	2008			2007
			Total Less
		New	New
	Total	Acquisitions	Acquisitions
Natural Gas Operations
Operating revenues	$45,285,774	$7,374,687	$37,911,087	$38,243,199
Gas purchased	31,681,884	3,995,086	27,686,798	28,028,269

Gross margin	13,603,890	3,379,601	10,224,289	10,214,930
Operating expenses	10,146,210	2,316,495	7,829,715	6,928,353

Operating income	3,457,680	1,063,106	2,394,574	3,286,577
Other income (loss)	233,956	(3,296)	237,252	171,982

Income before interest and taxes	3,691,636	1,059,810	2,631,826	3,458,559

Interest (expense)	(701,018)	(13,783)	(687,235)	(1,053,575)

Income before income taxes	2,990,618	1,046,027	1,944,591	2,404,984
Income tax benefit (expense)	(872,436)	(404,402)	(468,034)	(846,756)

Net income	$2,118,182	$641,625	$1,476,557	$1,558,228

Natural Gas Revenues and Gross Margins — The Natural Gas Operation’s operating revenues without new acquisitions in the first nine months of fiscal year 2008 decreased to approximately $37.9 million from approximately $38.2 million in the first nine months of fiscal year 2007. This $330,000 decrease was primarily due to slightly lower overall rates in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007.
Gas purchases in Natural Gas Operations (without new acquisitions) decreased by $341,000 from approximately $28.02 million in the first nine months of fiscal year 2007 to approximately $27.68 million in the first nine months of fiscal year 2008. The decrease in gas cost reflects marginally lower commodity prices during the current fiscal year.
Gross margin (without new acquisitions) was approximately $10.22 million for the first nine months of fiscal year 2008 compared to approximately $10.21 million in the first nine months of fiscal year 2007. The increase of $10,000 is primarily due to slightly higher volumes in the current fiscal year.
Natural Gas Operating Expenses — Natural Gas Segment’s operating expenses (without new acquisitions) were approximately $7.8 million for the first nine months of fiscal year 2008 as compared to approximately $6.9 million for the first nine months of fiscal year 2007. The $900,000 increase is due primarily to increases in distribution, general and administrative expenses, including expenses associated with the realignment of our management team, and increases in outside legal and consulting fees.
Natural Gas Other Income — Other income (without new acquisitions) increased by $65,000 from $172,000 in the first nine months of fiscal year 2007 to $237,000 in the first nine months of fiscal year 2008. This was due primarily to increased service sales in Great Falls, Montana and Cody, Wyoming.
Natural Gas Interest Expense — Interest expense (without new acquisitions) was $366,000 lower in the first nine months of fiscal year 2008 due to a decrease in both short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.

Natural Gas Income Tax Expense — Income tax expenses (without new acquisitions) are $379,000 lower in the first nine months of fiscal year 2008 due to lower taxable income, coupled with an adjustment to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states.
Operating Results of our Marketing and Production Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Energy West Resources

Operating revenues	$6,620,996	$3,654,123	$12,437,687	$9,758,844
Gas purchased	5,529,655	2,889,112	10,260,840	7,926,039

Gross margin	1,091,341	765,011	2,176,847	1,832,805
Operating expenses	136,522	135,004	457,215	394,269

Operating income	954,819	630,007	1,719,632	1,438,536
Other income (expense)	511	—	578	(20)

Income before interest and taxes	955,330	630,007	1,720,210	1,438,516

Interest (expense)	(44,429)	(32,471)	(103,483)	(108,853)

Income before income taxes	910,901	597,536	1,616,727	1,329,663
Income tax (expense)	(239,776)	(230,210)	(375,228)	(513,178)

Net income	$671,125	$367,326	$1,241,499	$816,485

Fiscal Quarter Ended March 31, 2008 Compared to Fiscal Quarter Ended March 31, 2007
Marketing and Production Revenues and Gross Margins — Revenues in Marketing and Production Operations increased $2.97 million from approximately $3.65 million in the third quarter of fiscal year 2007 to approximately $6.62 million in the third quarter of fiscal year 2008. Retail gas revenues increased by $2.81 million due to higher sales volumes in our Wyoming market. Revenue from our production operation increased by $146,000 due to higher prices received for volumes produced.
The gross margin in our marketing and production operation’s third quarter of fiscal year 2008 of $1.1 million represents an increase of $326,330, or 43%, from gross margin earned in the third quarter of fiscal year 2007. Gross margin from gas production increased by $184,000 due to higher index prices received for volumes produced and lower production costs. Gross margin from retail gas sales increased by $147,902 due to higher sales volumes in our Wyoming market.
Marketing and Production Operating Expenses — Operating expenses in Marketing and Production Operations increased approximately $1,500 from $135,000 for the third quarter of fiscal year 2007 to $136,500 for the third quarter of fiscal year 2008.
Marketing and Production Interest Expense — Interest expense increased by $12,000 due to a change in the method of allocation of short term interest. Marketing and Production Operation’s borrowings to purchase stored gas resulted in these short-term interest charges. This increase in borrowings was offset by a decrease in company wide short-term and long-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Marketing and Production Income Tax Expense — Income tax expense in the third quarter of fiscal year 2008 is $240,000, a $10,000 increase from $230,000 in the third quarter of fiscal year 2007. This increase is due to increased taxable income, offset by a decrease to tax expense for prior year actual tax expense from amounts that had been estimated and accrued.
Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007
Marketing and Production Revenues and Gross Margins — Revenues increased $2.68 million from approximately $9.76 million in the nine months ended March 31, 2007 to approximately $12.44 million in the nine months ended March 31, 2008. Retail gas revenues increased by $2.6 million due primarily to higher sales volumes in our Wyoming market. Production revenues increased by $153,000 due to higher index prices for volumes produced. Offsetting these items is a decrease in electricity revenue of $137,000 due to the expiration of our last remaining electricity customer contract.

Gross margin increased $344,000 from approximately $1.83 million in the first nine months of fiscal 2007 to approximately $2.17 million in the first nine months of fiscal 2008. Margin from electricity sales decreased by $35,000, due to the expiration of our last remaining electricity sales contract. This decrease is offset by increases in margin from production of $54,000 and margin from retail gas sales of $331,000, due primarily to higher sales volumes in our Wyoming market.
Marketing and Production Operating Expenses — Operating expenses increased $63,000, from approximately $394,000 for first nine months of fiscal 2007 to approximately $457,000 for the first nine months of fiscal 2008. This change is caused primarily by increases in depreciation and administrative expenses associated with the realignment of the Energy West management team.
Marketing and Production Interest Expense — Interest expense decreased by $6,000 due to a decrease in short-term borrowings, a decrease in interest rates, and a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Marketing and Production Income Tax Expense — Income tax expense in the first nine months of fiscal year 2008 is $375,000, a $138,000 decrease from $513,000 in the first nine months of fiscal year 2007 due primarily to adjustment to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states.
Operating Results of our Pipeline Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Pipeline Operations

Operating revenues	$89,797	$94,086	$276,652	$293,277
Gas purchased	—	—	—	—

Gross margin	89,797	94,086	276,652	293,277
Operating expenses	50,078	103,119	163,092	211,862

Operating income	39,719	(9,033)	113,560	81,415
Other income	—	—	36	—

Income before interest and taxes	39,719	(9,033)	113,596	81,415

Interest (expense)	(4,281)	(6,929)	(12,958)	(23,800)

Income before income taxes	35,438	(15,962)	100,638	57,615
Income tax (expense)	(13,633)	7,355	(32,725)	(22,155)

Net income	$21,805	($8,607)	$67,913	$35,460

There have been no material changes in pipeline operations in both three and nine months ending March 31, 2008 compared to three and nine months March 31, 2007, as illustrated in the table above.

Discontinued Operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Discontinued Operations:
Income from discontinued operations before income tax	$—	$1,040,057	$—	$972,861
Income tax (expense)	—	(403,747)	—	(378,484)

Income from discontinued operations	$—	$636,310	$—	$594,377

Fiscal Quarter Ended March 31, 2008 Compared to Fiscal Quarter Ended March 31, 2007
Formerly reported as Propane Operations, we have sold our Arizona propane assets as of April 1, 2007. A small portion of our propane operation as previously reported was income and expense associated with MRP. MRP is now being reported in our Marketing and Production Operations segment.
Income from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal year 2007, there was income before income taxes of $1,040,000 from propane operations during the third quarter.
Income Tax Expense — Income tax expense decreased by $404,000 due to the timing of the sale of propane assets.
Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007
Income from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal year 2007, there was income before income taxes of $973,000 during the nine months ended March 31, 2007 from propane operations.
Income Tax Expense — Income tax expense decreased by $378,000 due to the timing of the sale of assets.
Corporate and Other
Extraordinary Gain — The extraordinary gain of $6.8 million reported in the first nine months of fiscal year 2008 related to the acquisitions of Frontier Utilities and Penobscot Natural Gas. We recognized a deferred tax asset from these acquisitions. The difference between the estimated deferred tax asset (after valuation reserve) and our total purchase consideration resulted in the non-taxable extraordinary gain (See Note 4 to our Condensed Consolidated Financial Statements).
Dividend Income – Dividend income for the first nine months of fiscal year 2008 is $3,680 as compared to $0 for the first nine months of fiscal year 2007.
Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.
Our ability to maintain liquidity depends upon our $20.0 million credit facility with LaSalle Bank, shown as line of credit on the accompanying balance sheets. Our use of the LaSalle revolving line of credit was at $0.00 at March 31, 2008, and also at $0.00 at March 31, 2007. We finance our capital expenditures on an interim basis through the LaSalle revolving line of credit. We periodically repay our short-term borrowings under the LaSalle revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. On April 1, 2007 we sold certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital. We used the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet. We believe that has and will continue to enable our company to take advantage of opportunities to enhance or expand our existing operation and to acquire additional businesses or assets on favorable terms as and when those opportunities arise.

Long-term debt decreased to $13.0 million at March 31, 2008, compared with $15.2 million at March 31, 2007. This $2.2 million decrease resulted from scheduled principal payments on our notes, and the refinancing of our debt in June 2007. We used a portion on the proceeds from the sale of propane assets to further reduce our long-term debt.
Cash decreased by $4.7 million from June 30, 2007 to March 31, 2008, compared with the $492,000 decrease in cash for the first nine months ended March 31, 2007, as shown in the following table:

	March 31
	2008	2007
Cash provided by operating activities	$4,263,226	$4,018,809
Cash used in investing activities	(7,719,239)	(1,623,584)
Cash used in financing activities	(1,289,929)	(2,887,099)

Decrease in cash and cash equivalents	$(4,745,942)	$(491,874)

Cash provided by operating activities was approximately $244,000 higher in the nine months ended March 31, 2008, than the nine months ended March 31, 2007. This was due to an increase in net income of $7.2 million offset by an increase in deferred tax assets of $7.6 million, and overall decreases in other assets net of liabilities.
Cash used in investing activities was approximately $6.1 million higher in the nine months ended March 31, 2008, than the nine months ended March 31, 2007. This was due to $4.6 million in cash paid for the stock of Frontier Utilities and Penobscot Natural Gas, a 19.8% investment interest of $598,000 in Kykuit, $302,000 in marketable securities, a decrease in customer advances received for construction and contributions in aid of construction of $52,000, and an increase of $543,000 for construction expenditures.
Cash used in financing activities was approximately $1.6 million less in the nine months ended March 31, 2008 than in the nine months ended March 31, 2007 due to decreased payment of long-term debt of $2.4 million, offset by increased dividends paid of $471,000, increased sale of common stock and adjustments for intrinsic value of options exercised of $155,000, and an increase of repurchase of common stock of $152,000.
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
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, we issued $13.0 million aggregate principal amount of our 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $455,000 in new debt issue costs to be amortized over the life of the new note.
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

The following table represents borrowings under the LaSalle revolving line of credit for each of the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended June 30, 2008
Minimum borrowing	$—	$3,275,000	$—
Maximum borrowing	$—	$7,525,000	$6,525,000
Average borrowing	$—	$4,558,000	$2,256,000

Year Ended June 30, 2007
Minimum borrowing	$—	$2,900,000	$—	$—
Maximum borrowing	$2,900,000	$6,200,000	$3,502,000	$6,700,000
Average borrowing	$282,000	$4,384,000	$1,658,000	$547,000
Our 6.16% Senior Unsecured Notes and LaSalle credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At March 31, 2008 and 2007, we believe we were in compliance with the financial covenants under our debt agreements.
At March 31, 2008, we had approximately $2.3 million of cash on hand, and $0 in borrowings under the $20.0 million LaSalle revolving line of credit. In addition, at March 31, 2008, we had two outstanding letters of credit related to supply contracts totaling $1.6 million. These letters of credit reduce our available borrowings on our line of credit. As discussed above, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. Our availability normally increases in January as monthly heating bills are paid and storage related gas purchases are no longer necessary.
The total amount outstanding under all of our long term debt obligations was $13.0 million and $15.2 million at March 31, 2008 and March 31, 2007, respectively. The portion of such obligations due within one year was $0 at March 31, 2008, and approximately $1.1 million at March 31, 2007.
Capital Expenditures
We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. In fiscal 2007, 2006 and 2005, our total capital expenditures were approximately $2.4 million, $1.9 million and $2.2 million, respectively. Expenditures for fiscal 2007, 2006 and 2005 were limited to essential needs only. During the nine months ended March 31, 2008 and 2007 capital expenditures were $6.6 million and $2.2 million, respectively. The increase is due to new acquisitions during fiscal year 2008. We estimate future cash requirements for capital expenditures will be as follows:

			Estimated
			Future Cash
	Actual	Actual	Requirements
	FY 2007	through 3/31/08	through 6/30/08
	(In thousands)

Natural Gas Operations	$2,024	$1,423	$1,825
Energy West Resources	361	197	—
Pipeline Operations	21	41	—
Acquistions	—	4,895	—

Total capital expenditures	$2,406	$6,557	$1,825

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
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as well as the fair value of those instruments on March 31, 2008.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years

Interest payments (a)	$7,607,600	$800,800	$1,601,600	$1,601,600	$3,603,600
Long Term Debt (b)	13,000,000	—	—	—	13,000,000
Operating Lease Obligations	408,310	264,279	64,406	13,601	66,024
Transportation and Storage Obligation (c)	8,217,293	4,313,305	3,903,988	—	—

Total Obligations	$29,233,203	$5,378,384	$5,569,994	$1,615,201	$16,669,624

(a)	Our long-term debt, notes payable and customers’ deposits all require interest payments. Interest payments are projected based on debt service schedules provided at debt issuance.

(b)	See Note 3 of the Notes to Consolidated Financial Statements for a description of this debt.

(c)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.
CONTRACTS ACCOUNTED FOR AT FAIR VALUE
Management of Risks Related to Derivatives – We are subject to certain risks related to changes in certain commodity prices and risks of counterparty performance. We have established policies and procedures to manage such risks. Our risk management committee, comprised of company officers and management, oversees our risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counterparty credit risks, and other risks related to the energy commodity business.
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
As of March 31, 2008, these agreements were reflected on our consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

	Assets	Liabilities

Contracts maturing during fiscal year 2009	$92,258	$92,423

Regulated Operations – In the case of our regulated divisions, gains or losses resulting from derivative contracts are subject to deferral under regulatory procedures approved by the public service regulatory commissions of the States of Montana, Wyoming, Maine and North Carolina. Therefore, related derivative assets and liabilities are offset with corresponding regulatory liability and asset amounts included in “Recoverable Cost of Gas Purchases,” pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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

PART II — OTHER INFORMATION
ITEM 5 — EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished or filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED

May 14, 2008	/s/ Thomas J. Smith
Thomas J. Smith
Chief Financial Officer (principal financial officer and principal accounting officer)

May 14, 2008	/s/ Richard M. Osborne
Richard M. Osborne
Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished or filed herewith.