Form 10-K
period 2008-06-30
ENERGY WEST INC
filed 2008-09-30
CIK 43350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2007 was $30,660,879.

The number of shares outstanding of the registrant’s common stock as of September 23, 2008 was 4,348,519 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

As used in this Form 10-K, the terms “Company,” “Energy West,” “Registrant,” “we,” “us” and “our” mean Energy West, Incorporated and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-K is as of June 30, 2008.

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our current expectations, estimates and projections about future events and financial trends affecting the financial condition and operations of our business. Forward-looking statements are only predictions and not guarantees of performance and speak only as of the date they are made. We undertake no obligation to update any forward-looking statement in light of new information or future events.

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements are based on reasonable assumptions when they are made, we can give no assurance that these expectations, estimates and projections can be achieved. We believe the forward-looking statements in this Form 10-K are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those

i

discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	fluctuating energy commodity prices,

•	the possibility that regulators may not permit us to pass through all of our increased costs to our customers,

•	the impact of the Federal Energy Regulatory Commission (FERC) and state public service commission statutes, regulations, and actions, including allowed rates of return, and the resolution of other regulatory matters,

•	the impact of weather conditions and alternative energy sources on our sales volumes,

•	future utilization of pipeline capacity, which can depend on energy prices, competition from alternative fuels, the general level of natural gas and propane demand, decisions by customers not to renew expiring natural gas contracts and weather conditions,

•	changes in federal or state laws and regulations to which we are subject, including tax, environmental, and employment laws and regulations,

•	the ability to meet financial covenants imposed by lenders,

•	the effect of changes in accounting policies, if any,

•	the ability to manage our growth,

•	the ability to control costs,

•	the ability of each business unit to successfully implement key systems, such as service delivery systems,

•	our ability to develop expanded markets and product offerings and our ability to maintain existing markets,

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002,

•	our ability to obtain governmental and regulatory approval of various expansion or other projects,

ii

PART I

Item 1.	Business.

Overview

Energy West, Incorporated is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. We were originally incorporated in Montana in 1909. We currently have five reporting segments:

• Natural Gas Operations	Annually, we distribute approximately 23 billion cubic feet of natural gas to approximately 36,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine and Elkin, North Carolina. The approximate population of the service territories is 173,000. The operation in Elkin, North Carolina was added October 1, 2007. The operation in Bangor, Maine was added December 1, 2007.

• Marketing and Production Operations (EWR)	Annually, we market approximately 1.6 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, Energy West Resources, Inc. (EWR). EWR owns an average 60% gross working interest (an average 51% net revenue interest) in 162 natural gas producing wells and gas gathering assets. Energy West Propane, Inc. dba Missouri River Propane (MRP), our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in our propane operations. It is now being reported in marketing and production operations.

• Pipeline Operations (EWD)	We own the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary Energy West Development, Inc. (EWD). Certain natural gas producing wells owned by our pipeline operations are being managed and reported under our marketing and production operations.

• Propane Operations (Discontinued Operations)	Annually, we distributed approximately 5.4 million gallons of propane to approximately 8,000 customers through utilities operating underground vapor systems in and around Payson, Pine, and Strawberry, Arizona and retail distribution of bulk propane to approximately 2,300 customers in the same Arizona communities. The Arizona assets were sold during fiscal year 2007, and the results of operations for the propane assets related to this sale have been reclassified as income from discontinued operations. The associated assets and liabilities are shown on the consolidated balance sheet as “Assets held for sale” and “Liabilities held for sale.” MRP, our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in propane operations. It is now being reported in our marketing and production operations.

• Corporate and Other	This segment was not reported prior to the fiscal 2008. Corporate and other was established to encompass the results of corporate acquisitions and other equity transactions. Reported in Corporate and other are the extraordinary gain of $6.8 million from the acquisition of properties during fiscal year 2008, costs associated with an equity offering that did not occur, gains on the sales of marketable securities, and dividend income from marketable securities.

See Note 12 to our Consolidated Financial Statements for financial information for each of our segments.

Recent Developments

On September 12, 2008, we entered into a stock purchase agreement with Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith (collectively, the Sellers) whereby we agreed to purchase all of the common stock of Lightning Pipeline Co. (Lightning Pipeline), Great Plains Natural Gas Company (Great Plains), Brainard Gas Corp. (Brainard) and all of the membership units of Great Plains Land Development Co., Ltd. (GPL), which companies are primarily owned by an entity controlled by Mr. Osborne and wholly-owned by the Sellers, for a purchase price of $34.3 million. Pursuant to the agreement, we will acquire Orwell Natural Gas Company (Orwell), a wholly-owned subsidiary of Lightening Pipeline and Northeast Ohio Natural Gas Corp. (NEO), a wholly-owned subsidiary of Great Plains. Orwell, NEO and Brainard are natural gas distribution companies that serve approximately 21,000 customers in Northeastern Ohio and Western Pennsylvania. This acquisition will increase our customers by more than 50%.

Mr. Osborne is chairman, chief executive officer and a director, Mr. Smith is vice president, chief financial officer and a director, and Ms. Howell is secretary of Energy West. The agreement was negotiated on behalf of Energy West by a special committee comprised solely of independent directors with the assistance of independent financial and legal advisors. The special committee received a fairness opinion from Houlihan Smith & Company, Inc. The agreement was approved by our board of directors, upon unanimous recommendation of the special committee.

The $34.3 million purchase price consists of our assumption of approximately $20.9 million in debt with the remainder of the purchase price to be paid in unregistered shares of common stock of Energy West based on a price of $10.00 per share. The stock portion of the purchase price may be increased or decreased within three business days prior to closing of the transaction depending on the number of active customers of Orwell, Brainard and NEO. The Sellers have the right to elect to terminate the transaction, upon the payment of a $100,000 fee, if the average closing price of our common stock for the twenty consecutive trading days ending seven calendar days prior to closing is below $9.49 and if our common stock underperforms the American Gas Stock Index (as maintained by the American Gas Association) by more than 20%, as described in the agreement. However, we may prevent termination of the transaction in this instance by increasing the number of shares of our common stock paid to the Sellers as part of the purchase price. The agreement also contains customary representations, warranties, covenants and indemnification provisions.

The transaction is expected to close in the second quarter of 2009 but there can be no assurances that the transaction will be completed on the proposed terms or at all. The closing is subject to customary closing conditions, including the approval of applicable regulators. In addition, the transaction is subject to the approval of our shareholders for the issuance of shares of Energy West as part of the purchase price. We plan to delay our 2008 annual meeting of shareholders from its regularly scheduled November date so that the shareholders may vote on the transaction at the annual meeting. The date of the annual meeting will be announced later.

In addition, Orwell, NEO and Brainard are parties to various agreements (i.e., leases, gas sales, transportation, etc.) with companies owned by Mr. Osborne. These agreements are filed as exhibits to this Form 10-K.

On December 18, 2007, we entered into a stock purchase agreement with certain shareholders of Cut Bank Gas Company, a natural gas utility serving Cut Bank, Montana, to acquire 83.16% of the outstanding shares of Cut Bank Gas for a purchase price of $500,000 paid in shares of common stock of Energy West. In addition, we will offer to purchase the remaining shares of Cut Bank Gas Company for a purchase price of $100,000 paid in shares of common stock of Energy West. The acquisition is subject to the approval of the MPSC and is expected to be completed in three to six months. The acquisition is scheduled to close on the last business day of the month after all closing conditions have been satisfied, including MPSC approval, as the case may be. However, there can be no assurances the acquisition will be closed in this time frame, or at all.

During fiscal year 2008, our marketing and production operations segment invested a total of approximately $1.1 million for a 19.8% ownership interest in Kykuit Resources, LLC, (Kykuit), a developer and operator of oil, gas and mineral leasehold estates located in Montana. Richard M. Osborne, our chairman, and Steven A. Calabrese, one of our directors, also own interests in Kykuit. John D. Oil and Gas Company, a publicly-held oil and gas exploration company of which Mr. Osborne is the Chairman of the Board and Chief Executive Officer and Mr. Calabrese is a

director, is an owner and the managing member of Kykuit. Kykuit holds a 100% interest in certain oil, gas and mineral leasehold estates located in Montana.

Recent Acquisitions and Future Acquisition Strategy

As a result of our success in strengthening our core business, we are now able to focus on our growth strategy which includes the acquisition and expansion of our natural gas utility operations in small and emerging markets. We regularly evaluate gas utilities of varying sizes for potential acquisition. Our acquisition strategy includes identifying geographic areas that have low market saturation rates in terms of natural gas utilization as a result of historical reliance by customers on alternative fuels such as heating oil. We believe that significant acquisitions in Montana and Wyoming are unlikely because of market saturation levels in excess of 90%. However, we intend to look for smaller acquisitions in Montana and Wyoming that are complementary to our existing business. We believe the following transactions exemplify this acquisition strategy.

We determined that due to a historical reliance on propane and heating oil, large segments of the North Carolina and Maine markets remain highly unsaturated with penetration rates as low as 1% in some of these areas. For instance, according to the American Gas Association, the national average for natural gas saturation in the residential heating market was approximately 51% in 2005, whereas large segments of the Maine market remain unsaturated, with penetration rates of less than 3%. We believe these low penetration rates are partially the result of these geographic areas being overlooked by other gas distributors in light of this historical reliance on other energy sources and that the high market price of oil over the past several years presents an opportunity for gas distributors to capture a larger share of the energy market in these states.

In 2006 we began investigating potential acquisitions in North Carolina and Maine. On January 30, 2007, we entered stock purchase agreements with Sempra Energy, a California corporation, for the purchase of natural gas distribution companies in each of these states. On October 1, 2007, we consummated the acquisition of Frontier Natural Gas, which operates a natural gas utility in Elkin, North Carolina. The purchase price was $4.9 million in cash. On December 1, 2007, we acquired Bangor Gas Company, a natural gas utility in Bangor, Maine for a purchase price of $434,000.

Frontier Natural Gas and Bangor Gas Company provided us with a unique opportunity to gain market shares within these service areas since their distribution systems are relatively new and have considerable incremental capacity available to sustain a greater customer load. The acquisitions of Frontier Natural Gas and Bangor Gas Company provide us with substantial new assets and potential customers in those service areas, including 148 miles of transmission pipeline and 237 miles of distribution system.

We intend to continue to look for natural gas utilities to acquire. While we believe that the best opportunities for growth remain outside Montana and Wyoming, there may be acquisitions in these states that would be attractive to us because of economies of scale. For more information, see “Recent Developments” on page 2.

Even though we are a small utility serving approximately 36,000 customers, we believe we have the operating expertise to handle a significantly greater number of customers. For example, several operational managers have joined our team who had natural gas utility experience with significantly larger companies. We intend to focus on acquisitions that will enable us to grow our customer base and fully utilize our personnel. We believe that there are opportunities to acquire financially-sound smaller natural gas utility companies that are individually owned or controlled. In addition, we intend to target larger diversified utility companies that have a natural gas distribution operating segment that they are willing to sell.

Our acquisition strategy includes combining newly acquired operations with our current operations to maximize efficiency and profitability. Upon acquiring a distribution company, management intends to centralize functions (i.e. accounting) or decentralize functions (i.e. gas marketing), as appropriate. We believe that throughout the utility industry, there has recently been too much centralization, which has led to local operating inefficiencies. Management will evaluate each acquisition and determine the right balance of centralization and decentralization. Moreover, individual companies will function as profit centers and we intend to put in place appropriate entrepreneurial oriented incentive compensation plans. We believe our senior management’s gas utility experience and expertise will improve the acquired company’s operating efficiency and gas marketing capabilities, and as a result, its profitability.

We may acquire natural gas utilities that have related non-regulated operations such as gathering, storage and marketing operations. Although these non-regulated operations are not the focus of our acquisition strategy, we will not disregard a potential target because of these operations. Rather, upon consummation of the acquisition, we will evaluate the non-regulated operations to determine whether these operations could be complementary to our core business or whether they should be divested.

Finally, even though we intend to further grow the company, we believe it was our focus on efficiently operating our existing businesses and managing our capital investments that put us in the position to pursue acquisitions. Therefore, we intend to continue to focus on efficient and effective management while implementing our acquisition strategy. This continued focus will include:

•	cost-effective expansion of our existing customer base by prudently managing capital expenditures and ensuring that new customers provide sufficient margins for an appropriate return on the additional resources and investment required to serve these customers,

•	appropriate regulatory treatment of increases in the cost of natural gas,

•	continuous improvement of our operational efficiencies,

•	management of cash flow to reduce our existing debt, and

•	maintenance and improvement of our positive reputation with our regulators and customers.

New Holding Company Structure

We filed applications with the Montana Public Service Commission (MPSC) and the Wyoming Public Service Commission (WPSC) to reorganize our operations into a holding company structure. We have received approval from the WPSC and expect a response from the MPSC in the next few months. We believe that a holding company structure will provide us the flexibility to make future acquisitions through subsidiaries of the holding company rather than Energy West or our subsidiaries.

If the reorganization is approved, Energy West would become a holding company that would indirectly conduct the businesses of all of our operating subsidiaries and our operating subsidiaries would become wholly-owned subsidiaries of Energy West. In addition, the number of shares of common stock of the holding company outstanding immediately after the merger would be equal to the number of shares of common stock of Energy West outstanding prior to the merger. After the merger, each shareholder of common stock of Energy West would own a corresponding percentage of shares of common stock of the holding company with identical designations, preferences, limitations, and rights.

Recent Industry Trends

Since 2000, domestic energy markets have experienced significant price increases and price volatility. Natural gas markets have been particularly volatile, principally due to weather and concerns over supply. Rising natural gas prices have resulted in a surge in supply-related investment that we believe has stabilized domestic production. Increasing supplies and price-induced conservation have favorably impacted natural gas prices and we believe this trend is likely to continue. Given the current environment, we expect that natural gas will maintain a favorable competitive position compared to other fossil fuels which have also experienced significant price increases. We believe that conditions are favorable for consumers to convert to natural gas from more expensive fossil fuels even if the cost of conversion includes equipment purchases. In addition, given natural gas’ clean burning attributes, we believe environmental regulations may enhance this competitive outlook.

Natural Gas Operations

Our natural gas operations are located in Montana, Wyoming, North Carolina and Maine. Our revenues from the natural gas operations are generated under tariffs regulated by the state utility commissions of Montana, Wyoming, Maine and North Carolina.

In many states, including Montana, Wyoming and North Carolina, the tariff rates of natural gas utilities are generally established to allow the utility to earn revenue sufficient to recover operating and maintenance costs, plus profits in amounts equal to a reasonable rate of return on their “rate base.” A gas utility’s rate base generally includes the utility’s original cost, cost of inventory and an allowance for working capital, less accumulated depreciation of installed used and useful gas pipeline and other gas distribution or transmission facilities. In Maine, our tariff rates and permitted rate of return are not based upon the concept of rate base, but are based upon historical costs of alternative fuels so that we may compete with distributors of such fuels, and if we exceed a given rate of return, excess earnings are shared with our gas customers.

Natural Gas — Montana

Our operations in Montana provide natural gas service to customers in and around Great Falls and West Yellowstone, Montana and manages an underground propane vapor system in Cascade, Montana. The operation’s service area has a population of approximately 56,000 in the Great Falls area, 1,300 in the West Yellowstone area, and approximately 1,500 in the Cascade area. Our Montana operations provide service to approximately 28,000 customers.

Our operations in Montana have right of way privileges for its distribution systems either through franchise agreements or right of way agreements within its respective service territories. The Great Falls distribution component of our Montana operations also provides natural gas transportation service to certain customers who purchase natural gas from other suppliers.

Our operations are subject to regulation by the MPSC. The MPSC regulates rates, adequacy of service, issuance of securities, compliance with U.S. Department of Transportation safety regulations and other matters. The Montana division received orders during fiscal 2005 from the MPSC respecting base rates in both Great Falls and West Yellowstone, Montana. These orders were effective on an interim basis on November 1, 2004 and made final effective September 1, 2005. The rate order effectively granted full recovery of the increased property tax liability resulting from the settlement reached with the Montana Department of Revenue in fiscal 2004. It also provided recovery of other operating expenses as we requested. The West Yellowstone rate order granted relief related to its share of the Montana Department of Revenue settlement as well as other operating expenses.

The following table shows our Montana operations’ revenues by customer class for the fiscal year ended June 30, 2008 and the two preceding fiscal years:

	Gas Revenue
	Years Ended June 30,
	2008	2007	2006
	(In thousands)

Residential	$22,143	$19,287	$22,155
Commercial	13,923	12,894	14,233
Transportation	2,337	2,058	1,961

Total	$38,403	$34,239	$38,349

Note:	Higher revenues in fiscal 2008 and 2006 compared to fiscal 2007 are due to higher gas costs which are passed on to the customers in accordance with approvals from the MPSC.

The following table shows the volumes of natural gas, expressed in millions of cubic feet, or “MMcf,” sold or transported by our Montana operations for the fiscal year ended June 30, 2008 and the two preceding fiscal years:

	Gas Volumes
	Years Ended June 30,
	2008	2007	2006
	(In MMcf)

Residential	2,212	2,097	1,978
Commercial	1,336	1,267	1,210
Transportation	1,652	1,526	1,524

Total Gas Sales	5,200	4,890	4,712

Note:	Volumes were lower in fiscal 2006 compared to fiscal 2008 and 2007 primarily due to warmer weather.

The MPSC allows customers to choose a natural gas supplier other than our Montana operations. We provide gas transportation services to customers who purchase from other suppliers.

Our Montana operations use the Northwestern Energy (NWE) pipeline transmission system to transport supplies of natural gas for its core load and to provide transportation and balancing services to customers who have chosen to obtain natural gas from other suppliers. In 2000, we entered into a ten-year transportation agreement with NWE that fixes the cost of pipeline and storage capacity for our Montana operations.

Our operations generate revenues under regulated tariffs designed to recover a base cost of gas and administrative and operating expenses and to provide a sufficient rate of return to cover interest and profit. The Montana division’s tariffs include a purchased gas adjustment clause, which allows our Montana operations to adjust rates periodically to recover changes in gas costs.

Natural Gas — Wyoming

Our operations in Wyoming provide natural gas service to customers in and around Cody, Meeteetse, and Ralston, Wyoming. This service area has a population of approximately 14,000. Our marketing and production operations supply natural gas to our Wyoming operations pursuant to an agreement through October 2010.

Our operations in Wyoming have a certificate of public convenience and necessity granted by the WPSC for transportation and distribution covering the west side of the Big Horn Basin, which extends approximately 70 miles north and south and 40 miles east and west from Cody. As of June 30, 2008, our Wyoming operations provided service to approximately 6,300 customers, including one large industrial customer. Our Wyoming operations also offer transportation through its pipeline system. This service is designed to permit producers and other purchasers of gas to transport their gas to markets outside of our Wyoming operations’ distribution and transmission system.

The following table shows our Wyoming operations’ revenues by customer class for the fiscal year ended June 30, 2008 and the two preceding fiscal years:

	Gas Revenue
	Years Ended June 30,
	2008	2007	2006
	(In thousands)

Residential	$4,982	$4,657	$5,883
Commercial	4,438	2,990	5,771
Industrial	2,008	4,348	5,741

Total	$11,428	$11,995	$17,395

Note:	Higher revenues were realized in fiscal 2006 compared to fiscal 2008 and 2007 due to higher gas costs which are passed on to the customers in accordance with approvals from the WPSC.

The following table shows volumes of natural gas, expressed in MMcf, sold by our Wyoming operations for the fiscal year ended June 30, 2008 and the two preceding fiscal years:

	Gas Volumes
	Years Ended June 30,
	2008	2007	2006
	(In MMcf)

Residential	$567	$526	$478
Commercial	613	593	567
Industrial	334	472	684

Total Gas Sales	$1,514	$1,591	$1,729

Our Wyoming operations generate their revenues under tariffs regulated by the WPSC. The tariffs are structured to enable us to recover a base cost of gas and administrative and operating expenses to provide a sufficient rate of return to cover interest and profit. Our rate of return is subject to annual review by the WPSC. Our Wyoming operations’ tariffs include a purchased gas adjustment clause, which allows our Wyoming operations to adjust rates periodically to recover changes in gas costs.

Our Wyoming operations have an industrial customer whose gas sales rates are subject to an industrial tariff, which provides for lower incremental prices as higher volumes are used. This customer accounted for approximately 17.6% of the revenues of our Wyoming operations and approximately 3.4% of the consolidated revenues of the natural gas segment of our business. This customer’s business is cyclical and depends upon the level of housing starts in its market areas.

Our Wyoming operations transport gas for third parties pursuant to a tariff filed with and approved by the WPSC. The terms of the transportation tariff (currently between $.08 and $.31 per thousand cubic feet (mcf)) are approved by the WPSC.

Natural Gas — North Carolina

On October 1, 2007, we acquired Frontier Natural Gas, a natural gas utility in Elkin, North Carolina. The purchase price was $4.9 million in cash. Our North Carolina operations provide natural gas service to customers in Ashe, Surry, Warren, Wilkes, Watauga, and Yadkin Counties. This service area has a population of approximately 40,000 people. The major communities in our North Carolina service area are Boone, Elkin, Mount Airy, Wilkesboro, Warrenton and Yadkinville. We have certificates of public convenience and necessity granted by the North Carolina Utility Commission (NCUC) for transportation and distribution in these counties and franchise agreements with municipalities located within these counties.

Our North Carolina operations provide service to approximately 700 residential, commercial and transportation customers through 138 miles of transmission pipeline and 149 miles of distribution system. We offer transportation services to nineteen customers through special pricing contracts. Since acquiring Frontier Natural Gas on October 1, 2007, these customers have accounted for approximately 52% of the revenues of our North Carolina operation for the 2008 fiscal year.

For the nine months since the acquisition, Frontier Natural Gas distributed approximately 1,713 million cubic feet (MMcf).

Our North Carolina operations generate revenues under tariffs regulated by the NCUC. The tariffs are structured to enable us to recover a base cost of gas and administrative and operating expenses to provide a sufficient rate of return. In connection with our acquisition of Frontier Natural Gas, Energy West and NCUC agreed to extend the rate plan in place at the time of the acquisition for a period of five years. Accordingly, the staff of the NCUC will not seek to reduce our rates during that period, and we can not seek a rate increase in North Carolina during that time absent extraordinary circumstances. The North Carolina regulatory framework, however, incorporates a purchased-gas commodity cost adjustment mechanism that allows Frontier to adjust rates periodically to recover changes in its wholesale gas costs.

The following table shows our North Carolina operations’ revenues by customer class for the fiscal year ended June 30, 2008:

Gas Revenue
Years Ended
June 30, 2008
(In thousands)

Residential	$258
Commercial	2,171
Transportation	2,631

Total	$5,060

The following table shows volumes of natural gas, expressed in MMcf, sold by our North Carolina operations for the nine months ended June 30, 2008:

Gas Volumes
Years Ended
June 30, 2008
(In MMcf)

Residential	18
Commercial	162
Transportation	1,533

Total Gas Sales	1,713

Natural Gas — Maine

On December 1, 2007 we acquired Bangor Gas Company, a natural gas utility in Bangor, Maine, for a purchase price of $434,000. Our operations in Maine provide natural gas service to customers in Bangor, Brewer, Old Town, Orono and Veazie through 10 miles of transmission pipeline and 86 miles of distribution system. This service area has a population of approximately 59,000 people. We have certificates of public convenience and necessity granted by the Maine Public Utilities Commission (MPUC) for our Maine service territories.

Our Maine operations provide service to approximately 500 residential, commercial and industrial customers. We offer transportation services to twenty customers through special pricing contracts. These customers accounted for approximately 16% of the revenues of our Maine operations in 2008.

For the seven months following the acquisition, Bangor Gas Company distributed approximately 8,900 MMcf.

Our Maine operations generate revenues under tariffs regulated by the MPUC, and as in other states, our tariffs are generally structured to enable us to realize a sufficient rate of return on investment. However, our tariffs and permitted return are not based upon a “rate base” as in other states, but on an alternative framework. Because heating oil and other alternative fuels are historically prevalent in Maine and because Bangor Gas Company entered the market in 1999 with few customers and sizeable start-up costs, the MPUC established a rate plan for Bangor Gas Company that was based upon the costs of distribution of alternative fuels. The goal of this alternative framework was to allow Bangor Gas Company to compete as a start-up gas utility with distributors of alternative fuels.

Accordingly, our rates include transportation charges and customer charges, but our rates may not exceed certain thresholds established in relation to rates for alternative fuels with which we compete. Additionally, if our cumulative profits exceed certain levels, we are then subject to a revenue sharing mechanism. Under the management of Sempra Energy prior to our acquisition in December 2007, Bangor Gas Company never exceeded that cumulative profit level; thus the revenue sharing mechanism was never triggered.

Our Maine tariffs also include a purchased gas adjustment clause, which allows our operation to adjust rates periodically to recover changes in gas costs. We are also able to negotiate individual special contracts with transportation customers. In connection with our acquisition of Bangor Gas Company, the MPUC extended the ten-year rate plan that had been established in 1999 for Bangor Gas Company for an additional three years.

Accordingly, we can not seek a new rate plan in Maine until late 2012. However, our current rate plan allows for certain periodic increases and adjustments to our tariffs.

The following table shows our Maine operations’ revenues by customer class for the seven months ended June 30, 2008:

Gas Revenue
Years Ended
June 30, 2008
(In thousands)

Residential	$232
Commercial	3,218
Transportation	778
Bucksport	671

Total	$4,899

The following table shows volumes of natural gas, expressed in MMcf, sold by our Maine operations for the fiscal year ended June 30, 2008:

Gas Volumes
Years Ended
June 30, 2008
(In MMcf)

Residential	16
Commercial	221
Transportation	532
Bucksport	8,131

Total Gas Sales	8,900

Marketing and Production Operations

We market approximately 1.6 bcf of natural gas annually to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, EWR. In order to provide a stable source of natural gas for a portion of its requirements, EWR purchased ownership in two natural gas production properties and three gathering systems, located in north central Montana, in May 2002 and March 2003. EWR currently holds an average 60% gross working interest (average 51% net revenue interest) in 162 natural gas producing wells in operation. This production gives EWR a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells and assets provided approximately 23.3% of the volume requirements for EWR in fiscal 2008. We acquired our interests in the wells by quitclaim deeds conveying interests in certain oil and gas leases for the wells from sellers who were in financial distress. We chose to purchase their interests despite the uncertain nature of the conveyance because we were able to negotiate purchase prices that, we believe, were fair and reasonable under, and accounted for, that circumstance. It is possible that our interests will be challenged in the future, but no such challenge has been made since acquiring the interests in 2002 and 2003 and we have no notice that such a challenge is forthcoming.

Additionally, EWR recently acquired a 19.8% ownership interest in Kykuit, a developer and operator of oil, gas and mineral leasehold estates located in Montana. We have invested a total of approximately $1.1 million in Kykuit and may invest additional funds in the future as Kykuit provides a supply of natural gas in close proximity to our natural gas operations in Montana. However, our obligations to make additional investments in Kykuit are limited under the Kykuit operating agreement. We are entitled to cease further investments in Kykuit if, in our reasonable discretion after the results of certain initial exploration activities are known, we deem the venture unworthy of further investments. Even if the venture is reasonably successful, we are obligated to invest no more than an additional $1.9 million over the life of the venture. Other investors in Kykuit include our chairman of the board, Richard M. Osborne, another board member, Steven A. Calabrese, and John D. Oil and Gas Company, a

publicly held gas exploration company, which is also the managing member of Kykuit. Also, Mr. Osborne is the chairman of the board and chief executive officer, and Mr. Grossi, Mr. Smail, Mr. Smith and Mr. Calabrese are directors of John D. Oil and Gas Company.

In furtherance of management’s focus on our core business of natural gas distribution, in fiscal 2003, our marketing and production operations exited the electricity marketing business by not renewing its electric contracts as they expired. As a result, during fiscal 2008, 2007, and 2006, we had only one remaining electric contract with a margin of $5,300, $48,000, and $48,000, respectively, in each of those three years. The electricity operations are reported within continuing operations because we use the same employees with the same overhead as our marketing and production operations.

Pipeline Operations

We operate two natural gas pipelines, the “Glacier” natural gas gathering pipeline placed in service in July 2002 and the “Shoshone” transmission pipeline placed in service in March 2003. The pipelines extend from the north of Cody, Wyoming to Warren, Montana. The Shoshone pipeline is approximately 30 miles in length, is a bidirectional pipeline that transports natural gas between Montana and Wyoming. This enables us to sell natural gas to customers in Wyoming and Montana through our EWR subsidiary and gives EWR access to the AECO and CIG natural gas price indices. The Glacier gathering pipeline is approximately 40 miles in length and enables us to transport production gas for processing. We believe that our pipeline operations represent an opportunity to increase our profitability over time by taking advantage of summer/winter pricing differentials as well as Alberta Energy Company Limited and Colorado Interstate Gas natural gas index differentials and to continue transporting more production gas to market. We currently are seeking ways in which we can maximize our pipeline operations by increasing the capacity and throughput of our existing pipeline assets.

Propane Operations — (Discontinued Operations)

Until March 31, 2007, we were engaged in the regulated sale of propane under the business name Energy West Arizona (EWA) and the unregulated sale of propane under the business name Energy West Propane — Arizona (EWPA), collectively known as EWP. EWP distributed propane in the Payson, Pine, and Strawberry, Arizona area located about 75 miles northeast of Phoenix in the Arizona Rim Country. EWP’s service area included approximately 575 square miles and a population of approximately 50,000.

The propane industry had become increasingly consolidated and operators with access to supply on a national scale have an advantage over smaller propane distributors. Therefore, in April 2007 we sold our propane operations in Arizona. We used the proceeds from this sale to reduce our outstanding debt and strengthen our balance sheet. Our propane operations are disclosed as discontinued operations in this Form 10-K. The small Montana wholesale distribution of propane to our affiliated utility, MRP, that had been reported in our propane operations is now reported in our marketing and production operation.

Corporate and Other

Our “Corporate and Other” reporting segment was established during the second quarter of our 2008 fiscal year. It is intended primarily to encompass the results of corporate acquisitions and other equity transactions. As we continue to implement our acquisition strategy and grow, we will likely report certain income and expense items associated with potential and completed acquisitions under this reporting segment. Further, in the event we receive regulatory approval to create a holding company structure, we may report certain other income and expense items associated with the holding company in this reporting segment.

Our first significant event reported under this segment was a deferred tax asset that was the result of our recent acquisitions of two natural gas utilities. On October 1, 2007, we completed the acquisition of Frontier Natural Gas, a natural gas utility in Elkin, North Carolina for a total purchase price of approximately $4.9 million. On December 1, 2007, we completed the acquisition of Bangor Gas Company, a Maine natural gas utility, for a total purchase price of approximately $434,000.

Under Financial Accounting Standards (FAS) 141, Business Combinations (FAS 141), we recorded these stock acquisitions as if the net assets of the targets were acquired. For income tax purposes, we are permitted to “succeed” to the operations of the acquired companies, and thereby continue to depreciate the assets at their historical tax cost bases. As a result, we may continue to depreciate approximately $79.0 million of capital assets using the useful lives and rates employed by Frontier Natural Gas and Bangor Gas Company. This treatment results in a potential future federal and state income tax benefit of approximately $17.2 million over a 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first five years following the acquisitions.

Following Accounting for Income Taxes (FAS 109), our balance sheet at June 30, 2008 reflects a gross deferred tax asset of approximately $17.2 million, offset by a valuation allowance of approximately $5.6 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.6 million. The excess of the net deferred tax assets received in the transactions over their respective purchase prices has been reflected as an extraordinary gain of approximately $6.8 million on the accompanying statement of income in accordance with the provisions of FAS 141.

During fiscal year 2008, we began to invest in marketable securities of other energy companies. We have reported $8,511 in dividend income, $61,186 in gains from the sales of these securities and $441,123 in costs associated with an equity offering that did not occur in the corporate and other segment during fiscal 2008.

Competition

The traditional competition we face in our distribution and sales of natural gas is from suppliers of fuels other than natural gas, including electricity, oil, propane, and coal. Traditionally, the principal considerations affecting a customer’s selection of utility gas service over competing energy sources include service, price, equipment costs, reliability, and ease of delivery. In addition, the type of equipment already installed in a business and residence significantly affects the customer’s choice of energy. However, with respect to the majority of our service territory, previously installed equipment is not an issue. Households in recent years have generally preferred the installation of natural gas and/or propane for space and water heating as an energy source. We face more intense competition in West Yellowstone and Cascade, Montana, North Carolina and Maine due to the cost of competing fuels than we face in the Great Falls area of Montana and our service territory in Wyoming.

Our marketing and production operations’ principal competition is from other natural gas marketing firms doing business in Montana and Wyoming.

Gas Supply Marketers and Gas Supply Contracts

We purchase gas for our natural gas operations and marketing and production operations from various gas supply marketers. For the past several years, the primary gas supply marketers for our natural gas distribution operations have been Jefferson Energy Trading, LLC (Jetco) and Tenaska Marketing Ventures. Jetco has also been a significant gas supply marketer for our marketing and production subsidiary, EWR. Other gas supply marketers are also used by EWR from time to time. EWR also supplies itself with natural gas through ownership of an average 60% gross working interest (51% net revenue interest) in 162 natural gas producing wells in operation in north central Montana. This production gives EWR a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells and assets provided approximately 23.3% of the volume requirements for EWR in fiscal 2008. In North Carolina, our primary gas supply marketer for Frontier Natural Gas is BP Energy, and in Maine, our primary gas supply marketer for Bangor Gas Company is Emera Energy Services.

We purchase and store gas for distribution later in the year. We also enter agreements to buy or sell gas at a fixed price. We may use such arrangements to protect profit margins on future obligations to deliver gas at a fixed price, or to attempt to protect against adverse effects of potential market price declines on future obligations to purchase gas at fixed prices.

Governmental Regulation

State Regulation

Our continuing utility operations are subject to regulation by the MPSC, WPSC, NCUC and MPUC as to rates, service area, adequacy of service, and safety standards. This regulation plays a significant role in determining our profitability. These authorities regulate many aspects of our distribution operations, including construction and maintenance of facilities, operations, safety, the rates we may charge customers, the terms of service to our customers and the rate of return we are allowed to realize. The various regulatory commissions approve rates intended to permit a reasonable rate of return on investment. Our tariffs allow gas cost to be recovered in full (barring a finding of imprudence) in regular (as often as monthly) rate adjustments. These pricing mechanisms have substantially reduced any delay between the incurrence and recovery of gas costs.

Local distribution companies periodically file rate cases with state regulatory authorities to seek permission to increase rates. We monitor our need to file rate cases with state regulators for such rate increases for our retail gas and transportation services. Through these rate cases, we are able to adjust the prices we charge customers for selling and transporting natural gas. However, in connection with our acquisitions of Frontier Natural Gas and Bangor Gas Company, the NCUC and MPUC extended the rate plans in effect at the time of acquisition for these entities for a period of five years. Accordingly, we can not seek a new rate plan in these states during that time, although the Maine rate plan does allow us to periodically increase and adjust our rates within certain parameters within our rate plan.

Franchise Agreements

In addition to being regulated by state regulatory agencies, local distribution companies are often subject to franchise agreements entered with local governments. While the number of local governments that require franchise agreements is diminishing historically, most of the local governments in our service areas still require them. Accordingly, when and where franchise agreements are required, we enter agreements for franchises with the cities and communities in which we operate authorizing us to place our facilities in the streets and public grounds. Generally, no utility may obtain a franchise until it has obtained approval from the relevant state regulatory agency to bid on a local franchise. We attempt to acquire or reacquire franchises whenever feasible. Where they are required, without a franchise, a local government could require us to cease our occupation of the streets and public grounds or prohibit us from extending our facilities into any new area of that city or community. To date, the absence of a franchise has caused no adverse effect on our operations.

In Montana, we hold a franchise in the city of Great Falls, and we are in the process of renewing our West Yellowstone franchise agreement. In Wyoming we hold franchises in the cities of Cody and Meeteetse. In North Carolina, the right to distribute gas is regulated by the NCUC, which generally divides service territories by county, and we have been granted the right by the NCUC to distribute gas in the six counties in which we operate under certificates of public convenience and necessity from the NCUC. We also have franchise agreements with all of the incorporated municipalities in those six counties to install and operate gas lines in those municipalities’ streets and right-of-ways. In Maine, we have been granted the right by the MPUC to distribute gas in our service areas under certificates of public convenience and necessity. We are not required to obtain franchise agreements for our Maine operations.

Federal Regulations

Our interstate operations are also subject to federal regulations with respect to rates, services, construction/maintenance and safety standards. This regulation plays a significant role in determining our profitability. Various aspects of the transportation of natural gas are also subject to, or affected by, federal regulation under the Natural Gas Act (NGA), the Natural Gas Policy Act of 1978 and the Natural Gas Wellhead Decontrol Act of 1989. The Federal Energy Regulatory Commission (FERC) is the federal agency vested with authority to regulate the interstate gas transportation industry. Among aspects of our business subject to FERC regulation, our Shoshone Pipeline is subject to certain FERC regulations applicable to interstate activities, including (among other things) regulations regarding rates charged. Our pipeline rates must be filed with FERC. The Shoshone Pipeline has rates on file with FERC for firm and interruptible transportation that have been determined to be just and reasonable. The operations of the Shoshone Pipeline are subject to certain standards of conduct established by FERC that require the Shoshone Pipeline to operate separately from, and without sharing confidential business information with, EWR to the maximum extent practicable. In contrast, FERC has determined that our interstate pipeline and natural gas operations in Wyoming may share operating personnel so long as our natural gas operations in Wyoming do not market natural gas.

Under certain circumstances, gathering pipelines are exempt from regulation by FERC. Our Glacier gathering pipeline has been determined to be non-jurisdictional by FERC, and is therefore not subject to regulation by FERC.

Our interstate pipeline operations are also subject to federal safety standards promulgated by the Department of Transportation under applicable federal pipeline safety legislation, as supplemented by various state safety statutes and regulations.

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

Environmental Matters

Environmental Laws and Regulations

Our business is subject to environmental risks normally incident to the operation and construction of gathering lines, pipelines, plants and other facilities for gathering, processing, treatment, storing and transporting natural gas and other products. These environmental risks include uncontrollable flows of natural gas, fluids and other substances into the environment, explosions, fires, pollution and other environmental and safety risks. The following is a discussion of certain environmental and safety concerns related to our business. It is not intended to constitute a complete discussion of the various federal, state and local statutes, rules, regulations, or orders to which our operations may be subject. For example, we, even without regard to fault, could incur liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (also known as the “Superfund” law), or state counterparts, in connection with the disposal or other releases of hazardous substances and for damage to natural resources.

Our activities in connection with the operation and construction of gathering lines, pipelines, plants, storage caverns, and other facilities for gathering, processing, treatment, storing and transporting natural gas and other products are subject to environmental and safety regulation by federal and state authorities, including, without limitation, the state environmental agencies and the Environmental Protection Agency (EPA), which can increase the costs of designing, installing and operating such facilities. In most instances, the regulatory requirements relate to the discharge of substances into the environment and include measures to control water and air pollution.

Environmental laws and regulations may require the acquisition of a permit or other authorization before certain activities may be conducted. These laws also include fines and penalties for non-compliance. Further, these laws and regulations may limit or prohibit activities on certain lands lying within wilderness areas, wetlands, areas providing habitat for certain species or other protected areas. We are also subject to other federal, state, and local laws covering the handling, storage or discharge of materials used in our business and laws otherwise relating to protection of the environment, safety and health. Because the requirements imposed by environmental laws and regulations frequently change, we are unable to predict the ultimate costs of compliance with such requirements or whether the incurrence of such costs would have a material adverse effect on our operations.

Environmental Issues

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

We have completed our remediation of soil contaminants at the plant site. In April 2002 we received a closure letter from the Montana Department of Environmental Quality (MDEQ) approving the completion of such remediation program.

We and our consultants continue to work with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve those standards. Although the MDEQ has not established guidance respecting the attainment of a technical waiver, the EPA has developed such guidance. The EPA guidance lists factors that render remediation technically impracticable. We have filed with the MDEQ a request for a waiver from complying with certain standards.

Although we incurred considerable costs to evaluate and remediate the site, we have been permitted by the MPSC to recover the vast majority of those costs. On May 30, 1995, we received an order from the MPSC allowing for recovery of the costs through a surcharge on customer bills. At June 30, 2008, we had incurred cumulative costs of approximately $2.1 million in connection with our evaluation and remediation of the site and had recovered approximately $1.9 million of these costs pursuant to the order. As of June 30, 2008, the cost remaining to be recovered through the ongoing rate was $150,000. We are required to file with the MPSC every two years for approval to continue the recovery of these costs through a surcharge. During fiscal 2007, the MPSC approved the continuation of the recovery of these costs with its order dated May 15, 2007.

We periodically conduct environmental assessments of our assets and operations. As set forth above, we continue to work with the MDEQ to address the water contamination problems associated with the former manufactured gas plant site and we believe that under EPA standards, further remediation may be technically impracticable. Further, we are not aware of any other material environmental problems requiring remediation. For these reasons, we believe that we are in material compliance with all applicable environmental laws and regulations.

Employees

We had a total of 108 employees as of June 30, 2008. Two of these employees are employed by our marketing and production operations, 93 by our natural gas operations and 13 at the corporate office. Our natural gas operations include 15 employees represented by two labor unions. Negotiations were completed in July 2008 with the Laborers Union, with a contract in place until June 30, 2010. A three-year contract with Local Union #41 for the pipefitters expires June 30, 2010. We believe our relationship with both labor unions is good.

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

Risks Related to Our Business

We are subject to comprehensive regulation by federal, state and local regulatory agencies that impact the rates we are able to charge, our costs and profitability.

The MPSC, WPSC, NCUC, MPUC and FERC regulate our rates, service area, adequacy of service and safety standards. These authorities regulate many aspects of our distribution operations, including the rates that we may charge customers, the terms of service to our customers, construction and maintenance of facilities, operations, safety and the rate of return that we are allowed to realize. Our ability to obtain rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that we will be able to obtain rate increases or rate supplements or continue to receive the current authorized rates of return.

Our gas purchase practices are subject to an annual review by state regulatory agencies which could impact our earnings and cash flow.

The regulatory agencies that oversee our utility operations may review retrospectively our purchases of natural gas on an annual basis. The purpose of these annual reviews is to reconcile the differences, if any, between the amount we paid for natural gas and the amount our customers paid for natural gas. If any costs are disallowed in this review process, these disallowed costs would be expensed in the cost of gas but would not be recovered by us in the rates charged to our customers. The various state regulatory agencies’ reviews of our gas purchase practices creates the potential for the disallowance of our recovery through the gas cost recovery pricing mechanism. Significant disallowances could affect our earnings and cash flow.

Operational issues beyond our control could have an adverse effect on our business.

We operate in geographically dispersed areas. Our ability to provide natural gas depends both on our own operations and facilities and those of third parties, including local gas producers and natural gas pipeline operators from whom we receive our natural gas supply. We cannot assure you that we will realize cost savings from our receipt of natural gas from third parties.

In addition, the loss of use or destruction of our facilities or the facilities of third parties due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce potential earnings and cash flows and increase our costs of repairs and replacement of assets. Our losses may not be fully recoverable through insurance or customer rates.

Storing and transporting natural gas involves inherent risks that could cause us to incur significant financial losses.

There are inherent hazards and operation risks in gas distribution activities, such as leaks, accidental explosions and mechanical problems that could cause the loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses to us. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties against us. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect our earnings and cash flow.

Our earnings and cash flow are sensitive to decreases in customer consumption resulting from warmer than normal temperatures and customer conservation.

Our gas sales revenue is generated primarily through the sale and delivery of natural gas to residential and commercial customers who use natural gas mainly for space heating. Consequently, temperatures have a significant impact on sales and revenues. Given the impact of weather on our utility operations, our business is a seasonal business. Most of our gas sales revenue is generated in the second and third quarters of our fiscal year (October 1 to March 31) as we typically experience losses in the non-heating season, which occurs in the first and fourth quarters of our fiscal year (July 1 to September 30 and April 1 to June 30).

In addition, the average annual natural gas consumption of customers has been decreasing because, among other things, new homes and appliances are typically more energy efficient than older homes and appliances, and customers appear to be continuing a pattern of conserving energy by utilizing energy efficient heating systems, insulation, alternative energy sources, and other energy savings devices and techniques. A mild winter, as well as continued or increased conservation, in any of our service areas can have a significant adverse impact on demand for natural gas and, consequently, earnings and cash flow.

The increased cost of purchasing natural gas during periods in which natural gas prices are rising significantly could adversely impact our earnings and cash flow.

The rates we are permitted to charge allow us to recover our cost of purchasing natural gas. In general, the various regulatory agencies allow us to recover the costs of natural gas purchased for customers on a dollar-for-dollar basis (in the absence of disallowances), without a profit component. We periodically adjust customer rates for increases and decreases in the cost of gas purchased by us for sale to our customers. Under the regulatory body-approved gas cost recovery pricing mechanisms, the gas commodity charge portion of gas rates we charge to our customers may be adjusted upward on a periodic basis. If the cost of purchasing natural gas increases and we are unable to recover these costs from our customers, we may incur increased costs associated with lost and unaccounted for gas and higher working capital requirements. In addition, any increases in the cost of purchasing natural gas may result in higher customer bad debt expense for uncollectible accounts and reduced sales volume and related margins due to lower customer consumption.

The loss of a major commercial or industrial gas customer to which we provide natural gas may negatively impact our profitability.

In fiscal 2008, we earned 3.25% of our operating margin by providing gas marketing services to unregulated commercial and industrial gas customers. External factors over which we have no control, such as the weather and economic conditions, can significantly impact the amount of gas consumed by our major commercial and industrial customers. The loss of a major customer could have an adverse impact on our earnings and cash flow.

Volatility in the price of natural gas could result in customers switching to alternative energy sources which could reduce our revenues, earnings and cash flow.

The market price of alternative energy sources such as coal, electricity, oil and steam is a competitive factor affecting the demand for our gas distribution services. Our customers may have or may acquire the capacity to use one or more of the alternative energy sources if the price of natural gas and our distribution services increase significantly. Natural gas has typically been less expensive than these alternative energy sources. However, if natural gas prices increase significantly, some of these alternative energy sources may become more economical or more attractive than natural gas which could reduce our earnings and cash flow.

The gas industry is intensely competitive and competition has increased in recent years as a result of changes in the price negotiation process within the supply and distribution chain of the gas industry, both of which could negatively impact earnings.

We compete with companies from various regions of the United States and may compete with foreign companies for domestic sales, many of whom are larger and have greater financial, technological, human and other resources. Additionally, legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. These challenges have been compounded by changes in the gas industry that have allowed certain customers to negotiate gas purchases directly with producers or brokers. We could lose market share or our profit margins may decline in the future if we are unable to remain competitive.

Earnings and cash flow may be adversely affected by downturns in the economy.

Our operations are affected by the conditions and overall strength of the national, regional and local economies, which impact the amount of residential and industrial growth and actual gas consumption in our service territories. Our commercial customers use natural gas in the production of their products. During economic downturns, these customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of natural gas they require for production. In addition, during periods of slow or little economic growth, energy conservation efforts often increase and the amount of uncollectible customer accounts increases. These factors may reduce earnings and cash flow.

Changes in the regulatory environment and events in the energy markets that are beyond our control may reduce our earnings and limit our access to capital markets.

As a result of the energy crisis in California during 2000 and 2001, the bankruptcy of some energy companies, investigations by governmental authorities into energy trading activities, the collapse in market values of energy companies, the downgrading by rating agencies of a large number of companies in the energy sector and the recent volatility of natural gas prices in North America, companies in regulated and unregulated energy businesses have generally been under increased scrutiny by regulators, participants in the capital markets and debt rating agencies. In addition, the Financial Accounting Standards Board or the Securities and Exchange Commission could enact new accounting standards that could impact the way we are required to record revenues, expenses, assets and liabilities. We cannot predict or control what effect these types of events, or future actions of regulatory agencies or others in response to such events, may have on our earnings or access to the capital markets.

We acquired interests in our natural gas wells by quitclaim deed and cannot guarantee that we hold clear title to our interests or that our interests will not be challenged in the future.

We own an average 60% working interest (average 51% net revenue interest) in 162 natural gas producing wells, which provide our marketing and production operations a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells provided approximately 23.3% of the volume requirements for EWR in fiscal 2008 We acquired our interests in the wells by quitclaim deed conveying interests in certain oil and gas leases for the wells. Because the sellers conveyed their interests by quitclaim, we received no warranty or representation from them that they owned their interests free and clear from adverse claims by third parties or other title defects. We have no title insurance, guaranty or warranty for our interests in the wells. Further, the wells may be subject to prior, unregistered agreements, or transfers which have not been recorded.

Accordingly, we cannot guarantee that we hold clear title to our interests or that our interests will not be challenged in the future. If our interests were challenged, expenses for curative title work, litigation or other dispute resolution mechanisms may be incurred. Loss of our interests would reduce or eliminate our production operations and reduce or eliminate the partial natural hedge that our marketing and production subsidiary currently enjoys as a result of our production capabilities. For all of these reasons, a challenge to our ownership could negatively impact our earnings, profits and results of operations.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting, as well as attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. Beginning with this Form 10-K for the fiscal year ended June 30, 2008, we began complying with Section 404 and finished a report by our management on our internal control over financial reporting.

Compliance with Section 404 is both costly and challenging. Going forward, there is a risk that neither we nor our independent auditors will be able to conclude that our internal control over financial reporting is effective as required by Section 404. Further, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed under the Sarbanes-Oxley Act for compliance with Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could be adversely affected.

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

We are subject to numerous environmental laws and regulations that may increase our cost of operations, impact our business plans and expose us to environmental liabilities.

Environmental regulations that may affect our present and future operations include regulation of air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital expenditures and operating costs. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the outcome (financial or operational) of any related litigation that may arise.

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

We cannot be sure that existing environmental regulations will not be revised or that new regulations intended to protect the environment will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our results of operations.

We have a net deferred tax asset of $11.6 million and we cannot guarantee that we will be able to generate sufficient future taxable income to realize a significant portion of this net deferred tax asset, which could lead to a writedown (or even a loss) of the net deferred tax asset and adversely affect our operating results and financial position.

We have a net deferred tax asset of $11.6 million. The net deferred tax asset is the result of our recent acquisitions of Frontier Natural Gas and Bangor Gas Company. We may continue to depreciate approximately $79.0 million of their capital assets using the useful lives and rates employed by those companies, resulting in a potential future federal and state income tax benefit of approximately $17.2 million over a 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first 5 years following the acquisitions.

Following FAS 109, our balance sheet at June 30, 2008 reflects a gross deferred tax asset of approximately $17.2 million, offset by a valuation allowance of approximately $5.6 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.6 million. The excess of the net deferred tax assets received in the transactions over their respective purchase prices has been reflected as an extraordinary gain of approximately $6.8 million on our income statement for the year ended June 30, 2008 in accordance with the provisions of FAS 141.

We cannot guarantee that we will be able to generate sufficient future taxable income to realize the $11.6 million net deferred tax asset over the next 24 years. Management will reevaluate the valuation allowance each year on completion of updated estimates of taxable income for future periods, and will further reduce the deferred tax asset by the new valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. If the estimates indicate that we are unable to use all or a portion of the net deferred tax asset balance, we will record and charge a greater valuation allowance to income tax expense. Failure to achieve projected levels of profitability could lead to a writedown in the deferred tax asset if the recovery period becomes uncertain or longer than expected and could also lead to the expiration of the deferred tax asset between now and 2032, either of which would adversely affect our operating results and financial position.

Changes in the market price and transportation costs of natural gas could result in financial losses that would negatively impact our results of operations.

We are exposed to the impact of market fluctuations in the price and transportation costs of natural gas. We purchase and store gas for distribution later in the year. We also enter agreements to buy or sell gas at a fixed price. We may use such arrangements to protect profit margins on future obligations to deliver gas at a fixed price, or to attempt to protect against adverse effects of potential market price declines on future obligations to purchase gas at fixed prices. Further, we are exposed to losses in the event of nonperformance or nonpayment by the counterparties to our supply agreements, which could have a material adverse impact on our earnings for a given period.

Risks Related to Our Acquisition Strategy

We face a variety of risks associated with acquiring and integrating new business operations.

The growth and success of our business will depend to a great extent on our ability to acquire new assets or business operations and to integrate the operations of businesses that we have recently acquired, including Frontier Natural Gas and Bangor Gas Company, and those that we may acquire in the future. We cannot provide assurance that we will be able to:

•	identify suitable acquisition candidates or opportunities,

•	acquire assets or business operations on commercially acceptable terms,

•	effectively integrate the operations of any acquired assets or businesses with our existing operations,

•	manage effectively the combined operations of the acquired businesses,

•	achieve our operating and growth strategies with respect to the acquired assets or businesses,

•	reduce our overall selling, general, and administrative expenses associated with the acquired assets or businesses, or

•	comply with the internal control requirements of Section 404 as a result of an acquisition.

The integration of the management, personnel, operations, products, services, technologies, and facilities of Frontier Natural Gas, Bangor Gas Company or any businesses that we acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse affect on our business, financial condition, and operating results.

To the extent we are successful in making an acquisition, we may be exposed to a number of risks.

Any acquisition may involve a number of risks, including the assumption of material liabilities, the terms and conditions of any state or federal regulatory approvals required for an acquisition, the diversion of management’s attention from the management of daily operations to the integration of acquired operations, difficulties in the integration and retention of employees and difficulties in the integration of different cultures and practices, as well as in the integration of broad and geographically dispersed personnel and operations. The failure to make and integrate acquisitions successfully, including Frontier Natural Gas and Bangor Gas Company, could have an adverse effect on our ability to grow our business.

Subsequent to the consummation of an acquisition, we may be required to take write-downs or write-offs, restructuring and impairment charges or other charges that could have a significant negative impact on our financial condition, results of operations and our stock price.

We recently acquired Frontier Natural Gas and Bangor Gas Company and are in the process of completing other potential acquisitions. There could be material issues present inside a particular target business that are not uncovered in the course of due diligence performed prior to the acquisition, and there could be factors outside of the target business and outside of our control that later arise. As a result of these factors, after an acquisition is complete we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges relating to an evaluation of goodwill and acquisition-related intangible assets that could result in our reporting losses. In addition, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.

Risks Related to Our Common Stock

Our ability to pay dividends on our common stock is limited.

We cannot assure you that we will continue to pay dividends at our current monthly dividend rate or at all. In particular, our ability to pay dividends in the future will depend upon, among other things, our future earnings, cash requirements and covenants under our existing credit facility and any future credit agreements to which we may be a party.

The possible issuance of future series of preferred stock could adversely affect the holders of our common stock.

Pursuant to our articles of incorporation, our board of directors has the authority to fix the rights, preferences, privileges and restrictions of unissued preferred stock and to issue those shares without any further action or vote by the shareholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that may be issued in the future. These adverse effects could include subordination to preferred shareholders in the payment of dividends and upon our liquidation and dissolution, and the use of preferred stock as an anti-takeover measure, which could impede a change in control that is otherwise in the interests of holders of our common stock.

Organization, Structure and Management Risks

Our credit facility contains restrictive covenants that may reduce our flexibility, and adversely affect our business, earnings, cash flow, liquidity and financial condition.

The terms of our credit facility impose significant restrictions on our ability and, in some cases, the ability of our subsidiaries, to take a number of actions that we may otherwise desire to take, including:

•	requiring us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other business activities,

•	requiring us to meet certain financial tests, which may affect our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate,

•	limiting our ability to sell assets, make investments or acquire assets of, or merge or consolidate with, other companies,

•	limiting our ability to repurchase or redeem our stock or enter into transactions with our shareholders or affiliates, and

•	limiting our ability to grant liens, incur additional indebtedness or contingent obligations or obtain additional financing for working capital, capital expenditures, acquisitions and general corporate and other activities.

These covenants place constraints on our business and may adversely affect our growth, business, earnings, cash flow, liquidity and financial condition. Our failure to comply with any of the financial covenants in the credit facility may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the credit facility or other agreements we may enter into from time to time that contain cross-acceleration or cross-default provisions. If this occurs, there can be no assurance that we would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on our business, earnings, cash flow, liquidity and financial condition.

Our performance depends substantially on the performance of our executive officers and other key personnel and the ability of our new management team to fully implement our business strategy.

The success of our business depends on our ability to attract, train, retain, and motivate high quality personnel, especially highly qualified managerial personnel. Poor execution in the transition of our management team or the loss of services of key executive officers or personnel could have a material adverse effect on our business, results of operations and financial condition.

During fiscal 2008, new chief executive, operating and financial officers joined our management team. Because of these recent changes, our management team has not worked together as a group for an extended period of time and may not work together effectively to successfully implement our business strategy. If our new management team is unable to accomplish our business objectives, our ability to successfully operate the company and acquire and integrate new business operations may be severely impaired.

We have entered a limited liability operating agreement with third parties to develop and operate oil, gas and mineral leasehold estates, which exposes us to the risk associated with oil, gas and mineral exploration as well as the risks inherent in relying upon third parties in business ventures and we may enter into similar agreements in the future.

Through our subsidiary Energy West Resources, Inc. (EWR), we have entered an operating agreement with various third parties regarding Kykuit Resources, LLC (Kykuit), a developer and operator of oil, gas and mineral leasehold estates located in Montana. Through EWR, we own 19.8% of the membership interests of Kykuit, and because Kykuit’s primary purpose is oil, gas and mineral exploration, our investment in Kykuit is subject to the risks associated with that business, including the risk that little or no oil, gas or minerals will be found. We have a net investment of approximately $1.1 million in Kykuit, and we may be required to invest additional amounts of up to approximately $1.9 million. Whether or not we may be required to invest additional funds will depend on the success, or lack thereof, of Kykuit in its initial drilling. We are entitled under the Kykuit operating agreement, as amended and restated, to exercise reasonable discretion to cease further investments in the event certain initial exploratory drilling efforts are unsuccessful.

We depend upon the performance of third party participants in endeavors such as Kykuit, and their performance of their obligations to us are outside our control. If these parties do not meet or satisfy their obligations under these arrangements, the performance and success of endeavors such as Kykuit may be adversely affected. If third parties to operating agreements and similar agreements are unable to meet their obligations we may be forced to undertake the obligations ourselves or incur additional expenses in order to have some other party perform such obligations. We may also be required to enforce our rights that may cause disputes among third parties and us. If any of these events occur, they may adversely impact us, our financial performance and results of operations.

We have entered into certain transactions with persons who are our directors and may enter into additional transactions in the future.

Richard M. Osborne, our chairman of the board and chief executive officer, and Steven A. Calabrese, a director, own interests in Kykuit, a party to the joint venture arrangement involving EWR. John D. Oil and Gas Company, a publicly-held oil and gas exploration company of which Mr. Osborne is the chairman of the board and chief executive officer and Energy West directors Mr. Calabrese, Mark D. Grossi, James R. Smail and Thomas J. Smith are directors, is an owner and the managing member of Kykuit. Additionally, we lease office space in Mentor, Ohio from OsAir, Inc., of which Mr. Osborne is the president and chief executive officer. In the future, we may enter into additional transactions with our directors or entities controlled by our directors. We cannot assure you that our shareholders will view the benefits of these transactions in the same manner that we or our board of directors do.

We have filed applications with the MPSC and the WPSC to reorganize our operations into a holding company structure, which could affect our ability to pay dividends in the future.

We have filed applications with the MPSC and have received approval by the WPSC to reorganize our operations into a holding company structure. Our reorganization may also be subject to an approval or receipt of a waiver from the MPUC and NCUC which we are seeking to obtain. We expect responses from these agencies within approximately six months of filing the applications, although we have no control over the timing of their responses. If this structure is approved by these agencies, we intend to become a holding company with no significant assets other than the stock of our operating subsidiaries. We would rely on dividends from our subsidiaries for our cash flows. Our ability to pay dividends to our shareholders and finance acquisitions would be dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to pay upstream dividends to us.

Item 2.	Properties.

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

In addition, we lease 1,000 square feet of office space in Mentor, Ohio that serves as the offices for our chief executive officer and our vice president of business development under a three year lease agreement.

We own a 60% gross working interest (51% net revenue interest) in 162 natural gas production wells and three gathering pipelines in north central Montana. The natural gas wells are operated by a third party and we are invoiced each month for our share of the operating and capital expenses incurred. We acquired our interests in the wells by quitclaim deeds conveying interests in certain oil and gas leases for the wells from sellers who were in financial distress. We chose to purchase their interests despite the uncertain nature of the conveyance because we were able to negotiate purchase prices that, we believe, were fair and reasonable under, and accounted for, that circumstance. It is possible that our interests will be challenged in the future, but no such challenge has been made since acquiring the interests in 2002 and 2003 and we have no notice that such a challenge is forthcoming.

In Cody, Wyoming, we lease office and service buildings under long-term lease agreements. We own approximately 500 miles of transmission and distribution mains and related metering and regulating equipment, all of which are located in or around Cody, Meeteetse, and Ralston, Wyoming.

Our North Carolina operations are headquartered in Elkin, North Carolina. The facility is a 16,000 square foot building that has a combination of office, shop and warehouse space. We are subject to a lease agreement through June 2009. We own approximately 290 miles of transmission and distribution lines and related metering and related equipment.

In Bangor, Maine, we lease two office buildings under long-term lease agreements. We have approximately 100 miles of transmission and distribution lines and related metering and regulating equipment.

Our pipeline operations own two pipelines in Wyoming and Montana. One is currently being operated as a gathering system. The other pipeline is operating as a FERC regulated natural gas interstate transmission line. The pipelines extend from north of Cody, Wyoming to Warren, Montana.

Item 3.	Legal Proceedings.

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (Shelby) alleges a breach of contract by our subsidiary, EWR, to provide natural gas to Shelby. Shelby is seeking damages and injunctive relief prohibiting EWR from further breaching the contract. The case is currently in the discovery phase. We believe this lawsuit to be without merit and are vigorously defending the allegations.

In our opinion, the outcome of these lawsuits, including the Shelby litigation, will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock

Our common stock trades on the Nasdaq Global Market under the symbol “EWST.” On February 1, 2008, the Board of Directors authorized a 3-for-2 stock split of the company’s $0.15 par value common stock. As a result of the split, 1,437,744 additional shares were issued, and additional paid-in capital was reduced by $215,619. All references in the accompanying financial statements to the number of common shares and per-share amounts for fiscal 2008, 2007 and 2006 have been restated to reflect the stock split.

The following table sets forth, for the quarters indicated, the range of high and low prices of our common stock from the Nasdaq Monthly Statistical Reports, adjusted for the 3 for 2 stock split effectuated February 1, 2008.

Fiscal Year 2008	High	Low

First Quarter	$9.49	$8.14
Second Quarter	$9.80	$8.19
Third Quarter	$9.68	$7.59
Fourth Quarter	$11.21	$7.40

Fiscal Year 2007	High	Low

First Quarter	$7.96	$6.01
Second Quarter	$8.00	$7.19
Third Quarter	$10.00	$7.40
Fourth Quarter	$10.81	$9.01

Holders of Record

As of August 29, 2008, there were approximately 181 record owners of our common stock. We estimate that an additional 1,800 shareholders own stock in their accounts at brokerage firms and other financial institutions.

Dividend Policy

Our credit agreement with Bank of America, N.A. (Bank of America) (fka LaSalle Bank, N.A.) restricts our ability to pay dividends during any period to a certain percentage of our cumulative earnings over that period. Our 2010 promissory note also contains restrictions respecting the payment of dividends. There were no cash dividends paid between April 2003 and September 2005. Our Board reinstated the payment of the quarterly dividend beginning in October 2005. Quarterly dividend payments, adjusted for the stock split, per common share were:

October 28, 2005	$0.026
January 31, 2006	$0.033
May 31, 2006	$0.052
August 28, 2006	$0.066
November 2, 2006	$0.080
February 13, 2007	$0.093
May 3, 2007	$0.100
September 25, 2007	$0.106

On October 22, 2007, we amended our credit facility with Bank of America to begin paying monthly, rather than quarterly, cash dividends on our common shares. We began to pay a monthly dividend on December 28, 2007. Monthly dividend payments per common share (adjusted for the stock split) were:

November 19, 2007	$0.107
December 28, 2007	$0.036
January 28, 2008	$0.036
February 28, 2008	$0.036
March 28, 2008	$0.036
April 30, 2008	$0.036
May 30, 2008	$0.036
June 30, 2008	$0.040

Restrictions on Payment of Dividends

Our loan with Bank of America restricts our ability to pay dividends. Payment of future cash dividends, if any, and their amounts, will be dependent upon a number of factors, including those restrictions, our earnings, financial requirements, number of shares of capital stock outstanding and other factors deemed relevant by our board of directors. We are permitted to pay dividends no more frequently than once each calendar month. Further, we are forbidden from paying dividends in certain circumstances. For instance, we may not pay a dividend if the dividend, when combined with dividends over the previous five years, would exceed 75% of our net income over those years. For the purposes of this restriction, extraordinary gain, such as the $6.8 million of extraordinary gain associated with the purchase of Frontier Natural Gas and Bangor Gas Company, is not included in net income. Further, if we have purchased or redeemed any of our capital stock during the previous five years, payments for these purchases or redemptions would be included as payments of dividends in determining whether it is permissible to pay the proposed dividend under this restriction.

In addition, we may not pay a dividend if we are in default, or if payment would cause us to be in default, under the terms of our unsecured credit agreement. We also may not pay a dividend if payment would cause our earnings before interest and taxes (EBIT), to be less than twice our interest expense. For the purpose of this restriction, EBIT and interest expense are measured over a four-quarter time period that ends with the most recently completed fiscal quarter. Similarly, we may not pay a dividend if payment would cause our total debt to exceed 65% of our capital. For the purpose of this restriction, total debt and capital are measured for the most recently completed fiscal quarter.

In addition to our Bank of America credit facility, we also have unsecured senior notes outstanding that also contain restrictions on dividend payments. Under our unsecured senior notes, we may not pay a dividend if payment would cause our total payments of dividends for the five years prior to the proposed payment to exceed our consolidated net income for those five years.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

				Maximum Number
			Total Number of	of Shares that may
			Shares Purchased as	yet be Purchased
	Total Shares	Average Price	Part of Publicly	Under the Stock
Period	Purchased	Paid per Share	Announced Plans	Repurchase Plan

May 30, 2007 — June 30, 2007	146,348	$15.00	146,348
July 1, 2007 — June 30, 2008	11,187	$14.24	11,187

	157,535		157,535	141,465

On February 13, 2007, our Board of Directors approved a stock repurchase plan whereby the company intends to buy back up to 299,000 shares of the company’s common stock. We began this stock buyback on May 30, 2007. The stock repurchases included 145,000 shares from Mr. Mark Grossi, one of our directors. During fiscal 2008, we repurchased 11,187 shares of common stock.

Performance Graph

The graph below matches our cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Utilities index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 6/30/2003 to 6/30/2008.

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

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share)

Operating results
Operating revenue	$76,833	$59,373	$74,696	$67,889	$58,664
Operating expenses
Gas and electric purchases	56,170	43,806	60,398	53,510	46,981
General and administrative	10,662	6,198	6,389	7,309	8,020
Maintenance	650	567	505	521	399
Depreciation and amortization	1,865	1,692	1,672	1,790	1,812
Taxes other than income(1)	2,080	1,697	1,453	1,479	1,058

Total operating expenses	71,427	53,960	70,417	64,609	58,270

Operating income (loss)	5,406	5,413	4,279	3,280	394
Other income-net	316	241	391	235	204
Total interest charges(2)	1,077	2,124	1,649	2,113	1,933

Income (loss) before taxes	4,645	3,530	3,021	1,402	(1,335)
Income tax expense (benefit)	1,333	1,273	1,109	475	(412)
Discontinued operations (net of tax)	—	3,955	405	454	367

Net Income (Loss) before extraordinary item	3,312	6,212	2,317	1,381	(556)

Extraordinary Gain	6,819
Net Income	$10,131	$6,212	$2,317	$1,381	$(556)

Basic earnings (loss) per common share	$2.35	$1.40	$0.53	$0.35	$(0.14)
Diluted earnings (loss) per common share	$2.35	$1.39	$0.52	$0.35	$(0.14)
Dividends per common share(3)	$0.47	$0.34	$0.11	$—	$—
Weighted average common shares Outstanding — diluted	4,316,244	4,484,073	4,422,069	3,946,019	3,894,681
At year end:
Current assets	$16,340	$18,830	$23,669	$15,423	$16,739
Total assets	$59,800	$52,896	$57,931	$59,433	$61,445
Current liabilities	$11,962	$8,756	$10,796	$11,525	$16,725
Total long-term debt	$13,000	$13,000	$17,605	$18,677	$21,697
Total stockholders’ equity	$30,649	$22,296	$19,165	$17,187	$13,401

Total capitalization	$43,649	$35,296	$36,770	$35,864	$35,098

(1)	Taxes other than income include approximately $290,000 increases in property tax in fiscal 2004, 2005 and another $250,000 in 2007 for additional personal property taxes assessed by the Montana Department of

Revenue. The 2008 increase results from personal property taxes on our acquired companies in Maine and North Carolina.

(2)	Total interest charges reflect the costs associated with the addition of $6,000,000 of long-term debt and a $2,000,000 bridge loan incurred in March 2004. In May 2005, we paid off the $2,000,000 bridge loan and during fiscal 2006 we reduced the line of credit significantly, thus reducing interest in fiscal 2006. In fiscal 2007, we refinanced our long-term debt, resulting in the $991,000 expensing of debt issue costs related to the refinanced debt.

(3)	There were no cash dividends paid between April 2003 and September 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-K. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements.”

Executive Overview

Our primary source of revenue and operating margin has been the distribution of natural gas to end-use residential, commercial, and industrial customers. We have natural gas distribution operations in Montana, Wyoming, and we recently acquired distribution operations in North Carolina and Maine. We also market and distribute natural gas in Montana and Wyoming and conduct interstate pipeline operations in Montana and Wyoming. Formerly we conducted propane operations in Arizona, but those operations were sold in 2007.

We have five reporting segments: natural gas operations, marketing and production operations, pipeline operations, discontinued operations and corporate and other. Information regarding our Arizona propane operations is reported under discontinued operations. Our corporate and other reporting segment was recently established to report various income and expense items, including a deferred tax asset we received in connection with the acquisitions of our North Carolina and Maine distribution operations.

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

Regulatory Accounting

Our accounting policies historically reflect the effects of the rate-making process in accordance with Statements of Financial Accounting Standards (SFAS) No. 71 “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71). Our regulated natural gas segment continues to be cost-of-service rate regulated, and we believe the application of SFAS No. 71 to that segment continues to be appropriate. We must reaffirm this conclusion at each balance sheet date. If, as a result of a change in circumstances, we determine that the regulated natural gas segment no longer meets the criteria of regulatory accounting under SFAS No. 71, that segment will have to discontinue regulatory accounting and write off the respective regulatory assets and liabilities. Such a write-off could have a material impact on our consolidated financial statements.

The application of SFAS No. 71 results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. In some cases, we record regulatory assets before we have received approval for recovery from the state regulatory agencies. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base this conclusion on certain factors, including changes in the regulatory environment, recent rate orders issued by regulatory agencies, and the status of any potential new legislation. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or for probable future refunds to customers.

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

Recoverable/Refundable Costs of Gas and Propane Purchases

We account for purchased gas costs in accordance with procedures authorized by the state regulatory agencies, under which purchased gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

Deferred Tax Asset

We have a net deferred tax asset of $11.6 million. The net deferred tax asset is the result of our recent acquisitions of Frontier Natural Gas and Bangor Gas Company. We may continue to depreciate approximately $79.0 million of their capital assets using the useful lives and rates employed by those companies, resulting in a potential future federal and state income tax benefit of approximately $17.2 million over the 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first 5 years following the acquisitions.

Following Financial Accounting Standard (FAS) 109, our balance sheet at December 31, 2007 reflects a gross deferred tax asset of approximately $17.2 million, offset by a valuation allowance of approximately $5.6 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.6 million. The excess of the net deferred tax assets received in the transactions over their respective purchase prices has been reflected as an extraordinary gain of approximately $6.8 million on our income statement for the twelve months ended June 30, 2008 in accordance with the provisions of FAS 141.

We cannot guarantee that we will be able to generate sufficient future taxable income to realize the $11.6 million net deferred tax asset over the next 24 years. Management will reevaluate the valuation allowance each year on completion of updated estimates of taxable income for future periods, and will further reduce the deferred tax asset by the new valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. If the estimates indicate that we are unable to use all or a portion of the net deferred tax asset balance, we will record and charge a greater valuation allowance to income tax expense.

Failure to achieve projected levels of profitability could lead to a writedown in the deferred tax asset if the recovery period becomes uncertain or longer than expected and could also lead to the expiration of the deferred tax asset between now and 2032, either of which would adversely affect our operating results and financial position.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Net Income — Our net income for fiscal 2008 was approximately $10.1 million compared to net income of $6.2 million for fiscal 2007, an increase of $3.9 million or 63%. This improvement was primarily due to the recognition of an extraordinary gain of $6.8 million in the second quarter of fiscal year 2008. This gain resulted from the recognition of a deferred tax asset of $11.5 million from the purchase of assets in Maine and North Carolina. We expect to realize tax benefits in future years, and therefore recorded a deferred tax asset, (net of valuation reserve) and a corresponding gain, reduced by the total consideration paid for the companies. (See Note 4 to our Consolidated Financial Statements for further discussion of the deferred tax asset.) Coupled with the extraordinary gain were increases due to net income from the recently acquired gas operations in North Carolina of $831,000, from existing natural gas operations of $476,000 and from our gas marketing and production operation of $246,000. These improvements were partially offset by a net loss from the recently acquired gas operations in Maine of $166,000. In addition, net income of $6.2 million in 2007 included $4.0 million of income from discontinued operations.

The principal changes that contributed to the improvement in net income from fiscal 2007 to fiscal 2008 are explained below.

Revenues — Our revenues for fiscal 2008 were approximately $76.8 million compared to $59.4 million in fiscal 2007, an increase of $17.4 million or 29%. The increase was primarily attributable to: (1) a natural gas revenue increase of $12.9 million, of which $10.0 million was due to revenue from the recently acquired gas operations in Maine and North Carolina, with the remaining $2.9 million being caused by higher natural gas commodity prices passed through in rates in our existing natural gas operations and (2) an increase in our marketing and production operation’s revenue of $4.6 million, due primarily to higher sales volumes in our Wyoming market, offset by a decrease in electricity revenue of $180,000.

Gross Margin — Gross margin was approximately $20.7 million in fiscal 2008 compared to $15.6 million in fiscal 2007, an increase of $5.1 million or 33%. Gross margin from our marketing and production operations increased $10,000, due to a $210,000 increase in margin from gas production, offset by decreases in margins from gas marketing and electricity sales of $157,000 and $43,000 respectively. Our natural gas operation’s margins increased $5.1 million, of which $4.8 million was contributed by the recently acquired gas operations in Maine and North Carolina.

Expenses Other Than Cost of Sales — Expenses other than cost of sales increased by approximately $5.1 million from fiscal 2007 to fiscal 2008. On-going expenses related to operations in Maine and North Carolina account for $3.7 million of this increase. The remaining $1.3 million is due to increases in our distribution, general and administrative costs, including expenses related to the realignment of our management team and other outside legal and consultant fees.

Other Income — Other income increased by $74,000 from $242,000 in fiscal 2007 to $316,000 in fiscal 2008. Other income in our natural gas operations increased $16,000, primarily due to increased income generated in fiscal 2008 for services to customers compared to what had been provided in prior years. Other income in our marketing and production operations remained consistent with last year. Pipeline operations other income decreased $11,000. In fiscal 2008, other income also included $9,000 of dividends from marketable securities and $61,000 of gains from the sale of marketable securities.

Interest Expense — Interest expense decreased by $1.0 million from approximately $2.1 million in fiscal year 2007 to $1.1 million in fiscal year 2008. This decrease is primarily due to the write-off in fiscal 2007 of debt issue costs associated with the refinancing of long term debt, combined with a decrease in both short-term and long-term borrowings in fiscal 2008.

Income Tax Expense — Income tax expense from continuing operations increased by $60,000 from $1.27 million in fiscal 2007 to $1.33 million in fiscal 2008 due to increased pre-tax income from continuing operations.

Extraordinary Gain

The extraordinary gain of $6.8 million reported in fiscal year 2008 is related to the acquisitions of Frontier Utilities and Penobscot Natural Gas. We recognized a deferred tax asset, net of valuation allowance, from these acquisitions. The difference between the deferred tax asset, net of a valuation reserve, and our total purchase consideration resulted in the non-taxable extraordinary gain (See Note 4 to our Condensed Consolidated Financial Statements).

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

Income from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal year 2007, there was income before income taxes of approximately $975,000 from propane operations.

Gain from Disposal of Operations — There was no gain from disposal of operations in fiscal year 2008 due to the timing of the sale of the propane assets. On April 1, 2007 we sold our Arizona propane assets for $15.0 million plus working capital, resulting in a pre-tax gain of approximately $5.5 million during fiscal 2007.

Income Tax Expense from discontinued operations— Income tax expense decreased by approximately $2.5 million from fiscal 2007 to fiscal 2008, due to the timing of the sale of propane assets.

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Net Income — Our net income for fiscal 2007 was approximately $6.2 million compared to net income of $2.3 million for fiscal 2006, an improvement of $3.9 million. The improvement was the result of an increase in margin from continuing operations of $1.3 million, and an increase in income from discontinued operations of $3.5 million. These increases were offset in part by a decrease in other income of $149,000, and increases in operating expenses, interest expense and income taxes of $135,000, $475,000, and $164,000, respectively. The principal changes that contributed to the improvement in net income from fiscal 2006 to fiscal 2007 are explained below.

Revenues — Our revenues for fiscal 2007 were approximately $59.4 million compared to $74.7 million in fiscal 2006, a decrease of $15.3 million. This decrease was primarily attributable to a decrease in commodity prices. Revenues in our natural gas operations decreased $9.0 million due to lower commodity prices that are passed through to customers, and revenues in our marketing and production operations decreased $6.3 million due to the loss of two large customers and lower commodity prices. Revenue from our pipeline operations decreased $23,000 as a result of lower transport volumes.

Gross Margin — Gross margins (revenues less cost of sales) were approximately $15.6 million in fiscal 2007 compared to $14.3 million in fiscal 2006, an increase of $1.3 million. Gross margin in the Natural Gas segment increased by $606,000 due to higher volumes sold because of a colder winter. Gross margin in our marketing and production operations increased by $686,000, due to new business in our Wyoming market and the renegotiation of expiring contracts on more favorable terms, offset in part by a decrease in mark-to-market revenue and the loss of two large customers. Our pipeline operations’ margin decreased by $13,000 due to lower transport volumes.

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

Other Income — Other income decreased by $149,000 from $391,000 in fiscal 2006 to $242,000 in fiscal 2007. Other income in our natural gas operations decreased $129,000, primarily due to decreased income generated in fiscal 2007 for services to customers compared to what had been provided in prior years. Our marketing and production operations had other income of $32,000 in fiscal 2006 compared to $1,000 in fiscal 2007 primarily generated from payments related to the final settlement of a contract dispute. Our pipeline operations’ other income increased $11,000.

Interest Expense — In fiscal year 2007, we refinanced our long term debt, resulting in the expensing of $991,000 of unamortized debt issue costs. This was $742,000 more than the amount amortized in fiscal 2006. This increase in interest due to amortization of debt issue costs was offset by decreased short-term interest expense due to lower short-term borrowings, and resulted in a net increase in interest expense of $475,000, or 29%, from $1.6 million in fiscal 2006 to $2.1 million in fiscal 2007.

Income Tax Expense — Income tax expense from continuing operations increased by $164,000 from $1.1 million in fiscal 2006 to $1.3 million in fiscal 2007 due to increased pre-tax income from continuing operations.

Discontinued Operations

Formerly reported as propane operations, we have sold our Arizona propane assets as of April 1, 2007. A small portion of our propane operation as previously reported was income and expense associated with Missouri River Propane, (MRP), our unregulated Montana wholesale operation that supplies propane to our affiliated company reported in our natural gas operations. MRP is now being reported in our marketing and production operations.

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

Gain from Disposal of Operations — On April 1, 2007 we sold our Arizona propane assets for $15.0 million plus working capital, resulting in a pre-tax gain of approximately $5.5 million.

Income Tax (Expense) — Income tax expense increased by $2.2 million from $266,000 in fiscal 2006 to $2.5 million in fiscal 2007 due to higher pre-tax income, including the gain on sale of assets.

Operating Results of our Natural Gas Operations

For comparative purposes, the following table separates results of operations for our new acquisitions in Maine and North Carolina from the other natural gas operations. Our ownership of Frontier Utilities of North Carolina began October 1, 2007. Our ownership of Penobscot Utilities in Bangor, Maine began December 1, 2007. The results of these two operations are combined in the New Acquisitions column below. The Total Less New Acquisitions is comparable to fiscal year 2007 results.

	Years Ended June 30,
	2008			2007	2006
			Total Less
		New	New
	Total	Acquisitions	Acquisitions
	(In thousands)

Natural Gas Operations
Operating revenues	$59,339	$9,960	$49,379	$46,439	$55,453
Gas Purchased	41,337	5,159	36,178	33,542	43,161

Gross Margin	18,002	4,801	13,201	12,897	12,292
Operating expenses	13,954	3,681	10,273	9,307	9,160

Operating income	4,048	1,120	2,928	3,590	3,132
Other (income)	(245)	7	(252)	(229)	(358)

Income before interest and taxes	4,293	1,113	3,180	3,819	3,490
Interest expense	933	30	903	1,897	1,425

Income before income taxes	3,360	1,083	2,277	1,922	2,065
Income tax (expense)	(1,091)	(417)	(674)	(653)	(741)

Net income	$2,269	$666	$1,603	$1,269	$1,324

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Natural Gas Revenues and Gross Margins — Operating revenues without new acquisitions in fiscal 2008 increased to approximately $49.4 million from $46.4 million in fiscal 2007. This $3.0 million increase is caused by higher gas commodity costs passed through as increased rates.

Gas purchases in the natural gas operations (without new acquisitions) increased to $36.2 million in fiscal 2008 from $33.5 million in fiscal 2007. This $2.7 million increase results from higher gas commodity prices, primarily during the 4th quarter of fiscal 2008.

Gross margin (without new acquisitions) increased to $13.2 million in fiscal 2008 from approximately $12.9 million for fiscal 2007. This $304,000 increase is due to increased sales volumes, primarily in the fourth quarter of fiscal 2008.

Natural Gas Operating Expenses — Operating expenses (without new acquisitions) increased to approximately $10.3 million in fiscal 2008 from $9.3 million in fiscal 2007. This $1.0 million increase is due primarily to increases in distribution, general and administrative expenses, including expenses associated with the realignment of our management team, and increases in outside legal and consulting fees.

Natural Gas Other Income — Other income (without new acquisitions) increased to approximately $252,000 in fiscal 2008 from $229,000 in fiscal 2007. This $23,000 increase was primarily due to increased service sales in Great Falls, Montana and Cody, Wyoming.

Natural Gas Interest Expense — Interest expense (without new acquisitions) decreased to approximately $0.9 million in fiscal 2008 from $1.9 million in fiscal 2007. This $1.0 million decrease was primarily due to the write-off in fiscal 2007 of debt issue costs associated with the refinancing of long term debt, combined with a decrease in both short-term and long-term borrowings in fiscal 2008.

Natural Gas Income Tax Benefit (Expense) — Income tax expenses (without new acquisitions) decreased to approximately $532,000 in fiscal 2008 from $653,000 in fiscal 2007, due to an adjustment to tax expense for prior year actual tax expense from amounts that had been estimated and accrued, offset by higher taxable income.

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Natural Gas Revenues and Gross Margins — Operating revenues in fiscal 2007 decreased to approximately $46.4 million from $55.5 million in fiscal 2006. This $9.1 million decrease was due to lower gas commodity costs and decreased rates, even with higher volumes in the Montana market.

Gas purchases in our natural gas operations decreased to approximately $33.5 million in fiscal 2007 from $43.2 million in fiscal 2006. This $9.7 million decrease in gas cost reflects lower gas commodity prices during fiscal 2007.

Gross margin increased to approximately $12.9 million in fiscal 2007 from $12.3 million for fiscal 2006. This increase of $605,000 corresponds with the colder weather and higher volumes in the Montana regulated utility.

Natural Gas Operating Expenses — Operating expenses increased to approximately $9.3 million in fiscal 2007 from $9.2 million for fiscal 2006. The $147,000 increase is attributed to $154,000 lower general and administrative charges, including the effects of the curtailment of additional contributions to the Retiree Health Plan, offset by increased depreciation and maintenance expense of $59,000 and $20,000 respectively, and a $222,000 increase in property tax expense.

Natural Gas Other Income — Other income decreased to $229,000 in fiscal 2007 from $358,000 in fiscal 2006. This $130,000 decrease was primarily due to additional income generated in fiscal 2006 for services to customers compared to what has been provided in fiscal 2007.

Natural Gas Interest Expense — Interest expense increased to $1.9 million in fiscal 2007 from $1.4 million in fiscal 2006. This $471,000 increase was primarily due to the write-off of debt issue costs associated with the refinancing of long term debt, offset by decreased short term borrowings and the associated interest.

Natural Gas Income Tax Benefit (Expense) — Income tax expenses decreased $88,000 from $741,000 in fiscal 2006 to $653,000 in fiscal 2007, due to lower income before taxes.

Operating Results of our Marketing and Production Operations

	Years Ended June 30
	2008	2007	2006
	(In thousands)

Energy West Resources
Operating revenues	$17,124	$12,545	$18,832
Gas Purchased	14,833	10,264	17,238

Gross Margin	2,291	2,281	1,594
Operating expenses	631	559	711

Operating income	1,660	1,722	883
Other (income)	(1)	(2)	(33)

Income before interest and taxes	1,661	1,724	916
Interest expense	125	185	182

Income before income taxes	1,536	1,539	734
Income tax (expense)	(344)	(593)	(284)

Net income	$1,192	$946	$450

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

With the sale of our Arizona propane assets, we have reclassified our former propane operation, Missouri River Propane, into our marketing and production operations. This is a small unregulated propane supply operation that provides propane to our affiliated regulated company accounted for in our natural gas operations. Results from this operation include net income for fiscal year 2008 of $8,000 and a net loss for fiscal 2007 of $15,000.

Marketing and Production Revenues and Gross Margins — Revenues in EWR increased $4.6 million from approximately $12.5 million in fiscal 2007 to $17.1 million in fiscal 2008. Retail gas and propane revenues increased by approximately $4.5 million, due primarily to higher sales volumes in our Wyoming market. Production revenue increased by $261,000 due to an increase in the average index price received for volumes produced. These increases are offset by a decrease in electricity sales of $180,000 due to the expiration of our last remaining electricity customer contract in June 2007.

Our marketing and production operations’ fiscal 2008 gross margin of $2.29 million represents an increase of $10,000 from gross margin of $2.28 million earned in fiscal 2007. Gross margin from gas production increased by $210,000 due to higher index prices received for volumes produced. This is offset by a decrease in margin from gas marketing of $157,000 due to higher gas supply costs and a decrease in margin from electricity sales of $43,000.

Marketing and Production Operating Expenses — Operating expenses increased approximately $72,000 from $559,000 for fiscal 2007 to $631,000 for fiscal 2008. This change is caused primarily by increases in legal fees, salaries and depletion expense.

Marketing and Production Other Income — Other income decreased by $1,000 from $2,000 in fiscal 2007 to $1,000 in fiscal 2008.

Marketing and Production Interest Expense — Interest expense decreased by $60,000 from $185,000 in fiscal 2007 to $125,000 in fiscal 2008 due primarily to a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.

Marketing and Production Income Tax Expense — Income tax expense decreased from $593,000 in fiscal 2007 to $344,000 in fiscal 2008 due to an adjustment in tax expense for prior year actual tax expense from amounts that had been estimated and accrued, offset by higher taxable income.

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

With the sale of our Arizona propane assets, we have reclassified our former propane operation, Missouri River Propane, into our marketing and production operations. This is a small unregulated propane supply operation that provides propane to our affiliated regulated company accounted for in our natural gas operations. Results from this operation include losses for the fiscal years 2007 and 2006 of $15,000 and $9,000 respectively.

Marketing and Production Revenues and Gross Margins — Revenues decreased $6.3 million from approximately $18.8 million in fiscal 2006 to $12.5 million in fiscal 2007. Retail gas revenues decreased by approximately $6.1 million, with $4.5 million of the decrease due to the loss of two large customers and the remainder due to lower index prices for natural gas in fiscal 2007 as compared to fiscal 2006. Mark-to-market revenues decreased by $156,000 in fiscal 2007 versus fiscal 2006.

Marketing and Production’s fiscal 2007 gross margin of $2.3 million represents an increase of $687,000 from gross margin of $1.6 million earned in fiscal 2006. Gross margin from gas production increased by $367,000 due to renegotiation of contracts from low fixed prices to an index based price. Gross margin from retail gas sales increased by $532,000 due to new business in our Wyoming market and the re-negotiation of expiring contracts on more favorable terms. These increases are offset by the $156,000 decrease in mark-to-market revenue mentioned above and the loss of the two large customers.

Marketing and Production Operating Expenses — Operating expenses decreased approximately $152,000 from $711,000 for fiscal 2006 to $559,000 for fiscal 2007. Approximately $115,000 of this savings is due to a wrongful termination settlement expensed in the first quarter of fiscal year 2006. The remainder is due to reductions in general administrative expenses.

Marketing and Production Other Income — Other income decreased by $31,000 from $33,000 in fiscal 2006 to $2,000 in fiscal 2007. The income included in 2006 was attained from the settlement of a contract dispute.

Marketing and Production Interest Expense — Interest expense increased $3,000 from $182,000 in fiscal 2006 to $185,000 in fiscal 2007 as a result of amortization of debt issue costs in the current fiscal year, offset by minimal use of our line of credit.

Marketing and Production Income Tax Expense — Income tax expense increased from $284,000 in fiscal 2006 to $593,000 in fiscal 2007 because of higher pre-tax income.

Operating Results of our Pipeline Operations

	Years Ended June 30
	2008	2007	2006
	(In thousands)

Pipeline Operations
Operating revenues	$370	$388	$411
Gas Purchased	—	—	—

Gross Margin	370	388	411
Operating expenses	233	289	149

Operating income	137	99	262
Other (income)	—	(11)	—

Income before interest and taxes	137	110	262
Interest expense	17	42	41

Income before income taxes	120	68	221
Income tax (expense)	(40)	(26)	(85)

Net income	$80	$42	$136

There have been no material changes in pipeline operations in fiscal year 2008 compared to fiscal year 2007 or in fiscal year 2007 compared to fiscal year 2006, as illustrated in the table above.

Results of our Discontinued Operations

	Years Ended June 30
	2007	2006
	(In thousands)

Discontinued Operations:
Income from discontinued operations before income tax	$976	$671
Gain from disposal of operations	5,479	—
Income tax (expense)	(2,500)	(266)

Income from discontinued operations	$3,955	$405

There was no income or expenses from discontinued operations during fiscal year 2008.

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

Results of our Corporate and Other Operations

Year Ended June 30
2008
(In thousands)

Corporate and Other
Operating revenues	$—
Gas Purchased	—

Gross Margin	—
Operating expenses	441

Operating income	(441)
Other (income)	(70)

Income before interest and taxes	(371)
Interest expense	—

Income before income taxes	(371)
Income tax benefit	142

Income before extraordinary item	(229)

Extraordinary gain	(6,819)

Net income	$6,590

Fiscal Year Ended June 30, 2008

During fiscal 2008, corporate and other operations was created to accumulate revenues and expenses that were not allocable to our utilities or other operations. Therefore, it does not have standard revenues, purchase costs, or gross margin.

Results of corporate and other operations include a $6.8 million extraordinary gain related to the purchases of Frontier Utilities of North Carolina, Inc., and Penobscot Natural Gas, Inc. Also included in corporate and other operations are $65,000 in gains from the sale of marketable securities, $9,000 in dividends from marketable securities, and $441,000 ($272,000 net of tax) in costs associated with an equity offering that did not occur.

Consolidated Cash Flow Analysis

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $0 at both June 30, 2008 and 2007. We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. On April 1, 2007 we sold certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital. We used the proceeds from this transaction to reduce our outstanding debt and strengthen our balance sheet. We believe that has and will continue to enable us to take advantage of opportunities to enhance or expand our existing operations and to acquire additional businesses or assets on favorable terms as and when those opportunities arise.

In addition, we had temporary investments recorded with cash balances on the accompanying balance sheets of $0 and $5.5 million at June 30, 2008 and 2007, respectively. This change in our cash position is primarily due to increased costs for gas put in storage, decreased payables and increased investment in marketable securities.

We made capital expenditures for continuing operations of $3.9 million, $2.4 million, and $1.9 million during fiscal 2008, 2007, and 2006, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

Long-term debt was $13.0 million at June 30, 2008, and 2007.

Cash decreased to $796,000 at June 30, 2008, compared with $7.0 million at June 30, 2007. This $6.2 million decrease in cash for the year ended June 30, 2008 is compared with the $5.4 million increase and $1.5 million increase in cash for the years ended June 30, 2007 and June 30, 2006, respectively, as shown in the following table:

	Years Ended June 30,
	2008	2007	2006

Cash provided by (used in) operating activities	$5,437,000	$(1,271,000)	$8,529,000
Cash (used in) provided by investing activities	(9,798,000)	15,819,000	(1,583,000)
Cash provided by (used in) financing activities	(1,853,000)	(9,178,000)	(5,401,000)

Increase (decrease) in cash	$(6,214,000)	$5,370,000	$1,545,000

For the year ended June 30, 2008, cash from operating activities increased $6.7 million as compared to the year ended June 30, 2007, primarily because of a deferred tax gain of $6.8 million from the purchase of gas utilities in North Carolina and Maine, and the sale of the Arizona propane assets, which affected 2007 but not 2008. The proceeds from the sale are recorded as cash flows from the sale of assets in investing activities, described below. Other items affecting the use of cash included an increase in payables of $1.9 million and an increase of accounts receivable of $800,000. For the year ended June 30, 2007, cash from operating activities decreased $9.8 million as compared to the year ended June 30, 2006, primarily because of the sale of the Arizona propane assets, with both assets and liabilities held for sale decreasing, as well as deferred taxes. The proceeds from the sale are recorded as cash flows from the sale of assets in investing activities, described below. Other items affecting the use of cash included a decrease in other liabilities of $2.1 million, an increase of accounts receivable of $510,000, and an increase in amounts paid for inventory of $615,000.

For the year ended June 30, 2008, cash used in investing activities decreased $25.6 million as compared to the year ended June 30, 2007, due primarily to the sale of Arizona assets in 2007 and the purchase of Maine and North Carolina assets in 2008. Additionally, there were increases of $1.4 million in capital expenditures and $1.3 million in the purchase of marketable securities. For the year ended June 30, 2007, cash provided by investing activities increased $17.4 million as compared to the year ended June 30, 2006, primarily due to the proceeds of $17.9 million from the sale of propane assets and increases in customer advances of $212,000, partially offset by an increase in capital expenditures.

For the year ended June 30, 2008, cash used in financing activities decreased by $7.3 million as compared to the year ended June 30, 2007. We paid $2.0 million in dividends in fiscal 2008 compared to $1.5 million in fiscal 2007. The sale of common stock resulted in cash proceeds of $334,000, and the repurchase of common stock used $162,000. For the year ended June 30, 2007, cash used in financing activities increased by $3.8 million as compared to the year ended June 30, 2006. We refinanced our long-term debt and paid off a five-year note with Bank of America, which resulted in a net use of cash of $5.7 million. We paid $1.5 million in dividends in fiscal 2007 compared to $495,000 in fiscal 2006. The sale of common stock resulted in cash proceeds of $597,000, and the repurchase of common stock used $2.3 million .

Following our initial investment in Kykuit of $760,950, our capital account was credited in the amount of approximately $190,000 as a result of an amendment to the Kykuit operating agreement whereby our ownership percentage was reduced from 26.7% to 19.8%. This credit was applied to subsequent capital calls in fiscal 2008.

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

On June 29, 2007, we replaced our existing credit facility and long-term notes with a new $20.0 million revolving credit facility, and issued $13.0 million of 6.16% senior unsecured notes. The prior Bank of America credit facility had been secured, on an equal and ratable basis with our previously outstanding long-term debt, by substantially all of our assets.

Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, we issued $13.0 million aggregate principal amount of our 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $441,000 in new debt issue costs to be amortized over the life of the new note.

Bank of America Line of Credit — On June 29, 2007, we established our new five-year unsecured credit facility with Bank of America for $20.0 million which replaced a previous one-year facility with Bank of America for the same. The new credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by us.

The following table represents borrowings under the Bank of America revolving line of credit for each of the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended June 30, 2008
Minimum borrowing	$—	$3,275,000	$—	$—
Maximum borrowing	$—	$7,525,000	$6,525,000	$—
Average borrowing	$—	$4,558,000	$2,256,000	$—
Year Ended June 30, 2007
Minimum borrowing	$—	$2,900,000	$—	$—
Maximum borrowing	$2,900,000	$6,200,000	$3,502,000	$6,700,000
Average borrowing	$282,000	$4,384,000	$392,000	$485,000
Year Ended June 30, 2006
Minimum borrowing	$3,100,000	$5,200,000	$—	$—
Maximum borrowing	$5,200,000	$12,250,000	$12,050,000	$—
Average borrowing	$4,167,000	$9,489,000	$5,619,000	$—

Our 6.16% Senior Unsecured Note and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At June 30, 2008 and 2007, we believe we were in compliance with the financial covenants under our debt agreements or have received waivers for any defaults.

At June 30, 2008, we had approximately $796,302 of cash on hand. In addition, at June 30, 2008, we had no borrowings under the $20.0 million Bank of America revolving line of credit. Our short-term borrowings under our line of credit during fiscal 2008 had a daily weighted average interest rate of 7.15% per annum. At June 30, 2008, we had outstanding letters of credit related to supply contracts totaling $1.2 million. These letters of credit reduce our available borrowings on our line of credit. As discussed above, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. Our availability normally increases in January as monthly heating bills are paid and gas purchases are no longer necessary.

The total amount outstanding under all of our long term debt obligations was approximately $13.0 million at June 30, 2008 and 2007. The portion of such obligations due within one year was $0 at June 30, 2008, and 2007.

Capital Expenditures

We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. In fiscal 2008, 2007, and 2006, our total capital expenditures were approximately $3.9 million, $2.4 million, and $1.9 million, respectively. Expenditures for fiscal 2008, 2007, and 2006 were limited to essential needs only. We estimate future cash requirements for capital expenditures will be as follows:

		Estimated
		Future Cash
	Actual	Requirements
	2008	2009
	(In thousands)

Natural Gas Operations	$3,577	$4,000
Energy West Resources	250	—
Pipeline Operations	41	—

Total capital expenditures	$3,868	$4,000

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit.

Contractual Obligations

The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as of June 30, 2008.

		1 Year			After
Contractual Obligations	Total	or Less	2-3 Years	4-5 Years	5 Years

Interest payments(a)	$7,207,200	$800,800	$1,601,600	$1,601,600	$3,203,200
Long Term Debt(b)	13,000,000	—	—	—	13,000,000
Operating Lease Obligations	383,490	253,363	55,655	10,799	63,673
Transportation and Storage Obligation(c)	7,234,184	4,394,920	2,839,264	—	—

Total Obligations	$27,824,874	$5,449,083	$4,496,519	$1,612,399	$16,266,873

(a)	Our long-term debt interest payments are projected based on actual interest rates on long-term debt until the underlying debts mature.

(b)	See Note 9 of the Notes to Consolidated Financial Statements for a description of this debt.

(c)	Transportation and storage obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.

See Note 14 of the Notes to Consolidated Financial Statements for other commitments and contingencies.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet arrangements, other than those currently disclosed that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending March 31, 2009. We do not expect that the adoption of FAS 161 will have a material impact on our consolidated financial position or results of operations.

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

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements begin on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Management of Energy West is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Board of Directors, applicable to all of our Directors and all officers and employees.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission for the “Internal Control — Integrated Framework.” Based on this assessment, our chief executive officer and chief financial officer concluded that the our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings as of June 30, 2008. Further, in connection with our evaluation, we did not identify any change during the last quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-K does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Form 10-K.

Our Audit Committee meets with our independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews the scope and results of the audit work with the independent public accountants. The Audit Committee also meets periodically with the independent public accountants without management present to ensure that they have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with our 2008 Annual Meeting of Stockholders.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the material appearing under the headings “The Board of Directors,” “Executive Officers ,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Audit Committee Report” in the Proxy Statement for our 2008 Annual Meeting.

Item 11.	Executive Compensation.

Information required by this item is incorporated by reference to the material appearing under the headings “Director Compensation” “Compensation Discussion and Analysis,” and “Executive Compensation,” in the Proxy Statement for our 2008 Annual Meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in the Proxy Statement for our 2008 Annual Meeting.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement for our 2008 Annual Meeting.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to the material appearing under the heading “Principal Accountant Fees and Services” in the Proxy Statement for our 2008 Annual Meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements:

(b)	Exhibit Index.

3	.1(a)	Restated Articles of Incorporation. Exhibit 3.1 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, as filed on July 8, 1997, is incorporated herein by reference.
3	.1(b)	Articles of Amendment to the Articles of Incorporation dated January 28, 2008 Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2008 and incorporated herein by reference
3	.1(c)	Articles of Amendment to the Articles of Incorporation dated December 5, 2007. Filed as Exhibit 3.1(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference
3	.1(d)	Articles of Amendment to the Articles of Incorporation dated May 29, 2007. Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on June 4, 2007, is incorporated herein by reference.
3.2		Amended and Restated Bylaws. Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed on March 5, 2004, is incorporated herein by reference.
3	.2(a)	Amendment No. 3 to Amended and Restated Bylaws dated April 10, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2008 and incorporated herein by reference
3	.2(b)	Amendment No. 2 to Amended and Restated Bylaws dated April 10, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 10, 2008 and incorporated herein by reference
3	.2(c)	Amendment No. 1 to Amended and Restated Bylaws dated November 14, 2007. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2007 and incorporated herein by reference
10	.1(a)	Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1997 Notes. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.
10	.1(b)	Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and US Bank National Association, as Successor Trustee for the Series 1993 Notes. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.
10	.1(c)	Discharge of Obligor under Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1992-B Bonds. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.
10	.1(d)	Note Purchase Agreement dated June 29, 2007, between the Registrant and various Purchasers relating to 6.16% Senior Unsecured Notes due June 29, 2017. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.
10	.1(e)	Credit Agreement dated as of June 29, 2007, by and among the Registrant and various financial institutions and LaSalle Bank National Association. Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.

10	.1(f)	Amendment dated October 22, 2007 to the Credit Agreement among the Registrant, various financial institutions and LaSalle Bank National Association, as agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2007 and incorporated herein by reference
10	.2*	Energy West, Incorporated 2002 Stock Option Plan. Appendix A to the Registrant’s Proxy Statement on Schedule 14A, as filed on October 30, 2002, is incorporated herein by reference.
10	.3*	Employee Stock Ownership Plan Trust Agreement. Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-1672) is incorporated herein by reference.
10	.4*	Management Incentive Plan. Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, filed on July 8, 1997, is incorporated herein by reference.
10	.5*	Energy West Senior Management Incentive Plan. Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed on September 30, 2002, is incorporated herein by reference.
10	.6*	Energy West Incorporated Deferred Compensation Plan for Directors. Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed on September 30, 2002, is incorporated herein by reference.
10	.10*	Employment Agreement entered into as of June 23, 2004, between the Company and David Cerotzke. Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004, as filed on December 17, 2004, is incorporated herein by reference.
10	.11*	Employment Agreement entered into as of June 23, 2004, between the Company and John Allen. Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004, as filed on December 17, 2004, is incorporated herein by reference.
10.12		Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated October 24, 2007. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.13		First Amendment to Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated December 17, 2007. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference
10.14		Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.15		Amendment No. 1 to Stock Purchase Agreement dated April 11, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.16		Amendment No. 2 to Stock Purchase Agreement dated August 7, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.17		Amendment No. 3 to Stock Purchase Agreement, dated November 28, 2007, by and between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference
10.18		Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.19		Amendment Number 1 to Stock Purchase Agreement dated August 2, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.20		Stock Purchase Agreement dated December 18, 2007 between the Registrant, Dan F. Whetstone, Pamela R. Lowry, Paula A. Poole, William J. Junkermier and Roger W. Junkermier. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference
10.21		Non-Competition and Non-Disclosure Agreement dated December 18, 2007 between the Registrant and Daniel F. Whetstone. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference

10.22		Separation Agreement dated December 17, 2007 between David A. Cerotzke and the Registrant. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference
10.23		Lease Agreement dated February 25, 2008 between OsAir, Inc. and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2008 and incorporated herein by reference
10	.24*	Employment Agreement dated November 16, 2007 between James W. Garrett and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2007 and incorporated herein by reference
10	.25**	Gas Sales Agreement dated as of July 1, 2008 between John D. Oil & Gas Marketing Co., LLC, Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company and Brainard Gas Corp.
10	.26**	Natural Gas Transportation Service Agreement dated as of July 1, 2008 between Orwell-Trumbull Pipeline Co., LLC, Orwell Natural Gas Company and Brainard Gas Corp.
10	.27**	Transportation Service Agreement dated as of July 1, 2008 between Cobra Pipeline Co., Ltd., Northeast Ohio Natural Gas Company, Orwell Natural Gas Company and Brainard Gas Corp.
10	.28**	First Amendment dated July 1, 2008 to the Orwell-Trumbull Pipeline Co., LLC Operations Agreement between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC
10	.29**	Orwell-Trumbull Pipeline Co., LLC Operations Agreement dated January 1, 2008 between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC
10	.30**	Triple Net Lease Agreement dated as of July 1, 2008 between Station Street Partners, LLC and Orwell Natural Gas Company
10	.31**	Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Orwell Natural Gas Company
10	.32**	Triple Net Lease Agreement dated as of July 1, 2008 between Richard M. Osborne, Trustee and Orwell Natural Gas Company
10	.33**	Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Northeast Ohio Natural Gas Company
10.34		Stock purchase agreement dated September 12, 2008, between Energy West, Incorporated, and Richard M. Osborne, trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan, and Thomas J. Smith, filed as exhibit 10.1 to the registrant’s current report on Form 8-K dated September 17, 2008, and incorporated herein by reference.
14		Code of Business Conduct
21**		Company Subsidiaries
23	.1**	Consent of Hein & Associates LLP
31**		Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement

**	Filed herewith

(c)	Financial Statement Schedules:

Schedule II

Valuation and Qualifying Accounts
Energy West, Incorporated
June 30, 2008

	Balance at	Charged to	Write-Offs	Balance at
	Beginning of	Costs &	Net of	End of
Description	Period	Expenses	Recoveries	Period

Allowance for bad debts
Year Ended June 30, 2006	$266,704	$225,856	$(371,107)	$121,453
Year Ended June 30, 2007	$121,453	$210,956	$(268,355)	$64,054
Year Ended June 30, 2008	$64,054	$174,531	$(102,186)	$136,399

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED

/s/  Richard M. Osborne

Richard M. Osborne
Chief Executive Officer
(principal executive officer)

Date: September 29, 2008

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. Smith, his true and lawful attorney-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard M. Osborne Richard M. Osborne	Chief Executive Officer (Principal Executive Officer)	September 29, 2008

/s/ Thomas J. Smith Thomas J. Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 29, 2008

/s/ W.E. Argo W.E. Argo	Director	September 29, 2008

/s/ Mark D. Grossi Mark D. Grossi	Director	September 29, 2008

/s/ Ian Abrams Ian Abrams	Director	September 29, 2008

/s/ Michael I. German Michael I. German	Director	September 29, 2008

/s/ Steven A. Calabrese Steven A. Calabrese	Director	September 29, 2008

/s/ James E. Sprague James E. Sprague	Director	September 29, 2008

/s/ James R. Smail James R. Smail	Director	September 29, 2008

CONSOLIDATED FINANCIAL STATEMENTS
OF
ENERGY WEST, INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Energy West, Incorporated
Great Falls, Montana

We have audited the consolidated balance sheets of Energy West, Incorporated and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule as of, and for the three years in the period ended June 30, 2008 listed in the index as Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy West, Incorporated and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Energy West, Incorporated’s internal control over financial reporting as of June 30, 2008 included in the accompanying Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/  HEIN & ASSOCIATES LLP

Denver, Colorado
September 26, 2008

ENERGY WEST INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, JUNE 30, 2008 AND 2007

	2008	2007

ASSETS
Current Assets:
Cash	$796,302	$7,010,020
Marketable securities	910,778	—
Accounts receivable less $136,399 and $64,054 respectively, allowance for bad debt	5,108,796	3,532,083
Unbilled gas	1,252,638	649,939
Derivative assets	145,428	57,847
Natural gas and propane inventories	5,505,337	5,474,309
Materials and supplies	955,467	377,296
Prepayment and other	193,581	142,964
Income tax receivable	417,164	162,432
Recoverable cost of gas purchases	1,054,875	1,369,584
Deferred tax asset	—	53,370

Total current assets	16,340,366	18,829,844
Property, Plant and Equipment, Net	32,475,133	30,473,991
Deferred Charges	2,761,656	3,031,425
Deferred Tax Assets — Long term	6,825,575	—
Other Investments	1,118,264	—
Other Assets	279,810	560,463

TOTAL ASSETS	$59,800,804	$52,895,723

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Bank overdraft	$532,901	$—
Accounts payable	7,994,513	4,543,525
Derivative liabilities	146,206	58,018
Deferred income taxes	18,039	—
Refundable purchased gas costs	522,347	1,061,685
Accrued and other current liabilities	2,747,947	3,092,726

Total current liabilities	11,961,953	8,755,954

Other Obligations:
Deferred income taxes	—	4,585,170
Deferred investment tax credits	250,096	271,158
Other long-term liabilities	3,939,976	3,987,731

Total other obligations	4,190,072	8,844,059

Long-Term Debt	13,000,000	13,000,000

Commitments and Contingencies (note 14)
Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—
Common stock; $.15 par value, 5,000,000 shares authorized, 4,347,769 and 4,288,657 shares outstanding at June 30, 2008 and 2007, respectively	652,165	643,299
Capital in excess of par value	6,280,649	5,867,726
Retained earnings	23,715,965	15,784,685

Total stockholders’ equity	30,648,779	22,295,710

TOTAL CAPITALIZATION	43,648,779	35,295,710

TOTAL LIABILITIES AND CAPITALIZATION	$59,800,804	$52,895,723

See notes to consolidated financial statements

ENERGY WEST INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2008, 2007, AND 2006

	2008	2007	2006

REVENUES:
Natural gas operations	$59,338,996	$46,439,506	$55,452,395
Gas and electric — wholesale	17,124,081	12,545,359	18,831,929
Pipeline operations	370,171	388,175	411,237

Total revenues	76,833,248	59,373,040	74,695,561

COST OF SALES:
Gas purchased	41,337,397	33,541,993	43,160,830
Gas and electric — wholesale	14,833,353	10,264,633	17,237,396

Total cost of sales	56,170,750	43,806,626	60,398,226

GROSS MARGIN	20,662,498	15,566,414	14,297,335
Distribution, general, and administrative	10,661,878	6,197,529	6,389,130
Maintenance	650,553	566,683	504,671
Depreciation and amortization	1,865,294	1,692,486	1,671,647
Taxes other than income	2,080,144	1,696,936	1,453,375

Total expenses	15,257,869	10,153,634	10,018,823

OPERATING INCOME	5,404,629	5,412,780	4,278,512
OTHER INCOME	315,779	241,519	390,677
INTEREST (EXPENSE)	(1,076,345)	(2,124,155)	(1,648,897)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	4,644,063	3,530,144	3,020,292
INCOME TAX (EXPENSE)	(1,332,688)	(1,272,664)	(1,109,043)

INCOME FROM CONTINUING OPERATIONS	3,311,375	2,257,480	1,911,249

DISCONTINUED OPERATIONS:
Gain from disposal of operations	—	5,479,166	—
Income from discontinued operations	—	975,484	671,084
Income tax (expense)	—	(2,499,875)	(265,663)

INCOME FROM DISCONTINUED OPERATIONS	—	3,954,775	405,421

INCOME BEFORE EXTRAORDINARY ITEM	3,311,375	6,212,255	2,316,670
EXTRAORDINARY GAIN	6,819,182

NET INCOME	$10,130,557	$6,212,255	$2,316,670
BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.77	$0.51	$0.44
Income from discontinued operations	—	0.89	0.09
Income from extraordinary gain	1.58	—	—

	$2.35	$1.40	$0.53
DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.77	$0.51	$0.43
Income from discontinued operations	—	0.88	0.09
Income from extraordinary gain	1.58	—	—

	$2.35	$1.39	$0.52
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,314,748	4,437,807	4,386,768
Diluted	4,316,244	4,484,073	4,422,069

See notes to consolidated financial statements.

ENERGY WEST INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2008, 2007, AND 2006

			Capital in
	Common	Common	Excess of	Retained
	Shares	Stock	Par Value	Earnings	Total

BALANCE AT JULY 1, 2005	4,368,846	$655,338	$7,216,863	$9,314,424	$17,186,625
Sales of common stock at $6.03 to $7.67 per share under the Company’s dividend reinvestment plan	960	144	6,020	(10,780)	(4,616)
Stock contributions at $6.03 to $7.67 to the 401(k) plan	2,915	426	39,195	(39,621)	—
Stock Compensation	24,795	3,720	131,530	—	135,250
Exercise of stock options @ $5.66	3,750	563	20,665	—	21,228
Net income				2,316,670	2,316,670
Dividends @ $0.11				(490,044)	(490,044)

BALANCE AT JUNE 30, 2006	4,401,266	$660,191	$7,414,273	$11,090,649	$19,165,113

Stock Compensation	13,163	1,974	83,111	—	85,085
Repurchase of Stock — stock buyback program	(219,522)	(32,928)	(2,162,133)		(2,195,061)
Costs associated with stock buyback			(81,280)		(81,280)
Stock option liability			115,603		115,603
Exercise of stock options @ $4.31 to $7.00	93,750	14,062	498,152	—	512,214
Net income				6,212,255	6,212,255
Dividends paid @ $0.34				(1,518,219)	(1,518,219)

BALANCE AT JUNE 30, 2007	4,288,657	$643,299	$5,867,726	$15,784,685	$22,295,710

Stock compensation	3,750	563	248,528	—	249,091
Repurchase of Stock — stock buyback program	(16,780)	(2,517)	(156,821)	—	(159,338)
Costs associated with stock buyback			(2,313)	—	(2,313)
Exercise of stock options @ $4.31 to $10.00	109,500	16,424	611,491	—	627,915
Intrinsic value of stock exercised — tax effect			80,933	—	80,933
Return of stock at market price in exchange for stock options	(37,500)	(5,625)	(368,874)	—	(374,499)
Rounding adjustments for stock split issuance	142	21	(21)	—	—
Net income				10,130,557	10,130,557
Dividends paid @ $0.47				(2,199,277)	(2,199,277)

BALANCE AT JUNE 30, 2008	4,347,769	$652,165	$6,280,649	$23,715,965	$30,648,779

See notes to consolidated financial statements.

ENERGY WEST INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008, 2007, AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,130,557	6,212,255	$2,316,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including deferred charges and financing costs	2,037,070	3,011,727	2,356,448
Stock-based compensation	249,090	—	—
Derivative assets	(87,581)	80,018	(18,796)
Derivative liabilities	88,188	15,354	(71,573)
Deferred gain	—	(325,582)	(643,280)
Gain on sale of assets	—	(5,479,166)	—
Investment tax credit	(21,062)	(21,062)	(21,062)
Deferred gain on sale of assets	—	—	(23,639)
Deferred income taxes	(176,719)	(1,573,249)	(259,022)
Extraordinary gain	(6,819,182)	—	—
Changes in assets and liabilities:
Accounts receivable	(779,559)	509,893	1,450,570
Natural gas and propane inventories	(31,027)	(615,710)	(1,615,395)
Accounts payable	1,925,899	971,466	549,217
Recoverable/refundable cost of gas purchases	(260,137)	(228,388)	1,034,494
Prepayments and other	(25,069)	118,800	(37,572)
Net assets held for sale	—	(1,585,772)	(367,023)
Other assets	(309,466)	(275,609)	1,895,776
Other liabilities	(483,719)	(2,086,253)	1,983,484

Net cash provided by (used in) operating activities	5,437,283	(1,271,278)	8,529,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(3,869,832)	(2,406,910)	(1,865,594)
Purchase of marketable securities	(1,301,524)	—	—
Sale of marketable securities	390,746	—	—
Purchase of fixed assets — Acquisition of Bangor and Frontier	(5,327,296)	—	—
Acquisition of cash purchased in acquisition	960,464	—	—
Collection of note receivable	—	—	174,561
Proceeds from sale of assets	—	17,899,266	—
Other investments	(875,658)	—	—
Customer advances received for construction	129,641	327,376	115,305
Increase (decrease) from contributions in aid of construction	125,678		(7,093)

Net cash (used in) provided by investing activities	(9,798,335)	15,819,732	(1,582,821)

ENERGY WEST INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008, 2007, AND 2006

	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(18,663,213)	(1,027,073)
Proceeds from lines of credit	14,075,495	11,012,000	14,850,000
Repayments of lines of credit	(14,075,495)	(11,012,000)	(18,750,000)
Proceeds from long-term debt	—	13,000,000	—
Repurchase of common stock	(161,651)	(2,276,192)	—
Debt issuance cost	—	(317,539)	—
Sale of common stock	334,350	597,151	21,229
Dividends paid	(2,025,365)	(1,518,219)	(494,660)

Net cash (used in) financing activities	(1,852,666)	(9,178,012)	(5,400,504)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,213,718)	5,370,442	1,545,972
CASH AND CASH EQUIVALENTS:
Beginning of year	7,010,020	1,639,578	93,606

End of year	$796,302	$7,010,020	$1,639,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$922,359	$1,410,114	$1,047,633
Cash paid during the period for income taxes	1,929,499	5,474,500	8,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to satisfy deferred board compensation	—	84,046	135,242
Acquisition of Kykuit investment	242,606	—	—
Shares issued under the Company’s 401k reinvestment plan	—	—	19,436
Capitalized interest	11,512	21,414	18,855
Repurchase of stock — noncash	374,499	—	—
Accrued dividends	173,911	—	—

See notes to consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2008, 2007, and 2006

1.	Summary of Business and Significant Accounting Policies

Nature of Business — Energy West, Incorporated (the Company) is a regulated public entity with certain non-regulated operations conducted through its subsidiaries. Our regulated utility operations involve the distribution and sale of natural gas to the public in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine and Elkin, North Carolina, and the distribution and sale of propane to the public through underground propane vapor systems in Cascade, Montana, and, until April 1, 2007, in and around Payson, Arizona. Our West Yellowstone, Montana operation is supplied by liquefied natural gas.

Our non-regulated operations included wholesale distribution of bulk propane in Arizona, and the retail distribution of bulk propane in Arizona, until the sale of the Arizona operations on April 1, 2007. The Company also markets gas and electricity in Montana and Wyoming through its non-regulated subsidiary, Energy West Resources (EWR).

Basis of Presentation — The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Certain reclassifications of prior year reported amounts have been made for comparative purposes. The results of operations for the propane assets related to the sale of the Arizona assets have been reclassified as income from discontinued operations

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Energy West Propane (EWP), EWR, Energy West Development (EWD or Pipeline Operations), Frontier Utilities of North Carolina (FUNC) and Penobscot Natural Gas (PNB). The consolidated financial statements also include our proportionate share of the assets, liabilities, revenues, and expenses of certain producing natural gas properties that were acquired in fiscal years 2002 and 2003. All intercompany transactions and accounts have been eliminated.

Segments — The Company reports financial results for five business segments: Natural Gas Operations, EWR, Pipeline Operations, Discontinued Operations, formerly reported as Propane Operations, and Corporate and Other. Summarized financial information for these five segments is set forth in Note 12.

Use of Estimates in Preparing Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the various public service commissions with jurisdiction over the Company. Estimates are also used in the development of discount rates and trend rates related to the measurement of postretirement benefit obligations and accrual amounts, allowances for doubtful accounts, asset retirement obligations, valuing derivative instruments, and in the determination of depreciable lives of utility plant. The deferred tax asset, valuation allowance and related extraordinary gain require a significant amount of judgment and are significant estimates. The estimates are based on projected future tax deductions, future taxable income, estimated limitations under the Internal Revenue Code, an estimated valuation allowance, and other assumptions.

Natural Gas Inventories — Natural gas inventory is stated at the lower of weighted average cost or net realizable value except for Energy West Montana — Great Falls, which is stated at the rate approved by the Montana Public Service Commission (MPSC), which includes transportation and storage costs.

Accumulated Provisions for Doubtful Accounts — We encounter risks associated with the collection of our accounts receivable. As such, we record a provision for those accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, we primarily utilize the historical accounts receivable

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recoverable/Refundable Costs of Gas and Propane Purchases — The Company accounts for purchased gas and propane costs in accordance with procedures authorized by the MPSC, the Wyoming Public Service Commission (WPSC), the North Carolina Utilities Commission (NCUC), the Maine Public Utilities Commission (MPUC) and, until April 1, 2007 with the sale of our Arizona Propane operations, the Arizona Corporation Commission (ACC). Purchased gas and propane costs that are different from those provided for in present rates, and approved by the applicable commissions, are accumulated and recovered or credited through future rate changes. As of June 30, 2008 and June 30, 2007, the Company had unrecovered purchase gas costs of $1,054,874 and $1,369,584, respectively, and over-recovered purchase gas costs of $522,347 and $1,061,685, respectively.

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

Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2008, 2007, and 2006, management does not consider the value of any of its long-lived assets to be impaired.

Stock-Based Compensation — On July 1, 2005, the Company adopted the provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Accordingly, during fiscal year 2007 and 2008, the Company recorded $58,229, and $249,090, respectively, ($35,811 and $153,290 net of related tax effects) of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

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

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2006

Net income, as reported for the year ended June 30,	$2,316,670
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	35,308
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35,308)

Pro forma net income	$2,316,670

Earnings per share:
Basic — as reported	$0.53
Basic — pro forma	$0.53
Diluted — as reported	$0.53
Diluted — pro forma	$0.52

In the fiscal years ended June 30, 2008, 2007 and 2006, 30,000, 45,000, and 72,750 options were granted, respectively. At June 30, 2008, 2007 and 2006, a total of 19,500, 165,000, and 218,250 options were outstanding, respectively.

	2008	2007	2006

Expected dividend rate	4.47%	4.00%	2.00%
Risk free interest rate	3.61	5.10	4.87
Weighted average expected lives, in years	2.50	2.26	3.40
Price volatility	31.16%	30.00%	39.00%
Total intrinsic value of options exercised	$419,890	$218,609	$4,087
Total cash received from options exercised	$293,930	$512,175	$21,228

Comprehensive Income — During the years ended June 30, 2008 and 2007, the Company had no components of comprehensive income other than net income.

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

Derivatives — The accounting for derivative financial instruments that are used to manage risk is in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which the Company adopted July 1, 2000, and SFAS No. 149, Amendment of Statement 133 on Derivatives and Hedging Activities, which the Company adopted July 1, 2003. Derivatives are recorded at estimated fair value and gains and losses from derivative instruments are included as a component of gas and electric — wholesale revenues in the accompanying consolidated statements of income. Pursuant to SFAS No. 133, as amended, contracts for the purchase or sale of

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

natural gas at fixed prices and notional volumes must be valued at fair value unless the contracts qualify for treatment as a “normal” purchase or “normal” sale and the appropriate election has been made. As of June 30, 2008 and 2007, the Company has no derivative instruments designated and qualifying as SFAS No. 133 hedges.

Debt Issuance and Reacquisition Costs — Debt premium, discount, and issue costs are amortized over the life of each debt issue. Costs associated with refinanced debt are amortized over the remaining life of the new debt.

Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less at the date of acquisition are considered to be cash equivalents. The company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Deposits exceeding federal insurable limits as of June 30, 2008 were $301,645.

Marketable securities — The company’s investments in marketable equity securities are held for an indefinite period and thus are classified as trading securities. Unrealized holding gains or losses on such securities were not material for fiscal year 2008.

Earnings Per Share — Net income per common share is computed by both the basic method, which uses the weighted average number of our common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method. The only potentially dilutive securities are the stock options described in Note 13. Options to purchase 19,500, 165,000, and 218,500 shares of common stock were outstanding at June 30, 2008, 2007 and 2006, respectively. Earnings per share of prior periods have been adjusted for the 3-for-2 stock split effectuated February 1, 2008.

Credit Risk — Our primary market areas are Montana, Wyoming, North Carolina, Maine and, until April 1, 2007, Arizona. Exposure to credit risk may be impacted by the concentration of customers in these areas due to changes in economic or other conditions. Customers include individuals and numerous industries that may be affected differently by changing conditions. Management believes that its credit review procedures, loss reserves, customer deposits, and collection procedures have adequately provided for usual and customary credit related losses.

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

On July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns and provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. The Company had no adjustments as a result of its adoption of FIN 48.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses. As of June 30, 2008, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest and penalties accrued related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax or state and local income tax examinations by tax authorities for tax years prior to June 30, 2004. Currently, the Company is not being examined by any taxing authorities.

Financial Instruments — The fair value of all financial instruments with the exception of fixed rate long-term debt approximates carrying value because they have short maturities or variable rates of interest that approximate prevailing market interest rates. See Note 9 for a discussion of the fair value of the fixed rate long-term debt.

Asset Retirement Obligations (ARO) — The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligation effective July 1, 2002, and has recorded an asset and an asset retirement obligation in the accompanying consolidated balance sheet in “Property, plant and equipment, net,” and in “Other long-term liabilities.” The asset retirement obligation of $726,231 and $688,371 represents the estimated future liability as of June 30, 2008 and June 30, 2007 respectively, to plug and abandon existing oil and gas wells owned by EWR and EWD. EWR and EWD will depreciate the asset amount and increase the liability over the estimated useful life of these assets. In the future, the Company may have other asset retirement obligations arising from its business operations.

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

Changes in the asset retirement obligation can be reconciled as follows:

Balance — June 30, 2006	650,717
Accretion	37,654
Balance — June 30, 2007	$688,371
Accretion	37,860

Balance — June 30, 2008	$726,231

Equity Method Investments — During fiscal year 2008, our marketing and production operations segment acquired a 19.8% ownership interest in Kykuit Resources, LLC, (Kykuit), a developer and operator of oil, gas and mineral leasehold estates located in Montana. We have invested a total of approximately $1.1 million in Kykuit and may invest additional funds in the future as Kykuit provides a supply of natural gas in close proximity to our natural gas operations in Montana. However, our obligations to make additional investments in Kykuit are limited under the Kykuit operating agreement. We are entitled to cease further investments in Kykuit if, in our reasonable discretion after the results of certain initial exploration activities are known, we deem the venture unworthy of further investments. Even if the venture is reasonably successful, we are obligated to invest no more than an additional $1.9 million over the life of the venture. Other investors in Kykuit include our chairman of the board, Richard M. Osborne, another board member, Steven A. Calabrese, and John D. Oil and Gas Company, a publicly held gas exploration company, which is also the managing member of Kykuit. Also, Mr. Osborne is the chairman of the board and chief executive officer, and Mr. Grossi, Mr. Smail, Mr. Smith and Mr. Calabrese are directors of John D. Oil and Gas Company. We are accounting for the investment in Kykuit using the equity method. During fiscal year 2008, there was no material income or loss from this investment.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. We have adopted SFAS 141R on our consolidated financial statements.

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

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The gain on the sale of these assets is presented under the heading “Gain from disposal of operations”. The results of operations for the propane assets related to this sale have been reclassified as income from discontinued operations in the accompanying Statement of Income, and consist of the following:

	Years Ended
	June 30
	2007	2006
	(In thousands)

Propane Operations — (Discontinued operations)
Operating revenues	$10,266	$9,583
Propane purchased	6,906	5,971

Gross Margin	3,360	3,612
Operating expenses	2,104	2,623

Operating income	1,256	989
Other (income)	(51)	(114)

Income before interest and taxes	1,307	1,103
Interest expense	333	431

Income before income taxes	974	672
Income tax (expense)	(378)	(266)

Income from discontinued operations	596	406

Gain from disposal of operations	5,479	—
Income tax (expense)	(2,120)	—

Net Income	$3,955	$406

The small Montana wholesale distribution of propane to our affiliated utility that had been reported in Propane Operations is now being reported in EWR.

3.	Acquisitions and Extraordinary Gain

On October 1, 2007, the Company completed the acquisition of Frontier Utilities of North Carolina, Inc. (“Frontier Utilities”), which operates a natural gas utility in and around Elkin, North Carolina through its subsidiary, Frontier Natural Gas. The purchase price was $4.5 million in cash, plus adjustment for taxes and working capital, resulting in a total purchase price of approximately $4.9 million. On December 1, 2007, the Company completed the acquisition of Penobscot Natural Gas Company, Inc. (“Penobscot Natural Gas”) for a purchase price of approximately $226,000, plus adjustment for working capital, resulting in a total purchase price of approximately $434,000. Penobscot Natural Gas is the parent company of Bangor Gas Company LLC, which operates a natural gas utility in and around Bangor, Maine.

The results of operations for Frontier Utilities and Penobscot Natural Gas have been included in the consolidated financial statements since the dates of acquisition.

Under Financial Accounting Standards (“FAS”) 141, the Company has recorded these stock acquisitions as if the net assets of the targets were acquired. For income tax purposes, the Company is permitted to “succeed” to the operations of the acquired companies, whereby the Company may continue to depreciate the assets at their historical tax cost bases. As a result, the Company may continue to depreciate approximately $79.0 million of

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital assets using the useful lives and rates employed by both Frontier Utilities and Penobscot Natural Gas. This treatment results in a potential future federal and state income tax benefit of approximately $17.2 million over a 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first 5 years following the acquisitions.

The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Frontier Utilities of North Carolina, Inc.

October 1, 2007

Current assets	$957,439
Property and equipment	—
Noncurrent assets	4,522,076

Total assets acquired	5,479,515

Current liabilities	666,524
Long-term debt	—
Other long-term obligations	—

Total liabilities assumed	666,524

Net assets acquired:	$4,812,991

Penobscot Natural Gas, Inc.

December 1, 2007

Current assets	$1,281,199
Property and equipment	—
Noncurrent assets	197,545

Total assets acquired	1,478,744

Current liabilities	726,035
Long-term debt	—

Total liabilities assumed	$726,035

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes unaudited pro forma results of operations (in thousands) for the years ended June 30, 2008 and 2007, as if the acquisitions had occurred on July 1, 2007 and 2006, respectively. There have been no adjustments made to the historical results of Frontier Utilities of North Carolina, Inc. or Penobscot Natural Gas, Inc.

	Year Ended June 30,
	2008	2007

Pro forma revenues	$79,497	$71,505
Pro forma income before extraordinary items	3,037	4,973
Pro forma net income	9,856	4,973
Pro forma earnings per share — basic
Income before extraordinary items	$0.70	$1.12
Net income	2.28	1.12
Pro forma earnings per share — diluted
Income before extraordinary items	$0.70	$1.12
Net income	2.28	1.11

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Following FAS 109, our balance sheet at June 30, 2008 reflects a gross deferred tax asset of approximately $17.2 million, offset by a valuation allowance of approximately $5.6 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.6 million.

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

4.	Natural Gas Wells

In order to provide a stable source of natural gas for a portion of its requirements, EWR and EWD purchased ownership in two natural gas production properties and three gathering systems located in north central Montana. The purchases were made in May 2002 and March of 2003. The Company is depleting the cost of the gas properties using the units-of-production method. As of June 30, 2008, an independent reservoir engineer estimated the net gas reserves at 2.8 Bcf (unaudited) and a $11,268,000 net present value after applying a 10% discount (unaudited). The net book value of the gas properties totals $1,792,488 and is included in the “Property, plant and equipment, net” in the accompanying consolidated financial statements.

Beginning in fiscal 2007, the Company engaged in a limited drilling program of developmental wells on these existing properties. As of June 30, 2008, five wells had been drilled and were capitalized as part of the drilling program, with two wells finding production and being tied in to the gathering system. The reserves from these wells are included in the reserves listed above.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The wells are depleting based upon production at approximately 7% per year as of June 30, 2007. For the period ended June 30, 2008, EWR’s portion of the daily gas production was approximately 547 Mcf per day, or approximately 15.3% of EWR’s present volume requirements.

In March 2003, EWD acquired working interests in a group of producing natural gas properties consisting of 47 wells and a 75% ownership interest in a gathering system located in northern Montana.

For the period ended June 30, 2008, EWD’s portion of the daily gas production was approximately 287 Mcf per day, or approximately 8% of EWR’s present volume requirements.

EWR and EWD’s combined portion of the estimated daily gas production from the reserves is approximately 834 Mcf, or approximately 23.3% of our present volume requirements. The wells are operated by an independent third party operator who also has an ownership interest in the properties. In 2002 and 2003 the Company entered into agreements with the operator of the wells to purchase a portion of the operator’s share of production. The production of the gas reserves is not considered to be significant to the operations of the Company as defined by SFAS No. 69, Disclosures About the Oil and Gas Producing Properties.

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following as of June 30, 2008 and 2007:

	2008	2007

Gas transmission and distribution facilities	$47,611,006	$45,980,012
Land	137,037	139,132
Buildings and leasehold improvements	2,940,816	2,907,975
Transportation equipment	1,696,286	1,581,196
Computer equipment	3,560,478	4,481,310
Other equipment	3,351,006	3,752,790
Construction work-in-progress	1,136,504	258,029
Producing natural gas properties	3,677,872	2,381,883

	64,111,005	61,482,327
Accumulated depreciation, depletion, and amortization	(31,635,871)	(31,008,336)

Total	$32,475,134	$30,473,991

6.	Deferred Charges

Deferred charges consist of the following as of June 30, 2008 and 2007:

	2008	2007

Regulatory asset for property tax	$1,707,371	$2,013,623
Regulatory asset for income taxes	452,646	452,646
Regulatory assets for deferred environmental remediation costs	149,625	247,617
Rate case costs	11,525	—
Unamortized debt issue costs	440,490	317,539

Total	$2,761,657	$3,031,425

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

7.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following as of June 30, 2008 and 2007:

	2008	2007

Property tax settlement — current portion	$235,772	$243,000
Payable to employee benefit plans	119,269	132,131
Accrued vacation	310,472	224,588
Customer deposits	498,880	394,128
Accrued interest	276	9,069
Accrued taxes other than income	474,775	506,448
Deferred short-term gain	—	243,519
Deferred payments from levelized billing	—	605,031
Other	1,108,503	734,812

Total	$2,747,947	$3,092,726

8.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of June 30, 2008 and 2007:

	2008	2007

Asset retirement obligation	$726,231	$688,371
Contribution in aid of construction	1,423,714	1,313,907
Customer advances for construction	734,862	605,221
Deferred gain — long-term	—	82,063
Regulatory liability for income taxes	83,161	83,161
Property tax settlement	972,008	1,215,008

Total	$3,939,976	$3,987,731

9.	Credit Facility and Long-Term Debt

On June 29, 2007, the Company replaced its existing credit facility and long-term notes with a new $20,000,000 revolving credit facility with Bank of America and issued $13,000,000 of 6.16% Senior unsecured notes. The prior Bank of America credit facility had been secured, on an equal and ratable basis with our previously outstanding long-term debt, by substantially all of our assets.

Bank of America Line of Credit — On June 29, 2007, the Company established its new five-year unsecured credit facility with Bank of America, replacing a previous $20.0 million one-year facility with Bank of America which was scheduled to expire in November 2007. The new credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by the Company. At June 30, 2008, we had outstanding letters of credit related to supply contracts totaling $1.2 million. These letters of credit reduce the available borrowings on our line of credit.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Debt — Long-term debt at June 30, 2008 and 2007 consists of the following:

	2008	2007

6.16% Senior Unsecured Notes	$13,000,000	$13,000,000
Less current portion of long-term debt	—	—

Long-term debt	$13,000,000	$13,000,000

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

Term Loan — In 2004, in addition to the Series 1997 and 1993 Notes and the 1992B Bonds discussed above, the Company had a revolving credit agreement with Bank of America. In March 2004, the Company converted $8,000,000 of existing revolving loans into a $6,000,000, five-year term loan with principal payments of $33,333 each month and a $2,000,000 short-term loan. On May 26, 2005, the Company completed the sale of 287,500 common shares at a price of $8.00 per share for net proceeds of $2,202,956 after deducting $97,044 of issuance expenses. $2,000,000 of the equity proceeds were immediately used to pay off the $2,000,000 short-term loan. The remaining balance of the $6,000,000 five-year term loan was paid in full on April 2, 2007 with proceeds from the sale of the Arizona propane assets.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Annual Maturities — The scheduled maturities of long-term debt at June 30, 2008 are as follows:

Series 2007

Year ending June 30:
2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	13,000,000

Total	$13,000,000

Debt Covenants — The Company’s 6.16% Senior Unsecured Note and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At June 30, 2008 and 2007, the Company believes it was in compliance with the financial covenants under its debt agreements or have received waivers for any defaults.

10.	Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. Total contributions to the 401k Plan for the years ended June 30, 2008, 2007, and 2006 were $130,107, $132,131, $272,300, respectively.

The Company makes matching contributions in the form of Company stock equal to 10% of each participant’s elective deferrals in our 401k Plan. The Company contributed shares of our stock valued at $24,735, 21,690, and $19,436, in fiscal 2008, 2007, and 2006, respectively. In addition, a portion of our 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most of our employees. The ESOP receives contributions of our common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of our common stock. The Company made no contributions for the fiscal years ended June 30, 2008, 2007 and 2006.

The Company has sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, our Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The 25% in excess of the current COBRA rate is held in the VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. During fiscal 2006, the Company discontinued contributions and is no longer required to fund the Retiree Health Plan. As of June 30, 2008, the value of plan assets is $300,014. The assets remaining in the trust will be used to fund the plan until these assets are exhausted. Therefore, the Company has eliminated any accrual for future contributions to the plan.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Significant components of our deferred tax assets and liabilities as of June 30, 2008 and 2007 are as follows:

	2008		2007
	Current	Long-Term	Current	Long-Term

Deferred tax asset:
Allowances for doubtful accounts	$58,047	$—	$23,827	$—
Unamortized investment tax credit	—	2,806	—	10,907
Contributions in aid of construction	—	349,538	—	318,455
Impairment		55,858,087
Other nondeductible accruals	359	—	77,445	—
Recoverable purchase gas costs	—	—	—	—
Derivatives	31,561	—	93,657	—
Deferred incentive and pension accrual	—	60,875	—	14,997
Other	92,588	511,596	—	533,298

Total	182,555	56,782,902	194,929	877,657

Deferred tax liabilities:
Recoverable purchase gas costs	234,297	—	189,294	—
Property, plant, and equipment	—	41,425,907	—	5,110,398
Debt issue costs	—	—	—	—
Property tax liability	—	190,134	—	214,028
Amortization of intangibles and goodwill	—	2,624,737	—	42,374
Other	(33,703)	71,133	(47,735)	96,027

Total	200,594	44,311,911	141,559	5,462,827

Net deferred tax asset (liabilities)	(18,039)	12,470,991	53,370	(4,585,170)
Less valuation allowance	—	(5,645,416)	—	—

Net deferred tax asset (liabilities)	$(18,039)	$6,825,575	$53,370	$(4,585,170)

Income tax expense for the years ended June 30, 2008, 2007, and 2006 consists of the following:

	2008	2007	2006

Current income taxes:
Federal	$1,058,405	$957,135	$1,281,537
State	52,121	164,240	131,331

Total current income taxes	1,110,526	1,121,375	1,412,868

Deferred income taxes:
Federal	241,244	137,881	(240,349)
State	1,980	34,470	(42,414)

Total deferred income taxes	243,224	172,351	(282,763)

Total income taxes before credits	1,353,750	1,293,726	1,130,105
Investment tax credit, net	(21,062)	(21,062)	(21,062)

Total income tax expense	$1,332,688	$1,272,664	$1,109,043

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

	2008	2007	2006

Tax expense at statutory rate of 34%	$1,578,981	$1,200,249	$1,026,763
State income tax, net of federal tax benefit	179,835	154,620	132,271
Amortization of deferred investment tax credits	(21,062)	(21,062)	(21,062)
Adjust prior year accruals to actual, and other	(405,066)	(61,143)	(28,929)

Total	$1,332,688	$1,272,664	$1,109,043

Income tax from discontinued operations was $0, $2,499,875, and $265,663 in fiscal year 2008, 2007 and 2006, respectively.

12.	Segments of Operations

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

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth summarized financial information for our Natural Gas Operations, Marketing and Production Operations, Pipeline, Discontinued (formerly Propane) Operations, and Corporate and Other Operations. Inter-company eliminations between segments primarily consist of gas sales from EWR to Natural Gas Operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment:

	Natural Gas		Pipeline	Corporate
Year Ended June 30, 2008	Operations	EWR	Operations	and Other	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$60,093,090	$—	$—	$—	$(754,094)	$59,338,996
Marketing and wholesale	—	29,395,960	—	—	(12,271,879)	17,124,081
Pipeline operations	—	—	370,171	—	—	370,171

Total operating revenue	60,093,090	29,395,960	370,171	—	(13,025,973)	76,833,248

Gas purchased	42,091,491	—	—	—	(754,094)	41,337,397
Gas and electric — wholesale	—	27,105,232	—	—	(12,271,879)	14,833,353
Distribution, general, and administrative	9,710,294	370,374	140,087	441,123	—	10,661,878
Maintenance	641,211	1,094	8,248	—	—	650,553
Depreciation and amortization	1,566,359	242,551	56,384	—	—	1,865,294
Taxes other than income	2,035,403	16,704	28,037	—	—	2,080,144

Operating expenses	56,044,758	27,735,955	232,756	441,123	(13,025,973)	71,428,619

Operating income	4,048,332	1,660,005	137,415	(441,123)	—	5,404,629
Other income	245,487	578	17	69,697	—	315,779
Interest (expense)	(933,655)	(124,827)	(17,863)	—	—	(1,076,345)

Income from continuing operations before income taxes	3,360,164	1,535,756	119,569	(371,426)	—	4,644,063
Income taxes (expense) benefit	(1,091,105)	(343,646)	(40,007)	142,070	—	(1,332,688)

Net income before extraordinary item	2,269,059	1,192,110	79,562	(229,356)	—	3,311,375
Extraordinary gain	—			6,819,182		6,819,182

Net income	$2,269,059	$1,192,110	$79,562	$6,589,826	$—	$10,130,557

Capital expenditures and natural gas properties	$3,578,307	$250,091	$41,434	$—	$—	$3,869,832
Total assets	$50,837,931	$7,486,996	$988,318	$25,713,911	$(25,226,352)	$59,800,804

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Natural Gas		Pipeline	Discontinued
Year Ended June 30, 2007	Operations	EWR	Operations	Operations	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$47,074,560	$—	$—	$—	$(635,054)	$46,439,506
Marketing and wholesale	—	22,466,030	—	—	(9,920,671)	12,545,359
Pipeline operations	—	—	388,175	—	—	388,175

Total operating revenue	47,074,560	22,466,030	388,175	—	(10,555,725)	59,373,040

Gas purchased	34,177,047	—	—	—	(635,054)	33,541,993
Gas and electric — wholesale	—	20,185,304	—	—	(9,920,671)	10,264,633
Distribution, general, and administrative	5,676,195	315,279	206,055	—	—	6,197,529
Maintenance	563,912	297	2,474	—	—	566,683
Depreciation and amortization	1,414,003	222,110	56,373	—	—	1,692,486
Taxes other than income	1,652,661	20,529	23,746	—	—	1,696,936

Operating expenses	43,483,818	20,743,519	288,648	—	(10,555,725)	53,960,260

Operating income	3,590,742	1,722,511	99,527	—	—	5,412,780
Other income	228,515	1,592	11,412	—	—	241,519
Interest (expense)	(1,896,650)	(185,365)	(42,140)	—	—	(2,124,155)

Income from continuing operations before income taxes	1,922,607	1,538,738	68,799	—	—	3,530,144
Income taxes (expense)	(653,130)	(593,078)	(26,456)	—	—	(1,272,664)

Income from continuing operations	1,269,477	945,660	42,343	—	—	2,257,480
Discontinued operations:
Gain from disposal of operations	—	—	—	5,479,166	—	5,479,166
Income from discontinued operations	—	—	—	975,484	—	975,484
Income tax (expense)	—	—	—	(2,499,875)	—	(2,499,875)

Income from discontinued operations	—	—	—	3,954,775	—	3,954,775
Net income	$1,269,477	$945,660	$42,343	$3,954,775	$—	$6,212,255

Capital expenditures and natural gas properties	$2,024,443	$361,379	$21,088	$—	$—	$2,406,910
Total assets	$39,574,187	$5,882,390	$1,003,145	$—	$6,436,001	$52,895,723

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Natural Gas		Pipeline	Discontinued
Year Ended June 30, 2006	Operations	EWR	Operations	Operations	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$56,044,531	$—	$—	$—	$(592,136)	$55,452,395
Marketing and wholesale	—	32,879,779	—	—	(14,047,850)	18,831,929
Pipeline operations	—	—	411,237	—	—	411,237

Total operating revenue	56,044,531	32,879,779	411,237	—	(14,639,986)	74,695,561

Gas purchased	43,752,966	—	—	—	(592,136)	43,160,830
Gas and electric — wholesale	—	31,285,246	—	—	(14,047,850)	17,237,396
Distribution, general, and administrative	5,830,719	473,341	85,070	—	—	6,389,130
Maintenance	504,473	198	—	—	—	504,671
Depreciation and amortization	1,394,169	221,814	56,064	—	—	1,672,047
Taxes other than income	1,430,101	15,672	7,602	—	—	1,453,375

Operating expenses	52,912,428	31,996,271	148,736	—	(14,639,986)	70,417,449

Operating income	3,132,103	883,508	262,501	—	—	4,278,112
Other income	358,213	32,464	—	—	—	390,677
Interest (expense)	(1,425,186)	(182,422)	(41,290)	—	—	(1,648,898)

Income from continuing operations before income taxes	2,065,130	733,550	221,211	—	—	3,019,891
Income taxes (expense)	(740,624)	(283,339)	(85,080)	—	—	(1,109,043)

Income from continuing operations	1,324,506	450,211	136,131	—	—	1,910,848
Discontinued operations:
Income from discontinued operations	—	—	—	671,485	—	671,485
Income tax (expense)	—	—	—	(265,663)	—	(265,663)

Income from discontinued operations	—	—	—	405,822	—	405,822
Net income	$1,324,506	$450,211	$136,131	$405,822	$—	$2,316,670

Capital expenditures and natural gas properties	$1,744,046	$114,747	$6,801	$—	$—	$1,865,594
Total assets	$38,887,681	$5,424,107	$1,044,214	$12,199,782	$525,278	$58,081,062

13.	Stockholders’ Equity

Our common stock trades on the Nasdaq Global Market under the symbol “EWST.” On February 1, 2008, the Board of Directors authorized a 3-for-2 stock split of the company’s $0.15 par value common stock. As a result of the split, 1,437,744 additional shares were issued, and additional paid-in capital was reduced by $215,619. All references in the accompanying financial statements to the number of common shares and per-share amounts for fiscal 2008, 2007 and 2006 have been restated to reflect the stock split.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchases of Equity Securities by Our Company and Affiliated Purchasers

				Maximum Number of
			Total Number of	Shares that may yet
			Shares Purchased as	be Purchased Under
	Total Shares	Average Price	Part of Publicly	the Stock Repurchase
Period	Purchased	Paid per Share	Announced Plans	Plan

May 30, 2007 — June 30, 2007	146,348	$15.00	146,348
July 1, 2007 — June 30, 2008	11,187	$14.24	11,187

	157,535		157,535	141,465

On February 13, 2007, our Board of Directors approved a stock repurchase plan whereby the company intends to buy back up to 299,000 shares of the company’s common stock. We began this stock buyback on May 30, 2007. The stock repurchases included 145,000 shares from Mr. Mark Grossi, one of our directors. During fiscal 2008, we repurchased 11,187 shares of common stock.

2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 200,000 shares of our common stock to be issued to certain key employees. As of June 30, 2008, there are 19,500 options outstanding and the maximum number of shares available for future grants under this plan is 25,000 shares. Additionally, our 1992 Stock Option Plan (the “1992 Option Plan”), which expired in September 2002, provided for the issuance of up to 100,000 shares of our common stock pursuant to options issuable to certain key employees. Under the 2002 Option Plan and the 1992 Option Plan (collectively, “the Option Plans”), the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 100% of the fair market value if the employee owns more than 10% of our outstanding common stock). Pursuant to the Option Plans, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance. When the 1992 Option Plan expired in September 2002, 12,600 shares remained unissued and were no longer available for issuance.

During fiscal year 2008, 54,375 stock options were exercised in a noncash transaction for the exercise price of $333,988. As part of the transaction, 37,500 shares were canceled and returned to authorized/unissued stock at a value of $374,499. These shares were accepted by the Company as total payment of the exercise price and the employee’s share of related payroll taxes.

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

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our stock option plans as of June 30, 2008, 2007, and 2006, and changes during the years ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding June 30, 2005	189,000	$5.57
Granted	72,750	$6.74
Exercised	(3,750)	$5.66
Expired	(39,750)	$5.58

Outstanding June 30, 2006	218,250	$5.56
Granted	45,000	$7.03
Exercised	(93,750)	$5.47
Expired	(4,500)	$0.00

Outstanding June 30, 2007	165,000	$5.98
Granted	30,000	$6.59
Exercised	(109,500)	$3.82
Expired	(66,000)	$6.56

Outstanding June 30, 2008	19,500	$9.10	$32,165

Exerciseable June 30, 2008	3,750	$9.93	$3,088

The weighted average fair value of options granted during the years ended June 30, 2008, 2007, and 2006 was $2.33, $2.50, and $3.11, respectively. At June 30, 2008, there was $38,753 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a period of three years.

The following information applies to options outstanding at June 30, 2008:

				Weighted
				Average
			Weighted	Remaining		Weighted
			Average	Contractual		Average
	Exercise	Number	Exercise	Life	Number	Exercise
Grant Date	Price	Outstanding	Price	(Years)	Exercisable	Price

1/6/2006	$6.35	4,500	$6.35	2.5	0	$6.35
12/1/2007	$9.93	15,000	$9.93	9.6	3,750	$9.93

		19,500			3,750

The weighted-average grant date fair value per stock option granted during the years ended June 30, 2008, 2007, and 2006 was $9.88, $7.04, and $6.74, respectively. For the years ended June 30, 2008, 2007, and 2006, all stock options granted have an exercise price equal to the fair market value of the Company’s stock at the date of grant.

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

14.	Commitments and Contingencies

Commitments — In 2000, the Company entered into a ten year transportation agreement with Northwestern Energy that fixed the cost of pipeline and storage capacity. Based on original contract prices, the minimum obligation under this agreement at June 30, 2008 is as follows:

Year ending June 30:
2009	$4,258,896
2010	2,839,264
2011	—

Total	$7,098,160

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

At June 30, 2008, we had incurred cumulative costs of approximately $2.1 million in connection with our evaluation and remediation of the site. On May 30, 1995, we received an order from the Montana Public Service Commission (“MPSC”) allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of June 30, 2008, we had recovered approximately $1.9 million through such surcharges. As of June 30, 2008, the cost remaining to be recovered through the on-going rate is $150,000.

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

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation — The Company is involved in litigation related to a gas contract. The litigation is in early stages, and the Company believes it has meritorious defenses and is vigorously defending the lawsuit. The outcome of this litigation is uncertain, and an estimate of a potential loss (if any) cannot be made at this time.

We are party to certain other legal proceedings in the normal course of our business, that, in the opinion of management, are not material to our business or financial condition. The Company utilizes various risk management strategies, including maintaining liability insurance against certain risks, employee education and safety programs, and other processes intended to reduce liability risk.

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

Operating Leases — The Company leases certain properties including land, office buildings, and other equipment under non-cancelable operating leases through fiscal 2009. The future minimum lease payments on these leases are as follows:

Year ended:
June 30, 2009	$253,363
June 30, 2010	39,837
June 30, 2011	15,817
June 30, 2012	8,179
June 30, 2013	2,620
Thereafter	63,673

$383,489

Lease expense from continuing operations resulting from operating leases for the years ended June 30, 2008, 2007, and 2006 totaled $233,947, $90,624 and $90,624.

15.	Financial Instruments and Risk Management

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

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2008, these agreements were reflected on the consolidated balance sheet as derivative assets and liabilities at an approximate fair value as follows:

Derivative Assets and Liabilities

	Assets	Liabilities

Contracts maturing during fiscal year 2009	$145,428	$146,206

16.	Subsequent Events

On September 12, 2008, we entered into a stock purchase agreement with Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith (collectively, the “Sellers”) whereby we agreed to purchase all of the common stock of Lightning Pipeline Co. (“Lightning Pipeline”), Great Plains Natural Gas Company (“Great Plains”), Brainard Gas Corp. (“Brainard”) and all of the membership units of Great Plains Land Development Co., Ltd. (“GPL”), which companies are primarily owned by an entity controlled by Mr. Osborne and wholly-owned by the Sellers, for a purchase price of $34.3 million. Pursuant to the agreement, we will acquire Orwell Natural Gas Company (“Orwell”), a wholly-owned subsidiary of Lightening Pipeline and Northeast Ohio Natural Gas Corp. (“NEO”), a wholly-owned subsidiary of Great Plains. Orwell, NEO and Brainard are natural gas distribution companies that serve approximately 21,000 customers in Northeastern Ohio and Western Pennsylvania. This acquisition will increase our customers by more than 50%.

Mr. Osborne is chairman, chief executive officer and a director, Mr. Smith is vice president, chief financial officer and a director, and Ms. Howell is secretary of Energy West. The agreement was negotiated on behalf of Energy West by a special committee comprised solely of independent directors with the assistance of independent financial and legal advisors. The special committee received a fairness opinion from Houlihan Smith & Company, Inc. The agreement was approved by our board of directors, upon unanimous recommendation of the special committee.

The $34.3 million purchase price consists of our assumption of approximately $20.9 million in debt with the remainder of the purchase price to be paid in unregistered shares of common stock of Energy West based on a price of $10.00 per share. The stock portion of the purchase price may be increased or decreased within three business days prior to closing of the transaction depending on the number of active customers of Orwell, Brainard and NEO. The Sellers have the right to elect to terminate the transaction, upon the payment of a $100,000 fee, if the average closing price of our common stock for the twenty consecutive trading days ending seven calendar days prior to closing is below $9.49 and if our common stock underperforms the American Gas Stock Index (as maintained by the American Gas Association) by more than 20%, as described in the agreement. However, we may prevent termination of the transaction in this instance by increasing the number of shares of our common stock paid to the Sellers as part of the purchase price. The agreement also contains customary representations, warranties, covenants and indemnification provisions.

The transaction is expected to close in the second quarter of 2009 but there can be no assurances that the transaction will be completed on the proposed terms or at all. The closing is subject to customary closing conditions, including the approval of applicable regulators. In addition, the transaction is subject to the approval of our shareholders for the issuance of shares of Energy West as part of the purchase price. We plan to delay our 2008

ENERGY WEST, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual meeting of shareholders from its regularly scheduled November date so that the shareholders may vote on the transaction at the annual meeting. The date of the annual meeting will be announced later.

In addition, Orwell, NEO and Brainard are parties to various agreements (i.e., leases, gas sales, transportation, etc.) with companies owned by Mr. Osborne. These agreements are filed as exhibits to this Form 10-K.

17.	Quarterly Information (Unaudited)

Quarterly results (unaudited) for the years ended June 30, 2008 and 2007 are as follows (in thousands, except per share data):

	First	Second	Third	Fourth
Year Ended June 30, 2008	Quarter	Quarter	Quarter	Quarter

Revenues	$6,951	$20,171	$30,878	$18,833
Gross margin	$2,675	$5,742	$7,639	$4,606
Operating income	$117	$1,620	$3,553	$114
Income (loss) before extraordinary items	$75	$1,049	$2,307	$(120)
Extraordinary gain	$0	$6,819	$0	$0
Net income (loss)	$75	$7,868	$2,307	$(120)
Basic earnings (loss) before extraordinary items per common share	$0.02	$0.24	$0.53	$(0.03)
Basic earnings (loss) per common share — extraordinary gain	$0.00	$1.59	$0.00	$0.00

Basic earnings (loss) per common share — net income	$0.02	$1.83	$0.53	$(0.03)

Diluted earnings (loss) per share	$0.02	$0.24	$0.53	$(0.03)
Diluted earnings (loss) per share — extraordinary gain	$0.00	$1.58	$0.00	$0.00

Diluted earnings (loss) per share — net income	$0.02	$1.83	$0.53	$(0.03)

	First	Second	Third	Fourth
Year Ended June 30, 2007	Quarter	Quarter	Quarter	Quarter

Revenues	$8,456	$18,041	$21,516	$11,360
Gross margin	$3,200	$5,566	$6,935	$3,225
Operating income	$326	$2,121	$2,358	$606
Income (loss) from continuing operations	$4	$1,113	$1,293	$(152)
Discontinued operations	$(199)	$157	$636	$3,360
Net income (loss)	$(195)	$1,270	$1,929	$3,208
Basic earnings (loss) per common share — continuing operations	$0.00	$0.25	$0.29	$(0.03)
Basic earnings (loss) per common share — discontinued operations	$(0.05)	$0.04	$0.14	$0.76

Basic earnings (loss) per common share — net income	$(0.04)	$0.29	$0.43	$0.72

Diluted earnings (loss) per share — continuing operations	$0.00	$0.25	$0.28	$(0.03)
Diluted earnings (loss) per share — discontinued operations	$(0.04)	$0.04	$0.14	$0.75

Diluted earnings (loss) per share — net income	$(0.04)	$0.28	$0.42	$0.71

Certain revenue items have been restated from prior published reports.

Exhibit Index

3	.1(a)	Restated Articles of Incorporation. Exhibit 3.1 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, as filed on July 8, 1997, is incorporated herein by reference.
3	.1(b)	Articles of Amendment to the Articles of Incorporation dated January 28, 2008 Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2008 and incorporated herein by reference
3	.1(c)	Articles of Amendment to the Articles of Incorporation dated December 5, 2007. Filed as Exhibit 3.1(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference
3	.1(d)	Articles of Amendment to the Articles of Incorporation dated May 29, 2007. Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on June 4, 2007, is incorporated herein by reference.
3.2		Amended and Restated Bylaws. Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed on March 5, 2004, is incorporated herein by reference.
3	.2(a)	Amendment No. 3 to Amended and Restated Bylaws dated April 10, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2008 and incorporated herein by reference
3	.2(b)	Amendment No. 2 to Amended and Restated Bylaws dated April 10, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 10, 2008 and incorporated herein by reference
3	.2(c)	Amendment No. 1 to Amended and Restated Bylaws dated November 14, 2007. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2007 and incorporated herein by reference
10	.1(a)	Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1997 Notes. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.
10	.1(b)	Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and US Bank National Association, as Successor Trustee for the Series 1993 Notes. Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.
10	.1(c)	Discharge of Obligor under Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1992-B Bonds. Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.
10	.1(d)	Note Purchase Agreement dated June 29, 2007, between the Registrant and various Purchasers relating to 6.16% Senior Unsecured Notes due June 29, 2017. Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.
10	.1(e)	Credit Agreement dated as of June 29, 2007, by and among the Registrant and various financial institutions and LaSalle Bank National Association. Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed July 5, 2007, is incorporated herein by reference.
10	.1(f)	Amendment dated October 22, 2007 to the Credit Agreement among the Registrant, various financial institutions and LaSalle Bank National Association, as agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2007 and incorporated herein by reference
10	.2*	Energy West, Incorporated 2002 Stock Option Plan. Appendix A to the Registrant’s Proxy Statement on Schedule 14A, as filed on October 30, 2002, is incorporated herein by reference.
10	.3*	Employee Stock Ownership Plan Trust Agreement. Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-1672) is incorporated herein by reference.
10	.4*	Management Incentive Plan. Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, filed on July 8, 1997, is incorporated herein by reference.
10	.5*	Energy West Senior Management Incentive Plan. Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed on September 30, 2002, is incorporated herein by reference.
10	.6*	Energy West Incorporated Deferred Compensation Plan for Directors. Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed on September 30, 2002, is incorporated herein by reference.
10	.10*	Employment Agreement entered into as of June 23, 2004, between the Company and David Cerotzke. Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004, as filed on December 17, 2004, is incorporated herein by reference.
10	.11*	Employment Agreement entered into as of June 23, 2004, between the Company and John Allen. Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2004, as filed on December 17, 2004, is incorporated herein by reference.

10.12		Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated October 24, 2007. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.13		First Amendment to Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated December 17, 2007. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference
10.14		Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.15		Amendment No. 1 to Stock Purchase Agreement dated April 11, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.16		Amendment No. 2 to Stock Purchase Agreement dated August 7, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.17		Amendment No. 3 to Stock Purchase Agreement, dated November 28, 2007, by and between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference
10.18		Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.19		Amendment Number 1 to Stock Purchase Agreement dated August 2, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.20		Stock Purchase Agreement dated December 18, 2007 between the Registrant, Dan F. Whetstone, Pamela R. Lowry, Paula A. Poole, William J. Junkermier and Roger W. Junkermier. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference
10.21		Non-Competition and Non-Disclosure Agreement dated December 18, 2007 between the Registrant and Daniel F. Whetstone. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference
10.22		Separation Agreement dated December 17, 2007 between David A. Cerotzke and the Registrant. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference
10.23		Lease Agreement dated February 25, 2008 between OsAir, Inc. and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2008 and incorporated herein by reference
10	.24*	Employment Agreement dated November 16, 2007 between James W. Garrett and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2007 and incorporated herein by reference
10	.25**	Gas Sales Agreement dated as of July 1, 2008 between John D. Oil & Gas Marketing Co., LLC, Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company and Brainard Gas Corp.
10	.26**	Natural Gas Transportation Service Agreement dated as of July 1, 2008 between Orwell-Trumbull Pipeline Co., LLC, Orwell Natural Gas Company and Brainard Gas Corp.
10	.27**	Transportation Service Agreement dated as of July 1, 2008 between Cobra Pipeline Co., Ltd., Northeast Ohio Natural Gas Company, Orwell Natural Gas Company and Brainard Gas Corp.
10	.28**	First Amendment dated July 1, 2008 to the Orwell-Trumbull Pipeline Co., LLC Operations Agreement between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC
10	.29**	Orwell-Trumbull Pipeline Co., LLC Operations Agreement dated January 1, 2008 between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC
10	.30**	Triple Net Lease Agreement dated as of July 1, 2008 between Station Street Partners, LLC and Orwell Natural Gas Company
10	.31**	Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Orwell Natural Gas Company
10	.32**	Triple Net Lease Agreement dated as of July 1, 2008 between Richard M. Osborne, Trustee and Orwell Natural Gas Company

10	.33**	Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Northeast Ohio Natural Gas Company
10.34		Stock purchase agreement dated September 12, 2008, between Energy West, Incorporated, and Richard M. Osborne, trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan, and Thomas J. Smith, filed as exhibit 10.1 to the registrant’s current report on Form 8-K dated September 17, 2008, and incorporated herein by reference.
14		Code of Business Conduct
21	**	Company Subsidiaries
23	.1**	Consent of Hein & Associates LLP
31	**	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement

**	Filed herewith