Form 10-K/A
period 2008-06-30
ENERGY WEST INC
filed 2008-10-28
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-14183
Energy West, Incorporated
(Exact name of registrant as specified in its charter)

Montana	81-0141785
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification no.)
1 First Avenue South
Great Falls, Montana 59401
(Address of principal executive offices, including zip code)
(406) 791-7500
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common, par value $.15 per share	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company.    Yes ☐   No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2007 was $30,660,879.
The number of shares outstanding of the registrant’s common stock as of September 23, 2008 was 4,348,519 shares.

Explanation of Amendment
Energy West, Incorporated is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2008 (the “Annual Report”), filed with the Securities and Exchange Commission on September 30, 2008 for the purpose of including the following portions of Energy West’s Annual Report that were incorporated by reference:
Item 10 — Directors, Executive Officers and Corporate Governance
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 — Certain Relationships and Related Transactions and Director Independence
Item 14 — Principal Accountant Fees and Services
Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the September 30, 2008 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Board of Directors. The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below.

Name	Age	Position	Director Since
Ian Abrams	63	Director	2008
W.E. ‘Gene’ Argo	66	Director	2002
Steven A. Calabrese	48	Director	2006
Michael I. German	58	Director	2008
Mark D. Grossi	55	Director	2005
Richard M. Osborne	63	Chairman of the Board, Chief Executive Officer and Director	2003
James R. Smail	61	Director	2007
Thomas J. Smith	64	Vice President, Chief Financial Officer and Director	2003
James E. Sprague	48	Director	2006
Ian Abrams has been a director since February 2008. He is president of Reserve Ventures, a private real estate investment company for industrial and vacant real estate. He has previously founded, developed and sold several successful business ventures, including a scrap iron and metal business and a transmode container business for the service, repair and trucking of containers. Mr. Abrams serves on the board of North Coast Community Homes, Inc., a non-profit company that develops and maintains housing for individuals with mental retardation and developmental disabilities.
W. E. ‘Gene’ Argo has been a director of Energy West since 2002. He retired in 2004 as the president and general manager of Midwest Energy, Inc., a gas and electric cooperative in Hays, Kansas, in which capacity he had served since 1992.
Steven A. Calabrese has served as a director since 2006. He is the managing partner of Calabrese, Racek and Markos, Inc., which operates a number of commercial real estate companies in Cleveland, Ohio and Tampa, Florida. The firms specialize in evaluation, market research and reporting, management, construction and development services for commercial and industrial real estate. He is also a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio.
Michael I. German has served as a director since April 2008. He is the chief executive officer, president and a director of Corning Natural Gas Corporation, a public natural gas utility company in Corning, New York. Prior to joining Corning in 2006, he was senior vice president, utility operations for Southern Union Company where he was responsible for gas utility operations in Missouri, Pennsylvania, Rhode Island and Massachusetts. From 1994 to 2005, Mr. German held several senior positions at Energy East Corporation, a publicly-held energy services and delivery company, including president of several utilities.
Mark D. Grossi has served as a director since 2005. He was employed as executive vice president of Charter One Financial, Inc., a publicly-traded bank holding company, and executive vice president and chief retail banking officer of its subsidiary, Charter One Bank, N.A., from 1992 through 2004. Mr. Grossi is a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio.
Richard M. Osborne has been a director since 2003, chairman of the board since 2005 and chief executive officer since November 2007. He is the president and chief executive officer of OsAir, Inc., a company he founded in 1963, which operates as a property developer and manufacturer of industrial gases for pipeline delivery, and chairman of each of Northeast Ohio Natural Gas Corporation and Orwell Natural Gas Company, natural gas distribution companies in Mentor, Ohio. Since 1998, Mr. Osborne has been chairman of the board, chief executive officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio. He is also chairman of the board of Corning Natural Gas Corporation, a public utility company in Corning, New York.
Thomas J. Smith has served as a director since 2003 and was appointed our vice president and chief financial officer in November 2007. He also served as our interim president from August 2007 to November 2007. From 1999 to 2006, he was the president, chief operating officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio, of which he remains a director. Since 2003, he has been president, treasurer and secretary of Northeast Ohio Natural Gas Corporation, a natural gas distribution company in Mentor, Ohio, and since 2002 he has been president, treasurer and secretary of Orwell Natural Gas Company, a natural gas distribution company in Mentor, Ohio. He is also a director of Corning Natural Gas Corporation, a public utility company in Corning, New York.
James R. Smail has been a director since 2007. For the past thirty years, he has served as chairman of the board of J.R. Smail, Inc., an oil and gas production company he founded. He is also the chairman of the board and owner of The Monitor Bank of Big Prairie, Ohio, an Ohio state-chartered commercial bank. Mr. Smail is a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio.
James E. Sprague has served as a director since 2006. He is a certified public accountant and has been employed by Walthall, Drake & Wallace LLP, an accounting firm, since 1987 and is currently a partner and part owner of the firm.

Executive Officers. The names, ages, positions and certain other information concerning our current executive officers is set forth below.

Name	Age	Position
Kevin J. Degenstein	49	President and Chief Operating Officer
Thomas J. Smith*	64	Vice President and Chief Financial Officer and Director
James W. Garrett	54	Vice President of Business Development
David C. Shipley	46	Vice President of Eastern Operations
Jed D. Henthorne	48	Vice President of Administration

*	Biographical information for Mr. Smith can be found under “Board of Directors.”
Kevin J. Degenstein was appointed president and chief operating officer in June 2008. Previously, he served as our senior vice president of operations since 2006. Prior to joining Energy West, Mr. Degenstein was employed by EN Engineering, an engineering consulting firm, as vice president of distribution from 2002 until 2003 and vice president of technology from 2004 until 2006.
James W. Garrett has served as vice president of business development since June 2008. Previously, he served as our president and chief operating officer since November 2007. Prior to joining Energy West, he served as vice president — investor relations of Consolidated Natural Gas Co., an international gas utility that merged with Dominion Resources, Inc. in 2000. Mr. Garrett also served as a division manager of East Ohio Gas Company, the largest gas distribution subsidiary of Dominion Resources, Inc. Mr. Garrett has also served as manager — financial planning of the American Gas Association and as an engineer at Marathon Oil Company, a leading integrated energy company. Mr. Garrett is a Registered Professional Engineer and Certified Financial Planner. From 2000 to 2007, Mr. Garrett served in various executive and board positions with technology companies and nonprofit organizations.
David C. Shipley has served as vice president of eastern operations since May 2007. He also serves as president of our east coast companies in Maine and North Carolina. Prior to joining Energy West, Mr. Shipley was employed by Nicor Gas, a natural gas utility in Illinois, from 1985 to 2007 serving in various management capacities including management and supervision of underground natural gas storage, construction and maintenance, customer service field operations, research and development, quality control, workload management, alliance development and procurement.
Jed D. Henthorne was appointed vice president of administration in 2006. He has been employed by Energy West since 1988 and has served in professional and management capacities related to customer service, information technology and accounting.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. In the last fiscal year, David C. Shipley did not timely file a Form 3 upon his appointment as our vice president of eastern operations, Jed Henthorne, our vice president of administration, did not timely file a Form 4 reporting an exercise of options, Thomas J. Smith, our vice president and chief financial officer, did not timely file a Form 4 reporting an award of shares of our common stock and David A. Cerotzke, a former officer and director, did not timely file a Form 4 reporting an exercise of stock options. All forms were subsequently filed. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met in the last fiscal year.
Code of Business Conduct and Ethics. Energy West has adopted a corporate code of ethics that applies to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of business conduct fully complies with the requirements of the Sarbanes-Oxley Act of 2002. Specifically, the code is reasonably designed to deter wrongdoing and promote
•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,

•	full, fair, accurate, timely and understandable disclosure in public reports,

•	compliance with applicable governmental laws rules and regulations,

•	prompt internal reporting of code violations to an appropriate person identified in the code, and

•	accountability for adherence to the code.
A copy of the code is available on our website at www.ewst.com. Any amendments or waivers to the code that apply to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions will be promptly disclosed to our shareholders.

Audit Committee Report. In accordance with its written charter that was approved and adopted by our board, our audit committee assists the board in fulfilling its responsibility of overseeing the quality and integrity of our accounting, auditing and financial reporting practices. A copy of the audit committee charter is available on our website at www.ewst.com. The audit committee is directly responsible for the appointment of Energy West’s independent public accounting firm and is charged with reviewing and approving all services performed for Energy West by the independent accounting firm and for reviewing the accounting firm’s fees. The audit committee reviews the independent accounting firm’s internal quality control procedures, reviews all relationships between the independent accounting firm and Energy West in order to assess the accounting firm’s independence, and monitors compliance with our policy regarding non-audit services, if any, rendered by the independent accounting firm. In addition, the audit committee ensures the regular rotation of the lead audit partner. The audit committee reviews management’s programs to monitor compliance with our policies on business ethics and risk management. The audit committee establishes procedures to receive and respond to complaints received by Energy West regarding accounting, internal accounting controls or auditing matters and allows for the confidential, anonymous submission of concerns by employees.
The audit committee is comprised of Mr. Sprague, the committee’s chairman, Mr. Grossi and Mr. Smail. The committee met five times in the last fiscal year. The audit committee’s current composition satisfies the regulations of Nasdaq governing audit committee composition, including the requirement that all audit committee members be “independent directors” as defined in Nasdaq listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Sprague is an “audit committee financial expert” under applicable SEC rules through his experience as a certified public accountant and his position as a partner in the accounting firm of Walthall, Drake & Wallace LLP. In addition, Mr. Sprague is deemed to be “financially sophisticated” under applicable Nasdaq rules. The audit committee reviews and reassesses its charter at least annually and will obtain the approval of the board for any proposed changes to its charter.
The audit committee oversees management’s implementation of internal controls and procedures for financial reporting designed to ensure the integrity and accuracy of our financial statements and to ensure that we are able to timely record, process and report the information required for public disclosure. In fulfilling its oversight responsibilities, the audit committee reviewed and discussed the audited financial statements with management and Hein & Associates LLP, our independent accounting firm. The audit committee also discussed with Hein & Associates the matters required by Statement on Auditing Standards No. 61, “Communication with Audit Committees.” The audit committee reviewed with Hein & Associates, which is responsible for expressing an opinion on the conformity of our audited financial statements with accounting principles generally accepted in the United States, its judgment as to the quality, not just the acceptability, of our accounting principles and other matters as are required to be discussed with the audit committee pursuant to generally accepted auditing standards.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firm a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm’s independence consistent with Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and discussed with the accounting firm any relationships that may impact its objectivity and independence. In considering the accounting firm’s independence, the audit committee also considered whether the non-audit services performed by the accounting firm on our behalf, if any, were compatible with maintaining the independence of the accounting firm.
In reliance upon (1) the audit committee’s reviews and discussions with management and Hein & Associates, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Hein & Associates, dated September 26, 2008, stating that Energy West’s financial statements for the year ended June 30, 2008 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, for filing with the SEC.
Audit Committee
James E. Sprague, Chairman
Mark D. Grossi
James R. Smail
ITEM 11. Executive Compensation
Summary Compensation Table. The following table summarizes the compensation paid by us in the last fiscal year to our chairman and chief executive officer, former president and chief executive officer, and our most highly compensated executive officers.

				Option	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
Richard M. Osborne	2008	—	—	—	24,000	24,000
Chairman and Chief Executive Officer(1)

Kevin J. Degenstein,	2008	157,500	10,000	—	7,225	174,725
President and Chief Operating Officer(2)	2007	117,692	2,000	—	24,645	144,337

David C. Shipley,	2008	130,000	—	—	16,226	146,226
Vice President of Eastern Operations(3)

David A. Cerotzke,	2008	91,697	119,000	—	247,368	458,065
Former President and Chief Executive Officer(4)	2007	170,129	121,000	—	6,806	332,954

(1)	Mr. Osborne was appointed our chief executive officer in November 2007. Mr. Osborne does not receive compensation for service as our chairman and chief executive officer. “All other compensation” consists of fees paid to Mr. Osborne for service as a director.

(2)	In 2007, “all other compensation” includes $21,008 for the aggregate incremental cost of relocation expenses and temporary housing expenses incurred after Mr. Degenstein joined Energy West in September 2006. Mr. Degenstein’s employment agreement provided for relocation expenses and temporary housing expenses of $20,000.

(3)	Mr. Shipley was appointed as our vice president of eastern operations in May 2007. “All other compensation” includes $10,500 for relocation expenses.

(4)	Mr. Cerotzke resigned as our president and chief executive officer in August 2007. In 2008, “all other compensation” includes severance payments of $238,700 and fees paid for service as a director after Mr. Certotzke’s resignation as an employee of Energy West.
Employment and Separation Agreements.
Kevin J. Degenstein. On August 25, 2006, we entered into an employment agreement with Mr. Degenstein to serve as our senior vice president of operations. On June 12, 2008, Mr. Degenstein was named our president and chief operating officer. The term of Mr. Degenstein’s employment agreement commenced on September 18, 2006 and will continue until terminated as a result of Mr. Degenstein’s death or disability, by Energy West for “cause” (as defined in the employment agreement), by Energy West without “cause,” or by Mr. Degenstein, either with or without “good reason,” as defined in the employment agreement.
Mr. Degenstein is eligible to receive a base salary of $150,000 per year pursuant to his employment agreement, subject to increase at the discretion of the board. For the fiscal year 2009, the compensation committee of the board agreed to increase Mr. Degenstein’s annual salary to $182,000 as a result of Mr. Degenstein’s performance and his promotion to president and chief operating officer. The compensation committee also determined that Mr. Degenstein will be eligible to receive a bonus of up to 50% of his annual salary depending on Energy West’s net income, subject to modification upon the recommendation of our chief executive officer with the approval of the compensation committee or the entire board.
Mr. Degenstein is eligible to receive option grants under Energy West’s stock option plans and to participate in all other savings, retirement, and welfare plans that are applicable generally to our employees and senior executive officers. The compensation committee has approved the award to Mr. Degenstein of options to purchase 10,000 shares of Energy West’s common stock in each of 2008, 2009, and 2010, with each individual option grant to be approved by the committee on the date of grant. Mr. Degenstein is also entitled to receive vacation and fringe benefits in accordance with Energy West’s plans, practices, programs, and policies.
Upon termination of employment for any reason, we will pay Mr. Degenstein a lump sum of cash equal to his unpaid salary through the date of termination plus accrued but unpaid vacation pay. In addition, we will provide benefit continuation or conversion rights, as provided under our benefit plans, and vested benefits under our benefit plans. If the employment agreement is terminated by Energy West without cause or terminated by Mr. Degenstein for “good reason” (if Energy West changes his title, materially reduces his duties or authority, assigns duties inconsistent with his duties, requires him to report internally other than to the president or chief executive officer, or requires him to relocate from the Great Falls area), Mr. Degenstein will be entitled to severance compensation equal to his annual base salary payable monthly for 12 months following the date of termination. Payment of these severance benefits is expressly conditioned upon receipt by Energy West of an enforceable waiver and release from Mr. Degenstein in a form reasonably satisfactory to Energy West.

The employment agreement also includes provisions that (1) prohibit Mr. Degenstein from disclosing Energy West’s confidential information, (2) require him to avoid conflicts of interest and disclose to the board any facts that might involve a conflict of interest with Energy West, and (3) prohibit him from soliciting employees, customers, or clients of Energy West during the term of the agreement and for a period of two years following the termination of the agreement.
David A. Cerotzke. David A. Cerotzke entered into a separation agreement with Energy West dated December 17, 2007 and effective December 31, 2007. Mr. Cerotzke served as our chief executive officer and president from July 2004 through August 2007, our vice chairman of the board from August 2007 through December 2007 and a director from December 2003 through April 2008.
Pursuant to the separation agreement, Energy West paid to Mr. Cerotzke a lump sum in cash equal to 12 months of his annual base salary and target annual cash bonus and Mr. Cerotzke was eligible to receive medical benefits from Energy West for 12 months. The agreement also provided for full vesting of any unvested stock options. The company agreed to pay Mr. Cerotzke the value of these unvested stock options and the options were subsequently terminated.
Under the terms of the separation agreement, Mr. Cerotzke agreed to cooperate fully with Energy West in connection with any business matter in which he has knowledge in any present and future or actual or threatened litigation. Mr. Cerotzke is also (1) prohibited from disclosing Energy West’s confidential information, (2) required to avoid conflicts of interest and disclose to the board of directors of Energy West any facts that might involve a conflict of interest with Energy West and (3) prohibited from soliciting employees, customers, or clients of Energy West for a period of two years following his termination of employment. The separation agreement contains a general release by Mr. Cerotzke of Energy West from all liability of whatever kind and nature arising out of, or related to Mr. Cerotzke’s employment with Energy West and his employment agreement, except his rights (1) under Energy West’s benefit plans and (2) to enforce the separation agreement.
Benefit Plans.
401(k) Plan. We maintain a tax-qualified profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all of our employees. The plan generally provides for voluntary employee pre-tax contributions of employee compensation, a profit sharing contribution of 3% allocated to each employee based on compensation and a discretionary profit sharing contribution of up to 7% of employee compensation. Profit sharing contributions are approved by our board of directors. The plan also provides a company matching contribution in the form of shares of Energy West common stock equal to 10% of each employee’s elective deferrals in the plan. In the last fiscal year, we made total profit sharing contributions of $130,107 and contributed shares of our common stock valued at $24,735.

Employee Stock Ownership Plan. We maintain an Employee Stock Ownership Plan (ESOP) that covers substantially all of our employees. The ESOP receives contributions of our common stock from Energy West each year as determined by our board of directors. The contribution, if any, is recorded based on the current market price of our common stock. We did not make any contributions to the ESOP in the last fiscal year.
Retiree Health Plan. We sponsored a defined post-retirement health benefit plan providing health and life insurance benefits to eligible retirees. The plan pays eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The 25% in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA trust account. In 2006, we discontinued contributions to the plan and are no longer required to fund the plan. As of June 30, 2008, the value of the plan assets was $300,014. The assets remaining in the VEBA trust account will be used to fund the plan until these assets are exhausted.
Dividend Reinvestment Policy. We have a policy that provides for any employee who owns shares of our common stock in our 401(k) plan or ESOP the opportunity to reinvest any dividends for additional shares of our common stock.
Outstanding Equity Awards at Fiscal Year End. None of our most highly compensated executive officers held option awards or stock awards as of June 30, 2008.
Director Compensation. We pay each board member except Thomas J. Smith, who serves as our vice president and chief financial officer, a monthly fee of $2,000 regardless of board or committee meetings held. We also reimburse all directors for expenses incurred in connection with their service as directors, including travel, meals and lodging.
The following table summarizes information with respect to the compensation paid to our directors during the fiscal year ended June 30, 2008. The table does not include directors who are also our most highly compensated executive officers, namely Richard M. Osborne, our chairman and chief executive officer, and David A. Cerotzke, our former chief executive officer and president.

	Fees Earned or		All Other
	Paid in Cash	Stock Awards	Compensation	Total
Name	($)	($)	($)	($)

Ian Abrams	10,000	—	—	10,000
W.E. ‘Gene’ Argo	24,000	—	—	24,000
Steven A. Calabrese	24,000	—	—	24,000
Michael I. German	6,000			6,000
Mark D. Grossi	24,000	—	—	24,000
James R. Smail	24,000	—	—	24,000
Thomas J. Smith*	8,000			8,000
James E. Sprague	24,000	—	—	24,000

*	Compensation received by Mr. Smith for service on the board before his appointment as vice president and chief financial officer in November 2007.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Principal Shareholders and Management. The following table sets forth, as of October 17, 2008, information regarding the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of the stock, each director, each current and former executive officer in our summary compensation table, and all our current directors and officers as a group.

	Beneficial Ownership(1)
Names and Address(2)	Shares	Stock Options(3)	Total	Percentage

Richard M. Osborne(4)	922,271	—	922,271	21.2%
Steven A. Calabrese(5)	211,496	—	211,496	4.9%
James R. Smail(6)	32,550	—	32,550	*
David A. Cerotzke(7)	26,554	—	26,554	*
P.O. Box 6427 Great Falls MT 59406
Thomas J. Smith	7,875	—	7,875	*
Ian Abrams	5,050	—	5,050
Mark D. Grossi	4,860	—	4,860	*
W.E. ‘Gene’ Argo	1,275	—	1,275	*
Michael I. German	1,000	—	1,000	*
James E. Sprague	465	—	465	*
Kevin J. Degenstein(8)	340	—	340	*
David C. Shipley(9)	93	—	93	*
All directors and executive officers as a group (13 individuals)	1,205,282	7,500	1,212,782	27.8%

*	Less than 1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of stock owned.

(2)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Energy West, Incorporated, 1 First Avenue South, Great Falls, Montana 59401.

(3)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.

(4)	Shares owned by the Richard M. Osborne Trust, an Ohio trust of which Mr. Osborne is sole trustee.

(5)	Includes (1) 57,580 shares held by the Steven A. Calabrese Profit Sharing Trust, an Ohio trust of which Mr. Calabrese is co-trustee, (2) 16,646 shares held by CCAG Limited Partnership, an Ohio limited partnership of which Mr. Calabrese is the president and only member of the board of directors, and (3) 17,100 shares held by Mr. Calabrese’s minor children. Mr. Calabrese disclaims beneficial ownership of the shares held by his minor children.

(6)	Shares are held by J.R. Smail, Inc., an Ohio corporation of which Mr. Smail is chairman and sole shareholder.

(7)	Includes (1) 16,000 shares held by the David A. Cerotzke Living Trust dated April 9, 2002, (2) 1,087 shares in our 401(k) plan, of which, pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan, (3) 19 shares held directly in accordance with our dividend reinvestment policy, and (4) 109 shares in stock equivalents received as a board member pursuant to the policy that allowed directors to defer payment of fees in stock prior to his appointment as president and chief executive officer.

(8)	Shares are held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.

(9)	Shares are held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.
Equity Compensation Plan Information. The Energy West, Incorporated 2002 Stock Option Plan provides for the issuance of up to 300,000 shares of common stock to certain key employees. As of June 30, 2008, there were 19,000 options outstanding and the maximum number of shares available for future grants under this plan was 73,500 shares. Additionally, our 1992 Stock Option Plan, which expired in September 2002, provided for the issuance of up to 100,000 shares of common stock pursuant to options issuable to certain key employees. Under the option plans, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock). Options granted under these plans vest over four to five years and are exercisable over a five to ten-year period from the date of issuance. When the 1992 plan expired in September 2002, 12,600 shares remained unissued and were no longer available for issuance.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders*	166,953	$9.10	75,547

Equity compensation plans not approved by security holders	—	—	—

Total	166,953	$9.10	75,547

*	Includes 150,000 shares available for future issuance to our directors pursuant to the policy that permitted directors to defer payment of fees in stock for service as a director, 147,953 shares of which have been issued or allocated for issuance pursuant to the policy.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions. Through our subsidiary, Energy West Resources, Inc., we own a 19.8% interest in Kykuit Resources, LLC, a developer of oil, gas and mineral leases in which it holds ownership interests. Certain related persons also have interests in Kykuit.
•	Richard M. Osborne, our chairman of the board and chief executive officer, has invested approximately $518,000 and owns an 18.2% membership interest in Kykuit.
•	Steven A. Calabrese, a member of our board of directors, has an interest in Kykuit as a result of his involvement with CCAG Limited Partnership (CCAG) and R.C. Enterprises & Development, LLC (R.C. Enterprises). CCAG and R.C. Enterprises are members of Kykuit, each owning approximately a 5.5% membership interest in Kykuit and each having invested approximately $156,750. Mr. Calabrese’s interest arises from his position as president of TGF Corporation, the general partner of CCAG, and as managing member of R.C. Enterprises.
•	John D. Oil and Gas Company, a publicly-held oil and gas exploration company, is the managing member of Kykuit and owns 19% of the membership interests. Mr. Osborne is the chairman of the board and chief executive officer of John D. Oil and Gas Company, and Energy West directors Mr. Calabrese, Mark D. Grossi, James R. Smail and Thomas J. Smith are directors of John D. Oil and Gas Company.
Our investment in Kykuit was ratified by disinterested and independent directors Ian Abrams and W.E. Argo as well as all other members of our board of directors.

On February 25, 2008, we entered a lease agreement, effective as of January 1, 2008, with OsAir, Inc. whereby we agreed to lease approximately 1,028 square feet of space located in Mentor, Ohio from OsAir. The lease has a term of three years. Mr. Osborne is the president and chief executive officer of OsAir, Inc. The lease was approved at a meeting of our board of directors by disinterested and independent director W.E. Argo as well as the other members of the board.
On September 12, 2008, we entered into a stock purchase agreement with Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith whereby we agreed to purchase all of the common stock of Lightning Pipeline Co., Great Plains Natural Gas Company, Brainard Gas Corp. and all of the membership units of Great Plains Land Development Co., Ltd., which companies are primarily owned by an entity controlled by Mr. Osborne and wholly-owned by the sellers, for a purchase price of $34.3 million. Pursuant to the agreement, we will acquire Orwell Natural Gas Company, a wholly-owned subsidiary of Lightening Pipeline and Northeast Ohio Natural Gas Corp., a wholly-owned subsidiary of Great Plains. Orwell, NEO and Brainard are natural gas distribution companies that serve approximately 21,000 customers in Northeastern Ohio and Western Pennsylvania. This acquisition will increase our customers by more than 50%.
Mr. Osborne is chairman, chief executive officer and a director, Mr. Smith is vice president, chief financial officer and a director, and Ms. Howell is secretary of Energy West. The agreement was negotiated on behalf of Energy West by a special committee comprised solely of independent directors with the assistance of independent financial and legal advisors. The special committee received a fairness opinion from Houlihan Smith & Company, Inc. The agreement was approved by our board of directors, upon unanimous recommendation of the special committee. For more information regarding the purchase agreement, see “Recent Developments” in our Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 30, 2008.
We believe that the terms of the transactions and the agreements described above are on terms at least as favorable as those which we could have obtained from unrelated parties. In accordance with our policy adopted by the board of directors, on-going and future transactions with related parties will be
•	on terms at least as favorable as those that we would be able to obtain from unrelated parties,

•	for bona fide business purposes, and

•	reviewed and approved by the audit committee or other independent directors in accordance with the Montana Business Corporation Act after full disclosure of the existence and nature of the conflicting interest in the related party transaction by the director involved in the transaction.

Director Independence. The board of directors has determined and confirmed that each of Mr. Abrams, Mr. Argo, Mr. Calabrese, Mr. Grossi, Mr. Smail and Mr. Sprague do not have a material relationship with Energy West that would interfere with the exercise of independent judgment and are independent pursuant to applicable laws and regulations and the listing standards of Nasdaq.
ITEM 14. Principal Accountant Fees and Services
The following is a summary of the aggregate fees billed to us for the fiscal years ended June 30, 2008 and June 30, 2007 by our independent registered public accountant, Hein & Associates LLP and their affiliates.

	2008	2007
Audit Fees	$277,000	$137,280
Audit-Related Fees	19,000	21,923
Tax Fees	34,000	40,588
All Other Fees	-0-	12,159

Total	$333,000	$211,950
Audit Fees. These fees are for professional services rendered by Hein & Associates for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. These included fees related to derivative contracts. From time to time, in order to mitigate the risk of natural gas market price volatility related to firm commitments to purchase or sell natural gas, we enter into hedging arrangements in the form of derivative contracts. Quoted market prices for natural gas derivative contracts of Energy West and our subsidiaries are generally not available. Therefore, to determine the fair value of natural gas derivative contracts, we use internally developed valuation models that incorporate independently available current and forecasted pricing information. These also included fees related to the Federal Energy Regulatory Commission audit of a subsidiary company.
Tax Fees. These are fees for professional services rendered by Hein & Associates with respect to advisory services related to the preparation of income tax returns.
All Other Fees. These are fees for advisory services related to the sale of assets and acquisitions.
The audit committee pre-approved all services performed by Hein & Associates and authorized us to pay the fees billed to us by Hein & Associates in fiscal 2008 and 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED
(Registrant)

Date October 28, 2008	/s/ Thomas J. Smith By: Thomas J. Smith, Vice President and Chief
Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

RICHARD M. OSBORNE*	Chairman of the Board, Chief
Richard M. Osborne	Executive Officer and Director	October 28, 2008

/s/ Thomas J. Smith	Vice President and Chief
Thomas J. Smith	Financial Officer	October 28, 2008

IAN ABRAMS*
Ian Abrams	Director	October 28, 2008

W.E. ARGO*
W.E. Argo	Director	October 28, 2008

STEVEN A. CALABRESE*
Steven A. Calabrese	Director	October 28, 2008

MICHAEL I. GERMAN*
Michael I. German	Director	October 28, 2008

MARK D. GROSSI*
Mark D. Grossi	Director	October 28, 2008

JAMES R. SMAIL*
James R. Smail	Director	October 28, 2008

JAMES E. SPRAGUE*
James E. Sprague	Director	October 28, 2008

*/s/ Thomas J. Smith By: Thomas J. Smith
Attorney-in-Fact