Form 10-K/A
period 2008-06-30
ENERGY WEST INC
filed 2008-11-12
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanation of Amendment
On October 28, 2008, Energy West, Incorporated filed with the Securities and Exchange Commission (the “SEC”) Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K/A for the year ended June 30, 2008 for the purpose of including portions of Energy West’s Annual Report that were incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2008. Energy West is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report for the year ended June 30, 2008 (the “Annual Report”), the purpose of filing the certifications contained in Exhibits 31.1 and 31.2, which were inadvertently omitted from Amendment No. 1.
Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 2 does not reflect events occurring after the September 30, 2008 filing of the Annual Report, or the October 28, 2008 filing of Amendment No. 1, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above.

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
ITEM 15. Exhibits and Financial Statement Schedules

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED
(Registrant)

Date November 12, 2008	/s/ Thomas J. Smith By: Thomas J. Smith, Vice President and Chief
Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

RICHARD M. OSBORNE*	Chairman of the Board, Chief
Richard M. Osborne	Executive Officer and Director	November 12, 2008

/s/ Thomas J. Smith	Vice President and Chief
Thomas J. Smith	Financial Officer	November 12, 2008

IAN ABRAMS*
Ian Abrams	Director	November 12, 2008

W.E. ARGO*
W.E. Argo	Director	November 12, 2008

STEVEN A. CALABRESE*
Steven A. Calabrese	Director	November 12, 2008

MICHAEL I. GERMAN*
Michael I. German	Director	November 12, 2008

MARK D. GROSSI*
Mark D. Grossi	Director	November 12, 2008

JAMES R. SMAIL*
James R. Smail	Director	November 12, 2008

JAMES E. SPRAGUE*
James E. Sprague	Director	November 12, 2008

*/s/ Thomas J. Smith By: Thomas J. Smith
Attorney-in-Fact