Form 10-Q
period 2008-09-30
ENERGY WEST INC
filed 2008-11-14
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
The number of shares outstanding of the registrant’s common stock as of November 11, 2008 was 4,349,303 shares.
As used in this Form 10-Q, the terms “company”, “Energy West”, “Registrant”, “we”, “us”, and “our” mean Energy West, Incorporated and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of September 30, 2008.

ENERGY WEST, INCORPORATED
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS.

ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 2008 AND 2007, AND JUNE 30, 2008

	September 30,		June 30,
	(unaudited)		(audited)
	2008	2007	2008
ASSETS
Current Assets:
Cash	$993,725	$1,448,603	$796,302
Marketable securities	—	—	910,778
Accounts and notes receivable less $161,256, $81,867, and $136,399, respectively, allowance for bad debt	3,748,765	2,560,927	5,108,796
Unbilled gas	1,355,105	747,467	1,252,638
Derivative assets	53,844	43,870	145,428
Natural gas and propane inventories	10,787,607	8,633,115	5,505,337
Materials and supplies	1,367,135	428,417	955,467
Prepayments and other	566,355	397,723	193,581
Income tax receivable	955,274	438,466	417,164
Recoverable cost of gas purchases	3,000,534	2,529,882	1,054,875

Total current assets	22,828,344	17,228,470	16,340,366

Property, Plant and Equipment, Net	33,818,267	30,792,443	32,475,133

Deferred Tax Assets — Long-Term	6,806,557	—	6,825,575
Deferred Charges	2,672,701	3,003,029	2,761,656
Marketable securities available for sale at fair market value	3,800,121	—	—
Other Investments	1,118,264	766,113	1,118,264
Other Assets	401,448	700,972	279,810

TOTAL ASSETS	$71,445,702	$52,491,027	$59,800,804

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Bank overdraft	$619,340	$—	$532,901
Accounts payable	5,750,238	2,977,079	7,439,748
Line of credit	11,685,000	—	—
Derivative liabilities	54,622	44,040	146,206
Deferred income taxes	755,782	225,731	18,039
Accrued and other current liabilities	4,286,684	4,205,536	3,302,712
Refundable purchased gas costs	362,597	1,332,340	522,347

Total current liabilities	23,514,263	8,784,726	11,961,953

Other Obligations:
Deferred income taxes	—	4,511,474	—
Deferred investment tax credits	244,831	265,893	250,096
Other long-term liabilities	3,945,813	4,021,496	3,939,976

Total	4,190,644	8,798,863	4,190,072

Long-Term Debt	13,000,000	13,000,000	13,000,000

Commitments and Contingencies (see note 5)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 5,000,000 shares authorized, 4,348,894, 4,284,579 and 4,347,769 shares outstanding at September 30, 2008 and 2007, and June 30, 2008 respectively	652,334	642,390	652,165
Capital in excess of par value	6,298,753	5,864,017	6,280,649
Accumulated other comprehensive income	209,234	—	—
Retained earnings	23,580,474	15,401,031	23,715,965

Total stockholders’ equity	30,740,795	21,907,438	30,648,779

TOTAL CAPITALIZATION	43,740,795	34,907,438	43,648,779

TOTAL LIABILITIES AND CAPITALIZATION	$71,445,702	$52,491,027	$59,800,804

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended
	September 30,
	(unaudited)
	2008	2007
REVENUES:
Natural gas operations	$8,863,202	$5,021,222
Gas and electric—wholesale	5,005,390	2,378,688
Pipeline operations	118,037	93,465

Total revenues	13,986,629	7,493,375

EXPENSES:
Gas purchased	5,271,121	2,831,652
Gas and electric—wholesale	4,171,544	1,986,336

Total cost of sales	9,442,665	4,817,988

GROSS MARGIN	4,543,964	2,675,387
Distribution, general, and administrative	2,632,290	1,602,981
Maintenance	160,541	154,418
Depreciation and amortization	505,912	432,689
Taxes other than income	534,601	367,895

Total expenses	3,833,344	2,557,983

OPERATING INCOME	710,620	117,404
OTHER INCOME	96,669	87,750
INTEREST EXPENSE	(240,572)	(200,243)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	566,717	4,911
INCOME TAX (EXPENSE) BENEFIT	(180,381)	69,898

NET INCOME	$386,336	$74,809

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.09	$0.02

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.09	$0.02

DIVIDENDS DECLARED PER COMMON SHARE:	$0.12	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,348,239	4,282,598
Diluted	4,349,737	4,338,323
The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended
	September
	(unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$386,336	$74,809
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, including deferred charges and financing costs	593,891	489,931
Derivative assets	91,584	13,977
Derivative liabilities	(91,584)	(13,978)
Deferred gain	—	(61,381)
Investment tax credit	(5,265)	(5,265)
Deferred income taxes	218,652	205,405
Changes in assets and liabilities:
Accounts and notes receivable	1,257,563	873,628
Natural gas and propane inventories	(5,282,270)	(3,158,806)
Accounts payable	(1,360,465)	(1,682,048)
Recoverable/refundable cost of gas purchases	(2,105,410)	(889,643)
Prepayments and other	(372,774)	(254,759)
Asset retirement obligation liability	9,984	—
Other assets & liabilities	463,291	774,543

Net cash used in operating activities	(6,196,467)	(3,633,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(1,852,993)	(785,761)
Purchase of marketable securities	(2,680,109)
Other investments	(242,606)	(766,113)
Customer advances received for construction	16,158	48,506
Increase (decrease) from contributions in aid of construction	(20,305)	38,619

Net cash used in investing activities	(4,779,855)	(1,464,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	11,685,000	—
Repurchase of common stock	10,353	(145,892)
Sale of common stock	169	141,274
Dividends paid	(521,777)	(458,463)

Net cash provided by (used in) financing activities	11,173,745	(463,081)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	197,423	(5,561,417)

CASH AND CASH EQUIVALENTS:
Beginning of period	796,302	7,010,020

End of period	$993,725	$1,448,603

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for future fiscal periods. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
The Company is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. We were originally incorporated in Montana in 1909. The Company currently has four reporting segments:

• Natural Gas Operations	Annually, the Company distributes approximately 23 billion cubic feet of natural gas to approximately 36,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine and Elkin, North Carolina. The approximate population of the service territories is 173,000. The operation in Elkin, North Carolina was added October 1, 2007. The operation in Bangor, Maine was added December 1, 2007.

• Marketing and Production Operations (EWR)	Annually, the Company markets approximately 1.6 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manages midstream supply and production assets for transportation customers and utilities through its subsidiary, Energy West Resources, Inc. (EWR). EWR owns an average 60% gross working interest (an average 51% net revenue interest) in 162 natural gas producing wells and gas gathering assets. Energy West Propane, Inc. dba Missouri River Propane (MRP), the Company’s small Montana wholesale distribution company that sells propane to its affiliated utility, is also reported in marketing and production operations.

• Pipeline Operations (EWD)	The Company owns the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary Energy West Development, Inc. (EWD). Certain natural gas producing wells owned by the Company’s pipeline operations are being managed and reported under our marketing and production operations.

• Corporate and Other	This segment was not reported prior to fiscal year 2008. The corporate and other segment was created to accumulate revenues and expenses that are not allocable to our utilities or other operations.

NOTE 1 — INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended
	September 30
	(unaudited)
	2008	2007
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$192,684	$1,670
State income tax expense, net of federal tax expense	26,409	229
Amortization of deferred investment tax credits	(5,265)	(5,265)
Other	(33,447)	(66,532)

Total income tax expense (benefit)	$180,381	$(69,898)

Other includes an adjustment for prior year actual tax expense from amounts that had been estimated and accrued.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 are applied to all tax positions. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. During the three months ended September 30, 2008, no adjustments were recognized for uncertain tax positions.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax benefits were accrued at September 30, 2008.
The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.
NOTE 2 — LINES OF CREDIT AND LONG-TERM DEBT
The Company funds its operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, the Company has used the working capital line of credit portion of the credit facility with Bank of America, N.A. (Bank of America) (fka LaSalle Bank, N.A.) The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, the Company’s short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.
Bank of America Line of Credit — On June 29, 2007, the Company established its new five-year unsecured credit facility with Bank of America, replacing a previous $20 million one-year facility with Bank of America which was scheduled to expire in November 2007. The new credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by the Company.

Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, the Company authorized the sale of $13.0 million aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance the Company’s existing notes. With this refinancing, the Company expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $441,000 in new debt issue costs to be amortized over the life of the new note.
Debt Covenants — The Company’s 6.16% Senior Unsecured Notes and the Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At September 30, 2008, the Company believes it was in compliance with the financial covenants under its debt agreements.
At September 30, 2008, the Company had approximately $374,000 of cash on hand net of bank overdrafts. In addition, at September 30, 2008, the Company had $11.7 million in borrowings under the Bank of America revolving line of credit. At September 30, 2008, the Company had outstanding letters of credit related to supply contracts totaling $1.2 million, which reduced available borrowings. The Company’s net availability at September 30, 2008, was $7.1 million under the Bank of America revolving line of credit.
The total amount outstanding under all of the Company’s long-term debt obligations was $13.0 million at September 30, 2008, and 2007. The portion of such obligations due within one year was $0 at September 30, 2008 and 2007.
NOTE 3 — DEFERRED CHARGES
Deferred Charges consist of the following:

	Three Months Ended		Year Ended
	September 30,		June 30, 2008
	(unaudited)		(audited)
	2008	2007
Regulatory asset for property taxes	$1,630,809	$1,937,060	$1,707,371
Regulatory asset for income taxes	452,645	452,644	452,646
Regulatory asset for deferred environmental remediation costs	141,582	242,080	149,625
Other regulatory assets	18,536	—	11,525
Unamortized debt issue costs	429,129	371,245	440,490

Total	$2,672,701	$3,003,029	$2,761,657

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
NOTE 4 — CONTINGENCIES
Derivative Contingencies — Among the risks involved in natural gas marketing is the risk of nonperformance by counterparties to contracts for purchase and sale of natural gas. The Company’s marketing operation is party to certain contracts for purchase or sale of natural gas at fixed prices for fixed time periods. Some of these contracts are recorded as derivatives, valued on a mark-to-market basis.
Legal Proceedings — The Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (Shelby) alleges a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. Shelby is seeking damages and injunctive relief prohibiting EWR from further breaching the contract. The case is currently in the discovery phase. The Company believes this lawsuit to be without merit and is vigorously defending the allegations.
In the Company’s opinion, the outcome of these lawsuits, including the Shelby litigation, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
NOTE 5 — SEGMENTS OF OPERATIONS

	Three Months Ended
	September 30
	(unaudited)
	2008	2007
Gross margin (operating revenue less cost of gas purchased):
Natural gas operations	$3,592,081	$2,189,570
EWR	833,846	392,352
Pipeline operations	118,037	93,465

	$4,543,964	$2,675,387

Operating income (loss):
Natural gas operations	$2,858	$(146,060)
EWR	639,236	236,412
Pipeline operations	68,526	27,052

	$710,620	$117,404

Net income (loss):
Natural gas operations	$(52,436)	$(110,707)
EWR	395,045	169,341
Pipeline operations	39,021	16,175
Corporate and other operations	4,706	—

	$386,336	$74,809

NOTE 6 — ACCRUED AND OTHER CURRENT LIABILITIES
     Accrued and other current liabilities consist of the following:

	September 30,		June 30, 2008
	(unaudited)		(audited)
	2008	2007
Property tax settlement—current portion	$235,772	$243,000	$235,772
Payable to employee benefit plans	37,432	32,936	119,269
Accrued vacation	300,944	227,072	310,472
Customer deposits	519,683	415,711	498,880
Accrued interest	154,579	165,476	276
Accrued taxes other than income	601,116	677,408	474,775
Deferred short-term gain	82,062	243,519	82,062
Customer prepayments from levelized billing	1,555,626	1,471,902	554,765
Other	799,470	728,511	1,026,441

Total	$4,286,684	$4,205,536	$3,302,712

NOTE 7 — OTHER LONG TERM LIABILITIES
     Other long-term liabilities consist of the following:

	September 30,		June 30, 2008
	(unaudited)		(audited)
	2008	2007
Asset retirement obligation	$736,215	$697,836	$726,231
Contribution in aid of construction	1,403,409	1,351,083	1,423,714
Customer advances for construction	751,020	653,727	734,862
Deferred gain — long-term	—	20,682	—
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	972,008	1,215,008	972,008

Total	$3,945,813	$4,021,496	$3,939,976

NOTE 8 — STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 shares of the Company’s common stock to be issued to certain key employees. As of September 30, 2008, there were 19,500 options outstanding, and the maximum number of shares available for future grants under this plan is 74,750 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 100% of the fair market value if the employee owns more than 10% of the Company’s outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

SFAS No. 123 Disclosures — Effective July 1, 2005, the Company has adopted the provisions of SFAS No. 123 Accounting for Stock-Based Compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing.
No options were granted in the fiscal quarters ended September 30, 2008 and 2007. At September 30, 2008 and 2007, a total of 19,500 and 104,000 options were outstanding, respectively.

	Three Months Ended
	September 30,
	2008	2007
Expected dividend rate	5.65%	4.00%
Risk free interest rate	3.38%	5.00%
Weighted average expected lives, in years	2.25	2.00
Price volatility	31.16%	29.70%
Total intrinsic value of options exercised	$—	$44,249
Total cash received from options exercised	$—	$40,841
A summary of the status of the Company’s stock option plans as of September 30, 2008, and June 30, 2008 and 2007 and changes during the periods ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding June 30, 2006	218,250	$5.56
Granted	45,000	$7.03
Exercised	(93,750)	$5.47
Expired	(4,500)	$—

Outstanding June 30, 2007	165,000	$5.98
Granted	30,000	$6.59
Exercised	(109,500)	$3.82
Expired	(66,000)	$6.56

Outstanding June 30, 2008	19,500	$9.10
Granted	—	$—
Exercised	—	$—
Expired	—	$—

Outstanding September 30, 2008	19,500	$9.10	$32,165

Exerciseable September 30, 2008	3,750	$9.93	$3,088

There were no new options granted during the quarters ended September 30, 2008 and 2007. Therefore, the weighted average fair value of options granted during the quarters ended September 30, 2008 and 2007 was $0.
The following information applies to options outstanding at September 30, 2008:

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
Grant	Number	Exercise	Life	Number	Exercise
Date	Outstanding	Price	(Years)	Exercisable	Price
1/6/2006	4,500	$6.35	2.3	0	$6.35
12/1/2007	15,000	$9.93	9.6	3,750	$9.93

	19,500			3,750

NOTE 9 — INVESTMENTS
The Company’s investments in marketable equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.
Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.
The following is a summary of available-for-sale securities at September 30, 2008:

	September 30, 2008
	Investment	Unrealized	Estimated
	at cost	Gains	Fair Value
Marketable securities	3,590,887	209,234	3,800,121

Available-for-sale securities:	$3,590,887	$209,234	$3,800,121

As of September 30, 2008 unrealized gain on available-for-sale securities of $209,234 was included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.
NOTE 10 — FAIR VALUE MEASUREMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability based upon an exit price model.
Valuation Hierarchy

In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2008:

	September 30, 2008
	Level I	Level 2	Level 3	TOTAL
Derivative assets	—	53,844	—	53,844
Available-for-sale securities	3,800,121	—	—	3,800,121

Total assets at fair value	$3,800,121	$53,844	$—	$3,853,965

Derivative liabilities	—	54,622	—	54,622

Total liabilities at fair value	$—	$54,622	$—	$54,622

NOTE 11 — COMPREHENSIVE INCOME
Comprehensive income includes net income and other comprehensive income, which for the Company is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive income and its components are as follows:

	Three months ended
	September 30
	2008	2007
Net income	$386,336	$74,809
Other comprehensive income
Change in unrealized gain on available-for-sale securities	209,234	—

Comprehensive income	$595,570	$74,809

NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R provides standards that will improve, simplify, and converge internationally the accounting for business combinations in consolidated financial statements. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51 and establishes standards of accounting and reporting on noncontrolling interests in consolidated statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The effective date of SFAS 160 is for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending March 31, 2009. The Company does not expect that the adoption of FAS 161 will have a material impact on our consolidated financial position or results of operations. The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on its financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act) which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions and statements concerning our operating capital requirements, negotiations with our lender, recovery of property tax payments, our environmental remediation plans, and similar statements that are not historical are forward-looking statements that involve risks and uncertainties. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.
Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the Securities and Exchange Commission (SEC) and its reports to shareholders, involve known and unknown risks and other factors that may cause our company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.
Overview
We are a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. We distribute 23 billion cubic feet (bcf) of natural gas annually to approximately 36,000 residential, commercial and industrial customers. In addition to our core natural gas distribution business, we market approximately 1.6 bcf of natural gas annually to commercial and industrial customers in Montana and Wyoming. We also have an average 60% gross working interest (average 51% net revenue interest) in 162 natural gas producing wells and gas gathering assets that provide our marketing and production operation with a partial hedge when gas prices are greater than the cost of production. In addition, we own the Shoshone interstate and the Glacier gathering pipelines located in Montana and Wyoming. We have four reporting segments. Our primary segments are natural gas operations, marketing and production operations and pipeline operations. Our other segment is corporate and other.
Recent Events
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
The transaction is expected to close in the second quarter of 2009 but there can be no assurances that the transaction will be completed on the proposed terms or at all. The closing is subject to customary closing conditions, including the approval of applicable regulators. In addition, the transaction is subject to the approval of our shareholders for the issuance of shares of Energy West as part of the purchase price. We expect to hold a special meeting in early 2009 so that our shareholders may vote on the transaction.
In addition, Orwell, NEO and Brainard are parties to various agreements (i.e., leases, gas sales, transportation, etc.) with companies owned by Mr. Osborne. These agreements are filed as exhibits to our annual reports on Form 10-K for the fiscal year ending June 30, 2008.
Our annual meeting of shareholders has been set for December 11, 2008 and will be held at LaMalfa Centre, 5783 Heisley Road, Mentor, Ohio 44060 at 10:00 a.m. Eastern Standard Time.
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Fiscal Quarter Ended September 30, 2008 Compared to Fiscal Quarter Ended September 30, 2007
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2008 and for the three month period ended September 30, 2008. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — Our net income for the three months ended September 30, 2008 was approximately $386,000 compared to net income of approximately $75,000 for the three months ended September 30, 2007, an improvement of $311,000. This improvement was primarily due to an increase in net income from our gas marketing and production operation of $226,000 and net income from the recently acquired gas operations in Maine and North Carolina of $105,000. Offsetting these improvements was an increased net loss from existing natural gas operations of $49,000.
Revenues — Our revenues for the three months ended September 30, 2008 were approximately $14.0 million compared to approximately $7.5 million for the three months ended September 30, 2007, an increase of $6.5 million. The increase was primarily attributable to: (1) an increase in our marketing and production operation’s revenue of $2.6 million due primarily to much higher index prices for natural gas, and (2) a natural gas revenue increase of $3.9 million, of which $2.5 million was due to the acquisition of gas operations in Maine and North Carolina, and $1.4 million was due to the significantly higher natural gas commodity prices.
Gross Margin — Gross margin increased $1.9 million, from approximately $2.7 million in the three months ended September 30, 2007 to approximately $4.5 million in three months ended September 30, 2008. Our marketing and production operation’s margin increased by $442,000 due to a $282,000 increase in margin from gas production as a result of the higher index prices for natural gas, and a $227,000 increase from retail gas sales due to lower relative gas supply costs as a percentage of revenues. Our natural gas operation’s margins increased $1.4 million, of which $1.4 million was due to the acquisition of gas operations in Maine and North Carolina, with the remaining $30,000 due to increased sales volumes from our existing natural gas operations.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $1.3 million in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. On-going expenses related to operations in Maine and North Carolina account for $1.2 million of this increase. The remaining

$70,000 is due to increases in our distribution, general and administrative costs and increases in depreciation and depletion expense.
Other Income — Other income increased by $9,000 from $88,000 in the three months ended September 30, 2007 to $97,000 in three months ended September 30, 2008, all attributable to our natural gas operations.
Interest Expense — Interest expense increased by approximately $40,000 during the three months ended September 30, 2008 from the three months ended September 30, 2007, due to an increase in short-term borrowings, caused primarily by the higher natural gas commodity prices.
Income Tax Expense — Income tax expense was $180,000 in the three months ended September 30, 2008 as compared to an income tax benefit of $70,000 in the three months ended September 30, 2007. This increase in expense of $250,000 is due to higher pretax income in the current three month period, offset by adjustments made to the tax provisions from the prior year.
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

	Three Months Ended September 30,
	2008			2007
		New	Total Less New
	Total	Acquisitions	Acquisitions	Total
Natural Gas Operations
Operating revenues	$8,863,202	$2,462,435	$6,400,767	$5,021,222
Gas purchased	5,271,121	1,090,094	4,181,027	2,831,652

Gross margin	3,592,081	1,372,341	2,219,740	2,189,570
Operating expenses	3,589,223	1,204,778	2,384,445	2,335,630

Operating income (loss)	2,858	167,563	(164,705)	(146,060)
Other income	88,928	13,464	75,464	87,750

Income (loss) before interest and taxes	91,786	181,027	(89,241)	(58,310)

Interest (expense)	(233,815)	(9,539)	(224,276)	(187,810)

Income (loss) before income taxes	(142,029)	171,488	(313,517)	(246,120)
Income tax benefit (expense)	89,593	(66,544)	156,137	135,413

Net income (loss)	$(52,436)	$104,944	$(157,380)	$(110,707)

Natural Gas Revenues and Gross Margins — Our operating revenues without new acquisitions in the three months ended September 30, 2008 increased to approximately $6.4 million from approximately $5.0 million in the three months ended September 30, 2007. This $1.4 million increase was primarily due to the very high natural gas commodity prices passed through to customers during the three months ended September 30, 2008.
Gas purchases in the natural gas operations (without new acquisitions) increased by $1.4 million from approximately $2.8 million in the three months ended September 30, 2007 to approximately $4.2 million in the three months ended September 30, 2007. The increase in gas cost reflects much higher natural gas commodity prices during the current three month period.

Gross margin (without new acquisitions) was approximately $2.21 million for the three months ended September 30, 2008, compared to approximately $2.19 million for the three months ended September 30, 2007. The increase of $30,000 is primarily due to slightly higher volumes in the current three month period.
Natural Gas Operating Expenses — Our operating expenses (without new acquisitions) were approximately $2.38 million for the three months ended September 30, 2008, compared to approximately $2.33 million for the three months ended September 30, 2007. The $50,000 increase is due to increases in depreciation and distribution, general and administrative expenses, and offset by decreases in maintenance expense and taxes other than income taxes.
Natural Gas Other Income — Other income (without new acquisitions) decreased by $13,000 from $88,000 in the three months ended September 30, 2007 to $75,000 in the three months ended September 30, 2008. This was due primarily to decreased service sales in Great Falls, Montana.
Natural Gas Interest Expense — Interest expense (without new acquisitions) was $36,000 higher in the three months ended September 30, 2008 due to an increase in short-term borrowings, caused primarily by the higher natural gas commodity prices.
Natural Gas Income Tax Benefit — Income tax benefits (without new acquisitions) are $21,000 higher in the three months ended September 30, 2008 due to a higher pretax loss.
Operating Results of our Marketing and Production Operations

	Three Months Ended
	September 30,
	2008	2007
Energy West Resources

Operating revenues	$5,005,390	$2,378,688
Gas purchased	4,171,544	1,986,336

Gross margin	833,846	392,352
Operating expenses	194,610	155,940

Income before interest and taxes	639,236	236,412

Interest expense	(1,155)	(8,428)

Income before income taxes	638,081	227,984
Income tax (expense)	(243,036)	(58,643)

Net income	$395,045	$169,341

Marketing and Production Revenues and Gross Margins — Our revenues increased $2.6 million from approximately $2.4 million in the three months ended September 30, 2007 to approximately $5.0 million in the three months ended September 30, 2008. Retail gas revenues increased by $2.3 million due to significantly higher index prices for natural gas. Production revenues increased by $413,000, also due to the much higher index prices. These increases are partially offset by a $61,000 decrease in mark to market revenue.
The gross margin in our marketing and production operations increased $442,000 from approximately $392,000 in the three months ended September 30, 2007 to approximately $834,000 in the three months ended September 30, 2008. Gross margin from gas production increased by $282,000, due primarily to the large increase in index prices, and offset somewhat by higher costs of production. Gross margin from retail gas sales increased by $227,000. Gas supply costs were higher, but were a lower percentage of revenue in the three months ended September 30, 2008, compared to the three months ended September 30, 2007. These increases are partially offset by the $61,000 decrease in mark to market revenue.
Marketing and Production Operating Expenses — Our operating expenses increased approximately $39,000, from $156,000 in the three months ended September 30, 2007 to $195,000 in the three months ended September 30, 2008. Increases in depletion and salaries expense account for this change.
Marketing and Production Interest Expense — Interest expense decreased approximately $7,000 from $8,000 in the three months ended September 30, 2007 to $1,000 in the three months ended September 30, 2008.

Marketing and Production Income Tax Expense — Income tax expense increased approximately $184,000 from $59,000 in the three months ended September 30, 2007 to $243,000 in the three months ended September 30, 2008, and is caused primarily by higher pretax income.

Operating Results of our Pipeline Operations

	Three Months Ended
	September 30,
	2008	2007
Pipeline Operations

Operating revenues	$118,037	$93,465
Gas purchased	—	—

Gross margin	118,037	93,465
Operating expenses	49,511	66,413

Operating income (loss)	68,526	27,052
Other income	94	—

Income before interest and taxes	68,620	27,052

Interest (expense)	(5,602)	(4,005)

Income before income taxes	63,018	23,047
Income tax (expense)	(23,997)	(6,872)

Net income	$39,021	$16,175

Although net income increased $23,000 from approximately $16,000 in the three months ended September 30, 2007 to approximately $39,000 in the three months ended September 30, 2008, the overall impact to our pipeline operations was not material.
Results of our Corporate and Other Operations
The corporate and other operations segment was created to accumulate revenues and expenses that are not allocable to our utilities or other operations. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.
Results of corporate and other operations for the three months ended September 30, 2008 include dividends from marketable securities of approximately $8,000, offset by the applicable income tax expense of approximately $3,000. There was no activity in corporate and other operations for the three months ended September 30, 2007.
Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.
Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit increased to $11.7 million at September 30, 2008, compared with $0 at September 30, 2007. This change in our cash position is caused primarily by increased costs for gas put in storage and recoverable cost of gas purchases, increased investment in marketable securities and increased construction expenditures. In addition, for the three months ended September 30, 2007, we financed the equivalent expenditures for these items with the proceeds from the sale our Arizona propane business, which was sold on April 1, 2007. We periodically repay our short-term borrowings under the Bank of America credit facility by using the net proceeds from the sale of long-term debt and equity securities.
Long-term debt was $13.0 million at September 30, 2008, and 2007.

Cash increased by $197,000 from June 30, 2008 to September 30, 2008, compared with the $5.6 million decrease in cash for the quarter ended September 30, 2007, as shown in the following table:

	September 30,
	2008	2007
Cash used in operating activities	$(6,196,465)	$(3,633,587)
Cash used in investing activities	(4,779,855)	(1,464,749)
Cash provided by (used in )financing activities	11,173,745	(463,081)

Increase (Decrease) in cash	$197,425	$(5,561,417)

Cash used in operating activities was approximately $2.6 million higher in the three months ended September 30, 2008, than the three months ended September 30, 2007. This was due to an increase in natural gas inventories of $2.1 million and an increase in recoverable gas purchases of $1.2 million, offset by a decrease in all other assets net of liabilities of $465,000 and an increase in net income of $312,000 as compared to the three months ended September 30, 2007.
Cash used in investing activities was approximately $3.3 million higher in the three months ended September 30, 2008, than the three months ended September 30, 2007. This was due to an increase of $2.7 million in purchases of marketable securities, $524,000 decrease in other investments, an increase of $1.1 million for construction expenditures, and a decrease in customer advances received for construction and contributions in aid of construction of $91,000 as compared to the three months ended September 30, 2007.
Cash provided by financing activities in the three months ended September 30, 2008 was $11.3 million. This is $11.8 million more than the cash used of $463,000 in the three months ended September 30, 2007 and is due primarily to increased net borrowings on the line of credit of $11.7 million as compared to the three months ended September 30, 2007.
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
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, we authorized the sale of $13.0 million aggregate principal amount of our 6.16% Senior Unsecured Notes. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $441,000 in new debt issue costs to be amortized over the life of the new note.
Bank of America Line of Credit — On June 29, 2007, we established our new five-year unsecured credit facility with Bank of America, replacing a previous $20.0 million one-year facility with Bank of America which was scheduled to expire in November 2007. The new credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by us.

The following table represents borrowings under the Bank of America revolving line of credit for each of the periods presented.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended June 30, 2009
Minimum borrowing	$—
Maximum borrowing	$11,685,000
Average borrowing	$5,286,000

Year Ended June 30, 2008
Minimum borrowing	$—	$3,275,000	$—	$—
Maximum borrowing	$—	$7,525,000	$6,525,000	$—
Average borrowing	$—	$4,558,000	$2,256,000	$—
Our 6.16% Senior Unsecured Notes and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At September 30, 2008 and 2007, we believe we were in compliance with the financial covenants under our debt agreements.
At September 30, 2008, we had approximately $374,000 of cash on hand net of bank overdrafts, and $11.7 million in borrowings under the $20.0 million Bank of America revolving line of credit. In addition, at September 30, 2008, we had two outstanding letters of credit related to supply contracts totaling $1.2 million. These letters of credit reduce our available borrowings on our line of credit. As discussed above, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. Our availability normally increases in January as monthly heating bills are paid and storage related gas purchases are no longer necessary.
The total amount outstanding under all of our long term debt obligations was $13.0 million at both September 30, 2008, and 2007. The portion of such obligations due within one year was $0 at both September 30, 2008, and 2007.
Capital Expenditures
We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. In fiscal 2008, 2007 and 2006, our total capital expenditures were approximately $3.9 million, $2.4 million, and $1.9 million, respectively. Expenditures for fiscal 2008, 2007 and 2006 were limited to essential needs only. During the three months ended September 30, 2008 and 2007 capital expenditures were $1.9 million and $786,000, respectively. We estimate future cash requirements for capital expenditures will be as follows:

			Estimated
			Future Cash
	Actual	Actual	Requirements
	FY 2008	through 9/30/08	through 6/30/09
	(In thousands)
Natural Gas Operations	$3,577	$1,784	$6,000
Energy West Resources	250	69	—
Pipeline Operations	41	—	—

Total capital expenditures	$3,868	$1,853	$6,000

Contractual Obligations
Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt.
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as of September 30, 2008.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Interest payments (a)	$8,008,000	$800,800	$1,601,600	$1,601,600	$4,004,000

Long Term Debt (b)	13,000,000	—	—	—	13,000,000

Operating Lease Obligations	309,827	200,569	36,831	9,342	63,085

Transportation and Storage Obligation (c)	6,142,255	4,367,715	1,774,540	—	—

Total Obligations	$27,460,082	$5,369,084	$3,412,971	$1,610,942	$17,067,085

(a)	Our long-term debt, notes payable and customers’ deposits all require interest payments. Interest payments are projected based on debt service schedules provided at debt issuance.

(b)	See Note 2 of the Notes to the unaudited Consolidated Financial Statements for a description of this debt.

(c)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.
OFF-BALANCE SHEET ARRANGEMENTS
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
Commodity Price Risk
We seek to protect ourselves against natural gas price fluctuations by limiting the aggregate level of net open positions that are exposed to market price changes. We manage open positions with policies designed to limit the exposure to market risk, with regular reporting to management of potential financial exposure. Our RMC has limited the types of contracts we will consider to those related to physical natural gas deliveries. Therefore, management believes that our results of operations are not significantly exposed to changes in natural gas prices.

Interest Rate Risk
Our results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). We mitigate this risk by entering into long-term debt agreements with fixed interest rates. Some of our notes payable, however, may be subject to variable interest rates that we may mitigate by entering into interest rate swaps. A hypothetical 100 basis point change in market rates applied to the balance of the notes payable would change our interest expense by approximately $117,000 annually.
Credit Risk
Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties of their contractual obligations under various instruments with us. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counterparty may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances which relate to other market participants that have a direct or indirect relationship with such counterparty. We seek to mitigate credit risk by evaluating the financial strength of potential counterparties. However, despite mitigation efforts, defaults by counterparties may occur from time to time. To date, no such default has occurred.
Equity Price Risk
Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. For additional discussion of our equity securities, see Note 9 to the unaudited financial statements included herein.
ITEM 4 — CONTROLS AND PROCEDURES
We carried out an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. Further, in connection with our evaluation, we did not identify any change during the last quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ENERGY WEST, INCORPORATED
/s/ Thomas J. Smith
Thomas J. Smith
November 14, 2008	Chief Financial Officer (principal financial officer and principal accounting officer)