Form 10-K/A
period 2008-06-30
ENERGY WEST INC
filed 2008-11-26
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

ITEM 9A(T). Controls and Procedures.
ITEM 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EX-23.1
EX-31.1
EX-31.2

Explanation of Amendment
Energy West, Incorporated is filing this Amendment No. 3 (the “Amendment”) to our Annual Report (the “Annual Report”) on Form 10-K/A for the fiscal year ended June 30, 2008 to revise the disclosure required by Item 9A(T) of Form 10-K. In our Annual Report, we inadvertently failed to state our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 even though the assessment had been made as of that date. This Amendment includes this assessment by management. In addition, based solely on the omission of this assessment in the Annual Report, we must now conclude that our disclosure controls and procedures were ineffective as of June 30, 2008.
Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the September 30, 2008 filing of the Annual Report, the October 28, 2008 filing of Amendment No. 1 to the Annual Report or the November 12, 2008 filing of Amendment No. 2 to the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above.

ITEM 9A(T). Controls and Procedures.
Management’s Report on Internal Control over Financial Reporting
Management of Energy West is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written code of business conduct adopted by our board of directors, applicable to all of our directors and all officers and employees. In addition, our audit committee meets with our independent public accountants and management periodically to discuss internal control over financial reporting and auditing and financial reporting matters.
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
We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In assessing our internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission for the “Internal Control — Integrated Framework.” Based on their evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008. There was no change in our internal control over financial reporting in the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). At the time our Form 10-K was filed with the Securities and Exchange Commission, our chief executive officer and chief financial officer believed that our disclosure controls and procedures were effective based on their evaluation. However, subsequently we became aware that in our 10-K we inadvertently failed to report management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008. We have included the missing assessment in this Amendment No. 3 on Form 10-K/A. Solely as a result of this omission, our chief executive officer and chief financial officer based on their evaluation have now concluded that our disclosure controls and procedures were ineffective as of June 30, 2008.
We have improved our disclosure controls and procedures to ensure that our periodic and current reports comply with the requirements of the rules and regulations under the Securities Exchange Act of 1934, as amended.
Attestation Report of Independent Registered Public Accounting Firm
This amended annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report on internal control over financial reporting in our annual report.
ITEM 15. Exhibits and Financial Statement Schedules.
23.1	Consent of Hein & Associates LLP

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED (Registrant)
Date: November 26, 2008	By:	/s/ Thomas J. Smith
Thomas J. Smith, Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RICHARD M. OSBORNE* Richard M. Osborne	Chairman of the Board, Chief Executive Officer and Director	November 26, 2008

/s/ Thomas J. Smith Thomas J. Smith	Vice President and Chief Financial Officer	November 26, 2008

IAN ABRAMS* Ian Abrams	Director	November 26, 2008

W.E. ARGO* W.E. Argo	Director	November 26, 2008

STEVEN A. CALABRESE* Steven A. Calabrese	Director	November 26, 2008

MICHAEL I. GERMAN* Michael I. German	Director	November 26, 2008

MARK D. GROSSI* Mark D. Grossi	Director	November 26, 2008

JAMES R. SMAIL* James R. Smail	Director	November 26, 2008

JAMES E. SPRAGUE* James E. Sprague	Director	November 26, 2008

*By:	/s/ Thomas J. Smith
Thomas J. Smith
Attorney-in-Fact

5