Form 10-KT
period 2008-12-31
ENERGY WEST INC
filed 2009-03-31
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from 07/01/08 to 12/31/08
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2008 was $25,293,153.
The number of shares outstanding of the registrant’s common stock as of February 28, 2009 was 4,352,245 shares.
As used in this Form 10-K/T, the terms “Company,” “Energy West,” “Registrant,” “we,” “us” and “our” mean Energy West, Incorporated and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-K is as of December 31, 2008.

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

i

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements are based on reasonable assumptions when they are made, we can give no assurance that these expectations, estimates and projections can be achieved. We believe the forward-looking statements in this Form 10-K are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:
•	fluctuating energy commodity prices,

•	the possibility that regulators may not permit us to pass through all of our increased costs to our customers,

•	the impact of the Federal Energy Regulatory Commission (FERC) and state public service commission statutes, regulations, and actions, including allowed rates of return, and the resolution of other regulatory matters,

•	the impact of weather conditions and alternative energy sources on our sales volumes,

•	future utilization of pipeline capacity, which can depend on energy prices, competition from alternative fuels, the general level of natural gas and propane demand, decisions by customers not to renew expiring natural gas contracts and weather conditions,

•	changes in federal or state laws and regulations to which we are subject, including tax, environmental, and employment laws and regulations,

•	the ability to meet financial covenants imposed by lenders,

•	the effect of changes in accounting policies, if any,

•	the ability to manage our growth,

•	the ability to control costs,

•	the ability of each business unit to successfully implement key systems, such as service delivery systems,

•	our ability to develop expanded markets and product offerings and our ability to maintain existing markets,

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002,

•	our ability to obtain governmental and regulatory approval of various expansion or other projects, including acquisitions and a holding company structure.

ii

PART I
Item 1. Business.
Change in Fiscal Year
The Board of Directors of Energy West, Incorporated changed its fiscal year end from June 30 to December 31. We made this change to align our fiscal year end with other companies within our industry. This Form 10-K/ T is intended to cover the transition report for the period July 1, 2008 through December 31, 2008 (the “transition period”). Subsequent to this, our Form 10-K will cover the calendar year January 1 to December 31. We refer to the period beginning July 1, 2007 and ending June 30, 2008 as “fiscal 2008”, the period beginning July 1, 2006 and ending June 30, 2007 as “fiscal 2007” and the period beginning July 1, 2005 and ending June 30, 2006 as “fiscal 2006”.
Overview
We are a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. We were originally incorporated in Montana in 1909. We currently have five reporting segments:

• Natural Gas Operations	Annually, we distribute approximately 26 billion cubic feet of natural gas to approximately 37,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine and Elkin, North Carolina. The approximate population of the service territories is 177,000. The operation in Elkin, North Carolina was added October 1, 2007. The operation in Bangor, Maine was added December 1, 2007.

• Marketing and Production Operations (EWR)	Annually, we market approximately 2.3 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, Energy West Resources, Inc. (EWR). EWR owns an average 60% gross working interest (an average 51% net revenue interest) in 160 natural gas producing wells and gas gathering assets. Energy West Propane, Inc. dba Missouri River Propane (MRP), our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in our propane operations. It is now being reported in marketing and production operations.

• Pipeline Operations (EWD)	We own the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary Energy West Development, Inc. (EWD). Certain natural gas producing wells owned by our pipeline operations are being managed and reported under our marketing and production operations.

• Propane Operations (Discontinued Operations)	Our Arizona assets were sold during fiscal year 2007, and the results of operations for the propane assets related to this sale have been reclassified as income from discontinued operations. Prior to discontinuance, we distributed approximately 5.4 million gallons annually, of propane to approximately 8,000 customers through utilities operating underground vapor systems in and around Payson, Pine, and Strawberry, Arizona and retail distribution of bulk propane to approximately 2,300 customers in the same Arizona communities. The associated assets and liabilities are shown on the consolidated balance sheet as “Assets held for sale” and “Liabilities held for sale.” MRP, our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in propane operations. It is now being reported in our marketing and production operations.

• Corporate and Other	This segment was not reported prior to fiscal 2008. Corporate and other was established to encompass the results of corporate acquisitions and other equity transactions. Reported in Corporate and other for the six months ended December 31, 2008 are costs associated with business development and acquisitions, and dividend income from marketable securities.
See Note 14 to our Consolidated Financial Statements for financial information for each of our segments.

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
We intend to continue to look for natural gas utilities to acquire. While we believe that the best opportunities for growth remain outside Montana and Wyoming, there may be acquisitions in these states that would be attractive to us because of economies of scale. For more information, see “Pending Acquisitions” on page 3.

Even though we are a small utility serving approximately 37,000 customers, we believe we have the operating expertise to handle a significantly greater number of customers. For example, several operational managers have joined our team who had natural gas utility experience with significantly larger companies. We intend to focus on acquisitions that will enable us to grow our customer base and fully utilize our personnel. We believe that there are opportunities to acquire financially-sound smaller natural gas utility companies that are individually owned or controlled. In addition, we intend to target larger diversified utility companies that have a natural gas distribution operating segment that they are willing to sell.
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
Finally, even though we intend to further grow the company, we believe it was our focus on efficiently operating our existing businesses and managing our capital investments that put us in the position to pursue acquisitions. Therefore, we intend to continue to focus on efficient and effective management while implementing our acquisition strategy. This continued focus will include:
•	cost-effective expansion of our existing customer base by prudently managing capital expenditures and ensuring that new customers provide sufficient margins for an appropriate return on the additional resources and investment required to serve these customers,

•	appropriate regulatory treatment of increases in the cost of natural gas,

•	continuous improvement of our operational efficiencies, and

•	maintenance and improvement of our positive reputation with our regulators and customers.
Pending Acquisitions
As previously disclosed, on September 12, 2008, we entered into a stock purchase agreement with Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith (collectively, the Sellers) whereby we agreed to purchase all of the common stock of Lightning Pipeline Co. (Lightning Pipeline), Great Plains Natural Gas Company (Great Plains), Brainard Gas Corp. (Brainard) and all of the membership units of Great Plains Land Development Co., Ltd. (GPL), which companies are primarily owned by an entity controlled by Mr. Osborne and wholly-owned by the Sellers, for a purchase price of $34.3 million. Pursuant to the agreement, we will acquire Orwell Natural Gas Company (Orwell), a wholly-owned subsidiary of Lightening Pipeline and Northeast Ohio Natural Gas Corp. (NEO), a wholly-owned subsidiary of Great Plains. Orwell, NEO and Brainard are natural gas distribution companies that serve approximately 21,000 customers in Northeastern Ohio and Western Pennsylvania. This acquisition will increase our customers by more than 50%.
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

The transaction is expected to close in the second half of 2009 but there can be no assurances that the transaction will be completed on the proposed terms or at all. The closing is subject to customary closing conditions, including the approval of applicable regulators. In addition, the transaction is subject to the approval of our shareholders for the issuance of shares of Energy West as part of the purchase price.
On December 18, 2007, we entered into a stock purchase agreement with certain shareholders of Cut Bank Gas Company, a natural gas utility serving Cut Bank, Montana, to acquire 83.16% of the outstanding shares of Cut Bank Gas for a purchase price of $500,000 paid in shares of common stock of Energy West. In addition, we will offer to purchase the remaining shares of Cut Bank Gas Company for a purchase price of $100,000 paid in shares of common stock of Energy West. The acquisition is subject to the approval of the MPSC and is expected to be completed in the second half of 2009. The acquisition is scheduled to close on the last business day of the month after all closing conditions have been satisfied, including MPSC approval, as the case may be. However, there can be no assurances the acquisition will be closed in this time frame, or at all.
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
Recent Industry Trends
Since 2000, domestic energy markets have experienced significant price increases and decreases, and price volatility. Natural gas markets have been particularly volatile, principally due to weather and concerns over supply. Rising natural gas prices have resulted in a surge in supply-related investment that we believe has stabilized domestic production. Increasing supplies and price-induced conservation have favorably impacted natural gas prices and we believe this trend is likely to continue. Given the current environment, we expect that natural gas will maintain a favorable competitive position compared to other fossil fuels which have also experienced significant price increases. We believe that conditions are favorable for consumers to convert to natural gas from more expensive fossil fuels even if the cost of conversion includes equipment purchases. In addition, given natural gas’ clean burning attributes, we believe environmental regulations may enhance this competitive outlook.
Natural Gas Operations
Our natural gas operations are located in Montana, Wyoming, North Carolina and Maine and our revenues from the natural gas operations are generated under tariffs regulated by those states.
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

Natural Gas — Montana
Our operations in Montana provide natural gas service to customers in and around Great Falls and West Yellowstone, Montana and manages an underground propane vapor system in Cascade, Montana. The operation’s service area has a population of approximately 59,000 in the Great Falls area, 1,400 in the West Yellowstone area, and approximately 1,500 in the Cascade area. Our Montana operations provide service to approximately 29,000 customers.
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
The following table shows our Montana operations’ revenues by customer class for the six months ended December 31, 2008 and 2007 and the three preceding fiscal years:
Gas Revenue
(in thousands)

	6 months ended		Years Ended
	December 31,		June 30,
	2008	2007	2008	2007	2006

Residential	$9,704	$7,801	$21,692	$19,492	$21,863
Commercial	5,896	4,895	13,923	12,894	14,233
Transportation	1,011	1,008	2,337	2,058	1,961

Total	$16,611	$13,704	$37,952	$34,444	$38,057

Residential revenue has been restated from prior published reports to properly reflect intercompany eliminations. The changes for the years ended June 30, 2008, 2007 and 2006 are ($451), ($205), and ($292) respectively.

Note:	Higher revenues in the six months ended December 31, 2008 compared to the six months ended December 31, 2007 are due to higher gas costs which are passed on to the customers in accordance with approvals from the MPSC, and higher sales volumes.

The following table shows the volumes of natural gas, expressed in millions of cubic feet, or “MMcf,” sold or transported by our Montana operations for the six months ended December 31, 2008 and 2007 and the three preceding fiscal years:
Gas Volumes
(in MMcf)

	6 months ended		Years Ended
	December 31,		June 30,
	2008	2007	2008	2007	2006

Residential	891	841	2,212	2,097	1,978
Commercial	478	476	1,336	1,267	1,210
Transportation	742	749	1,652	1,526	1,524

Total Gas Sales	2,111	2,066	5,200	4,890	4,712

Note:	Volumes were higher for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 primarily due to colder weather.
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
Our operations in Wyoming have a certificate of public convenience and necessity granted by the WPSC for transportation and distribution covering the west side of the Big Horn Basin, which extends approximately 70 miles north and south and 40 miles east and west from Cody. As of December 31, 2008, our Wyoming operations provided service to approximately 6,300 customers, including one large industrial customer. Our Wyoming operations also offer transportation through its pipeline system. This service is designed to permit producers and other purchasers of gas to transport their gas to markets outside of our Wyoming operations’ distribution and transmission system.

The following table shows our Wyoming operations’ revenues by customer class for the six months ended December 31, 2008 and 2007 and the three preceding fiscal years:
Gas Revenue
(in thousands)

	6 months ended		Years Ended
	December 31,		June 30,
	2008	2007	2008	2007	2006

Residential	$2,227	$1,996	$4,982	$4,657	$5,883
Commercial	2,239	1,944	4,438	2,990	5,771
Industrial	914	862	2,008	4,348	5,741

Total	$5,380	$4,802	$11,428	$11,995	$17,395

Note:	Higher revenues were realized in the six months ended December 31, 2008 compared to the six months ended December 31, 2007, due primarily to higher gas costs which are passed on to the customers in accordance with approvals from the WPSC, and slightly higher sales volumes.
The following table shows volumes of natural gas, expressed in MMcf, sold by our Wyoming operations for the six months ended December 31, 2008 and 2007 and the three preceding fiscal years:
Gas Volumes
(in MMcf)

	6 months ended		Years Ended
	December 31,		June 30,
	2008	2007	2008	2007	2006

Residential	230	219	567	526	478
Commercial	286	271	613	593	567
Transportation	138	146	334	472	684

Total Gas Sales	654	636	1,514	1,591	1,729

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
Our Wyoming operations have an industrial customer whose gas sales rates are subject to an industrial tariff, which provides for lower incremental prices as higher volumes are used. This customer accounted for approximately 17.0% of the revenues of our Wyoming operations and approximately 3.2% of the consolidated revenues of the natural gas segment of our business. This customer’s business is cyclical and depends upon the level of housing starts in its market areas.
Our Wyoming operations transport gas for third parties pursuant to a tariff filed with and approved by the WPSC. The terms of the transportation tariff (currently between $.08 and $.31 per thousand cubic feet (mcf)) are approved by the WPSC.

Natural Gas — North Carolina
On October 1, 2007, we acquired Frontier Natural Gas, a natural gas utility in Elkin, North Carolina. The purchase price was $4.9 million in cash. Our North Carolina operations provide natural gas service to customers in Ashe, Surry, Warren, Wilkes, Watauga, and Yadkin Counties. This service area has a population of approximately 41,000 people. The major communities in our North Carolina service area are Boone, Elkin, Mount Airy, Wilkesboro, Warrenton and Yadkinville. We have certificates of public convenience and necessity granted by the North Carolina Utility Commission (NCUC) for transportation and distribution in these counties and franchise agreements with municipalities located within these counties.
Our North Carolina operations provide service to approximately 831 residential, commercial and transportation customers through 138 miles of transmission pipeline and 170 miles of distribution system. We offer transportation services to 21 customers through special pricing contracts. For the six months ended December 31, 2008, these customers have accounted for approximately 37.5% of the revenues of our North Carolina operation.
The following table shows our North Carolina operations’ revenues by customer class for the six months ended December 31, 2008 and 2007, and the fiscal year ended June 30, 2008:
Gas Revenue
(in thousands)

	6 months ended		Year Ended
	December 31,		June 30,
	2008	2007	2008

Residential	$145	$90	$258
Commercial	1,764	651	2,171
Transportation	1,870	869	2,631

Total	$3,779	$1,610	$5,060

Note:	The six months ended December 31, 2007 includes three months of Frontier operations and the fiscal year ended June 30, 2008 includes nine months of operations.
The following table shows volumes of natural gas, expressed in MMcf, sold by our North Carolina operations for the six months ended December 31, 2008 and 2007, and the fiscal year ended June 30, 2008:
Gas Volumes
(in MMcf)

	6 months ended		Year Ended
	December 31,		June 30,
	2008	2007	2008

Residential	8	6	18
Commercial	107	49	162
Transportation	840	506	1,533

Total Gas Sales	955	561	1,713

Note:	The six months ended December 31, 2007 includes three months of Frontier operations and the fiscal year ended June 30, 2008 includes nine months of operations.
Our North Carolina operations generate revenues under tariffs regulated by the NCUC. The tariffs are structured to enable us to recover a base cost of gas and administrative and operating expenses to provide a sufficient rate of return. In connection with our acquisition of Frontier Natural Gas, Energy West and NCUC agreed to extend the rate plan in place at the time of the acquisition for a period of five years. Accordingly, the staff of the NCUC will not seek to reduce our rates during that period, and we cannot seek a rate increase in North Carolina during that time absent extraordinary circumstances. The North Carolina regulatory framework, however, incorporates a purchased-gas commodity cost adjustment mechanism that allows Frontier to adjust rates periodically to recover changes in its wholesale gas costs.

Natural Gas — Maine
On December 1, 2007 we acquired Bangor Gas Company, a natural gas utility in Bangor, Maine, for a purchase price of $434,000. Our operations in Maine provide natural gas service to customers in Bangor, Brewer, Old Town, Orono and Veazie through 10 miles of transmission pipeline and 93 miles of distribution system. This service area has a population of approximately 60,000 people. We have certificates of public convenience and necessity granted by the Maine Public Utilities Commission (MPUC) for our Maine service territories.
Our Maine operations provide service to approximately 845 residential, commercial and industrial customers. We offer transportation services to 31 customers through special pricing contracts. These customers accounted for approximately 40.6% of the revenues of our Maine operations for the six months ended December 31, 2008.
The following table shows our Maine operations’ revenues by customer class for the six months ended December 31, 2008 and 2007, and the fiscal year ended June 30, 2008:
Gas Revenue
(in thousands)

	6 months ended		Year Ended
	December 31,		June 30,
	2008	2007	2008

Residential	$187	$55	$232
Commercial	1,636	713	3,218
Transportation	672	138	778
Bucksport	575	96	671

Total	$3,070	$1,002	$4,899

Note:	The six months ended December 31, 2007 includes one month of Maine operations and the fiscal year ended June 30, 2008 includes seven months of operations.
The following table shows volumes of natural gas, expressed in MMcf, sold by our Maine operations for the six months ended December 31, 2008 and 2007, and the fiscal year ended June 30, 2008:
Gas Volumes
(in MMcf)

	6 months ended		Year Ended
	December 31,		June 30,
	2008	2007	2008

Residential	13	3	16
Commercial	134	47	221
Transportation	400	81	532
Bucksport	6,811	1,158	8,131

Total Gas Sales	7,358	1,289	8,900

Note:	The six months ended December 31, 2007 includes one month of Maine operations and the fiscal year ended June 30, 2008 includes seven months of operations.

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
Our Maine tariffs also include a purchased gas adjustment clause, which allows our operation to adjust rates periodically to recover changes in gas costs. We are also able to negotiate individual special contracts with transportation customers. In connection with our acquisition of Bangor Gas Company, the MPUC extended the ten-year rate plan that had been established in 1999 for Bangor Gas Company for an additional three years. Accordingly, we cannot seek a new rate plan in Maine until late 2012. However, our current rate plan allows for certain periodic increases and adjustments to our tariffs.
Marketing and Production Operations
We market approximately 2.3 bcf of natural gas annually to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, EWR. In order to provide a stable source of natural gas for a portion of its requirements, EWR has an ownership interest in two natural gas production properties and three gathering systems, located in north central Montana. EWR currently holds an average 60% gross working interest (average 51% net revenue interest) in 160 natural gas producing wells in operation. This production gives EWR a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells and assets provided approximately 16.7% of the volume requirements for EWR in our Montana market for the six months ended December 31, 2008. We acquired our interests in the wells by quitclaim deeds conveying interests in certain oil and gas leases for the wells from sellers who were in financial distress. We chose to purchase their interests despite the uncertain nature of the conveyance because we were able to negotiate purchase prices that, we believe, were fair and reasonable under, and accounted for, that circumstance. It is possible that our interests will be challenged in the future, but no such challenge has been made since acquiring the interests in 2002 and 2003 and we have no notice that such a challenge is forthcoming.
Additionally, EWR acquired a 19.8% ownership interest in Kykuit, a developer and operator of oil, gas and mineral leasehold estates located in Montana. We have invested a total of approximately $1.1 million in Kykuit and may invest additional funds in the future as Kykuit provides a supply of natural gas in close proximity to our natural gas operations in Montana. However, our obligations to make additional investments in Kykuit are limited under the Kykuit operating agreement. We are entitled to cease further investments in Kykuit if, in our reasonable discretion after the results of certain initial exploration activities are known, we deem the venture unworthy of further investments. Even if the venture is reasonably successful, we are obligated to invest no more than an additional $1.9 million over the life of the venture. Other investors in Kykuit include our chairman of the board, Richard M. Osborne, another board member, Steven A. Calabrese, and John D. Oil and Gas Company, a publicly held gas exploration company, which is also the managing member of Kykuit. Also, Mr. Osborne is the chairman of the board and chief executive officer, and our directors Mr. Grossi, Mr. Smail, Mr. Smith and Mr. Calabrese are also directors of John D. Oil and Gas Company.

In furtherance of management’s focus on our core business of natural gas distribution, in fiscal 2003, our marketing and production operations exited the electricity marketing business by not renewing its electric contracts as they expired. As a result, during fiscal 2008 and 2007, we had only one remaining electric contract with a margin of $5,300 and $48,000, respectively, in each of those two years. The electricity operations are reported within continuing operations because we use the same employees with the same overhead as our marketing and production operations.
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

Under Financial Accounting Standards (FAS) 141, (FAS 141), we recorded these stock acquisitions as if the net assets of the targets were acquired. For income tax purposes, we are permitted to “succeed” to the operations of the acquired companies, and thereby continue to depreciate the assets at their historical tax cost bases. As a result, we may continue to depreciate approximately $82.0 million of capital assets using the useful lives and rates employed by Frontier Natural Gas and Bangor Gas Company. This treatment results in a potential future federal and state income tax benefit of approximately $19.0 million over a 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first five years following the acquisitions.
Following Financial Accounting Standards (FAS) 109 (FAS 109), our balance sheet at December 31, 2008 reflects a gross deferred tax asset of approximately $19.0 million, offset by a valuation allowance of approximately $7.5 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.5 million. The excess of the net deferred tax assets received in the transactions over their respective purchase prices has been reflected as an extraordinary gain of approximately $6.8 million on the accompanying statement of income in accordance with the provisions of FAS 141.
During the six months ended December 31, 2008, we invested in marketable securities of other energy companies. We have reported $41,000 in dividend income, $585,000 in costs associated with business development and acquisitions, and <$189,000> in associated income taxes in the corporate and other segment during the six months ended December 31, 2008.
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
Our marketing and production operations’ compete principally with from other natural gas marketing firms doing business in Montana and Wyoming.
Gas Supply Marketers and Gas Supply Contracts
We purchase gas for our natural gas operations and marketing and production operations from various gas supply marketers. For the past several years, the primary gas supply marketers for our natural gas distribution operations have been Jefferson Energy Trading, LLC (Jetco) and Tenaska Marketing Ventures. Jetco has also been a significant gas supply marketer for our marketing and production subsidiary, EWR. Other gas supply marketers are also used by EWR from time to time. EWR also supplies itself with natural gas through ownership of an average 60% gross working interest (51% net revenue interest) in 162 natural gas producing wells in operation in north central Montana. This production gives EWR a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells and assets provided approximately 23.3% of the volume requirements for EWR’s Montana market, for the six months ended December 31, 2008. In North Carolina, our primary gas supply marketer for Frontier Natural Gas is BP Energy, and in Maine, our primary gas supply marketer for Bangor Gas Company is Emera Energy Services.
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
EWR is authorized by FERC to sell wholesale electricity in interstate commerce. These operations are subject to the Federal Power Act. However, FERC has determined that Energy West is an exempt public utility holding company.
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
Although we incurred considerable costs to evaluate and remediate the site, we have been permitted by the MPSC to recover the vast majority of those costs. On May 30, 1995, we received an order from the MPSC allowing for recovery of the costs through a surcharge on customer bills. At December 31, 2008, we had incurred cumulative costs of approximately $2.1 million in connection with our evaluation and remediation of the site and had recovered approximately $2.0 million of these costs pursuant to the order. As of December 31, 2008, the cost remaining to be recovered through the ongoing rate was $115,000. We are required to file with the MPSC every two years for approval to continue the recovery of these costs through a surcharge. During fiscal 2007, the MPSC approved the continuation of the recovery of these costs with its order dated May 15, 2007.
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
Employees
We had a total of 116 employees as of December 31, 2008. Two of these employees are employed by our marketing and production operations, 101 by our natural gas operations and 13 at the corporate office. Our natural gas operations include 15 employees represented by two labor unions. Negotiations were completed in July 2008 with the Laborers Union, with a contract in place until June 30, 2010. A three-year contract with Local Union #41 for the pipefitters expires June 30, 2010. We believe our relationship with both labor unions is good.
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
Our gas sales revenue is generated primarily through the sale and delivery of natural gas to residential and commercial customers who use natural gas mainly for space heating. Consequently, temperatures have a significant impact on sales and revenues. Given the impact of weather on our utility operations, our business is a seasonal business. Most of our gas sales revenue is generated in the first and fourth quarters of our fiscal year (January 1 to March 31 and October 1 to December 31) as we typically experience losses in the non-heating season, which occurs in the second and third quarters of our fiscal year (April 1 to September 30).
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
We own an average 60% working interest (average 51% net revenue interest) in 162 natural gas producing wells, which provide our marketing and production operations a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells provided approximately 23.3% of the volume requirements for EWR’s Montana market for the six months ended December 31, 2008. We acquired our interests in the wells by quitclaim deed conveying interests in certain oil and gas leases for the wells. Because the sellers conveyed their interests by quitclaim, we received no warranty or representation from them that they owned their interests free and clear from adverse claims by third parties or other title defects. We have no title insurance, guaranty or warranty for our interests in the wells. Further, the wells may be subject to prior, unregistered agreements, or transfers which have not been recorded.
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
Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting, as well as attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. Beginning with the Form 10-K for the fiscal year ended June 30, 2008, we began complying with Section 404 and finished a report by our management on our internal control over financial reporting. Our auditors are not yet required to opine on our internal controls.
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
In preparing our financial statements in accordance with generally accepted accounting principles, our management often must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex, and actual results could differ from those estimates. We consider the regulatory accounting policy to be our most critical because of the uncertainties, judgments, and complexities of the underlying accounting standards and operations involved. Regulatory accounting allows for the actions of regulators to be reflected in the financial statements. Their actions may cause us to capitalize costs that would otherwise be included as an expense in the current period by unregulated companies. If future recovery of costs ceases to be probable, the assets will be written off as a charge in current period earnings.

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
We have a net deferred tax asset of $11.5 million and we cannot guarantee that we will be able to generate sufficient future taxable income to realize a significant portion of this net deferred tax asset, which could lead to a writedown (or even a loss) of the net deferred tax asset and adversely affect our operating results and financial position.
We have a net deferred tax asset of $11.5 million. The net deferred tax asset is the result of our recent acquisitions of Frontier Natural Gas and Bangor Gas Company. We may continue to depreciate approximately $82.0 million of their capital assets using the useful lives and rates employed by those companies, resulting in a potential future federal and state income tax benefit of approximately $19.0 million over a 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first 5 years following the acquisitions.
Following FAS 109, our balance sheet at December 31, 2008 reflects a gross deferred tax asset of approximately $19.0 million, offset by a valuation allowance of approximately $7.5 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.5 million. The excess of the net deferred tax assets received in the transactions over their respective purchase prices has been reflected as an extraordinary gain of approximately $6.8 million on our income statement for the year ended June 30, 2008 in accordance with the provisions of FAS 141.
We cannot guarantee that we will be able to generate sufficient future taxable income to realize the $11.5 million net deferred tax asset over the next 24 years. Management will reevaluate the valuation allowance each year on completion of updated estimates of taxable income for future periods, and will further reduce the deferred tax asset by the new valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the recognized deferred tax assets. If the estimates indicate that we are unable to use all or a portion of the net deferred tax asset balance, we will record and charge a greater valuation allowance to income tax expense. Failure to achieve projected levels of profitability could lead to a write down in the deferred tax asset if the recovery period becomes uncertain or longer than expected and could also lead to the expiration of the deferred tax asset between now and 2032, either of which would adversely affect our operating results and financial position.

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
We own a 60% gross working interest (51% net revenue interest) in 160 natural gas production wells and three gathering pipelines in north central Montana. The natural gas wells are operated by a third party and we are invoiced each month for our share of the operating and capital expenses incurred. We acquired our interests in the wells by quitclaim deeds conveying interests in certain oil and gas leases for the wells from sellers who were in financial distress. We chose to purchase their interests despite the uncertain nature of the conveyance because we were able to negotiate purchase prices that, we believe, were fair and reasonable under, and accounted for, that circumstance. It is possible that our interests will be challenged in the future, but no such challenge has been made since acquiring the interests in 2002 and 2003 and we have no notice that such a challenge is forthcoming.
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
Item 4. Submission of Matters to a Vote of Security Holders.
We held our 2008 Annual Meeting of Shareholders on December 11, 2008. The following nominees were elected to the Company’s Board of Directors to serve until our next annual meeting of shareholders.

Name	For	Withheld
Ian J. Abrams	3,765,956	193,989
W.E. ‘Gene’ Argo	3,775,190	184,755
Steven A. Calabrese	3,762,516	197,429
Mark D. Grossi	3,752,906	207,039
Richard M. Osborne	3,581,555	378,390
James R. Smail	3,763,929	196,016
Thomas J. Smith	3,764,056	195,889
James E. Sprague	3,738,966	220,979
Michael T. Victor	3,756,872	203,073

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
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

Six Months Ended December 31, 2008	High	Low

First Quarter	$10.70	$7.27
Second Quarter	$8.48	$5.92

Fiscal Year 2008	High	Low

First Quarter	$9.49	$8.14
Second Quarter	$9.80	$8.19
Third Quarter	$9.68	$7.59
Fourth Quarter	$11.21	$7.40

Fiscal Year 2007	High	Low

First Quarter	$7.96	$6.01
Second Quarter	$8.00	$7.19
Third Quarter	$10.00	$7.40
Fourth Quarter	$10.81	$9.01
Holders of Record
As of February 28, 2009, there were approximately 194 record owners of our common stock. We estimate that an additional 2180 shareholders own stock in their accounts at brokerage firms and other financial institutions.
Dividend Policy
Our credit agreement with Bank of America, N.A. (Bank of America) (fka LaSalle Bank, N.A.) restricts our ability to pay dividends during any period to a certain percentage of our cumulative earnings over that period. Our 2010 promissory note also contains restrictions respecting the payment of dividends. Quarterly dividend payments, adjusted for the stock split, per common share were:

February 13, 2007	$0.093
May 3, 2007	$0.100
September 25, 2007	$0.106
November 19, 2007	$.107

On October 22, 2007, we amended our credit facility with Bank of America to begin paying monthly, rather than quarterly, cash dividends on our common shares. We began to pay a monthly dividend on December 28, 2007. Monthly dividend payments per common share (adjusted for the stock split) were:

December 28, 2007	$0.036
January 28, 2008	$0.036
February 28, 2008	$0.036
March 28, 2008	$0.036
April 30, 2008	$0.036
May 30, 2008	$0.036
June 30, 2008	$0.040
July 31, 2008	$0.040
August 29, 2008	$0.040
September 30, 2008	$0.040
October 30, 2008	$0.040
December 1, 2008	$0.040
December 30, 2008	$0.040
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
Recent Sales of Unregistered Securities
Not applicable.

Purchases of Equity Securities by Our Company and Affiliated Purchasers

			Total number of	Maximum number of
			shares purchased as	shares that may yet be
	Total Shares	Average price	part of publicly	purchased under the
Period	Purchased	paid per share	announced plans	stock repurchase plan

May 30, 2007 – June 30, 2007	219,522	$10.00	219,522
July 1, 2007 – June 30, 2008	16,780	$9.50	16,780
July 1, 2008 – December 31, 2008	53,416	$7.60	53,416

	289,718		289,718	158,782

All shares adjusted for 3-for-2 stock split effectuated February 1, 2008.
On February 13, 2007, our Board of Directors approved a stock repurchase plan whereby we intend to buy back up to 448,500 shares of our common stock. We began this stock buyback on May 30, 2007. The stock repurchases included 217,500 shares from Mr. Mark Grossi, one of our directors. During the six months ended December 31, 2008, we repurchased an additional 53,416 shares of common stock.
Performance Graph
The graph below matches our cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Utilities index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

Item 6. Selected Financial Data.
The selected financial data presented below are derived from our historical consolidated financial statements, which were audited by our independent registered public accounting firms in each of those periods. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K/T. Amounts are in thousands, except per share and number of share amounts. Certain prior period revenues and expenses have been reclassified as income from discontinued operations.

	Six months ended December 31,
	2008	2007
	(in thousands, except per share)
Operating results
Operating revenue	$38,757	$28,313
Operating expenses
Gas and electric purchases	27,230	19,895
General and administrative	5,717	4,602
Maintenance	320	326
Depreciation and amortization	1,023	889
Taxes other than income	1,285	864

Total operating expenses	35,575	26,576

Operating income (loss)	3,182	1,737

Other income (expense)	(420)	191

Total interest charges	677	530

Income (loss) before taxes	2,085	1,398
Income tax expense (benefit)	926	274
Discontinued operations (net of tax)	—	—

Net Income (Loss) before extraordinary item	1,159	1,124

Extraordinary Gain	—	6,819

Net Income	$1,159	$7,943

Basic earnings (loss) per common share	$0.27	$1.85
Diluted earnings (loss) per common share	$0.27	$1.85
Dividends per common share	$0.28	$0.25
Weighted average common shares Outstanding — diluted	4,331,726	4,304,559
At year end:
Current assets	$31,484
Total assets	$75,818

Current liabilities	$30,114

Total long-term debt	$13,000
Total stockholders’ equity	$30,082

Total capitalization	$43,082

	Fiscal year ended June 30,
	(in thousands, except per share)
	2008	2007	2006	2005	2004

Operating results
Operating revenue	$76,833	$59,373	$74,696	$67,889	$58,664
Operating expenses Gas and electric purchases	56,170	43,806	60,398	53,510	46,981
General and administrative	10,662	6,198	6,389	7,309	8,020
Maintenance	650	567	505	521	399
Depreciation and amortization	1,865	1,692	1,672	1,790	1,812
Taxes other than income (1)	2,080	1,697	1,453	1,479	1,058

Total operating expenses	71,427	53,960	70,417	64,609	58,270

Operating income (loss)	5,406	5,413	4,279	3,280	394

Other income-net	316	241	391	235	204

Total interest charges (2)	1,077	2,124	1,649	2,113	1,933

Income (loss) before taxes	4,645	3,530	3,021	1,402	(1,335)
Income tax expense (benefit)	1,333	1,273	1,109	475	(412)
Discontinued operations (net of tax)	—	3,955	405	454	367

Net Income (Loss) before extraordinary item	3,312	6,212	2,317	1,381	(556)

Extraordinary Gain	6,819

Net Income	$10,131	$6,212	$2,317	$1,381	$(556)

Basic earnings (loss) per common share	$2.35	$1.40	$0.53	$0.35	$(0.14)
Diluted earnings (loss) per common share	$2.35	$1.39	$0.52	$0.35	$(0.14)
Dividends per common share (3)	$0.47	$0.34	$0.11	$—	$—
Weighted average common shares Outstanding — diluted	4,316,244	4,484,073	4,422,069	3,946,019	3,894,681
At year end:
Current assets	$16,340	$18,830	$23,669	$15,423	$16,739
Total assets	$58,377	$51,582	$56,629	$57,986	$60,219

Current liabilities	$11,962	$8,756	$10,796	$11,525	$16,725

Total long-term debt	$13,000	$13,000	$17,605	$18,677	$21,697
Total stockholders’ equity	$30,649	$22,296	$19,165	$17,187	$13,401

Total capitalization	$43,649	$35,296	$36,770	$35,864	$35,098

(1)	Taxes other than income include approximately $290,000 increases in property tax in fiscal 2004, 2005 and another $250,000 in 2007 for additional personal property taxes assessed by the Montana Department of Revenue. The 2008 increase results from personal property taxes on our acquired companies in Maine and North Carolina.

(2)	Total interest charges reflect the costs associated with the addition of $6,000,000 of long-term debt and a $2,000,000 bridge loan incurred in March 2004. In May 2005, we paid off the $2,000,000 bridge loan and during fiscal 2006 we reduced the line of credit significantly, thus reducing interest in fiscal 2006. In fiscal 2007, we refinanced our long-term debt, resulting in the $991,000 expensing of debt issue costs related to the refinanced debt.

(3)	There were no cash dividends paid between April 2003 and September 2005.

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
We have five reporting segments: natural gas operations, marketing and production operations, pipeline operations, discontinued operations and corporate and other. Information regarding our Arizona propane operations is reported under discontinued operations. Our corporate and other reporting segment was recently established to report various income and expense items associated with corporate acquisitions and other equity transactions, including a deferred tax asset we received in connection with the acquisitions of our North Carolina and Maine distribution operations.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. We analyze our estimates, including those related to regulatory assets and liabilities, income taxes and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. See a complete list of significant accounting policies in Note 1 of the notes to the consolidated financial statements included herein.
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
The application of SFAS No. 71 results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. In some cases, we record regulatory assets before we have received approval for recovery from the state regulatory agencies. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base this conclusion on certain factors, including changes in the regulatory environment, recent rate orders issued by regulatory agencies, and the status of any potential new legislation. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or for probable future refunds to customers. At December 31, 2008, our total regulatory assets were $4.2 million and our total regulatory liabilities were $1.1 million. A write-off of the regulatory assets and liabilities could have a material impact on our consolidated financial statements.

Our natural gas segment contains regulated utility businesses in the states of Montana, Wyoming, Maine and North Carolina and the regulation varies from state to state. If future recovery of costs, in any such jurisdiction, ceases to be probable, we would be required to charge these assets to current earnings. However, there are no current or expected proposals or changes in the regulatory environment that impact the probability of future recovery of these assets. In addition, deregulation would be a change that occurs over time, due to legal processes and procedures, which could moderate the impact to our consolidated financial statements.
Our most significant regulatory asset/liability relates to the recoverable/refundable costs of gas purchases. We account for purchased gas costs in accordance with procedures authorized by the state regulatory agencies, under which purchased gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
Our gas cost recoveries are monitored closely by the regulatory commissions in all of the states in which we operate. The gas cost recoveries are adjusted monthly in three of the four states in which we operate, and annually in the fourth. In addition, all of the states in which we operate require us to submit gas procurement plans, which we follow closely. These plans are reviewed annually by each of the regulatory commissions. The adjustment of gas cost recoveries and the gas procurement plans reduce the risk of disallowance of recoverable gas costs. The regulatory commissions have not disallowed any of our recoverable gas costs or other costs included in our regulatory assets in the last three years. Therefore, we believe it is highly probable that we will recover the regulatory assets that have been recorded.
We use our best judgment when recording regulatory assets and liabilities. Regulatory commissions, however, can reach different conclusions about the recovery of costs and those conclusions could have a material impact on our consolidated financial statements.
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
Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed. Likewise, the associated gas costs are recorded as cost of revenue and a payable and the prior month’s estimate is reversed. Actual price and usage patterns may vary from these assumptions and may impact revenues recognized and costs recorded. The critical component of calculating unbilled revenues is estimating the usage on a calendar month basis. Our estimated volumes used in the unbilled revenue calculation have varied from our actual monthly metered volumes by less than plus or minus 10% on December 31, 2008 and on June 30 of each of the last three fiscal years. A variance of 10% on our gross margin at December 31, 2008 would have been $65,000.

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and bank borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The allowance for doubtful accounts receivable is assessed quarterly based on sales and the breakout of aged receivables. In June, when the revenue cycle is low, specific customer accounts are chosen for write off. After this adjustment is made, the adequacy of the allowance is considered once again, based on the aging of total accounts receivable and is adjusted if needed. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2008 and at June 30, 2008 and 2007, and were determined based upon variable interest rates currently available to us for borrowings with similar terms.
Recoverable/Refundable Costs of Gas and Propane Purchases
We account for purchased gas costs in accordance with procedures authorized by the state regulatory agencies, under which purchased gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.
Deferred Tax Asset and Income Tax Accruals
Judgment, uncertainty, and estimates are a significant aspect of the income tax accrual process that accounts for the effects of current and deferred income taxes. Uncertainty associated with the application of tax statutes and regulations and the outcomes of tax audits and appeals require that judgment and estimates be made in the accrual process and in the calculation of effective tax rates.
Effective tax rates (ETR) are also highly impacted by assumptions. ETR calculations are revised every quarter based on best available year-end tax assumptions (income levels, deductions, credits, etc.) by legal entity; adjusted in the following year after returns are filed, with the tax accrual estimates being trued-up to the actual amounts claimed on the tax returns; and further adjusted after examinations by taxing authorities have been completed.
In accordance with the interim reporting rules under Accounting Principles Board 28, a tax expense or benefit is recorded every quarter to adjust our tax expense to the estimated annual effective rate.
We have a net deferred tax asset of $11.5 million. The net deferred tax asset is the result of our recent acquisitions of Frontier Natural Gas and Bangor Gas Company. We may continue to depreciate approximately $82.0 million of their capital assets using the useful lives and rates employed by those companies, resulting in a potential future federal and state income tax benefit of approximately $19.0 million over the 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first five years following the acquisitions.
Following SFAS No. 109, our balance sheet at December 31, 2007 reflects a gross deferred tax asset of approximately $19.0 million, offset by a valuation allowance of approximately $7.5 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.5 million. The excess of the net deferred tax assets received in the transactions over their respective purchase prices has been reflected as an extraordinary gain of approximately $6.8 million on our income statement for the twelve months ended June 30, 2008 in accordance with the provisions of SFAS No. 141.
We cannot guarantee that we will be able to generate sufficient future taxable income to realize the $11.5 million net deferred tax asset over the next 24 years. Management will reevaluate the valuation allowance each year on completion of updated estimates of taxable income for future periods, and will further reduce the deferred tax asset by the new valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. If the estimates indicate that we are unable to use all or a portion of the net deferred tax asset balance, we will record and charge a greater valuation allowance to income tax expense. Our calculation of the valuation allowance is based on projections of our taxable income in future years. Because of the Internal Revenue Code limitation discussed above, we estimate that less than 10% of the tax benefit will be available to us during the next five years. The valuation allowance is based on the assumption that no tax benefit will be realized after year ten, which means that the majority of the benefit will be realized in years six through ten. Failure to achieve projected levels of profitability could lead to a write-down in the deferred tax asset if the recovery period becomes uncertain or longer than expected and could also lead to the expiration of the deferred tax asset between now and 2032, either of which would adversely affect our operating results and financial position.

Results of Consolidated Operations
The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report.
Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
Net Income — Our net income for the six months ended December 31, 2008 was approximately $1.2 million compared to net income of $7.9 million for the six months ended December 31, 2007, a decrease of $6.7 million, or 85%. This decrease was primarily due to the recognition of an extraordinary gain of $6.8 million in the six months ended December 31, 2007. This gain resulted from the recognition of a deferred tax asset of $11.5 million from the purchase of assets in Maine and North Carolina. (See Note 3 to our Consolidated Financial Statements for further discussion of the deferred tax asset and the extraordinary gain).
Net income from continuing operations for the six months ended December 31, 2008 was approximately $1.2 million compared to net income of $1.1 million for the six months ended December 31, 2007, an increase of approximately $100,000 or 9%. The principal changes that contributed to this improvement in net income from continuing operations are explained below.
Revenues — Our revenues for the six months ended December 31, 2008 were approximately $38.7 million compared to $28.3 million in the six months ended December 31, 2007, an increase of $10.4 million or 36%. The increase was primarily attributable to: (1) a natural gas revenue increase of $7.7 million, of which $4.2 million was due to a full six months of revenue from the recently acquired gas operations in Maine and North Carolina, with the remaining $3.5 million being caused by higher natural gas commodity prices passed through in rates in our existing natural gas operations and (2) an increase in our marketing and production operation’s revenue of $2.7 million, due primarily to higher natural gas commodity prices.
Gross Margin — Gross margin was approximately $11.5 million in the six months ended December 31, 2008 compared to $8.4 million in the six months ended December 31, 2007, an increase of $3.1 million or 37%. Our natural gas operation’s margins increased $2.3 million, of which $2.1 million was due to a full six months of margin contributed by the recently acquired gas operations in Maine and North Carolina. Gross margin from our marketing and production operations increased $836,000, due to a $333,000 increase in margin from gas production, a $624,000 increase in margin from gas marketing, offset by a $121,000 decrease in mark to market revenue.
Expenses Other Than Cost of Sales — Expenses other than cost of sales increased by approximately $1.7 million in the six months ended December 31, 2008 from the six months ended December 31, 2007. On-going expenses related to the full six months of operations in Maine and North Carolina account for $1.5 million of this increase. The remaining $200,000 is due primarily to increases in property taxes and increases in distribution, general and administrative expenses..
Other Income (Loss) — Other income (loss) was a loss of $420,000 for the six months ended December 31, 2008 compared to income of $190,000 for the six months ended December 31, 2007, a decrease of $610,000. Other income in our natural gas operations decreased $30,000, due to lower income from services to customers in our Great Falls, Montana service area of $47,000 offset by an increase of $17,000 from the full six months of operations in Maine and North Carolina. In the six months ended December 31, 2008, other income (loss) also included $41,000 of dividends from marketable securities and acquisition expenses of $585,000 written off as part of the transition to SFAS 141 Revised.

Interest Expense — Interest expense increased by $147,000 to $677,000 in the six months ended December 31, 2008 from approximately $530,000 in the six months ended December 31, 2007. This increase is due to increased borrowings on our line of credit , caused by the higher costs of gas placed in storage and increased capital expenditures related to the operations in North Carolina and Maine.
Income Tax Expense — Income tax expense from continuing operations increased by $589,000 to $926,000 for the six months ended December 31, 2008 from $274,000 in the six months ended December 31, 2007, due to increased pre-tax income from continuing operations.
Extraordinary Gain
The extraordinary gain of $6.8 million reported in the six months ended December 31, 2007 is related to the acquisitions of Frontier Utilities and Penobscot Natural Gas. We recognized a deferred tax asset, net of valuation allowance, from these acquisitions. The difference between the deferred tax asset, net of a valuation reserve, and our total purchase consideration resulted in the non-taxable extraordinary gain (See Note 3 to our Consolidated Financial Statements).
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
There was no income or loss from discontinued operations for the six months ended December 31, 2008 or the six months ended December 31, 2007.
Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007
Net Income — Our net income for fiscal 2008 was approximately $10.1 million compared to net income of $6.2 million for fiscal 2007, an increase of $3.9 million or 63%. This improvement was primarily due to the recognition of an extraordinary gain of $6.8 million in the second quarter of fiscal 2008. This gain resulted from the recognition of a deferred tax asset of $11.5 million from the purchase of assets in Maine and North Carolina. We expect to realize tax benefits in future years, and therefore recorded a deferred tax asset, (net of valuation reserve) and a corresponding gain, reduced by the total consideration paid for the companies. (See Note 3 to our Consolidated Financial Statements for further discussion of the deferred tax asset.) Coupled with the extraordinary gain were increases due to net income from the recently acquired gas operations in North Carolina of $831,000, from existing natural gas operations of $476,000 and from our gas marketing and production operation of $246,000. These improvements were partially offset by a net loss from the recently acquired gas operations in Maine of $166,000. In addition, net income of $6.2 million in 2007 included $4.0 million of income from discontinued operations.
The principal changes that contributed to the improvement in net income in fiscal 2008 from fiscal 2007 are explained below.
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

Expenses Other Than Cost of Sales — Expenses other than cost of sales increased by approximately $5.1 million in fiscal 2008 from fiscal 2007. On-going expenses related to operations in Maine and North Carolina account for $3.7 million of this increase. The remaining $1.3 million is due to increases in our distribution, general and administrative costs, including expenses related to the realignment of our management team and other outside legal and consultant fees.
Other Income — Other income was approximately $316,000 in fiscal 2008 compared to $242,000 in fiscal 2007, an increase of $74,000. Other income in our natural gas operations increased $16,000, primarily due to increased income generated in fiscal 2008 for services to customers compared to what had been provided in prior years. Other income in our marketing and production operations remained consistent with last year. Pipeline operations other income decreased $11,000. In fiscal 2008, other income also included $9,000 of dividends from marketable securities and $61,000 of gains from the sale of marketable securities.
Interest Expense — Interest expense decreased by $1.0 million to $1.1 million in fiscal 2008 from approximately $2.1 million in fiscal 2007. This decrease is primarily due to the write-off in fiscal 2007 of debt issue costs associated with the refinancing of long term debt, combined with a decrease in both short-term and long-term borrowings in fiscal 2008.
Income Tax Expense — Income tax expense from continuing operations increased by $60,000 to $1.33 million in fiscal 2008 from $1.27 million in fiscal 2007 due to increased pre-tax income from continuing operations.
Extraordinary Gain
The extraordinary gain of $6.8 million reported in fiscal 2008 is related to the acquisitions of Frontier Utilities and Penobscot Natural Gas. We recognized a deferred tax asset, net of valuation allowance, from these acquisitions. The difference between the deferred tax asset, net of a valuation reserve, and our total purchase consideration resulted in the non-taxable extraordinary gain (See Note 3 to our Condensed Consolidated Financial Statements).
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
Income from discontinued operations before income tax — There was no gain or loss from propane operations in fiscal year 2008 due to the timing of the sale of propane assets. In fiscal 2007, there was income before income taxes of approximately $975,000 from propane operations.
Gain from Disposal of Operations — There was no gain from disposal of operations in fiscal 2008 due to the timing of the sale of the propane assets. On April 1, 2007 we sold our Arizona propane assets for $15.0 million plus working capital, resulting in a pre-tax gain of approximately $5.5 million during fiscal 2007.
Income Tax Expense from discontinued operations— Income tax expense decreased by approximately $2.5 million in fiscal 2008 from fiscal 2007, due to the timing of the sale of propane assets.
Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
Net Income — Our net income for fiscal 2007 was approximately $6.2 million compared to net income of $2.3 million for fiscal 2006, an improvement of $3.9 million. The improvement was the result of an increase in margin from continuing operations of $1.3 million, and an increase in income from discontinued operations of $3.5 million. These increases were offset in part by a decrease in other income of $149,000, and increases in operating expenses, interest expense and income taxes of $135,000, $475,000, and $164,000, respectively. The principal changes that contributed to the improvement in net income in fiscal 2007 from fiscal 2006 are explained below.

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
Expenses Other Than Costs of Sales — Expenses other than costs of sales increased by $135,000 in fiscal 2007 from fiscal 2006 due to an increase in property tax expense of $244,000, an increase in maintenance expense of $62,000, and an increase in depreciation expense of $21,000. These increases were partly offset by a $192,000 decrease in distribution, general and administrative expenses. This decrease was related to cost savings measures in payroll and other associated costs, including a $139,000 reduction due to the curtailment of additional contributions to the Retiree Health Plan.
Other Income — Other income decreased by $149,000 to $241,000 in fiscal 2007 from $391,000 in fiscal 2006. Other income in our natural gas operations decreased $129,000, primarily due to decreased income generated in fiscal 2007 for services to customers compared to what had been provided in prior years. Our marketing and production operations had other income of $1,000 in fiscal 2007 compared to $32,000 in fiscal 2006 primarily generated from payments related to the final settlement of a contract dispute. Our pipeline operations’ other income increased $11,000.
Interest Expense — In fiscal 2007, we refinanced our long term debt, resulting in the expensing of $991,000 of unamortized debt issue costs. This was $742,000 more than the amount amortized in fiscal 2006. This increase in interest due to amortization of debt issue costs was offset by decreased short-term interest expense due to lower short-term borrowings, and resulted in a net increase in interest expense of $475,000, or 29%, to $2.1 million in fiscal 2007 from $1.6 million in fiscal 2006.
Income Tax Expense — Income tax expense from continuing operations increased by $164,000 to $1.3 million in fiscal 2007 from $1.1 million in fiscal 2006 due to increased pre-tax income from continuing operations.
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
Income from Discontinued Operations Before Income Tax — Income from operations increased $304,000, to $975,000 in fiscal 2007 from $671,000 in fiscal 2006 primarily due to the timing of the sale of the Arizona assets. Fiscal 2007 included only nine months of revenue and associated expenses, while fiscal 2006 included a full year of revenues and associated expense. Since the utility business is weather sensitive and cyclical, we typically experience losses in the fourth quarter of our fiscal year. If we had not disposed of the Arizona assets, it is likely that net income before income taxes would have been comparable to prior years.
Gain from Disposal of Operations — On April 1, 2007 we sold our Arizona propane assets for $15.0 million plus working capital, resulting in a pre-tax gain of approximately $5.5 million.
Income Tax (Expense) — Income tax expense increased by $2.2 million to $2.5 million in fiscal 2007 from $266,000 in fiscal 2006 due to higher pre-tax income, including the gain on sale of assets.

Operating Results of our Natural Gas Operations
For comparative purposes, the following table separates results of operations for our new acquisitions in Maine and North Carolina from the other natural gas operations, for fiscal 2008. Our ownership of Frontier Utilities of North Carolina began October 1, 2007. Our ownership of Penobscot Natural Gas in Bangor, Maine began December 1, 2007. The results of these two operations are combined in the New Acquisitions column below. The Total Less New Acquisitions is comparable to fiscal 2007 results.
For comparision of the six months ended December 31, 2008 and 2007, the results of Frontier Utilities and Penobscot Natural Gas are not presented separately in the table, but are discussed in the narrative below.

	(in thousands)		(in thousands)
	Six Months Ended December 31,		Years Ended June 30,
	2008	2007	2008			2007	2006
					Total Less
				New	New
			Total	Acquisitions	Acquisitions
Natural Gas Operations
Operating revenues	$28,840	$21,118	$59,339	$9,960	$49,379	$46,439	$55,453
Gas Purchased	19,460	13,972	41,337	5,159	36,178	33,542	43,161

Gross Margin	9,380	7,146	18,002	4,801	13,201	12,897	12,292
Operating expenses	7,879	6,247	13,954	3,681	10,273	9,307	9,160

Operating income	1,501	899	4,048	1,120	2,928	3,590	3,132
Other (income)	(160)	(190)	(245)	7	(252)	(229)	(358)

Income before interest and taxes	1,661	1,089	4,293	1,113	3,180	3,819	3,490
Interest expense	584	462	933	30	903	1,897	1,425

Income before income taxes	1,077	627	3,360	1,083	2,277	1,922	2,065
Income tax (expense)	(519)	(120)	(1,091)	(417)	(674)	(653)	(741)

Net income	$558	$507	$2,269	$666	$1,603	$1,269	$1,324

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
Natural Gas Revenues and Gross Margins — Operating revenues for the six months ended December 31, 2008 increased to approximately $28.8 million from approximately $21.1 million in the six months ended December 31, 2007. $4.2 million of this $7.7 million increase was due to a full six months of revenue from Frontier and Penobscot for the six months ended December 31, 2008. The remaining $3.5 million increase is caused by higher gas commodity costs in our existing gas operations passed through as increased rates.
Gas purchases in natural gas operations increased to approximately $19.5 million in the six months ended December 31, 2008 from approximately $14.0 million in the six months ended December 31, 2007. $2.1 million of this $5.5 million increase is the result of the full six months of gas purchases from Frontier and Penobscot in the period ending December 31, 2008. The remaining $3.4 million results from higher gas commodity prices in our existing natural gas operations.
Gross margin increased to approximately $9.4 million in the six months ended December 31, 2008 from approximately $7.1 million for the six months ended December 31, 2007. $2.1 million of this $2.3 million increase is the result of the full six months of operations from Frontier and Penobscot in the period ending December 31, 2008.The remaining $200,000 increase is due to increased sales volumes in our existing natural gas operations, primarily in December 2008.

Natural Gas Operating Expenses — Operating expenses increased to approximately $7.9 million in the six months ended December 31, 2008 from $6.2 million in the six months ended December 31, 2007. $1.5 million of this $1.7 million increase is the result of the full six months of operations from Frontier and Penobscot in the period ending December 31, 2008. The remaining $200,000 increase is due primarily to increases in distribution, general and administrative expenses and property taxes.
Natural Gas Other Income — Other income decreased to approximately $160,000 in the six months ended December 31, 2008 from $190,000 in the six months ended December 31, 2007. Other income from Frontier and Penobscot increased by $17,000, offset by a $47,000 decrease caused by lower service sales in our Great Falls, Montana operation.
Natural Gas Interest Expense — Interest expense increased to approximately $584,000 in the six months ended December 31, 2008 from $462,000 in the six months ended December 31, 2007. This $122,000 increase is due to increased borrowings on our line of credit , caused by the higher costs of gas placed in storage and increased capital expenditures related to Frontier and Penobscot.
Natural Gas Income Tax Benefit (Expense) — Income tax expenses increased to approximately $519,000 in the six months ended December 31, 2008 from $120,000 in the six months ended December 31, 2007. $198,000 of this $399,000 increase is due to higher taxable income from the full six months of operations from Frontier and Penobscot in the period ended December 31, 2008. The remainder is due to an adjustment to tax expense in the six months ended December 31, 2007 for prior year actual tax expense from amounts that had been estimated and accrued.
Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007
Natural Gas Revenues and Gross Margins —Operating revenues without new acquisitions in fiscal 2008 increased to approximately $49.4 million from $46.4 million in fiscal 2007. This $3.0 million increase is caused by higher gas commodity costs passed through as increased rates.
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
Natural Gas Operating Expenses —Operating expenses (without new acquisitions) increased to approximately $10.3 million in fiscal 2008 from $9.3 million in fiscal 2007. This $1.0 million increase is due primarily to increases in distribution, general and administrative expenses, including expenses associated with the realignment of our management team, and increases in outside legal and consulting fees.
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
Natural Gas Income Tax Benefit (Expense) — Income tax expenses (without new acquisitions) increased to approximately $674,000 in fiscal 2008 from $653,000 in fiscal 2007, due to an adjustment to tax expense for prior year actual tax expense from amounts that had been estimated and accrued, offset by higher taxable income.

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
Natural Gas Revenues and Gross Margins —Operating revenues in fiscal 2007 decreased to approximately $46.4 million from $55.5 million in fiscal 2006. This $9.1 million decrease was due to lower gas commodity costs and decreased rates, even with higher volumes in the Montana market.
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
Natural Gas Operating Expenses —Operating expenses increased to approximately $9.3 million in fiscal 2007 from $9.2 million for fiscal 2006. The $147,000 increase is attributed to $154,000 lower general and administrative charges, including the effects of the curtailment of additional contributions to the Retiree Health Plan, offset by increased depreciation and maintenance expense of $59,000 and $20,000 respectively, and a $222,000 increase in property tax expense.
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
Natural Gas Income Tax Benefit (Expense) — Income tax expenses decreased $88,000 to $653,000 in fiscal 2007 from $741,000 in fiscal 2006, due to lower income before taxes.
Operating Results of our Marketing and Production Operations (EWR)

	(in thousands)		(in thousands)
	Six Months Ended December 31		Years Ended June 30
	2008	2007	2008	2007	2006

Energy West Resources
Operating revenues	$9,692	$7,008	$17,124	$12,545	$18,832
Gas Purchased	7,770	5,923	14,833	10,264	17,238

Gross Margin	1,922	1,085	2,291	2,281	1,594
Operating expenses	369	321	631	559	711

Operating income	1,553	764	1,660	1,722	883
Other (income)	37	0	(1)	(2)	(33)

Income before interest and taxes	1,516	764	1,661	1,724	916

Interest expense	83	59	125	185	182

Income before income taxes	1,433	704	1,536	1,539	734
Income tax (expense)	(551)	(135)	(344)	(593)	(284)

Net income	$882	$570	$1,192	$946	$450

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
With the sale of our Arizona propane assets, we have reclassified our former propane operation, Missouri River Propane, into our marketing and production operations. This is a small unregulated propane supply operation that provides propane to our affiliated regulated company accounted for in our natural gas operations. Results from this operation include a net loss for the six months ended December 31, 2008 and 2007 of $1,000 and $16, respectively.
Marketing and Production Revenues and Gross Margins — Revenues in EWR increased $2.7 million to $9.7 million for the six months ended December 31, 2008 from approximately $7.0 million for the six months ended December 31, 2007. Retail gas and propane revenues increased by approximately $2.2 million, due primarily to higher natural gas commodity prices in July, August and September of 2008. Production revenue increased by $549,000 due to an increase in the average price received for volumes produced.
Our marketing and production operations’ gross margin of $1.92 million for the six months ended December 31, 2008 represents an increase of $836,000 from gross margin of $1.08 million earned in the six months ended December 31, 2007. Gross margin from gas production increased by $333,000 due to higher prices received for volumes produced. The margin from gas marketing increased by $624,000 due to relative lower costs of natural gas purchased to supply our sales contracts. These increases are offset by a $121,000 decrease in mark to market revenue.
Marketing and Production Operating Expenses — Operating expenses increased approximately $48,000 to $369,000 for the six months ended December 31, 2008 from $321,000 for the six months ended December 31, 2007. This change is caused primarily by increases in salaries, professional services, and depletion expense.
Marketing and Production Interest Expense — Interest expense increased by $23,000 to $83,000 in the six months ended December 31, 2008 from $60,000 in the six months ended December 31, 2007, due primarily to an increase in short term interest due to higher gas costs for gas placed in storage.
Marketing and Production Income Tax Expense — Income tax expense increased to $551,000 in the six months ended December 31, 2008 from $135,000 in the six months ended December 31, 2007, due to higher taxable income.
Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007
With the sale of our Arizona propane assets, we have reclassified our former propane operation, Missouri River Propane, into our marketing and production operations. This is a small unregulated propane supply operation that provides propane to our affiliated regulated company accounted for in our natural gas operations. Results from this operation include net income for fiscal 2008 of $8,000 and a net loss for fiscal 2007 of $15,000.
Marketing and Production Revenues and Gross Margins — Revenues in EWR increased $4.6 million to $17.1 million in fiscal 2008 from approximately $12.5 million in fiscal 2007. Retail gas and propane revenues increased by approximately $4.5 million, due primarily to higher sales volumes in our Wyoming market. Production revenue increased by $261,000 due to an increase in the average index price received for volumes produced. These increases are offset by a decrease in electricity sales of $180,000 due to the expiration of our last remaining electricity customer contract in June 2007.
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

Marketing and Production Operating Expenses — Operating expenses increased approximately $72,000 to $631,000 for fiscal 2008 from $559,000 for fiscal 2007. This change is caused primarily by increases in legal fees, salaries and depletion expense.
Marketing and Production Other Income — Other income decreased by $1,000 to $1,000 in fiscal 2008 from $2,000 in fiscal 2007.
Marketing and Production Interest Expense — Interest expense decreased by $60,000 to $125,000 in fiscal 2008 from $185,000 in fiscal 2007 due primarily to a decrease in amortization of debt issue costs due to the refinancing of our long-term debt.
Marketing and Production Income Tax Expense — Income tax expense decreased to $344,000 in fiscal 2008 from $593,000 in fiscal 2007 due to an adjustment in tax expense for prior year actual tax expense from amounts that had been estimated and accrued, offset by higher taxable income.
Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
With the sale of our Arizona propane assets, we have reclassified our former propane operation, Missouri River Propane, into our marketing and production operations. This is a small unregulated propane supply operation that provides propane to our affiliated regulated company accounted for in our natural gas operations. Results from this operation include losses for fiscals 2007 and 2006 of $15,000 and $9,000 respectively.
Marketing and Production Revenues and Gross Margins — Revenues decreased $6.3 million to $12.5 million in fiscal 2007 from approximately $18.8 million in fiscal 2006. Retail gas revenues decreased by approximately $6.1 million, with $4.5 million of the decrease due to the loss of two large customers and the remainder due to lower index prices for natural gas in fiscal 2007 as compared to fiscal 2006. Mark-to-market revenues decreased by $156,000 in fiscal 2007 versus fiscal 2006.
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
Marketing and Production Operating Expenses — Operating expenses decreased approximately $152,000 to $559,000 for fiscal 2007 from $711,000 for fiscal 2006. Approximately $115,000 of this savings is due to a wrongful termination settlement expensed in the first quarter of fiscal 2006. The remainder is due to reductions in general administrative expenses.
Marketing and Production Other Income — Other income decreased by $31,000 to $2,000 in fiscal 2007 from $33,000 in fiscal 2006. The income included in 2006 was attained from the settlement of a contract dispute.
Marketing and Production Interest Expense — Interest expense increased $3,000 to $185,000 in fiscal 2007 from $182,000 in fiscal 2006 as a result of amortization of debt issue costs in the current fiscal year, offset by minimal use of our line of credit.
Marketing and Production Income Tax Expense — Income tax expense increased to $593,000 in fiscal 2007 from $284,000 in fiscal 2006 because of higher pre-tax income.

Operating Results of our Pipeline Operations

	Six Months Ended December 31		Years Ended June 30
	(in thousands)		(in thousands)
	2008	2007	2008	2007	2006

Pipeline Operations
Operating revenues	$226	$187	$370	$388	$411
Gas Purchased	—	—	—	—	—

Gross Margin	226	187	370	388	411
Operating expenses	97	113	233	289	149

Operating income	129	74	137	99	262
Other (income)	—	—	—	(11)	—

Income before interest and taxes	129	74	137	110	262

Interest expense	9	9	17	42	41

Income before income taxes	120	65	120	68	221
Income tax (expense)	(46)	(19)	(40)	(26)	(85)

Net income	$74	$46	$80	$42	$136

There have been no material changes in pipeline operations during the six months ended December 31, 2008 compared to the six months ended December 31, 2007, or in fiscal 2008 compared to fiscal 2007, or in fiscal 2007 compared to fiscal 2006, as illustrated in the table above.
Results of our Discontinued Operations

	Year Ended June 30
	2007	2006
	(in thousands)

Discontinued Operations:
Income from discontinued operations before income tax	$976	$671
Gain from disposal of operations	5,479	—
Income tax (expense)	(2,500)	(266)

Income from discontinued operations	$3,955	$405

There was no income or expenses from discontinued operations during the six months ended December 31, 2008 or fiscal 2008.
Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
Formerly reported as propane operations, we have sold our Arizona propane assets as of April 1, 2007. A small portion of our propane operation as previously reported was income and expense associated with MRP. MRP is now being reported in our EWR segment.
Income from discontinued operations before income tax — Income from operations increased $305,000, to $976,000 in fiscal 2007 from $671,000 in fiscal 2006 primarily due to the timing of the sale of assets. Fiscal 2007 included only nine months of revenue and associated expenses while fiscal 2006 included a full year of revenues and associated expense.. Since the utility business is weather sensitive and cyclical, we typically experience losses in the fourth quarter of our fiscal year. If we had not disposed of the Arizona assets, it is likely that net income before income taxes would have been comparable to prior years.

Gain from disposal of operations — The gain of $5,479,000 recognized in fiscal 2007 is from the sale of propane assets on April 1, 2007.
Income Tax (Expense) — Income tax expense increased by $2,234,000 to $2,500,000 in fiscal 2007 from $266,000 in fiscal 2006 due to higher pretax income and the gain on disposal of operations.
Results of our Corporate and Other Operations

	Six months ended December 31,		Year Ended June 30
	2008	2007	2008
	(in thousands)	(in thousands)	(in thousands)

Corporate and Other
Operating revenues	$—	$—	$—
Gas Purchased	—	—	—

Gross Margin	—	—	—
Operating expenses	—	—	441

Operating income	—	—	(441)
Other (income)	544	—	(70)

Income before interest and taxes	(544)	—	(371)

Interest expense	—	—	—

Income before income taxes	(544)	—	(371)
Income tax (expense)	189	—	142

Income before extraordinary item	(355)	—	(229)

Extraordinary gain	—	(6,819)	(6,819)

Net income	$(355)	$6,819	$6,590

During fiscal 2008, corporate and other operations was created to accumulate revenues and expenses that were not allocable to our utilities or other operations. Therefore, it does not have standard revenues, purchase costs or gross margin.
Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
For the six months ended December 31, 2008, corporate and other operations included acquisition expenses of $585,000, written off as part of the transition to SFAS 141 Revised, offset by $41,000 of dividend income.
For the six months ended December 31, 2007, results of corporate and other operations included a $6.8 million extraordinary gain related to the purchases of Frontier Utilities of North Carolina, Inc., and Penobscot Natural Gas, Inc.
Fiscal Year Ended June 30, 2008
Results of corporate and other operations include a $6.8 million extraordinary gain related to the purchases of Frontier Utilities of North Carolina, Inc., and Penobscot Natural Gas, Inc. Also included in corporate and other operations are $65,000 in gains from the sale of marketable securities, $9,000 in dividends from marketable securities, and $441,000 in costs associated with an equity offering that did not occur.

Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.
Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $17.6 million and $6.5 million at December 31, 2008 and 2007, respectively. This change in our cash position is primarily due to increased costs for gas put in storage, increases in our capital expenditures due to expansion in our North Carolina and Maine markets, and the purchase of marketable securities.
We made capital expenditures for continuing operations of $4.7 million and $1.3 million for the six months ended December 31, 2008 and 2007 respectively and $3.9 million, $2.4 million, and $1.9 million during fiscal 2008, 2007, and 2006, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.
We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $13.0 million at December 31, 2008, and 2007.
On April 1, 2007 we sold certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital.
Cash increased to $1,065,000 at December 31, 2008, compared with $796,000 at June 30, 2008. This $269,000 increase in cash for the six months ended December 31, 2008 is compared with the $5.1 million decrease for the six months ended December 31, 2007, and the $6.2 million decrease, $5.4 million increase and $1.5 million increase in cash for the years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively, as shown in the following table:

	Six Months Ended December 31,		Years Ended June 30,
	2008	2007	2008	2007	2006

Cash (used in) provided by operating activities	$(8,102,000)	$(4,105,000)	$5,437,000	$(905,000)	$9,137,000
Cash (used in) provided by investing activities	(7,673,000)	(6,526,000)	(9,798,000)	15,453,000	(2,190,000)
Cash provided by (used in) financing activities	16,044,000	5,526,000	(1,853,000)	(9,178,000)	(5,401,000)

Increase (decrease) in cash	$269,000	$(5,105,000)	$(6,214,000)	$5,370,000	$1,546,000

For the six months ended December 31, 2008, cash used in operating activities increased $4.0 million as compared to the six months ended December 31, 2007. Items affecting the use of cash included a decrease in deferred taxes of $7.2 million, a decrease in accounts payable of $2.1 million and an increase in amounts paid for inventory of $1.8 million.
For the year ended June 30, 2008, cash from operating activities increased $6.3 million as compared to the year ended June 30, 2007, primarily because of a deferred tax gain of $6.8 million from the purchase of gas utilities in North Carolina and Maine, and the sale of the Arizona propane assets, which affected 2007 but not 2008. The proceeds from the sale are recorded as cash flows from the sale of assets in investing activities, described below. Other items affecting the use of cash included an increase in payables of $1.0 million and an increase of accounts receivable of $1.3 million. For the year ended June 30, 2007, cash from operating activities decreased $10.0 million as compared to the year ended June 30, 2006, primarily because of the sale of the Arizona propane assets, with both assets and liabilities held for sale decreasing, as well as deferred taxes. The proceeds from the sale are recorded as cash flows from the sale of assets in investing activities, described below. Other items affecting the use of cash included a decrease in other liabilities of $4.1 million, an increase in other assets of $2.1 million, an increase in recoverable cost of gas of $1.3 million, and an increase in net assets held for sale of $1.5 million.

For the six months ended December 31, 2008, cash used in investing activities increased $1.1 million as compared to the six months ended December 31, 2007, primarily due to an increase in construction expenditures of $3.1 million, the purchase of marketable securities of $2.9 million in the 2008 period, offset by the purchase of the North Carolina and Maine properties of $4.6 million in the 2007 period.
For the year ended June 30, 2008, cash used in investing activities decreased $25.3 million as compared to the year ended June 30, 2007, due primarily to the sale of Arizona assets in 2007 and the purchase of Maine and North Carolina assets in 2008. Additionally, there were increases of $1.5 million in capital expenditures and $1.3 million in the purchase of marketable securities.
For the year ended June 30, 2007, cash provided by investing activities increased $17.6 million as compared to the year ended June 30, 2006, primarily due to the proceeds of $17.9 million from the sale of propane assets and increases in customer advances of $212,000, partially offset by an increase in capital expenditures.
For the six months ended December 31, 2008, cash provided by financing activities increased by $10.5 million as compared to the six months ended December 31, 2007. The net increase in our line of credit of $11.0 million accounts for this increase and is due primarily to much higher prices paid for gas placed in storage. We paid $1.0 million in dividends in the six months ended December 31, 2008 compared to $1.1 million for the six months ended December 31, 2007. The sale of common stock resulted in cash proceeds of $223,000 in the 2007 period, and the repurchase of common stock used $406,000 in the 2008 period compared to $151,000 in the 2007 period.
For the year ended June 30, 2008, cash used in financing activities decreased by $7.3 million as compared to the year ended June 30, 2007. We paid $2.0 million in dividends in fiscal 2008 compared to $1.5 million in fiscal 2007. The sale of common stock resulted in cash proceeds of $334,000, and the repurchase of common stock used $162,000. For the year ended June 30, 2007, cash used in financing activities increased by $3.8 million as compared to the year ended June 30, 2006. We refinanced our long-term debt and paid off a five-year note with Bank of America, which resulted in a net use of cash of $5.7 million. We paid $1.5 million in dividends in fiscal 2007 compared to $495,000 in fiscal 2006. The sale of common stock resulted in cash proceeds of $597,000, and the repurchase of common stock used $2.3 million.
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
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, we issued $13.0 million aggregate principal amount of our 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $463,000 in new debt issue costs to be amortized over the life of the new note.

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
The following table represents borrowings under the Bank of America revolving line of credit for each of the fiscal quarters in the six months ending December 31, 2008 and 2007.

	First	Second
	Quarter	Quarter

Six Months Ended December 31, 2008
Minimum borrowing	$—	$11,285,000
Maximum borrowing	$11,685,000	$18,695,000
Average borrowing	$5,286,000	$14,733,000

Six Months Ended December 31, 2007
Minimum borrowing	$—	$3,775,000
Maximum borrowing	$—	$7,525,000
Average borrowing	$—	$4,558,000
The following table represents borrowings under the Bank of America revolving line of credit for each of the fiscal quarters in the years ending June 30, 2008, 2007 and 2006.

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
Our 6.16% Senior Unsecured Note and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At December 31, 2008 and 2007, we believe we are in compliance with the financial covenants under our debt agreements or have received waivers for any defaults.

At December 31, 2008, we had approximately $1.1 million of cash on hand. In addition, at December 31, 2008, we had $17.6 million of borrowings under the $20.0 million Bank of America revolving line of credit. Our short-term borrowings under our line of credit during the six months ended December 31, 2008 had a daily weighted average interest rate of 4.20% per annum. At December 31, 2008, we had outstanding letters of credit related to supply contracts totaling $1.2 million. These letters of credit reduce our available borrowings on our line of credit.
The $17.6 million of borrowings plus the $1.2 million in outstanding letters of credit, placed our total borrowings at $18.8 million, at December 31, 2008, leaving our borrowing capacity at $1.2 million. As discussed above, this level of borrowings is due primarily to increased costs for gas put in storage, increases in our capital expenditures due to expansion in our North Carolina and Maine markets, and the purchase of marketable securities.
As explained above, the cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. We expect our cash flow to increase and our borrowings to decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers.
The total amount outstanding under all of our long term debt obligations was approximately $13.0 million at December 31, 2008. The portion of such obligations due within one year was $0 at December 31, 2008.
Capital Expenditures
We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those two service areas. For the six months ended December 31, 2008 and 2007, our total capital expenditures were approximately $4.7 million and $1.4 million, respectively. We estimate future cash requirements for capital expenditures will be as follows:

				Estimated
			Actual	Future Cash
	Six months ended December 31,		Fiscal	Requirements
	2008	2007	2008	2009
	(In thousands)		(In thousands)

Natural Gas Operations	$4,813	$1,151	$3,577	$5,100
Energy West Resources	69	197	250	—
Pipeline Operations		37	41

Total capital expenditures	$4,882	$1,385	$3,868	$5,100

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures; we have used our working capital line of credit.

Contractual Obligations
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as of December 31, 2008.

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years
Interest payments (a)	$6,806,800	$800,800	$1,601,600	$1,601,600	$2,802,800

Long Term Debt (b)	13,000,000	—	—	—	13,000,000

Operating Lease Obligations	241,328	133,367	35,191	10,273	62,497

Transportation and Storage Obligation (c)	9,921,338	4,759,770	2,066,472	1,001,748	2,093,348

Total Obligations	$29,969,466	$5,693,937	$3,703,263	$2,613,621	$17,958,645

(a)	Our long-term debt interest payments are projected based on actual interest rates on long-term debt until the underlying debts mature.

(b)	See Note 11 of the Notes to Consolidated Financial Statements for a description of this debt.

(c)	Transportation and storage obligations represent annual commitments with suppliers for periods extending up to nine years. These costs are recoverable in customer rates.
See Note 16 of the Notes to Consolidated Financial Statements for other commitments and contingencies.
Off-Balance-Sheet Arrangements
We do not have any off-balance-sheet arrangements, other than those currently disclosed that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we elected to implement this statement with the one-year deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this standard with respect to our effect on non-financial assets and liabilities and have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS141R requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS141R requires that acquisition-related costs will be generally expensed as incurred and also expands the disclosure requirements for business combinations. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. We have adopted SFAS 141R on our consolidated financial statements, effective January 1, 2009. In addition, we have recorded as expense in the six months ended December 31, 2008, $585,000 of acquisition costs related to acquisitions in progress as part of the transition to SFAS 141R.
In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51 and establishes standards of accounting and reporting on non-controlling interests in consolidated statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The effective date of SFAS 160 is for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The adoption of SFAS 162 will not have an impact on the Company’s financial position, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS FSP 142-3 will have a material impact on our consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.
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
Commodity Price Risk
We seek to protect ourself against natural gas price fluctuations by limiting the aggregate level of net open positions that are exposed to market price changes. We manage such open positions with policies that are designed to limit the exposure to market risk, with regular reporting to management of potential financial exposure. Our risk management committee has limited the types of contracts we will consider to those related to physical natural gas deliveries. Therefore, management believes that although revenues and cost of sales are impacted by changes in natural gas prices, our margin is not significantly impacted by these changes.
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
Our Consolidated Financial Statements begin on page F-1 of this Annual Report on Form 10-K/T.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2008.
Management’s Report on Internal Control over Financial Reporting
Management of Energy West is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles defined in the Exchange Act.
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
We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission for the “Internal Control — Integrated Framework.” Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter, the last fiscal quarter of calendar year 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
This Form 10-K/T does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report on internal control over financial reporting in this Form 10-K/T.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors. The names, ages, positions, business experience and principal occupations and employment of each member of the board of directors is set forth below. Each director is expected to serve until our next annual meeting of shareholders.

Name	Age	Position	Director Since
Ian Abrams	63	Director	2008
W.E. ‘Gene’ Argo	67	Director	2002
Steven A. Calabrese	48	Director	2006
Mark D. Grossi	55	Director	2005
Richard M. Osborne	63	Chairman of the Board, Chief Executive Officer and Director	2003
James R. Smail	62	Director	2007
Thomas J. Smith	64	Vice President, Chief Financial Officer and Director	2003
James E. Sprague	48	Director	2006
Michael T. Victor	47	Director	2008
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
Steven A. Calabrese has served as a director since 2006. He is the managing partner of Calabrese, Racek and Markos, Inc., which operates a number of commercial real estate companies in Cleveland, Ohio and Tampa, Florida. The firms specialize in evaluation, market research and reporting, management, construction and development services for commercial and industrial real estate. He is also a director of PVF Capital Corp., a publicly-held holding company for Park View Federal Savings Bank in Solon, Ohio, and John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio.
Mark D. Grossi has served as a director since 2005. He was employed as executive vice president of Charter One Financial, Inc., a publicly-traded bank holding company, and executive vice president and chief retail banking officer of its subsidiary, Charter One Bank, N.A., from 1992 through 2004. Mr. Grossi is chairman of the board of directors of PVF Capital Corp., a publicly-held holding company for Park View Federal Savings Bank in Solon, Ohio, and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio.
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

Thomas J. Smith has served as a director since December 2003 and was appointed our vice president and chief financial officer in November 2007. He also served as our interim president from August 2007 to November 2007. From 1998 to 2006, he was the president, chief operating officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio, of which he remains a director. Since 2003, he has been president, treasurer and secretary of Northeast Ohio Natural Gas Corporation, a natural gas distribution company in Mentor, Ohio, and since 2002 he has been president, treasurer and secretary of Orwell Natural Gas Company, a natural gas distribution company in Mentor, Ohio. He is also a director of Corning Natural Gas Corporation, a public utility company in Corning, New York.
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
Michael T. Victor has served as a director since December 2008. Since 2006, he has been the president of Lake Erie College, a private liberal arts college located in Painesville, Ohio. From 2002 through 2005, he served as dean of the Walker School of Business, Communication and Hotel, Restaurant and Institutional Management at Mercyhurst College, a private liberal arts college located in Erie, Pennsylvania. Mr. Victor also serves as trustee of the Ohio Foundation of Independent Colleges and Universities.
Executive Officers. The names, ages, positions and certain other information concerning our current executive officers is set forth below.

Name	Age	Position

Kevin J. Degenstein	49	President and Chief Operating Officer
Thomas J. Smith*	64	Vice President and Chief Financial Officer and Director
David C. Shipley	48	Vice President of Eastern Operations
Jed D. Henthorne	49	Vice President of Administration

*	Biographical information for Mr. Smith can be found under “Board of Directors.”
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
Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. In the transition period from July 1, 2008 to December 31, 2008, Ian Abrams did not timely file a Form 4 reporting five awards of shares of our common stock acquired under our deferred compensation plan for directors. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met in the last fiscal year.

Code of Business Conduct and Ethics. Energy West has adopted a corporate code of ethics that applies to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of business conduct fully complies with the requirements of the Sarbanes-Oxley Act of 2002. Specifically, the code is reasonably designed to deter wrongdoing and promote:
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
The audit committee is comprised of Mr. Sprague, the committee’s chairman, Mr. Grossi and Mr. Smail. The committee met five times in the transition period July 1, 2008 to December 31, 2008. The audit committee’s current composition satisfies the regulations of Nasdaq governing audit committee composition, including the requirement that all audit committee members be “independent directors” as defined in Nasdaq listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Sprague is an “audit committee financial expert” under applicable SEC rules through his experience as a certified public accountant and his position as a partner in the accounting firm of Walthall, Drake & Wallace LLP. In addition, Mr. Sprague is deemed to be “financially sophisticated” under applicable Nasdaq rules. The audit committee reviews and reassesses its charter at least annually and will obtain the approval of the board for any proposed changes to its charter.

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
In discharging its oversight responsibility as to the audit process, the audit committee obtained from our independent accounting firm a formal written statement describing all relationships between the independent accounting firm and us that might bear on the accounting firm’s independence consistent with Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and discussed with the accounting firm any relationships that may impact its objectivity and independence. In considering the accounting firm’s independence, the audit committee also considered whether the non-audit services performed by the accounting firm on our behalf were compatible with maintaining the independence of the accounting firm.
In reliance upon (1) the audit committee’s reviews and discussions with management and Hein & Associates, (2) management’s assessment of the effectiveness of our internal control over financial reporting, and (3) the receipt of an opinion from Hein & Associates, dated March 31, 2009, stating that the Energy West’s financial statements for the transition period ended December 31, 2008 are presented fairly, in all material respects, in conformity with U.S. generally accepted accounting principles, the audit committee recommended to our board that these audited financial statements be included in this Form 10-K/T for the transition period ended December 31, 2008, for filing with the SEC.
Audit Committee
James E. Sprague, Chairman
Mark D. Grossi
James R. Smail
ITEM 11. Executive Compensation
Summary Compensation Table. The following table summarizes the compensation paid by us to our chairman and chief executive officer and our most highly compensated executive officers. For convenience, we have summarized the compensation paid in the calendar year January 1, 2008 to December 31, 2008 as opposed to the six month period covered by this transition report.

				Option	All Other
Name and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
Richard M. Osborne	2008	—	—	—	24,000	24,000
Chairman and Chief Executive Officer(1)
Kevin J. Degenstein,	2008	170,771	25,000	—	7,775	203,546
President and Chief Operating Officer
David C. Shipley,	2008	132,750	32,500	—	23,037	188,287
Vice President of Eastern Operations(2)
James W. Garrett, Former	2008	170,000	—	—	5,494	175,494
Vice President of Business Development(3)

(1)	Mr. Osborne does not receive compensation for service as our chairman and chief executive officer. “All other compensation” consists of fees paid to Mr. Osborne for service as a director.

(2)	Mr. Shipley was appointed as our vice president of eastern operations in May 2007. “All other compensation” consists of relocation expenses.

(3)	Mr. Garrett resigned as our vice president of business development effective January 31, 2009.

Employment and Separation Agreements.
Kevin J. Degenstein. On August 25, 2006, we entered into an employment agreement with Mr. Degenstein to serve as our senior vice president of operations. On June 12, 2008, Mr. Degenstein was named our president and chief operating officer. The term of Mr. Degenstein’s employment agreement commenced on September 18, 2006 and will continue until terminated as a result of Mr. Degenstein’s death or disability, by Energy West for “cause” (as defined in the employment agreement), by Energy West( without “cause,” or by Mr. Degenstein, either with or without “good reason,” as defined in the employment agreement.
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
David C. Shipley. On April 13, 2007, we entered into an employment agreement with Mr. Shipley to serve as our vice president of eastern operations. The term of Mr. Shipley’s employment began on May 18, 2007 and will continue until terminated as a result of Mr. Shipley’s death or disability, by Energy West for “cause” (as defined in the employment agreement), by Energy West without “cause,” or by Mr. Shipley, either with or without “good reason,” as defined below.
Pursuant to the employment agreement, Mr. Shipley will receive a base salary of $130,000, subject to review and increase annually at the discretion of the board. For the fiscal year 2009, the compensation committee of the board agreed to increase Mr. Shipley’s annual salary to $134,000. Mr. Shipley is also eligible to receive a discretionary bonus targeted at 20% of his annual base salary, based on performance criteria determined by the board.
Mr. Shipley is eligible to receive option grants under Energy West’s stock option plans and to participate in all other savings, retirement, and welfare plans that are applicable generally to our employees and senior executive officers. Mr. Shipley is also entitled to receive vacation and fringe benefits in accordance with Energy West’s plans, practices, programs and policies.
Upon termination of employment for any reason, we will pay Mr. Shipley a lump sum of cash equal to his unpaid salary through the date of termination plus accrued but unpaid vacation pay. In addition, we will provide benefit continuation or conversion rights, as provided under our benefit plans, and vested benefits under our benefit plans. If the employment agreement is terminated by Energy West without cause or terminated by Mr. Shipley for “good reason” (if Energy West diminishes his title, materially reduces his duties or authority, assigns duties inconsistent with his duties, requires him to report internally other than to the president or chief executive officer, or requires him to relocate from the North Carolina area), Mr. Shipley will be entitled to severance compensation equal to his annual base salary payable monthly for 12 months following the date of termination, medical benefits at active employee rates for 12 months following the date of termination and up to $10,000 for outplacement services. If such termination occurs within 24 months of the commencement of Mr. Shipley’s employment, Energy West will reimburse Mr. Shipley for moving expenses incurred during the six month period following termination up to a maximum of $20,000. Payment of these severance benefits is expressly conditioned upon receipt by Energy West of an enforceable waiver and release from Mr. Shipley in a form reasonably satisfactory to Energy West.
The employment agreement also includes provisions that (1) prohibit Mr. Shipley from disclosing Energy West’s confidential information, (2) require him to avoid conflicts of interest and disclose to the board any facts that might involve a conflict of interest with Energy West, and (3) prohibit him from soliciting employees, customers, or clients of Energy West during the term of the agreement and for a period of two years following the termination of Mr. Shipley’s employment for any reason.
None of the other current executive officers in our summary compensation table have employment, termination or change in control agreements.
Benefit Plans.
401(k) Plan. We maintain a tax-qualified profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all of our employees. The plan generally provides for voluntary employee pre-tax contributions of employee compensation, a profit sharing contribution of 3% allocated to each employee based on compensation and a discretionary profit sharing contribution of up to 7% of employee compensation. Profit sharing contributions are approved by our board of directors. The plan also provides a company matching contribution in the form of shares of Energy West common stock equal to 10% of each employee’s elective deferrals in the plan. In the transition period July 1, 2008 to December 31, 2008, we made total profit sharing contributions of $170,766 and contributed shares of our common stock valued at $17,493.

Employee Stock Ownership Plan. We maintain an Employee Stock Ownership Plan (ESOP) that covers substantially all of our employees. The ESOP receives contributions of our common stock from Energy West each year as determined by our board of directors. The contribution, if any, is recorded based on the current market price of our common stock. We did not make any contributions to the ESOP in the transition period July 1, 2008 to December 31, 2008.
Retiree Health Plan. We sponsored a defined post-retirement health benefit plan providing health and life insurance benefits to eligible retirees. The plan pays eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The 25% in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA trust account. In 2006, we discontinued contributions to the plan and are no longer required to fund the plan. As of December 31, 2008, the value of the plan assets was $6,197,405. The assets remaining in the VEBA trust account will be used to fund the plan until these assets are exhausted.
Dividend Reinvestment Policy. We have a policy that provides for any employee who owns shares of our common stock in our 401(k) plan or ESOP the opportunity to reinvest any dividends for additional shares of our common stock.
Outstanding Equity Awards at December 31, 2008.
The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of December 31, 2008.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

James W. Garrett	7,500	7,500	9.93	12/1/2017	(1)
Kevin J. Degenstein	2,500	7,500	7.10	12/1/2018	(2)

(1)	The option is exercisable as follows: 25% of the shares on 12/1/2007; 25% of the shares on 12/1/2008; 25% of the shares on 12/1/2009 and 25% of the shares on 12/1/2010.

(2)	The option is exercisable as follows: 25% of the shares on 12/1/2008; 25% of the shares on 12/1/2009; 25% of the shares on 12/1/2010 and 25% of the shares on 12/1/2011.
Director Compensation. We pay each board member except Thomas J. Smith, who serves as our vice president and chief financial officer, a monthly fee of $2,000 regardless of board or committee meetings held. Directors may elect to participate in Energy West’s deferred compensation plan for directors which allows directors to receive these fees in Energy West stock, either currently or on a deferred basis. We also reimburse all directors for expenses incurred in connection with their service as directors, including travel, meals and lodging.

The following table summarizes information with respect to the compensation paid to our directors in the calendar year January 1, 2008 to December 31, 2008. The table does not include directors who are also our most highly compensated executive officers, namely Richard M. Osborne.

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards(1)	Compensation	Total
Name	($)	($)	($)	($)
Ian Abrams	14,000	10,000	—	24,000
W.E. ‘Gene’ Argo	24,000	—	—	24,000
Steven A. Calabrese	24,000	—	—	24,000
Michael I. German(2)	18,000			18,000
Mark D. Grossi	24,000	—	—	24,000
James R. Smail	24,000	—	—	24,000
Thomas J. Smith(3)	—	—	—	—
James E. Sprague	24,000	—	—	24,000
Michael T. Victor(4)	—	—	—	—

(1)	Mr. Abrams elected to receive compensation in shares of our common stock as of September 2008. Amounts reflect the number of shares issued using the closing market price on the date of issuance to fulfill the monthly fee to Mr. Abrams.

(2)	Mr. German was not nominated for re-election to our board of directors at our 2008 annual meeting of shareholders held on December 11, 2008.

(3)	Mr. Smith, our chief financial officer, does not receive compensation for serving as a director.

(4)	Mr. Victor was elected director at our 2008 annual meeting of shareholders held on December 11, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Principal Shareholders and Management. The following table sets forth, as of February 28, 2009, information regarding the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of the stock, each director, each current and former executive officer in our summary compensation table, and all our current directors and officers as a group.

	Beneficial Ownership(1)
Names and Address(2)	Shares	Stock Options(3)	Total	Percentage
Richard M. Osborne(4)	922,271	—	922,271	21.2%
Steven A. Calabrese(5)	211,496	—	211,496	4.9%
James R. Smail(6)	32,550	—	32,550	*
Thomas J. Smith	9,750	—	9,750	*
Ian Abrams	6,600	—	6,600
Mark D. Grossi(7)	4,860	—	4,860	*
W.E. ‘Gene’ Argo	1,275	—	1,275	*
James E. Sprague	465	—	465	*
Kevin J. Degenstein(8)	347	2,500	2,847	*
David C. Shipley(8)	118	—	118	*
Michael T. Victor	—	—	—	—
James W. Garrett	1,000	7,500	8,500	*
2653 Dodd Rd. Willoughby Hills OH 44094
All directors and executive officers as a group	1,205,799	10,000	1,215,799	27.9%
(13 individuals)

*	Less than 1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of stock owned.

(2)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Energy West, Incorporated, 1 First Avenue South, Great Falls, Montana 59401.

(3)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.

(4)	Shares owned by the Richard M. Osborne Trust, an Ohio trust of which Mr. Osborne is sole trustee.

(5)	Includes (1) 57,580 shares held by the Steven A. Calabrese Profit Sharing Trust, an Ohio trust of which Mr. Calabrese is co-trustee, (2) 16,646 shares held by CCAG Limited Partnership, an Ohio limited partnership of which Mr. Calabrese is the president and only member of the board of directors, and (3) 17,100 shares held by Mr. Calabrese’s minor children. Mr. Calabrese disclaims beneficial ownership of the shares held by his minor children.

(6)	Shares are held by J.R. Smail, Inc., an Ohio corporation of which Mr. Smail is chairman and sole shareholder.

(7)	Shares are held by Westwood Douglas LLC, a limited liability company of which Mr. Grossi is managing member and beneficial owner.

(8)	Shares are held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.
Equity Compensation Plan Information. The Energy West, Incorporated 2002 Stock Option Plan provides for the issuance of up to 300,000 shares of common stock to certain key employees. As of December 31, 2008, there were 29,500 options outstanding and the maximum number of shares available for future grants under the plan was 63,500 shares. Additionally, our 1992 Stock Option Plan, which expired in September 2002, provided for the issuance of up to 100,000 shares of common stock pursuant to options issuable to certain key employees. Under the option plans, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock). Options granted under these plans vest over four to five years and are exercisable over a five to ten year period from the date of issuance. When the 1992 plan expired in September 2002, 12,600 shares remained unissued and were no longer available for issuance.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders*	177,453	$8.42	65,547

Equity compensation plans not approved by security holders	—	—	—

Total	177,453	$8.42	65,547

*	Includes 150,000 shares available for future issuance to our directors pursuant to a policy that permitted directors to defer payment of fees in stock for service as a director, 147,953 shares of which have been issued or allocated for issuance pursuant to the policy.
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
Mr. Osborne is chairman, chief executive officer and a director, Mr. Smith is vice president, chief financial officer and a director, and Ms. Howell is secretary of Energy West. The agreement was negotiated on behalf of Energy West by a special committee comprised solely of independent directors with the assistance of independent financial and legal advisors. The special committee received a fairness opinion from Houlihan Smith & Company, Inc. The agreement was approved by our board of directors, upon unanimous recommendation of the special committee. For more information regarding the purchase agreement, see “Pending Acquisitions” in this Form 10-K/T.
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
Director Independence. The board of directors has determined and confirmed that each of Mr. Abrams, Mr. Argo, Mr. Calabrese, Mr. Grossi, Mr. Smail, Mr. Sprague and Mr. Victor do not have a material relationship with Energy West that would interfere with the exercise of independent judgment and are independent pursuant to applicable laws and regulations and the listing standards of Nasdaq.

Item 14. Principal Accountant Fees and Services
The following is a summary of the aggregate fees billed to us for the six months ended December 31, 2008 and the fiscal years ended June 30, 2008 and June 30, 2007 by our independent registered public accountant, Hein & Associates LLP.

	Six Months
	Ended	Year ended	Year Ended
	December 31, 2008	June 30, 2008	June 30, 2007
Audit Fees	$184,000	$277,000	$137,280
Audit-Related Fees	-0-	19,000	21,923
Tax Fees	6,300	34,000	40,588
All Other Fees	-0-	-0-	12,159

Total	$190,300	$330,000	$211,950
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
The audit committee pre-approved all services performed by Hein & Associates and authorized us to pay the fees billed to us by Hein & Associates in the six months ended December 31, 2008, fiscal 2008 and 2007.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements:

(b) Exhibit Index.

3.1(a)		Restated Articles of Incorporation. Filed as Exhibit 3.1 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996 and incorporated herein by reference

3.1(b)
Articles of Amendment to the Articles of Incorporation dated January 28, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2008 and incorporated herein by reference

3.1(c)
Articles of Amendment to the Articles of Incorporation dated December 5, 2007. Filed as Exhibit 3.1(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference

3.1(d)
Articles of Amendment to the Articles of Incorporation dated May 29, 2007. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2007, and incorporated herein by reference

3.2		Amended and Restated Bylaws. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on March 5, 2004 and incorporated herein by reference

3.2(a)		Amendment No. 3 to Amended and Restated Bylaws dated August 12, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2008 and incorporated herein by reference

3.2(b)		Amendment No. 2 to Amended and Restated Bylaws dated April 10, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 10, 2008 and incorporated herein by reference

3.2(c)		Amendment No. 1 to Amended and Restated Bylaws dated November 14, 2007. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2007 and incorporated herein by reference

10.1
Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1997 Notes. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference

10.2
Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and US Bank National Association, as Successor Trustee for the Series 1993 Notes. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference.

10.3
Discharge of Obligor under Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1992-B Bonds. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference

10.4
Note Purchase Agreement dated June 29, 2007, between the Registrant and various Purchasers relating to 6.16% Senior Unsecured Notes due June 29, 2017. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference

10.5
Credit Agreement dated as of June 29, 2007, by and among the Registrant and various financial institutions and LaSalle Bank National Association. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference.

10.6
Amendment dated October 22, 2007 to the Credit Agreement among the Registrant, various financial institutions and LaSalle Bank National Association, as agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2007 and incorporated herein by reference

10.7	†	Energy West, Incorporated 2002 Stock Option Plan. Filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed on October 30, 2002, and incorporated herein by reference

10.8	*†	First Amendment to Energy West Incorporated 2002 Stock Option Plan

10.9	†	Employee Stock Ownership Plan Trust Agreement. Filed as Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-1672) is incorporated herein by reference

10.10	†	Management Incentive Plan. Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, filed on July 8, 1997, and incorporated herein by reference

10.11	†
Energy West Senior Management Incentive Plan. Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, filed on September 30, 2002, and incorporated herein by reference

10.12	†
Energy West Incorporated Deferred Compensation Plan for Directors. Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, filed on September 30, 2002, and incorporated herein by reference

10.13	*†	Amended and Restated Energy West Incorporated Deferred Compensation Plan for Directors

10.14
Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated October 24, 2007. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.15
First Amendment to Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated December 17, 2007. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference

10.16
Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.17
Amendment No. 1 to Stock Purchase Agreement dated April 11, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.18
Amendment No. 2 to Stock Purchase Agreement dated August 7, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.19
Amendment No. 3 to Stock Purchase Agreement, dated November 28, 2007, by and between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference

10.20
Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.21
Amendment Number 1 to Stock Purchase Agreement dated August 2, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.22
Stock Purchase Agreement dated December 18, 2007 between the Registrant, Dan F. Whetstone, Pamela R. Lowry, Paula A. Poole, William J. Junkermier and Roger W. Junkermier. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference

10.23
First Amendment to Stock Purchase Agreement dated as of November 11, 2008, between Dan F. Whetstone, Pamela R. Lowry, Paula A. Poole, William J. Junkermier, Roger W. Junkermiern and Energy West, Incorporated. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 11, 2008 and incorporated herein by reference

10.24
Non-Competition and Non-Disclosure Agreement dated December 18, 2007 between the Registrant and Daniel F. Whetstone. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference

10.25
Lease Agreement dated February 25, 2008 between OsAir, Inc. and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2008 and incorporated herein by reference

10.26	†
Employment Agreement dated November 16, 2007 between James W. Garrett and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2007 and incorporated herein by reference

10.27	*†	First Amendment to Employment Agreement dated as of December 31, 2008, between Energy West, Incorporated and James W. Garrett

10.28
Gas Sales Agreement dated as of July 1, 2008 between John D. Oil & Gas Marketing Co., LLC, Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company and Brainard Gas Corp. Filed as Exhibit 10.25 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.29
Natural Gas Transportation Service Agreement dated as of July 1, 2008 between Orwell-Trumbull Pipeline Co., LLC, Orwell Natural Gas Company and Brainard Gas Corp. Filed as Exhibit 10.26 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.30
Transportation Service Agreement dated as of July 1, 2008 between Cobra Pipeline Co., Ltd., Northeast Ohio Natural Gas Company, Orwell Natural Gas Company and Brainard Gas Corp. Filed as Exhibit 10.27 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.31
First Amendment dated July 1, 2008 to the Orwell-Trumbull Pipeline Co., LLC Operations Agreement between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as Exhibit 10.28 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.32
Orwell-Trumbull Pipeline Co., LLC Operations Agreement dated January 1, 2008 between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as Exhibit 10.29 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.33
Triple Net Lease Agreement dated as of July 1, 2008 between Station Street Partners, LLC and Orwell Natural Gas Company. Filed as Exhibit 10.30 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.34
Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Orwell Natural Gas Company. Filed as Exhibit 10.31 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference.

10.35
Triple Net Lease Agreement dated as of July 1, 2008 between Richard M. Osborne, Trustee and Orwell Natural Gas Company. Filed as Exhibit 10.32 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.36
Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Northeast Ohio Natural Gas Company. Filed as Exhibit 10.33 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.37
Stock purchase agreement dated September 12, 2008, between Energy West, Incorporated, and Richard M. Osborne, trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan, and Thomas J. Smith, filed as exhibit 10.1 to the registrant’s current report on Form 8-K dated September 17, 2008, and incorporated herein by reference Filed as Exhibit 10.34 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.38	†
Employment Agreement dated August 25, 2006 between Energy West, Incorporated and Kevin J. Degenstein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2006 and incorporated herein by reference

10.39	†	First Amendment to Employment Agreement dated as of December 31, 2008, between Energy West, Incorporated and Kevin J. Degenstein

10.40	†*	Employment Agreement dated April 13, 2007 between Energy West, Incorporated and David C. Shipley

14		Code of Business Conduct, filed as Exhibit 14 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2006 and incorporated herein by reference.

21	*	Company Subsidiaries

23.1	*	Consent of Hein & Associates LLP

31	*	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management agreement or compensatory plan or arrangement

*	Filed herewith

(c) Financial Statement Schedules:
Schedule II
Valuation and Qualifying Accounts
Energy West, Incorporated
December 31, 2008

	Balance at	Charged to	Write-Offs	Balance
	Beginning	Costs &	Net of	at End of
Description	of Period	Expenses	Recoveries	Period

Allowance for bad debts
Year Ended June 30, 2007	$121,453	$210,956	$(268,355)	$64,054
Year Ended June 30, 2008	$64,054	$174,531	$(102,186)	$136,399
Six Months Ended December 31, 2007 (unaudited)	$64,054	$57,055	$14,790	$135,899
Six Months Ended December 31, 2008	$136,399	$58,085	$13,458	$207,942
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY WEST, INCORPORATED
/s/ Richard M. Osborne
Richard M. Osborne
Chief Executive Officer (principal executive officer)
Date: March 31, 2009
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

/s/ Richard M. Osborne Richard M. Osborne	Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ Thomas J. Smith Thomas J. Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009

/s/ W.E. Argo W.E. Argo	Director	March 31, 2009

/s/ Mark D. Grossi Mark D. Grossi	Director	March 31, 2009

/s/ Ian Abrams Ian Abrams	Director	March 31, 2009

/s/ Steven A. Calabrese Steven A. Calabrese	Director	March 31, 2009

/s/ James E. Sprague James E. Sprague	Director	March 31, 2009

/s/ James R. Smail James R. Smail	Director	March 31, 2009

/s/ Michael T. Victor Michael T. Victor	Director	March 31, 2009

CONSOLIDATED FINANCIAL STATEMENTS
OF
ENERGY WEST, INCORPORATED AND SUBSIDIARIES

Page

Report of Independent Registered Public Accounting Firm—Hein & Associates LLP	F-2

Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008 and 2007	F-3

Consolidated Statements of Income for the Six Months Ended December 31, 2008 and 2007 (unaudited), and the Years Ended June 30, 2008, 2007, and 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Six Months Ended December 31, 2008, and the Years Ended June 30, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2008 and 2007 (unaudited), and the Years Ended June 30, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Energy West, Incorporated
Great Falls, Montana
We have audited the consolidated balance sheets of Energy West, Incorporated and subsidiaries as of December 31, 2008, and June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the six months ended December 31, 2008, and the years ended June 30, 2008, 2007 and 2006. Our audits also included the financial statement schedule as of, and for the six months ending December 31, 2008, and the two years in the period ending June 30, 2008 and 2007 listed in the index as Item 15. We did not audit the schedule as of and for the six months ending December 31, 2007. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy West, Incorporated and subsidiaries as of December 31, 2008 and June 30, 2008 and 2007, and the results of their operations and their cash flows for the six months ended December 31, 2008, and the years ended June 30, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We were not engaged to examine management’s assessment of the effectiveness of Energy West Incorporated’s internal over financial reporting as of December 31, 2008, included in the accompanying Management’s Report in Internal Control over Financial Reporting and, accordingly, we do not express an opinion there on.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
March 31, 2009

ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	(audited)	(audited)
	2008	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$1,065,529	$796,302	$7,010,020
Marketable securities	3,376,875	910,778	—
Accounts receivable less $207,942, $136,399 and $64,054 respectively, allowance for bad debt	7,430,694	5,108,796	3,532,083
Unbilled gas	4,839,138	1,252,638	649,939
Derivative assets	—	145,428	57,847
Natural gas and propane inventories	9,891,802	5,505,337	5,474,309
Materials and supplies	1,175,596	955,467	377,296
Prepayment and other	422,514	193,581	142,964
Income tax receivable	1,014,806	417,164	162,432
Recoverable cost of gas purchases	2,041,280	1,054,875	1,369,584
Deferred tax asset	225,953	—	53,370

Total current assets	31,484,187	16,340,366	18,829,844

Property, Plant and Equipment, Net	34,904,442	31,051,419	29,160,084
Deferred Charges	2,558,156	2,761,656	3,031,425
Deferred Tax Assets — Long term	5,693,310	6,825,575	—
Other Investments	1,081,423	1,118,264	—
Other Assets	97,447	279,810	560,463

TOTAL ASSETS	$75,818,965	$58,377,090	$51,581,816

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Bank overdraft	$773,199	$532,901	$—
Accounts payable	5,783,927	7,439,748	4,543,525
Line of credit	17,551,276	—	—
Derivative liabilities	—	146,206	58,018
Accrued income taxes	35,236	—	—
Deferred income taxes	—	18,039	—
Overrecovered gas purchases	1,022,853	522,347	1,061,685
Accrued and other current liabilities	4,947,448	3,302,712	3,092,726

Total current liabilities	30,113,939	11,961,953	8,755,954

Other Obligations:
Deferred income taxes	—	—	4,585,170
Deferred investment tax credits	239,565	250,096	271,158
Other long-term liabilities	2,383,323	2,516,262	2,673,824

Total other obligations	2,622,888	2,766,358	7,530,152

Long-Term Debt	13,000,000	13,000,000	13,000,000

Commitments and Contingencies (note 16)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 5,000,000 shares authorized, 4,296,603, 4,347,769 and 4,288,657 shares outstanding at December 31, 2008 and June 30, 2008 and 2007, respectively	652,503	652,165	643,299
Treasury stock	(8,012)	—	—
Capital in excess of par value	5,926,028	6,280,649	5,867,726
Accumulated other comprehensive income (loss)	(319,147)	—	—
Retained earnings	23,830,766	23,715,965	15,784,685

Total stockholders’ equity	30,082,138	30,648,779	22,295,710

TOTAL CAPITALIZATION	43,082,138	43,648,779	35,295,710

TOTAL LIABILITIES AND CAPITALIZATION	$75,818,965	$58,377,090	$51,581,816

See notes to consolidated financial statements

ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	SIX MONTHS ENDED		YEARS ENDED
	DECEMBER 31,		JUNE 30,
	(audited)	(unaudited)	(audited)
	2008	2007	2008	2007	2006
REVENUES:
Natural gas operations	$28,840,123	$21,118,295	$59,338,996	$46,439,506	$55,452,395
Gas and electric—wholesale	9,691,560	7,008,122	17,124,081	12,545,359	18,831,929
Pipeline operations	226,157	186,855	370,171	388,175	411,237

Total revenues	38,757,840	28,313,272	76,833,248	59,373,040	74,695,561

COST OF SALES:
Gas purchased	19,459,908	13,972,427	41,337,397	33,541,993	43,160,830
Gas and electric—wholesale	7,770,347	5,922,616	14,833,353	10,264,633	17,237,396

Total cost of sales	27,230,255	19,895,043	56,170,750	43,806,626	60,398,226

GROSS MARGIN	11,527,585	8,418,229	20,662,498	15,566,414	14,297,335

Distribution, general, and administrative	5,717,406	4,601,908	10,661,878	6,197,529	6,389,130
Maintenance	319,798	325,915	650,553	566,683	504,671
Depreciation and amortization	1,023,381	889,371	1,865,294	1,692,486	1,671,647
Taxes other than income	1,284,557	863,613	2,080,144	1,696,936	1,453,375

Total expenses	8,345,142	6,680,807	15,257,869	10,153,634	10,018,823

OPERATING INCOME	3,182,443	1,737,422	5,404,629	5,412,780	4,278,512
OTHER INCOME (EXPENSE)	(420,349)	190,093	315,779	241,519	390,677
INTEREST (EXPENSE)	(677,056)	(529,711)	(1,076,345)	(2,124,155)	(1,648,897)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	2,085,038	1,397,804	4,644,063	3,530,144	3,020,292
INCOME TAX (EXPENSE)	(926,457)	(273,828)	(1,332,688)	(1,272,664)	(1,109,043)

INCOME FROM CONTINUING OPERATIONS	1,158,581	1,123,976	3,311,375	2,257,480	1,911,249

DISCONTINUED OPERATIONS:
Gain from disposal of operations	—	—	—	5,479,166	—

Income from discontinued operations	—	—	—	975,484	671,084

Income tax (expense)	—	—	—	(2,499,875)	(265,663)

INCOME FROM DISCONTINUED OPERATIONS	—	—	—	3,954,775	405,421

INCOME BEFORE EXTRAORDINARY ITEM	1,158,581	1,123,976	3,311,375	6,212,255	2,316,670
EXTRAORDINARY GAIN	—	6,819,182	6,819,182	—	—

NET INCOME	$1,158,581	$7,943,158	$10,130,557	$6,212,255	$2,316,670

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.27	$0.26	$0.77	$0.51	$0.43
Income from discontinued operations	—	—	—	0.89	0.09
Income from extraordinary gain	—	1.59	1.58	—	—

	$0.27	$1.85	$2.35	$1.40	$0.53

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.27	$0.26	$0.77	$0.51	$0.43
Income from discontinued operations	—	—	—	0.88	0.09
Income from extraordinary gain	—	1.58	1.58	—	—

	$0.27	$1.85	$2.35	$1.39	$0.52

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,330,200	4,287,437	4,314,748	4,437,807	4,386,768
Diluted	4,331,726	4,304,559	4,316,244	4,484,073	4,422,069
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2007, 2008, AND THE SIX MONTHS ENDED DECEMBER 31, 2008

						Accumulated
					Capital in	Other
	Common	Common	Treasury	Treasury	Excess of	Comprehensive	Retained
	Shares	Stock	Shares	Stock	Par Value	Income (Loss)	Earnings	Total

BALANCE AT JULY 1, 2005	4,368,846	$655,338	—	$—	$7,216,863	$—	$9,314,424	$17,186,625

Sales of common stock at $6.03 to $7.67 per share under the Company’s dividend reinvestment plan	960	144			6,020		(10,780)	(4,616)
Stock contributions at $6.03 to $7.67 to the 401(k) plan	2,915	426			39,195		(39,621)	—
Stock compensation	24,795	3,720			131,530			135,250
Exercise of stock options @ $5.66	3,750	563			20,665			21,228
Net income							2,316,670	2,316,670
Dividends paid @ $0.11							(490,044)	(490,044)

BALANCE AT JUNE 30, 2006	4,401,266	$660,191	—	$—	$7,414,273	$—	$11,090,649	$19,165,113

Stock Compensation	13,163	1,974			83,111			85,085
Repurchase of Stock — stock buyback program	(219,522)	(32,928)			(2,162,133)			(2,195,061)
Costs associated with stock buyback					(81,280)			(81,280)
Stock option liability					115,603			115,603
Exercise of stock options @ $4.31 to $7.00	93,750	14,062			498,152			512,214
Net income							6,212,255	6,212,255
Dividends paid @ $0.34							(1,518,219)	(1,518,219)

BALANCE AT JUNE 30, 2007	4,288,657	$643,299	—	$—	$5,867,726	$—	$15,784,685	$22,295,710

Stock compensation	3,750	563			248,528			249,091
Repurchase of Stock — stock buyback program	(16,780)	(2,517)			(156,821)			(159,338)
Costs associated with stock buyback					(2,313)			(2,313)
Exercise of stock options @ $4.31 to $10.00	109,500	16,424			611,491			627,915
Intrinsic value of stock exercised — tax effect					80,933			80,933
Return of stock at market price in exchange for stock options	(37,500)	(5,625)			(368,874)			(374,499)
Rounding adjustments for stock split issuance	142	21			(21)			(0)
Net income							10,130,557	10,130,557
Dividends paid @ $0.47							(2,199,277)	(2,199,277)

BALANCE AT JUNE 30, 2008	4,347,769	$652,165	—	$—	$6,280,649	$—	$23,715,965	$30,648,779

Comprehensive Income:
Net income							1,158,581	1,158,581
Net unrealized losses on available-for-sale securities						(319,147)		(319,147)

Total comprehensive income								839,434
Stock compensation	2,250	338			35,655			35,993
Repurchase of Stock — stock buyback program	(53,416)	—	53,416	(8,012)	(398,027)			(406,039)
Intrinsic value of stock exercised — tax effect					7,751			7,751
Dividends paid @ $0.47							(1,043,780)	(1,043,780)

BALANCE AT DECEMBER 31, 2008	4,296,603	$652,503	53,416	$(8,012)	$5,926,028	$(319,147)	$23,830,766	$30,082,138

See notes to consolidated financial statements.

ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED		YEARS ENDED
	DECEMBER 31,		JUNE 30,
	(audited)	(unaudited)	(audited)
	2008	2007	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,158,581	$7,943,158	$10,130,557	$6,212,255	$2,316,670
Adjustments to reconcile net income to
Net cash provided by (used in) operating activities:
Depreciation and amortization, including deferred charges and financing costs	1,204,233	934,567	2,037,070	3,011,727	2,356,448
Stock-based compensation	35,993	—	249,090	—	—
Derivative assets	145,428	(6,339)	(87,581)	80,018	(18,796)
Derivative liabilities	(146,206)	6,339	88,188	15,354	(71,573)
Deferred gain	(82,062)	120,758	—	(325,582)	(643,280)
Gain on sale of assets	—	—	—	(5,479,166)	—
Investment tax credit	(10,531)	(10,531)	(21,062)	(21,062)	(21,062)
Deferred gain on sale of assets	—	—	—	—	(23,639)
Deferred income taxes	491,286	(6,701,691)	(176,719)	(1,573,249)	(259,022)
Extraordinary gain	—	—	(6,819,182)	—	—
Changes in assets and liabilities:
Accounts receivable	(5,908,400)	(5,650,941)	(779,559)	509,893	1,450,570
Natural gas and propane inventories	(4,386,465)	(2,596,296)	(31,027)	(615,710)	(1,615,395)
Accounts payable	(1,520,915)	563,691	1,925,899	971,466	549,217
Recoverable/refundable cost of gas purchases	(485,900)	(111,595)	(260,137)	(228,388)	1,034,494
Prepayments and other	(228,933)	(419,585)	(25,069)	118,800	(37,572)
Equity in income of Kykuit	36,841	—	—	—	—
Net assets held for sale	—	—	—	(1,219,927)	240,355
Other assets	18,378	450,573	(309,466)	(275,609)	1,895,776
Accrued and other liabilities	1,576,528	1,373,063	(483,719)	(2,086,253)	1,983,484

Net cash provided by (used in) operating activities	(8,102,144)	(4,104,829)	5,437,283	(905,433)	9,136,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(4,534,120)	(1,384,540)	(3,869,832)	(2,406,910)	(1,865,594)
Construction expenditures — discontinued operations			—	(365,845)	(607,378)
Purchase of marketable securities	(2,985,898)	—	(1,301,524)	—	—
Sale of marketable securities	—	—	390,746	—	—
Purchase of fixed assets — Acquisition of Bangor and Frontier	—	(4,601,599)	(5,357,850)	—	—
Acquisition of cash purchased in acquisition	—	—	960,464	—	—
Collection of note receivable	—	—	—	—	174,561
Proceeds from sale of assets	—	—	—	17,899,266	—
Other investments	(242,606)	(644,777)	(875,658)	—	—
Customer advances received for construction	90,093	65,972	129,641	327,376	115,305
Increase (decrease) from contributions in aid of construction	—	38,874	125,678	—	(7,093)

Net cash provided by (used in) investing activities	(7,672,591)	(6,526,070)	(9,798,335)	15,453,887	(2,190,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	—	(18,663,213)	(1,027,073)
Repayments of other short-term borrowings	(1,309)	—	—	—	—
Proceeds from lines of credit	22,100,000	8,475,495	14,075,495	11,012,000	14,850,000
Repayments of lines of credit	(4,605,000)	(1,950,000)	(14,075,495)	(11,012,000)	(18,750,000)
Proceeds from long-term debt	—	—	—	13,000,000	—
Repurchase of common stock	(406,038)	(150,911)	(161,651)	(2,276,192)	—
Debt issuance cost	—	—	—	(317,539)	—
Sale of common stock	—	221,890	334,350	597,151	21,229
Dividends paid	(1,043,691)	(1,070,334)	(2,025,365)	(1,518,219)	(494,660)

Net cash provided by (used in) financing activities	16,043,962	5,526,140	(1,852,666)	(9,178,012)	(5,400,504)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	269,227	(5,104,759)	(6,213,718)	5,370,442	1,545,972

CASH AND CASH EQUIVALENTS:
Beginning of year	796,302	7,010,020	7,010,020	1,639,578	93,606

End of year	$1,065,529	$1,905,261	$796,302	$7,010,020	$1,639,578

See notes to consolidated financial statements.

ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED		YEARS ENDED
	DECEMBER 31,		JUNE 30,
	(audited)	(unaudited)		(audited)
	2008	2007	2008	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$624,549	$472,755	$922,359	$1,410,114	$1,047,633
Cash paid during the period for income taxes	444,000	—	1,929,499	5,474,500	8,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to satisify deferred board compensation	—	—	—	84,046	135,242
Acquisition of Kykuit investment	—	—	242,606	—	—

Construction expenditures included in accounts payable	338,000	—	—	—	—
Shares issued under the Company’s 401k reinvestment plan	—	—	—	—	19,436
Capitalized interest	11,322	11,428	11,512	21,414	18,855
Repurchase of stock — noncash	—	—	374,499	—	—
Accrued dividends	174,001	155,261	173,911	—	—
See notes to consolidated financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended December 31, 2008 and 2007, and the years ended June 30, 2008 and 2007
1. Summary of Business and Significant Accounting Policies
Nature of Business — Energy West, Incorporated (the Company) is a regulated public entity with certain non-regulated operations conducted through its subsidiaries. Our regulated utility operations involve the distribution and sale of natural gas to the public in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine and Elkin, North Carolina, and the distribution and sale of propane to the public through underground propane vapor systems in Cascade, Montana, and, until April 1, 2007, in and around Payson, Arizona. Our West Yellowstone, Montana operation is supplied by liquefied natural gas.
Our non-regulated operations included wholesale distribution of bulk propane in Arizona, and the retail distribution of bulk propane in Arizona, until the sale of the Arizona operations on April 1, 2007. The Company also markets gas and electricity in Montana and Wyoming through its non-regulated subsidiary, Energy West Resources (EWR).
Basis of Presentation — Effective December 31, 2008, the Company changed its fiscal year end form June 30 to December 31. This change is being made in order to align the Company’s fiscal year end with other companies within the industry. The resulting six-month period ended December 31, 2008 may be referred to herein as the “Transition Period.” The six-month period ended December 31, 2007 is unaudited. The Company refers to the period beginning July 1, 2007 and ending June 30, 2008 as “fiscal 2008”, the period beginning July 1, 2006 and ending June 30, 2007 as “fiscal 2007” and the period beginning July 1, 2005 and ending June 30, 2006 as “ fiscal 2006”.
The accompanying unaudited consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) for the consolidated statements of income, stockholders equity and comprehensive income, and cash flows for the six months ended December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature.
Reclassifications — Certain reclassifications of prior year reported amounts have been made for comparative purposes. The results of operations for the propane assets related to the sale of the Arizona assets have been reclassified as income from discontinued operations. Cash flows used in discontinued operations for construction expenditures were reclassified for the years ending June 30, 2007 and 2006 to reflect the expenditures as an investing activity.
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
Segments — The Company reports financial results for five business segments: Natural Gas Operations, EWR, Pipeline Operations, Discontinued Operations, formerly reported as Propane Operations, and Corporate and Other. Summarized financial information for these five segments is set forth in Note 14.
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
Recoverable/Refundable Costs of Gas and Propane Purchases — The Company accounts for purchased gas and propane costs in accordance with procedures authorized by the MPSC, the Wyoming Public Service Commission (WPSC), the North Carolina Utilities Commission (NCUC), the Maine Public Utilities Commission (MPUC) and, until April 1, 2007 with the sale of our Arizona Propane operations, the Arizona Corporation Commission (ACC). Purchased gas and propane costs that are different from those provided for in present rates, and approved by the applicable commissions, are accumulated and recovered or credited through future rate changes. As of December 31, 2008 and the years ending June 30, 2008 and 2007, the Company had unrecovered purchase gas costs of $2,041,280, $1,054,874 and $1,369,584 respectively, and over-recovered purchase gas costs of $1,022,853, $522,347 and $1,061,685 respectively.
Property, Plant, and Equipment — Property, plant and equipment are recorded at original cost when placed in service. Depreciation and amortization on assets are generally recorded on a straight-line basis over the estimated useful lives, as applicable, at various rates. These assets are depreciated and amortized over three to forty years.
Contributions in Aid and Advances Received for Construction — Contributions in aid of construction are contributions received from customers for construction that are not refundable and are amortized over the life of the assets. Customer advances for construction includes advances received from customers for construction that are to be refunded wholly or in part.
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
Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2008, and June 30, 2008 and 2007, management does not consider the value of any of its long-lived assets to be impaired.
Stock-Based Compensation — On July 1, 2005, the Company adopted the provision of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). Accordingly, during the six months ended December 31, 2008 and 2007 and the twelve months ended June 30, 2008 and 2007, the Company recorded $17,355, $150,980 (unaudited), $213,286, and $58,229, respectively, ($10,680, $92,913 (unaudited), $131,256 and $35,811 net of related tax effects) of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

In the six months ended December 31, 2008 and 2007, 10,000, and 15,000 options were granted, respectively. In the fiscal years ended June 30, 2008, 2007 and 2006 30,000, 45,000 and 72,750 options were granted, respectively. At December 31, 2008, and 2007, and at June 30, 2008, 2007 and 2006 a total of 29,500, 45,000 (unaudited), 19,500, 165,000, 218,250 options were outstanding, respectively.

	Six Months Ended		Twelve Months Ended
	December 31,		June 30,
	2008	2007	2008	2007	2006
		(unaudited)
Expected dividend rate	5.81%	3.06%	4.47%	4.00%	2.00%
Risk free interest rate	1.87%	3.70%	3.61%	5.10%	4.87%
Weighted average expected lives, in years	3.50	3.50	2.50	2.26	3.40
Price volatility	73.24%	31.16%	31.16%	30.00%	39.00%
Total intrinsic value of options exercised	$—	$300,340	$419,890	$218,609	$4,087
Total cash received from options exercised	$—	$115,805	$293,930	$512,175	$21,228
Comprehensive Income — Comprehensive income includes net income and other comprehensive income, which for the Company is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive income and its components are as follows:

	Six months ended		Twelve months ended
	December 31		June 30
	2008	2007	2008	2007	2006
		(unaudited)
Net income	$1,158,581	$7,943,158	$10,130,557	$6,212,255	$2,316,670
Other comprehensive income
Change in unrealized gain/loss on available-for-sale securities, Net of $199,454 of income taxes	(319,147)	—	—	—	—

Comprehensive income	$839,434	$7,943,158	$10,130,557	$6,212,255	$2,316,670

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
Derivatives — The accounting for derivative financial instruments that are used to manage risk is in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which the Company adopted July 1, 2000, and SFAS No. 149, Amendment of Statement 133 on Derivatives and Hedging Activities, which the Company adopted July 1, 2003. Derivatives are recorded at estimated fair value and gains and losses from derivative instruments are included as a component of gas and electric — wholesale revenues in the accompanying consolidated statements of income. Pursuant to SFAS No. 133, as amended, contracts for the purchase or sale of natural gas at fixed prices and notional volumes must be valued at fair value unless the contracts qualify for treatment as a “normal” purchase or “normal” sale and the appropriate election has been made. As of December 31, 2008 and June 30, 2008 and 2007, the Company has no derivative instruments designated and qualifying as SFAS No. 133 hedges.
Debt Issuance and Reacquisition Costs — Debt premium, discount, and issue costs are amortized over the life of each debt issue. Costs associated with refinanced debt are amortized over the remaining life of the new debt.
Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less at the date of acquisition are considered to be cash equivalents. The company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits exceeding federal insurable limits as of December 31, 2008 were $341,291.
Earnings Per Share — Net income per common share is computed by both the basic method, which uses the weighted average number of our common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method. The only potentially dilutive securities are the stock options described in Note 15. Options to purchase 19,500, 67,500 (unaudited),19,500 and 165,000 shares of common stock were outstanding at December 31, 2008 and 2007 and June 30, 2008 and 2007, respectively. Earnings per share of prior periods have been adjusted for the 3-for-2 stock split effectuated February 1, 2008.
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
On July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by establishing standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns and provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 resulted in no impact to our consolidated financial statements and we have no unrecognized tax benefits that would impact our effective rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expenses. As of December 31, 2008 and June 30, 2008 and 2007, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest or penalties accrued related to unrecognized tax benefits.
The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax or state and local income tax examinations by tax authorities for tax years prior to June 30, 2004. Currently, the Company is not being examined by any taxing authorities.
Financial Instruments — The fair value of all financial instruments with the exception of fixed rate long-term debt approximates carrying value because they have short maturities or variable rates of interest that approximate prevailing market interest rates. See Note 6 for a discussion of the fair value of the fixed rate long-term debt.
Asset Retirement Obligations (ARO) — The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying consolidated balance sheets. The Company depreciates the amount added to prove oil and gas property costs. The asset retirement liability is allocated to operating expense using a systematic and rational method. As of December 31, 2008, and June 30, 2008 and 2007, the Company has recorded a net asset of $256,153, $276,964 and $318,586 and a related liability of $746,199, $726,231 and $688,371, respectively. In the future, the Company may have other asset retirement obligations arising from its business operations.
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
The information below reconciles the value of the asset retirement obligation for the periods presented:

Balance — July 1, 2006	$650,717
Accretion	37,654

Balance — June 30, 2007	$688,371
Accretion	37,860

Balance — June 30, 2008	$726,231
Accretion	19,968

Balance — December 31, 2008	$746,199

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

We are accounting for the investment in Kykuit using the equity method. The Company’s investment in Kykuit at December 31, 2008 and June 30, 2008 and 2007 was approximately $1.1 million, $1.1 million, and $0 including undistributed losses of $37,000, $0, and $0, respectively.
New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we elected to implement this statement with the one-year deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this standard with respect to our effect on non-financial assets and liabilities and have not yet determined the impact that it will have on our financial statements upon full adoption in 2009.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS141R requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS141R requires that acquisition-related costs will be generally expensed as incurred and also expands the disclosure requirements for business combinations. The effective date of SFAS 141R is for fiscal years beginning after December 15, 2008. We have adopted SFAS 141R on our consolidated financial statements, effective January 1, 2009. In addition, we have recorded as expense in the six months ended December 31, 2008, $585,000 of acquisition costs related to acquisitions in progress as part of the transition to SFAS 141R.
In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51 and establishes standards of accounting and reporting on non-controlling interests in consolidated statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The effective date of SFAS 160 is for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The adoption of SFAS 162 will not have an impact on the Company’s financial position, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS FSP 142-3 will have a material impact on our consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.
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
Under Financial Accounting Standards (“FAS”) 141, the Company has recorded these stock acquisitions as if the net assets of the targets were acquired. For income tax purposes, the Company is permitted to “succeed” to the operations of the acquired companies, whereby the Company may continue to depreciate the assets at their historical tax cost bases. As a result, the Company may continue to depreciate approximately $82.0 million of capital assets using the useful lives and rates employed by both Frontier Utilities and Penobscot Natural Gas. This treatment results in a potential future federal and state income tax benefit of approximately $19.0 million over an estimated 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first 5 years following the acquisitions.
The following tables summarize the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

October 1, 2007
Frontier Utilities of North Carolina, Inc.
Current assets	$957,439
Property and equipment	—
Noncurrent assets	4,522,076

Total assets acquired	5,479,515

Current liabilities	666,524
Long-term debt	—
Other long-term obligations	—

Total liabilities assumed	666,524

Net assets acquired:	$4,812,991

December 1, 2007
Penobscot Natural Gas, Inc.
Current assets	$1,281,199
Property and equipment	—
Noncurrent assets	197,545

Total assets acquired	1,478,744

Current liabilities	726,035
Long-term debt	—

Total liabilities assumed	726,035

Net assets acquired:	$752,709

The following table summarizes unaudited pro forma results of operations (in thousands) for the six months ended December 31, 2007 and the years ended June 30, 2008 and 2007, as if the acquisitions had occurred on July 1, 2007 and July 1, 2007 and 2006, respectively. There have been no adjustments made to the historical results of Frontier Utilities of North Carolina, Inc. or Penobscot Natural Gas, Inc.

	Six Months Ended	Year Ended June 30,
	December 31, 2007	2008	2007
	(in thousands)	(in thousands)

Pro forma revenues	$30,977	$79,497	$71,505
Pro forma income before extraordinary items	850	3,037	4,973
Pro forma net income	7,669	9,856	4,973
Pro forma earnings per share — basic
Income before extraordinary items	$0.198	$0.700	$1.120
Net income	$1.789	2.280	1.120
Pro forma earnings per share — diluted
Income before extraordinary items	$0.198	$0.700	$1.120
Net income	$1.782	2.280	1.110
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
Following FAS 109, our balance sheet at December 31, 2008 reflects a gross deferred tax asset of approximately $19.0 million, offset by a valuation allowance of approximately $7.5 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.5 million.
The excess of the net deferred tax assets received in the transactions over the total purchase consideration has been reflected in fiscal 2008 as an extraordinary gain of approximately $6.8 million on the accompanying statement of income in accordance with the provisions of FAS 141.
4. Natural Gas Wells
In order to provide a stable source of natural gas for a portion of its requirements, EWR and EWD purchased ownership in two natural gas production properties and three gathering systems located in north central Montana. The purchases were made in May 2002 and March of 2003. The Company is depleting the cost of the gas properties using the units-of-production method. As of December 31, 2008, management of the company estimated the net gas reserves at 2.4 Bcf (unaudited) and a $4,358,000 net present value after applying a 10% discount (unaudited), considering reserve estimates provided by an independent reservoir engineer. The net book value of the gas properties totals $1,955,978 and is included in the “Property, plant and equipment, net” in the accompanying consolidated financial statements.
Beginning in fiscal 2007, the Company engaged in a limited drilling program of developmental wells on these existing properties. As of December 31, 2008, this program is complete. Five wells had been drilled and were capitalized as part of the drilling program, with two wells finding production and being tied in to the gathering system. The reserves from these wells are included in the reserves listed above.
The wells are depleting based upon production at approximately 10% per year as of December 31, 2008. For the six months ended December 31, 2008, EWR’s portion of the daily gas production was approximately 245 Mcf per day, or approximately 12.0% of EWR’s present volume requirements.
In March 2003, EWD acquired working interests in a group of producing natural gas properties consisting of 47 wells and a 75% ownership interest in a gathering system located in northern Montana.
For the six months ended December 31, 2008, EWD’s portion of the daily gas production was approximately 97 Mcf per day, or approximately 4.7% of EWR’s present volume requirements.

EWR and EWD’s combined portion of the estimated daily gas production from the reserves is approximately 341 Mcf, or approximately 16.7% of our present volume requirements. The wells are operated by an independent third party operator who also has an ownership interest in the properties. In 2002 and 2003 the Company entered into agreements with the operator of the wells to purchase a portion of the operator’s share of production. The production of the gas reserves is not considered to be significant to the operations of the Company as defined by SFAS No. 69, Disclosures About the Oil and Gas Producing Properties.
5. Marketable Securities
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
The following is a summary of available-for-sale securities at December 31, 2008:

	December 31, 2008
	Investment	Unrealized	Estimated
	at cost	Gains (losses)	Fair Value

Common stock	$3,895,476	$(518,601)	$3,376,875

As of December 31, 2008 unrealized loss on available-for-sale securities of $319,147 (net of $199,454 in taxes) was included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. There were no unrealized gains or losses during the 12 months ended June 30, 2008 and 2007.
6. Fair Value Measurements
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
Valuation Hierarchy
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2008:

	December 31, 2008
	Level I	Level 2	Level 3	TOTAL
Available-for-sale securities	3,376,875	—	—	3,376,875

Total assets at fair value	$3,376,875	$—	$—	$3,376,875

7. Property, Plant and Equipment
Property, plant and equipment consist of the following as of December 31, 2008 and June 30, 2008 and 2007:

	December 31,	June 30,
	2008	2008	2007

Gas transmission and distribution facilities	$49,362,905	$46,187,291	$44,666,105
Land	153,891	137,037	139,132
Buildings and leasehold improvements	2,945,258	2,940,816	2,907,975
Transportation equipment	1,628,103	1,696,286	1,581,196
Computer equipment	3,200,370	3,560,478	4,481,310
Other equipment	3,497,776	3,351,006	3,752,790
Construction work-in-progress	2,494,646	1,136,504	258,029
Producing natural gas properties	3,677,872	3,677,872	2,381,883

	66,960,821	62,687,290	60,168,420

Accumulated depreciation, depletion, and amortization	(32,056,379)	(31,635,871)	(31,008,336)

Total	$34,904,442	$31,051,419	$29,160,084

Property, plant and equipment includes contributions in aid of construction of $1,418,460, $1,423,714 and $1,313,907 at December 31, 2008, and June 30, 2008 and 2007 respectively.
8. Deferred Charges
Deferred charges consist of the following as of December 31, 2008 and June 30, 2008 and 2007:

	December 31,	June 30,
	2008	2008	2007

Regulatory asset for property tax	$1,554,244	$1,707,370	$2,013,623
Regulatory asset for income taxes	452,646	452,646	452,646
Regulatory assets for deferred environmental remediation costs	114,960	149,625	247,617
Rate case costs	18,538	11,525	—
Unamortized debt issue costs	417,768	440,490	317,539

Total	$2,558,156	$2,761,656	$3,031,425

Regulatory assets will be recovered over a period of approximately seven to twenty years.
The regulatory asset for property tax is recovered in rates over a ten-year period starting January 1, 2004. The income taxes and environmental remediation costs earn a return equal to that of the Company’s rate base. No other assets listed above earn a return or are recovered in the rate structure.

9. Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of December 31, 2008, and June 30, 2008 and 2007:

	December 31,	June 30,
	2008	2008	2007

Property tax settlement—current portion	$235,772	$235,772	$243,000
Payable to employee benefit plans	57,617	119,269	132,131
Accrued vacation	464,153	310,472	224,588
Customer deposits	501,248	498,880	394,128
Accrued interest	4,897	276	9,069
Accrued taxes other than income	457,084	474,775	506,448
Deferred short-term gain	—	—	243,519
Deferred payments from levelized billing	2,075,860	554,765	605,031
Other	1,150,817	1,108,503	734,812

Total	$4,947,448	$3,302,712	$3,092,726

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2008 and June 30, 2008 and 2007:

	December 31,	June 30,
	2008	2008	2007

Asset retirement obligation	$746,199	$726,231	$688,371
Customer advances for construction	824,955	734,862	605,221
Deferred gain — long-term	—	—	82,063
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	729,008	972,008	1,215,008

Total	$2,383,323	$2,516,262	$2,673,824

11. Credit Facility and Long-Term Debt
On June 29, 2007, the Company replaced its existing credit facility and long-term notes with a new $20,000,000 revolving credit facility with Bank of America and issued $13,000,000 of 6.16% Senior unsecured notes. The prior Bank of America credit facility had been secured, on an equal and ratable basis with our previously outstanding long-term debt, by substantially all of our assets.
Bank of America Line of Credit The new credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by the Company. At December 31, 2008, we had outstanding letters of credit related to supply contracts totaling $1.2 million. These letters of credit reduce the available borrowings on our line of credit.
For the six months ended December 31, 2008, the weighted average interest rate on the facility was 4.20%.

$13,000,000 6.16% Senior Unsecured Notes — On June 29, 2007, the Company authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes — the Series 1997 Notes, the Series 1993 Notes, and the Series 1992B Industrial Development Revenue Obligations. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $463,000 in new debt issue costs to be amortized over the life of the note.
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

Debt Covenants — The Company’s 6.16% Senior Unsecured Note and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At December 31, 2008 and June 30, 2008 and 2007, the Company believes it was in compliance with the financial covenants under its debt agreements.
12. Employee Benefit Plans
The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. Total contributions to the 401k Plan for the six months ended December 31, 2008 and 2007, and the years ended June 30, 2008, 2007 and 2006 were $170,766, $123,232 (unaudited), $130,107, $132,131, and $272,300 respectively.
The Company makes matching contributions in the form of Company stock equal to 10% of each participant’s elective deferrals in our 401k Plan. The Company contributed shares of our stock valued at $24,735, $21,690, and 19,436 in the fiscal years ended June 30 2008, 2007 and 2006, respectively. The Company contributed shares of our stock valued at $17,493 and $10,908 (unaudited) during the six months ended December 31, 2008 and 2007, respectively. In addition, a portion of our 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most of our employees. The ESOP receives contributions of our common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of our common stock. The Company made no contributions for the six months ended December 31, 2008 and 2007 or the fiscal years ended June 30, 2008 and 2007.
The Company has sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, our Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The 25% in excess of the current COBRA rate is held in the VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. During fiscal 2006, the Company discontinued contributions and is no longer required to fund the Retiree Health Plan. As of December 31, 2008, the value of plan assets is $300,616. The assets remaining in the trust will be used to fund the plan until these assets are exhausted. Therefore, the Company has eliminated any accrual for future contributions to the plan.

13. Income Taxes
Significant components of our deferred tax assets and liabilities as of December 31, 2008, and June 30, 2008 and 2007 are as follows:

	December 31,		June 30,
	2008		2008		2007
	Current	Long-Term	Current	Long-Term	Current	Long-Term
Deferred tax asset:
Allowances for doubtful accounts	$79,323	$—	$58,047	$—	$23,827	$—
Unamortized investment tax credit	—	(17,502)	—	2,806	—	10,907
Contributions in aid of construction	—	334,460	—	349,538	—	318,455
Property, plant, and equipment	—	8,858,733	—	14,432,180	—	—
Other nondeductible accruals	203,893	26,265	359	—	77,445	—
Recoverable purchase gas costs	—	—	—	—	—	—
Derivatives	31,561	—	31,561	—	93,657	—
Deferred incentive and pension accrual	—	4,147	—	60,875	—	14,997
Unrealized loss on securities held for sale	199,454	—	—	—	—	—
Net operating loss (NOL) carryforwards		3,660,736
Other	10,383	972,409	92,588	511,596	—	533,298

Total	524,614	13,839,248	182,555	15,356,995	194,929	877,657

Deferred tax liabilities:
Recoverable purchase gas costs	418,575	—	234,297	—	189,294	—
Property, plant, and equipment	—	—	—	—	—	5,110,398
Debt issue costs	—	—	—	—	—	—
Property tax liability	—	403,341	—	190,134	—	214,028
Covenant not to compete	—	36,010	—	2,624,737	—	42,374
Other	(119,914)	236,701	(33,703)	71,133	(47,735)	96,027

Total	298,661	676,502	200,594	2,886,004	141,559	5,462,827

Net deferred tax asset (liabilities)	225,953	13,163,196	(18,039)	12,470,991	53,370	(4,585,170)
Less valuation allowance	—	(7,469,886))	—	(5,645,416)	—	—

Net deferred tax asset (liabilities)	$225,953	$5,693,310	$(18,039)	$6,825,575	$53,370	$(4,585,170)

Income tax expense for the six months ended December 31, 2008 and 2007 and the years ended June 30, 2008 and 2007 consists of the following:

	December 31,		June 30,
	2008	2007	2008	2007	2006
		(unaudited)
Current income taxes:
Federal	$(120,435)	$232,406	$1,058,405	$957,135	$1,281,537
State	(39,303)	18,847	52,121	164,240	131,331

Total current income taxes	(159,738)	251,253	1,110,526	1,121,375	1,412,868

Deferred income taxes:
Federal	944,144	27,146	241,244	137,881	(240,349)
State	152,582	5,960	1,980	34,470	(42,414)

Total deferred income taxes	1,096,726	33,106	243,224	172,351	(282,763)

Total income taxes before credits	936,988	284,359	1,353,750	1,293,726	1,130,105
Investment tax credit, net	(10,531)	(10,531)	(21,062)	(21,062)	(21,062)

Total income tax expense	$926,457	$273,828	$1,332,688	$1,272,664	$1,109,043

Income tax expense differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

	December 31,		June 30,
	2008	2007	2008	2007	2006
		(unaudited)
Tax expense at statutory rate of 34%	$708,913	$475,253	$1,578,981	$1,200,249	$1,026,763
State income tax, net of federal tax benefit	92,993	65,138	179,835	154,620	132,271
Amortization of deferred investment tax credits	(10,531)	(10,531)	(21,062)	(21,062)	(21,062)
Other	135,082	(256,032)	(405,066)	(61,143)	(28,929)

Total	$926,457	$273,828	$1,332,688	$1,272,664	$1,109,043

Income tax from discontinued operations was $0, $2,499,875, and $265,663 in fiscal years ended June 30, 2008, 2007 and 2006, respectively.

14. Segments of Operations
The following tables set forth summarized financial information for the Company’s natural gas operations, marketing and production operations, pipeline operations, discontinued (formerly propane) operations, and corporate and other operations. The Company classifies its segments to provide investors with the view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production business and from the federally regulated pipeline business. The Company has regulated utility businesses in the states of Montana, Wyoming, North Carolina and Maine and these businesses are aggregated together to form our natural gas operations. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment:
Six Months Ended December 31, 2008

	Natural Gas		Pipeline	Corporate and
	Operations	EWR	Operations	Other	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$29,158,035	$—	$—	$—	$(317,912)	$28,840,123
Marketing and wholesale	—	14,623,793	—	—	(4,932,233)	9,691,560
Pipeline operations	—	—	226,157	—	—	226,157

Total operating revenue	29,158,035	14,623,793	226,157	—	(5,250,145)	38,757,840

Gas purchased	19,777,820	—	—	—	(317,912)	19,459,908
Gas and electric — wholesale	—	12,702,580	—	—	(4,932,233)	7,770,347
Distribution, general, and administrative	5,460,205	205,087	52,114	—	—	5,717,406
Maintenance	317,112	40	2,646	—	—	319,798
Depreciation and amortization	841,405	152,767	29,209	—	—	1,023,381
Taxes other than income	1,260,475	11,155	12,927	—	—	1,284,557

Operating expenses	27,657,017	13,071,629	96,896	—	(5,250,145)	35,575,397

Operating income	1,501,018	1,552,164	129,261	—	—	3,182,443

Other income	160,326	(36,516)	94	(544,253)	—	(420,349)

Interest (expense)	(584,484)	(83,300)	(9,272)	—	—	(677,056)

Income from continuing operations before income taxes	1,076,860	1,432,348	120,083	(544,253)	—	2,085,038
Income taxes (expense)	(518,933)	(550,701)	(45,943)	189,120	—	(926,457)

Net income	$557,927	$881,647	$74,140	$(355,133)	$—	$1,158,581

Capital expenditures and natural gas properties	$4,648,150	$68,700	$—	$—	$—	$4,716,850
Total assets	$59,748,521	$7,819,863	$717,977	$28,468,131	$(20,935,527)	$75,818,965
Equity Method investments	$—	$1,081,423	$—	$—	$—	$1,081,423

Six Months Ended December 31, 2007 (unaudited)

	Natural Gas		Pipeline	Corporate and
	Operations	EWR	Operations	Other	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$21,417,728	$—	$—	$—	$(299,433)	$21,118,295
Marketing and wholesale	—	10,519,272	—	—	(3,511,150)	7,008,122
Pipeline operations	—	—	186,855	—	—	186,855

Total operating revenue	21,417,728	10,519,272	186,855	—	(3,810,583)	28,313,272

Gas purchased	14,271,860	—	—	—	(299,433)	13,972,427
Gas and electric — wholesale	—	9,433,766	—	—	(3,511,150)	5,922,616
Distribution, general, and administrative	4,341,105	188,163	72,640	—	—	4,601,908
Maintenance	323,332	595	1,988	—	—	325,915
Depreciation and amortization	737,472	123,713	28,186	—	—	889,371
Taxes other than income	845,191	8,222	10,200	—	—	863,613

Operating expenses	20,518,960	9,754,459	113,014	—	(3,810,583)	26,575,850

Operating income	898,768	764,813	73,841	—	—	1,737,422

Other income	189,990	67	36	—	—	190,093

Interest (expense)	(461,980)	(59,054)	(8,677)	—	—	(529,711)

Income from continuing operations before income taxes	626,778	705,826	65,200	—	—	1,397,804
Income taxes (expense)	(119,284)	(135,452)	(19,092)	—	—	(273,828)

Net income before extraordinary item	507,494	570,374	46,108	—	—	1,123,976
Extraordinary gain	—			6,819,182		6,819,182

Net income	$507,494	$570,374	$46,108	$6,819,182	$—	$7,943,158

Capital expenditures and natural gas properties	$1,150,194	$197,258	$37,088	$—	$—	$1,384,540

Year Ended June 30, 2008

	Natural Gas		Pipeline	Corporate and
	Operations	EWR	Operations	Other	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$60,093,090	$—	$—	$—	$(754,094)	$59,338,996
Marketing and wholesale	—	29,395,960	—	—	(12,271,879)	17,124,081
Pipeline operations	—	—	370,171	—	—	370,171

Total operating revenue	60,093,090	29,395,960	370,171	—	(13,025,973)	76,833,248

Gas purchased	42,091,491	—	—	—	(754,094)	41,337,397
Gas and electric — wholesale	—	27,105,232	—	—	(12,271,879)	14,833,353
Distribution, general, and administrative	9,710,294	370,374	140,087	441,123	—	10,661,878
Maintenance	641,211	1,094	8,248	—	—	650,553
Depreciation and amortization	1,566,359	242,551	56,384	—	—	1,865,294
Taxes other than income	2,035,403	16,704	28,037	—	—	2,080,144

Operating expenses	56,044,758	27,735,955	232,756	441,123	(13,025,973)	71,428,619

Operating income	4,048,332	1,660,005	137,415	(441,123)	—	5,404,629

Other income	245,487	578	17	69,697	—	315,779

Interest (expense)	(933,655)	(124,827)	(17,863)	—	—	(1,076,345)

Income from continuing operations before income taxes	3,360,164	1,535,756	119,569	(371,426)	—	4,644,063
Income taxes (expense)	(1,091,105)	(343,646)	(40,007)	142,070	—	(1,332,688)

Net income before extraordinary item	2,269,059	1,192,110	79,562	(229,356)	—	3,311,375
Extraordinary gain	—			6,819,182		6,819,182

Net income	$2,269,059	$1,192,110	$79,562	$6,589,826	$—	$10,130,557

Capital expenditures and natural gas properties	$3,578,307	$250,091	$41,434	$—	$—	$3,869,832
Total assets	$49,414,217	$7,486,996	$988,318	$25,713,911	$(25,226,352)	$58,377,090
Equity Method Investments	$—	$1,118,264	$—	$—	$—	$1,118,264

Year Ended June 30, 2007

	Natural Gas		Pipeline	Discontinued
	Operations	EWR	Operations	Operations	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$47,074,560	$—	$—	$—	$(635,054)	$46,439,506
Marketing and wholesale	—	22,466,030	—	—	(9,920,671)	12,545,359
Pipeline operations	—	—	388,175	—	—	388,175

Total operating revenue	47,074,560	22,466,030	388,175	—	(10,555,725)	59,373,040

Gas purchased	34,177,047	—	—	—	(635,054)	33,541,993
Gas and electric — wholesale	—	20,185,304	—	—	(9,920,671)	10,264,633
Distribution, general, and administrative	5,676,195	315,279	206,055	—	—	6,197,529
Maintenance	563,912	297	2,474	—	—	566,683
Depreciation and amortization	1,414,003	222,110	56,373	—	—	1,692,486
Taxes other than income	1,652,661	20,529	23,746	—	—	1,696,936

Operating expenses	43,483,818	20,743,519	288,648	—	(10,555,725)	53,960,260

Operating income	3,590,742	1,722,511	99,527	—	—	5,412,780
Other income	228,515	1,592	11,412	—	—	241,519
Interest (expense)	(1,896,650)	(185,365)	(42,140)	—	—	(2,124,155)

Income from continuing operations before income taxes	1,922,607	1,538,738	68,799	—	—	3,530,144
Income taxes (expense)	(653,130)	(593,078)	(26,456)	—	—	(1,272,664)

Income from continuing operations	1,269,477	945,660	42,343	—	—	2,257,480

Discontinued operations:
Gain from disposal of operations	—	—	—	5,479,166	—	5,479,166
Income from discontinued operations	—	—	—	975,484	—	975,484
Income tax (expense)	—	—	—	(2,499,875)	—	(2,499,875)

Income from discontinued operations	—	—	—	3,954,775	—	3,954,775

Net income	$1,269,477	$945,660	$42,343	$3,954,775	$—	$6,212,255

Capital expenditures and natural gas properties	$2,024,443	$361,379	$21,088	$—	$—	$2,406,910
Total assets	$38,260,280	$5,882,390	$1,003,145	$—	$6,436,001	$51,581,816
Equity Method Investments	$—	$—	$—	$—	$—	$—

Year Ended June 30, 2006

	Natural Gas		Pipeline	Discontinued
	Operations	EWR	Operations	Operations	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$56,044,531	$—	$—	$—	$(592,136)	$55,452,395
Marketing and wholesale	—	32,879,779	—	—	(14,047,850)	18,831,929
Pipeline operations	—	—	411,237	—	—	411,237

Total operating revenue	56,044,531	32,879,779	411,237	—	(14,639,986)	74,695,561

Gas purchased	43,752,966	—	—	—	(592,136)	43,160,830
Gas and electric — wholesale	—	31,285,246	—	—	(14,047,850)	17,237,396
Distribution, general, and administrative	5,830,719	473,341	85,070	—	—	6,389,130
Maintenance	504,473	198	—	—	—	504,671
Depreciation and amortization	1,394,169	221,814	56,064	—	—	1,672,047
Taxes other than income	1,430,101	15,672	7,602	—	—	1,453,375

Operating expenses	52,912,428	31,996,271	148,736	—	(14,639,986)	70,417,449

Operating income	3,132,103	883,508	262,501	—	—	4,278,112
Other income	358,213	32,464	—	—	—	390,677
Interest (expense)	(1,425,186)	(182,422)	(41,290)	—	—	(1,648,898)

Income from continuing operations before income taxes	2,065,130	733,550	221,211	—	—	3,019,891
Income taxes (expense)	(740,624)	(283,339)	(85,080)	—	—	(1,109,043)

Income from continuing operations	1,324,506	450,211	136,131	—	—	1,910,848

Discontinued operations:
Income from discontinued operations	—	—	—	671,485	—	671,485
Income tax (expense)	—	—	—	(265,663)	—	(265,663)

Income from discontinued operations	—	—	—	405,822	—	405,822

Net income	$1,324,506	$450,211	$136,131	$405,822	$—	$2,316,670

Capital expenditures and natural gas properties	$1,744,046	$114,747	$6,801	$—	$—	$1,865,594
Equity Method Investments	$—	$—	$—	$—	$—	$—

15. Stockholders’ Equity
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
Purchases of Equity Securities by Our Company and Affiliated Purchasers

			Total number of	Maximum number of
			shares purchased as	shares that may yet be
	Total Shares	Average price	part of publicly	purchased under the
Period	Purchased	paid per share	announced plans	stock repurchase plan

May 30, 2007 – June 30, 2007	219,522	$10.00	219,522
July 1, 2007 – June 30, 2008	16,780	$9.50	16,780
July 1, 2008 – December 31, 2008	53,416	$7.60	53,416

	289,718		289,718	158,782

All shares adjusted for 3-for-2 stock split effectuated February 1, 2008.
On February 13, 2007, our Board of Directors approved a stock repurchase plan whereby the company intends to buy back up to 448,500 shares of the company’s common stock. We began this stock buyback on May 30, 2007. The stock repurchases included 217,500 shares from Mr. Mark Grossi, one of our directors. During the six months ended December 31, 2008, we repurchased 53,416 shares of common stock.
2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 shares of our common stock to be issued to certain key employees. As of December 31, 2008, there are 29,500 options outstanding and the maximum number of shares available for future grants under this plan is 63,500 shares. Additionally, our 1992 Stock Option Plan (the “1992 Option Plan”), which expired in September 2002, provided for the issuance of up to 100,000 shares of our common stock pursuant to options issuable to certain key employees. Under the 2002 Option Plan and the 1992 Option Plan (collectively, “the Option Plans”), the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 100% of the fair market value if the employee owns more than 10% of our outstanding common stock). Pursuant to the Option Plans, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance. When the 1992 Option Plan expired in September 2002, 12,600 shares remained unissued and were no longer available for issuance.
During fiscal year 2008, 54,375 stock options were exercised in a noncash transaction for the exercise price of $333,988. As part of the transaction, 37,500 shares were canceled and returned to authorized/unissued stock at a value of $374,499. These shares were accepted by the Company as total payment of the exercise price and the employee’s share of related payroll taxes.
SFAS No. 123 Disclosures — Effective July 1, 2005, we have adopted the provisions of SFAS No. 123 Accounting for Stock-Based Compensation. See Note 1 for the related pro forma disclosures, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing.

A summary of the status of our stock option plans as of December 31, 2008, and June 30, 2008 and 2007, and changes during the six months and years ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding June 30, 2005	189,000	$5.56
Granted	72,750	$6.74
Exercised	(3,750)	$5.66
Expired	(39,750)	$—

Outstanding June 30, 2006	218,250	$5.56
Granted	45,000	$7.03
Exercised	(93,750)	$5.47
Expired	(4,500)	$—

Outstanding June 30, 2007	165,000	$5.98
Granted	30,000	$6.59
Exercised	(109,500)	$3.82
Expired	(66,000)	$—

Outstanding June 30, 2008	19,500	$9.10
Granted	10,000	$7.10
Exercised	—	$—
Expired	—	$—

Outstanding December 31, 2008	29,500	$8.42	$20,210

Exerciseable December 31, 2008	10,000	$9.22	$2,900

The weighted average fair value of options granted during the six months ended December 31, 2008 and years ended June 30, 2008, 2007 and 2006 was $2.52, $2.33, $2.50, and $3.11, respectively. At December 31, 2008, there was $36,382 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a period of three years.

The following information applies to options outstanding at December 31, 2008:

				Weighted
				Average
			Weighted	Remaining		Weighted
			Average	Contractual		Average
Grant	Exercise	Number	Exercise	Life	Number	Exercise
Date	Price	Outstanding	Price	(Years)	Exercisable	Price

1/6/2006	$6.35	4,500	$6.35	2.01	—	$6.35
12/1/2007	$9.93	15,000	$9.93	8.92	7,500	$9.93
12/1/2008	$7.10	10,000	$7.10	9.92	2,500	$7.10

		29,500			10,000

The weighted-average exercise price per stock option granted during the six months ended December 31, 2008 and 2007 (unaudited) and the years ended June 30, 2008 and 2007 was $7.10 $9.88 (unaudited), $9.88, and $7.04, respectively. For the six months ended December 31, 2008 and 2007, and the years ended June 30, 2008 and 2007, all stock options granted have an exercise price equal to the fair market value of the Company’s stock at the date of grant.
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

16. Commitments and Contingencies
Commitments — In 2000, the Company entered into a ten year transportation agreement with Northwestern Energy that fixed the cost of pipeline and storage capacity. Based on original contract prices, the minimum obligation under this agreement at December 31, 2008 is as follows:

Year ending December 31:
2009	$4,258,896
2010	1,064,724

Total	$5,323,620

The Company’s operating unit, Bangor Gas Company, LLC entered into an agreement with Maritimes and Northeast Pipeline for the transportation and storage of natural gas. Future obligations due to Maritimes and Northeast Pipeline consist of the following:

Year ending December 31:
2009	$500,874
2010	500,874
2011	500,874
2012	500,874
2013	500,874
Thereafter	2,093,348

Total	$4,597,718

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
At December 31, 2008, we had incurred cumulative costs of approximately $2.1 million in connection with our evaluation and remediation of the site. On May 30, 1995, we received an order from the Montana Public Service Commission (“MPSC”) allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 2008, we had recovered approximately $2.0 million through such surcharges. As of December 31, 2008, the cost remaining to be recovered through the on-going rate is $115,000.
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
Litigation — The Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

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
Operating Leases — The Company leases certain properties including land, office buildings, and other equipment under non-cancelable operating leases through fiscal 2009. The future minimum lease payments on these leases are as follows:

Year ended:
December 31, 2009	133,367
December 31, 2010	25,420
December 31, 2011	9,771
December 31, 2012	7,126
December 31, 2013	3,147
Thereafter	62,497

$241,328

Lease expense from continuing operations resulting from operating leases for the six months ended December 31, 2008 and 2007 and the years ended June 30, 2008, 2007 and 2006 totaled $149,563, $78,603 (unaudited), $233,947, $90,624 and $90,624, respectively.
17. Financial Instruments and Risk Management
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
The Company accounts for certain of such purchases or sale agreements in accordance with SFAS No. 133. Under SFAS 133, such contracts are reflected in our financial statements as derivative assets or derivative liabilities and valued at “fair value,” determined as of the date of the balance sheet. Fair value accounting treatment is also referred to as “mark-to-market” accounting. Mark-to-market accounting results in disparities between reported earnings and realized cash flow, because changes in the derivative values are reported in our Consolidated Statement of Income as an increase or (decrease) in “Revenues — Gas and Electric — Wholesale” without regard to whether any cash payments have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts and their hedges are realized over the life of the contracts. SFAS No. 133 requires that contracts for purchase or sale at fixed prices and volumes must be valued at fair value (under mark-to-market accounting) unless the contracts qualify for treatment as a “normal purchase or normal sale.”

Quoted market prices for natural gas derivative contracts of the Company and its subsidiaries are generally not available. Therefore, to determine the fair value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and forecasted pricing information.
As of December 31, 2008, all of the Company’s contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or a normal sale.”
18. Pending Acquisitions
As previously disclosed, on September 12, 2008, we entered into a stock purchase agreement with Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith (collectively, the “Sellers”) whereby we agreed to purchase all of the common stock of Lightning Pipeline Co. (“Lightning Pipeline”), Great Plains Natural Gas Company (“Great Plains”), Brainard Gas Corp. (“Brainard”) and all of the membership units of Great Plains Land Development Co., Ltd. (“GPL”), which companies are primarily owned by an entity controlled by Mr. Osborne and wholly-owned by the Sellers, for a purchase price of $34.3 million. Pursuant to the agreement, we will acquire Orwell Natural Gas Company (“Orwell”), a wholly-owned subsidiary of Lightening Pipeline and Northeast Ohio Natural Gas Corp. (“NEO”), a wholly-owned subsidiary of Great Plains. Orwell, NEO and Brainard are natural gas distribution companies that serve approximately 21,000 customers in Northeastern Ohio and Western Pennsylvania. This acquisition will increase our customers by more than 50%.
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
The transaction is expected to close in the second half of 2009 but there can be no assurances that the transaction will be completed on the proposed terms or at all. The closing is subject to customary closing conditions, including the approval of applicable regulators.

19. Quarterly Information (Unaudited)
Quarterly results (unaudited) for the six months ended December 31, 2008 and 2007 and the years ended June 30, 2008 and 2007 are as follows (in thousands, except per share data):
Six Months Ended December 31, 2008

	For the quarters ended
	September 30	December 31
	2008	2008

Revenues	$13,987	$24,771
Gross margin	$4,544	$6,984
Operating income	$711	$2,471

Income (loss) before extraordinary items	$386	$773
Extraordinary gain	$0	$0
Net income (loss)	$386	$773

Basic earnings (loss) before extraordinary items per common share	$0.09	$0.18
Basic earnings (loss) per common share — extraordinary gain	$0.00	$0.00

Basic earnings (loss) per common share — net income	$0.09	$0.18

Diluted earnings (loss) per share	$0.09	$0.18
Diluted earnings (loss) per share — extraordinary gain	$0.00	$0.00

Diluted earnings (loss) per share — net income	$0.09	$0.18

Year Ended June 30, 2008

	For the quarters ended
	September 30	December 31	March 31	June 30
	2007	2007	2008	2008

Revenues	$6,951	$20,171	$30,878	$18,833
Gross margin	$2,675	$5,742	$7,639	$4,606
Operating income	$117	$1,620	$3,553	$114

Income (loss) before extraordinary items	$75	$1,049	$2,307	$(120)
Extraordinary gain	$0	$6,819	$0	$0
Net income (loss)	$75	$7,868	$2,307	$(120)

Basic earnings (loss) before extraordinary items per common share	$0.02	$0.24	$0.53	$(0.03)
Basic earnings (loss) per common share — extraordinary gain	$0.00	$1.59	$0.00	$0.00

Basic earnings (loss) per common share — net income	$0.02	$1.83	$0.53	$(0.03)

Diluted earnings (loss) per share	$0.02	$0.24	$0.53	$(0.03)
Diluted earnings (loss) per share — extraordinary gain	$0.00	$1.58	$0.00	$0.00

Diluted earnings (loss) per share — net income	$0.02	$1.83	$0.53	$(0.03)

Year Ended June 30, 2007

	For the quarters ended
	September 30	December 31	March 31	June 30
	2006	2006	2007	2007

Revenues	$8,456	$18,041	$21,516	$11,360
Gross margin	$3,200	$5,566	$6,935	$3,225
Operating income	$326	$2,121	$2,358	$606

Income (loss) from continuing operations	$4	$1,113	$1,293	$(152)
Discontinued operations	$(199)	$157	$636	$3,360
Net income (loss)	$(195)	$1,270	$1,929	$3,208

Basic earnings (loss) per common share — continuing operations	$0.00	$0.25	$0.29	$(0.03)
Basic earnings (loss) per common share — discontinued operations	$(0.05)	$0.04	$0.14	$0.76

Basic earnings (loss) per common share — net income	$(0.04)	$0.29	$0.43	$0.72

Diluted earnings (loss) per share — continuing operations	$0.00	$0.25	$0.28	$(0.03)
Diluted earnings (loss) per share — discontinued operations	$(0.04)	$0.04	$0.14	$0.75

Diluted earnings (loss) per share — net income	$(0.04)	$0.28	$0.42	$0.71

Certain revenue items have been restated from prior published reports.

EXHIBIT INDEX

3.1	(a)	Restated Articles of Incorporation. Filed as Exhibit 3.1 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996 and incorporated herein by reference
3.1	(b)
Articles of Amendment to the Articles of Incorporation dated January 28, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2008 and incorporated herein by reference

3.1	(c)
Articles of Amendment to the Articles of Incorporation dated December 5, 2007. Filed as Exhibit 3.1(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference

3.1	(d)
Articles of Amendment to the Articles of Incorporation dated May 29, 2007. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2007, and incorporated herein by reference

3.2		Amended and Restated Bylaws. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on March 5, 2004 and incorporated herein by reference
3.2	(a)	Amendment No. 3 to Amended and Restated Bylaws dated August 12, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2008 and incorporated herein by reference
3.2	(b)	Amendment No. 2 to Amended and Restated Bylaws dated April 10, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 10, 2008 and incorporated herein by reference
3.2	(c)	Amendment No. 1 to Amended and Restated Bylaws dated November 14, 2007. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2007 and incorporated herein by reference
10.1
Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1997 Notes. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference

10.2
Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and US Bank National Association, as Successor Trustee for the Series 1993 Notes. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference.

10.3
Discharge of Obligor under Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1992-B Bonds. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference

10.4
Note Purchase Agreement dated June 29, 2007, between the Registrant and various Purchasers relating to 6.16% Senior Unsecured Notes due June 29, 2017. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference

10.5
Credit Agreement dated as of June 29, 2007, by and among the Registrant and various financial institutions and LaSalle Bank National Association. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference.

10.6
Amendment dated October 22, 2007 to the Credit Agreement among the Registrant, various financial institutions and LaSalle Bank National Association, as agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2007 and incorporated herein by reference

10.7	†	Energy West, Incorporated 2002 Stock Option Plan. Filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed on October 30, 2002, and incorporated herein by reference
10.8	*†	First Amendment to Energy West Incorporated 2002 Stock Option Plan

10.9	†	Employee Stock Ownership Plan Trust Agreement. Filed as Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-1672) is incorporated herein by reference
10.10	†	Management Incentive Plan. Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, filed on July 8, 1997, and incorporated herein by reference
10.11	†
Energy West Senior Management Incentive Plan. Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, filed on September 30, 2002, and incorporated herein by reference

10.12	†
Energy West Incorporated Deferred Compensation Plan for Directors. Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, filed on September 30, 2002, and incorporated herein by reference

10.13	*†	Amended and Restated Energy West Incorporated Deferred Compensation Plan for Directors
10.14
Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated October 24, 2007. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.15
First Amendment to Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated December 17, 2007. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference

10.16
Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.17
Amendment No. 1 to Stock Purchase Agreement dated April 11, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.18
Amendment No. 2 to Stock Purchase Agreement dated August 7, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.19
Amendment No. 3 to Stock Purchase Agreement, dated November 28, 2007, by and between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference

10.20
Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.21
Amendment Number 1 to Stock Purchase Agreement dated August 2, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference

10.22
Stock Purchase Agreement dated December 18, 2007 between the Registrant, Dan F. Whetstone, Pamela R. Lowry, Paula A. Poole, William J. Junkermier and Roger W. Junkermier. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference

10.23
First Amendment to Stock Purchase Agreement dated as of November 11, 2008, between Dan F. Whetstone, Pamela R. Lowry, Paula A. Poole, William J. Junkermier, Roger W. Junkermiern and Energy West, Incorporated. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 11, 2008 and incorporated herein by reference

10.24
Non-Competition and Non-Disclosure Agreement dated December 18, 2007 between the Registrant and Daniel F. Whetstone. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference

10.25
Lease Agreement dated February 25, 2008 between OsAir, Inc. and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2008 and incorporated herein by reference

10.26	†
Employment Agreement dated November 16, 2007 between James W. Garrett and the Registrant. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2007 and incorporated herein by reference

10.27	*†	First Amendment to Employment Agreement dated as of December 31, 2008, between Energy West, Incorporated and James W. Garrett
10.28
Gas Sales Agreement dated as of July 1, 2008 between John D. Oil & Gas Marketing Co., LLC, Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company and Brainard Gas Corp. Filed as Exhibit 10.25 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.29
Natural Gas Transportation Service Agreement dated as of July 1, 2008 between Orwell-Trumbull Pipeline Co., LLC, Orwell Natural Gas Company and Brainard Gas Corp. Filed as Exhibit 10.26 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.30
Transportation Service Agreement dated as of July 1, 2008 between Cobra Pipeline Co., Ltd., Northeast Ohio Natural Gas Company, Orwell Natural Gas Company and Brainard Gas Corp. Filed as Exhibit 10.27 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.31
First Amendment dated July 1, 2008 to the Orwell-Trumbull Pipeline Co., LLC Operations Agreement between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as Exhibit 10.28 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.32
Orwell-Trumbull Pipeline Co., LLC Operations Agreement dated January 1, 2008 between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as Exhibit 10.29 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.33
Triple Net Lease Agreement dated as of July 1, 2008 between Station Street Partners, LLC and Orwell Natural Gas Company. Filed as Exhibit 10.30 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.34
Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Orwell Natural Gas Company. Filed as Exhibit 10.31 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference.

10.35
Triple Net Lease Agreement dated as of July 1, 2008 between Richard M. Osborne, Trustee and Orwell Natural Gas Company. Filed as Exhibit 10.32 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.36
Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Northeast Ohio Natural Gas Company. Filed as Exhibit 10.33 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.37
Stock purchase agreement dated September 12, 2008, between Energy West, Incorporated, and Richard M. Osborne, trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan, and Thomas J. Smith, filed as exhibit 10.1 to the registrant’s current report on Form 8-K dated September 17, 2008, and incorporated herein by reference Filed as Exhibit 10.34 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.38	†
Employment Agreement dated August 25, 2006 between Energy West, Incorporated and Kevin J. Degenstein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2006 and incorporated herein by reference

10.39	*†	First Amendment to Employment Agreement dated as of December 31, 2008, between Energy West, Incorporated and Kevin J. Degenstein
10.40	†*	Employment Agreement dated April 13, 2007 between Energy West, Incorporated and David C. Shipley
14		Code of Business Conduct, filed as Exhibit 14 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2006 and incorporated herein by reference.
21	*	Company Subsidiaries
23.1	*	Consent of Hein & Associates LLP
31	*	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management agreement or compensatory plan or arrangement.

*	Filed herewith.