Form 10-Q
period 2009-03-31
ENERGY WEST INC
filed 2009-05-15
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (406) 791-7500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 1, 2009 was 4,353,585 shares.
As used in this Form 10-Q, the terms “company”, “Energy West”, “Registrant”, “we”, “us”, and “our” mean Energy West, Incorporated and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of March 31,2009.

ENERGY WEST, INCORPORATED
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

ENERGY WEST INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	2009	2008	2008
	(unaudited)		(audited)
ASSETS
Current Assets:
Cash	$1,419,502	$2,264,078	$1,065,529
Marketable securities	3,158,289	301,989	3,376,875
Accounts and notes receivable less $279,033, $195,384, and $207,942, respectively, allowance for bad debt	7,719,238	7,261,014	7,430,694
Unbilled gas	3,090,245	2,783,185	4,839,138
Derivative assets	—	92,258	—
Natural gas and propane inventories	308,719	442,069	9,891,802
Materials and supplies	1,178,781	972,792	1,175,596
Prepayments and other	592,877	565,366	422,514
Income tax receivable	—	1,005,762	1,014,806
Recoverable cost of gas purchases	920,872	2,158,343	2,041,280
Deferred tax asset	1,041,679	—	225,953

Total current assets	19,430,202	17,846,856	31,484,187

Property, Plant and Equipment, Net	35,922,043	30,119,485	34,904,442

Deferred Tax Assets — Long-Term	5,238,266	7,095,185	5,693,310
Deferred Charges	2,422,311	2,820,116	2,558,156
Other Investments	1,323,298	597,792	1,081,423
Other Assets	94,646	405,046	97,447

TOTAL ASSETS	$64,430,766	$58,884,480	$75,818,965

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Bank overdraft	$463,700	$—	$773,199
Accounts payable	5,092,863	6,035,241	5,783,927
Line of credit	5,595,000	—	17,551,276
Derivative liabilities	—	92,423	—
Accrued taxes	478,818	—	—
Deferred income taxes	—	73,711	—
Accrued and other current liabilities	4,339,533	4,214,539	4,982,684
Overrecovered gas purchases	1,435,172	1,513,240	1,022,853

Total current liabilities	17,405,086	11,929,154	30,113,939

Other Obligations:
Deferred investment tax credits	234,300	255,362	239,565
Other long-term liabilities	2,398,502	2,515,564	2,383,323

Total	2,632,802	2,770,926	2,622,888

Long-Term Debt	13,000,000	13,000,000	13,000,000

Commitments and Contingencies (see note 11)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 5,000,000 shares authorized, 4,299,536, 4,346,644 and 4,296,603 shares outstanding at March 31, 2009 and 2008, and December 31, 2008 respectively	652,943	651,997	652,503
Treasury stock	(8,012)	—	(8,012)
Capital in excess of par value	5,952,168	6,192,241	5,926,028
Accumulated other comprehensive income	(453,665)	—	(319,147)
Retained earnings	25,249,444	24,340,162	23,830,766

Total stockholders’ equity	31,392,878	31,184,400	30,082,138

TOTAL CAPITALIZATION	44,392,878	44,184,400	43,082,138

TOTAL LIABILITIES AND CAPITALIZATION	$64,430,766	$58,884,480	$75,818,965

The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
REVENUES:
Natural gas operations	$26,141,570	$24,167,479
Gas and electric—wholesale	5,079,587	6,620,996
Pipeline operations	112,666	89,797

Total revenues	31,333,823	30,878,272

EXPENSES:
Gas purchased	19,434,852	17,709,457
Gas and electric—wholesale	4,124,894	5,529,655

Total cost of sales	23,559,746	23,239,112

GROSS MARGIN	7,774,077	7,639,160
Distribution, general, and administrative	2,895,554	2,750,428
Maintenance	171,407	203,190
Depreciation and amortization	513,674	487,248
Taxes other than income	629,580	644,844

Total expenses	4,210,215	4,085,710

OPERATING INCOME	3,563,862	3,553,450
OTHER (LOSS) INCOME	(24,979)	48,157
INTEREST EXPENSE	(345,952)	(287,748)

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	3,192,931	3,313,859
INCOME TAX EXPENSE	(1,230,208)	(1,006,561)

NET INCOME	$1,962,723	$2,307,298

BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$0.46	$0.53

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$0.46	$0.53

DIVIDENDS DECLARED PER COMMON SHARE:	$0.12	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,298,092	4,337,363
Diluted	4,301,522	4,342,462
The accompanying notes are an integral part of these condensed financial statements.

ENERGY WEST, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,962,723	$2,307,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including deferred charges and financing costs	606,456	607,032
Stock-based compensation	26,579	—
Derivative assets	—	(28,072)
Derivative liabilities	—	28,066
Deferred gain	—	(60,046)
Investment tax credit	(5,265)	(5,265)
Deferred income taxes	738,193	(1,092,811)
Changes in assets and liabilities:
Accounts and notes receivable	1,460,348	834,215
Natural gas and propane inventories	9,583,082	7,628,536
Accounts payable	(708,840)	(762,765)
Recoverable/refundable cost of gas purchases	1,532,727	(261,118)
Prepayments and other	(170,363)	72,490
Asset retirement obligation liability	9,984	—
Other assets & liabilities	(141,797)	(899,505)

Net cash provided by operating activities	14,893,827	8,368,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(1,888,448)	(1,005,080)
Purchase of marketable securities	—	(301,989)
Other investments	(241,875)	46,985
Customer advances received for construction	5,195	72,436
Increase (decrease) from contributions in aid of construction	7,436	(5,521)

Net cash used in investing activities	(2,117,692)	(1,193,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	—
Proceeds from lines of credit	1,700,000	4,000,000
Repayment of notes payable	(13,600,000)	(10,525,495)
Repurchase of common stock	—	(10,740)
Sale of common stock	—	188,331
Dividends paid	(522,162)	(468,165)

Net cash used in financing activities	(12,422,162)	(6,816,069)

NET INCREASE IN CASH AND CASH EQUIVALENTS	353,973	358,817

CASH AND CASH EQUIVALENTS:
Beginning of period	1,065,529	1,905,261

End of period	$1,419,502	$2,264,078

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of Presentation
Effective December 31, 2008, the Company changed its fiscal year end from June 30 to December 31.
This change was made in order to align the Company’s fiscal year end with other companies within the industry. The resulting six-month period ended December 31, 2008 may be referred to herein as the “Transition Period.”
The accompanying unaudited condensed consolidated financial statements of Energy West, Incorporated and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for future fiscal periods. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/T for the Transition Period ended December 31, 2008.
Certain reclassifications of prior year reported amounts have been made for comparative purposes. Contributions in Aid of Construction were reclassified to offset net fixed assets. Additionally, recoverable costs of gas were separated into assets and liabilities.
The Company is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. We were originally incorporated in Montana in 1909. The Company currently has four reporting segments:

• Natural Gas Operations
Annually, the Company distributes approximately 26 billion cubic feet of natural gas to approximately 37,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine and Elkin, North Carolina. The approximate population of the service territories is 177,000. The operation in Elkin, North Carolina was added October 1, 2007. The operation in Bangor, Maine was added December 1, 2007.

• Marketing and Production Operations (EWR)
Annually, the Company markets approximately 2.3 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manages midstream supply and production assets for transportation customers and utilities through its subsidiary, Energy West Resources, Inc. (EWR). EWR owns an average 60% gross working interest (an average 51% net revenue interest) in 160 natural gas producing wells and gas gathering assets. Energy West Propane, Inc. dba Missouri River Propane (MRP), the Company’s small Montana wholesale distribution company that sells propane to its affiliated utility, is also reported in marketing and production operations.

• Pipeline Operations (EWD)
The Company owns the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary Energy West Development, Inc. (EWD). Certain natural gas producing wells owned by the Company’s pipeline operations are being managed and reported under our marketing and production operations.

• Corporate and Other
The corporate and other segment was created to accumulate revenues and expenses that are not allocable to our utilities or other operations. Reported in corporate and other for the three months ended March 31, 2009 are costs associated with business development and acquisitions, and dividend income from marketable securities.

NOTE 1 — MARKETABLE SECURITIES
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
The following is a summary of available-for-sale securities at March 31, 2009:

	March 31, 2009
	Investment	Unrealized	Estimated
	at cost	losses	Fair Value

Common Stock	$3,895,476	$(737,187)	$3,158,289

As of March 31, 2009 unrealized loss on available-for-sale securities of $453,665 (net of $283,522 in taxes) was included in accumulated other comprehensive income in the accompanying unaudited Condensed Consolidated Balance Sheets.
NOTE 2 — FAIR VALUE MEASUREMENTS
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
Valuation Hierarchy
In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2009:

	March 31, 2009
	Level I	Level 2	Level 3	TOTAL
Available-for-sale securities	$3,158,289	—	—	$3,158,289

Total assets at fair value	$3,158,289	$—	$—	$3,158,289

NOTE 3 — DEFERRED CHARGES
Deferred Charges consist of the following:

	March 31,		December 31,
	2009	2008	2008

Regulatory asset for property taxes	$1,477,683	$1,755,654	$1,554,244
Regulatory asset for income taxes	452,645	480,926	452,646
Regulatory asset for deferred environmental remediation costs	67,040	171,684	114,960
Rate case costs	18,538	—	18,538
Unamortized debt issue costs	406,405	411,852	417,768

Total	$2,422,311	$2,820,116	$2,558,156

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
NOTE 4 — ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	March 31		December 31
	2009	2008	2008

Property tax settlement—current portion	$242,120	$242,120	$235,772
Payable to employee benefit plans	92,091	98,808	57,617
Accrued vacation	536,268	289,781	464,153
Customer deposits	500,811	452,671	501,248
Accrued interest	207,597	157,684	4,897
Accrued taxes other than income	845,684	729,771	492,320
Deferred short-term gain	—	142,775	—
Customer prepayments from levelized billing	1,017,353	876,792	2,075,860
Other	897,609	1,224,137	1,150,817

Total	$4,339,533	$4,214,539	$4,982,684

NOTE 5 — OTHER LONG TERM LIABILITIES
Other long-term liabilities consist of the following:

	March 31,		December 31
	2009	2008	2008

Asset retirement obligation	$756,183	$716,766	$746,199
Customer advances for construction	830,150	743,629	824,955
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	729,008	972,008	729,008

Total	$2,398,502	$2,515,564	$2,383,323

NOTE 6 — LINES OF CREDIT AND LONG-TERM DEBT
The Company funds its operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, the Company has used the working capital line of credit portion of the credit facility with Bank of America, N.A. (“Bank of America”) (fka LaSalle Bank, N.A.) The Company has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, the Company’s short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.
Bank of America Line of Credit — On June 29, 2007, the Company established its five-year unsecured credit facility with Bank of America, replacing a previous $20 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by the Company.
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
Debt Covenants — The Company’s 6.16% Senior Unsecured Notes and the Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At March 31, 2009, the Company believes it was in compliance with the financial covenants under its debt agreements.
At March 31, 2009, the Company had approximately $1.4 million in cash ($956,000 net of bank overdrafts). In addition, at March 31, 2009, the Company had $5.6 million in borrowings under the Bank of America revolving line of credit. At March 31, 2009, the Company had outstanding letters of credit related to supply contracts totaling $1.2 million, which reduced available borrowings. The Company’s net availability at March 31, 2009, was $13.2 million under the Bank of America revolving line of credit.
The total amount outstanding under all of the Company’s long-term debt obligations was $13.0 million at March 31, 2009, and 2008. The portion of such obligations due within one year was $0 at March 31, 2009 and 2008.

NOTE 7 — INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended
	March 31,
	2009	2008

Income tax from continuing operations:
Tax expense at statutory rate of 34%	$1,085,597	$1,159,851
State income tax expense, net of federal tax expense	72,914	74,529
Amortization of deferred investment tax credits	(5,265)	(5,265)
Other	76,962	(222,554)

Total income tax expense	$1,230,208	$1,006,561

Other includes an adjustment for prior year actual tax expense from amounts that had been estimated and accrued.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 are applied to all tax positions. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. During the three months ended March 31, 2009, no adjustments were recognized for uncertain tax positions.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax benefits were accrued at March 31, 2009.
The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

NOTE 8 — SEGMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2009	2008

Gross margin (operating revenue less cost of gas purchased):
Natural gas operations	$6,706,718	$6,458,022
EWR	954,693	1,091,341
Pipeline operations	112,666	89,797

	$7,774,077	$7,639,160

Operating income (loss):
Natural gas operations	$2,768,806	$2,558,912
EWR	744,188	954,819
Pipeline operations	50,868	39,719

	$3,563,862	$3,553,450

Net income (loss):
Natural gas operations	$1,538,833	$1,610,688
EWR	422,915	671,125
Pipeline operations	29,508	21,805
Corporate and other operations	(28,533)	3,680

	$1,962,723	$2,307,298

NOTE 9 — STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of March 31, 2009, there were 29,500 options outstanding, and the maximum number of shares available for future grants under this plan is 63,500 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the Company’s outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.
SFAS No. 123 Disclosures — Effective July 1, 2005, the Company has adopted the provisions of SFAS No. 123 Accounting for Stock-Based Compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing.
No options were granted in the quarters ended March 31, 2009 and 2008. At March 31, 2009 and 2008, a total of 29,500 and 19,500 options were outstanding, respectively.

A summary of the status of the Company’s stock option plans as of March 31, 2009, December 31, 2008 and June 30, 2008 and changes during the periods ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding June 30, 2008	19,500	$9.10
Granted	10,000	$7.10
Exercised	—	$—
Expired	—	$—

Outstanding December 31, 2008	29,500	$8.42
Granted	—	$—
Exercised	—	$—
Expired	—	$—

Outstanding March 31, 2009	29,500	$8.42	$19,050

Exercisable March 31, 2009	17,500	$9.52	$2,700

The following information applies to options outstanding at March 31, 2009:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
Grant	Number	Exercise	Life	Number
Date	Outstanding	Price	(Years)	Exercisable

1/6/2006	4,500	$6.35	1.8	0
12/1/2007	15,000	$9.93	1.0	15,000
12/1/2008	10,000	$7.10	9.6	2,500

	29,500			17,500

NOTE 10 — COMPREHENSIVE INCOME
Comprehensive income includes net income and other comprehensive income, which for the Company is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of income in computing net income and reported separately in shareholders’ equity. Comprehensive income and its components are as follows:

	Three months ended		Six months ended
	March 31,		December 31,
	2009	2008	2008
Net income	$1,962,723	$2,307,298	$1,158,581
Other comprehensive income
Change in unrealized loss on available-for-sale securities, net of tax	(453,665)	—	(319,147)

Comprehensive income	$1,509,058	$2,307,298	$839,434

Other comprehensive income is reported net of tax of $283,522 as of March 31, 2009 and $199,454 as of December 31, 2008.
NOTE 11 — CONTINGENCIES
Derivative Contingencies — Among the risks involved in natural gas marketing is the risk of nonperformance by counterparties to contracts for purchase and sale of natural gas. The Company’s marketing operation is party to certain contracts for purchase or sale of natural gas at fixed prices for fixed time periods. These qualify for treatment as a “normal purchase or normal sale” under SFAS 133.
Legal Proceedings — The Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.
On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (Shelby) alleges a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. Shelby is seeking damages and injunctive relief prohibiting EWR from further breaching the contract. The parties have filed cross motions for summary judgment which are pending. The court has set oral arguments for the pending motions for July 24, 2009. The Company believes this lawsuit to be without merit and is vigorously defending the allegations.
In the Company’s opinion, the outcome of these lawsuits, including the Shelby litigation, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS
Recently adopted
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we elected to implement this statement with the one-year deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we have adopted the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS141R requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS141R requires that acquisition-related costs will be generally expensed as incurred and also expands the disclosure requirements for business combinations. The effective date of SFAS 141R is for years beginning after December 15, 2008. We have adopted SFAS 141R on our consolidated financial statements, effective January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Accounting for Noncontrolling Interests (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51 and establishes standards of accounting and reporting on non-controlling interests in consolidated statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The effective date of SFAS 160 is for fiscal years beginning after December 15, 2008. We have adopted SFAS 160 on our consolidated financial statements, effective January 1, 2009.
In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. We implemented SFAS No. 161 on January 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We have adopted FAS FSP 142-3 on our consolidated financial statements, effective January 1, 2009.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009. We have adopted FSP EITF 03-6-1 on our consolidated financial statements, effective January 1, 2009.
Recently Issued
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The Statement becomes effective 60 days following the approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to the auditing literature. The adoption of SFAS 162 will not have an impact on the Company’s financial position, results of operations or cash flows.
FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), increases the frequency of fair value disclosures required by Statements of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107). FSP 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Based on our evaluation of FSP 107-1, we expect to provide the disclosures required in SFAS No. 107 in interim periods beginning in June 2009.
In April 2009, the FASB issued Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased. FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect the implementation of FSP FAS 157-4 to have a material impact on our consolidated financial statements.

In April 2009, the FASB also issued Recognition and Presentation of Other-Than-Temporary Impairments, (FSP FAS 115-2 and FAS 124-2) which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We do not expect the implementation of FSP FAS 115-2 and FAS 124-2 to have a material impact on our consolidated financial statements.

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
Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the SEC and our reports to shareholders, involve known and unknown risks and other factors that may cause our company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in the our Annual Report on Form 10-K/T for the fiscal year ended December 31, 2008 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.
Overview
We are a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. We distribute 26 billion cubic feet (bcf) of natural gas annually to approximately 37,000 residential, commercial and industrial customers. In addition to our core natural gas distribution business, we market approximately 2.3 bcf of natural gas annually to commercial and industrial customers in Montana and Wyoming. We also have an average 60% gross working interest (average 51% net revenue interest) in 160 natural gas producing wells and gas gathering assets that provide our marketing and production operation with a partial hedge when gas prices are greater than the cost of production. In addition, we own the Shoshone interstate and the Glacier gathering pipelines located in Montana and Wyoming. We have four reporting segments. Our primary segments are natural gas operations, marketing and production operations and pipeline operations. Our other segment is corporate and other.
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
New Holding Company Structure
We filed applications with the Montana Public Service Commission (“MPSC”) and the Wyoming Public Service Commission (“WPSC”) to reorganize our operations into a holding company structure. We have received approval from the WPSC and expect a response from the MPSC in the next few months. We believe that a holding company structure will provide us the flexibility to make future acquisitions through subsidiaries of the holding company rather than Energy West or our subsidiaries.
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
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K/T for the transition period ended December 31, 2008. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2009 and for the three month period ended March 31, 2009. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Net Income (Loss) — Our net income for the three months ended March 31, 2009 was approximately $2.0 million compared to net income of approximately $2.3 million for the three months ended March 31, 2008, a decrease of $300,000. This reduction was primarily due to a decrease in net income from our gas marketing and production operation of $248,000, lower net income from our natural gas operations of $72,000 and the net loss from our corporate and other segment of $28,000.
Revenues — Our revenues for the three months ended March 31, 2009 were approximately $31.3 million compared to approximately $30.9 million for the three months ended March 31, 2008, an increase of $400,000. The increase was primarily attributable to: (1) a natural gas revenue increase of $1.9 million, due primarily to sales growth in our Maine market and (2) an offsetting decrease in our marketing and production operation’s revenue of $1.5 million caused primarily by significantly lower index prices for natural gas.
Gross Margin — Gross margin increased $200,000, to approximately $7.8 million in the three months ended March 31, 2009 from approximately $7.6 million in three months ended March 31, 2008. Our natural gas operation’s margins increased $200,000, due primarily to sales growth in our Maine market. Our marketing and production operation’s margin decreased by $100,000 due to higher natural gas production costs and a decrease in mark to market revenue.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $100,000 to $4.2 million in the three months ended March 31, 2009 as compared to $4.1 million in the three months ended March 31, 2008. The $100,000 increase is due to increases in distribution, general and administrative expenses, and depreciation, and offset by decreases in maintenance expense and taxes other than income taxes.
Other Income — Other income (loss) decreased by $73,000 to a loss of $25,000 in the three months ended March 31, 2009 from income of $48,000 in three months ended March 31, 2008. Corporate and other operations accounted for $48,000 of this change, with the remaining being attributable to our natural gas operations.
Interest Expense — Interest expense increased by approximately $58,000 during the three months ended March 31, 2009 from the three months ended March 31, 2008, due to an increase in short-term borrowings, caused primarily by the higher natural gas commodity prices during the summer and fall of 2008.
Income Tax Expense — Income tax expense increased by $200,000 to $1.2 million in the three months ended March 31, 2009 as compared to $1.0 million in the three months ended March 31, 2008. Tax expense increased in 2009 because the three months ended March 31, 2008 included a negative adjustment to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states. This was partially offset by lower pre-tax income in the three months ended March 31, 2009.

Operating Results of our Natural Gas Operations

	Three Months Ended
	March 31,
Natural Gas Operations	2009	2008
Operating revenues	$26,141,570	$24,167,479
Gas purchased	19,434,852	17,709,457

Gross margin	6,706,718	6,458,022
Operating expenses	3,937,912	3,899,110

Operating income	2,768,806	2,558,912
Other income	19,333	43,966

Income before interest and taxes	2,788,139	2,602,878

Interest (expense)	(287,347)	(239,038)

Income before income taxes	2,500,792	2,363,840
Income tax (expense)	(961,959)	(753,152)

Net income	$1,538,833	$1,610,688

Natural Gas Revenues and Gross Margins — Our operating revenues in the three months ended March 31, 2009 increased to approximately $26.1 million from approximately $24.2 million in the three months ended March 31, 2008. This $1.9 million increase was primarily due to sales growth in our Maine market.
Gas purchases in our natural gas operations increased by $1.7 million to approximately $19.4 million in the three months ended March 31, 2009 from approximately $17.7 million in the three months ended March 31, 2008. The increase in gas cost reflects higher sales volumes in our Maine market.
Gross margin was approximately $6.7 million for the three months ended March 31, 2009, compared to approximately $6.5 million for the three months ended March 31, 2008. The increase of $200,000 is primarily due sales growth in our Maine market.
Natural Gas Operating Expenses — Our operating expenses were approximately $3.9 million for the three months ended March 31, 2009, compared to approximately $3.9 million for the three months ended March 31, 2008. The $40,000 increase is due to increases in depreciation and distribution, general and administrative expenses, and offset by decreases in maintenance expense and taxes other than income taxes.
Natural Gas Other Income — Other income decreased by $25,000 to $19,000 in the three months ended March 31, 2009 from $44,000 in the three months ended March 31, 2008. This was due primarily to decreased service sales in Great Falls, Montana.
Natural Gas Interest Expense — Interest expense was $48,000 higher in the three months ended March 31, 2009 due to an increase in short-term borrowings, caused primarily by the higher natural gas commodity prices during the summer and fall of 2008.
Natural Gas Income Tax Expense — Income tax expense is $209,000 higher in the three months ended March 31, 2009 due to higher pretax income. The three months ended March 31, 2008 included a negative adjustment to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states.

Operating Results of our Marketing and Production Operations

	Three Months Ended
	March 31,
Energy West Resources	2009	2008

Operating revenues	$5,079,587	$6,620,996
Gas purchased	4,124,894	5,529,655

Gross margin	954,693	1,091,341
Operating expenses	210,505	136,522

Operating income	744,188	954,819
Other income (expense)	—	511

Income before interest and taxes	744,188	955,330
Interest (expense)	(55,343)	(44,429)

Income before income taxes	688,845	910,901
Income tax (expense)	(265,930)	(239,776)

Net income	$422,915	$671,125

Marketing and Production Revenues and Gross Margins — Our revenues decreased $1.5 million to approximately $5.1 million in the three months ended March 31, 2009 from approximately $6.6 million in the three months ended March 31, 2008. Retail gas revenues decreased due to significantly lower index prices for natural gas and mark to market revenue decreased by $60,000. The decreases are partially offset by an increase in production revenues of $42,000.
The gross margin in our marketing and production operations decreased $100,000 to approximately $1.0 million in the three months ended March 31, 2009 from approximately $1.1 million in the three months ended March 31, 2008. Gross margin from gas production decreased by $81,000, due primarily to higher costs of production, and mark to market revenue decreased by $60,000. These decreases were partially offset by an increase in gross margin from retail gas of $4,000.
Marketing and Production Operating Expenses — Our operating expenses increased approximately $74,000, to $211,000 in the three months ended March 31, 2009 from $137,000 in the three months ended March 31, 2008. Increases in depletion, professional services and salaries expense account for this change.
Marketing and Production Interest Expense — Interest expense increased approximately $11,000 to $55,000 in the three months ended March 31, 2009 from $44,000 in the three months ended March 31, 2008, due to an increase in short-term borrowings, caused primarily by the higher natural gas commodity prices during the summer and fall of 2008.
Marketing and Production Income Tax Expense — Income tax expense increased approximately $26,000 to $266,000 in the three months ended March 31, 2009 from $240,000 in the three months ended March 31, 2008. The three months ended March 31, 2008 included a negative adjustment to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states. This is offset by lower pre-tax income in the three months ended March 31, 2009.

Operating Results of our Pipeline Operations

	Three Months Ended
	March 31,
Pipeline Operations	2009	2008

Operating revenues	$112,666	$89,797
Gas purchased	—	—

Gross margin	112,666	89,797
Operating expenses	61,798	50,078

Operating income	50,868	39,719
Other income	—	—

Income before interest and taxes	50,868	39,719

Interest (expense)	(2,923)	(4,281)

Income before income taxes	47,945	35,438
Income tax (expense)	(18,437)	(13,633)

Net income	$29,508	$21,805

Net income increased $8,000 to approximately $30,000 in the three months ended March 31, 2009 from approximately $22,000 in the three months ended March 31, 2008, and the overall impact of our pipeline operations was not material to our results of consolidated operations.
Results of our Corporate and Other Operations
The corporate and other operations segment was created to accumulate revenues and expenses that are not allocable to our utilities or other operations. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.
Results of corporate and other operations for the three months ended March 31, 2009 include costs related to acquisition activities of $88,000, offset by dividends from marketable securities of approximately $44,000 and the applicable income tax benefit of approximately $16,000, for a net loss of approximately $28,000.
Results of corporate and other operations for the three months ended March 31, 2008 included approximately $4,000 of dividend income from marketable securities.
Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.
Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit increased to $5.6 million at March 31, 2009, compared with $0 at March 31, 2008. This change in our line of credit is caused primarily by increased construction expenditures, purchases of marketable securities and increased rates paid to fill natural gas storage.
Long-term debt was $13.0 million at March 31, 2009, and 2008.

Cash increased by $354,000 from December 31, 2008 to March 31, 2009, compared with the $359,000 increase in cash for the quarter ended March 31, 2008, as shown in the following table:

	March 31,
	2009	2008

Cash provided by operating activities	$14,893,827	$8,368,055
Cash used in investing activities	(2,117,692)	(1,193,169)
Cash used in financing activities	(12,422,162)	(6,816,069)

Increase in cash	$353,973	$358,817

Cash provided by operating activities was approximately $6.5 million higher in the three months ended March 31, 2009, than the three months ended March 31, 2008. This was primarily due to increases in natural gas inventories of $2.0 million, recoverable gas purchases of $1.8 million, and deferred taxes of $1.8 million, accounts receivable of $600,000 and other assets of $300,000, and decreases in other liabilities of $400,000 which were offset by reduced net income and decreases in prepaids as compared to the three months ended March 31, 2008.
Cash used in investing activities was approximately $925,000 higher in the three months ended March 31, 2009, than the three months ended March 31, 2008. This was due to an increase of $884,000 for construction expenditures, an increase of $289,000 in other investments, an increase in customer advances received for construction and contributions in aid of construction of $54,000 and a decrease of $302,000 in purchases of marketable securities as compared to the three months ended March 31, 2008.
Cash used in financing activities in the three months ended March 31, 2009 was $12.4 million. This is $5.6 million more than the cash used of $6.8 million in the three months ended March 31, 2008 and is due to increased net borrowings on the line of credit of $5.3 million, decreased net sales of common stock of $178,000, and a $54,000 increase in dividends paid as compared to the three months ended March 31, 2008.
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
Bank of America Line of Credit — On June 29, 2007, we established our five-year unsecured credit facility with Bank of America, replacing a previous $20.0 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by us.

The following table represents borrowings under the Bank of America revolving line of credit for each of the periods presented.

Quarter Ended March 31, 2009
Minimum borrowing	$5,595,000
Maximum borrowing	$18,095,000
Average borrowing	$11,987,000
Our 6.16% Senior Unsecured Notes and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At March 31, 2009 and 2008, we believe we were in compliance with the financial covenants under our debt agreements.
At March 31, 2009, we had approximately $1.4 million of cash on hand, ($956,000 net of bank overdrafts) and $5.6 million in borrowings under the $20.0 million Bank of America revolving line of credit. In addition, at March 31, 2009, we had two outstanding letters of credit related to supply contracts totaling $1.2 million. These letters of credit reduce our available borrowings on our line of credit. As discussed above, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. Our availability normally increases in January as monthly heating bills are paid and storage related gas purchases are no longer necessary.
The total amount outstanding under all of our long term debt obligations was $13.0 million at both March 31, 2009, and 2008. The portion of such obligations due within one year was $0 at both March 31, 2009, and 2008.
Capital Expenditures
We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those two service areas. For the six months ended December 31, 2008 our total capital expenditures were approximately $4.7 million. During the three months ended March 31, 2009 and 2008 capital expenditures were $1.5 million and $1.0 million, respectively. We estimate future cash requirements for capital expenditures will be as follows:

Estimated
Future Cash
Requirements
through 12/31/09
(In thousands)

Natural Gas Operations	$3,575
Energy West Resources	—
Pipeline Operations	—

Total capital expenditures	$3,575

Contractual Obligations
Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt.

The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as of March 31, 2009.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years

Interest payments (a)	$6,606,600	$800,800	$1,601,600	$1,601,600	$2,602,600
Long Term Debt (b)	13,000,000	—	—	—	13,000,000
Operating Lease Obligations	190,394	89,067	30,999	8,418	61,910
Transportation and Storage Obligation (c)	8,731,396	4,759,770	1,001,748	1,001,748	1,968,130

Total Obligations	$28,528,390	$5,649,637	$2,634,347	$2,611,766	$17,632,640

(a)	Our long-term debt and notes payable require interest payments. Interest payments are projected based on debt service schedules provided at debt issuance.

(b)	See Note 6 of the Notes to the unaudited Consolidated Financial Statements for a description of this debt.

(c)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to four years. These costs are recoverable in customer rates.
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
Interest Rate Risk
Our results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). We mitigate this risk by entering into long-term debt agreements with fixed interest rates. Some of our notes payable, however, may be subject to variable interest rates that we may mitigate by entering into interest rate swaps. A hypothetical 100 basis point change in market rates applied to the balance of the notes payable would change our interest expense by approximately $56,000 annually.

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
ITEM 4(T) — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ENERGY WEST, INCORPORATED
/s/ Thomas J. Smith
Thomas J. Smith
May 15, 2009	Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.