Form 10-Q
period 2009-09-30
Energy Inc.
filed 2009-11-12
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of November 9, 2009 was 4,360,706 shares.
As used in this Form 10-Q, the terms “company”, “Energy, Inc.”, “Registrant”, “we”, “us”, and “our” mean Energy, Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of September 30, 2009.

ENERGY, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS.
ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
	(unaudited)		(audited)
	2009	2008	2008

ASSETS
Current Assets:
Cash	$965,906	$993,725	$1,065,529
Marketable securities	5,210,658	3,800,121	3,376,875
Accounts and notes receivable less $217,052 $161,256, and $207,942, respectively, allowance for bad debt	2,784,106	3,748,765	7,430,694
Unbilled gas	751,427	1,355,105	4,839,138
Derivative assets	—	53,844	—
Natural gas and propane inventories	6,865,775	10,787,607	9,891,802
Materials and supplies	1,228,564	1,367,135	1,175,596
Prepayments and other	735,013	566,355	422,514
Income tax receivable	—	955,274	1,014,806
Recoverable cost of gas purchases	505,823	3,000,534	2,041,280
Deferred tax asset	1,549,508	—	225,953

Total current assets	20,596,780	26,628,465	31,484,187

Property, Plant and Equipment, Net	39,771,223	32,414,858	34,904,442

Deferred Tax Assets — Long-Term	4,955,820	6,806,557	5,693,310
Deferred Charges	2,219,800	2,672,701	2,558,156
Other Investments	1,389,026	1,118,264	1,081,423
Other Assets	65,764	401,448	97,447

TOTAL ASSETS	$68,998,413	$70,042,293	$75,818,965

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Bank overdraft	$817,896	$619,340	$773,199
Accounts payable	3,746,211	5,750,238	5,783,927
Line of credit	9,950,000	11,685,000	17,551,276
Accrued income taxes	335,362	—	—
Derivative liabilities	—	54,622	—
Deferred income taxes	—	836,254	—
Accrued and other current liabilities	4,731,957	4,286,684	4,982,684
Overrecovered gas purchases	2,590,218	362,597	1,022,853

Total current liabilities	22,171,644	23,594,735	30,113,939

Other Obligations:
Deferred investment tax credits	223,769	244,831	239,565
Other long-term liabilities	2,380,575	2,542,404	2,383,323

Total other obligations	2,604,344	2,787,235	2,622,888

Long-Term Debt	13,000,000	13,000,000	13,000,000

Commitments and Contingencies (see note 11)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 15,000,000 shares authorized, 4,303,208, 4,348,894 and 4,296,603 shares outstanding at September 30, 2009 and 2008, and December 31, 2008, respectively	653,494	652,334	652,503
Treasury stock	(8,012)	—	(8,012)
Capital in excess of par value	5,999,601	6,298,753	5,926,028
Accumulated other comprehensive income	(17,049)	128,762	(319,147)
Retained earnings	24,594,391	23,580,474	23,830,766

Total stockholders’ equity	31,222,425	30,660,323	30,082,138

TOTAL CAPITALIZATION	44,222,425	43,660,323	43,082,138

TOTAL LIABILITIES AND CAPITALIZATION	$68,998,413	$70,042,293	$75,818,965

The accompanying notes are an integral part of these condensed financial statements.

ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008

REVENUES:
Natural gas operations	$6,134,362	$8,863,202	$41,820,238	$47,083,903
Gas and electric—wholesale	2,077,309	5,005,390	9,739,654	15,121,349
Pipeline operations	114,417	118,037	338,484	301,353

Total revenues	8,326,088	13,986,629	51,898,376	62,506,605

EXPENSES:
Gas purchased	2,398,039	5,271,121	26,862,370	32,636,091
Gas and electric—wholesale	1,738,394	4,171,544	7,824,121	13,082,281

Total cost of sales	4,136,433	9,442,665	34,686,491	45,718,372

GROSS MARGIN	4,189,655	4,543,964	17,211,885	16,788,233
Distribution, general, and administrative	2,707,842	2,632,290	8,128,727	8,692,260
Maintenance	145,866	160,541	502,456	485,179
Depreciation and amortization	553,061	505,912	1,598,206	1,481,835
Taxes other than income	538,377	534,601	1,650,643	1,751,132

Total expenses	3,945,146	3,833,344	11,880,032	12,410,406

OPERATING INCOME	244,509	710,620	5,331,853	4,377,827
OTHER INCOME (EXPENSE)	(213,612)	96,669	(323,530)	222,355
INTEREST EXPENSE	(304,404)	(240,572)	(902,755)	(787,206)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	(273,507)	566,717	4,105,568	3,812,976
INCOME TAX (EXPENSE) BENEFIT	101,034	(180,381)	(1,629,233)	(1,239,241)

NET INCOME (LOSS)	$(172,473)	$386,336	$2,476,335	$2,573,735

BASIC INCOME PER COMMON SHARE:
Income (loss) from continuing operations	$(0.04)	$0.09	$0.58	$0.59

DILUTED INCOME PER COMMON SHARE:
Income (loss) from continuing operations	$(0.04)	$0.09	$0.58	$0.59

DIVIDENDS DECLARED PER COMMON SHARE:	$0.14	$0.12	$0.39	$0.34

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic	4,302,085	4,348,239	4,300,156	4,344,342
Diluted	4,302,085	4,349,737	4,303,018	4,345,870
The accompanying notes are an integral part of these condensed financial statements.

ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	(unaudited)
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,476,335	$2,573,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including deferred charges and financing costs	1,900,111	1,696,394
Stock-based compensation	74,563	249,090
Derivative assets	—	10,342
Derivative liabilities	—	(9,735)
Deferred gain	—	(120,758)
Investment tax credit	(15,796)	(15,796)
Deferred income taxes	249,329	(75,558)
Changes in assets and liabilities:
Accounts and notes receivable	8,734,299	5,774,545
Natural gas and propane inventories	3,026,027	(2,717,001)
Accounts payable	(1,822,606)	(72,171)
Recoverable/overrecovered cost of gas purchases	3,102,822	(2,253,952)
Prepayments and other	(312,499)	71,501
Other assets & liabilities	128,041	(1,759,283)

Net cash provided by operating activities	17,540,626	3,351,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(6,730,849)	(4,338,285)
Purchase of marketable securities	(1,342,911)	(3,913,142)
Sale of marketable securities	—	390,746
Other investments	(307,603)	(343,473)
Customer advances received for construction	(33,249)	79,827
Increase from contributions in aid of construction	69,800	66,499

Net cash used in investing activities	(8,344,812)	(8,057,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	14,200,000	17,285,000
Repayment of notes payable and line of credit	(21,799,967)	(12,125,495)
Repurchase of common stock	—	(387)
Sale of common stock	—	112,629
Dividends paid	(1,695,470)	(1,476,808)

Net cash provided by (used in) financing activities	(9,295,437)	3,794,939

NET DECREASE IN CASH AND CASH EQUIVALENTS	(99,623)	(911,536)

CASH AND CASH EQUIVALENTS:
Beginning of period	1,065,529	1,905,261

End of period	$965,906	$993,725

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
Effective on August 3, 2009, Energy West, Incorporated (“Energy West”) reorganized into a holding company organizational structure pursuant to an Agreement and Plan of Merger with, among others, Energy, Inc. The primary purpose of the reorganization was to provide flexibility to make future acquisitions through subsidiaries of the new holding company rather than Energy West or its subsidiaries. The business operations of the Company have not changed as a result of the reorganization.
The accompanying unaudited condensed consolidated financial statements of Energy, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature.
We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure that we consistently report our financial condition, results of operations and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The FASB finalized the Codification for periods ending on or after September 15, 2009. Prior FASB standards are no longer being issued in the previous format.
Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to September 30, 2009, have been evaluated as to their potential impact to the financial statements through the date of issuance, November 12, 2009. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/T for the Transition Period ended December 31, 2008.
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
Energy, Inc. is the parent company of Energy West which is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. The Company was originally incorporated in Montana in 1909. The Company currently has four reporting segments:

• Natural Gas Operations	Annually, the Company distributes approximately 26 billion cubic feet of natural gas to approximately 37,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine and Elkin, North Carolina. The approximate population of the service territories is 177,000. The operation in Elkin, North Carolina was added October 1, 2007. The operation in Bangor, Maine was added December 1, 2007.

• Marketing and Production Operations (EWR)	Annually, the Company markets approximately 2.3 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manages midstream supply and production assets for transportation customers and utilities through its subsidiary, Energy West Resources, Inc. (EWR). EWR owns an average 60% gross working interest (an average 51% net revenue interest) in 160 natural gas producing wells and gas gathering assets. Energy West Propane, Inc. dba Missouri River Propane (MRP), the Company’s small Montana wholesale distribution company that sells propane to its affiliated utility, is also reported in marketing and production operations.

• Pipeline Operations (EWD)	The Company owns the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary Energy West Development, Inc. (EWD). Certain natural gas producing wells owned by the Company’s pipeline operations are being managed and reported under our marketing and production operations.

• Corporate and Other	The corporate and other segment was created to accumulate revenues and expenses that are not allocable to our utilities or other operations. Reported in corporate and other for the nine months ended September 30, 2009 are costs associated with business development and acquisitions, and dividend income from marketable securities.
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
The following is a summary of available-for-sale securities at September 30, 2009:

	Marketable securities
	Investment	Unrealized	Estimated
	at cost	losses	Fair Value

September 30, 2009	$5,238,387	$(27,729)	$5,210,658

December 31, 2008	$3,895,476	$(518,601)	$3,376,875

September 30, 2008	$3,590,887	$209,234	$3,800,121

Unrealized gain (loss) on available-for-sale securities of ($17,049), ($319,147), and $128,763 (net of ($10,681), ($199,454), and $80,471 in taxes), was included in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair values of marketable securities are estimated based on closing share price on the quoted market price for those investments. The fair value of Energy West’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality.
NOTE 2 — FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Measuring fair value requires the use of market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, corroborated by market data, or generally unobservable. Valuation techniques are required to maximize the use of observable inputs and minimize the use of unobservable inputs.

Valuation Hierarchy
A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2009:

	September 30, 2009
	Level I	Level II	Level III	TOTAL
Available-for-sale securities	$5,210,658	—	—	$5,210,658

Total assets at fair value	$5,210,658	$—	$—	$5,210,658

NOTE 3 — DEFERRED CHARGES
Deferred Charges consist of the following:

	September 30,		December 31,
	2009	2008	2008

Regulatory asset for property taxes	$1,324,557	$1,630,809	$1,554,244
Regulatory asset for income taxes	452,645	452,645	452,646
Regulatory asset for deferred environmental remediation costs	54,176	141,582	114,960
Rate case costs	18,538	18,536	18,538
Unamortized debt issue costs	369,884	429,129	417,768

Total	$2,219,800	$2,672,701	$2,558,156

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

NOTE 4 — ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	September 30,		December 31,
	2009	2008	2008

Property tax settlement—current portion	$242,120	$235,772	$235,772
Payable to employee benefit plans	32,438	37,432	57,617
Accrued vacation	607,022	300,944	464,153
Customer deposits	453,220	519,683	501,248
Accrued interest	200,200	154,579	4,897
Accrued taxes other than income	772,810	601,116	492,320
Customer prepayments from levelized billing	1,802,920	1,555,626	2,075,860
Other	621,227	881,532	1,150,817

Total	$4,731,957	$4,286,684	$4,982,684

NOTE 5 — OTHER LONG-TERM LIABILITIES
Other long-term liabilities consist of the following:

	September 30,		December 31,
	2009	2008	2008

Asset retirement obligation	$776,700	$736,215	$746,199
Customer advances for construction	791,706	751,020	824,955
Regulatory liability for income taxes	83,161	83,161	83,161
Property tax settlement	729,008	972,008	729,008

Total	$2,380,575	$2,542,404	$2,383,323

NOTE 6 — LINES OF CREDIT AND LONG-TERM DEBT
The Company funds its operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, Energy West has used the working capital line of credit portion of the credit facility with Bank of America, N.A. (“Bank of America”) (fka LaSalle Bank, N.A.) Energy West has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, Energy West’s short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.
Bank of America Line of Credit — On June 29, 2007, Energy West established its five-year unsecured credit facility with Bank of America, replacing a previous $20 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by Energy West.

Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, Energy West authorized the sale of $13.0 million aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance Energy West’s existing notes. With this refinancing, the Company expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $463,000 in new debt issue costs to be amortized over the life of the new notes.
Debt Covenants — Energy West’s 6.16% Senior Unsecured Notes and the Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At September 30, 2009, Energy West believes it was in compliance with the financial covenants under its debt agreements.
At September 30, 2009, the Company had approximately $966,000 in cash ($148,000 net of bank overdrafts). In addition, at September 30, 2009, Energy West had $10.0 million in borrowings under the Bank of America revolving line of credit. At September 30, 2009, Energy West had outstanding letters of credit related to supply contracts totaling $1.2 million, which reduced available borrowings. Energy West’s net availability at September 30, 2009, was $8.8 million under the Bank of America revolving line of credit.
The total amount outstanding under all Energy West’s long-term debt obligations was $13.0 million at September 30, 2009, and 2008. The portion of such obligations due within one year was $0 at September 30, 2009 and 2008.
NOTE 7 — INCOME TAX EXPENSE
Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$(92,991)	$192,684	$1,395,894	$1,296,413
State income tax expense, net of federal tax expense	(6,246)	26,409	93,755	141,106
Amortization of deferred investment tax credits	(5,265)	(5,265)	(15,796)	(15,798)
Other*	3,470	(33,447)	155,382	(182,480)

Total income tax expense	$(101,032)	$180,381	$1,629,235	$1,239,241

*	Other includes an adjustment for prior year actual tax expense from amounts that had been estimated and accrued.
Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. During the nine months ended September 30, 2009, no adjustments were recognized for uncertain tax positions.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax benefits were accrued at September 30, 2009.
The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

NOTE 8 — SEGMENTS OF OPERATIONS
Three Months Ended September 30, 2009

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$6,216,254	$—	$—	$—	$(81,892)	$6,134,362
Marketing and Production	—	3,525,079	—	—	(1,447,770)	2,077,309
Pipeline operations	—	—	114,417	—	—	114,417

Total operating revenue	6,216,254	3,525,079	114,417	—	(1,529,662)	8,326,088

COST OF SALES:
Gas purchased	2,479,931	—	—	—	(81,892)	2,398,039
Gas and electric — wholesale	—	3,186,164	—	—	(1,447,770)	1,738,394

Total Cost of Sales	2,479,931	3,186,164	—	—	(1,529,662)	4,136,433

GROSS MARGIN	$3,736,323	$338,915	$114,417	$—	$—	$4,189,655

OPERATING INCOME:	$179,036	$(2,186)	$73,488	$(5,829)	$—	$244,509

NET INCOME	$9,883	$(12,028)	$73,787	$(244,115)	$—	$(172,473)

Three Months Ended September 30, 2008

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$8,977,043	$—	$—	$—	$(113,841)	$8,863,202
Marketing and Production	—	7,507,053	—	—	(2,501,663)	5,005,390
Pipeline operations	—	—	118,037	—	—	118,037

Total operating revenue	8,977,043	7,507,053	118,037	—	(2,615,504)	13,986,629

COST OF SALES:
Gas purchased	5,384,962	—	—	—	(113,841)	5,271,121
Gas and electric — wholesale	—	6,673,207	—	—	(2,501,663)	4,171,544

Total Cost of Sales	5,384,962	6,673,207	—	—	(2,615,504)	9,442,665

GROSS MARGIN	$3,592,081	$833,846	$118,037	$—	$—	$4,543,964

OPERATING INCOME:	$2,858	$639,236	$68,526	$—	$—	$710,620

NET INCOME	$(52,436)	$395,045	$39,021	$4,706	$—	$386,336

Nine Months Ended September 30, 2009

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$42,273,153	$—	$—	$—	$(452,915)	$41,820,238
Marketing and Production	—	14,678,662	—	—	(4,939,008)	9,739,654
Pipeline operations	—	—	338,484	—	—	338,484

Total operating revenue	42,273,153	14,678,662	338,484	—	(5,391,923)	51,898,376

COST OF SALES:
Gas purchased	27,315,285	—	—	—	(452,915)	26,862,370
Gas and electric — wholesale	—	12,763,129	—	—	(4,939,008)	7,824,121

Total Cost of Sales	27,315,285	12,763,129	—	—	(5,391,923)	34,686,491

GROSS MARGIN	$14,957,868	$1,915,533	$338,484	$—	$—	$17,211,885

OPERATING INCOME:	$3,955,605	$1,184,487	$197,590	$(5,829)	$—	$5,331,853

NET INCOME	$2,107,360	$677,152	$146,513	$(454,690)	$—	$2,476,335

Total Assets — September 30, 2009	$55,485,171	$5,965,017	$763,184	$36,274,547	$(29,489,506)	$68,998,413
Total Assets — December 31, 2008	$59,748,521	$7,819,863	$717,977	$28,468,131	$(20,935,527)	$75,818,965
Nine Months Ended September 30, 2008

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$47,652,405	$—	$—	$—	$(568,502)	$47,083,903
Marketing and Production	—	24,282,278	—	—	(9,160,929)	15,121,349
Pipeline operations	—	—	301,353	—	—	301,353

Total operating revenue	47,652,405	24,282,278	301,353	—	(9,729,431)	62,506,605

COST OF SALES:
Gas purchased	33,204,593	—	—	—	(568,502)	32,636,091
Gas and electric — wholesale	—	22,243,210	—	—	(9,160,929)	13,082,281

Total Cost of Sales	33,204,593	22,243,210	—	—	(9,729,431)	45,718,372

GROSS MARGIN	$14,447,812	$2,039,068	$301,353	$—	$—	$16,788,233

OPERATING INCOME:	$3,152,422	$1,534,428	$132,100	$(441,123)	$—	$4,377,827

NET INCOME	$1,709,129	$1,016,781	$72,475	$(224,650)	$—	$2,573,735

NOTE 9 — STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Energy, Inc. 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of September 30, 2009, there were 34,500 options outstanding, and the maximum number of shares available for future grants under this plan is 58,500 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the Company’s outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.
Stock Option Disclosures — The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In the quarters ended September 30, 2009 and 2008, no options were granted. At September 30, 2009 and 2008, a total of 34,500 and 19,500 options were outstanding, respectively.
A summary of the status of the Company’s stock option plans as of September 30, 2009 and December 31, 2008 and changes during the periods ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding December 31, 2008	29,500	$8.42
Granted	5,000	$8.20
Exercised	—	$—
Expired	—	$—

Outstanding September 30, 2009	34,500	$8.39	$27,140

Exercisable September 30, 2009	18,750	$9.44	$4,250

The following information applies to options outstanding at September 30, 2009:

		Average	Contractual
Grant	Number	Exercise	Life	Number
Date	Outstanding	Price	(Years)	Exercisable

1/6/2006	4,500	$6.35	1.3	0
12/1/2007	15,000	$9.93	1.0	15,000
12/1/2008	10,000	$7.10	9.2	2,500
6/3/2009	5,000	$8.20	4.7	1,250

	34,500			18,750

NOTE 10 — COMPREHENSIVE INCOME
Comprehensive income includes net income and other comprehensive income, which is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of income in computing net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(172,473)	$386,336	$2,476,335	$2,573,735
Other comprehensive income:
Change in unrealized gain/loss on available-for-sale securities, net of tax	(471,540)	126,821	302,097	128,762

Comprehensive income	$(644,013)	$513,157	$2,778,432	$2,702,497

Other comprehensive income is shown net of taxes of ($294,718) and $188,774 for the three and nine months ended September 30, 2009, respectively, and net of taxes of $79,258 and $80,471 for the three and nine months ended September 30, 2008.
NOTE 11 — CONTINGENCIES
Derivative Contingencies — Among the risks involved in natural gas marketing is the risk of nonperformance by counterparties to contracts for purchase and sale of natural gas. The Company’s marketing operation is party to certain contracts for purchase or sale of natural gas at fixed prices for fixed time periods. The Company determined that these contracts qualify for treatment as a “normal purchase or normal sale” scope exception under current accounting standards.
Legal Proceedings — The Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.
On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (Shelby) alleges a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. Shelby is seeking damages that are at this time unspecified. The parties each filed cross motions for summary judgment. The court heard oral arguments for the pending motions on July 24, 2009. On September 9, 2009, the court ruled that Shelby Gas Association can proceed with their case for damages. The court also ruled that we can seek a set off against any damages awarded to Shelby in an amount equal to the damages Energy West has suffered as a result of Shelby’s alleged breach of contract. A trial has been set for April 2010. The Company continues to believe that this lawsuit is without merit and is vigorously defending allegations.
In the Company’s opinion, the outcome of these lawsuits, including the Shelby litigation, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
NOTE 12 — NEW ACCOUNTING PRONOUNCEMENTS
Recently adopted
In September 2006, the FASB issued SFAS No. 157 (ASC 820), Fair Value Measurements (SFAS 157). SFAS 157 (ASC 820) defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we elected to implement this statement with the one-year deferral. The adoption of SFAS No. 157 (ASC 820) did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we have adopted the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (ASC 805), Business Combinations (SFAS 141R). SFAS 141R (ASC 805-10) requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, SFAS 141R (ASC 805-10) requires that acquisition-related costs will be generally expensed as incurred and also expands the disclosure requirements for business combinations. The effective date of SFAS 141R (ASC 805-10) is for years beginning after December 15, 2008. We have adopted SFAS 141R (ASC 805-10) on our consolidated financial statements, effective January 1, 2009. In addition, we have recorded as expense in the nine months ended September 30, 2009, $662,000 of acquisition costs related to acquisitions in progress as part of the transition to SFAS 141R (ASC 805-10).
In December 2007, the FASB issued SFAS No. 160 (ASC 810), Accounting for Noncontrolling Interests (ASC 810) (SFAS 160). SFAS 160 (ASC 810-10) amends Accounting Research Bulletin (ARB) No. 51 and establishes standards of accounting and reporting on non-controlling interests in consolidated statements, provides guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The effective date of SFAS 160 (ASC 810-10) is for fiscal years beginning after December 15, 2008. We have adopted SFAS 160 (ASC 810-10) on our consolidated financial statements, effective January 1, 2009, and the implementation did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161 (ASC 815), Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 (ASC 815) amends and expands the disclosure requirements of SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. We implemented SFAS 161 (ASC 815) on January 1, 2009, and the implementation did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, (ASC 855) Subsequent Events (SFAS 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 (ASC 855) does not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 (ASC 855) requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 (ASC 855) is effective for interim and annual periods ending after June 15, 2009. The disclosures required by this statement are included in Basis of Presentation section at the beginning of the Notes to Condensed Consolidated Financial Statements (unaudited).
FSP 107-1 (ASC 825) Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), increases the frequency of fair value disclosures required by SFAS No. 107 (ASC 825-10), Disclosures About Fair Value of Financial Instruments (SFAS 107). SFAS 107 (ASC 825-10) relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We adopted this FSP for the period ending June 30, 2009. The disclosures required by this statement are included in Note 2 Fair Value Measurements.
In April 2009, the FASB also issued FSP FAS 115-2 and FAS 124-2, (ASC 320) Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We do not expect the implementation of FSP FAS 115-2 and FAS 124-2 (ASC 320-10) to have a material impact on our consolidated financial statements. We implemented FSP FAS 115-2 and FAS 124-2 (ASC 320-10) on July 1, 2009, and the implementation did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168 (ASC 105), FASB Accounting Standards Codification (SFAS No. 168), as the single source of authoritative nongovernmental GAAP. All existing accounting standards are superseded as described in SFAS No. 168, aside from those issued by the SEC. All other accounting literature not included in the Codification is nonauthoritative. We adopted the Codification as of September 30, 2009, which is reflected in our disclosures and references to accounting standards, with no impact to our financial position or results of operations.

Recently Issued
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166), which changes the way entities account for securitizations. SFAS 166 is a revision to SFAS No. 140 (ASC 860), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140), and will require more information about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to such transferred financial assets. It eliminates the concept of a qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We are currently evaluating the impact, if any, of adopting SFAS 166 on our financial position and results of operations.
NOTE 13 — SUBSEQUENT EVENTS
Stock Purchase Agreement — On December 18, 2007, we entered into a stock purchase agreement with certain shareholders of Cut Bank Gas Company, a natural gas utility serving Cut Bank, Montana, to acquire 83.16% of the outstanding shares of Cut Bank Gas for a purchase price of $500,000 paid in shares of common stock of Energy, Inc. The transaction is conditioned on MPSC approval, which was received on October 27, 2009. The transaction closed effective October 31, 2009. In addition, we will now offer to purchase the remaining shares of Cut Bank Gas Company for a purchase price of $100,000 paid in shares of common stock of Energy, Inc.

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
Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the SEC and our reports to shareholders, involve known and unknown risks and other factors that may cause our company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K/T for the fiscal year ended December 31, 2008 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.
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

A combination of factors lead to our results for the three months and nine months ended September 30, 2009. For the quarter, our earnings decreased to a net loss of $172,000 from net income of $386,000 in the same quarter of 2008, a decrease of 144%. Net income for the nine months ended September 30, 2009 was $2.5 million, as compared to $2.6 million for the same period in 2008, a decrease of $100,000 or 3.8%.
Our natural gas and pipeline operations segments continue to see customer growth and increased net income, as we expand our facilities to meet the strong demand for natural gas service. For the quarter the natural gas segment contributed net income of $10,000 compared to a net loss of $52,000 for the same period last year, an increase of 119% and the pipeline operations segment contributed $74,000 for the quarter, compared to $39,000 for the same quarter last year, an increase of 90%. For the nine months ended September 30, 2009 natural gas operations contributed net income of $2.1 million compared to $1.7 million for the same period in 2008, an increase of 23%, and pipeline operations contributed net income of $147,000 compared to $72,000 for the same period in 2008, an increase of 104%.
In our marketing and production segment, we saw a significant drop in the price of natural gas from 2008 to 2009 which significantly reduced revenue received for volumes produced in our production operation. In addition, we made a one-time expenditure of $139,000, paid to one of the pipelines that provides us natural gas, for infrastructure improvements which allows for increased delivery to our Shoshone pipeline. These factors led to a decline of 103% in earnings for the quarter to a net loss of $12,000 from net income of $395,000 for the same period in 2008. For the nine months ended September 30, 2009 marketing and production operations contributed net income of $677,000 compared to $1.0 million for the same period in 2008, a decrease of 33%.
Corporate and other operations, for the fiscal quarter returned a net loss of $244,000 compared to net income of $5,000 for the same period in 2008. For the nine months ended September 30, 2009, corporate and other operations returned a net loss of $455,000 compared to a net loss of $225,000 for the same period in 2008. The negative effect on earnings is a result of increased spending on acquisition related activities, primarily related to the proposed acquisitions of Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, Brainard Gas Corp., and Great Plains Land Development Company, LTD, discussed below.
Pending Acquisitions
As previously reported, we have entered into two related merger agreements to acquire Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, Brainard Gas Corp., and Great Plains Land Development Company, LTD. (collectively, the Companies). The Companies, through their subsidiaries, are natural gas utility companies with approximately 22,581 customers in Northeastern Ohio and Western Pennsylvania. This acquisition would result in an increase in our customer base by more than 50%. In the mergers, we will issue up to 1,998,830 shares of our common stock in exchange for all of the capital stock and membership units of the Companies. This would represent approximately 31.5% of our outstanding shares upon the closing of the mergers. The Companies are primarily owned by Richard M. Osborne, our chief executive officer and chairman of the board. Mr. Osborne currently owns 21.2% of our outstanding shares and will own approximately 43.3% after completion of the mergers, assuming the maximum number of shares (1,998,830) is issued as merger consideration. Our other existing shareholders will continue to own the same number of shares as before the mergers.
Our board formed a special committee of independent directors to review the proposed transaction with the Companies. The special committee retained its own legal counsel, obtained valuation advice and a fairness opinion from an independent investment bank, and negotiated the terms of the transaction. On the special committee’s recommendation, our board determined that the terms of the transaction, and the mergers, are fair to our shareholders. Our board believes that the acquisition of the Companies will create valuable synergies and scale that will benefit all shareholders.
We are holding our annual meeting of shareholders on November 13, 2009 to elect directors to our board and to approve the issuance of our shares to acquire the Companies. On September 17, 2009, we mailed a proxy statement to our shareholders in connection with the annual meeting. The proxy statement describes the proposed acquisition of the Companies in greater detail and is available on our website at www.EWST.com.

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
Outstanding shares of stock of Energy West were automatically converted on a share for share basis, into identical shares of common stock of the new holding company. The stock continues to trade on the Nasdaq Global Market under the new trading symbol “EGAS.”
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K/T for the transition period ended December 31, 2008.
Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
Net Income (Loss) — For the three months ended September 30, 2009 we returned a net loss of approximately $172,000 compared to net income of approximately $386,000 for the three months ended September 30, 2008, a decrease of $558,000. This decrease was primarily due to a decrease in net income from our gas marketing and production operation of $407,000, a decrease in the net income from our corporate and other segment of $249,000, offset in part by an increase in net income from our natural gas operations of $62,000 and an increase in income from our pipeline operations of $35,000.
Revenues — Our revenues for the three months ended September 30, 2009 were approximately $8.3 million compared to approximately $14.0 million for the three months ended September 30, 2008, a decrease of $5.7 million. The decrease was primarily attributable to: (1) a natural gas revenue decrease of $2.8 million, due primarily to the significantly lower index price of natural gas passed through to our customers and (2) a decrease in our marketing and production operation’s revenue of $2.9 million, also caused primarily by significantly lower index prices for natural gas.
Gross Margin — Gross margin decreased $350,000 to approximately $4.2 million in the three months ended September 30, 2009 from approximately $4.5 million in three months ended September 30, 2008. Our marketing and production operation’s margin decreased by $500,000 due to lower sales volumes in our marketing operation and lower margins from gas production caused by the lower prices for natural gas and lower volumes produced. Our natural gas operation’s margins increased $100,000, due to increased sales volumes in our Maine and North Carolina markets.
Expenses Other Than Cost of Sales — Expenses other than cost of sales increased by $100,000 to $3.9 million in the three months ended September 30, 2009 as compared to $3.8 million in the three months ended September 30, 2008. The increase is caused by a one-time payment for facilities improvements made by our marketing and production operations to the pipeline company that delivers much of our gas supply, and partially offset by a $32,000 decrease in distribution, general and administrative expenses in our natural gas operations.
Other Income — Other income (expense) decreased by $311,000 to a loss of $214,000 in the three months ended September 30, 2009 from income of $97,000 in the three months ended September 30, 2008. The decrease is caused by (1) an increase in costs from our corporate and other segment of $270,000, consisting of $315,000 in merger agreement and other costs relating to our proposed acquisition of the Companies, partially offset by an increase in dividend and other income of $44,000, (2) lower service sales and lower revenue from penalties and interest charged to our customers in our natural gas operations of $36,000, and (3) a loss of $4,000 in our marketing and production operation related to our equity investment in Kykuit Resources, LLC (“Kykuit”).
Interest Expense — Interest expense increased by approximately $63,000 to $304,000 during the three months ended September 30, 2009 from $241,000 in the three months ended September 30, 2008, due to an increase in short term borrowings related to our storage fill and capital expenditures.

Income Tax Expense — Income tax expense decreased by $281,000 to a benefit of approximately $101,000 in the three months ended September 30, 2009 as compared to expense of approximately $180,000 in the three months ended September 30, 2008, due to a pre-tax loss in the three months ended September 30, 2009 and pre-tax income in the three months ended September 30, 2008.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2009 and for the nine month period ended September 30, 2009. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — Our net income for the nine months ended September 30, 2009 was approximately $2.5 million compared to net income of approximately $2.6 million for the nine months ended September 30, 2008, a decrease of $100,000. This decrease was primarily the result of a decrease in net income from our gas marketing and production operation of $340,000, and an increase in the net loss from our corporate and other operations segment of $230,000, and partially offset by an increase in net income from our natural gas operations of $398,000, and from our pipeline operations of $74,000.
Revenues — Our revenues for the nine months ended September 30, 2009 were approximately $51.9 million compared to approximately $62.5 million for the nine months ended September 30, 2008, a decrease of $10.6 million. The decrease was primarily attributable to: (1) a natural gas revenue decrease of $5.3 million, due primarily to significantly lower index prices for natural gas passed through to our customers, offset by sales growth in our Maine market, (2) a decrease in our marketing and production operation’s revenue of $5.4 million, also caused primarily by significantly lower index prices for natural gas, and (3) an increase in revenue from our pipeline operations of $37,000.
Gross Margin — Gross margin increased $400,000, to approximately $17.2 million in the nine months ended September 30, 2009 from approximately $16.8 million in the nine months ended September 30, 2008. Our natural gas operation’s margins increased $500,000, due primarily to sales growth in our Maine market. In our marketing and production operation, the margin decreased by $100,000 as a result of lower prices received for volumes produced in our production operation and a decrease in mark to market revenue, and partially offset by an increase in margin from our marketing operation due to a more favorable cost of supply relative to our sales contracts.
Expenses Other Than Cost of Sales — Expenses other than cost of sales decreased by $500,000 to $11.9 million in the nine months ended September 30, 2009 as compared to $12.4 million in the nine months ended September 30, 2008. The nine months ended September 30, 2008 includes $441,000 of costs related to an equity offering that was not completed. The remaining $59,000 variance is due primarily to lower costs for fuel used in operations, and decreases in taxes other than income due to successful negotiation for lower property taxes in our Maine operation, and offset by a one-time payment for facilities improvements made by our marketing and production operations to the pipeline company that delivers much of our gas supply.
Other Income — Other income (expense) decreased by $546,000 to a loss of $324,000 in the nine months ended September 30, 2009 from income of $222,000 in the nine months ended September 30, 2008. The decrease is caused by (1) an increase in costs from our corporate and other segment of $600,000, consisting of an increase of $662,000 in acquisition related costs, partially offset by an increase in dividend and other income from marketable equity securities of approximately $61,000, (2) an increase in other income in our natural gas operations of $71,000 due primarily to a refund of prior year property insurance premiums and offset by lower service sales, and (3) a loss of $16,000 in our marketing and production operation related to our equity investment in Kykuit.
Interest Expense — Interest expense increased by $116,000 to approximately $903,000 during the nine months ended September 30, 2009 from $787,000 in the nine months ended September 30, 2008, due to an increase in short-term borrowings, related to our storage fill and capital expenditures,
Income Tax Expense — Income tax expense increased by $400,000 to $1.6 million in the nine months ended September 30, 2009 as compared to $1.2 million in the nine months ended September 30, 2008, due primarily to higher pre-tax income. The nine months ended September 30, 2008 included a negative adjustment to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states.

Operating Results of our Natural Gas Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Natural Gas Operations
Operating revenues	$6,134,362	$8,863,202	$41,820,238	$47,083,903
Gas purchased	2,398,039	5,271,121	26,862,370	32,636,091

Gross margin	3,736,323	3,592,081	14,957,868	14,447,812
Operating expenses	3,557,287	3,589,223	11,002,263	11,295,390

Operating income	179,036	2,858	3,955,605	3,152,422
Other income	52,818	88,928	214,639	144,425

Income before interest and taxes	231,854	91,786	4,170,244	3,296,847

Interest expense	(282,582)	(233,815)	(822,753)	(705,490)

Income before income taxes	(50,728)	(142,029)	3,347,491	2,591,357
Income tax benefit (expense)	60,611	89,593	(1,240,131)	(882,228)

Net income (loss)	$9,883	$(52,436)	$2,107,360	$1,709,129

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
Natural Gas Revenues and Gross Margins — Our operating revenues in the three months ended September 30, 2009 decreased to approximately $6.1 million from approximately $8.9 million in the three months ended September 30, 2008. This $2.8 million decrease was primarily due to the significantly lower index price of natural gas passed through to our customers, and partially offset by increased sales volumes in our Maine and North Carolina markets.
Gas purchases in our natural gas operations decreased by $2.9 million to approximately $2.4 million in the three months ended September 30, 2009 from approximately $5.3 million in the three months ended September 30, 2008. This decrease reflects the significantly lower index price of natural gas and the offsetting increase in sales volumes.
Gross margin was approximately $3.7 million for the three months ended September 30, 2009, compared to approximately $3.6 million for the three months ended September 30, 2008. The increase of $100,000 is primarily due to the increased sales volumes in our Maine and North Carolina markets.
Natural Gas Operating Expenses — Our operating expenses were approximately $3.6 million for the three months ended September 30, 2009, compared to approximately $3.6 million for the three months ended September 30, 2008. The decrease of $32,000 is due primarily to decreases in general and administrative expenses.
Natural Gas Other Income — Other income decreased by $36,000 to $53,000 in the three months ended September 30, 2009 from $89,000 in the three months ended September 30, 2008. This was due primarily to decreased service sales in our Montana and Wyoming markets and decreased revenue from penalties and interest charged to customers in our North Carolina market.
Natural Gas Interest Expense — Interest expense increased by $49,000 to $283,000 in the three months ended September 30, 2009 from $234,000 in the three months ended September 30, 2008, due to an increase in short-term borrowing related to our storage fill and capital expenditures.
Natural Gas Income Tax Benefit — Income tax benefit decreased $29,000 to $61,000 in the three months ended September 30, 2009 compared to $90,000 in the three months ended September 30, 2008 due to a smaller pre-tax loss and an adjustment to true up accruals to the income tax return.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Natural Gas Revenues and Gross Margins — Our operating revenues in the nine months ended September 30, 2009 decreased to approximately $41.8 million from approximately $47.1 million in the nine months ended September 30, 2008. This $5.3 million decrease was due to the significantly lower index price of natural gas passed through to our customers, and partially offset by increased sales volumes in our Maine market.
Gas purchases in our natural gas operations decreased by $5.7 million to approximately $26.9 million in the nine months ended September 30, 2009 from approximately $32.6 million in the nine months ended September 30, 2008. This decrease reflects the significantly lower index price of natural gas and the offsetting increase in sales volumes in our Maine market.
Gross margin was approximately $15.0 million for the nine months ended September 30, 2009, compared to approximately $14.4 million for the nine months ended September 30, 2008. The increase of $600,000 is primarily due to sales growth in our Maine market.
Natural Gas Operating Expenses — Our operating expenses were approximately $11.0 million for the nine months ended September 30, 2009, compared to approximately $11.3 million for the nine months ended September 30, 2008. The $300,000 decrease is due to decreases in general and administrative and maintenance expenses and taxes other than income taxes and offset by increases in depreciation expense.
Natural Gas Other Income — Other income increased by $71,000 to $215,000 in the nine months ended September 30, 2009 from $144,000 in the nine months ended September 30, 2008. This was due primarily to a refund of prior year property insurance premiums, offset by decreased service sales in our Montana and Wyoming markets and decreased revenue from penalties and interest charged to customers in our North Carolina market.
Natural Gas Interest Expense — Interest expense increased by $118,000 to $823,000 in the nine months ended September 30, 2009 from $705,000 in the nine months ended September 30, 2008, due to an increase in short-term borrowing related to our storage fill and capital expenditures.
Natural Gas Income Tax Expense — Income tax expense increased by $300,000 to approximately $1.2 million in the nine months ended September 30, 2009 from approximately $900,000 in the nine months ended September 30, 2008, due to higher pretax income. The nine months ended September 30, 2008 included a negative adjustment to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states.

Operating Results of our Marketing and Production Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Energy West Resources
Operating revenues	$2,077,309	$5,005,390	$9,739,654	$15,121,349
Gas purchased	1,738,394	4,171,544	7,824,121	13,082,281

Gross margin	338,915	833,846	1,915,533	2,039,068
Operating expenses	341,101	194,610	731,046	504,640

Operating income (loss)	(2,186)	639,236	1,184,487	1,534,428
Other income (expense)	(3,703)	—	(15,793)	511

Income (loss) before interest and taxes	(5,889)	639,236	1,168,694	1,534,939
Interest expense	(17,605)	(1,155)	(69,512)	(66,928)

Income (loss) before income taxes	(23,494)	638,081	1,099,182	1,468,011
Income tax (expense) benefit	11,466	(243,036)	(422,030)	(451,230)

Net income (loss)	$(12,028)	$395,045	$677,152	$1,016,781

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
Marketing and Production Revenues and Gross Margins — Our revenues decreased $2.9 million to approximately $2.1 million in the three months ended September 30, 2009 from approximately $5.0 million in the three months ended September 30, 2008. Revenue from production decreased by $600,000, due to significantly lower prices received for volumes produced and lower production volumes because the wells were shut in for approximately 30 days during the current year quarter. Retail gas revenues decreased by $2.3 million, due to the significantly lower index prices for natural gas and slightly lower sales volumes.
The gross margin in our marketing and production operations decreased $500,000 to approximately $300,000 in the three months ended September 30, 2009 from approximately $800,000 in the three months ended September 30, 2008. Gross margin from retail gas sales decreased by $100,000 due to the lower sales volumes. Gross margin from gas production decreased by $400,000 due to the significantly lower index prices received for volumes produced and lower production volumes.
Marketing and Production Operating Expenses — Our operating expenses increased approximately $146,000, to $341,000 in the three months ended September 30, 2009 from $195,000 in the three months ended September 30, 2008. The increase is caused by a one-time payment made to the pipeline company that delivers much of our gas supply for facilities improvements.
Marketing and Production Interest Expense — Interest expense increased $17,000 to approximately $18,000 in the three months ended September 30, 2009 from approximately $1,000 in the three months ended September 30, 2008 due to an increase in short-term borrowings related to our storage fill program.
Marketing and Production Income Tax Benefit (Expense) — Income tax expense decreased approximately $254,000 to a benefit of $11,000 in the three months ended September 30, 2009 from expense of $243,000 in the three months ended September 30, 2008, due to the decrease in pre-tax income to a pre-tax loss in the three months ended September 30, 2009.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Marketing and Production Revenues and Gross Margins — Our revenues decreased $5.4 million to approximately $9.7 million in the nine months ended September 30, 2009 from approximately $15.1 million in the nine months ended September 30, 2008. Revenue from production decreased by $1.0 million due to significantly lower prices received for volumes produced and lower production volumes. Retail gas revenues decreased by $4.3 million, caused by significantly lower index prices for natural gas. Mark to market revenue decreased by $120,000.

The gross margin in our marketing and production operations decreased approximately $100,000 to approximately $1.9 million in the nine months ended September 30, 2009 from approximately $2.0 million in the nine months ended September 30, 2008. Gross margin from retail gas sales increased by $860,000 due to a more favorable cost of supply, relative to our sales contracts. Offsetting this is a decrease in gross margin from gas production of $860,000, due to the significantly lower index prices received for volumes produced, and lower production volumes. Mark to market revenue decreased by $120,000.
Marketing and Production Operating Expenses — Our operating expenses increased approximately $226,000, to $731,000 in the nine months ended September 30, 2009 from $505,000 in the nine months ended September 30, 2008. The increase is caused by a one-time payment made to the pipeline company that delivers much of our gas supply for facilities improvements, along with increases in depletion and salary and benefits expense.
Marketing and Production Interest Expense — Interest expense increased approximately $3,000 to $70,000 in the nine months ended September 30, 2009 from $67,000 in the nine months ended September 30, 2008.
Marketing and Production Income Tax Benefit (Expense) — Income tax expense decreased approximately $29,000 to $422,000 in the nine months ended September 30, 2009 from $451,000 in the nine months ended September 30, 2008. The nine months ended September 30, 2008 included a negative adjustment to tax expense related to prior year tax and adjustments in the manner in which taxable income was apportioned to various states.
Operating Results of our Pipeline Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pipeline Operations
Operating revenues	$114,417	$118,037	$338,484	$301,353
Gas purchased	—	—	—	—

Gross margin	114,417	118,037	338,484	301,353
Operating expenses	40,929	49,511	140,894	169,253

Operating income	73,488	68,526	197,590	132,100
Other income (expense)	—	94	—	75

Income before interest and taxes	73,488	68,620	197,590	132,175

Interest expense	(4,217)	(5,602)	(10,151)	(14,788)

Income before income taxes	69,271	63,018	187,439	117,387
Income tax benefit (expense)	4,516	(23,997)	(40,926)	(44,912)

Net income	$73,787	$39,021	$146,513	$72,475

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008
Net income increased $35,000 to approximately $74,000 in the three months ended September 30, 2009 from approximately $39,000 in the three months ended September 30, 2008, and the overall impact of our pipeline operations was not material to our results of consolidated operations.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Net income increased $75,000 to approximately $147,000 in the nine months ended September 30, 2009 from approximately $72,000 in the nine months ended September 30, 2008, and the overall impact of our pipeline operations was not material to our results of consolidated operations.

Results of our Corporate and Other Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Corporate and Other
Operating revenues	$—	$—	$—	$—
Gas purchased	—	—	—	—

Gross margin	—	—	—	—
Operating expenses	5,829	—	5,829	441,123

Operating loss	(5,829)	—	(5,829)	(441,123)
Other income (expense)	(262,727)	7,647	(522,376)	77,344

Income (loss) before interest and taxes	(268,556)	7,647	(528,205)	(363,779)

Interest expense	—	—	(339)	—

Income (loss) before income taxes	(268,556)	7,647	(528,544)	(363,779)
Income tax benefit (expense)	24,441	(2,941)	73,854	139,129

Net income (loss)	$(244,115)	$4,706	$(454,690)	$(224,650)

The corporate and other operations segment was created to accumulate revenues and expenses that are not allocable to our utilities or other operations. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.
Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008
Results of corporate and other operations for the three months ended September 30, 2009 include administrative and general costs of $6,000, costs related to acquisition activities of $315,000, offset by dividends from marketable securities of approximately $52,000 and income tax benefit of approximately $24,000, for a net loss of approximately $244,000.
Results of corporate and other operations for the three months ended September 30, 2008 included approximately $8,000 of dividends from marketable securities offset by the applicable income tax expense of approximately $3,000, for net income of approximately $5,000.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Results of corporate and other operations for the nine months ended September 30, 2009 include administrative and general costs of $6,000, costs related to acquisition activities of $662,000, offset by dividends from marketable securities of approximately $139,000 and the applicable income tax benefit of approximately $74,000, for a net loss of approximately $455,000.
Results of corporate and other operations for the nine months ended September 30, 2008 included approximately $61,000 in gains from the sale of marketable securities, approximately $17,000 in dividends from marketable securities, approximately $441,000 in costs associated with an equity offering that was not completed and the applicable income tax benefit of approximately $139,000 for a net loss of approximately $225,000.

Consolidated Cash Flow Analysis
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.
Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit decreased to $10.0 million at September 30, 2009, compared with $11.7 million at September 30, 2008. This change in our line of credit is caused primarily by reduced purchases of marketable securities and decreased commodity rates in the second half of 2009 paid to fill natural gas storage.
Long-term debt was $13.0 million at September 30, 2009, and 2008.
Cash decreased by $100,000 from December 31, 2008 to September 30, 2009, compared with the $912,000 decrease in cash for the nine months ended September 30, 2008, as shown in the following table:

	September 30,
	2009	2008

Cash provided by operating activities	$17,540,626	$3,351,353
Cash used in investing activities	(8,344,812)	(8,057,828)
Cash provided by (used in) financing activities	(9,295,437)	3,794,939

Decrease in cash	$(99,623)	$(911,536)

Cash provided by operating activities was approximately $14.2 million higher in the nine months ended September 30, 2009, than the nine months ended September 30, 2008. This was primarily due to increases in purchases of natural gas inventory of $5.7 million, recoverable gas purchases of $5.4 million, other assets (net of other liabilities) of $1.9 million, accounts receivable and prepaids of $2.6 million, deferred income taxes of $325,000, and decreases in accounts payable of $1.8 million and stock-based compensation of $175,000 as compared to the nine months ended September 30, 2008.
Cash used in investing activities was approximately $287,000 higher in the nine months ended September 30, 2009, than the nine months ended September 30, 2008. This was due to an increase of approximately $2.4 million for construction expenditures, a decrease in customer advances received for construction and contributions in aid of construction of $113,000 and an increase of approximately $2.6 million in net purchases of marketable securities as compared to the nine months ended September 30, 2008.
Cash used in financing activities in the nine months ended September 30, 2009 was $9.6 million. This is $13.1 million more than the cash provided of $3.8 million in the nine months ended September 30, 2008 and is due to an increase in debt repayments of $9.6 million, decreased borrowings of $3.1 million, decreased net sales of common stock of $113,000, and a $219,000 increase in dividends paid as compared to the nine months ended September 30, 2008.
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

Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, Energy West issued $13.0 million aggregate principal amount of our 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $463,000 in new debt issue costs to be amortized over the life of the new note.
Bank of America Line of Credit — On June 29, 2007, Energy West established our five-year unsecured credit facility with Bank of America, replacing a previous $20.0 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by us.
The following table represents borrowings under the Bank of America revolving line of credit for each of the periods presented.

Quarter Ended September 30, 2009
Minimum borrowing	$3,600,000
Maximum borrowing	$10,250,000
Average borrowing	$7,654,000

Quarter Ended June 30, 2009
Minimum borrowing	$—
Maximum borrowing	$5,045,000
Average borrowing	$2,002,000

Quarter Ended March 31, 2009
Minimum borrowing	$5,595,000
Maximum borrowing	$18,095,000
Average borrowing	$11,987,000

Our 6.16% Senior Unsecured Notes and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At September 30, 2009 and 2008, we believe we were in compliance with the financial covenants under our debt agreements.
At September 30, 2009, Energy West had approximately $966,000 of cash on hand, ($148,000 net of bank overdrafts) and $10.0 million in borrowings under the $20.0 million Bank of America revolving line of credit. In addition, at September 30, 2009, Energy West had two outstanding letters of credit related to supply contracts totaling $1.2 million. These letters of credit reduce our available borrowings on our line of credit. As discussed above, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months. Our availability normally increases in January as monthly heating bills are paid and storage related gas purchases are no longer necessary.
The total amount outstanding under all of Energy West’s long term debt obligations was $13.0 million at both September 30, 2009, and 2008. The portion of such obligations due within one year was $0 at both September 30, 2009, and 2008.
Capital Expenditures
We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those two service areas. For the six months ended December 31, 2008 our total capital expenditures were approximately $4.7 million. During the nine months ended September 30, 2009 and 2008 capital expenditures were $6.7 million and $4.3 million, respectively. We estimate future cash requirements for capital expenditures will be as follows:

Estimated
Future Cash
Requirements
through 12/31/09
(In thousands)

Natural Gas Operations	$1,500
Energy West Resources	—
Pipeline Operations	—

Total capital expenditures	$1,500

Contractual Obligations
Our major financial market risk exposure is to changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. Our policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt.
The table below presents contractual balances of our consolidated long-term and short-term debt at the expected maturity dates as of September 30, 2009.
Payments Due by Period

		1 year			After
Contractual Obligations	Total	or less	2-3 years	4-5 years	5 years

Interest payments (a)	$6,406,400	$800,800	$1,601,600	$1,601,600	$2,402,400
Long Term Debt (b)	13,000,000	—	—	—	13,000,000
Operating Lease Obligations	118,723	36,385	22,173	5,896	54,269
Transportation and Storage Obligation (c)	6,351,511	2,630,322	1,001,748	1,001,748	1,717,693

Total Obligations	$25,876,634	$3,467,507	$2,625,521	$2,609,244	$17,174,362

(a)	Our long-term debt and notes payable require interest payments. Interest payments are projected based on debt service schedules provided at debt issuance.

(b)	See Note 6 of the Notes to the unaudited condensed consolidated financial statements for a description of this debt.

(c)	Transportation and Storage Obligations represent annual commitments with suppliers for periods extending up to seven years.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements, other than those currently disclosed that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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
Interest Rate Risk
Our results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). We mitigate this risk by entering into long-term debt agreements with fixed interest rates. Some of our notes payable, however, may be subject to variable interest rates that we may mitigate by entering into interest rate swaps. A hypothetical 100 basis point change in market rates applied to the balance of the notes payable would change our interest expense by approximately $102,500 annually.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.
On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (Shelby) alleges a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. Shelby is seeking damages that are at this time unspecified. The parties each filed cross motions for summary judgment. The court heard oral arguments for the pending motions on July 24, 2009. On September 9, 2009, the court ruled that Shelby Gas Association can proceed with their case for damages. The court also ruled that we can seek a set off against any damages awarded to Shelby in an amount equal to the damages Energy West has suffered as a result of Shelby’s alleged breach of contract. A trial has been set for April 2010. The Company continues to believe that this lawsuit is without merit and is vigorously defending allegations.
In the Company’s opinion, the outcome of these lawsuits, including the Shelby litigation, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

ITEM 6	— EXHIBITS

Exhibit
Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY, INC.

Date: November 12, 2009	/s/ Thomas J. Smith Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)