Form 10-K
period 2009-12-31
Energy Inc.
filed 2010-03-31
CIK 43350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 0-14183

ENERGY, INC.
(Exact name of registrant as specified in its charter)

Montana (State or other jurisdiction of incorporation or organization)	27-0573782 (I.R.S. Employer Identification No.)

1 First Avenue South, Great Falls, Montana 59401
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (406) 791-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common, par value $.15 per share	NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2009 was $34,292,456.

The number of shares outstanding of the registrant’s common stock as of March 12, 2010 was 6,070,330 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders of Energy, Inc. are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, the terms “Company,” “Energy West,” “Registrant,” “we,” “us” and “our” mean Energy, Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-K is as of December 31, 2009.

i

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

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements are based on reasonable assumptions when they are made, we can give no assurance that these expectations, estimates and projections can be achieved. We believe the forward-looking statements in this Form 10-K are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	fluctuating energy commodity prices,

•	the possibility that regulators may not permit us to pass through all of our increased costs to our customers,

•	the impact of the Federal Energy Regulatory Commission (FERC) and state public service commission statutes, regulations, and actions, including allowed rates of return, and the resolution of other regulatory matters,

•	the impact of weather conditions and alternative energy sources on our sales volumes,

•	future utilization of pipeline capacity, which can depend on energy prices, competition from alternative fuels, the general level of natural gas and propane demand, decisions by customers not to renew expiring natural gas contracts and weather conditions,

•	changes in federal or state laws and regulations to which we are subject, including tax, environmental, and employment laws and regulations,

•	the ability to meet financial covenants imposed by lenders,

•	the effect of changes in accounting policies, if any,

•	the ability to manage our growth,

•	the ability to control costs,

•	the ability of each business unit to successfully implement key systems, such as service delivery systems,

•	our ability to develop expanded markets and product offerings and our ability to maintain existing markets,

•	our ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and

•	our ability to obtain governmental and regulatory approval of various expansion or other projects, including acquisitions.

ii

PART I

Item 1.	Business.

Change in Fiscal Year

Effective December 31, 2008 the Board of Directors of Energy, Inc. changed its fiscal year end from June 30 to December 31. We made this change to align our fiscal year end with other companies within our industry. This Form 10-K is intended to cover the audited calendar year January 1, 2009 to December 31, 2009, which we refer to as “2009”. Comparative information to 2009 is provided in this Form 10-K with respect to the calendar year January 1, 2008 to December 31, 2008, which is unaudited and we refer to as “2008”. Additional information is provided with respect to the transition July 1, 2008 to December 1, 2008 (the “Transition Period”), which is audited. We refer to the period July 1, 2007 and ending June 30, 2008 as “fiscal 2008”, and the period beginning July 1, 2006 and ending June 30, 2007 as “fiscal 2007.”

Overview

We are a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. We were originally incorporated in Montana in 1909. We currently have five reporting segments:

• Natural Gas Operations	Annually, we distribute approximately 29 billion cubic feet of natural gas to approximately 62,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine, Elkin, North Carolina and various cities in Ohio and Western Pennsylvania. The approximate population of the service territories is 5.3 million. The operation in Elkin, North Carolina was added October 1, 2007. The operation in Bangor, Maine was added December 1, 2007. Our Ohio and Pennsylvania operations were added January 5, 2010

• Marketing and Production Operations (EWR)	Annually, we market approximately 2.4 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, Energy West Resources, Inc. (EWR). EWR owns an average 48% gross working interest (an average 41% net revenue interest) in 160 natural gas producing wells and gas gathering assets. Energy West Propane, Inc. dba Missouri River Propane (MRP), our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in our propane operations. It is now being reported in marketing and production operations.

• Pipeline Operations (EWD)	We own the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary Energy West Development, Inc. (EWD). Certain natural gas producing wells owned by our pipeline operations are being managed and reported under our marketing and production operations.

• Propane Operations (Discontinued Operations)	Our Arizona assets were sold during fiscal year 2007, and the results of operations for the propane assets related to this sale have been reclassified as income from discontinued operations. Prior to discontinuance, we distributed approximately 5.4 million gallons annually, of propane to approximately 8,000 customers through utilities operating underground vapor systems in and around Payson, Pine, and Strawberry, Arizona and retail distribution of bulk propane to approximately 2,300 customers in the same Arizona communities. The associated assets and liabilities are shown on the consolidated balance sheet as “Assets held for sale” and “Liabilities held for sale.” MRP, our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in propane operations. It is now being reported in our marketing and production operations.

• Corporate and Other	This segment was not reported prior to fiscal 2008. Corporate and other was established to encompass the results of corporate acquisitions and other equity transactions. Reported in Corporate and other for the years ended December 31, 2008 and December 31, 2009 are costs associated with business development and acquisitions, and dividend income and recognized gains from the sale of marketable securities.

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

2007 Expansion into North Carolina and Maine

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

Frontier Natural Gas and Bangor Gas Company provided us with a unique opportunity to gain market shares within these service areas since their distribution systems are relatively new and have considerable incremental capacity available to sustain a greater customer load. The acquisitions of Frontier Natural Gas and Bangor Gas Company provide us with substantial assets and potential customers in those service areas, including 149 miles of transmission pipeline and 315 miles of distribution system.

2009 Acquisition of Additional Operations in Montana

On November 2, 2009, we completed the acquisition of a majority of the outstanding shares of Cut Bank Gas Company, a natural gas utility serving Cut Bank, Montana. Pursuant to a stock purchase agreement with the founders and controlling shareholders of Cut Bank Gas, we acquired 83.16% for a purchase price of $500,000 paid in shares of our common stock. We also offered to purchase the remaining shares of Cut Bank Gas from the shareholders that owned the other 16.84%, most of whom have tendered their shares. The acquisition increased our customers by approximately 1,500.

2010 Expansion into Ohio and Western Pennsylvania

On January 5, 2010, we completed the acquisition of Lightning Pipeline Company, Inc. (“Lightning Pipeline”), Great Plains Natural Gas Company (“Great Plains”), Brainard Gas Corp. (“BGC”) and Great Plains Land Development Co., LTD. (“GPL,” and collectively with Lightning Pipeline, Great Plains and BGC, the “Ohio Companies” and each an “Ohio Company”). Lightning Pipeline is the parent company of Orwell Natural Gas Company (“Orwell”) and Great Plains is the parent company of Northeast Ohio Natural Gas Corp. (“NEO”). Orwell, NEO and BGC are natural gas distribution companies that serve approximately 23,131 customers in Northeastern Ohio and Western Pennsylvania. GPL is a real estate holding company whose primary asset is real estate that is leased to NEO. The purchase price for the Ohio Companies was $37.9 million, which consisted of approximately $20.8 million in debt of the Ohio Companies’ with the remainder of the purchase price paid in 1,707,308 unregistered shares of our common stock. The issuance of shares as merger consideration was approved by the holders of our common stock at our annual meeting of stockholders on November 13, 2009. Our acquisition of the Ohio Companies was a substantial step in our growth, providing us with presence in the Midwestern United States and increasing our customers by more than 50%.

Future Acquisition Strategy

We intend to continue to look for natural gas utilities to acquire. While we believe that the best opportunities for growth remain outside Montana and Wyoming, there may be acquisitions in these states that would be attractive to us because of economies of scale.

Even though we are a small utility serving approximately 62,000 customers, we believe we have the operating expertise to handle a significantly greater number of customers. For example, several operational managers have joined our team who had natural gas utility experience with significantly larger companies. We intend to focus on acquisitions that will enable us to grow our customer base and fully utilize our personnel. We believe that there are opportunities to acquire financially-sound smaller natural gas utility companies that are individually owned or controlled. In addition, we intend to target larger diversified utility companies that have a natural gas distribution operating segment that they are willing to sell.

Our acquisition strategy includes combining newly acquired operations with our current operations to maximize efficiency and profitability. Upon acquiring a distribution company management intends to centralize functions (i.e. accounting) or decentralize functions (i.e. gas marketing), as appropriate. We believe that throughout the utility industry, there has recently been too much centralization, which has led to local operating inefficiencies. Management will evaluate each acquisition and determine the right balance of centralization and decentralization. We believe our senior management’s gas utility experience and expertise will improve the acquired company’s operating efficiency and gas marketing capabilities, and as a result, its profitability.

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

Outstanding shares of stock of Energy West were automatically converted on a share for share basis, into identical shares of common stock of the new holding company. On December 17, 2009, Energy, Inc. withdrew from the Nasdaq Global Market and began trading on the NYSE Amex Equities (formerly known as the American Stock Exchange) under the trading symbol “EGAS.”

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

Natural Gas Operations

Our natural gas operations are located in Montana, Wyoming, North Carolina, Maine, Ohio, and Western Pennsylvania, and our revenues from the natural gas operations are generated under tariffs regulated by those states.

In many states, including Montana, Wyoming, North Carolina, Ohio and Pennsylvania, the tariff rates of natural gas utilities are generally established to allow the utility to earn revenue sufficient to recover operating and maintenance costs, plus profits in amounts equal to a reasonable rate of return on their “rate base.” A gas utility’s rate base generally includes the utility’s original cost, cost of inventory and an allowance for working capital, less accumulated depreciation of installed used and useful gas pipeline and other gas distribution or transmission facilities. In Maine, our tariff rates and permitted rate of return are not based upon the concept of rate base, but are based upon historical costs of alternative fuels so that we may compete with distributors of such fuels, and if we exceed a given rate of return, excess earnings are shared with our gas customers.

Natural Gas — Montana

Our operations in Montana provide natural gas service to customers in and around Great Falls, Cascade, West Yellowstone, and Cut Bank, Montana. The operation’s service area has a population of approximately 59,000 in the Great Falls area, 1,500 in the Cascade area , 1,200 in the West Yellowstone area, and approximately 3,100 in the Cut Bank area. Our Montana operations provide service to approximately 30,000 customers.

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

The following table shows our Montana operations’ revenues by customer class for the years ended December 31, 2009 and 2008, for the six months ended December 31, 2008 and 2007, and for the years ended June 30, 2008, and 2007.

	Gas Revenue
	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008	2007
	(In thousands)

Residential	$19,734	$23,595	$9,704	$7,801	$21,692	$19,492
Commercial	12,462	14,924	5,896	4,895	13,923	12,894
Transportation	2,383	2,340	1,011	1,008	2,337	2,058

Total	$34,579	$40,859	$16,611	$13,704	$37,952	$34,444

Residential revenue has been restated from prior published reports to properly reflect intercompany eliminations. The changes for the years ended June 30, 2008 and 2007 are ($451) and ($205), respectively.

Note: Lower revenues in the year ended December 31, 2009 compared to the year ended December 31, 2008 are due to significantly lower gas costs which are passed on to our customers in accordance with approvals from the MPSC.

The following table shows the volumes of natural gas, expressed in millions of cubic feet, or “MMcf,” sold or transported by our Montana operations for the years ended December 31, 2009 and 2008, for the six months ended December 31, 2008 and 2007 and for the years ending June 30, 2008 and 2007:

	Gas Volumes
	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
	2009	2009	2008	2007	2008	2007
	(In MMcf)

Residential	2,368	2,262	891	841	2,212	2,097
Commercial	1,370	1,338	478	476	1,336	1,267
Transportation	1,770	1,645	742	749	1,652	1,526

Total Gas Sales	5,508	5,245	2,111	2,066	5,200	4,890

Note: Volumes were higher for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to colder weather in the fall of 2009.

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

Natural Gas — Wyoming

Our operations in Wyoming provide natural gas service to customers in and around Cody, Meeteetse, and Ralston, Wyoming. This service area has a population of approximately 14,400. Our marketing and production operations supply natural gas to our Wyoming operations pursuant to an agreement through October 2010.

Our operations in Wyoming have a certificate of public convenience and necessity granted by the WPSC for transportation and distribution covering the west side of the Big Horn Basin, which extends approximately 70 miles north and south and 40 miles east and west from Cody. As of December 31, 2009, our Wyoming operations provided service to approximately 6,400 customers, including one large industrial customer. Our Wyoming operations also offer transportation through its pipeline system. This service is designed to permit producers and other purchasers of gas to transport their gas to markets outside of our Wyoming operations’ distribution and transmission system.

The following table shows our Wyoming operations’ revenues by customer class for the years ended December 31, 2009 and 2008, for the six months ended December 31, 2008 and 2007 and for the years ending June 30, 2008 and 2007:

	Gas Revenue
	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
	2008	2007	2008	2007	2008	2007
	(In thousands)

Residential	$4,626	$5,213	$2,227	$1,996	$4,982	$4,657
Commercial	3,896	4,733	2,239	1,944	4,438	2,990
Industrial	840	2,060	914	862	2,008	4,348

Total	$9,362	$12,006	$5,380	$4,802	$11,428	$11,995

Note: Lower revenues were realized in the year ended December 31, 2009 compared to the year ended December 31, 2008, due primarily to lower gas costs which are passed on to the customers in accordance with approvals from the WPSC.

The following table shows volumes of natural gas, expressed in MMcf, sold by our Wyoming operations for the years ended December 31, 2009 and 2008, for the six months ended December 31, 2008 and 2007 and for the years ended June 30, 2008 and 2007:

	Gas Volumes
	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008	2007
	(In MMcf)

Residential	584	578	230	219	567	526
Commercial	634	628	286	271	613	593
Transportation	189	326	138	146	334	472

Total Gas Sales	1,407	1,532	654	636	1,514	1,591

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

Our Wyoming operations have an industrial customer whose gas sales rates are subject to an industrial tariff, which provides for lower incremental prices as higher volumes are used. This customer accounted for approximately 9.0% of the revenues of our Wyoming operations and approximately 1.4% of the consolidated revenues of the natural gas segment of our business. This customer’s business is cyclical and depends upon the level of housing starts in its market areas.

Our Wyoming operations transport gas for third parties pursuant to a tariff filed with and approved by the WPSC. The terms of the transportation tariff (currently between $.08 and $.31 per thousand cubic feet (mcf)) are approved by the WPSC.

Natural Gas — North Carolina

On October 1, 2007, we acquired Frontier Natural Gas, a natural gas utility in Elkin, North Carolina. The purchase price was $4.9 million in cash. Our North Carolina operations provide natural gas service to customers in Ashe, Surry, Warren, Wilkes, Watauga, and Yadkin Counties. This service area has a population of approximately 42,000 people. The major communities in our North Carolina service area are Boone, Elkin, Mount Airy, Wilkesboro, Warrenton and Yadkinville. We have certificates of public convenience and necessity granted by the North Carolina Utility Commission (NCUC) for transportation and distribution in these counties and franchise agreements with municipalities located within these counties.

Our North Carolina operations provide service to approximately 1,082 residential, commercial and transportation customers through 139 miles of transmission pipeline and 215 miles of distribution system. We offer transportation services to 23 customers through special pricing contracts. For the year ended December 31, 2009, these customers have accounted for approximately 45.4% of the revenues of our North Carolina operation.

The following table shows our North Carolina operations’ revenues by customer class for the years ended December 31, 2009 and 2008, for the six months ended December 31, 2008 and 2007, and the fiscal year ended June 30, 2008:

	Gas Revenue
	Years Ended		Six Months Ended		Year Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008
	(In thousands)

Residential	$289	$313	$145	$90	$258
Commercial	3,331	3,284	1,764	651	2,171
Transportation	3,016	3,632	1,870	869	2,631

Total	$6,636	$7,229	$3,779	$1,610	$5,060

Note: Because we acquired our North Carolina operations during the last quarter of the calendar 2007 year, the six months ended December 31, 2007 includes three months of operations and the fiscal year ended June 30, 2008 includes nine months of operations.

The following table shows volumes of natural gas, expressed in MMcf, sold by our North Carolina operations for the years ended December 31, 2009 and 2008, for the six months ended December 31, 2008 and 2007, and for the fiscal year ended June 30, 2008:

	Gas Volumes
	Year Ended		6 Months Ended		Year Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008
	(In MMcf)

Residential	25	20	8	6	18
Commercial	378	220	107	49	162
Transportation	1,705	1,867	840	506	1,533

Total Gas Sales	2,108	2,107	955	561	1,713

Note: Because we acquired our North Carolina operations during the last quarter of the calendar 2007 year, the six months ended December 31, 2007 includes three months of operations and the fiscal year ended June 30, 2008 includes nine months of operations.

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

Natural Gas — Maine

On December 1, 2007 we acquired Bangor Gas Company, a natural gas utility in Bangor, Maine, for a purchase price of $434,000. Our operations in Maine provide natural gas service to customers in Bangor, Brewer, Old Town, Orono and Veazie through 10 miles of transmission pipeline and 100 miles of distribution system. This service area has a population of approximately 60,000 people. We have certificates of public convenience and necessity granted by the Maine Public Utilities Commission (MPUC) for our Maine service territories.

Our Maine operations provide service to approximately 1,252 residential, commercial and industrial customers. We offer transportation services to 36 customers through special pricing contracts. These customers accounted for approximately 31.7% of the revenues of our Maine operations for the year ended December 31, 2009.

The following table shows our Maine operations’ revenues by customer class for the years ended December 31, 2009 and 2008, for the six months ended December 31, 2008 and 2007, and for the fiscal year ended June 30, 2008:

	Gas Revenue
	Year Ended		Six Months Ended		Year Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008
	(In thousands)

Residential	$560	$364	$187	$55	$232
Commercial	5,032	4,141	1,636	713	3,218
Transportation	1,446	1,312	672	138	778
Bucksport	1,151	1,150	575	96	671

Total	$8,189	$6,967	$3,070	$1,002	$4,899

Note: Because we acquired our Maine operations during the last quarter of the calendar 2007 year, the six months ended December 31, 2007 includes one month of Maine operations and the fiscal year ended June 30, 2008 includes seven months of operations.

The following table shows volumes of natural gas, expressed in MMcf, sold by our Maine operations for the years ended December 31, 2009 and 2008, for the six months ended December 31, 2008 and 2007, and for the fiscal year ended June 30, 2008:

	Gas Volumes
	Year Ended		Six Months Ended		Year Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008
	(In MMcf)

Residential	50	26	13	3	16
Commercial	526	308	134	47	221
Transportation	1,035	851	400	81	532
Bucksport	14,127	13,784	6,811	1,158	8,131

Total Gas Sales	15,738	14,969	7,358	1,289	8,900

Note: Because we acquired our Maine operations during the last quarter of the calendar 2007 year, the six months ended December 31, 2007 includes one month of Maine operations and the fiscal year ended June 30, 2008 includes seven months of operations.

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

Accordingly, our rates include transportation charges and customer charges, but our rates may not exceed certain thresholds established in relation to rates for alternative fuels with which we compete. Additionally, if our cumulative profits exceed certain levels, we are then subject to a revenue sharing mechanism. Bangor Gas Company has never exceeded that cumulative profit level, thus the revenue sharing mechanism has not been triggered.

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

Natural Gas — Ohio and Western Pennsylvania

On January 5, 2010, we acquired Orwell, NEO, and BGC, which are natural gas distribution companies in Northeastern Ohio and Western Pennsylvania for a purchase price of $37.9 million. These operations provide natural gas services in 20 counties in eastern Ohio and western Pennsylvania through 999 miles of distribution system. The service area has a population of approximately 5.2 million people.

The Ohio and Western Pennsylvania operations provide service to approximately 23,131 residential, commercial and industrial customers.

The following table shows the Ohio and Western Pennsylvania operations’ revenues by customer class for the years ended December 31, 2009 and 2008:

	Gas Revenue
	Year Ended
	December 31,
	2009	2008
	(In thousands)

Residential	$16,645	$20,968
Commercial	10,685	13,987
Transportation	966	779

Total	$28,296	$35,734

The following table shows volumes of natural gas, expressed in MMcf, sold by our Ohio and Western Pennsylvania operations for the years ended December 31, 2009 and 2008:

	Gas Volumes
	Year Ended
	December 31,
	2009	2008
	(In MMcf)

Residential	1,674	1,523
Commercial	1,390	1,030
Transportation	1,399	1,159

Total Gas Sales	4,463	3,712

Our Ohio operations generate their revenues under tariffs regulated by the Public Utilities Commission of Ohio (PUCO). The tariffs are structured to enable us to recover a base cost of gas and administrative and operating expenses to provide a sufficient rate of return to cover interest and profit. Our Ohio operations’ tariffs include a purchased gas adjustment clause, which allows our Ohio operations to adjust rates periodically to recover changes in gas costs.

In a similar manner, our Pennsylvania operations generate their revenues under tariffs regulated by the Pennsylvania Public Utilities Commission (PAPUC). The tariffs are structured to enable us to recover a base cost of gas and administrative and operating expenses to provide a sufficient rate of return to cover interest and profit. Our Pennsylvania operations’ tariffs include a purchased gas adjustment clause, which allows our Pennsylvania operations to adjust rates annually to recover changes in gas costs.

Marketing and Production Operations

We market approximately 2.4 bcf of natural gas annually to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, EWR. In order to provide a stable source of natural gas for a portion of its requirements, EWR has an ownership interest in two natural gas production properties and three gathering systems, located in north central Montana. EWR currently holds an average 48% gross working interest (average 41% net revenue interest) in 160 natural gas producing wells in operation. This production gives EWR a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells and assets provided approximately 18.2% of the volume requirements for EWR in our Montana market for the year ended December 31, 2009. We acquired our interests in the wells by quitclaim deeds conveying interests in certain oil and gas leases for the wells from sellers who were in financial distress. We chose to purchase their interests despite the uncertain nature of the conveyance because we were able to negotiate purchase prices that, we believe, were fair and reasonable under, and accounted for, that circumstance. It is possible that our interests will be challenged in the future, but no such challenge has been made since acquiring the interests in 2002 and 2003 and we have no notice that such a challenge is forthcoming.

Additionally, EWR owns a 21.98% interest in Kykuit, a developer and operator of oil, gas and mineral leasehold estates located in Montana. We have invested a total of approximately $1.5 million in Kykuit and may invest additional funds in the future as Kykuit provides a supply of natural gas in close proximity to our natural gas operations in Montana. However, our obligations to make additional investments in Kykuit are limited under the Kykuit operating agreement. We are entitled to cease further investments in Kykuit if, in our reasonable discretion after the results of certain initial exploration activities are known, we deem the venture unworthy of further investments. Even if the venture is reasonably successful, we are obligated to invest no more than an additional $1.5 million over the life of the venture. Other investors in Kykuit include our chairman of the board, Richard M. Osborne, and John D. Oil and Gas Company, a publicly held gas exploration company, which is also the managing member of Kykuit. Also, Mr. Osborne is the chairman of the board and chief executive officer, and our director Mr. Gregory J. Osborne is president and Mr. Smith is a director of John D. Oil and Gas Company. Our net investment in Kykuit after deducting undistributed losses of approximately $700,000 is approximately $800,000. Included in this amount and on our income statement for the year ended December 31, 2009 is a loss on our equity investment in Kykuit totaling $687,000 ($423,000 net of income tax), due to the write-off of drilling costs resulting in dry holes.

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

Corporate and Other

Our “Corporate and Other” reporting segment was established during the second quarter of our 2008 fiscal year. It is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Energy, Inc.’s holding company functions. As we continue to implement our acquisition strategy and grow, we will likely report certain income and expense items associated with potential and completed acquisitions under this reporting segment.

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

Under Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805), we recorded these stock acquisitions as if the net assets of the targets were acquired. For income tax purposes, we are permitted to “succeed” to the operations of the acquired companies, and thereby continue to depreciate the assets at their historical tax cost bases. As a result, we may continue to depreciate approximately $82.0 million of capital assets using the useful lives and rates employed by Frontier Natural Gas and Bangor Gas Company. This treatment results in a potential future federal and state income tax benefit of approximately $19.1 million over a 20-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first five years following the acquisitions.

Following ASC 740, Income Taxes (ASC 740), our balance sheet at December 31, 2008 reflects a gross deferred tax asset of approximately $19.0 million, offset by a valuation allowance of approximately $7.5 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.5 million. The excess of the net deferred tax assets received in the transactions over their respective purchase prices has been reflected as an extraordinary gain of approximately $6.8 million on our income statement for the year ended June 30, 2008 in accordance with the provisions of ASC 805.

During the year ended December 31, 2009, we conducted a study of the deferred tax asset and valuation allowance, and based on our updated earnings projections and more complete data from the seller’s tax returns, we determined that $2.8 million of the valuation allowance related to federal taxes is no longer needed but that the state portion should be increased by $400,000. Accordingly, we reduced the valuation allowance to approximately $5.1 million. In addition, we increased the gross deferred tax asset to $19.1 million. As a result, the net deferred tax asset increased to approximately $14.0 million at December 31, 2009. Included in the results of our Corporate and Other segment for the year ended December 31, 2009 is the income tax benefit of approximately $2.8 million related to the elimination of the federal portion of the valuation allowance. An income tax expense of $300,000 resulting from the increase in the state portion of the valuation allowance partially offset by the increase in the gross deferred tax asset is included in the results of the Natural Gas Operations segment.

Also in the year ended December 31, 2009 we reported $830,000 in costs associated with business development and acquisitions, partially offset by $190,000 in dividend income, $97,000 in recognized gains on the sale of marketable securities and the associated income tax benefit from these activities of $30,000. The total net income from Corporate and Other for the year ended December 31, 2009 is approximately $2.2 million.

Competition

The traditional competition we face in our distribution and sales of natural gas is from suppliers of fuels other than natural gas, including electricity, oil, propane, and coal. Traditionally, the principal considerations affecting a customer’s selection of utility gas service over competing energy sources include service, price, equipment costs, reliability, and ease of delivery. In addition, the type of equipment already installed in a business and residence significantly affects the customer’s choice of energy. However, with respect to the majority of our service territory, previously installed equipment is not an issue. Households in recent years have generally preferred the installation of natural gas and/or propane for space and water heating as an energy source. We face more intense competition in West Yellowstone and Cascade, Montana, North Carolina and Maine due to the cost of competing fuels than we face in the Great Falls area of Montana and our service territory in Wyoming. In Ohio, we face competition from other gas companies because Ohio’s regulatory framework does not provide gas distribution companies with exclusive geographic franchises. Our principal competitors in Ohio are Dominion East Ohio Gas Company and Columbia Gas of Ohio, a NiSource company.

Our marketing and production operations’ compete principally with other natural gas marketing firms doing business in Montana and Wyoming.

Gas Supply Marketers and Gas Supply Contracts

We purchase gas for our natural gas operations and marketing and production operations from various gas supply marketers. For the past several years, the primary gas supply marketers for our natural gas distribution operations have been Jefferson Energy Trading, LLC (Jetco) and Tenaska Marketing Ventures. Jetco has also been a significant gas supply marketer for our marketing and production subsidiary, EWR. Other gas supply marketers are also used by EWR from time to time. EWR also supplies itself with natural gas through ownership of an average 48% gross working interest (41% net revenue interest) in 160 natural gas producing wells in operation in north central Montana. This production gives EWR a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells and assets provided approximately 18.2% of the volume requirements for EWR’s Montana market, for the year ended December 31, 2009. In Ohio, our gas suppliers are South Jersey Resources Group, LLC, Shell Energy North America (US), L.P., BP Canada Energy Marketing Corp. and Constellation Energy. In North Carolina, our primary gas supply marketer for Frontier Natural Gas is BP Energy, and in Maine, our primary gas supply marketer for Bangor Gas Company is Repsol Energy North America Corporation.

We purchase and store gas for distribution later in the year. We also enter agreements to buy or sell gas at a fixed price. We may use such arrangements to protect profit margins on future obligations to deliver gas at a fixed price, or to attempt to protect against adverse effects of potential market price declines on future obligations to purchase gas at fixed prices.

Governmental Regulation

State Regulation

Our continuing utility operations are subject to regulation by the Montana Public Service Commission (MPSC), Wyoming Public Service Commission (WPSC), North Carolina Utilities Commission (NCUC), Maine Public Utilities Commission (MPUC), Public Utility Commission of Ohio (PUCO), Pennsylvania Public Utility Commission (PPUC) and Federal Energy Regulatory Commission (FERC) as to rates, service area, adequacy of service, and safety standards. This regulation plays a significant role in determining our profitability. These authorities regulate many aspects of our distribution operations, including construction and maintenance of facilities, operations, safety, the rates we may charge customers, the terms of service to our customers and the rate of return we are allowed to realize. The various regulatory commissions approve rates intended to permit a reasonable rate of return on investment. Our tariffs allow gas cost to be recovered in full (barring a finding of imprudence) in regular (as often as monthly) rate adjustments. These pricing mechanisms have substantially reduced any delay between the incurrence and recovery of gas costs.

Local distribution companies periodically file rate cases with state regulatory authorities to seek permission to increase rates. We monitor our need to file rate cases with state regulators for such rate increases for our retail gas and transportation services. Through these rate cases, we are able to adjust the prices we charge customers for selling and transporting natural gas. However, in connection with our acquisitions of Frontier Natural Gas and Bangor Gas Company, the NCUC and MPUC extended the rate plans in effect at the time of acquisition for these entities for a period of five years. Accordingly, we cannot seek a new rate plan in these states during that time, although the Maine rate plan does allow us to periodically increase and adjust our rates within certain parameters within our rate plan.

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

In Montana, we hold a franchise in the city of Great Falls, and we are in the process of renewing our West Yellowstone franchise agreement. In Wyoming, we hold franchises in the cities of Cody and Meeteetse. In North Carolina, the right to distribute gas is regulated by the NCUC, which generally divides service territories by county, and we have been granted the right by the NCUC to distribute gas in the six counties in which we operate under certificates of public convenience and necessity from the NCUC. We also have franchise agreements with all of the incorporated municipalities in those six counties to install and operate gas lines in those municipalities’ streets and right-of-ways. In Maine, we have been granted the right by the MPUC to distribute gas in our service areas under certificates of public convenience and necessity. We are not required to obtain franchise agreements for our Maine operations.

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

We and our consultants continue to work with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve those standards. Although the MDEQ has not established guidance respecting the attainment of a technical waiver, the EPA has developed such guidance. The EPA guidance lists factors that render remediation technically impracticable. We have filed with the MDEQ a request for a waiver from complying with certain standards. As of December, 31, 2009 there has been no action on our waiver request by the MDEQ.

Although we incurred considerable costs to evaluate and remediate the site, we have been permitted by the MPSC to recover the vast majority of those costs. On May 30, 1995, we received an order from the MPSC allowing for recovery of the costs through a surcharge on customer bills. At December 31, 2009, we had incurred cumulative costs of approximately $2.1 million in connection with our evaluation and remediation of the site and had recovered approximately $2.1 million of these costs pursuant to the order. As of December 31, 2009, the cost remaining to be recovered through the ongoing rate was $22,000. We are required to file with the MPSC every two years for approval to continue the recovery of these costs through a surcharge. During fiscal 2007, the MPSC approved the continuation of the recovery of these costs with its order dated May 15, 2007. Pursuant to this order, we filed an application with the MPSC on June 30, 2009 for continued recovery of these costs. On February 2, 2010 the MPSC issued its order granting recovery through February 28, 2010, at which time the recovery will be complete and the recovery surcharge extinguished.

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

Employees

We had a total of 172 employees as of December 31, 2009. Two of these employees are employed by our marketing and production operations, 157 by our natural gas operations and 13 at the corporate office. Our natural gas operations include 15 employees represented by two labor unions. Negotiations were completed in July 2008 with the Laborers Union, with a contract in place until June 30, 2010. A three-year contract with Local Union #41 for the pipefitters expires June 30, 2010. We believe our relationship with both labor unions is good.

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

The MPSC, WPSC, NCUC, MPUC, PUCO, PAPUC and FERC regulate our rates, service area, adequacy of service and safety standards. These authorities regulate many aspects of our distribution operations, including the rates that we may charge customers, the terms of service to our customers, construction and maintenance of facilities, operations, safety and the rate of return that we are allowed to realize. Our ability to obtain rate increases and rate supplements to maintain the current rate of return depends upon regulatory discretion. There can be no assurance that we will be able to obtain rate increases or rate supplements or continue to receive the current authorized rates of return.

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

Our gas sales revenue is generated primarily through the sale and delivery of natural gas to residential and commercial customers who use natural gas mainly for space heating. Consequently, temperatures have a significant impact on sales and revenues. Given the impact of weather on our utility operations, our business is a seasonal business. Most of our gas sales revenue is generated in the first and fourth quarters of our year (January 1 to March 31 and October 1 to December 31) as we typically experience losses in the non-heating season, which occurs in the second and third quarters of our year (April 1 to September 30).

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

In 2009, we earned 6.65% of our operating margin by providing gas marketing services to unregulated commercial and industrial gas customers. External factors over which we have no control, such as the weather and economic conditions, can significantly impact the amount of gas consumed by our major commercial and industrial customers. The loss of a major customer could have an adverse impact on our earnings and cash flow.

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

We own an average 48% working interest (average 41% net revenue interest) in 160 natural gas producing wells, which provide our marketing and production operations a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells provided approximately 18.2% of the volume requirements for EWR’s Montana market for the year ended December 31, 2009. We acquired our interests in the wells by quitclaim deed conveying interests in certain oil and gas leases for the wells. Because the sellers conveyed their interests by quitclaim, we received no warranty or representation from them that they owned their interests free and clear from adverse claims by third parties or other title defects. We have no title insurance, guaranty or warranty for our interests in the wells. Further, the wells may be subject to prior, unregistered agreements, or transfers which have not been recorded.

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

We may be a responsible party for environmental clean-up at sites identified by a regulatory body in the future. If that occurs, we cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liabilities on all potentially responsible parties.

We cannot be sure that existing environmental regulations will not be revised or that new regulations intended to protect the environment will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our results of operations.

We have a net deferred tax asset of 14.0 million and we cannot guarantee that we will be able to generate sufficient future taxable income to realize a significant portion of this net deferred tax asset, which could lead to a writedown (or even a loss) of the net deferred tax asset and adversely affect our operating results and financial position.

We have a net deferred tax asset of $14.0 million at December 31, 2009. The net deferred tax asset is the result of our recent acquisitions of Frontier Natural Gas and Bangor Gas Company. We may continue to depreciate approximately $82.0 million of their capital assets using the useful lives and rates employed by those companies, resulting in a potential future federal and state income tax benefit of approximately $19.1 million over a 20 year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first 5 years following the acquisitions.

Following ASC 740, our balance sheet at December 31, 2008 reflects a gross deferred tax asset of approximately $19.0 million, offset by a valuation allowance of approximately $7.5 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.5 million. The excess of the net deferred tax assets received in the transactions over their respective purchase prices has been reflected as an extraordinary gain of approximately $6.8 million on our income statement for the year ended June 30, 2008 in accordance with the provisions of ASC 805.

During the year ended December 31, 2009, we conducted a study of the deferred tax asset and valuation allowance, and based on our updated earnings projections and more complete data from the seller’s tax returns, we determined that $2.8 million of the valuation allowance related to federal taxes is no longer needed but that the state portion should be increased by $400,000. Accordingly, we reduced the valuation allowance to approximately $5.1 million. In addition, we increased the gross deferred tax asset to $19.1 million. As a result, the net deferred tax asset increased to approximately $14.0 million at December 31, 2009. Included in the results of our Corporate and Other segment for the year ended December 31, 2009 is the income tax benefit of approximately $2.8 million related to the elimination of the federal portion of the valuation allowance. An income tax expense of $300,000 resulting from the increase in the state portion of the valuation allowance partially offset by the increase in the gross deferred tax asset is included in the results of the Natural Gas Operations segment.

We cannot guarantee that we will be able to generate sufficient future taxable income to realize the $14.0 million net deferred tax asset over the next 20 years. Management will reevaluate the valuation allowance each year on completion of updated estimates of taxable income for future periods, and will further reduce the deferred tax asset by the new valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the recognized deferred tax assets. If the estimates indicate that we are unable to use all or a portion of the net deferred tax asset balance, we will record and charge a greater valuation allowance to income tax expense. Failure to achieve projected levels of profitability could lead to a write down in the deferred tax asset if the recovery period becomes uncertain or longer than expected and could also lead to the expiration of the deferred tax asset between now and 2029, either of which would adversely affect our operating results and financial position.

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

The growth and success of our business will depend to a great extent on our ability to acquire new assets or business operations and to integrate the operations of businesses that we have recently acquired, including Orwell and NEO as well as those that we may acquire in the future. We cannot provide assurance that we will be able to:

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

The integration of the management, personnel, operations, products, services, technologies, and facilities of Orwell, NEO or any businesses that we acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse affect on our business, financial condition, and operating results.

To the extent we are successful in making an acquisition, we may be exposed to a number of risks.

Any acquisition may involve a number of risks, including the assumption of material liabilities, the terms and conditions of any state or federal regulatory approvals required for an acquisition, the diversion of management’s attention from the management of daily operations to the integration of acquired operations, difficulties in the integration and retention of employees and difficulties in the integration of different cultures and practices, as well as in the integration of broad and geographically dispersed personnel and operations. The failure to make and integrate acquisitions successfully, including Orwell and NEO, could have an adverse effect on our ability to grow our business.

Subsequent to the consummation of an acquisition, we may be required to take write-downs or write-offs, restructuring and impairment charges or other charges that could have a significant negative impact on our financial condition, results of operations and our stock price.

We recently acquired Orwell and NEO and are in the process of completing other potential acquisitions. There could be material issues present inside a particular target business that are not uncovered in the course of due diligence performed prior to the acquisition, and there could be factors outside of the target business and outside of our control that later arise. As a result of these factors, after an acquisition is complete we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges relating to an evaluation of goodwill and acquisition-related intangible assets that could result in our reporting losses. In addition, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.

Risks Related to Our Common Stock

Our ability to pay dividends on our common stock is limited.

We cannot assure you that we will continue to pay dividends at our current monthly dividend rate or at all. In particular, our ability to pay dividends in the future will depend upon, among other things, our future earnings, cash requirements and covenants under our existing credit facility and any future credit agreements to which we may be a party. In addition, acquisitions funded by the issuance of our common stock, such as our acquisitions of Orwell and

NEO, increase the number of our shares outstanding and may make it more difficult to continue dividends at our current rate.

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

Organization, Structure and Management Risks

Our credit facilities contain restrictive covenants that may reduce our flexibility, and adversely affect our business, earnings, cash flow, liquidity and financial condition.

The terms of our credit facilities impose significant restrictions on our ability and, in some cases, the ability of our subsidiaries, to take a number of actions that we may otherwise desire to take, including:

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

These covenants place constraints on our business and may adversely affect our growth, business, earnings, cash flow, liquidity and financial condition. Our failure to comply with any of the financial covenants in the credit facilities may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the credit facilities or other agreements we may enter into from time to time that contain cross-acceleration or cross-default provisions. If this occurs, there can be no assurance that we would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on our business, earnings, cash flow, liquidity and financial condition.

Our primary assets are our operating subsidiaries, and our subsidiaries’ credit facilities include financial covenants that limit our ability to obtain revenue from those subsidiaries, which may limit our ability to pay dividends to shareholders.

We are a holding company with no direct operations and our principal assets are the equity securities of our subsidiary utilities. We rely on dividends from our subsidiaries for our cash flows, thus our ability to pay dividends to our shareholders and finance acquisitions would be dependent on the ability of our subsidiaries to generate sufficient net income and cash flows to pay upstream dividends to us. Further, our subsidiaries are legally distinct from us, and although they are wholly-owned and controlled by us, our ability to obtain distributions from them by way of dividends, interest or other payments (including intercompany loans) is subject to restrictions imposed by their term loans and credit facilities (under which they are borrowers and we are a guarantor). For example,

•	We may cause our Montana, Wyoming, North Carolina and Maine operating subsidiaries to pay a dividend only if the dividend, when combined with dividends over the previous five years, would not exceed 75% of their net income over those years,

•	We may cause Orwell and Lightning Pipeline to distribute no more than 60% of Orwell’s net income to us during any fiscal year, and

•	We may cause NEO, Great Plains and GPL to distribute dividends to us only if their consolidated net worth, after payment of the dividend, is no less than $1,815,000 as positively increased by 100% of net income as of the end of each fiscal quarter and year.

Additionally, as a condition to approving our holding company reorganization, the MPSC required that we stipulate to ring-fencing restrictions that require our Montana, Wyoming, North Carolina and Maine operating subsidiaries to meet certain notice and financial requirements prior to paying dividends that are above certain financial thresholds or irregularly timed.

These dividend restrictions, in addition to other financial covenants contained in the credit facilities and ring-fencing restrictions, place constraints on our business and may adversely affect our cash flow, liquidity and financial condition as well as our ability to finance acquisitions or pay dividends . Further, we may be required to comply with additional covenants. Failure to comply with financial covenants may result in the acceleration of the debt and foreclosure of our assets, which would have a material adverse effect on our business, earnings, cash flow, liquidity and financial condition. For further details on the financial covenants contained in the credit facilities, see “Restrictions on Payment of Dividends” on page 28 of this Annual Report on Form 10-K.

In acquiring the Ohio Companies, we incurred $20.9 million in additional debt, $8.2 million of which will mature in the last quarter of 2010. Our short term debt and high degree of leverage limit our flexibility in managing our business, and our inability to satisfy debts and comply with other financial covenants in the short or long term could materially and adversely affect our business, earnings, cash flow, liquidity and financial condition.

When we acquired the Ohio Companies, we guaranteed approximately $20.9 million of the Ohio companies’ debt. Richard Osborne guarantees substantially all of the third party debt of the Ohio Companies. Our debt service requirements have increased dramatically as a result of the acquisition. In addition, approximately $8.2 million of this debt will mature during the last quarter of 2010. This additional debt has made us more leveraged on a consolidated basis.

Our high degree of leverage may adversely affect our ability to respond to adverse changes in economic, business or market conditions. For example:

•	we may be required to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities, and

•	covenants relating to our debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our credit facilities in the short and long term.

Further, our failure to comply with the financial covenants, pay our debt service requirements and pay or refinance our short term debt may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under our credit facilities or other agreements that we may enter into from time to time that contain cross-acceleration or cross-default provisions. If this occurs, there can be no assurance that we would be able to refinance or otherwise repay such debt, which could result in a material adverse effect on our business, earnings, cash flow, liquidity and financial condition.

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

Through our subsidiary Energy West Resources, Inc. (EWR), we have entered an operating agreement with various third parties regarding Kykuit Resources, LLC (Kykuit), a developer and operator of oil, gas and mineral leasehold estates located in Montana. Through EWR, we own 21.98% of the membership interests of Kykuit, and because Kykuit’s primary purpose is oil, gas and mineral exploration, our investment in Kykuit is subject to the risks associated with that business, including the risk that little or no oil, gas or minerals will be found. We have a net investment after undistributed losses of approximately $800,000 in Kykuit, and we may be required to invest additional amounts of up to approximately $1.5 million. Whether or not we may be required to invest additional funds will depend on the success, or lack thereof, of Kykuit in its initial drilling. We are entitled under the Kykuit operating agreement, as amended and restated, to exercise reasonable discretion to cease further investments in the event certain initial exploratory drilling efforts are unsuccessful.

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

Richard M. Osborne, our chairman of the board and chief executive officer, owns an interest in Kykuit, a party to the joint venture arrangement involving EWR. John D. Oil and Gas Company, a publicly-held oil and gas exploration company of which Mr. Osborne is the chairman of the board and chief executive officer, our director and chief financial officer Thomas J. Smith is a director and our director Gregory J. Osborne is president, is an owner and the managing member of Kykuit. Additionally, we lease office space in Mentor, Ohio from OsAir, Inc., of which Richard M. Osborne is the president and chief executive officer. Mr. Osborne also owned all or nearly all of the outstanding equity interests of each of Orwell, Lightning Pipeline, NEO, Great Plains and GPL, which we acquired on January 5, 2010 and was the largest acquisition in our history, and Lightning Pipeline is currently indebted to Mr. Osborne in the amount of approximately $2.0 million under a 6% promissory note that matures in 2014. Finally, NEO and Orwell are party to various gas sales, transportation and metering agreements with entities owned and controlled by Mr. Osborne. In the future, we may enter into additional transactions with our directors or entities controlled by our directors. We cannot assure you that our shareholders will view the benefits of these transactions in the same manner that we or our board of directors do.

Item 2.	Properties.

Montana and Wyoming

In Great Falls, Montana, we own an 11,000 square foot office building, which serves as our headquarters, and a 3,000 square foot service and operating center (with various outbuildings), which supports day-to-day maintenance and construction operations. We own approximately 470 miles of underground distribution lines, or “mains,” and related metering and regulating equipment in and around Great Falls, Montana. In West Yellowstone, Montana, we own an office building and a liquefied natural gas plant that provides natural gas through approximately 14 miles of underground mains owned by us. We own approximately 10 miles of underground mains in the town of Cascade, as well as two large propane storage tanks. In Cut Bank, Montana we own an office building/operating center and approximately 33 miles of underground mains.

In addition, we lease 1,000 square feet of office space in Mentor, Ohio that serves as the offices for our chief executive officer, chief financial officer and certain other personnel associated with our Ohio subsidiaries and our holding company operations under a three year lease agreement.

We own a 48% gross working interest (41% net revenue interest) in 160 natural gas production wells and three gathering pipelines in north central Montana. The natural gas wells are operated by a third party and we are invoiced each month for our share of the operating and capital expenses incurred. We acquired our interests in the wells by quitclaim deeds conveying interests in certain oil and gas leases for the wells from sellers who were in financial distress. We chose to purchase their interests despite the uncertain nature of the conveyance because we were able to negotiate purchase prices that, we believe, were fair and reasonable under, and accounted for, that circumstance. It is possible that our interests will be challenged in the future, but no such challenge has been made since acquiring the interests in 2002 and 2003 and we have no notice that such a challenge is forthcoming.

In Cody, Wyoming, we lease office and service buildings under long-term lease agreements. We own approximately 570 miles of transmission and distribution mains and related metering and regulating equipment, all of which are located in or around Cody, Meeteetse, and Ralston, Wyoming.

Our pipeline operations own two pipelines in Wyoming and Montana. One is currently being operated as a gathering system. The other pipeline is operating as a FERC regulated natural gas interstate transmission line. The pipelines extend from north of Cody, Wyoming to Warren, Montana.

North Carolina

Our North Carolina operations are headquartered in Elkin, North Carolina. The facility is a 16,000 square foot building that has a combination of office, shop and warehouse space. We are subject to a lease agreement through June 2011. We own approximately 350 miles of transmission and distribution lines and related metering and regulating equipment.

Maine

In Bangor, Maine, we lease two office buildings under long-term lease agreements. We have approximately 110 miles of transmission and distribution lines and related metering and regulating equipment.

Ohio and Western Pennsylvania

The Company maintains facilities for its Ohio and Pennsylvania operations located in Lancaster, Strasburg and Orwell, Ohio. These facilities for office and service space are leased under various long-term lease agreements with related parties. We own approximately XX miles of transmission and distribution lines and related metering and regulating equipment that support these operations.

Item 3.	Legal Proceedings.

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (“Shelby”) alleges a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. The parties each filed cross motions for summary judgment. The court heard oral arguments for the pending motions on July 24, 2009. On September 9. 2009, the court ruled that Shelby Gas Association can proceed with their case for damages. The court also ruled that we can seek a setoff against any damages awarded to Shelby in an amount equal to the damages the Company has suffered as a result of Shelby’s alleged breach of contract. On March 24, 2010, the judge handling the case granted the Company’s motions in limine regarding various aspects of damages which Shelby was seeking, including disallowance of attorneys’ fees, punitive damages and certain consequential damages. A trial has been set for April 2010. The Company continues to believe that this lawsuit is without merit and is vigorously defending itself.

In our opinion, the outcome of these lawsuits, including the Shelby litigation, will not have a material adverse effect on our financial condition, cash flows or results of operations.

Item 4.	[RESERVED]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our Common Stock

Our common stock trades on the NYSE Amex Equities (formerly known as the American Stock Exchange) under the symbol “EGAS.” On February 1, 2008, the Board of Directors authorized a 3-for-2 stock split of the company’s $0.15 par value common stock. As a result of the split, 1,437,744 additional shares were issued, and additional paid-in capital was reduced by $215,619. All references in the accompanying financial statements to the number of common shares and per-share amounts for the first quarter of 2008 and all previous time periods have been restated to reflect the stock split.

The following table sets forth, for the quarters indicated, the range of high and low prices of our common stock from the Nasdaq Monthly Statistical Reports and the NYSE Amex Equities, adjusted for the 3 for 2 stock split effectuated February 1, 2008.

Year Ended 12/31/09	High	Low

First Quarter	$8.39	$6.61
Second Quarter	$8.65	$7.24
Third Quarter	$8.55	$7.74
Fourth Quarter	$10.61	$8.12

Six Months Ended 12/31/08	High	Low

First Quarter	$10.70	$7.27
Second Quarter	$8.48	$5.92

Year Ended 6/30/08	High	Low

Third Quarter	$9.49	$8.14
Fourth Quarter	$9.80	$8.19
Third Quarter	$9.68	$7.59
Fourth Quarter	$11.21	$7.40

Year Ended 6/30/07	High	Low

First Quarter	$7.96	$6.01
Second Quarter	$8.00	$7.19
Third Quarter	$10.00	$7.40
Fourth Quarter	$10.81	$9.01

Holders of Record

As of March 12, 2010, there were approximately 482 record owners of our common stock. We estimate that an additional 2,071 shareholders own stock in their accounts at brokerage firms and other financial institutions.

Dividend Policy

On October 22, 2007, we amended our credit facility with Bank of America to begin paying monthly, rather than quarterly, cash dividends on our common shares. We began to pay a monthly dividend on December 28, 2007. Monthly dividend payments per common share (adjusted for the stock split) were:

December 28, 2007	$0.036
January 28, 2008	$0.036
February 28, 2008	$0.036
March 28, 2008	$0.036
April 30, 2008	$0.036
May 30, 2008	$0.036
June 30, 2008	$0.040
July 31, 2008	$0.040
August 29, 2008	$0.040
September 30, 2008	$0.040
October 30, 2008	$0.040
December 1, 2008	$0.040
December 30, 2008	$0.040
January 30, 2009	$0.040
February 27, 2009	$0.040
March 31, 2009	$0.040
April 30, 2009	$0.045
May 29, 2009	$0.045
July 2, 2009	$0.045
July 31, 2009	$0.045
September 4, 2009	$0.045
September 30, 2009	$0.045
October 30, 2009	$0.045
November 30, 2009	$0.045
December 31, 2009	$0.045

Restrictions on Payment of Dividends

As a holding company, our primary assets and sources of cash flow are our operating subsidiaries. The credit facilities of our operating subsidiaries restrict their ability to pay dividends to us, which restricts our ability to pay dividends to our shareholders. Payment of future cash dividends, if any, and their amounts, will be dependent upon a number of factors, including those restrictions, our earnings, financial requirements, number of shares of capital stock outstanding and other factors deemed relevant by our board of directors.

Energy West, which currently serves as a distribution company in Montana and Wyoming and serves as a holding company for our distribution operations in North Carolina and Maine, has a credit facility with Bank of America that restricts Energy West’s ability to pay dividends to us. Under the terms of the credit facility, Energy West is permitted to pay dividends no more frequently than once each calendar month. Further, Energy West is forbidden from paying dividends in certain circumstances. For instance, Energy West may not pay a dividend if the dividend, when combined with dividends over the previous five years, would exceed 75% of Energy West’s net income over those years. For the purposes of this restriction, extraordinary gain, such as the $6.8 million of extraordinary gain associated with the purchase of Frontier Natural Gas and Bangor Gas Company, is not included in net income. Further, stock repurchases and redemptions are treated as payments of dividends for purposes of determining whether it is permissible to pay the proposed dividend under this restriction. In addition, Energy West may not pay a dividend if Energy West is in default, or if payment would cause Energy West to be in default, under the terms of the unsecured credit agreement. Energy West also may not pay a dividend if payment would cause Energy West’s earnings before interest and taxes (EBIT), to be less than twice its interest expense. For the purpose of this restriction, EBIT and interest expense are measured over a four-quarter time period that ends with the most recently completed fiscal quarter. Similarly, they may not pay a dividend if payment would cause their total debt to exceed 65% of their capital. For the purpose of this restriction, total debt and capital are measured for the most recently completed fiscal quarter.

In addition to the Bank of America credit facility, Energy West, also has unsecured senior notes outstanding that also contain restrictions on dividend payments. Under the unsecured senior notes, Energy West may not pay a dividend to us if payment would cause its total payments of dividends for the five years prior to the proposed payment to exceed its consolidated net income for those five years.

Additionally, as a condition to approving our holding company reorganization, the MPSC required that we stipulate to ring-fencing restrictions that require Energy West to meet certain notice and financial requirements prior to paying dividends that are either above certain financial thresholds or irregularly timed (or both).

Our Ohio subsidiaries’ credit facilities with The Huntington National Bank, N.A. (“Huntington”) and Citizens Bank limit their ability to transfer funds to us in the form of loans, advances, dividends or other distributions. The Citizens Bank credit facility allows NEO, Great Plains and GPL to pay dividends to Energy, Inc. only if their net worth (as defined in the loan agreements) after payment of any dividends would not be less than $1,815,000 on a consolidated basis as positively increased by 100% of net income as of the end of each fiscal quarter and fiscal year. The Huntington credit facility allows Orwell and Lightning Pipeline to pay dividends to Energy, Inc. only if the aggregate amount of all dividends, distributions, redemptions and repurchases in any fiscal year do not exceed 60% of net income (as defined in the loan agreements) of Orwell for each fiscal year.

For additional information on loan covenants and restrictions contained in the Bank of America, Citizens and Huntington credit facilities, see “Management Discussion and Analysis − Liquidity and Capital Resources” on page 52. Additional information on the covenants and restrictions of the Bank of America loan may also be found in Note 11 to our Consolidated Financial Statements.

Recent Sales of Unregistered Securities

In connection with our acquisition of Cut Bank Gas, we issued 56,900 unregistered shares of our common stock in an aggregate value of $500,000 to the sellers in payment of the purchase price. We are not obligated to register the shares under the terms of the purchase agreement we entered with the sellers. The issuance of shares to the sellers was made in reliance on Section 4(2) of the Securities Act of 1933 for the offer and sale of securities not involving a public offering.

Performance Graph

The graph below matches our cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Utilities index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

Item 6.	Selected Financial Data.

The selected financial data presented below are derived from our historical consolidated financial statements, which were audited by our independent registered public accounting firms in each of those years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. Amounts are in thousands, except per share and number of share amounts. Certain prior period revenues and expenses have been reclassified as income from discontinued operations. Results from the Ohio Companies are not included in this historical financial data.

	Year Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2008	2007
		(Unaudited)		(Unaudited)
	(In thousands, except per share)

Operating results
Operating revenue	$71,454	$87,278	$38,757	$28,313
Operating expenses
Gas and electric purchases	46,699	63,506	27,230	19,895
General and administrative	10,562	11,777	5,717	4,602
Maintenance	667	645	320	326
Depreciation and amortization	2,213	1,999	1,023	889
Taxes other than income	2,250	2,501	1,285	864

Total operating expenses	62,391	80,428	35,575	26,576

Operating income	9,063	6,850	3,182	1,737
Other income (expense)	(976)	(295)	(420)	191
Total interest charges	1,241	1,224	677	530

Income (loss) before taxes	6,846	5,331	2,085	1,398
Income tax expense (benefit)	27	1,985	926	274
Discontinued operations (net of tax)	—	—	—	—

Net Income (Loss) before extraordinary item	6,819	3,346	1,159	1,124

Extraordinary Gain			—	6,819
Net Income	$6,819	$3,346	$1,159	$7,943

Basic earnings (loss) per common share	$1.58	$0.77	$0.27	$1.85
Diluted earnings (loss) per common share	$1.58	$0.77	$0.27	$1.85
Dividends per common share	$0.53	$0.46	$0.28	$0.25
Weighted average common shares Outstanding — diluted	4,313,098	4,338,240	4,331,726	4,304,559
At year end:
Current assets	$25,641	$31,484	$31,484
Total assets	$78,626	$75,819	$75,818
Current liabilities	$27,428	$30,114	$30,114
Total long-term debt	$13,000	$13,000	$13,000
Total stockholders’ equity	$35,688	$30,082	$30,082

Total capitalization	$48,688	$43,082	$43,082

	Fiscal Years Ended June 30,
	2008	2007	2006
	(In thousands, except per share)

Operating results
Operating revenue	$76,833	$59,373	$74,696
Operating expenses
Gas and electric purchases	56,170	43,806	60,398
General and administrative	10,662	6,198	6,389
Maintenance	650	567	505
Depreciation and amortization	1,865	1,692	1,672
Taxes other than income(1)	2,080	1,697	1,453

Total operating expenses	71,427	53,960	70,417

Operating income (loss)	5,406	5,413	4,279
Other income-net	316	241	391
Total interest charges(2)	1,077	2,124	1,649

Income before taxes	4,645	3,530	3,021
Income tax expense	1,333	1,273	1,109
Discontinued operations (net of tax)	—	3,955	405

Net Income (Loss) before extraordinary item	3,312	6,212	2,317

Extraordinary Gain	6,819
Net Income	$10,131	$6,212	$2,317

Basic earnings (loss) per common share	$2.35	$1.40	$0.53
Diluted earnings (loss) per common share	$2.35	$1.39	$0.52
Dividends per common share(3)	$0.47	$0.34	$0.11
Weighted average common shares Outstanding — diluted	4,316,244	4,484,073	4,422,069
At year end:
Current assets	$16,340	$18,830	$23,669
Total assets	$58,377	$51,582	$56,629
Current liabilities	$11,962	$8,756	$10,796
Total long-term debt	$13,000	$13,000	$17,605
Total stockholders’ equity	$30,649	$22,296	$19,165

Total capitalization	$43,649	$35,296	$36,770

(1)	Taxes other than income include $250,000 in fiscal 2007 for additional personal property taxes assessed by the Montana Department of Revenue. The 2008 increase results from personal property taxes on our acquired companies in Maine and North Carolina

(2)	Total interest charges include expenses in fiscal 2007 associated with refinancing our long-term debt. We expensed $991,000 of debt issue costs related to the refinanced debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Regulatory Accounting

Our accounting policies historically reflect the effects of the rate-making process in accordance with ASC 980 Regulated Operations. Our regulated natural gas segment continues to be cost-of-service rate regulated, and we believe the application of ASC 980 to that segment continues to be appropriate. We must reaffirm this conclusion at each balance sheet date. If, as a result of a change in circumstances, we determine that the regulated natural gas segment no longer meets the criteria of regulatory accounting under ASC 980, that segment will have to discontinue regulatory accounting and write off the respective regulatory assets and liabilities.

The application of ASC 980 results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. In some cases, we record regulatory assets before we have received approval for recovery from the state regulatory agencies. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base this conclusion on certain factors, including changes in the regulatory environment, recent rate orders issued by regulatory agencies, and the status of any potential new legislation. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or for probable future refunds to customers. At December 31, 2009, our total regulatory assets were $2.4 million and our total regulatory liabilities were $1.7 million. A write-off of the regulatory assets and liabilities could have a material impact on our consolidated financial statements.

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

Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed. Likewise, the associated gas costs are recorded as cost of revenue and a payable and the prior month’s estimate is reversed. Actual price and usage patterns may vary from these assumptions and may impact revenues recognized and costs recorded. The critical component of calculating unbilled revenues is estimating the usage on a calendar month basis. Our estimated volumes used in the unbilled revenue calculation have varied from our actual monthly metered volumes by less than plus or minus 10% on December 31, 2009, December 31, 2008 and on June 30 of each of the last three fiscal years. A variance of 10% on our gross margin at December 31, 2009 would have been ($114,000).

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and bank borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The allowance for doubtful accounts receivable is assessed quarterly based on sales and the breakout of aged receivables. In June, when the revenue cycle is low, specific customer accounts are chosen for write off. After this adjustment is made, the adequacy of the allowance is considered once again, based on the aging of total accounts receivable and is adjusted if needed. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2008, December 31, 2009 and at June 30, 2008 and 2007, and were determined based upon variable interest rates currently available to us for borrowings with similar terms.

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

In accordance with the interim reporting rules under ASC 740, a tax expense or benefit is recorded every quarter to adjust our tax expense to the estimated annual effective rate.

We have a net deferred tax asset of $14.0 million. The net deferred tax asset is the result of our recent acquisitions of Frontier Natural Gas and Bangor Gas Company. We may continue to depreciate approximately $82.0 million of their capital assets using the useful lives and rates employed by those companies, resulting in a potential future federal and state income tax benefit of approximately $19.1million over the 20 year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first five years following the acquisitions.

Following ASC 740, our balance sheet at December 31, 2008 reflects a gross deferred tax asset of approximately $19.0 million, offset by a valuation allowance of approximately $7.5 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.5 million. The excess of the net deferred tax assets received in the transactions over their respective purchase prices has been reflected as an extraordinary gain of approximately $6.8 million on our income statement for the twelve months ended June 30, 2008 in accordance with the provisions of ASC 805.

During the year ended December 31, 2009, we conducted a study of the deferred tax asset and valuation allowance, and based on our updated earnings projections and more complete data from the seller’s tax returns, we determined that $2.8 million of the valuation allowance related to federal taxes is no longer needed but that the state portion should be increased by $400,000. Accordingly, we reduced the valuation allowance to approximately $5.1 million. In addition, we increased the gross deferred tax asset to $19.1 million. As a result, the net deferred tax asset increased to approximately $14.0 million at December 31, 2009. Included in the results of our Corporate and Other segment for the year ended December 31, 2009 is the income tax benefit of approximately $2.8 million related to the elimination of the federal portion of the valuation allowance. An income tax expense of $300,000 resulting from the increase in the state portion of the valuation allowance partially offset by the increase in the gross deferred tax asset is included in the results of the Natural Gas Operations segment.

We cannot guarantee that we will be able to generate sufficient future taxable income to realize the $14.0 million net deferred tax asset over the next 20 years. Management will reevaluate the valuation allowance each year on completion of updated estimates of taxable income for future periods, and will reduce the deferred tax asset by the new valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. If the estimates indicate that we are unable to use all or a portion of the net deferred tax asset balance, we will record and charge a greater valuation allowance to income tax expense. Our calculation of the valuation allowance is based on projections of our taxable income in future years. Based on these projections, we estimate that the state tax portion of the benefit will result in large net operating losses that may not be recoverable. Accordingly, we have placed the valuation allowance of approximately $5.1 million on this portion.

For the federal tax portion, there are three years remaining of the five year Internal Revenue Code limitation period discussed above. We estimate that approximately 7% of the tax benefit will be available to us during this three year period. Based on our estimates of taxable income, we project that we will recover approximately 92% of the benefit in the following nine years, with 1% recovered in small increments in the remaining years. Based on this analysis, we believe that a valuation allowance on the federal portion of the benefit is not necessary. Failure to achieve projected levels of profitability could lead to a write-down in the deferred tax asset if the recovery period becomes uncertain or longer than expected and could also lead to the expiration of the deferred tax asset between now and 2029, either of which would adversely affect our operating results and financial position.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which is completed in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report.

Effective December 31, 2008, we changed our fiscal year end from June 30 to December 31. This change was made in order to align our fiscal year end with other companies within the industry. The resulting six-month period ended December 31, 2008 may be referred to herein as the “Transition Period”. The six-month period ended December 31, 2007 is unaudited. We refer to the period beginning July 1, 2007 and ending June 30, 2008 as “fiscal 2008”, and the period beginning July 1, 2006 and ending June 30, 2007 as “fiscal 2007”.

In order to provide a meaningful comparison with our current calendar year 2009 results, the tables and discussion that follow compare the results for the twelve months ended December 31 2009 with the unaudited results of the twelve months ended December 31, 2008, as well as the six months ended December 31, 2008 and 2007 (unaudited) and the fiscal years ended June 30, 2008 and 2007.

	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008	2007
		(Unaudited)		(Unaudited)

Consolidated Operations
Operating revenues	$71,454	$87,278	$38,758	$28,313	$76,833	$59,373
Gas Purchased	46,699	63,506	27,231	19,895	56,171	43,807

Gross Margin	24,755	23,772	11,527	8,418	20,662	15,566
Operating expenses	15,692	16,922	8,345	6,681	15,258	10,154

Operating income	9,063	6,850	3,182	1,737	5,404	5,412
Other income (expense)	(976)	(295)	(420)	190	316	242

Income before interest and taxes	8,087	6,555	2,762	1,927	5,720	5,654
Interest (expense)	(1,241)	(1,224)	(677)	(529)	(1,076)	(2,124)

Income before income taxes	6,846	5,331	2,085	1,398	4,644	3,530
Income tax (expense)	(27)	(1,985)	(926)	(274)	(1,333)	(1,273)

Income from continuing operations	6,819	3,346	1,159	1,124	3,311	2,257

Discontinued operations:
Gain from disposal of operations	—	—	—	—	—	5,479
Income from discontinued operation	—	—	—	—	—	976
Income tax (expense)	—	—	—	—	—	(2,500)

Income from discontinued operations	—	—	—	—	—	3,955

Income before extraordinary item	6,819	3,346	1,159	1,124	3,311	6,212
Extraordinary gain	—	—	—	6,819	6,819	—

Net income	$6,819	$3,346	$1,159	$7,943	$10,130	$6,212

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Income — Our net income for the year ended December 31, 2009 was approximately $6.8 million, compared to net income of approximately $3.3 million for the year ended December 31, 2008, an increase of $3.5 million, or 106%. This increase was primarily the result of an increase in the net income from our natural gas operations of $1.6 million and from our corporate and other operations segment of $2.8 million, offset by a decrease in net income from our gas marketing and production operation of $950,000. The increase in income in our corporate and other operations segment is due primarily to the tax benefit realized from the reduction of the valuation allowance on our deferred tax asset. (See Note 3 to our Consolidated Financial Statements for further discussion of the deferred tax asset). The principal changes that contributed to the improvement in net income are explained below.

Revenues — Our revenues for the year ended December 31, 2009 were approximately $71.5 million compared to $87.3 million in the year ended December 31, 2008, a decrease of $15.8 million or 18%. The decrease was primarily attributable to: (1) a natural gas revenue decrease of $8.3 million, due to the significantly lower index price of natural gas passed through to our customers in 2009 and partially offset by increased sales in our Maine market and (2) a decrease in our marketing and production operation’s revenue of $7.6 million, due also to significantly lower prices for natural gas and to lower volumes produced from our production operation.

Gross Margin — Gross margin was approximately $24.8 million in the year ended December 31, 2009 compared to $23.8 million in the year ended December 31, 2008, an increase of $983,000 or 4%. Our natural gas operation’s margins increased $1.5 million, of which $1.2 million was due to sales growth in our Maine market, and $194,000 was earned from two months of operations from our Cut Bank acquisition. Gross margin from our marketing and production operations decreased $500,000, due to a $1.1 million decrease in margin from gas production, a $100,000 decrease in mark to market revenue, partially offset by a $700,000 increase in margin from gas marketing.

Expenses Other Than Cost of Sales — Expenses other than cost of sales decreased by $1.2 million to $15.7 million in the year ended December 31, 2009 from $16.9 million in the year ended December 31, 2008. The year ended December 31, 2008 included $441,000 of costs related to an equity offering that was not completed. In addition, the year ended December 31, 2008 included an increase in expense for vacation accrual of approximately $401,000 because of the accrual needed for vacation that would accrue on January 1, 2009. In 2009, we changed our vacation plan so that employees accrue vacation on a monthly basis, resulting in a decrease in the accrual at December 31, 2009 of approximately $409,000. The end result is a decrease in vacation accrual expense of approximately $810,000 when comparing the year ended December 31, 2009 with the year ended December 31, 2008.

Other Income (Expense) — Other expense increased by $681,000 to a loss of $976,000 in the year ended December 31, 2009 from a loss of $295,000 in the year ended December 31, 2008. The increase is caused by (1) an increased loss in our marketing and production operation’s equity investment in Kykuit of approximately $650,000 due to the write off of drilling costs related to dry holes, (2) an increase in costs from our corporate and other segment of $69,000, and (3) an offsetting increase in other income in our natural gas operations of $38,000.

Interest Expense — Interest expense remained constant at approximately $1.2 million for the years ended December 31, 2009 and 2008.

Income Tax Expense — Income tax expense decreased by approximately $2.0 million to approximately $27,000 in the year ended December 31, 2009 from approximately $2.0 million in the year ended December 31, 2008. During 2009, we performed a study of our deferred tax asset related to the purchase of Frontier and Penobscot. As discussed in Note 3 to our Consolidated Financial Statements, we increased the gross amount of the deferred tax asset by $100,000, reduced the valuation allowance related to the federal portion of the deferred tax asset by $2.8 million to zero and increased the state portion of the valuation allowance by $400,000. The net result is an income tax benefit of approximately $2.5 million. Offsetting this is an increase due to increased pre-tax income.

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

Gross Margin — Gross margin was approximately $11.5 million in the six months ended December 31, 2008 compared to $8.4 million in the six months ended December 31, 2007, an increase of $3.1 million or 37%. Our natural gas operation’s margins increased $2.3 million, of which $2.1 million was due to a full six months of margin contributed by the recently acquired gas operations in Maine and North Carolina. Gross margin from our marketing and production operations increased $836,000, due to a $333,000 increase in margin from gas production, and a $624,000 increase in margin from gas marketing, offset by a $121,000 decrease in mark to market revenue.

Expenses Other Than Cost of Sales — Expenses other than cost of sales increased by approximately $1.7 million in the six months ended December 31, 2008 from the six months ended December 31, 2007. On-going expenses related to the full six months of operations in Maine and North Carolina account for $1.5 million of this increase. The remaining $200,000 is due primarily to increases in property taxes and increases in distribution, general and administrative expenses.

Other Income (Loss) — Other income (loss) was a loss of $420,000 for the six months ended December 31, 2008 compared to income of $190,000 for the six months ended December 31, 2007, a decrease of $610,000. In the six months ended December 31, 2008, other income (loss) included acquisition expenses of $585,000 written off as part of the transition to ASC 805 and $41,000 of dividends from marketable securities. Other income in our natural gas operations decreased $30,000, due to lower income from services to customers in our Great Falls, Montana service area of $47,000 offset by an increase of $17,000 from the full six months of operations in Maine and North Carolina.

Interest Expense — Interest expense increased by $147,000 to $677,000 in the six months ended December 31, 2008 from approximately $530,000 in the six months ended December 31, 2007. This increase is due to increased borrowings on our line of credit, caused by the higher costs of gas placed in storage and increased capital expenditures related to the operations in North Carolina and Maine.

Income Tax Expense — Income tax expense from continuing operations increased by $652,000 to $926,000 for the six months ended December 31, 2008 from $274,000 in the six months ended December 31, 2007, due to increased pre-tax income from continuing operations.

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

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Net Income — Our net income for fiscal 2008 was approximately $10.1 million compared to net income of $6.2 million for fiscal 2007, an increase of $3.9 million or 63%. This improvement was primarily due to the recognition of an extraordinary gain of $6.8 million in the second quarter of fiscal 2008. This gain resulted from the recognition of a deferred tax asset of $11.5 million from the purchase of assets in Maine and North Carolina. We expect to realize tax benefits in future years, and therefore recorded a deferred tax asset, (net of valuation reserve) and a corresponding gain, reduced by the total consideration paid for the companies. (See Note 3 to our Consolidated Financial Statements for further discussion of the deferred tax asset.) Coupled with the extraordinary gain were increases due to net income from our North Carolina operations of $831,000, from existing natural gas operations of $476,000 and from our gas marketing and production operation of $246,000. These improvements were partially offset by a net loss from the recently acquired gas operations in Maine of $166,000. In addition, net income of $6.2 million in 2007 included $4.0 million of income from discontinued operations.

The principal changes that contributed to the improvement in net income in fiscal 2008 from fiscal 2007 are explained below.

Revenues — Our revenues for fiscal 2008 were approximately $76.8 million compared to $59.4 million in fiscal 2007, an increase of $17.4 million or 29%. The increase was primarily attributable to: (1) a natural gas revenue increase of $12.9 million, of which $10.0 million was due to revenue from our Maine and North Carolina operations, with the remaining $2.9 million being caused by higher natural gas commodity prices passed through in rates in our Montana and Wyoming natural gas operations and (2) an increase in our marketing and production operation’s revenue of $4.6 million, due primarily to higher sales volumes in our Wyoming market, offset by a decrease in electricity revenue of $180,000.

Gross Margin — Gross margin was approximately $20.7 million in fiscal 2008 compared to $15.6 million in fiscal 2007, an increase of $5.1 million or 33%. Our natural gas operation’s margins increased $5.1 million, of which $4.8 million was contributed by our Maine and North Carolina operations. Gross margin from our marketing and production operations increased $10,000, due to a $210,000 increase in margin from gas production, offset by decreases in margins from gas marketing and electricity sales of $157,000 and $43,000 respectively.

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

Income Tax Expense from discontinued operations — Income tax expense decreased by approximately $2.5 million in fiscal 2008 from fiscal 2007, due to the timing of the sale of propane assets.

Operating Results of our Natural Gas Operations

	Year Ended
	December 31,
	2009	2008
	(In thousands)

Natural Gas Operations
Operating revenues	$58,766	$67,061
Gas Purchased	37,052	46,825

Gross Margin	21,714	20,236
Operating expenses	14,663	15,585

Operating income	7,051	4,651
Other income	254	216

Income before interest and taxes	7,305	4,867
Interest (expense)	(1,135)	(1,057)

Income before income taxes	6,170	3,810
Income tax (expense)	(2,281)	(1,491)

Net income	$3,889	$2,319

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Natural Gas Revenues and Gross Margins — Operating revenues for the year ended December 31, 2009 decreased to approximately $58.8 million from approximately $67.1 million in the year ended December 31, 2008. This $8.3 million decrease was due to the significantly lower index price of natural gas passed through to our customers in 2009, partially offset by revenue from increased sales volumes in our Maine market.

Gas purchases in natural gas operations decreased to approximately $37.1 million for the year ended December 31, 2009 from approximately $46.8 million for the year ended December 31, 2008. This $9.7 million decrease reflects the significantly lower index price of natural gas.

Gross margin increased to approximately $21.7 million for the year ended December 31, 2009 from approximately $20.2 million for the year ended December 31, 2008, an increase of $1.5 million. Sales growth in our Maine market contributed an increase in margin of approximately $1.2 million, with our Great Falls, Montana and North Carolina markets contributing the remainder of the increase. Two months of operations from our Cut Bank Gas acquisition contributed $194,000 of gross margin in 2009.

Natural Gas Operating Expenses — Operating expenses decreased to approximately $14.7 million for the year ended December 31, 2009 from $15.6 million for the year ended December 31, 2008, a decrease of approximately $900,000. Of the $810,000 decrease in expense related to vacation accrual discussed above in consolidated operations, approximately $805,000 was attributable to natural gas operations. The remaining decrease is due to lower costs for maintenance and taxes other than income taxes, partially offset by an increase in depreciation expense.

Natural Gas Other Income — Other income increased by $38,000 to approximately $254,000 in the year ended December 31, 2009 from $216,000 for the year ended December 31, 2008.

Natural Gas Interest Expense — Interest expense increased by $78,000 to approximately $1.1 million for the year ended December 31, 2009 from $1.1 million for the year ended December 31, 2008.

Natural Gas Income Tax Benefit (Expense) — Income tax expense increased by approximately $800,000 to approximately $2.3 million for the year ended December 31, 2009 from $1.5 million for the year ended December 31, 2008, due to higher pre-tax income, and the $400,000 increase to the state portion of the deferred tax asset valuation allowance, offset by the $100,000 increase in the gross deferred tax asset, discussed in Note 3 to our Consolidated Financial Statements.

For comparative purposes, the following table separates results of operations for our 2007 acquisitions in Maine and North Carolina from the other natural gas operations, for fiscal 2008. Our ownership of Frontier Utilities of North Carolina began October 1, 2007. Our ownership of Penobscot Natural Gas in Bangor, Maine began December 1, 2007. The results of these two operations are combined in the 2007 Acquisitions column below. The Total Less 2007 Acquisitions is comparable to fiscal 2007 results.

For comparison of the six months ended December 31, 2008 and 2007, the results of Frontier Utilities and Penobscot Natural Gas are not presented separately in the table, but are discussed in the narrative below.

			Years Ended June 30, 2008
	Six Months Ended				Total Less
	December 31,			2007	New
	2008	2007	Total	Acquisitions	Acquisitions	2007
	(In thousands)			(In thousands)

Natural Gas Operations
Operating revenues	$28,840	$21,118	$59,339	$9,960	$49,379	$46,439
Gas Purchased	19,460	13,972	41,337	5,159	36,178	33,542

Gross Margin	9,380	7,146	18,002	4,801	13,201	12,897
Operating expenses	7,879	6,247	13,954	3,681	10,273	9,307

Operating income	1,501	899	4,048	1,120	2,928	3,590
Other income (expense)	160	190	245	(7)	252	229

Income before interest and taxes	1,661	1,089	4,293	1,113	3,180	3,819
Interest (expense)	(584)	(462)	(933)	(30)	(903)	(1,897)

Income before income taxes	1,077	627	3,360	1,083	2,277	1,922
Income tax (expense)	(519)	(120)	(1,091)	(417)	(674)	(653)

Net income	$558	$507	$2,269	$666	$1,603	$1,269

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Natural Gas Revenues and Gross Margins — Operating revenues for the six months ended December 31, 2008 increased to approximately $28.8 million from approximately $21.1 million in the six months ended December 31, 2007. $4.2 million of this $7.7 million increase was due to a full six months of revenue from Frontier and Penobscot for the six months ended December 31, 2008. The remaining $3.5 million increase was caused by higher gas commodity costs in our existing gas operations passed through as increased rates.

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

Gross margin increased to approximately $9.4 million in the six months ended December 31, 2008 from approximately $7.1 million for the six months ended December 31, 2007. $2.1 million of this $2.3 million increase is the result of the full six months of operations from Frontier and Penobscot in the period ending December 31, 2008. The remaining $200,000 increase is due to increased sales volumes in our existing natural gas operations, primarily in December 2008.

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

Operating Results of our Marketing and Production Operations (EWR)

	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008	2007
		(Unaudited)		(Unaudited)	(In thousands)
	(In thousands)		(In thousands)

Energy West Resources
Operating revenues	$12,239	$19,808	$9,692	$7,008	$17,124	$12,545
Gas Purchased	9,648	16,681	7,770	5,923	14,833	10,264

Gross Margin	2,591	3,127	1,922	1,085	2,291	2,281
Operating expenses	844	679	369	321	631	559

Operating income	1,747	2,448	1,553	764	1,660	1,722
Other income (expense)	(687)	(37)	(37)	0	1	2

Income before interest and taxes	1,060	2,411	1,516	764	1,661	1,724
Interest (expense)	(89)	(149)	(83)	(59)	(125)	(185)

Income before income taxes	971	2,262	1,433	705	1,536	1,539
Income tax (expense)	(413)	(758)	(551)	(135)	(344)	(593)

Net income	$558	$1,504	$882	$570	$1,192	$946

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

With the sale of our Arizona propane assets, we have reclassified our former propane operation, Missouri River Propane, into our marketing and production operations. This is a small unregulated propane supply operation that provides propane to our affiliated regulated company accounted for in our natural gas operations. Results from this operation include a net loss of $25,000 and net income of $4,000 for the years ended December 31, 2009 and 2008, respectively.

Marketing and Production Revenues and Gross Margins — Revenues in EWR decreased $7.6 million to $12.2 million for the year ended December 31, 2009 from approximately $19.8 million for the year ended December 31, 2008. Retail gas and propane revenues decreased by approximately $5.9 million, due to significantly lower index prices for natural gas in 2009. Production revenue decreased by $1.3 million due to the significantly lower index prices received for volumes produced and less volumes produced in 2009 .

Our marketing and production operations’ gross margin of approximately $2.6 million for the year ended December 31, 2009 represents a decrease of approximately $500,000 from gross margin of approximately

$3.1 million earned in the year ended December 31, 2008. Gross margin from gas production decreased by $1.1 million due to the significantly lower index prices received for volumes produced and lower production volumes, and a decrease of $100,000 in mark to market revenue. Gross margin from gas marketing increased by $700,000, due to a more favorable cost of supply relative to our sales contracts.

Marketing and Production Operating Expenses — Operating expenses increased approximately $165,000 to $844,000 for the year ended December 31, 2009 from $679,000 for the year ended December 31, 2008. This change is caused by a one-time payment made to the pipeline company that delivers much of our gas supply for facilities improvements , along with increases in salaries and employee benefits expense, employee travel expenses, professional services, and depreciation and depletion expense.

Marketing and Production Other Income (expense) — Other expense increased approximately $650,000 to approximately $687,000 in the year ended December 31, 2009 from $37,000 for the year ended December 31, 2008. Our loss on equity investment in Kykuit totaled $687,000 in 2009 due to the write-off of drilling costs relating to dry holes, compared to $37,000 in 2008.

Marketing and Production Interest Expense — Interest expense decreased by $60,000 to $89,000 in the year ended December 31, 2009 from $149,000 in the year ended December 31, 2008, due primarily to a decrease in short term interest due to lower costs for gas placed in storage.

Marketing and Production Income Tax Expense — Income tax expense decreased to $413,000 in the year ended December 31, 2009 from $758,000 in the year ended December 31, 2008, due to lower taxable income.

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

Operating Results of our Pipeline Operations

	Years Ended		Six Months Ended		Years Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008	2007
		(Unaudited)		(Unaudited)	(In thousands)
	(In thousands)		(In thousands)

Pipeline Operations
Operating revenues	$450	$409	$226	$187	$370	$388
Gas Purchased	—	—	—	—	—	—

Gross Margin	450	409	226	187	370	388
Operating expenses	177	217	97	113	233	289

Operating income	273	192	129	74	137	99
Other income	—	—	—	—	—	11

Income before interest and taxes	273	192	129	74	137	110
Interest (expense)	(17)	(18)	(9)	(9)	(17)	(42)

Income before income taxes	256	174	120	65	120	68
Income tax (expense)	(99)	(67)	(46)	(19)	(40)	(26)

Net income	$157	$107	$74	$46	$80	$42

There have been no material changes in pipeline operations during the year ended December 31, 2009 compared to the year ended December 31, 2008, or in the six months ended December 31, 2008 compared to the six months ended December 31, 2007, or in fiscal 2008 compared to fiscal 2007, as illustrated in the table above.

Results of our Discontinued Operations

There was no income or expenses from discontinued operations during the years ending December 31, 2009 or 2008, during the six months ended December 31, 2008 or 2007, or during fiscal 2008.

Fiscal Year Ended June 30, 2007

Formerly reported as propane operations, we sold our Arizona propane assets as of April 1, 2007. A small portion of our propane operation as previously reported was income and expense associated with MRP. MRP is now being reported in our EWR segment. In fiscal year 2007 we reported income from discontinued operations before income tax of approximately $1 million, a gain from the disposal of these assets of approximately $5.5 million and associated income tax expense of approximately $2.5 million, for a net income from discontinued operations of approximately $4.0 million.

Results of our Corporate and Other Operations

	Years Ended		Six Months Ended		Year Ended
	December 31,		December 31,		June 30,
	2009	2008	2008	2007	2008
		(Unaudited)		(Unaudited)	(In thousands)
	(In thousands)		(In thousands)

Corporate and Other
Operating revenues	$—	$—	$—	$—	$—
Gas Purchased	—	—	—	—	—

Gross Margin	—	—	—	—	—
Operating expenses	8	441	—	—	441

Operating income	(8)	(441)	—	—	(441)
Other income (expense)	(543)	(474)	(544)	—	70

Income before interest and taxes	(551)	(915)	(544)	—	(371)
Interest expense	—	—	—	—	—

Income before income taxes	(551)	(915)	(544)	—	(371)
Income tax benefit (expense)	2,766	331	189	—	142

Income before extraordinary item	2,215	(584)	(355)	—	(229)

Extraordinary gain	—	—	—	6,819	6,819

Net income	$2,215	$(584)	$(355)	$6,819	$6,590

During fiscal 2008, corporate and other operations was created to accumulate revenues and expenses that were not allocable to our utilities or other operations. Therefore, it does not have standard revenues, purchase costs or gross margin.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

For the year ended December 31, 2009, corporate and other operations included administrative expenses of $8,000, acquisition expenses of $830,000, related primarily to the acquisition of Cut Bank Gas Company and the Ohio Companies, offset by interest and dividend income of $190,000 and a recognized gain on the sale of marketable securities of $97,000 for a total loss before income taxes of $551,000. Also included in the year ended December 31, 2009 is the income tax benefit applicable to the above items of $30,000. In addition, during 2009, we performed a study of our deferred tax asset related to the purchase of Frontier Natural Gas and Bangor Gas

Company and determined that the valuation allowance related to the federal portion of the deferred tax asset was no longer needed. This resulted in an income tax benefit of approximately $2.8 million. Please see Note 3 to our Consolidated Financial Statements for further discussion.

For the year ended December 31, 2008, results of corporate and other operations included $441,000 from an equity offering that did not occur, acquisition expenses of $585,000, written off as part of the transition to ASC 805, and offset by $50,000 of interest and dividend income and $61,000 from recognized gains on the sale of marketable securities, and the applicable income tax benefit of $331,000.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

For the six months ended December 31, 2008, corporate and other operations included acquisition expenses of $585,000, written off as part of the transition to ASC 805, offset by $41,000 of dividend income.

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

Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $14.7 million and $17.6 million at December 31, 2009 and 2008, respectively. This change in our cash position is primarily due to decreased costs for gas put in storage, offset by increases in our capital expenditures due to expansion in our North Carolina and Maine markets.

We made capital expenditures for continuing operations of $8.9 million and $7.0 million for the years ended December 31, 2009 and 2008, respectively, $4.9 million and $1.4 million for the six months ended December 31, 2008 and 2007, respectively, and $3.9 million and $2.4 million during fiscal 2008 and 2007, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $13.0 million at December 31, 2009, and 2008.

On April 1, 2007 we sold certain of our assets related to our Arizona propane business for cash of approximately $15.0 million plus net working capital.

Cash increased to $2,752,000 at December 31, 2009, compared with $1,065,000 at December 31, 2008. This $1.7 million increase in cash for the year ended December 31, 2009 is compared with the $840,000 decrease for the year ended December 31, 2008, the $269,000 increase and the $5.1 million decrease for the six months ended December 31, 2008 and 2007, respectively, and the $6.2 million decrease and $5.4 million increase in cash for the years ended June 30, 2008, June 30, 2007, respectively, as shown in the following table:

	Year Ended December 31,		Six Months Ended December 31,		Years Ended June 30,
	2009	2008	2008	2007	2008	2007

Cash provided by (used in) operating activities	$16,301,000	$1,644,000	$(8,102,000)	$(4,105,000)	$5,437,000	$(905,000)
Cash (used in) provided by investing activities	(9,185,000)	(11,149,000)	(7,673,000)	(6,526,000)	(9,798,000)	15,453,000
Cash (used in) provided by financing activities	(5,429,000)	8,665,000	16,044,000	5,526,000	(1,853,000)	(9,178,000)

Increase (decrease) in cash	$1,687,000	$(840,000)	$269,000	$(5,105,000)	$(6,214,000)	$5,370,000

For the year ended December 31, 2009, cash provided by operating activities increased $14.7 million as compared to the year ended December 31, 2008. Items affecting the use of cash included a decrease in amounts paid for gas inventory of $6.5 million, a $1.0 million decrease in payments of accrued and other liabilities, an increase in accounts receivable collections of $3.3 million, an increase in net income of $3.5 million, a $2.4 million increase in collections of recoverable costs of gas, and $600,000 in investment impairments, partially offset by a $2.7 million increase in net deferred tax assets.

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

For the year ended December 31, 2009, cash used in investing activities decreased by $2.0 million as compared to the year ended December 31, 2008, primarily due to a decrease of $2.9 million in the purchase of marketable securities. Other changes include increased construction expenditures of $1.8 million and an increase of $800,000 in sales of marketable securities.

For the six months ended December 31, 2008, cash used in investing activities increased $1.1 million as compared to the six months ended December 31, 2007, primarily due to an increase in construction expenditures of $3.1 million, the purchase of marketable securities of $3.0 million in the 2008 period, offset by the purchase of the North Carolina and Maine properties of $4.6 million in the 2007 period.

For the year ended June 30, 2008, cash used in investing activities decreased $25.3 million as compared to the year ended June 30, 2007, due primarily to the sale of Arizona assets in 2007 and the purchase of Maine and North Carolina assets in 2008. Additionally, there were increases of $1.5 million in capital expenditures and $1.3 million in the purchase of marketable securities.

For the year ended December 31, 2009, cash used by financing activities decreased by $14.1 million as compared to the year ended December 31, 2008. Line of credit proceeds decreased by $8.2 million, while payments increased by $5.9 million. Other offsetting changes include a decrease in stock repurchases of $400,000 and an increase of $300,000 in dividends paid.

For the six months ended December 31, 2008, cash provided by financing activities increased by $10.5 million as compared to the six months ended December 31, 2007. The net increase in our line of credit of $11.0 million accounts for this increase and is due primarily to much higher prices paid for gas placed in storage. We paid $1.0 million in dividends in the six months ended December 31, 2008 compared to $1.1 million for the six months ended December 31, 2007. The sale of common stock resulted in cash proceeds of $222,000 in the 2007 period, and the repurchase of common stock used $406,000 in the 2008 period compared to $151,000 in the 2007 period.

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

Bank of America Term Loans and Credit Facility

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

Line of Credit — On June 29, 2007, we established our new five-year unsecured credit facility with Bank of America for $20.0 million which replaced a previous one-year facility with Bank of America for the same. The current credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by us.

The following table represents borrowings under the Bank of America revolving line of credit for each of the fiscal quarters in the year ended December 31, 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Twelve Months Ended December 31, 2009
Minimum borrowing	$5,595,000	$—	$3,600,000	$9,950,000
Maximum borrowing	$18,095,000	$5,045,000	$10,250,000	$15,250,000
Average borrowing	$11,987,000	$2,002,000	$7,654,000	$12,351,000

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

The following table represents borrowings under the Bank of America revolving line of credit for each of the fiscal quarters in the years ending June 30, 2008 and 2007.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended June 30, 2008
Minimum borrowing	$—	$3,275,000	$—	$—
Maximum borrowing	$—	$7,525,000	$6,525,000	$—
Average borrowing	$—	$4,558,000	$2,256,000	$—

Year Ended June 30, 2007
Minimum borrowing	$—	$2,900,000	$—	$—
Maximum borrowing	$2,900,000	$6,200,000	$3,502,000	$6,700,000
Average borrowing	$282,000	$4,384,000	$392,000	$485,000

Our 6.16% Senior Unsecured Note and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At December 31, 2009 and 2008, we believe we are in compliance with the financial covenants under our debt agreements or have received waivers for any defaults.

At December 31, 2009, we had approximately $2.8 million of cash on hand. In addition, at December 31, 2009, we had $14.7 million of borrowings under the $20.0 million Bank of America revolving line of credit. Our short-term borrowings under our line of credit during the year ended December 31, 2009 had a daily weighted average interest rate of 3.25% per annum.

Our 6.16% Senior Unsecured Note and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At December 31, 2009 and 2008, we believe we are in compliance with the financial covenants under our debt agreements or have received waivers for any defaults.

Citizens Bank Credit Facility

In connection with our acquisition of our Ohio operations, NEO, Great Plains and GPL each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consists of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains and GPL respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Energy, Inc. guarantees each loan. Our chairman and chief executive officer, Richard M. Osborne, guarantees each loan both individually and as trustee of the RMO Trust, and Great Plains guarantees NEO’s revolving line of credit and term loan as well as GPL’s term note.

Long-term Debt — $10.3 million 5.00% Senior Secured Notes — NEO’s, Great Plains’ and GPL’s term loans with Citizens Bank are in the amounts of $7.8 million, $2.4 million and $823,000 respectively. Each term note has a maturity date of July 1, 2013 and bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 400 basis points with an interest rate floor of 5.00% per annum. Currently, the interest rate is 5.00% per annum. The term notes require monthly payments of approximately $63,000 in the aggregate.

Line of Credit — NEO’s revolving credit line with Citizens Bank has a maximum credit commitment of $2.1 million. The revolving line bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 400 basis points with an interest rate floor of 5.00% per annum. Currently, the interest rate is 5.00% per annum. The revolving line requires monthly interest payments with the principal due at maturity, November 30, 2010.

The Citizens Credit Facility requires Great Plains, GPL and NEO to maintain a debt service coverage ratio of at least 1.25 to 1.0 measured quarterly on a rolling four quarter basis. The Citizens Credit Facility also requires NEO, Great Plains and GPL to maintain a minimum net worth, on a combined basis, equal to the sum of $1,815,000 plus 100% of net income less the pro-rata share of any dividend paid to Energy, Inc., measured on a quarterly basis beginning with the quarter ended December 31, 2009. The Citizens Credit Facility allows NEO, Great Plains and GPL Ohio Companies a party thereto to pay dividends to Energy, Inc. if those entities’ combined net worth (as defined in the Citizens loan documents) after payment of any dividends would not be less than $1,815,000 on a consolidated basis as positively increased by 100% of net income as of the end of each fiscal quarter and fiscal year.

At December 31, 2009, $2.1 million has been borrowed under the revolving line of credit, $7.1 million under the NEO term loan, $2.4 million under the Great Plains term loan and $813,000 under the GPL term loan.

Huntington Credit Facility

On December 31, 2009, Orwell entered into an amended and restated short-term credit facility with The Huntington National Bank, N.A. (the “Huntington Credit Facility”). The Huntington Credit Facility amends and restates the previous credit facility that matured on November 30, 2009. The loan is secured by all of the assets of Orwell. The Huntington Credit Facility is guaranteed by Energy, Inc., Lightning Pipeline, Mr. Osborne individually and as Trustee of the RMO Trust, and certain entities owned and controlled by Mr. Osborne.

Long-term Debt — $4.6 Million Senior Secured Note — The Huntington Credit Facility includes a $4.6 million term note that bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The term note requires monthly payments of approximately $35,000 and matures on November 29, 2010.

Line of Credit — The Huntington Credit Facility also includes a $1.5 million line of credit. The credit line bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The credit line requires monthly interest payments with the principal due at maturity, November 29, 2010.

The Huntington Credit Facility requires Orwell to maintain a fixed charge coverage ratio of at least 1 to 1 of EBITDA to the sum of (i) scheduled principal payments on debt and capital leases, plus (ii) interest expense, plus (iii) federal, state and local income tax expense, plus (iv) dividends and distributions, measured on a rolling four quarter basis. The Huntington Credit Facility allows Orwell to pay dividends to Energy, Inc. as long as the aggregate amount of all dividends, distributions, redemptions and repurchases in any fiscal year do not exceed 60% of net income (as defined in the Huntington Credit Facility) of Orwell for each fiscal year. At December 31, 2009, $1.5 million has been borrowed under the credit line and $4.3 million under the term note. The Huntington Credit Facility is also secured by a pledge of $3.0 million in market value of Energy, Inc. stock by the RMO Trust.

Combined Term Loans and Credit Facilities

The $14.7 million of borrowings at December 31, 2009, leaves our borrowing capacity at $5.3 million. Including the amounts related to the Ohio companies, we have $18.3 million of borrowings and borrowing capacity of $5.3 million. As discussed above, this level of borrowings is due primarily to increased costs for gas put in storage, increases in our capital expenditures due to expansion in our North Carolina and Maine markets, and the acquisition of the Ohio Companies.

As explained above, the cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers.

The total amount outstanding under all of our long term debt obligations was approximately $13.0 million at December 31, 2009, with non being due within one year. Including the amounts related to the Ohio companies, the total amount is approximately $27.6 million, with approximately $5.1 million due within one year.

Capital Expenditures

We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those two service areas. For the years ended December 31, 2009 and 2008, our total capital expenditures were approximately $8.9 million and $7.0 million, respectively. We estimate future cash requirements for capital expenditures will be as follows:

						Estimated
	Year Ended		Six Months Ended		Actual	Future Cash
	December 31,		December 31,		Fiscal	Requirements
	2009	2008	2008	2007	2008	2010
			(In thousands)		(In thousands)

Natural Gas Operations	$8,649	$6,894	$4,465	$1,151	$3,578	$6,061
Energy West Resources	191	122	69	197	250	—
Pipeline Operations	—	4	—	37	41	—
Corporate and Other	14	—	—	—	—	—

Total capital expenditures	$8,854	$7,020	$4,534	$1,385	$3,869	$6,061

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

New Accounting Pronouncements

Recently Adopted

Fair Value Measurements — In September 2006, the FASB issued guidance that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we elected to implement this guidance with the one-year deferral and the adoption did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we have adopted the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis.

Business Combinations — In December 2007, the FASB issued new guidance on business combinations which requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, the new guidance requires that acquisition-related costs will be generally expensed as incurred and also expands the disclosure requirements for business combinations. The effective date of this new guidance is for years beginning after December 15, 2008 and we have adopted it on our consolidated financial statements, effective January 1, 2009. In addition, we have recorded as expense in the year ending December 31, 2009, and the six months ending December 31, 2008 $662,000 and $585,000, respectively of acquisition costs related to acquisitions in progress as part of the transition to the new guidance.

Noncontrolling Interests — In December 2007, the FASB issued new guidance establishing standards of accounting and reporting on non-controlling interests in consolidated financial statements. Also provided is guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and standards of accounting of the deconsolidation of a subsidiary due to the loss of control. The effective date of this guidance is for fiscal years beginning after December 15, 2008. We have adopted the guidance on our consolidated financial statements, effective January 1, 2009, and the implementation did not have a material impact on our consolidated financial statements.

Derivative Instruments and Hedging Activities — In March 2008, the FASB released new guidance which amends and expands previous disclosure requirements for derivative instruments and hedging activities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance is effective for financial statements issued for fiscal periods beginning after November 15, 2008. We implemented the guidance on January 1, 2009, and the implementation did not have a material impact on our consolidated financial statements.

Interim Fair Value Disclosures — In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments which requires that disclosures regarding the fair value of financial instruments be included in interim financial statements. This new guidance was effective for interim periods ending after June 15, 2009. We adopted this guidance for the period ending June 30, 2009.

Other-Than-Temporary Impairments — In April 2009, the FASB also issued released new guidance on presentation of other-than-temporary impairments which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments. This new guidance is effective for interim and annual periods ending after June 15, 2009. We implemented the guidance on July 1, 2009, and the implementation did not have a material impact on our consolidated financial statements.

Accounting Standards Codification (Codification) — In June 2009, the FASB established the Codification as the source of authoritative generally accepted accounting principles recognized by the FASB. All existing accounting standards are superseded, aside from those issued by the SEC. All other accounting literature not included in the Codification is considered non-authoritative. We adopted the Codification as of September 30, 2009, which is reflected in our disclosures and references to accounting standards, with no impact to our financial position or results of operations.

Earnings Per Share — In September 2009, the FASB issued guidance that provided corrections to various parts of the Codification regarding EPS. The guidance is effective immediately upon being issued. The initial adoption of this guidance did not have an impact on the consolidated earnings or financial position of the Company as the update amended the reference between the Codification and pre-Codification references.

Subsequent Events — In May 2009, the FASB issued subsequent events guidance which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition it requires disclosure of the date through which the Company has evaluated subsequent events and whether it represents the date the financial statements were issued or were available to be issued. This guidance was effective for the Company on June 30, 2009. The adoption of the subsequent events guidance did not have a material effect on the Company’s financial position or results of operations.

Recently Issued

Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on consolidation of variable interest entities. The guidance will significantly affect various elements of consolidation under existing accounting standards, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary. This new guidance is effective for interim and annual periods beginning after November 15, 2009. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.

Fair Value Measurement Disclosures — In January 2010, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU No. 2010-06), which will update the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for Level 2 and Level 3 fair value measurements, transfers in and out of Levels 1 and 2, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 are effective for interim and annual periods beginning after December 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Management of Energy, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles defined in the Exchange Act.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission for the “Internal Control — Integrated Framework.” Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter, the last fiscal quarter of calendar year 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report on internal control over financial reporting in this Form 10-K.

Item 9B.	Other Information.

The following matters were submitted to a vote of the stockholders at our 2009 annual meeting of stockholders held on November 13, 2009: One — a proposal to elect the eight director nominees named below to serve for a one year term until the next annual meeting or until their respective successors are elected and qualified; Two — a proposal to approve the issuance of shares of our common stock as merger consideration under the merger agreements; and Three — a proposal to approve the adjournment or postponement of the annual meeting, if necessary or appropriate, to solicit additional votes on favor of Proposal Two. Set forth below is the number of votes cast for or withheld with respect to each director nominee and the number of votes cast for or against or abstain, and if applicable, the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

We held our 2009 Annual Meeting of Shareholders on November 13, 2009. The following nominees were elected to the Company’s Board of Directors to serve until our next annual meeting of shareholders.

Proposal One — Election of directors

Name	For	Withheld

Ian Abrams	3,879,234	176,933
Gene Argo	3,858,393	197,734
Greg Osborne	3,718,382	337,784
Rick Osborne	3,745,164	311,002
Jim Smail	3,854,950	201,217
Tom Smith	3,789,483	266,683
Jim Sprague	3,784,853	271,314
Mike Victor	3,844,298	211,869

Proposal Two — Approve the issuance of shares of our common stock as merger consideration under the merger agreements

Votes For	Votes Against	Abstain

2,517,037	264,888	40,366

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the material appearing under the headings “The Board of Directors,” “Executive Officers ,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Audit Committee Report” in the Proxy Statement for our 2010 Annual Meeting.

Item 11.	Executive Compensation.

Information required by this item is incorporated by reference to the material appearing under the headings “Director Compensation” “Compensation Discussion and Analysis,” and “Executive Compensation,” in the Proxy Statement for our 2010 Annual Meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in the Proxy Statement for our 2010 Annual Meeting.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement for our 2010 Annual Meeting.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to the material appearing under the heading “Principal Accountant Fees and Services” in the Proxy Statement for our 2010 Annual Meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements:

(b)  Exhibit Index.

2.1		Agreement and Plan of Merger, dated June 29, 2009, by and among Energy West, Incorporated, Various Acquisition Subsidiaries, Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, Brainard Gas Corp., Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith, incorporated by reference to Exhibit 10.2 to Energy, Inc.’s current report on Form 8-K dated June 26, 2009 as filed with the Securities and Exchange Commission
2.2		Agreement and Plan of Merger, dated June 29, 2009, by and among Energy West, Incorporated, an Acquisition Subsidiary, Great Plains Land Development Company, LTD. and Richard M. Osborne, Trustee, incorporated by reference to Exhibit 10.3 to Energy, Inc.’s current report on Form 8-K as filed July 2, 2009 with the Securities and Exchange Commission
2.3		Agreement and Plan of Merger by and among Energy Inc., Energy West, Incorporated and Energy West Merger Sub, Inc., dated August 3, 2009, incorporated by reference to Exhibit 2.1 to Energy, Inc.’s current report on Form 8-K as filed August 4, 2009 with the Securities and Exchange Commission
2.4		Assignment and Assumption Agreement, dated December 30, 2009, by and between Energy West, Incorporated and Energy, Inc., filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
2.5		Assignment and Assumption Agreement, dated December 30, 2009, by and between Energy West, Incorporated and Energy, Inc., filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
2.6		First Amendment to Agreement and Plan of Merger, dated as of January 5, 2010, by and among Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith, Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, and Brainard Gas Corp., Lightning Pipeline Acquisition Inc., Great Plains Acquisition Inc. and Brainard Acquisition Inc. and Energy, Inc., filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
2.7		First Amendment to Agreement and Plan of Merger, dated as of January 5, 2010, by and among Richard M. Osborne, Trustee, Great Plains Land Development Company, LTD. and GPL Acquisition LLC and Energy, Inc., filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
3	.1(a)	Restated Articles of Incorporation. Filed as Exhibit 3.1 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996 and incorporated herein by reference
3	.1(b)	Articles of Amendment to the Articles of Incorporation dated January 28, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2008 and incorporated herein by reference
3	.1(c)	Articles of Amendment to the Articles of Incorporation dated December 5, 2007. Filed as Exhibit 3.1(e) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference
3	.1(d)	Articles of Amendment to the Articles of Incorporation dated May 29, 2007. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 4, 2007, and incorporated herein by reference

3.2		Amended and Restated Bylaws. Filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on March 5, 2004 and incorporated herein by reference
3	.2(a)	Amendment No. 3 to Amended and Restated Bylaws dated August 12, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2008 and incorporated herein by reference
3	.2(b)	Amendment No. 2 to Amended and Restated Bylaws dated April 10, 2008. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 10, 2008 and incorporated herein by reference
3	.2(c)	Amendment No. 1 to Amended and Restated Bylaws dated November 14, 2007. Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2007 and incorporated herein by reference
10.1		Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1997 Notes. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference
10.2		Satisfaction and Discharge of Indenture dated June 22, 2007, between the Registrant and US Bank National Association, as Successor Trustee for the Series 1993 Notes. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference
10.3		Discharge of Obligor under Indenture dated June 22, 2007, between the Registrant and HSBC Bank USA, National Association, as Successor Trustee for the Series 1992-B Bonds. Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference
10.4		Note Purchase Agreement dated June 29, 2007, between the Registrant and various Purchasers relating to 6.16% Senior Unsecured Notes due June 29, 2017. Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference
10.5		Credit Agreement dated as of June 29, 2007, by and among the Registrant and various financial institutions and LaSalle Bank National Association. Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed July 5, 2007, and incorporated herein by reference
10.6		Amendment dated October 22, 2007 to the Credit Agreement among the Registrant, various financial institutions and LaSalle Bank National Association, as agent. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 22, 2007 and incorporated herein by reference
10	.7†	Energy, Inc. 2002 Stock Option Plan. Filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14A, filed on October 30, 2002, and incorporated herein by reference
10	.8†	First Amendment to Energy West Incorporated 2002 Stock Option Plan, filed as Exhibit 10.8 to the Registrant’s Transition Report on 10-K/T for the transition period ended December 31, 2008 and incorporated herein by reference
10	.9†	Employee Stock Ownership Plan Trust Agreement. Filed as Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-1672) and incorporated herein by reference
10	.10†	Management Incentive Plan. Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, filed on July 8, 1997, and incorporated herein by reference
10	.11†	Energy West Senior Management Incentive Plan. Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, filed on September 30, 2002, and incorporated herein by reference
10	.12†	Energy West Incorporated Deferred Compensation Plan for Directors. Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, filed on September 30, 2002, and incorporated herein by reference
10	.13†	Amended and Restated Energy West Incorporated Deferred Compensation Plan for Directors, filed as Exhibit 10.13 to the Registrant’s Transition Report on 10-K/T for the transition period ended December 31, 2008 and incorporated herein by reference
10.14		Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated October 24, 2007. Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.15		First Amendment to Amended and Restated Operating Agreement of Kykuit Resources, LLC, dated December 17, 2007. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference

10.16	Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.17	Amendment No. 1 to Stock Purchase Agreement dated April 11, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.18	Amendment No. 2 to Stock Purchase Agreement dated August 7, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.19	Amendment No. 3 to Stock Purchase Agreement, dated November 28, 2007, by and between the Registrant and Sempra Energy. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and incorporated herein by reference
10.20	Stock Purchase Agreement dated January 30, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.21	Amendment Number 1 to Stock Purchase Agreement dated August 2, 2007 between the Registrant and Sempra Energy. Filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference
10.22	Stock Purchase Agreement dated December 18, 2007 between the Registrant, Dan F. Whetstone, Pamela R. Lowry, Paula A. Poole, William J. Junkermier and Roger W. Junkermier. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference
10.23	First Amendment to Stock Purchase Agreement dated as of November 11, 2008, between Dan F. Whetstone, Pamela R. Lowry, Paula A. Poole, William J. Junkermier, Roger W. Junkermiern and Energy, Inc.. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 11, 2008 and incorporated herein by reference
10.24	Non-Competition and Non-Disclosure Agreement dated December 18, 2007 between the Registrant and Daniel F. Whetstone. Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 17, 2007 and incorporated herein by reference
10.25	Lease Agreement dated February 25, 2008 between OsAir, Inc. and Energy West, Incorporated. Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2008 and incorporated herein by reference
10.26	Gas Sales Agreement dated as of July 1, 2008 between John D. Oil & Gas Marketing Co., LLC, Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company and Brainard Gas Corp. Filed as Exhibit 10.25 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference
10.27	Natural Gas Transportation Service Agreement dated as of July 1, 2008 between Orwell-Trumbull Pipeline Co., LLC, Orwell Natural Gas Company and Brainard Gas Corp. Filed as Exhibit 10.26 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference
10.28	Transportation Service Agreement dated as of July 1, 2008 between Cobra Pipeline Co., Ltd., Northeast Ohio Natural Gas Company, Orwell Natural Gas Company and Brainard Gas Corp. Filed as Exhibit 10.27 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference
10.29	First Amendment dated July 1, 2008 to the Orwell-Trumbull Pipeline Co., LLC Operations Agreement between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as Exhibit 10.28 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference
10.30	Orwell-Trumbull Pipeline Co., LLC Operations Agreement dated January 1, 2008 between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as Exhibit 10.29 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference
10.31	Triple Net Lease Agreement dated as of July 1, 2008 between Station Street Partners, LLC and Orwell Natural Gas Company. Filed as Exhibit 10.30 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference

10.32		Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Orwell Natural Gas Company. Filed as Exhibit 10.31 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference
10.33		Triple Net Lease Agreement dated as of July 1, 2008 between Richard M. Osborne, Trustee and Orwell Natural Gas Company. Filed as Exhibit 10.32 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference
10.34		Triple Net Lease Agreement dated as of July 1, 2008 between OsAir, Inc. and Northeast Ohio Natural Gas Company. Filed as Exhibit 10.33 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 and incorporated herein by reference
10.35		Stock purchase agreement dated September 12, 2008, between Energy, Inc., and Richard M. Osborne, trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan, and Thomas J. Smith, filed as exhibit 10.1 to the registrant’s current report on Form 8-K dated September 17, 2008, and incorporated herein by reference
10.36		Termination of Stock Purchase Agreement, dated June 26, 2009, by and among Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith and Energy West, Incorporated, filed as Exhibit 10.1 to the Registrant’s Current Report on 10-K for dated June 26, 2009 and incorporated herein by reference
10	.37†	Employment Agreement dated August 25, 2006 between Energy, Inc. and Kevin J. Degenstein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 18, 2006 and incorporated herein by reference
10	.38†	First Amendment to Employment Agreement dated as of December 31, 2008, between Energy, Inc. and Kevin J. Degenstein, filed as Exhibit 10.39 to the Registrant’s Transition Report on 10-K/T for the transition period ended December 31, 2008 and incorporated herein by reference
10	.39†	Employment Agreement dated April 13, 2007 between Energy, Inc. and David C. Shipley, filed as Exhibit 10.40 to the Registrant’s Transition Report on 10-K/T for the transition period ended December 31, 2008 and incorporated herein by reference
10.40		Asset Management Agreement, dated January 3, 2010, by and between Orwell Natural Gas Company and John D. Oil and Gas Marketing Company, LLC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.41		Asset Management Agreement, dated January 3, 2010, by and between Northeast Ohio Natural Gas and John D. Oil and Gas Marketing Company, LLC, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.42		Appointment of Natural Gas Agent, dated January 3, 2010, by and between Northeast Ohio Natural Gas Company, Orwell Natural Gas Company, Brainard Gas Corporation and John D. Oil and Gas Marketing Company, LLC, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.43		Demand Promissory Note, dated December 1, 2008, to Richard M. Osborne, Trustee from Lightning Pipeline Company, Inc., incorporated by reference to Exhibit 10.8 to Energy, Inc.’s current report on Form 8-K as filed July 2, 2009 with the Securities and Exchange Commission
10.44		Amended and Restated Promissory Note, dated January 3, 2010, to Richard M. Osborne, Trustee from Lightning Pipeline Company, Inc., filed as Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.45		Demand Cognovit Note, dated August 6, 2008, to Richard M. Osborne from Brainard Gas Corp., filed as Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.46		Gas Sales Agreement dated as of July 1, 2008 between John D. Oil & Gas Marketing Co., LLC, Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company and Brainard Gas Corp., incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2008 as filed September 30, 2008 with the Securities and Exchange Commission
10.47		Electronic Metering Service and Operation Agreement, as of April 15, 2009, by and between Orwell Trumbull Pipeline, LTD. and Orwell Natural Gas Co., incorporated by reference to Exhibit 10.4 to Energy, Inc.’s current report on Form 8-K as filed July 2, 2009 with the Securities and Exchange Commission

10.48	Electronic Metering Service and Operation Agreement, as of April 15, 2009, by and between COBRA Pipeline Company, LTD. and Brainard Gas Corporation, incorporated by reference to Exhibit 10.5 to Energy, Inc.’s current report on Form 8-K as filed July 2, 2009 with the Securities and Exchange Commission
10.49	Electronic Metering Service and Operation Agreement, as of April 15, 2009, by and between COBRA Pipeline Company, LTD. and Northeast Ohio Natural Gas Corporation, Incorporated by reference to Exhibit 10.6 to Energy, Inc.’s current report on Form 8-K as filed July 2, 2009 with the Securities and Exchange Commission
10.50	Electronic Metering Service and Operation Agreement, as of April 15, 2009, by and between COBRA Pipeline Company, LTD. and Orwell Natural Gas Co., Incorporated by reference to Exhibit 10.7 to Energy, Inc.’s current report on Form 8-K as filed July 2, 2009 with the Securities and Exchange Commission
10.51	Credit Agreement, dated July 3, 2008, by and between Northeast Ohio Natural Gas Corp., as borrower and Citizens Bank, as lender, filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.52	Revolving Note, dated July 3, 2008, by Northeast Ohio Natural Gas Corp., as maker, to Citizens Bank, as holder, filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.53	Term Note, dated July 3, 2008, by Northeast Ohio Natural Gas Corp., as maker, to Citizens Bank, as holder, filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.54	Security Agreement, dated July 3, 2008, by Northeast Ohio Natural Gas Corp. in favor of Citizens Bank, filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.55	Guaranty, dated July 3, 2008, by Great Plains Natural Gas Company in favor of Citizens Bank with respect to Northeast Ohio Natural Gas Corp. as borrower, filed as Exhibit 10.24(a) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.56	Guaranty, dated July 3, 2008, by Richard M. Osborne, individually, in favor of Citizens Bank with respect to Northeast Ohio Natural Gas Corp. as borrower, filed as Exhibit 10.24(b) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.57	Guaranty, dated July 3, 2008, by Richard M. Osborne, Trustee UTA January 13, 1995, in favor of Citizens Bank with respect to Northeast Ohio Natural Gas Corp. as borrower, filed as Exhibit 10.24(c) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.58	Credit Agreement, dated July 3, 2008, by and between Great Plains Natural Gas Company, as borrower, and Citizens Bank, as lender, filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.59	Term Note, dated July 3, 2008, by Great Plains Natural Gas Company, as maker, to Citizens Bank, as holder, filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.60	Security Agreement, dated July 3, 2008, by Great Plains Natural Gas Company in favor of Citizens Bank, filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.61	Guaranty, dated July 3, 2008, by Richard M. Osborne, individually, in favor of Citizens Bank with respect to Great Plains Natural Gas Company as borrower, filed as Exhibit 10.28(a) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.62	Guaranty, dated July 3, 2008, by Richard M. Osborne, Trustee UTA January 13, 1995, in favor of Citizens Bank with respect to Great Plains Natural Gas Company as borrower, filed as Exhibit 10.28(b) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.63	Credit Agreement, dated July 3, 2008, by and between Great Plains Land Development Co., LTD., as borrower and Citizens Bank, N.A., as lender, filed as Exhibit 10.29 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference

10.64	Term Note, dated July 3, 2008, by Great Plains Land Development Co., LTD., as maker, to Citizens Bank, N.A. as holder, filed as Exhibit 10.30 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.65	Security Agreement, dated July 3, 2008, by Great Plains Land Development Co., LTD. in favor of Citizens Bank, filed as Exhibit 10.31 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.66	Guaranty, dated July 3, 2008, by Great Plains Natural Gas Company in favor of Citizens Bank with respect to Great Plains Land Development Co., LTD. as borrower, filed as Exhibit 10.32(a) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.67	Guaranty, dated July 3, 2008, by Richard M. Osborne, individually, in favor of Citizens Bank with respect to Great Plains Land Development Co., LTD. as borrower, filed as Exhibit 10.32(b) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.68	Guaranty, dated July 3, 2008, by Richard M. Osborne, Trustee UTA January 13, 1995, in favor of Citizens Bank with respect to Great Plains Land Development Co., LTD. as borrower, filed as Exhibit 10.32(c) to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.69	Loan Modification Agreement, effective as of December 1, 2009, by and among Northeast Ohio Natural Gas Corp., as borrower, and Richard M. Osborne, individually, Richard M. Osborne, Trustee UTA January 13, 1995, and Great Plains Natural Gas Company, each as guarantors, and Citizens Bank, filed as Exhibit 10.33 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.70	Loan Modification Agreement, effective as of December 1, 2009, by and among Great Plains Natural Gas Company, as borrower, and Richard M. Osborne, individually, and Richard M. Osborne, Trustee UTA January 13, 1995, each as guarantors, and Citizens Bank, filed as Exhibit 10.34 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.71	Loan Modification Agreement, effective as of December 1, 2009, by and among Great Plains Land Development Co., LTD., as borrower, and Richard M. Osborne, individually, Richard M. Osborne, Trustee UTA January 13, 1995, and Great Plains Natural Gas Company, each as guarantors, and Citizens Bank, filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.72	Guaranty, dated January 5, 2010, by Energy, Inc. in favor of Citizens Bank with respect to Northeast Ohio Natural Gas Corp. as borrower, filed as Exhibit 10.36 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.73	Guaranty, dated January 5, 2010, by Energy, Inc. in favor of Citizens Bank with respect to Great Plains Natural Gas Company as borrower, filed as Exhibit 10.37 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.74	Guaranty, dated January 5, 2010, by Energy, Inc. in favor of Citizens Bank with respect to Great Plains Land Development Co., LTD. as borrower, filed as Exhibit 10.38 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.75	Amended and Restated Loan Agreement, dated December 31, 2009, by and among Orwell Natural Gas Company, as borrower, and ONG Marketing, Inc., Lightning Pipeline Company, Inc., Lightning Pipeline Company II, Inc., and Richard M. Osborne, individually, as guarantors, and The Huntington National Bank, N.A., as lender, filed as Exhibit 10.39 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.76	Amended and Restated Security Agreement, dated December 31, 2009, by Orwell Natural Gas Company in favor of The Huntington National Bank, N.A, filed as Exhibit 10.40 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.77	Note Modification Agreement (Line of Credit Note), dated December 31, 2009, by and between Orwell Natural Gas Company as borrower and The Huntington National Bank, N.A., as lender, filed as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.78	Note Modification Agreement (Term Note), dated December 31, 2009, by and between Orwell Natural Gas Company as borrower and The Huntington National Bank, N.A., as lender, filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference

10.79		Amended and Restated Continuing Agreement of Guaranty and Suretyship, dated December 31, 2009, by ONG Marketing, Inc., Lightning Pipeline Company, Inc., Lightning Pipeline Company II, Inc., Richard M. Osborne, individually, as guarantors, in favor of The Huntington National Bank, N.A., filed as Exhibit 10.43 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
10.80		Continuing Agreement of Guaranty and Suretyship, dated January 12, 2010, by Energy, Inc. in favor of The Huntington National Bank, N.A., filed as Exhibit 10.44 to the Registrant’s Current Report on Form 8-K dated January 5, 2010 and incorporated herein by reference
14		Code of Business Conduct, filed as Exhibit 14 to the Registrant’s Annual Report on 10-K for the year ended June 30, 2006 and incorporated herein by reference
21*		Company Subsidiaries
23	.1*	Consent of Hein & Associates LLP
31*		Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management agreement or compensatory plan or arrangement

*	Filed herewith

(c)	Financial Statement Schedules:

Schedule II
Valuation and Qualifying Accounts
Energy, Inc.
December 31, 2009

	Balance at	Charged to	Write-Offs	Balance
	Beginning	Costs &	Net of	at End of
Description	of Period	Expenses	Recoveries	Period

Allowance for bad debts
Year Ended June 30, 2007	$121,453	$210,956	$(268,355)	$64,054
Year Ended June 30, 2008	$64,054	$174,531	$(102,186)	$136,399
Six Months Ended December 31, 2008	$136,399	$58,085	$13,458	$207,942
Year Ended December 31, 2009	$207,942	$139,512	$(114,122)	$233,332

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

Date: March 31, 2010

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

/s/ Richard M. Osborne Richard M. Osborne	Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ Thomas J. Smith Thomas J. Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2010

/s/ W.E. Argo W.E. Argo	Director	March 31, 2010

/s/ Ian Abrams Ian Abrams	Director	March 31, 2010

/s/ James E. Sprague James E. Sprague	Director	March 31, 2010

/s/ James R. Smail James R. Smail	Director	March 31, 2010

/s/ Michael T. Victor Michael T. Victor	Director	March 31, 2010

/s/ Gregory J. Osborne Gregory J. Osborne	Director	March 31, 2010

CONSOLIDATED FINANCIAL STATEMENTS
OF
ENERGY, INC. AND SUBSIDIARIES

Page

Report of Independent Registered Public Accounting Firm — Hein & Associates LLP	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Income for the Year Ended December 31, 2009, the Six Months ended 2008, and the Years Ended June 30, 2008 and 2007	F-4
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2009, the Six Months Ended December 31, 2008, and the Years Ended June 30, 2008 and 2007
F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2009, the Six Months ended December 31, 2008, and the Years Ended June 30, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Energy, Inc.
Great Falls, Montana

We have audited the consolidated balance sheets of Energy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2009, the six months ended December 31, 2008 and the years ended June 30, 2008 and 2007. Our audits also included the financial statement schedule as of, and for the twelve months ending December 31, 2009, the six months ended December 31, 2008 and years ended June 30, 2008 and 2007 listed in the index as Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended December 31, 2009, the six months ended December 31, 2008, and the years ended June 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of Energy, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion there on.

/s/  HEIN & ASSOCIATES LLP

Denver, Colorado
March 31, 2010

ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,752,168	$1,065,529
Marketable securities	4,411,171	3,376,875
Accounts receivable less $233,332 and $207,942, respectively, allowance for bad debt	7,579,974	7,430,694
Unbilled gas	2,869,826	4,839,138
Natural gas and propane inventories	5,251,942	9,891,802
Materials and supplies	1,018,673	1,175,596
Prepayment and other	552,641	422,514
Income tax receivable	—	1,014,806
Recoverable cost of gas purchases	641,755	2,041,280
Deferred tax asset	562,936	225,953

Total current assets	25,641,086	31,484,187

Property, Plant and Equipment, Net	41,203,668	34,904,442
Deferred Charges	2,094,468	2,558,156
Deferred Tax Assets — Long term	7,550,970	5,693,310
Other Investments	784,363	1,081,423
Goodwill	1,056,771	—
Other Assets	294,356	97,447

TOTAL ASSETS	$78,625,682	$75,818,965

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Bank overdraft	$663,777	$773,199
Accounts payable	5,530,645	5,783,927
Line of credit	14,651,265	17,551,276
Accrued income taxes	534,710	35,236
Overrecovered gas purchases	1,452,580	1,022,853
Accrued and other current liabilities	4,594,883	4,947,448

Total current liabilities	27,427,860	30,113,939

Other Obligations:
Deferred investment tax credits	218,503	239,565
Other long-term liabilities	2,291,511	2,383,323

Total other obligations	2,510,014	2,622,888

Long-Term Debt	13,000,000	13,000,000

Commitments and Contingencies (notes 16)
Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—
Common stock; $.15 par value, 5,000,000 shares authorized, 4,361,869, and 4,296,603 shares outstanding at December 31, 2009 and 2008, respectively	654,280	652,503
Treasury Stock	—	(8,012)
Capital in excess of par value	6,514,851	5,926,028
Capital in excess of par value — noncontrolling interest	100,989	—
Accumulated other comprehensive income	146,701	(319,147)
Retained earnings	28,270,987	23,830,766

Total stockholders’ equity	35,687,808	30,082,138

TOTAL CAPITALIZATION	48,687,808	43,082,138

TOTAL LIABILITIES AND CAPITALIZATION	$78,625,682	$75,818,965

See notes to consolidated financial statements.

ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year	Six Months
	Ended	Ended	Year Ended
	December 31,		June 30,
	2009	2008	2008	2007
	(Audited)		(Audited)

REVENUES:
Natural gas operations	$58,765,618	$28,840,123	$59,338,996	$46,439,506
Gas and electric — wholesale	12,238,906	9,691,560	17,124,081	12,545,359
Pipeline operations	449,757	226,157	370,171	388,175

Total revenues	71,454,281	38,757,840	76,833,248	59,373,040

COST OF SALES:
Gas purchased	37,051,852	19,459,908	41,337,397	33,541,993
Gas and electric — wholesale	9,647,693	7,770,347	14,833,353	10,264,633

Total cost of sales	46,699,545	27,230,255	56,170,750	43,806,626

GROSS MARGIN	24,754,736	11,527,585	20,662,498	15,566,414

Distribution, general, and administrative	10,562,069	5,717,406	10,661,878	6,197,529
Maintenance	666,477	319,798	650,553	566,683
Depreciation and amortization	2,212,553	1,023,381	1,865,294	1,692,486
Taxes other than income	2,250,298	1,284,557	2,080,144	1,696,936

Total expenses	15,691,397	8,345,142	15,257,869	10,153,634

OPERATING INCOME	9,063,339	3,182,443	5,404,629	5,412,780
OTHER INCOME (EXPENSE)	(976,334)	(420,349)	315,779	241,519
INTEREST (EXPENSE)	(1,241,226)	(677,056)	(1,076,345)	(2,124,155)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	6,845,779	2,085,038	4,644,063	3,530,144
INCOME TAX (EXPENSE)	(27,242)	(926,457)	(1,332,688)	(1,272,664)

INCOME FROM CONTINUING OPERATIONS	6,818,537	1,158,581	3,311,375	2,257,480

DISCONTINUED OPERATIONS:
Gain from disposal of operations	—	—	—	5,479,166
Income from discontinued operations	—	—	—	975,484
Income tax (expense)	—	—	—	(2,499,875)

INCOME FROM DISCONTINUED OPERATIONS	—	—	—	3,954,775

INCOME BEFORE EXTRAORDINARY ITEM	6,818,537	1,158,581	3,311,375	6,212,255
EXTRAORDINARY GAIN	—	—	6,819,182	—

NET INCOME	$6,818,537	$1,158,581	$10,130,557	$6,212,255
BASIC INCOME PER COMMON SHARE:
Income from continuing operations	$1.58	$0.27	$0.77	$0.51
Income from discontinued operations	—	—	—	0.89
Income from extraordinary gain	—	—	1.58	—

	$1.58	$0.27	$2.35	$1.40
DILUTED INCOME PER COMMON SHARE:
Income from continuing operations	$1.58	$0.27	$0.77	$0.51
Income from discontinued operations	—	—	—	0.88
Income from extraordinary gain	—	—	1.58	—

	$1.58	$0.27	$2.35	$1.39
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,309,852	4,330,200	4,314,748	4,437,807
Diluted	4,313,098	4,331,726	4,316,244	4,484,073

See notes to consolidated financial statements.

ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009,
THE SIX MONTHS ENDED DECEMBER 31, 2008,
AND THE YEARS ENDED JUNE 30, 2008 and 2007

					Capital in	Other	Cut Bank
	Common	Common	Treasury	Treasury	Excess of	Comprehensive	Noncontrolling	Retained
	Shares	Stock	Shares	Stock	Par Value	Income (Loss)	Interest	Earnings	Total

BALANCE AT JULY 1, 2006	4,401,266	$660,191	—	$—	$7,414,273	$—	$—	$11,090,649	$19,165,113
Stock Compensation	13,163	1,974			83,111				85,085
Repurchase of Stock — stock buyback program	(219,522)	(32,928)			(2,162,133)				(2,195,061)
Costs associated with stock buyback					(81,280)				(81,280)
Stock option liability					115,603				115,603
Exercise of stock options @ $4.31 to $7.00	93,750	14,062			498,152				512,214
Net income								6,212,255	6,212,255
Dividends paid @ $0.34								(1,518,219)	(1,518,219)

BALANCE AT JUNE 30, 2007	4,288,657	$643,299	—	$—	$5,867,726	$—	$—	$15,784,685	$22,295,710

Stock compensation	3,750	563			248,528				249,091
Repurchase of Stock — stock buyback program	(16,780)	(2,517)			(156,821)				(159,338)
Costs associated with stock buyback					(2,313)				(2,313)
Exercise of stock options @ $4.31 to $10.00	109,500	16,424			611,491				627,915
Intrinsic value of stock exercised — tax effect					80,933				80,933
Return of stock at market price in exchange for stock options	(37,500)	(5,625)			(368,874)				(374,499)
Rounding adjustments for stock split issuance	142	21			(21)				—
Net income								10,130,557	10,130,557
Dividends paid @ $0.47								(2,199,277)	(2,199,277)

BALANCE AT JUNE 30, 2008	4,347,769	$652,165	—	$—	$6,280,649	$—	$—	$23,715,965	$30,648,779

Comprehensive Income:
Net income								1,158,581	1,158,581
Net unrealized losses on available-for-sale securities						(319,147)			(319,147)
Total comprehensive income									839,434
Stock compensation	2,250	338			35,655				35,993
Repurchase of Stock — stock buyback program	(53,416)	—	53,416	(8,012)	(398,027)				(406,039)
Intrinsic value of stock exercised — tax effect					7,751				7,751
Dividends paid @ $0.47								(1,043,780)	(1,043,780)

BALANCE AT DECEMBER 31, 2008	4,296,603	$652,503	53,416	$(8,012)	$5,926,028	$(319,147)	$—	$23,830,766	$30,082,138

Comprehensive Income:
Net income								6,818,537	6,818,537
Net unrealized gains on available-for-sale securities						465,848			465,848
Total comprehensive income									7,284,385
Stock compensation	8,366	1,255			98,345				99,600
Reissue treasury stock	53,416		(53,416)	8,012	(8,012)				—
Cut Bank Acquisition	3,484	522			498,490		100,989		600,001
Dividends paid @ $0.53								(2,378,316)	(2,378,316)

BALANCE AT DECEMBER 31, 2009	4,361,869	$654,280	—	$—	$6,514,851	$146,701	$100,989	$28,270,987	$35,687,808

See notes to consolidated financial statements.

ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2009	2008	2008	2007
	(Audited)	(Audited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,818,537	$1,158,581	$10,130,557	$6,212,255
Adjustments to reconcile net income to
Net cash provided by (used in) operating activities:
Depreciation and amortization, including deferred charges and financing costs	2,583,322	1,204,233	2,037,070	3,011,727
Stock-based compensation	99,600	35,993	249,090	—
Derivative assets	—	145,428	(87,581)	80,018
Derivative liabilities	—	(146,206)	88,188	15,354
Deferred gain	—	(82,062)	—	(325,582)
Gain on sale of assets	—	—	—	(5,479,166)
Gain on sale of securities	(96,888)	—	—	—
Investment tax credit	(21,062)	(10,531)	(21,062)	(21,062)
Deferred income taxes	(2,545,742)	491,286	(176,719)	(1,573,249)
Impairment of other investments	620,789	—	—	—
Extraordinary gain	—	—	(6,819,182)	—
Changes in assets and liabilities:
Accounts receivable	1,938,979	(5,908,400)	(779,559)	509,893
Natural gas and propane inventories	4,641,344	(4,386,465)	(31,027)	(615,710)
Accounts payable	(238,499)	(1,520,915)	1,925,899	971,466
Recoverable/refundable cost of gas purchases	1,750,042	(485,900)	(260,137)	(228,388)
Prepayments and other	(123,454)	(228,933)	(25,069)	118,800
Equity in income of Kykuit	65,982	36,841	—	—
Net assets held for sale	—	—	—	(1,219,927)
Other assets	314,051	18,378	(309,466)	(275,609)
Accrued and other liabilities	493,998	1,576,528	(483,719)	(2,086,253)

Net cash provided by (used in) operating activities	16,300,999	(8,102,144)	5,437,283	(905,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(8,854,010)	(4,534,180)	(3,869,832)	(2,406,910)
Construction expenditures — discontinued operations	—	—	—	(365,845)
Purchase of marketable securities	(1,392,275)	(2,985,898)	(1,301,524)	—
Sale of marketable securities	1,211,740	—	390,746	—
Purchase of fixed assets — Acquisition of Bangor and Frontier	—	—	(5,357,850)	—
Cash acquired in acquisition	48,020	—	960,464	—
Proceeds from sale of assets	—	—	—	17,899,266
Other investments	(386,888)	(242,606)	(875,658)	—
Customer advances received for construction	(70,851)	90,093	129,641	327,376
Increase from contributions in aid of construction	259,090	—	125,678	—

Net cash (used in) provided by investing activities	(9,185,174)	(7,672,591)	(9,798,335)	15,453,887

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	—	(18,663,213)
Repayments of other short-term borrowings	(54,967)	(1,309)	—	—
Proceeds from lines of credit	19,550,000	22,100,000	14,075,495	11,012,000
Repayments of lines of credit	(22,645,000)	(4,605,000)	(14,075,495)	(11,012,000)
Proceeds from long-term debt	—	—	—	13,000,000
Repurchase of common stock	—	(406,038)	(161,651)	(2,276,192)
Debt issuance cost	—	—	—	(317,539)
Sale of common stock	(17)	—	334,350	597,151
Dividends paid	(2,279,202)	(1,043,691)	(2,025,365)	(1,518,219)

Net cash (used in) provided by financing activities	(5,429,186)	16,043,962	(1,852,666)	(9,178,012)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,686,639	269,227	(6,213,718)	5,370,442
CASH AND CASH EQUIVALENTS:
Beginning of year	1,065,529	796,302	7,010,020	1,639,578

End of year	$2,752,168	$1,065,529	$796,302	$7,010,020

See notes to consolidated financial statements.

ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2009	2008	2008	2007
	(Audited)	(Audited)	(Audited)	(Audited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,107,269	$624,549	$922,359	$1,410,114
Cash paid during the period for income taxes	1,053,830	444,000	1,929,499	5,474,500
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to satisfy deferred board compensation	—	—	—	84,046
Shares issued to purchase Cut Bank Gas	499,013	—	—	—
Acquisition of Kykuit investment	—	—	242,606	—
Construction expenditures included in accounts payable	44,928	338,000	—	—
Capitalized interest	14,231	11,322	11,512	21,414
Repurchase of stock — noncash	—	—	374,499	—
Accrued dividends	273,114	174,001	173,911	—

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2009, the six months ended December 31, 2008, and the years ended June 30, 2008 and 2007

1.	Summary of Business and Significant Accounting Policies

Nature of Business — Energy, Inc. (the Company) is a regulated public entity with certain non-regulated operations conducted through its subsidiaries. Our regulated utility operations involve the distribution and sale of natural gas to the public in and around Great Falls, Cascade, Cut Bank and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine and Elkin, North Carolina, and the distribution and sale of propane to the public through underground propane vapor systems in Cascade, Montana, and, until April 1, 2007, in and around Payson, Arizona. Our West Yellowstone, Montana operation is supplied by liquefied natural gas. Also, on January 5, 2010 we completed the acquisition of additional regulated utility operations in Ohio and Western Pennsylvania.

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

Basis of Presentation — Effective December 31, 2008, the Company changed its fiscal year end from June 30 to December 31. This change was made in order to align the Company’s fiscal year end with other companies within the industry. The resulting six-month period ended December 31, 2008 may be referred to herein as the “Transition Period”. The Company refers to the period beginning July 1, 2007 and ending June 30, 2008 as “fiscal 2008”, and the period beginning July 1, 2006 and ending June 30, 2007 as “fiscal 2007”.

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure that we consistently report our financial condition, results of operations and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The FASB finalized the Codification for periods ending on or after September 15, 2009. Prior FASB standards are no longer being issued in the previous format

Reclassifications — Certain reclassifications of prior year reported amounts have been made for comparative purposes. The results of operations for the propane assets related to the sale of Arizona assets have been reclassified as income from discontinued operations. Cash flows used in discontinued operations for construction expenditures were reclassified for the year ending June 30, 2007 to reflect the expenditures as an investing activity.

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

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recoverable/Refundable Costs of Gas and Propane Purchases — The Company accounts for purchased gas and propane costs in accordance with procedures authorized by the MPSC, the Wyoming Public Service Commission (WPSC), the North Carolina Utilities Commission (NCUC), the Maine Public Utilities Commission (MPUC) and, until April 1, 2007 with the sale of our Arizona Propane operations, the Arizona Corporation Commission (ACC). Purchased gas and propane costs that are different from those provided for in present rates, and approved by the applicable commissions, are accumulated and recovered or credited through future rate changes. As of December 31, 2009 and 2008 and June 30, 2008 and 2007, the Company had unrecovered purchase gas costs of $641,755 and $2,041,280, respectively, and over-recovered purchase gas costs of $1,452,580 and $1,022,853, respectively.

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

Natural Gas Reserves — EWR owns an undivided interest in certain producing natural gas reserves on properties located in northern Montana. EWD also owns an undivided interest in certain natural gas producing properties located in northern Montana. The Company is depleting these reserves using the units-of-production method. The production activities are being accounted for using the successful efforts method. The oil and gas producing properties are included at cost in Property, Plant and Equipment, Net in the accompanying consolidated financial statements. The Company is not the operator of any of the natural gas producing wells on these properties. The production of the gas reserves is not considered to be significant to the operations of the Company as defined by ASC 932, Extractive Activities — Oil and Gas.

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets — The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2009 and 2008, and June 30, 2008 and 2007, management does not consider the value of any of its long-lived assets to be impaired.

Stock-Based Compensation — The Company accounts for share-based compensation arrangements by recognizing compensation costs for all share-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the grant on the date it was awarded.

Accordingly, during the year ended December 31, 2009, the six months ended December 31, 2008, and the years ended June 30, 2008 and 2007, the Company recorded $27,143, $17,355, $213,286, and $58,229, respectively, ($16,704, $10,680, $131,256, and $35,811 net of related tax effects) of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

In the year ended December 31, 2009 and the six months ended December 31, 2008, 15,000 and 10,000 options were granted, respectively. In the fiscal years ended June 30, 2008 and 2007, 30,000 and 45,000 options were granted, respectively. At December 31, 2009 and 2008, and at June 30, 2008 and 2007, a total of 44,500, 29,500, 19,500 and 165,000 options were outstanding, respectively.

			Twelve Months Ended
	Twelve Months Ended	Six Months Ended	June 30,
	December 31, 2009	December 31, 2008	2008	2007

Expected dividend rate	5.24%	5.81%	4.47%	4.00%
Risk free interest rate	3.39%	1.87%	3.61%	5.10%
Weighted average expected lives, in years	8.33	3.50	2.50	2.26
Price volatility	42.23%	73.24%	31.16%	30.00%
Total intrinsic value of options exercised	$—	$—	$419,890	$218,609
Total cash received from options exercised	$—	$—	$293,930	$512,175

Comprehensive Income — Comprehensive income includes net income and other comprehensive income, which for the Company is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive income and its components are as follows:

			Twelve Months Ended
	Twelve Months Ended	Six Months Ended	June 30
	December 31 2009	December 31 2008	2008	2007

Net income	$6,818,537	$1,158,581	$10,130,557	$6,212,255
Other comprehensive income Change in unrealized gain/loss on available-for-sale securities, net of ($291,025) and $199,454 of income tax	465,848	(319,147)	—	—

Comprehensive income	$7,284,385	$839,434	$10,130,557	$6,212,255

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives — The Company accounts for derivative financial instruments that are used to manage risk is in accordance with ASC 815, Derivatives and Hedging (ASC 815). Derivatives are recorded at estimated fair value and gains and losses from derivative instruments are included as a component of gas and electric — wholesale revenues in the accompanying consolidated statements of income. Contracts for the purchase or sale of natural gas at fixed prices and notional volumes must be valued at fair value unless the contracts qualify for treatment as a “normal” purchase or “normal” sale and the appropriate election has been made. As of December 31, 2009 and 2008 and June 30, 2008 and 2007, the Company has no derivative instruments designated and qualifying as hedges under ASC 815.

Debt Issuance and Reacquisition Costs — Debt premium, discount, and issue costs are amortized over the life of each debt issue. Costs associated with refinanced debt are amortized over the remaining life of the new debt.

Cash and Cash Equivalents — All highly liquid investments with original maturities of three months or less at the date of acquisition are considered to be cash equivalents. The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Deposits exceeding federal insurable limits as of December 31, 2009 were $997,669.

Earnings Per Share — Net income per common share is computed by both the basic method, which uses the weighted average number of our common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method. The only potentially dilutive securities are the stock options described in Note 15. Options to purchase 44,500, 29,500, 19,500 and 165,000 shares of common stock were outstanding at December 31, 2009 and 2008 and June 30, 2008 and 2007, respectively. Earnings per share of prior periods have been adjusted for the 3-for-2 stock split effectuated February 1, 2008.

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

Effects of Regulation — The Company follows the provisions of Accounting Standards Codification (ASC) 980, Regulated Operations, and its consolidated financial statements reflect the effects of the different rate-making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers (regulatory liabilities).

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

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions during the years ended December 31, 2009 and 2008, the six months ended December 31, 2008, and the fiscal years ended June 30, 2008 and 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits, recognized no interest and penalties and had no interest or penalties accrued related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal tax or state and local income tax examinations by tax authorities for tax years prior to June 30, 2005. Currently, the Company is not being examined by any taxing authorities.

Financial Instruments — The fair value of all financial instruments with the exception of fixed rate long-term debt approximates carrying value because they have short maturities or variable rates of interest that approximate prevailing market interest rates. See Note 6 for a discussion of the fair value of the fixed rate long-term debt.

Asset Retirement Obligations (ARO) — The Company records the fair value of a liability for an asset retirement obligation in the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying consolidated balance sheets. The Company depreciates the amount added to property, plant, and equipment, net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of December 31, 2009 and 2008, the Company has recorded a net asset of $214,531 and $256,153 and a related liability of $787,233, and $746,199, respectively. In the future, the Company may have other asset retirement obligations arising from its business operations.

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

Changes in the asset retirement obligation are as follows:

Balance — July 1, 2006	$650,717
Accretion	37,654
Balance — July 1, 2007	$688,371
Accretion	37,860
Balance — June 30, 2008	$726,231
Accretion	19,968
Balance — December 31, 2008	$746,199
Accretion	41,034

Balance — December 31, 2009	$787,233

Goodwill — Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which is completed in the fourth quarter, or more frequently if events or changes in circumstances indicate

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that goodwill may be impaired. At December 31, 2009, the Company has recorded $1,056,771 of goodwill related to the acquisition of Cut Bank Gas Company. This acquisition was completed on November 2, 2009.

Equity Method Investments — Our marketing and production operations segment owns a 21.98% interest in Kykuit Resources, LLC, (Kykuit), a developer and operator of oil, gas and mineral leasehold estates located in Montana. We have invested a total of approximately $1.5 million in Kykuit, with a net investment after undistributed losses of approximately $782,000.

Our obligations to make additional investments in Kykuit are limited under the Kykuit operating agreement. We are entitled to cease further investments in Kykuit if, in our reasonable discretion after the results of certain initial exploration activities are known, we deem the venture unworthy of further investments. Even if the venture is reasonably successful, we are obligated to invest no more than an additional $1.5 million over the life of the venture. Other investors in Kykuit include our chairman of the board, Richard M. Osborne, and John D. Oil and Gas Company, a publicly held gas exploration company, which is also the managing member of Kykuit. Also, Mr. Osborne is the chairman of the board and chief executive officer, and our director Mr. Gregory J. Osborne is president and Mr. Smith is a director of John D. Oil and Gas Company.

The loss on our equity investment in Kykuit for 2009 included an impairment charge of $687,000, due to the write-off of drilling costs resulting in dry holes.

We are accounting for the investment in Kykuit using the equity method. The Company’s investment in Kykuit at December 31, 2009 and 2008 was approximately $782,000 and $1.1 million including undistributed losses of approximately $700,000 and $37,000, respectively.

New Accounting Pronouncements

Recently Adopted

Fair Value Measurements — In September 2006, the FASB issued guidance that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On January 1, 2008 we elected to implement this guidance with the one-year deferral and the adoption did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we have adopted the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis.

Business Combinations — In December 2007, the FASB issued new guidance on business combinations which requires an acquirer to recognize and measure the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exception. In addition, the new guidance requires that acquisition-related costs will be generally expensed as incurred and also expands the disclosure requirements for business combinations. The effective date of this new guidance is for years beginning after December 15, 2008 and we have adopted it on our consolidated financial statements, effective January 1, 2009. In addition, we have recorded as expense in the year ending December 31, 2009, and the six months ending December 31, 2008, $830,000 and $585,000, respectively of acquisition costs related to acquisitions in progress as part of the transition to the new guidance.

Noncontrolling Interests — In December 2007, the FASB issued new guidance establishing standards of accounting and reporting on non-controlling interests in consolidated financial statements. Also provided is guidance on accounting for changes in the parent’s ownership interest in a subsidiary, and standards of accounting for the deconsolidation of a subsidiary due to the loss of control. The effective date of this guidance is for fiscal years beginning after December 15, 2008. We have adopted the guidance on our consolidated financial statements, effective January 1, 2009. The implementation did not have a material impact on our consolidated financial statements.

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities — In March 2008, the FASB released new guidance which amends and expands previous disclosure requirements for derivative instruments and hedging activities and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance is effective for financial statements issued for fiscal periods beginning after November 15, 2008. We implemented the guidance on January 1, 2009. The implementation did not have a material impact on our consolidated financial statements.

Interim Fair Value Disclosures — In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments which requires that disclosures regarding the fair value of financial instruments be included in interim financial statements. This new guidance was effective for interim periods ending after June 15, 2009. We adopted this guidance for the period ending June 30, 2009.

Other-Than-Temporary Impairments — In April 2009, the FASB also issued released new guidance on presentation of other-than-temporary impairments which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments. This new guidance is effective for interim and annual periods ending after June 15, 2009. We implemented the guidance on July 1, 2009. The implementation did not have a material impact on our consolidated financial statements.

Accounting Standards Codification (Codification) — In June 2009, the FASB established the Codification as the source of authoritative generally accepted accounting principles recognized by the FASB. All existing accounting standards are superseded, aside from those issued by the SEC. All other accounting literature not included in the Codification is considered non-authoritative. We adopted the Codification as of September 30, 2009, which is reflected in our disclosures and references to accounting standards, with no impact to our financial position or results of operations.

Earnings Per Share — In September 2009, the FASB issued guidance that provided corrections to various parts of the Codification regarding EPS. The guidance is effective immediately upon being issued. The initial adoption of this guidance did not have an impact on the consolidated earnings or financial position of the Company as the update amended the reference between the Codification and pre-Codification references.

Subsequent Events — In May 2009, the FASB issued subsequent events guidance which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition it requires disclosure of the date through which the Company has evaluated subsequent events and whether it represents the date the financial statements were issued or were available to be issued. This guidance was effective for the Company on June 30, 2009. The adoption of the subsequent events guidance did not have a material effect on the Company’s financial position or results of operations.

Recently Issued

Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on consolidation of variable interest entities. The guidance will significantly affect various elements of consolidation under existing accounting standards, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary. This new guidance is effective for interim and annual periods beginning after November 15, 2009. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.

Fair Value Measurement Disclosures — In January 2010, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU No. 2010-06), which will update the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for Level 2 and Level 3 fair value measurements, transfers

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in and out of Levels 1 and 2, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 are effective for interim and annual periods beginning after December 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010. We do not expect the implementation of the guidance to have a material impact on our consolidated financial statements.

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

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gain on the sale of these assets is presented under the heading “Gain from disposal of operations”. The results of operations for the propane assets related to this sale have been reclassified as income from discontinued operations in the accompanying Statement of Income, and consist of the following:

Years Ended June 30
2007
(In thousands)

Operations — (Discontinued operations)
Operating revenues	$10,266
Propane purchased	6,906

Gross Margin	3,360
Operating expenses	2,104

Operating income	1,256
Other (income)	(51)

Income before interest and taxes	1,307
Interest expense	333

Income before income taxes	974
Income tax (expense)	(378)

Income from discontinued operations	596

Gain from disposal of operations	5,479
Income tax (expense)	(2,120)

Net Income	$3,955

The small Montana wholesale distribution of propane to our affiliated utility, which was formerly reported in Propane Operations, is now being reported in EWR.

3.	Acquisitions and Extraordinary Gain

On October 1, 2007, the Company completed the acquisition of Frontier Utilities, which operates a natural gas utility in and around Elkin, North Carolina through its subsidiary, Frontier Natural Gas. The purchase price was $4.5 million in cash, plus adjustment for taxes and working capital, resulting in a total purchase price of approximately $4.9 million. On December 1, 2007, the Company completed the acquisition of Penobscot Natural Gas for a purchase price of approximately $226,000, plus adjustment for working capital, resulting in a total purchase price of approximately $434,000. Penobscot Natural Gas is the parent company of Bangor Gas Company LLC, which operates a natural gas utility in and around Bangor, Maine.

The results of operations for Frontier Utilities and Penobscot Natural Gas have been included in the consolidated financial statements since the dates of acquisition.

Under ASC 805, Business Combinations (formerly FAS 141), the Company has recorded these stock acquisitions as if the net assets of the targets were acquired. For income tax purposes, the Company is permitted to “succeed” to the operations of the acquired companies, whereby the Company may continue to depreciate the assets at their historical tax cost bases. As a result, the Company may continue to depreciate approximately $82.0 million of capital assets using the useful lives and rates employed by both Frontier Utilities and Penobscot Natural Gas. This treatment results in a potential future federal and state income tax benefit of approximately $19.0 million over an estimated 24-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first 5 years following the acquisitions.

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following FASB ASC 740, Income Taxes, our balance sheet at December 31, 2008 reflects a gross deferred tax asset of approximately $19.0 million, offset by a valuation allowance of approximately $7.5 million, resulting in a net deferred tax asset associated with the acquisition of approximately $11.5 million.

The excess of the net deferred tax assets received in the transactions over the total purchase consideration has been reflected in fiscal 2008 as an extraordinary gain of approximately $6.8 million on the accompanying statement of income in accordance with the provisions of ASC 805, Business Combinations (formerly FAS 141).

During the year ended December 31, 2009, we conducted a study of the deferred tax asset and valuation allowance, and based on our updated earnings projections and more complete data from the seller’s tax returns, we determined that $2.8 million of the valuation allowance related to federal taxes is no longer needed but that the state portion should be increased by $400,000. Accordingly, we reduced the valuation allowance to approximately $5.1 million. In addition, we increased the gross deferred tax asset to $19.1 million. As a result, the net deferred tax asset increased to approximately $14.0 million at December 31, 2009. Included in the results of our Corporate and Other segment for the year ended December 31, 2009 is the income tax benefit of approximately $2.8 million related to the elimination of the federal portion of the valuation allowance. An income tax expense of $300,000 resulting from the increase in the state portion of the valuation allowance partially offset by the increase in the gross deferred tax asset is included in the results of the Natural Gas Operations segment.

On November 2, 2009, we completed the acquisition of a majority of the outstanding shares of Cut Bank Gas Company, a natural gas utility serving Cut Bank, Montana. Pursuant to a stock purchase agreement with the founders and controlling shareholders of Cut Bank Gas, we acquired 83.16% for a purchase price of $500,000 paid in shares of our common stock. We also offered to purchase the remaining shares of Cut Bank Gas from the shareholders that owned the other 16.84%, most of whom have tendered their shares. The acquisition increased our customers by approximately 1,500.

The acquisition of Cut Bank Gas Company is accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The assets acquired and liabilities assumed are not material to the financial position of the Company and the results of operations from Cut Bank Gas are not material to our Consolidated Statement of Income.

4.	Natural Gas Wells

In order to provide a stable source of natural gas for a portion of its requirements, EWR and EWD purchased ownership in two natural gas production properties and three gathering systems located in north central Montana. The purchases were made in May 2002 and March of 2003. The Company is depleting the cost of the gas properties using the units-of-production method. As of December 31, 2009, management of the Company estimated the net gas reserves at 2.3 Bcf (unaudited) and a $2,940,000 net present value after applying a 10% discount (unaudited), considering reserve estimates provided by an independent reservoir engineer. The net book value of the gas properties totals $1,746,982 and is included in the “Property, plant and equipment, net” in the accompanying consolidated financial statements.

Beginning in fiscal 2007, the Company engaged in a limited drilling program of developmental wells on these existing properties. As of December 31, 2008, this program was complete. Five wells had been drilled and were capitalized as part of the drilling program, with two wells finding production and being tied in to the gathering system. The reserves from these wells are included in the reserves listed above.

The wells are depleted based upon production at approximately 10% per year as of December 31, 2009. For the year ended December 31, 2009, EWR’s portion of the daily gas production was approximately 412 Mcf per day, or approximately 13.1% of EWR’s present volume requirements.

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2003, EWD acquired working interests in a group of producing natural gas properties consisting of 47 wells and a 75% ownership interest in a gathering system located in northern Montana.

For the year ended December 31, 2009, EWD’s portion of the daily gas production was approximately 162 Mcf per day, or approximately 5.1% of EWR’s present volume requirements.

EWR and EWD’s combined portion of the estimated daily gas production from the reserves is approximately 574 Mcf, or approximately 18.2% of our present volume requirements in our Montana market. The wells are operated by an independent third party operator who also has an ownership interest in the properties. In 2002 and 2003 the Company entered into agreements with the operator of the wells to purchase a portion of the operator’s share of production. The production of the gas reserves is not considered to be significant to the operations of the Company as defined by FASB ASC 932, Extractive Activities — Oil and Gas.

5.	Marketable Securities

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The following is a summary of available-for-sale securities at December 31, 2009 and 2008:

	December 31, 2009
	Investment	Unrealized	Estimated
	at Cost	Gains	Fair Value

Common Stock	$4,172,899	$238,272	$4,411,171

	December 31, 2008
	Investment	Unrealized	Estimated
	at Cost	Losses	Fair Value

Common Stock	$3,895,476	$(518,601)	$3,376,875

As of December 31, 2009 and 2008, unrealized gains on available-for-sale securities of $146,701 (net of $91,571 in taxes) and unrealized losses on available-for-sale securities of $319,147 (net of $199,454 in taxes) were included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. There were no unrealized gains or losses during the 12 months ended June 30, 2008 and 2007.

6.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Measuring fair value requires the use of market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, corroborated by market data, or generally unobservable. Valuation techniques are required to maximize the use of observable inputs and minimize the use of unobservable inputs. Our management believes that we are not exposed to significant interest or credit risk from these financial instruments.

Valuation Hierarchy

A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	December 31, 2009
	Level I	Level 2	Level 3	TOTAL

Available-for-sale securities	4,411,171	—	—	4,411,171

	December 31, 2008
	Level I	Level 2	Level 3	TOTAL

Available-for-sale securities	3,376,875	—	—	3,376,875

	3,376,875	—	—	3,376,875

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Gas transmission and distribution facilities	$56,346,112	$49,359,031
Land	164,903	155,252
Buildings and leasehold improvements	2,967,108	2,945,258
Transportation equipment	1,985,805	1,622,798
Computer equipment	3,165,260	3,164,821
Other equipment	3,984,996	2,209,783
Construction work-in-progress	2,639,507	2,494,646
Producing natural gas properties	3,911,404	5,009,232

	75,165,095	66,960,821
Accumulated depreciation, depletion, and amortization	(33,961,427)	(32,056,379)
Total	$41,203,668	$34,904,442

Property, plant and equipment includes contributions in aid of construction of $1,677,549 and $1,418,460, at December 31, 2009 and 2008, respectively.

8.	Deferred Charges

Deferred charges consist of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Regulatory asset for property tax	$1,247,993	$1,554,244
Regulatory asset for income taxes	452,646	452,646
Regulatory assets for deferred environmental remediation costs	22,042	114,960
Rate case costs	15,448	18,538
Unamortized debt issue costs	356,339	417,768

Total	$2,094,468	$2,558,156

Regulatory assets will be recovered over a period of approximately seven to twenty years.

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The regulatory asset for property tax is recovered in rates over a ten-year period starting January 1, 2004. The income taxes and environmental remediation costs earn a return equal to that of the Company’s rate base. No other assets listed above earn a return or are recovered in the rate structure.

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Property tax settlement — current portion	$242,120	$235,772
Payable to employee benefit plans	81,045	57,617
Accrued vacation	55,416	464,153
Customer deposits	521,535	501,248
Accrued interest	31,900	4,897
Accrued taxes other than income	640,801	457,084
Deferred payments from levelized billing	2,176,671	2,075,860
Other regulatory liabilities	59,996	—
Other	785,399	1,150,817

Total	$4,594,883	$4,947,448

10.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Asset retirement obligation	$787,233	$746,199
Customer advances for construction	800,250	824,955
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	131,443	—
Long-term notes payable	3,416	—
Property tax settlement	486,008	729,008

Total	$2,291,511	$2,383,323

11.	Credit Facilities and Long-Term Debt

On June 29, 2007, the Company replaced its existing credit facility and long-term notes with a new $20,000,000 revolving credit facility with Bank of America and $13,000,000 of 6.16% Senior unsecured notes. The prior Bank of America credit facility had been secured, on an equal and ratable basis with our previously outstanding long-term debt, by substantially all of our assets.

Bank of America Line of Credit The new credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by the Company.

For the year ended December 31, 2009, the weighted average interest rate on the facility was 3.25% .

$13,000,000 6.16% Senior Unsecured Notes — On June 29, 2007, the Company authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes — the Series 1997 Notes, the Series 1993 Notes, and the

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series 1992B Industrial Development Revenue Obligations. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $463,000 in new debt issue costs to be amortized over the life of the note using the effective interest method.

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

Debt Covenants — The Company’s 6.16% Senior Unsecured Note and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At December 31, 2009, the Company believes it was in compliance with the financial covenants under its debt agreements.

12.	Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. Total contributions to the 401k Plan for the year ended December 31, 2009, the six months ended December 31, 2008, and the years ended June 30, 2008 and 2007 were $175,940, $170,766, $130,107 and $132,131, respectively.

The Company makes matching contributions in the form of Company stock equal to 10% of each participant’s elective deferrals in our 401k Plan. The Company contributed shares of our stock valued at $29,770, $24,735, and $21,690 in the years ended December 31, 2009, June 30, 2008 and 2007, respectively. The Company contributed

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our stock valued at $17,493 during the six months ended December 31, 2008. In addition, a portion of our 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most of our employees. The ESOP receives contributions of our common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of our common stock. The Company made no contributions for the year ended December 31, 2009, the six months ended December 31, 2008, or the fiscal years ended June 30, 2008 and 2007.

The Company has sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, our Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. During fiscal 2006, the Company discontinued contributions and is no longer required to fund the Retiree Health Plan. As of December 31, 2009, the value of plan assets is $273,181. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

13.	Income Taxes

Significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009		2008
	Current	Long-Term	Current	Long-Term

Deferred tax asset:
Allowances for doubtful accounts	$84,150	$—	$79,323	$—
Unamortized investment tax credit	—	—	—	(17,502)
Contributions in aid of construction	—	635,484	—	334,460
Property, plant, and equipment	—	8,652,601	—	8,858,733
Other nondeductible accruals	38,071	37,153	203,893	26,265
Recoverable purchase gas costs	487,653	—	—	—
Derivatives	—	—	31,561	—
Deferred incentive and pension accrual	—	—	—	4,147
Unrealized (loss) gain on securities held for sale	(91,571)	—	199,454	—
Net operating loss (NOL) carryforwards		3,243,317		3,660,736
Other	291,452	995,952	10,383	972,409

Total	809,755	13,564,507	524,614	13,839,248
Deferred tax liabilities:
Recoverable purchase gas costs	246,819	—	418,575	—
Property tax liability	—	450,594	—	403,341
Covenant not to compete	—	113,545	—	36,010
Other	—	272,928	(119,914)	236,701

Total	246,819	837,067	298,661	676,052
Net deferred tax asset (liabilities)	562,936	12,727,440	225,953	13,163,196
Less valuation allowance	—	(5,176,470)	—	(7,469,886)

Net deferred tax asset (liabilities)	$562,936	$7,550,970	$225,953	$5,693,310

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense for the year ended December 31, 2009, the six months ended December 31, 2008 and the years ended June 30, 2008 and 2007 consists of the following:

	Year Ended	Six Months Ended	Years Ended,
	December 31,	December 31,	June 30,
	2009	2008	2008	2007

Current income taxes:
Federal	$2,218,263	$(120,435)	$1,058,405	$957,135
State	392,196	(39,303)	52,121	164,240

Total current income taxes	2,610,459	(159,738)	1,110,526	1,121,375

Deferred income taxes:
Federal	(2,100,967)	944,144	241,244	137,881
State	(461,188)	152,582	1,980	34,470

Total deferred income taxes	(2,562,155)	1,096,726	243,224	172,351

Total income taxes before credits	48,304	936,988	1,353,750	1,293,726
Investment tax credit, net	(21,062)	(10,531)	(21,062)	(21,062)

Total income tax expense	$27,242	$926,457	$1,332,688	$1,272,664

Income tax expense differs from the amount computed by applying the federal statutory rate to pre-tax income for the following reasons:

	Year Ended	Six Months Ended	Years Ended
	December 31,	December 31,	June 30,
	2009	2008	2008	2007

Tax expense at statutory rate of 34%	$2,327,565	$708,913	$1,578,981	$1,200,249
State income tax, net of federal tax benefit	314,906	92,993	179,835	154,620
Amortization of deferred investment tax credits	(21,062)	(10,531)	(21,062)	(21,062)
Decrease in valuation allowance	(2,781,334)	—	—	—
Other	187,167	135,082	(405,066)	(61,143)

Total	$27,242	$926,457	$1,332,688	$1,272,664

Income tax from discontinued operations was $0, $0, $0, and $2,499,875 during the year ended December 31, 2009, the six months ended December 31, 2008, and the fiscal years ended June 30, 2008 and 2007, respectively. Other taxes include true ups of prior year’s tax expense to the various tax returns.

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

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment:

Twelve Months Ended	Natural Gas		Pipeline	Corporate and
December 31, 2009	Operations	EWR	Operations	Other	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$59,301,564	$—	$—	$—	$(535,946)	$58,765,618
Marketing and wholesale	—	19,656,795	—	—	(7,417,889)	12,238,906
Pipeline operations	—	—	449,757	—	—	449,757

Total operating revenue	59,301,564	19,656,795	449,757	—	(7,953,835)	71,454,281

Gas purchased	37,587,798	—	—	—	(535,946)	37,051,852
Gas and electric — wholesale	—	17,065,582	—	—	(7,417,889)	9,647,693
Distribution, general, and administrative	9,942,220	526,305	85,573	7,971	—	10,562,069
Maintenance	654,281	641	11,555	—	—	666,477
Depreciation and amortization	1,865,941	290,872	55,740	—	—	2,212,553
Taxes other than income	2,200,487	26,112	23,699	—	—	2,250,298

Operating expenses	52,250,727	17,909,512	176,567	7,971	(7,953,835)	62,390,942

Operating income	7,050,837	1,747,283	273,190	(7,971)	—	9,063,339
Other income (expense)	254,326	(686,771)	—	(543,889)	—	(976,334)
Interest (expense)	(1,134,858)	(89,151)	(16,841)	(376)	—	(1,241,226)

Income (loss) from continuing operations before income taxes	6,170,305	971,361	256,349	(552,236)	—	6,845,779
Income taxes (expense)	(2,281,053)	(413,017)	(100,115)	2,766,943	—	(27,242)

Net income	$3,889,252	$558,344	$156,234	$2,214,707	$—	$6,818,537

Capital expenditures and natural gas properties	$8,648,035	$191,608	$—	$14,367	$—	$8,854,010
Total assets	$62,452,569	$6,589,065	$725,538	$36,401,142	$(27,542,632)	$78,625,682
Equity Method investments	$—	$784,363	$—	$—	$—	$784,363
Goodwill	$1,056,771	—	—	—	—	$1,056,771

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended	Natural Gas		Pipeline	Corporate and
December 31, 2008	Operations	EWR	Operations	Other	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$29,158,035	$—	$—	$—	$(317,912)	$28,840,123
Marketing and wholesale	—	14,623,793	—	—	(4,932,233)	9,691,560
Pipeline operations	—	—	226,157	—	—	226,157

Total operating revenue	29,158,035	14,623,793	226,157	—	(5,250,145)	38,757,840

Gas purchased	19,777,820	—	—	—	(317,912)	19,459,908
Gas and electric — wholesale	—	12,702,580	—	—	(4,932,233)	7,770,347
Distribution, general, and administrative	5,460,205	205,087	52,114	—	—	5,717,406
Maintenance	317,112	40	2,646	—	—	319,798
Depreciation and amortization	841,405	152,767	29,209	—	—	1,023,381
Taxes other than income	1,260,475	11,155	12,927	—	—	1,284,557

Operating expenses	27,657,017	13,071,629	96,896	—	(5,250,145)	35,575,397

Operating income	1,501,018	1,552,164	129,261	—	—	3,182,443
Other income	160,326	(36,516)	94	(544,253)	—	(420,349)
Interest (expense)	(584,484)	(83,300)	(9,272)	—	—	(677,056)

Income from continuing operations before income taxes	1,076,860	1,432,348	120,083	(544,253)	—	2,085,038
Income taxes (expense)	(518,933)	(550,701)	(45,943)	189,120	—	(926,457)

Net income	$557,927	$881,647	$74,140	$(355,133)	$—	$1,158,581

Capital expenditures and natural gas properties	$4,465,480	$68,700	$—	$—	$—	$4,534,180
Total assets	$59,748,521	$7,819,863	$717,977	$28,468,131	$(20,935,527)	$75,818,965
Equity Method investments	$—	$1,081,423	$—	$—	$—	$1,081,423

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Natural Gas		Pipeline	Corporate and
Year Ended June 30, 2008	Operations	EWR	Operations	Other	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$60,093,090	$—	$—	$—	$(754,094)	$59,338,996
Marketing and wholesale	—	29,395,960	—	—	(12,271,879)	17,124,081
Pipeline operations	—	—	370,171	—	—	370,171

Total operating revenue	60,093,090	29,395,960	370,171	—	(13,025,973)	76,833,248

Gas purchased	42,091,491	—	—	—	(754,094)	41,337,397
Gas and electric — wholesale	—	27,105,232	—	—	(12,271,879)	14,833,353
Distribution, general, and administrative	9,710,294	370,374	140,087	441,123	—	10,661,878
Maintenance	641,211	1,094	8,248	—	—	650,553
Depreciation and amortization	1,566,359	242,551	56,384	—	—	1,865,294
Taxes other than income	2,035,403	16,704	28,037	—	—	2,080,144

Operating expenses	56,044,758	27,735,955	232,756	441,123	(13,025,973)	71,428,619

Operating income	4,048,332	1,660,005	137,415	(441,123)	—	5,404,629
Other income	245,487	578	17	69,697	—	315,779
Interest (expense)	(933,655)	(124,827)	(17,863)	—	—	(1,076,345)

Income from continuing operations before income taxes	3,360,164	1,535,756	119,569	(371,426)	—	4,644,063
Income taxes (expense)	(1,091,105)	(343,646)	(40,007)	142,070	—	(1,332,688)

Net income before extraordinary item	2,269,059	1,192,110	79,562	(229,356)	—	3,311,375
Extraordinary gain	—	—	—	6,819,182	—	6,819,182

Net income	$2,269,059	$1,192,110	$79,562	$6,589,826	$—	$10,130,557

Capital expenditures and natural gas properties	$3,578,307	$250,091	$41,434	$—	$—	$3,869,832
Total assets	$49,414,217	$7,486,996	$988,318	$25,713,911	$(25,226,352)	$58,377,090
Equity Method Investments	$—	$1,118,264	$—	$—	$—	$1,118,264

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Natural Gas		Pipeline	Discontinued
Year Ended June 30, 2007	Operations	EWR	Operations	Operations	Eliminations	Consolidated

Operating revenue:
Natural gas operations	$47,074,560	$—	$—	$—	$(635,054)	$46,439,506
Marketing and wholesale	—	22,466,030	—	—	(9,920,671)	12,545,359
Pipeline operations	—	—	388,175	—	—	388,175

Total operating revenue	47,074,560	22,466,030	388,175	—	(10,555,725)	59,373,040

Gas purchased	34,177,047	—	—	—	(635,054)	33,541,993
Gas and electric — wholesale	—	20,185,304	—	—	(9,920,671)	10,264,633
Distribution, general, and administrative	5,676,195	315,279	206,055	—	—	6,197,529
Maintenance	563,912	297	2,474	—	—	566,683
Depreciation and amortization	1,414,003	222,110	56,373	—	—	1,692,486
Taxes other than income	1,652,661	20,529	23,746	—	—	1,696,936

Operating expenses	43,483,818	20,743,519	288,648	—	(10,555,725)	53,960,260

Operating income	3,590,742	1,722,511	99,527	—	—	5,412,780
Other income	228,515	1,592	11,412	—	—	241,519
Interest (expense)	(1,896,650)	(185,365)	(42,140)	—	—	(2,124,155)

Income from continuing operations before income taxes	1,922,607	1,538,738	68,799	—	—	3,530,144
Income taxes (expense)	(653,130)	(593,078)	(26,456)	—	—	(1,272,664)

Income from continuing operations	1,269,477	945,660	42,343	—	—	2,257,480
Discontinued operations:
Gain from disposal of operations	—	—	—	5,479,166	—	5,479,166
Income from discontinued operations	—	—	—	975,484	—	975,484
Income tax (expense)	—	—	—	(2,499,875)	—	(2,499,875)

Income from discontinued operations	—	—	—	3,954,775	—	3,954,775
Net income	$1,269,477	$945,660	$42,343	$3,954,775	$—	$6,212,255

Capital expenditures and natural gas properties	$2,024,443	$361,379	$21,088	$—	$—	$2,406,910
Total assets	$38,260,280	$5,882,390	$1,003,145	$—	$6,436,001	$51,581,816
Equity Method Investments	$—	$—	$—	$—	$—	$—

15.	Stockholders’ Equity

Our common stock trades on the NYSE Amex Equities (formerly known as the American Stock Exchange) under the symbol “EGAS.” On February 1, 2008, the Board of Directors authorized a 3-for-2 stock split of the company’s $0.15 par value common stock. As a result of the split, 1,437,744 additional shares were issued, and additional paid-in capital was reduced by $215,619. All references in the accompanying financial statements to the

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of common shares and per-share amounts for fiscal 2008 and 2007 have been restated to reflect the stock split.

Purchases of Equity Securities by Our Company

				Maximum Number of
			Total Number of	Shares That May Yet
			Shares Purchased as	be Purchased Under
	Total Shares	Average Price Paid	Part of Publicly	the Stock
Period	Purchased	per share	Announced Plans	Repurchase Plan

May 30, 2007 — June 30, 2007	219,522	$10.00	219,522
July 1, 2007 — June 30, 2008	16,780	$9.50	16,780
July 1, 2008 — December 31, 2008	53,416	$7.60	53,416

	289,718		289,718	158,782

All shares adjusted for 3-for-2 stock split effectuated February 1, 2008.

On February 13, 2007, our Board of Directors approved a stock repurchase plan whereby the Company intends to buy back up to 448,500 shares of the Company’s common stock. We began this stock buyback on May 30, 2007. The stock repurchases included 217,500 shares from Mr. Mark Grossi, one of our directors. During the six months ended December 31, 2008, we repurchased 53,416 shares of common stock. During the year ended December 31, 2009, these shares were reissued for the purchase of Cut Bank Gas.

2002 Stock Option Plan — The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 shares of our common stock to be issued to certain key employees. As of December 31, 2009, there are 44,500 options outstanding and the maximum number of shares available for future grants under this plan is 48,500 shares. Additionally, our 1992 Stock Option Plan (the “1992 Option Plan”), which expired in September 2002, provided for the issuance of up to 100,000 shares of our common stock pursuant to options issuable to certain key employees. Under the 2002 Option Plan and the 1992 Option Plan (collectively, “the Option Plans”), the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 100% of the fair market value if the employee owns more than 10% of our outstanding common stock). Pursuant to the Option Plans, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance. When the 1992 Option Plan expired in September 2002, 12,600 shares remained unissued and were no longer available for issuance.

During fiscal year 2008, 54,375 stock options were exercised in a noncash transaction for the exercise price of $333,988. As part of the transaction, 37,500 shares were canceled and returned to authorized/unissued stock at a value of $374,499. These shares were accepted by the Company as total payment of the exercise price and the employee’s share of related payroll taxes.

Stock Option Disclosures — The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. See Note 1 for the related pro forma disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing.

A summary of the status of our stock option plans as of December 31, 2009 and 2008, and June 30, 2008 and 2007, and changes during the six months and years ended on these dates is presented below.

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding July 1, 2006	218,250	$5.56
Granted	45,000	$7.03
Exercised	(93,750)	$5.47
Expired	(4,500)	$—

Outstanding June 30, 2007	165,000	$5.98
Granted	30,000	$6.59
Exercised	(109,500)	$3.82
Expired	(66,000)	$—

Outstanding June 30, 2008	19,500	$9.10
Granted	10,000	$7.10
Exercised	—	$—
Expired	—	$—

Outstanding December 31, 2008	29,500	$9.10
Granted	15,000	$8.71
Exercised	—	$—
Expired	—	$—

Outstanding December 31, 2009	44,500	$8.52	$79,190

Exerciseable December 31, 2009	23,750	$9.14	$27,550

The weighted average fair value of options granted during the year ended December 31, 2009, six months ended December 31, 2008 and years ended June 30, 2008 and 2007 was $2.50, $2.52, $2.33, and $2.50, respectively. At December 31, 2009, there was $40,356 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a period of three years.

The following information applies to options outstanding at December 31, 2009:

				Weighted
				Average
			Weighted	Remaining		Weighted
			Average	Contractual		Average
	Exercise	Number	Exercise	Life	Number	Exercise
Grant Date	Price	Outstanding	Price	(Years)	Exercisable	Price

1/6/2006	$6.35	4,500	$6.35	1.01	—	$6.35
12/1/2007	$9.93	15,000	$9.93	0.08	15,000	$9.93
12/1/2008	$7.10	10,000	$7.10	8.92	5,000	$7.10
6/3/2009	$8.44	5,000	$8.44	4.42	1,250	$8.44
12/1/2009	$8.85	10,000	$8.85	9.92	2,500	$8.85

		44,500			23,750

For the year ended December 31, 2009, the six months ended December 31, 2008, and the years ended June 30, 2008 and 2007, all stock options granted have an exercise price equal to the fair market value of the Company’s stock at the date of grant.

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commitments — In 2000, the Company entered into a ten year transportation agreement with Northwestern Energy that fixed the cost of pipeline and storage capacity. Based on original contract prices, the minimum obligation under this agreement at December 31, 2009 was $1,064,724 for the year ending December 31, 2010.

The Company’s operating unit, Bangor Gas Company, LLC entered into an agreement with Maritimes and Northeast Pipeline for the transportation and storage of natural gas. Future obligations due to Maritimes and Northeast Pipeline consist of the following:

Year ending December 31:
2010	500,874
2011	500,874
2012	500,874
2013	500,874
2014	500,874
Thereafter	1,592,474

Total	$4,096,844

The Company also guarantees the gas supply obligations of its subsidiaries for up to $7.0 million of amounts purchased.

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

The Company and its consultants continue to work with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve them. Although the MDEQ has not established guidance to attain a

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technical waiver, the U.S. Environmental Protection Agency (“EPA”) has developed such guidance. The EPA guidance lists factors which render remediations technically impracticable. The Company has filed a request for a waiver respecting compliance with certain standards with the MDEQ. As of December, 31, 2009 there has been no action on our waiver request by the MDEQ.

At December 31, 2009, we had incurred cumulative costs of approximately $2.1 million in connection with our evaluation and remediation of the site. On May 30, 1995, we received an order from the Montana Public Service Commission (“MPSC”) allowing for recovery of the costs associated with the evaluation and remediation of the site through a surcharge on customer bills. As of December 31, 2009, we had recovered approximately $2.1 million through such surcharges. As of December 31, 2009, the cost remaining to be recovered through the on-going rate is $22,000.

We are required to file with the MPSC every two years for approval to continue the recovery of these costs through a surcharge. During fiscal 2007, the MPSC approved the continuation of the recovery of these costs with its order dated May 15, 2007. During fiscal 2007, the MPSC approved the continuation of the recovery of these costs with its order dated May 15, 2007. Pursuant to this order, we filed an application with the MPSC on June 30, 2009 for continued recovery of these costs. On February 2, 2010 the MPSC issued its order granting recovery through February 28, 2010, at which time the recovery will be complete and the recovery surcharge extinguished.

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

On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (“Shelby”) alleges a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. The parties each filed cross motions for summary judgment. The court heard oral arguments for the pending motions on July 24, 2009. On September 9, 2009, the court ruled that Shelby Gas Association can proceed with their case for damages. The court also ruled that we can seek a setoff against any damages awarded to Shelby in an amount equal to the damages the Company has suffered as a result of Shelby’s alleged breach of contract. On March 24, 2010, the judge handling the case granted the Company’s motions in limine regarding various aspects of damages which Shelby was seeking, including disallowance of attorneys’ fees, punitive damages and certain consequential damages. A trial has been set for April 2010. The Company continues to believe that this lawsuit is without merit and is vigorously defending itself.

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

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — The Company leases certain properties including land, office buildings, and other equipment under non-cancelable operating leases. The future minimum lease payments on these leases are as follows:

Year ended:
December 31, 2010	229,083
December 31, 2011	144,675
December 31, 2012	89,926
December 31, 2013	85,947
December 31, 2014	85,151
Thereafter	122,681

$757,463

Lease expense from continuing operations resulting from operating leases for the year ended December 31, 2009, the six months ended December 31, 2008 and the years ended June 30, 2008 and 2007 totaled $238,869, $149,563, $233,947 and $90,624, respectively.

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

The Company accounts for certain of such purchases or sale agreements in accordance with ASC 815, Derivatives and Hedging. Such contracts are reflected in our financial statements as derivative assets or derivative liabilities and valued at “fair value,” determined as of the date of the balance sheet. Fair value accounting treatment is also referred to as “mark-to-market” accounting. Mark-to-market accounting results in disparities between reported earnings and realized cash flow, because changes in the derivative values are reported in our Consolidated Statement of Income as an increase or (decrease) in “Revenues — Gas and Electric — Wholesale” without regard to whether any cash payments have been made between the parties to the contract. If such contracts are held to maturity, the cash flow from the contracts and their hedges are realized over the life of the contracts. ASC 815 requires that contracts for purchase or sale at fixed prices and volumes must be valued at fair value (under mark-to-market accounting) unless the contracts qualify for treatment as a “normal purchase or normal sale.”

Quoted market prices for natural gas derivative contracts of the Company and its subsidiaries are generally not available. Therefore, to determine the fair value of natural gas derivative contracts, the Company uses internally developed valuation models that incorporate independently available current and forecasted pricing information.

As of December 31, 2009, all of the Company’s contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or a normal sale.”

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Event

Other than the item mentioned below, no significant events have occurred subsequent to the Company’s year end. Subsequent events have been evaluated through the date these financial statements were issued.

Acquisition of Ohio Gas Utilities by Mergers — As previously reported in our Form 8-K filed on January 11, 2010 with the SEC, on January 5, 2010 we completed the acquisition of Lightning Pipeline Company, Inc. (“Lightning Pipeline”), Great Plains Natural Gas Company (“Great Plains”), Brainard Gas Corp. (“BGC”) and Great Plains Land Development Co., LTD. (“GPL,” and collectively with Lightning Pipeline, Great Plains and BGC, the “Ohio Companies” and each an “Ohio Company”). Lightning Pipeline is the parent company of Orwell Natural Gas Company (“Orwell”) and Great Plains is the parent company of Northeast Ohio Natural Gas Corp. (“NEO”). Orwell, NEO and BGC are natural gas distribution companies that serve approximately 23,131 customers in Northeastern Ohio and Western Pennsylvania. The acquisition increased the Company’s customers by more than 50%. GPL is a real estate holding company whose primary asset is real estate that is leased to NEO.

Merger Agreements — As previously reported in our Form 8-K filed on July 2, 2009 with the SEC, Energy West, Incorporated, now a wholly-owned subsidiary of the Company (“Energy West”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) on June 29, 2009 with Richard M. Osborne, as Trustee of the Richard M. Osborne Trust (the “RMO Trust”), Rebecca Howell, Stephen M. Rigo, Marty Whelan, and Thomas J. Smith (Messrs. Osborne, Rigo, Whelan and Smith and Ms. Howell are hereinafter collectively referred to as “Shareholders”), Lightning Pipeline, Great Plains, BGC and three to-be-formed wholly-owned Ohio subsidiary corporations of Energy West. On June 29, 2009, Energy West also entered into an Agreement and Plan of Merger (together with the Merger Agreement, the “Merger Agreements”) with GPL, the RMO Trust and a fourth to-be-formed Ohio acquisition subsidiary (each acquisition subsidiary hereinafter referred to as an “Acquisition Sub” and collectively, as the “Acquisition Subs”) of Energy West. Mr. Osborne is our chairman of the board and chief executive officer, Mr. Smith is a director and our chief financial officer, and Ms. Howell is our corporate secretary. As previously reported in our Form 8-K filed on August 4, 2009 with the SEC, we completed on August 3, 2009 a reorganization to implement a holding company structure. The Company, as the new holding company, became the successor issuer to Energy West, and Energy West assigned its rights under the Merger Agreements to the Company. Pursuant to the terms of the Merger Agreements, on January 5, 2010, four separate mergers occurred whereby an Acquisition Sub of Energy, Inc. merged with and into each Ohio Company. The Ohio Companies survived the mergers, becoming four separate wholly-owned subsidiaries of the Company. The transactions contemplated by the Merger Agreements are referred to herein as the “Merger Transaction.”

Merger Consideration — Issuance of Shares (unaudited) — The final aggregate purchase price for the Ohio Companies was $37.9 million, which consisted of approximately $20.8 million in debt of the Ohio Companies with the remainder of the purchase price paid in unregistered shares of common stock of the Company. In accordance with the Merger Agreements, on January 5, 2010, the shares of common stock of Lightning Pipeline, Great Plains and BGC and the membership units of GPL were converted into the right to receive unregistered shares of common stock of the Company (the “Shares”) in accordance with the following calculation:

The total number of Shares the Shareholders received equaled the total of $34,304,000 plus $3,565,339 (which was the number of additional active customers of the Ohio Companies in excess of 20,900 at closing (23,131-20,900=2,231) multiplied by $1,598.09), less $20,796,254 (which was the debt of the Ohio Companies at closing), divided by $10.

Based on this calculation, we issued 1,707,308 Shares in the aggregate. We issued Mr. Osborne, as trustee, 1,565,701 Shares, Mr. Smith 73,244 Shares and Ms. Howell 19,532 Shares. After the closing of the Merger Transaction on January 5, 2010, Mr. Osborne owns 2,487,972 Shares, or 41.0% of the Company Mr. Smith owns 86,744 Shares, or 1.4% of the Company and Ms. Howell owns 19,532 Shares, or less than 1% of the Company.

The acquisition of the Ohio Companies is being accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed based on their estimated fair values. For purposes of measuring the estimated fair value of the assets acquired and liabilities assumed as reflected in the unaudited pro forma results of operations, an independent appraisal firm conducted a valuation analysis as of date of acquisition, January 5, 2010. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (unaudited):

	Total
	Ohio		Lightning
	Companies	Great Plains	Pipeline	Brainard

Current assets	$11,628,876	$7,391,188	$4,093,241	$144,447
Property and equipment	29,530,636	18,290,612	10,818,923	421,101
Deferred Tax Assets	199,700	—	162,499	37,201
Other Noncurrent assets	152,585	1,000	140,002	11,583
Customer Relationships	685,000	640,000	45,000	—
Goodwill	12,717,024	8,894,601	3,765,673	56,750

Total assets acquired	54,913,821	35,217,401	19,025,338	671,082

Current liabilities	13,687,443	7,497,196	5,786,196	404,051
Asset Retirement Obligation	487,447	—	477,939	9,508
Deferred Tax Liability	2,869,592	1,405,340	1,393,119	71,133

Total liabilities assumed	17,044,482	8,902,536	7,657,254	484,692

Net assets acquired (unaudited):	$37,869,339	$26,314,865	$11,368,084	$186,390

Of the total purchase price, approximately $12.7 million has been allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not amortized, rather, the goodwill will be tested for impairment, at least annually, or more frequently if there is an indication of impairment. The goodwill resulting from this acquisition is not deductible for tax purposes.

Transaction costs related to the mergers totaled $871,634, and are recorded on our Consolidated Statement of Income within the other income (expense) line on the statement of income.

The following table summarizes unaudited pro forma results of operations (in thousands) for the years ended December 31, 2009 and 2008 as if the acquisitions had occurred on January 1, 2009 and January 1, 2008, respectively. The unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and the Ohio Companies for the years ended December 31, 2009 and 2008, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the Ohio Companies.

	Year Ended December 31,
	2009	2008
	(In thousands)

Revenues	$102,708	$125,643
Operating income	11,918	9,289
Net income	8,403	4,587
Earnings per share — basic	$1.400	$0.760
Earnings per share — diluted	$1.400	$0.760

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

The following is a discussion of the credit facilities and term loans being assumed in connection with our acquisition of the Ohio operations. This information is unaudited.

Citizens Bank Credit Facility (Unaudited)

In connection with our acquisition of our Ohio operations, NEO, Great Plains and GPL each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consists of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains and GPL respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Energy, Inc. guarantees each loan. Our chairman and chief executive officer, Richard M. Osborne, guarantees each loan both individually and as trustee of the RMO Trust, and Great Plains guarantees NEO’s revolving line of credit and term loan as well as GPL’s term note.

Long-term Debt — $10.3 million 5.00% Senior Secured Notes — NEO’s, Great Plains’ and GPL’s term loans with Citizens Bank are in the amounts of $7.8 million, $2.4 million and $823,000 respectively. Each term note has a maturity date of July 1, 2013 and bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 400 basis points with an interest rate floor of 5.00% per annum. Currently, the interest rate is 5.00% per annum. The term notes require monthly payments of approximately $63,000 in the aggregate.

Line of Credit — NEO’s revolving credit line with Citizens Bank has a maximum credit commitment of $2.1 million. The revolving line bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 400 basis points with an interest rate floor of 5.00% per annum. Currently, the interest rate is 5.00% per annum. The revolving line requires monthly interest payments with the principal due at maturity, November 30, 2010.

The Citizens Credit Facility requires Great Plains, GPL and NEO to maintain a debt service coverage ratio of at least 1.25 to 1.0 measured quarterly on a rolling four quarter basis. The Citizens Credit Facility also requires NEO, Great Plains and GPL to maintain a minimum net worth, on a combined basis, equal to the sum of $1,815,000 plus 100% of net income less the pro-rata share of any dividend paid to Energy, Inc., measured on a quarterly basis beginning with the quarter ended December 31, 2009. The Citizens Credit Facility allows NEO, Great Plains and GPL Ohio Companies a party thereto to pay dividends to Energy, Inc. if those entities’ combined net worth (as defined in the Citizens loan documents) after payment of any dividends would not be less than $1,815,000 on a consolidated basis as positively increased by 100% of net income as of the end of each fiscal quarter and fiscal year.

At December 31, 2009, $2.1 million has been borrowed under the revolving line of credit, $7.1 million under the NEO term loan, $2.4 million under the Great Plains term loan and $813,000 under the GPL term loan.

Huntington Credit Facility (unaudited)

On December 31, 2009, Orwell entered into an amended and restated short-term credit facility with The Huntington National Bank, N.A. (the “Huntington Credit Facility”). The Huntington Credit Facility amends and restates the previous credit facility that matured on November 30, 2009. The loan is secured by all of the assets of Orwell. The Huntington Credit Facility is guaranteed by Energy, Inc., Lightning Pipeline, Mr. Osborne individually and as Trustee of the RMO Trust, and certain entities owned and controlled by Mr. Osborne.

Long-term Debt — $4.6 Million Senior Secured Note — The Huntington Credit Facility includes a $4.6 million term note that bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The term note requires monthly payments of approximately $35,000 and matures on November 29, 2010.

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Line of Credit — The Huntington Credit Facility also includes a $1.5 million line of credit. The credit line bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The credit line requires monthly interest payments with the principal due at maturity, November 29, 2010.

The Huntington Credit Facility requires Orwell to maintain a fixed charge coverage ratio of at least 1 to 1 of EBITDA to the sum of (i) scheduled principal payments on debt and capital leases, plus (ii) interest expense, plus (iii) federal, state and local income tax expense, plus (iv) dividends and distributions, measured on a rolling four quarter basis. The Huntington Credit Facility allows Orwell to pay dividends to Energy, Inc. as long as the aggregate amount of all dividends, distributions, redemptions and repurchases in any fiscal year do not exceed 60% of net income (as defined in the Huntington Credit Facility) of Orwell for each fiscal year. At December 31, 2009, $1.5 million has been borrowed under the credit line and $4.3 million under the term note. The Huntington Credit Facility is also secured by a pledge of $3.0 million in market value of Energy, Inc. stock by the RMO Trust.

Combined Term Loans and Credit Facilities (unaudited)

The $14.7 million of borrowings at December 31, 2009, leaves our borrowing capacity at $5.3 million. Including the amounts related to the Ohio companies, we have $18.3 million of borrowings and borrowing capacity of $5.3 million.

The total amount outstanding under all of our long term debt obligations was approximately $13.0 million at December 31, 2009, with none being due within one year. Including the amounts related to the Ohio companies, the total amount is approximately $27.6 million, with approximately $5.1 million due within one year.

19.	Quarterly Information (Unaudited)

Quarterly results (unaudited) for the year ended December 31, 2009, the six months ended December 31, 2008 and the year ended June 30, 2008 are as follows (in thousands, except per share data):

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31,2009	2009	2009	2009	2009

Revenues	$31,334	$12,238	$8,326	$19,556
Gross margin	$7,774	$5,248	$4,190	$7,543
Operating income	$3,564	$1,523	$245	$3,731
Income (loss) before extraordinary items	$1,963	$686	$(172)	$4,342
Net income (loss)	$1,963	$686	$(172)	$4,342
Basic earnings (loss) before extraordinary items per common share	$0.46	$0.16	$(0.04)	$1.00
Basic earnings (loss) per common share — extraordinary gain	$0.00	$0.00	$0.00	$0.00

Basic earnings (loss) per common share — net income	$0.46	$0.16	$(0.04)	$1.00

Diluted earnings (loss) per share	$0.46	$0.16	$(0.04)	$1.00
Diluted earnings (loss) per share — extraordinary gain	$0.00	$0.00	$0.00	$0.00

Diluted earnings (loss) per share — net income	$0.46	$0.16	$(0.04)	$1.00

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters Ended
	September 30,	December 31,
Six Months Ended December 31, 2008	2008	2008

Revenues	$13,987	$24,771
Gross margin	$4,544	$6,984
Operating income	$711	$2,471
Income (loss) before extraordinary items	$386	$773
Extraordinary gain	$0	$0
Net income (loss)	$386	$773
Basic earnings (loss) before extraordinary items per common share	$0.09	$0.18
Basic earnings (loss) per common share — extraordinary gain	$0.00	$0.00

Basic earnings (loss) per common share — net income	$0.09	$0.18

Diluted earnings (loss) per share	$0.09	$0.18
Diluted earnings (loss) per share — extraordinary gain	$0.00	$0.00

Diluted earnings (loss) per share — net income	$0.09	$0.18

	For the Quarters Ended
	September 30,	December 31,	March 31,	June 30,
Year Ended June 30, 2008	2007	2007	2008	2008

Revenues	$6,951	$20,171	$30,878	$18,833
Gross margin	$2,675	$5,742	$7,639	$4,606
Operating income	$117	$1,620	$3,553	$114
Income (loss) before extraordinary items	$75	$1,049	$2,307	$(120)
Extraordinary gain	$0	$6,819	$0	$0
Net income (loss)	$75	$7,868	$2,307	$(120)
Basic earnings (loss) before extraordinary items per common share	$0.02	$0.24	$0.53	$(0.03)
Basic earnings (loss) per common share — extraordinary gain	$0.00	$1.59	$0.00	$0.00

Basic earnings (loss) per common share — net income	$0.02	$1.83	$0.53	$(0.03)

Diluted earnings (loss) per share	$0.02	$0.24	$0.53	$(0.03)
Diluted earnings (loss) per share — extraordinary gain	$0.00	$1.58	$0.00	$0.00

Diluted earnings (loss) per share — net income	$0.02	$1.83	$0.53	$(0.03)

Certain revenue items have been restated from prior published reports.

ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters Ended
	September 30,	December 31,	March 31,	June 30,
Year Ended June 30, 2007	2006	2006	2007	2007

Revenues	$8,456	$18,041	$21,516	$11,360
Gross margin	$3,200	$5,566	$6,935	$3,225
Operating income	$326	$2,121	$2,358	$606
Income (loss) before extraordinary items	$4	$1,113	$1,293	$(152)
Extraordinary gain	$(199)	$157	$636	$3,360
Net (loss) income	$(195)	$1,270	$1,929	$3,208
Basic earnings (loss) per common share — continuing operations	$0.00	$0.25	$0.29	$(0.03)
Basic (loss) earnings per common share — discontinued operations	$(0.05)	$0.04	$0.14	$0.76

Basic earnings (loss) per common share — net income	$(0.05)	$0.29	$0.43	$0.73

Diluted earnings (loss) per share — continuing operations	$0.00	$0.25	$0.28	$(0.03)
Diluted (loss) earnings per share — discontinued operations	$(0.04)	$0.04	$0.14	$0.75

Diluted (loss) earnings per share — net income	$(0.04)	$0.29	$0.42	$0.72

Certain revenue items have been restated from prior published reports.