Form 10-K/A
period 2009-12-31
Energy Inc.
filed 2010-04-30
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(406) 791-7500
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common, par value $.15 per share	NYSE Amex Equites
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

Explanation of Amendment
Energy, Inc. is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) filed with the Securities and Exchange Commission on March 31, 2010 for the purpose of including the following portions of the Energy, Inc.’s Annual Report that were incorporated by reference:

Item 10 — Directors, Executive Officers and Corporate Governance
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Item 14 — Principal Accountant Fees and Services
EX-31.1
EX-31.2
Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the March 31, 2010 filing of the

Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. Below are the names, ages, positions and certain other information concerning our current directors and executive officers:
Ian Abrams, 65, has been a director since February 2008. He has been president of Reserve Ventures, a private real estate investment company for industrial and vacant real estate since 1990. He has previously founded, developed and sold several successful business ventures, including a scrap iron and metal business and a transmode container business for the service, repair and trucking of containers. Mr. Abrams serves on the board of North Coast Community Homes, Inc., a non-profit company that develops and maintains housing for individuals with mental retardation and developmental disabilities. Mr. Abrams’ extensive experience founding and operating various companies provides a unique perspective to our board.
W. E. ‘Gene’ Argo, 68, has been a director since 2002. He retired in 2004 as the president and general manager of Midwest Energy, Inc., a gas and electric cooperative in Hays, Kansas, in which capacity he had served since 1992. Over the course of Mr. Argo’s long tenure on our board, he has developed a detailed knowledge and understanding of Energy, Inc. and he provides our board with continuity that contributes to our long term success. His past experience in energy and utility related industries also imparts insight into our industry.
Gregory J. Osborne, 31, has served as a director since September 2009. He has been president and chief operating officer of John D. Oil and Gas Company, a publicly-held oil and gas exploration company, since April 2006 and a director of John D. Oil and Gas since February 2006. From 2003 until joining John D. Oil and Gas, he was president of Great Plains Exploration LLC, an oil and gas exploration company acquired by us in January, 2010 based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell Natural Gas Company, a regulated gas public utility company operating in Ohio. He is a director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York, and a trustee of the Ohio Oil and Gas Association. He is the son of Richard Osborne, our chairman and chief executive officer. Gregory Osborne’s managerial experience and service on the board of various energy related companies provides our board with a wide range of industry specific knowledge.
Richard M. Osborne, 64, has been a director since 2003, chairman of the board since 2005 and chief executive officer since November 2007. He is the president and chief executive officer of OsAir, Inc., a company he founded in 1963, which operates as a property developer and manufacturer of industrial gases for pipeline delivery, and chairman of each of Northeast Ohio Natural Gas Corporation and Orwell Natural Gas

Company, natural gas distribution companies acquired by us in January 2010. Since 1998, Mr. Osborne has been chairman of the board, chief executive officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio. From 2006 to February 2009 he was a director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York and from September 2008 to January 2009 he was a director of PVF Capital Corp., a publicly held holding company for Park View Federal Savings Bank in Solon, Ohio. Richard Osborne’s background as chairman and chief executive officer of various public companies and many years of experience owning and managing companies in energy and utility related industries provides our board with invaluable management and operational direction as well as a unique insight in considering growth opportunities for the company.
Thomas J. Smith, 66, has served as a director since December 2003 and was appointed our vice president and chief financial officer in November 2007. He also served as our interim president from August 2007 to November 2007. From 1998 to 2006, he was the president, chief operating officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio, of which he remains a director. Since 2003, he has been president, treasurer, and secretary of Northeast Ohio Natural Gas Corporation, and since 2002 he has been president, treasurer and secretary of Orwell Natural Gas Company, natural gas distribution companies acquired by us in January 2010. He is also a director of Corning Natural Gas Corporation, a public utility company in Corning, New York and PVF Capital Corp., a publicly-held holding company for Park View Federal Savings Bank in Solon, Ohio. Mr. Smith’s financial and disclosure experience gained as the chief financial officer of publicly-held companies, including Energy, Inc., as well as his experience as a director of energy and utility related companies provides extensive specialized knowledge and expertise to our board.
James R. Smail, 63, has been a director since 2007. For the past thirty years, he has served as chairman of the board of J.R. Smail, Inc., an oil and gas production company he founded. He is also the chairman of the board and owner of The Monitor Bank of Big Prairie, Ohio, an Ohio state-chartered commercial bank and a director of National Bancshares Corporation, a publicly-held holding company for First National Bank in Orrville, Ohio. From June 2008 to February 2009 he was a director of Ohio Legacy Corp., a publicly-held holding company for Premier Bank & Trust, N.A. in North Canton, Ohio, and from 2007 to August 2009 he was a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio. Mr. Smail’s experience in finance and accounting gained as chairman and a director in the banking industry and his knowledge of compliance matters gained as a director of a public company are highly beneficial to our board.
Michael T. Victor, 48, has served as a director since December 2008. Since 2006, he has been the president of Lake Erie College, a private liberal arts college located in Painesville, Ohio. From 2002 through 2005, he served as dean of the Walker School of Business, Communication and Hotel, Restaurant and Institutional Management at Mercyhurst College, a private liberal arts college located in Erie, Pennsylvania. Mr. Victor also serves as a trustee of the Ohio Foundation of Independent Colleges and

Universities. Mr. Victor’s executive and managerial roles in academia enable him to add a unique perspective and insight to our board’s discussions.
Kevin J. Degenstein, 51, was appointed our president and chief operating officer in June 2008. Previously, he served as our senior vice president of operations since 2006. Prior to joining us, Mr. Degenstein was employed by EN Engineering, an engineering consulting firm, as vice president of distribution from 2002 until 2003 and vice president of technology from 2004 until 2006.
David C. Shipley, 49, has served as our vice president of eastern operations since May 2007. He also serves as president of our east coast companies in Maine and North Carolina. Prior to joining us, Mr. Shipley was employed by Nicor Gas, a natural gas utility in Illinois, from 1985 to 2007 serving in various management capacities including management and supervision of underground natural gas storage, construction and maintenance, customer service field operations, research and development, quality control, workload management, alliance development and procurement.
Jed D. Henthorne, 50, was appointed vice president of administration in 2006. He has been employed by us since 1988 and has served in professional and management capacities related to customer service, information technology and accounting.
Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. In 2009, Jed D. Henthorne, our vice president of administration, failed to timely file a Form 4 reporting a transfer out of our 401(k) plan and Kevin J. Degenstein, our president and chief operating officer, failed to timely file a Form 4 reporting a grant of stock options. Each report was subsequently filed. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met in the last fiscal year.
Code of Business Conduct and Ethics. Energy, Inc. has adopted a corporate code of business conduct that applies to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of business conduct fully complies with the requirements of the Sarbanes-Oxley Act of 2002. Specifically, the code is reasonably designed to deter wrongdoing and promote
•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships,

•	full, fair, accurate, timely and understandable disclosure in public reports,

•	compliance with applicable governmental laws, rules and regulations,

•	prompt internal reporting of code violations to an appropriate person identified in the code, and

•	accountability for adherence to the code.
A copy of the code is available on our website at www.ewst.com. Any amendments or waivers to the code that apply to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions will be promptly disclosed to our shareholders.
Audit Committee. Energy, Inc. has an audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Until Mark D. Grossi’s resignation in August 26, 2009, the committee was comprised of James E. Sprague, Mr. Grossi and Mr. Smail. Mr. Sprague resigned as a director and member of the audit committee on March 31, 2010. The committee is now comprised of Mr. Smail, the committee’s chairman, and Mr. Victor. The audit committee’s current composition satisfies the regulations of Nasdaq governing audit committee composition, including the requirement that all audit committee members be “independent directors” as defined in Nasdaq listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Smail is an “audit committee financial expert” under applicable SEC rules through his experience supervising the principal financial officer of The Monitor Bank of Big Prairie, Ohio and reviewing and assessing the performance of the Bank’s public accounting firm in his capacity as chairman of the board of the Bank. In addition, Mr. Smail is deemed to be “financially sophisticated” under applicable Nasdaq rules. The audit committee reviews and reassesses its charter at least annually and will obtain the approval of the board for any proposed changes to its charter.
ITEM 11. Executive Compensation.
Summary Compensation Table. The following table summarizes the compensation paid by us to our chairman and chief executive officer and our most highly compensated executive officers for the fiscal year ended December 31, 2009 (referred to below as “2009F”), the stub period from July 1, 2008 to December 31, 2008 (referred to below as “2008S”) and the fiscal year ended June 30, 2008 (referred to below as “2008F”).

				Option	All Other
Name and	Year	Salary	Bonus	Awards(1)	Compensation	Total
Principal Position		($)	($)	($)	($)	($)
Richard M. Osborne,	2009F	—	—	—	24,000	24,000
Chairman and Chief	2008S	—	—	—	12,000	12,000
Executive	2008F	—	—	—	24,000	24,000
Officer(2)

Kevin J. Degenstein,	2009F	186,550	57,330	22,800	6,796	257,009
President and Chief	2008S	92,021	25,000	25,200	5,661	128,982
Operating Officer	2008F	157,500	10,000	—	7,225	174,725

David C. Shipley,	2009F	136,350	30,000	—	5,758	172,108
Vice President of	2008S	67,000	32,500	—	11,849	111,349
Eastern	2008F	130,000	—	—	16,226	146,226
Operations(3)

(1)	Amounts represent the FASB ASC Topic 718 compensation expense recognized on outstanding stock option awards. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. The assumptions used in the model are included in footnotes to our audited financial statements for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.

(2)	Mr. Osborne does not receive compensation for service as our chairman and chief executive officer. “All other compensation” consists of fees paid to Mr. Osborne for service as a director.

(3)	Mr. Shipley was appointed as our vice president of eastern operations in May 2007. “All other compensation” includes $9,000 in 2008S and $10,500 in 2008F for relocation expenses.
Outstanding Equity Awards at December 31, 2009. The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Kevin J. Degenstein	5,000	5,000	7.10	12/01/2018	(1)
	2,500	7,500	8.85	12/01/2019	(2)

(1)	The option is exercisable as follows: 25% of the shares on 12/01/2008; 25% of the shares on 12/01/2009; 25% of the shares on 12/01/2010 and 25% of the shares on 12/01/2011.

(2)	The option is exercisable as follows: 25% of the shares on 12/01/2009; 25% of the shares of 12/01/2010; 25% of the shares on 12/01/2011 and 25% of the shares on 12/01/2012.
Employment and Separation Agreements.
Kevin J. Degenstein. On August 25, 2006, we entered into an employment agreement with Mr. Degenstein to serve as senior vice president of operations. On June 12, 2008, Mr. Degenstein was named president and chief operating officer. The term of Mr. Degenstein’s employment agreement commenced on September 18, 2006 and will continue until terminated as a result of Mr. Degenstein’s death or disability, by us for “cause” (as defined in the employment agreement), by us without “cause,” or by Mr. Degenstein, either with or without “good reason,” as defined in the employment agreement.
Mr. Degenstein is eligible to receive a base salary of $150,000 per year pursuant to his employment agreement, subject to increase at the discretion of the board. For the fiscal year 2009, the compensation committee of the board agreed to increase Mr. Degenstein’s annual salary to $182,000 as a result of Mr. Degenstein’s performance and his promotion to president and chief operating officer. The compensation committee also determined that Mr. Degenstein will be eligible to receive a bonus of up to 50% of his annual salary depending on the company’s net income, subject to modification upon the recommendation of our chief executive officer with the approval of the compensation committee or the entire board.
Mr. Degenstein is eligible to receive option grants under our stock option plans and to participate in all other savings, retirement, and welfare plans that are applicable generally to our employees and senior executive officers. The compensation committee has approved the award to Mr. Degenstein of options to purchase 10,000 shares of our common stock in each of 2008, 2009, and 2010, with each individual option grant to be approved by the committee on the date of grant. Mr. Degenstein is also entitled to receive vacation and fringe benefits in accordance with our plans, practices, programs, and policies.
Upon termination of employment for any reason, we will pay Mr. Degenstein a lump sum of cash equal to his unpaid salary through the date of termination plus accrued but unpaid vacation pay. In addition, we will provide benefit continuation or conversion rights, as provided under our benefit plans, and vested benefits under our benefit plans. If the employment agreement is terminated by us without cause or terminated by Mr. Degenstein for “good reason” (if we change his title, materially reduce his duties or authority, assign duties inconsistent with his duties, or require him to relocate from the Great Falls area), Mr. Degenstein will be entitled to severance compensation equal to his annual base salary payable monthly for 12 months following the date of termination. Payment of these severance benefits is expressly conditioned upon receipt by the company of an enforceable waiver and release from Mr. Degenstein in a form reasonably satisfactory to the company.
The employment agreement also includes provisions that (1) prohibit Mr. Degenstein from disclosing our confidential information, (2) require him to avoid conflicts of interest and disclose to the board any facts that might involve a conflict of interest with the company, and (3) prohibit him from soliciting employees, customers, or clients of the company during the term of the agreement and for a period of two years following the termination of the agreement.
David C. Shipley. On April 13, 2007, we entered into an employment agreement with Mr. Shipley to serve as our vice president of eastern operations. The term of Mr. Shipley’s employment began on May 18, 2007 and will continue until terminated as a result of Mr. Shipley’s death or disability, by us for “cause” (as defined in the employment agreement), by us without “cause,” or by Mr. Shipley, either with or without “good reason,” as defined below.
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
Mr. Shipley is eligible to receive option grants under our stock option plans and to participate in all other savings, retirement, and welfare plans that are applicable generally to our employees and senior executive officers. Mr. Shipley is also entitled to receive vacation and fringe benefits in accordance with our plans, practices, programs and policies.

Upon termination of employment for any reason, we will pay Mr. Shipley a lump sum of cash equal to his unpaid salary through the date of termination plus accrued but unpaid vacation pay. In addition, we will provide benefit continuation or conversion rights, as provided under our benefit plans, and vested benefits under our benefit plans. If the employment agreement is terminated by us without cause or terminated by Mr. Shipley for “good reason” (if the company diminishes his title, materially reduces his duties or authority, assigns duties inconsistent with his duties, requires him to report internally other than to the president or chief executive officer, or requires him to relocate from the North Carolina area), Mr. Shipley will be entitled to severance compensation equal to his annual base salary payable monthly for 12 months following the date of termination, medical benefits at active employee rates for 12 months following the date of termination and up to $10,000 for outplacement services. If such termination occurs within 24 months of the commencement of Mr. Shipley’s employment, we will reimburse Mr. Shipley for moving expenses incurred during the six month period following termination up to a maximum of $20,000. Payment of these severance benefits is expressly conditioned upon receipt by the company of an enforceable waiver and release from Mr. Shipley in a form reasonably satisfactory to the company.
The employment agreement also includes provisions that (1) prohibit Mr. Shipley from disclosing our confidential information, (2) require him to avoid conflicts of interest and disclose to the board any facts that might involve a conflict of interest with the company, and (3) prohibit him from soliciting employees, customers, or clients of the company during the term of the agreement and for a period of two years following the termination of Mr. Shipley’s employment for any reason.
None of the other current executive officers in our summary compensation table have employment, termination or change in control agreements.
Long-Term Incentives. Long-term incentives are awarded in an effort to
•	keep our executive officers aligned with the long-term objectives of Energy, Inc., and
•	attract and retain executive officers of outstanding ability.
We believe that long-term incentives should be awarded only with the achievement of specific goals and, accordingly, are used sparingly. We have adopted the 2002 Stock Option Plan, which allows for the issuance of incentive and non-statutory stock options. The compensation committee, in consultation with executive management, is charged with designating those persons to whom options are to be granted and determining the terms of the option grant.
All grants of options under the 2002 Stock Option Plan have been made with an exercise price equal to the closing price on the day before the grant or the day of grant, and the options vest ratably over various periods. Options to purchase 10,000 shares of our common stock were granted in the last year under the plan to Mr. Degenstein. For additional information regarding our long-term incentive plans, see “Equity Compensation Plan Information.”
Benefit Plans.
401(k) Plan. We maintain a tax-qualified profit sharing plan under Section 401(k) of the Internal Revenue Code that covers substantially all of our employees. The plan generally provides for voluntary employee pre-tax contributions of employee compensation, a profit sharing contribution of 3% allocated to each employee based on compensation and a discretionary profit sharing contribution of up to 7% of employee compensation. Profit sharing contributions are approved by our board of directors. The plan also provides a company matching contribution in the form of shares of our common stock equal to 10% of each employee’s elective deferrals in the plan. In the last fiscal year, we made total profit sharing contributions of $175,940 and contributed shares of our common stock valued at $29,770.
Employee Stock Ownership Plan. We maintain an Employee Stock Ownership Plan (ESOP) that covers substantially all of our employees. The ESOP receives contributions of our common stock from Energy, Inc. each year as determined by our board of directors. The contribution, if any, is recorded based on the current market price of our common stock. We did not make any contributions to the ESOP in the last fiscal year.

Retiree Health Plan. We sponsored a defined post-retirement health benefit plan providing health and life insurance benefits to eligible retirees. The plan pays eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The 25% in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA trust account. In 2006, we discontinued contributions to the plan and are no longer required to fund the plan. As of December 31, 2009, the value of the plan assets was $273,181. The assets remaining in the VEBA trust account will be used to fund the plan until these assets are exhausted.
Dividend Reinvestment Policy. We have a policy that provides for any employee who owns shares of our common stock in our 401(k) plan or ESOP the opportunity to reinvest any dividends for additional shares of our common stock.
Director Compensation. We pay each board member except Thomas J. Smith, who serves as our vice president and chief financial officer, a monthly fee of $2,000 regardless of board or committee meetings held. Directors may elect to participate in Energy, Inc.’s deferred compensation plan for directors which allows directors to receive these fees in Energy, Inc. stock, either currently or on a deferred basis. We also reimburse all directors for expenses incurred in connection with their service as directors, including travel, meals and lodging.
The following table summarizes information with respect to the compensation paid to our directors during 2009. The table does not include Richard M. Osborne, who also serves as our chairman and chief executive officer, whose compensation is disclosed with the other executive officers in the summary compensation table.

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards(1)	Compensation	Total
Name	($)	($)	($)	($)

Ian Abrams	—	24,000	—	24,000
W.E. ‘Gene’ Argo	24,000	—	—	24,000
Steven A. Calabrese(2)	18,000	—	—	18,000
Mark D. Grossi(3)	16,000	—	—	16,000
Gregory J. Osborne(4)	8,000			8,000
James R. Smail	24,000	—	—	24,000
Thomas J. Smith(5)	—	—	—	—
James E. Sprague	24,000	—	—	24,000
Michael T. Victor	24,000	—	—	24,000

(1)	Mr. Abrams elected to receive compensation in shares of our common stock as of September 2008. Amounts reflect the value of the number of shares issued using the closing market price on the date of issuance to fulfill the monthly fee to Mr. Abrams.

(2)	Mr. Calabrese served until September 16, 2009.

(3)	Mr. Grossi served until August 26, 2009.

(4)	Mr. Gregory Osborne was elected director on September 4, 2009.

(5)	Mr. Smith, our chief financial officer, does not receive compensation for serving as a director.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Principal Shareholders and Management. The following table sets forth, as of March 12, 2010, information regarding the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than 5% of the stock, each director and director nominee, each executive officer in our summary compensation table, and all our current directors and officers as a group.

	Beneficial Ownership(1)
Names and Address(2)	Common Stock	Stock Options(3)	Total	Percentage

Richard M. Osborne(4)	2,487,972	—	2,487,972	41.0%
Thomas J. Smith	87,869	—	87,869	1.4%
James R. Smail(5)	32,550	—	32,550	*
Ian J. Abrams	9,517	—	9,517	*
Michael T. Victor(7)	5,800	—	5,800	*
W.E. ‘Gene’ Argo	1,275	—	1,275	*
Kevin J. Degenstein(6)	370	7,500	7,870	*
David C. Shipley(6)	118	—	118	*
Gregory J. Osborne	—	—	—	—
All directors and executive officers as a group (10 individuals)	2,639,548	7,500	2,647,048	43.6%

*	Less than 1%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of stock owned.

(2)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Energy, Inc., 1 First Avenue South, Great Falls, Montana 59401.

(3)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.

(4)	Shares owned by Richard M. Osborne, Trustee.

(5)	Shares are held by J.R. Smail, Inc., an Ohio corporation of which Mr. Smail is chairman and sole shareholder.

(6)	Shares of common stock are held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.

(7)	Shares are held by Michael T. Victor Revocable Trust HDI U/A DTD 12/15/2000.
Equity Compensation Plan Information. The Energy, Inc. 2002 Stock Option Plan provides for the issuance of up to 300,000 shares of common stock to certain key employees. As of December 31, 2009, there were 44,500 options outstanding and the maximum number of shares available for future grants under the plan was 48,500 shares. Additionally, our 1992 Stock Option Plan, which expired in September 2002, provided for the issuance of up to 100,000 shares of common stock pursuant to options issuable to certain key employees. Under the option plans, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock). Options granted under these plans vest over four to five years and are exercisable over a five to ten year period from the date of issuance. When the 1992 plan expired in September 2002, 12,600 shares remained unissued and were no longer available for issuance.

Number of
securities
remaining available
	Number of		for future issuance
	securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in the first
Plan category	warrants and rights	warrants and rights	column)

Equity compensation plans approved by security holders	44,500	$8.52	48,500
Equity compensation plans not approved by security holders	—	—	—
Total	44,500	$8.52	48,500

ITEM 13. Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions.
Our Acquisition of the Ohio Companies and Related Matters. On January 5, 2010, we expanded into Ohio and Western Pennsylvania by acquiring several utilities owned primarily by our chairman and chief executive officer, Richard Osborne. The acquisition was accomplished through two merger agreements reviewed and discussed by a special committee of our board of directors and approved by our board of directors. Through the acquisition, we acquired four entities: Lightning Pipeline Company, Inc. and Great Plains Natural Gas Company, which are the parent companies of Orwell Natural Gas Company and Northeast Ohio Natural Gas Corp. (NEO), Brainard Gas Corp. and Great Plains Land Development Co., LTD. (GPL).
Prior to the acquisition, Richard Osborne, as the sole trustee of the Richard M. Osborne Trust UTA dated January 13, 1995, owned 90.3% of Lightning Pipeline, 90.3% of Great Plains, 100% of Brainard and 100% of GPL. In addition, Mr. Smith, our chief financial officer, vice president and a director, owned 5% of Lightning Pipeline and 5% of Great Plains, and Rebecca Howell, our corporate secretary, owned less than 1% of Lightning Pipeline and Great Plains.

The aggregate purchase price for the acquired Ohio companies was $37.9 million, which consisted of approximately $20.8 million in debt of the acquired companies with the remainder of the purchase price paid in unregistered shares of common stock of Energy, Inc. In accordance with the merger agreements, on January 5, 2010, the shares of common stock of Lightning Pipeline, Great Plains and Brainard and the membership units of GPL were converted into the right to receive unregistered shares of common stock of Energy, Inc. in accordance with the following calculation:
The total number of shares the shareholders received equaled the total of $34,304,000 plus $3,565,339 (which was the number of additional active customers of the acquired Ohio companies in excess of 20,900 at closing (23,131-20,900=2,231) multiplied by $1,598.09), less $20,796,254 (which was the debt of the acquired Ohio companies at closing), divided by $10.
Based on this calculation, we issued a total of 1,707,308 shares. We issued Richard Osborne, as trustee, 1,565,701 shares, Mr. Smith 73,244 shares and Ms. Howell 17,532 shares. Based solely on the closing price of our common stock of $10.19 on January 5, 2010, the date the acquisition closed, the value of these shares was approximately $17.4 million, and from those shares Richard Osborne, Mr. Smith and Ms. Howell received shares valued at approximately $15.9 million, $746,000 and $179,000, respectively.
Upon closing of the acquisition, Richard Osborne owned 2,487,972 shares, or 41.0% of Energy, Inc., Mr. Smith owned 86,744 shares, or 1.4% of Energy, Inc. and Ms. Howell owned 19,532 shares, or less than 1% of Energy, Inc.
For more information on the acquisition, please see our Form 8-K filed January 11, 2010.
Promissory Note to the Richard M. Osborne Trust. Prior to the acquisition, Richard Osborne as trustee of the Osborne Trust loaned $4.1 million to Lightning Pipeline evidenced by a demand promissory note dated December 1, 2008. Approximately $400,000 of principal was repaid prior to closing. In accordance with the merger agreement, approximately $1.7 million of that loan was converted into equity in Lightning Pipeline at closing and the original promissory note was cancelled and replaced with an amended and restated promissory note, dated January 3, 2010, in the principal amount of approximately $2,051,969. This note bears interest at 6.0% per annum and matures on January 3, 2014. The note is interest only, payable monthly, but Lightning Pipeline may elect to accrue the interest until maturity. The principal is due at maturity. However, Mr. Osborne has the right to accelerate the note on 30 days written notice to Lightning Pipeline. The material terms of the note were reviewed and approved by a disinterested and independent special committee of our board of directors prior to the closing of the acquisition.
Also, Richard Osborne guarantees the third party debt of Lightning Pipeline, Great Plains and Brainard and other companies owned or controlled by Mr. Osborne have pledged assets to secure that debt.

For more information on Lightning Pipeline’s note to Mr. Osborne, see the agreement which was filed as Exhibit 10.5(a) to our Form 8-K filed January 11, 2010.
Leases, Sales and Operating Agreements of the Acquired Ohio Companies. Orwell, NEO and Brainard are parties to various agreements (i.e., leases, gas sales, transportation, delivery, metering service, asset management, etc.) with companies owned (directly or indirectly) or controlled by Richard Osborne. These agreements are as follows:
•	Lease Agreements – Four of the affiliate agreements are triple net lease agreements for leased spaces in Mentor, Ohio. Orwell has lease agreements with Station Street Partners, LLC and OsAir, Inc., each of which is owned and controlled by Mr. Osborne, as trustee, and Orwell has a third lease agreement with Mr. Osborne, as trustee. The fourth lease agreement is between NEO and OsAir. Each lease agreement was effective on July 1, 2008 and has a term of 15 years. Net rent for all four leased properties totals $156,000 per year subject to adjustment every five years for the consumer price index.

•	Gas Sales Agreements – NEO, Orwell and Brainard each entered agreements with John D. Oil and Gas Marketing Company, LLC (JDOG Marketing) for the exclusive supply and delivery of natural gas. The Osborne Trust owns approximately 86% of JDOG Marketing. These three agreements have current terms of 15 years beginning July 1, 2008. Gas purchases for 2008 and 2009 for all three agreements totaled $25.8 million and $5.7 million respectively.

•	Asset Management Agreements - NEO and Orwell each entered agreements dated January 4, 2010 with JDOG Marketing whereby JDOG Marketing manages supplies of natural gas that are purchased under the terms of the gas sales agreements discussed above.

•	Appointment of Natural Gas Agent - Each of NEO, Orwell and Brainard appointed JDOG Marketing as its agent for procuring supplies of natural gas at a fee of $0.15 per dekatherm in an agreement dated January 4, 2010. The term of the agreement ends in 2023. Fees under the agreement totaled approximately $88,900 in 2009.

•	Natural Gas Transportation Agreements – Orwell and Brainard each have agreements with Orwell-Trumbull Pipeline Co., LLC for utilization of a pipeline for transportation of natural gas within Northeastern Ohio. Orwell’s agreement is on an exclusive basis whereas Brainard’s agreement is for back-up purposes only and as needed. These agreements have current terms of 15 years beginning July 1, 2008. The price on the first pipeline is a commodity rate of $0.95 per Mcf plus shrinkage. The price on the second pipeline is a commodity rate of $0.50 per Mcf plus shrinkage. Additional treating fees may be applied at $0.25 per Mcf. Transportation services for 2008 and 2009 for these agreements totaled approximately $358,000 and approximately $1.0 million respectively.

•	Electronic Metering Service and Operation Agreements – Orwell, NEO and Brainard each have agreements with COBRA Pipeline Co., Ltd. for the maintenance and operation of electronic metering points for the transportation of natural gas. Orwell also has an agreement with Orwell-Trumbull Pipeline Co. for the same purpose. Each of the four agreements has a term of three years from the date of the installation of the electronic metering equipment and thereafter for successive one year terms until terminated. Each agreement provides for the payment of $125 per location per month as a fee for the operating and general maintenance of the gas metering and communication equipment. Services for 2009 for these agreements totaled approximately $12,000. COBRA Pipeline Co. and Orwell-Trumbull Pipeline Co. are owned and controlled by Richard Osborne, as trustee.
These agreements were reviewed and discussed by a disinterested and independent special committee of our board of directors and approved by our board of directors prior to closing of the acquisition.
Other Related Party Transactions
Through our subsidiaries Energy West Resources, Inc. and Energy West, Incorporated, Energy, Inc. owns a 19.8% interest in Kykuit Resources, LLC, a developer of oil, gas and mineral leases in which it holds ownership interests. Certain related persons also have interests in Kykuit.
•	Richard Osborne owns a 23.7% membership interest in Kykuit.

•	John D. Oil and Gas Company, a publicly-held oil and gas exploration company, is the managing member of Kykuit and owns 19% of the membership interests. Richard Osborne is the chairman of the board and chief executive officer of John D. Oil and Gas Company, our director Gregory Osborne is president, chief operating officer and a director of John D. Oil and Gas Company and our chief financial officer, vice president and director Mr. Smith is a director of John D. Oil and Gas Company.
Energy, Inc.’s investment in Kykuit was ratified by disinterested and independent directors Mr. Abrams and Mr. Argo as well as all other members of our board of directors.
On February 25, 2008, we entered a lease agreement, effective as of January 1, 2008, with OsAir, Inc. whereby we agreed to lease approximately 1,028 square feet of space located in Mentor, Ohio from OsAir. The lease has a term of three years with a monthly lease rate of $1,200. Richard Osborne is the president and chief executive officer of OsAir, Inc. The lease was approved at a meeting of our board of directors by disinterested and independent director Mr. Argo as well as the other members of the board.
Gregory Osborne, a director, is the son of Richard Osborne, our chairman of the board and chief executive officer.
Conclusion
We believe that the terms of the transactions and the agreements described above are on terms at least as favorable as those which we could have obtained from unrelated parties.

In accordance with our written policy adopted by the board of directors, on-going and future transactions with related parties will be
•	on terms at least as favorable as those that we would be able to obtain from unrelated parties,

•	for bona fide business purposes, and

•	reviewed and approved by the audit committee or other independent directors in accordance with applicable law after full disclosure of the existence and nature of the conflicting interest in the related party transaction by the director involved in the transaction.
Director Independence. The board of directors has determined and confirmed that each of Mr. Argo, Mr. Smail, and Mr. Victor do not have a material relationship with Energy, Inc. that would interfere with the exercise of independent judgment and are independent pursuant to applicable laws and regulations and the listing standards of the NYSE Amex.
ITEM 14. Principal Accountant Fees and Services
Principal Accountant Firm Fees and Services. The following is a summary of the aggregate fees billed to us for the fiscal year ended December 31, 2009, the six months ended December 31, 2008 and the fiscal year ended June 30, 2008 by our independent registered public accountant, Hein & Associates LLP and their affiliates.

	Year ended	Six Months ended	Year ended
	December 31, 2009	December 31, 2008	June 30, 2008
Audit Fees	$311,763	$184,000	$277,000
Audit-Related Fees	41,139	—	19,000
Tax Fees	96,199	6,300	34,000
All Other Fees	—	—	—

Total	$449,101	$190,300	$330,000
Audit Fees. These fees are for professional services rendered by Hein & Associates for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.
Audit-Related Fees. These included fees related to derivative contracts. From time to time, in order to mitigate the risk of natural gas market price volatility related to firm commitments to purchase or sell natural gas, we enter into hedging arrangements in the form of derivative contracts. Quoted market prices for natural gas derivative contracts of Energy, Inc. and our subsidiaries are generally not available. Therefore, to determine the fair value of natural gas derivative contracts, we use internally developed valuation models that incorporate independently available current and forecasted pricing information. These also included fees related to the Federal Energy Regulatory Commission audit of a subsidiary company.

Tax Fees. These are fees for professional services rendered by Hein & Associates with respect to advisory services related to the preparation of income tax returns.
All Other Fees. These are fees for advisory services related to the sale of assets and acquisitions.
Pursuant to the written charter of our audit committee, the committee must pre-approve all audit and non-audit services provided by our independent auditors. The audit committee pre-approved all services performed by Hein & Associates and authorized us to pay the fees billed to us by Hein & Associates in fiscal 2009 and 2008 and the six months ended December 31, 2008.
ITEM 15. Exhibits and Financial Statement Schedules.
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

ENERGY, INC. (Registrant)
Date April 30, 2010	/s/ Thomas J. Smith
	By:	Thomas J. Smith, Vice President
and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacitated and on the dates indicated.

RICHARD M. OSBORNE* Richard M. Osborne (Principal Executive Officer)	Chairman of the Board, Chief Executive Officer and Director	April 30, 2010

/s/ Thomas J. Smith Thomas J. Smith (Principal Financial and Accounting Officer)	Vice President and Chief Financial Officer	April 30, 2010

IAN ABRAMS* Ian Abrams	Director	April 30, 2010

W.E. ARGO* W.E. Argo	Director	April 30, 2010

GREGORY J. OSBORNE* Gregory J. Osborne	Director	April 30, 2010

JAMES R. SMAIL* James R. Smail	Director	April 30, 2010

MICHAEL T. VICTOR* Michael T. Victor	Director	April 30, 2010

/s/ Thomas J. Smith *By: Thomas J. Smith Attorney-in-Fact