Form 10-Q
period 2010-03-31
Energy Inc.
filed 2010-05-17
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of May 12, 2010 was 6,071,459 shares.
As used in this Form 10-Q, the terms “company”, “Energy, Inc.”, “Registrant”, “we”, “us”, and “our” mean Energy, Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of March 31, 2010.

ENERGY, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS.
ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,		December 31,
	(unaudited)		(unaudited)
	2010	2009	2009
ASSETS
Current Assets:
Cash	$3,332,910	$1,419,502	$2,752,168
Marketable securities	3,917,281	3,158,289	4,411,171
Accounts and notes receivable less $484,059, $279,033, and $233,332, respectively, allowance for bad debt	8,360,143	7,719,238	7,579,974
Accounts and notes receivable — related parties	745,868	—	—
Unbilled gas	3,379,014	3,090,245	2,869,826
Natural gas and propane inventories	1,230,476	308,719	5,251,942
Materials and supplies	1,494,386	1,178,781	1,018,673
Prepayments and other	713,239	592,877	552,641
Recoverable cost of gas purchases	1,624,381	920,872	641,755
Deferred tax asset	320,140	1,041,679	562,936

Total current assets	25,117,838	19,430,202	25,641,086

Property, Plant and Equipment, Net	71,141,025	35,922,043	41,203,668

Deferred Tax Assets — Long-Term	4,119,023	5,238,266	7,550,970
Deferred Charges	2,018,103	2,422,311	2,094,468
Other Investments	830,432	1,323,298	784,363
Goodwill	13,813,626	—	1,056,771
Customer Relationships	679,292	—	—
Note Receivable — Related Party	52,901	—	—
Other Assets	284,613	94,646	294,356

TOTAL ASSETS	$118,056,853	$64,430,766	$78,625,682

The accompanying notes are an integral part of these condensed financial statements.

ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED

	March 31,		December 31,
	(unaudited)		(unaudited)
	2010	2009	2009
LIABILITIES AND CAPITALIZATION
Current Liabilities:
Bank overdraft	$659,105	$463,700	$663,777
Accounts payable	7,540,774	5,092,863	5,530,645
Accounts payable — related parties	1,414,910	—	—
Line of credit	11,198,337	5,595,000	14,651,265
Notes payable	5,183,007	—	—
Notes payable — related parties	1,704,345	—	—
Accrued taxes	301,394	478,818	534,710
Accrued and other current liabilities	8,595,224	4,339,533	4,594,883
Overrecovered gas purchases	441,749	1,435,172	1,452,580

Total current liabilities	37,038,845	17,405,086	27,427,860

Other Obligations:
Deferred investment tax credits	213,238	234,300	218,503
Other long-term liabilities	2,864,955	2,398,502	2,291,511

Total	3,078,193	2,632,802	2,510,014

Long-Term Debt	22,581,334	13,000,000	13,000,000

Commitments and Contingencies (see note 12)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 15,000,000 shares authorized, 6,070,903, 4,299,536, and 4,361,869 shares outstanding at March 31, 2010 and 2009, and December 31, 2009, respectively	910,635	652,943	654,280
Treasury stock	—	(8,012)	—
Capital in excess of par value	23,353,754	5,952,168	6,514,851
Capital in excess of par value — noncontrolling interest	—	—	100,989
Accumulated other comprehensive (loss) income	(20,346)	(453,665)	146,701
Retained earnings	31,114,438	25,249,444	28,270,987

Total stockholders’ equity	55,358,481	31,392,878	35,687,808

TOTAL CAPITALIZATION	77,939,815	44,392,878	48,687,808

TOTAL LIABILITIES AND CAPITALIZATION	$118,056,853	$64,430,766	$78,625,682

The accompanying notes are an integral part of these condensed financial statements.

ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009
REVENUES:
Natural gas operations	$31,506,160	$26,141,570
Gas and electric—wholesale	3,118,323	5,079,587
Pipeline operations	108,602	112,666

Total revenues	34,733,085	31,333,823

EXPENSES:
Gas purchased	19,620,814	19,434,852
Gas and electric—wholesale	2,591,411	4,124,894

Total cost of sales	22,212,225	23,559,746

GROSS MARGIN	12,520,860	7,774,077
Distribution, general, and administrative	3,915,442	2,895,554
Maintenance	291,329	171,407
Depreciation and amortization	968,029	513,674
Taxes other than income	1,006,283	629,580

Total expenses	6,181,083	4,210,215

OPERATING INCOME	6,339,777	3,563,862

OTHER LOSS	(251,415)	(24,979)
INTEREST EXPENSE	(592,784)	(345,952)

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	5,495,578	3,192,931
INCOME TAX EXPENSE	(1,832,636)	(1,230,208)

NET INCOME	$3,662,942	$1,962,723

BASIC INCOME PER COMMON SHARE:
Income from operations	$0.61	$0.46

DILUTED INCOME PER COMMON SHARE:
Income from operations	$0.61	$0.46

DIVIDENDS DECLARED PER COMMON SHARE:	$0.14	$0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,973,851	4,298,092
Diluted	5,980,627	4,301,522
The accompanying notes are an integral part of these condensed financial statements.

ENERGY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,662,942	$1,962,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including deferred charges and financing costs	991,289	606,456
Stock-based compensation	22,174	26,579
Gain on sale of securities	(26,609)	—
Investment tax credit	(5,265)	(5,265)
Deferred income taxes	1,510,504	738,193
Changes in assets and liabilities:
Accounts and notes receivable	6,338,850	1,460,348
Accounts and notes receivable — related parties	(743,539)	—
Natural gas and propane inventories	4,653,044	9,583,082
Accounts payable	(3,799,570)	(708,840)
Accounts payable — related parties	1,306,603	—
Recoverable/refundable cost of gas purchases	(2,701,968)	1,532,727
Prepayments and other	105,608	(170,363)
Asset retirement obligation liability	29,100	9,984
Other assets & liabilities	(1,288,106)	(141,797)

Net cash provided by operating activities	10,055,057	14,893,827

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(1,272,034)	(1,888,448)
Sale of marketable securities	301,897	—
Purchase of Cut Bank shares	(97,667)	—
Cash acquired in acquisitions	144,203	—
Other investments	(32,486)	(241,875)
Customer advances received for construction	56,899	5,195
Increase from contributions in aid of construction	24,813	7,436

Net cash used in investing activities	(874,375)	(2,117,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(234,229)	—
Proceeds from lines of credit	3,700,000	1,700,000
Repayment of notes payable	(10,752,098)	(13,600,000)
Repayments of other short-term borrowings	(494,169)	—
Dividends paid	(819,444)	(522,162)

Net cash used in financing activities	(8,599,940)	(12,422,162)

NET INCREASE IN CASH AND CASH EQUIVALENTS	580,742	353,973

CASH AND CASH EQUIVALENTS:
Beginning of period	2,752,168	1,065,529

End of period	$3,332,910	$1,419,502

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
Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to March 31, 2010 have been evaluated as to their potential impact to the financial statements through the date of issuance. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
Energy, Inc. is the parent company of Energy West, Incorporated which is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine, Lightning Pipeline Company, Inc. with utility operations in Ohio and Pennsylvania and Great Plains Natural Gas Company and Brainard Gas Corp, each with utility operations in Ohio. The Company was originally incorporated in Montana in 1909. The Company currently has four reporting segments:

• Natural Gas Operations	Annually, we distribute approximately 29 billion cubic feet of natural gas to approximately 62,000 customers through regulated utilities operating in and around Great Falls and West Yellowstone, Montana, Cody, Wyoming, Bangor, Maine, Elkin, North Carolina and various cities in Ohio and Western Pennsylvania. The approximate population of the service territories is 5.3 million. The operation in Elkin, North Carolina was added October 1, 2007. The operation in Bangor, Maine was added December 1, 2007. Our Ohio and Pennsylvania operations were added January 5, 2010.

• Marketing and Production Operations (EWR)	Annually, we market approximately 2.4 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, Energy West Resources, Inc. (EWR). EWR owns an average 48% gross working interest (an average 41% net revenue interest) in 160 natural gas producing wells and gas gathering assets. Energy West Propane, Inc. dba Missouri River Propane (MRP), our small Montana wholesale distribution company that sells propane to our affiliated utility, had been reported in our propane operations. It is now being reported in marketing and production operations.

• Pipeline Operations (EWD)	The Company owns the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary Energy West Development, Inc. (EWD). Certain natural gas producing wells owned by the Company’s pipeline operations are being managed and reported under our marketing and production operations.

• Corporate and Other	Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Reported in Corporate and other for the three months ended March 31, 2010 and 2009 are costs associated with business development and acquisitions, and dividend income and recognized gains from the sale of marketable securities.
NOTE 1 — ACQUISITIONS
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
Merger Agreements — Energy West, Incorporated, now a wholly-owned subsidiary of the Company (“Energy West”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) on June 29, 2009 with Richard M. Osborne, as Trustee of the Richard M. Osborne Trust (the “RMO Trust”), Rebecca Howell, Stephen M. Rigo, Marty Whelan, and Thomas J. Smith (Messrs. Osborne, Rigo, Whelan and Smith and Ms. Howell are hereinafter collectively referred to as “Shareholders”), Lightning Pipeline, Great Plains, BGC and three to-be-formed wholly-owned Ohio subsidiary corporations of Energy West. On June 29, 2009, Energy West also entered into an Agreement and Plan of Merger (together with the Merger Agreement, the “Merger Agreements”) with GPL, the RMO Trust and a fourth to-be-formed Ohio acquisition subsidiary (each acquisition subsidiary hereinafter referred to as an “Acquisition Sub” and collectively, as the “Acquisition Subs”) of Energy West. Mr. Osborne is our chairman of the board and chief executive officer, Mr. Smith is a director and our chief financial officer, and Ms. Howell is our corporate secretary. We completed on August 3, 2009 a reorganization to implement a holding company structure. The Company, as the new holding company, became the successor issuer to Energy West, and Energy West assigned its rights under the Merger Agreements to the Company. Pursuant to the terms of the Merger Agreements, on January 5, 2010, four separate mergers occurred whereby an Acquisition Sub of Energy, Inc. merged with and into each Ohio Company. The Ohio Companies survived the mergers, becoming four separate wholly-owned subsidiaries of the Company. The transactions contemplated by the Merger Agreements are referred to herein as the “Merger Transaction.”
Merger Consideration — Issuance of Shares — The final aggregate purchase price for the Ohio Companies was $37.9 million, which consisted of approximately $20.8 million in debt of the Ohio Companies with the remainder of the purchase price paid in unregistered shares of common stock of the Company. In accordance with the Merger Agreements, on January 5, 2010, the shares of common stock of Lightning Pipeline, Great Plains and BGC and the membership units of GPL were converted into the right to receive unregistered shares of common stock of the Company (the “Shares”) in accordance with the following calculation:
The total number of Shares the Shareholders received equaled the total of $34,304,000 plus $3,565,339 (which was the number of additional active customers of the Ohio Companies in excess of 20,900 at closing (23,131-20,900=2,231) multiplied by $1,598.09), less $20,796,254 (which was the debt of the Ohio Companies at closing), divided by $10.

Based on this calculation, we issued 1,707,308 Shares in the aggregate. We issued Mr. Osborne, as trustee, 1,565,701 Shares, Mr. Smith 73,244 Shares and Ms. Howell 19,532 Shares. After the closing of the Merger Transaction on January 5, 2010, Mr. Osborne owned 2,487,972 Shares, or 41.0% of the Company, Mr. Smith owned 86,744 Shares, or 1.4% of the Company and Ms. Howell owned 19,532 Shares, or less than 1% of the Company.
The acquisition of the Ohio Companies is being accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. For purposes of measuring the estimated fair value of the assets acquired and liabilities assumed, an independent appraisal firm conducted a valuation analysis as of date of acquisition, January 5, 2010. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Total
	Ohio		Lightning
	Companies	Great Plains	Pipeline	Brainard
Current assets	$12,004,979	$7,760,134	$4,098,704	$146,141
Property and equipment	29,530,636	18,290,612	10,818,923	421,101
Deferred tax assets	212,111	—	172,598	39,513
Other noncurrent assets	152,585	1,000	140,002	11,583
Customer relationships	685,000	640,000	45,000	—
Goodwill	12,756,854	8,844,116	3,855,573	57,165

Total assets acquired	55,342,165	35,535,862	19,130,800	675,503

Current liabilities	13,690,076	7,497,196	5,788,829	404,051
Asset retirement obligation	487,447	—	477,939	9,508
Deferred tax liability	3,295,303	1,723,801	1,495,948	75,554

Total liabilities assumed	17,472,826	9,220,997	7,762,716	489,113

Net assets acquired:	$37,869,339	$26,314,865	$11,368,084	$186,390

Of the total purchase price, approximately $12.8 million has been allocated to goodwill. Goodwill represents intangible assets that do not qualify for separate recognition. Goodwill is not amortized, rather, the goodwill will be tested for impairment, at least annually, or more frequently if there is an indication of impairment. The goodwill resulting from this acquisition is not deductible for tax purposes.

The following table shows results of operations (in thousands) for the three months ended March 31, 2010, including the results of the Ohio Companies since the acquisition date of January 5, 2010. The table also shows pro-forma results for the three months ended March 31, 2009 as if the acquisition had occurred on January 1, 2009. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and the Ohio Companies for the three months ended March 31, 2009, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the Ohio Companies. The results of operations for the Ohio companies for the period from January 1, 2010 to January 4, 2010 were not material.

	Three Months Ended March 31,
	2010	2009
		Pro forma
	(in thousands)

Revenues	$34,733	$47,078

Operating income	6,340	6,101

Net income	3,663	3,533

Earnings per share — basic	$0.58	$0.59

Earnings per share — diluted	$0.58	$0.59
The revenue and net income of the Ohio companies included in the consolidated statement of income for the quarter ended March 31, 2010 were approximately $10,737,000 and $1,407,000, respectively.
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
NOTE 2 — MARKETABLE SECURITIES
Securities investments are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.
The following is a summary of available-for-sale securities at:

	Marketable securities
	Investment	Unrealized	Estimated
	at cost	losses	Fair Value

March 31, 2010	$3,950,559	$(33,278)	$3,917,281

December 31, 2009	$4,172,899	$238,272	$4,411,171

March 31, 2009	$3,895,476	$(737,187)	$3,158,289

Unrealized gain (loss) on available-for-sale securities of ($20,346), $146,701 and ($453,665) (net of ($12,932), $91,571, and ($283,522) in taxes), was included in accumulated other comprehensive income in the accompanying unaudited condensed balance sheets at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair values of marketable securities are estimated based on closing share price on the quoted market price for those investments. The fair value of Energy, Inc.’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality. Cost basis is determined by specific identification of securities sold.

NOTE 3 — FAIR VALUE MEASUREMENTS
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
Valuation Hierarchy
A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2010:

	March 31, 2010
	Level I	Level II	Level III	TOTAL
Available-for-sale securities	$3,917,281	—	—	$3,917,281

Total assets at fair value	$3,917,281	$—	$—	$3,917,281

NOTE 4 — DEFERRED CHARGES
Deferred Charges consist of the following:

	March 31,		December 31,
	2010	2009	2009

Regulatory asset for property taxes	$1,171,432	$1,477,683	$1,247,993
Regulatory asset for income taxes	452,645	452,645	452,646
Regulatory asset for deferred environmental remediation costs	(18,444)	67,040	22,042
Rate case costs	13,903	18,538	15,448
Unamortized debt issue costs	398,567	406,405	356,339

Total	$2,018,103	$2,422,311	$2,094,468

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

NOTE 5 — ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	March 31,		December 31,
	2010	2009	2009

Property tax settlement—current portion	$242,120	$242,120	$242,120
Payable to employee benefit plans	131,721	92,091	81,045
Accrued vacation	114,852	536,268	55,416
Customer deposits	680,231	500,811	521,535
Accrued interest	566,856	207,597	31,900
Accrued taxes other than income	3,013,889	845,684	640,801
Deferred payments from levelized billing	2,447,126	1,017,353	2,176,671
Shelby lawsuit contingency	522,000	—	—
Other regulatory liabilities	38,463	—	59,996
Other	837,966	897,609	785,399

Total	$8,595,224	$4,339,533	$4,594,883

NOTE 6 — OTHER LONG TERM LIABILITIES
Other long-term liabilities consist of the following:

	March 31,		December 31,
	2010	2009	2009

Asset retirement obligation	$1,303,778	$756,183	$787,233
Customer advances for construction	857,149	830,150	800,250
Regulatory liability for income taxes	83,161	83,161	83,161
Regulatory liability for gas costs	131,443	—	131,443
Long term notes payable	3,416	—	3,416
Property tax settlement	486,008	729,008	486,008

Total	$2,864,955	$2,398,502	$2,291,511

NOTE 7 — LINES OF CREDIT AND LONG-TERM DEBT
The Company funds its operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, Energy, Inc. has used the working capital line of credit portion of the credit facility with Bank of America, N.A. (“Bank of America”) (fka LaSalle Bank, N.A.) Energy, Inc. has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, Energy, Inc.’s short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.
With the acquisition of the Ohio Companies, Energy, Inc. now has two additional lines of credit from Citizens Bank and Huntington National Bank, N.A., which are used for working capital needs by NEO and Orwell, respectively.

Long Term Debt and Bank of America Line of Credit
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, Energy, Inc. authorized the sale of $13.0 million aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance Energy, Inc.’s existing notes. With this refinancing, the Company expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $463,000 in new debt issue costs to be amortized over the life of the new notes.
Bank of America Line of Credit — On June 29, 2007, Energy, Inc. established its five-year unsecured credit facility with Bank of America, replacing a previous $20 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by Energy, Inc. At March 31, 2010, the Company had $7.6 million in borrowings on the line of credit.
Debt Covenants — Energy, Inc.’s 6.16% Senior Unsecured Notes and the Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At March 31, 2010, Energy, Inc. believes it was in compliance with the financial covenants under its debt agreements.
Citizens Bank Credit Facility
In connection with our acquisition of our Ohio operations, NEO, Great Plains and GPL each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consists of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains and GPL respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. The Citizens Credit Facility is collateralized by a security interest in the cash, accounts receivable, inventory and certain intangible assets of the borrower to the respective credit facility. Energy, Inc. guarantees each loan. Our chairman and chief executive officer, Richard M. Osborne, guarantees each loan both individually and as trustee of the RMO Trust, and Great Plains guarantees NEO’s revolving line of credit and term loan as well as GPL’s term note.
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
The Citizens Credit Facility requires Great Plains, GPL and NEO to maintain a debt service coverage ratio of at least 1.25 to 1.0 measured quarterly on a rolling four quarter basis. The Citizens Credit Facility also requires NEO, Great Plains and GPL to maintain a minimum net worth, on a combined basis, equal to the sum of $1,815,000 plus 100% of net income less the pro-rata share of any dividend paid to Energy, Inc., measured on a quarterly basis beginning with the quarter ended December 31, 2009. The Citizens Credit Facility allows NEO, Great Plains and GPL to pay dividends to Energy, Inc. if those entities’ combined net worth (as defined in the Citizens loan documents) after payment of any dividends would not be less than $1,815,000 on a consolidated basis as positively increased by 100% of net income as of the end of each fiscal quarter and fiscal year.
At March 31, 2010, $2.1 million has been borrowed under the revolving line of credit, $7.2 million under the NEO term loan, $2.4 million under the Great Plains term loan and $798,000 under the GPL term loan.

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
The Huntington Credit Facility requires Orwell to maintain a fixed charge coverage ratio of at least 1 to 1 of EBITDA to the sum of (i) scheduled principal payments on debt and capital leases, plus (ii) interest expense, plus (iii) federal, state and local income tax expense, plus (iv)dividends and distributions, measured on a rolling four quarter basis. The Huntington Credit Facility allows Orwell to pay dividends to Energy, Inc. as long as the aggregate amount of all dividends, distributions, redemptions and repurchases in any fiscal year do not exceed 60% of net income (as defined in the Huntington Credit Facility) of Orwell for each fiscal year. At March 31, 2010, $1.5 million has been borrowed under the credit line and $4.4 million under the term note. The Huntington Credit Facility is also secured by a pledge of $3.0 million in market value of Energy, Inc. stock by the RMO Trust.
Combined Term Loans and Credit Facilities
At March 31, 2010, the Company had approximately $3.3 million in cash ($2,7 million net of bank overdrafts). In addition, at March 31, 2010, Energy, Inc. had $11.2 million in borrowings under its lines of credit and net available borrowing capacity at March 31, 2010 of $12.4 million.
The total amount outstanding under all Energy, Inc.’s long-term debt obligations was $27.7 million and $13.0 million at March 31, 2010 and 2009 respectively. The portion of such obligations due within one year was $5.2 million, and $0 at March 31, 2010 and 2009, respectively.
NOTE 8 — INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended
	March 31,
	2010	2009
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$1,868,497	$1,085,597
State income tax expense, net of federal tax expense	76,640	72,914
Amortization of deferred investment tax credits	(5,265)	(5,265)
Other	(107,236)	76,962

Total income tax expense	$1,832,636	$1,230,208

Other taxes includes an adjustment to true up net deferred tax assets to a new effective state tax rate. The rate decreased due to the purchase of the Ohio companies.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax benefits were accrued at March 31, 2010.

The tax years 2004 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.
NOTE 9 — SEGMENTS OF OPERATIONS
Three Months Ended March 31, 2010

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$31,584,769	$—	$—	$—	$(78,609)	$31,506,160
Marketing and Production	—	5,483,312	—	—	(2,364,989)	3,118,323
Pipeline operations	—	—	108,602	—	—	108,602

Total operating revenue	31,584,769	5,483,312	108,602	—	(2,443,598)	34,733,085

COST OF SALES:
Gas purchased	19,699,423	—	—	—	(78,609)	19,620,814
Gas and electric — wholesale	—	4,956,400	—	—	(2,364,989)	2,591,411

Total Cost of Sales	19,699,423	4,956,400	—	—	(2,443,598)	22,212,225

GROSS MARGIN	$11,885,346	$526,912	$108,602	$—	$—	$12,520,860

OPERATING INCOME:	$5,928,490	$350,156	$63,652	$(2,521)	$—	$6,339,777

NET INCOME	$3,731,295	$(78,950)	$36,235	$(25,638)	$—	$3,662,942

Total Assets	107,073,699	5,527,569	749,855	63,245,099	(58,543,369)	$118,056,853
Goodwill	13,813,626	—	—	—	—	$13,813,626
Three Months Ended March 31, 2009

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$26,383,092	$—	$—	$—	$(241,522)	$26,141,570
Marketing and Production	—	7,374,463	—	—	(2,294,876)	5,079,587
Pipeline operations	—	—	112,666	—	—	112,666

Total operating revenue	26,383,092	7,374,463	112,666	—	(2,536,398)	31,333,823

COST OF SALES:
Gas purchased	19,676,374	—	—	—	(241,522)	19,434,852
Gas and electric — wholesale	—	6,419,770	—	—	(2,294,876)	4,124,894

Total Cost of Sales	19,676,374	6,419,770	—	—	(2,536,398)	23,559,746

GROSS MARGIN	$6,706,718	$954,693	$112,666	$—	$—	$7,774,077

OPERATING INCOME:	$2,768,806	$744,188	$50,868	$—	$—	$3,563,862

NET INCOME	$1,538,833	$422,915	$29,508	$(28,533)	$—	$1,962,723

Total Assets	51,164,792	7,499,870	797,807	37,327,368	(32,359,071)	$64,430,766
Goodwill	—	—	—	—	—	$—

NOTE 10 — STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Energy, Inc. 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of March 31, 2010, there were 29,500 options outstanding, and the maximum number of shares available for future grants under this plan is 63,500 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the Company’s outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.
Stock Option Disclosures — The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In the quarters ended March 31, 2010 and 2009, no options were granted. At March 31, 2010 and 2009, a total of 29,500 and 29,500 options were outstanding, respectively.
A summary of the status of the Company’s stock option plans as of March 31, 2010 and December 31, 2009 and changes during the periods ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding December 31, 2009	44,500	$8.52
Granted	—	$—
Exercised	—	$—
Expired	(15,000)	$9.93

Outstanding March 31, 2010	29,500	$7.81	$69,755

Exercisable March 31, 2010	8,750	$7.79	$20,812

The following information applies to options outstanding at March 31, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
Grant	Number	Exercise	Life	Number
Date	Outstanding	Price	(Years)	Exercisable

1/6/2006	4,500	$6.35	0.77	0
12/1/2008	10,000	$7.10	8.67	5,000
6/3/2009	5,000	$8.44	4.18	1,250
12/1/2009	10,000	$8.85	9.67	2,500

	29,500			8,750

NOTE 11 — COMPREHENSIVE INCOME
Comprehensive income includes net income and other comprehensive income, which is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of income in computing net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three months ended		Twelve months ended
	March 31,		December 31,
	2010	2009	2009
Net income	$3,662,942	$1,962,723	$6,818,537
Other comprehensive income
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(167,112)	(134,518)	465,848

Comprehensive income	$3,495,830	$1,828,205	$7,284,385

Other comprehensive income is reported net of tax of ($104,439) and $(84,068) as of March 31, 2010 and 2009, and $291,025 as of December 31, 2009.
NOTE 12 — CONTINGENCIES
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
Legal Proceedings — On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (“Shelby”) alleges a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. The parties each filed cross motions for summary judgment. The court heard oral arguments for the pending motions on July 24, 2009. On September 9, 2009, the court ruled that Shelby Gas Association can proceed with their case for damages. The court also ruled that we can seek a setoff against any damages awarded to Shelby in an amount equal to the damages the Company has suffered as a result of Shelby’s alleged breach of contract. On March 24, 2010, the court granted the Company’s motions in limine regarding various aspects of damages which Shelby was seeking, including disallowance of attorneys’ fees, punitive damages and consequential damages. The trial was completed on April 27, 2010, and the jury in the case awarded Shelby damages in the amount of $522,000. We had an existing liability recorded of $82,000 and we have recorded the remaining liability and associated expense of $440,000 in our statement of income and balance sheet for the period ending March 31, 2010.
The Company is involved in certain other lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

NOTE 13 — RELATED PARTY TRANSACTIONS
As a result of our purchase of the Ohio Companies, we are party to certain agreements and transactions with our chairman and chief executive officer, Richard M. Osborne, or companies owned or controlled by Mr. Osborne. These transactions can be generally grouped into three categories as follows:
Note Payable to Mr. Osborne
We have two notes payable to Mr. Osborne. The first carries an annual interest rate of 6.0%, with a maturity date of January 3, 2014 and has a balance at March 31, 2010 of $1,654,985. The second note carries an annual interest rate equal to the prime rate as published by Key Bank, NA, is payable on demand, and has a balance at March 31, 2010 of $49,361. Interest related to these two notes of $47,645 was accrued during the three months ended March 31, 2010.
Gas Supply and Pipeline Transport
The table below details gas supply and transport related balances and transactions with companies owned or controlled by Mr. Osborne:

			Three Months Ended
	Accounts	Accounts	March 31, 2010
	Receivable	Payable	Volumes	Amounts
	3/31/2010	3/31/2010	Purchased/(sold)	Purchased/(sold)

John D. Oil and Gas Marketing	90,655	220,406	701,791	$1,101,189
Cobra Pipeline	9,315	1,088,209	172,597	617,168
Orwell Trumbell Pipeline	—	369	182,054	175,104
Great Plains Exploration	347,697	59,053	(359,471)	(1,015,541)
Administrative and Other
We have a note receivable from ONG Marketing with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to ONG Marketing to finance the acquisition of a gas pipeline. At March 31, 2009 the balance was $61,978 with $9,077 due within one year. We have a corresponding agreement to lease the pipeline from ONG Marketing through December 31, 2016. During the three months ended March 31, 2010 we made $3,300 of rental payments.
During the three months ended March 31, 2010 we purchased $144,476 of pipe and other construction supplies from Big Oats Pipeline Supply, a company controlled by Mr. Osborne. The balance due at March 31, 2010 was $46,875.
We also provided management and other services to various companies controlled by Mr. Osborne of $38,877 during the quarter. The balance receivable for these services totaled $289,124 at March 31, 2010.
NOTE 14 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted
Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on consolidation of variable interest entities. The guidance will significantly affect various elements of consolidation under existing accounting standards, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary. This new guidance is effective for interim and annual periods beginning after November 15, 2009. We implemented the guidance on January 1, 2010 and the implementation did not have a material impact on our consolidated financial statements.
Fair Value Measurement Disclosures — In January 2010, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU No. 2010-06), which will update the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for Level 2 and Level 3 fair value measurements, transfers in and out of Levels 1 and 2, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 are effective for interim and annual periods beginning after December 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010. We implemented the portions of the guidance required on January 1, 2010 and the implementation did not have a material impact on our consolidated financial statements.

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
Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the SEC and our reports to shareholders, involve known and unknown risks and other factors that may cause our company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.
Overview
We are a natural gas utility with operations in Montana, Wyoming, North Carolina, Maine, Ohio and Pennsylvania. We distribute 29 billion cubic feet (bcf) of natural gas annually to approximately 62,000 residential, commercial and industrial customers. In addition to our core natural gas distribution business, we market approximately 2.4 bcf of natural gas annually to commercial and industrial customers in Montana and Wyoming. We also have an average 48% gross working interest (average 41% net revenue interest) in 160 natural gas producing wells and gas gathering assets that provide our marketing and production operation with a partial hedge when gas prices are greater than the cost of production. In addition, we own the Shoshone interstate and the Glacier gathering pipelines located in Montana and Wyoming. We have four reporting segments. Our primary segments are natural gas operations, marketing and production operations and pipeline operations. Our other segment is corporate and other.
Acquisitions and continued growth in our existing operations lead to our results for the quarter ended March 31, 2010. Our earnings increased to $3.5 million from net income of $2.0 million in the first quarter of 2009, an increase of 75%.
Our natural gas segment continues to grow through the acquisition of the Ohio Companies and customer growth in our existing operations. For the quarter the natural gas segment contributed net income of $3.7 million compared to a net income $1.5 million for the same period last year, an increase of 147%. Net income from the Ohio companies accounted for $1.4 million of the $2.2 million increase.
In our marketing and production segment, we saw a significant drop in the price we received for volumes produced from 2009 to 2010 which significantly reduced revenue received in our production operation. In addition, we experienced decreased sales in our gas marketing operation in 2010 compared to 2009. The trial in our lawsuit with Shelby Gas Association (“Shelby”) concluded on April 27, 2010 with the jury awarding Shelby damages in the amount of $522,000. After taking into account the existing liability of $82,000, we recorded the remaining liability and associated expense of $440,000 in the first quarter of 2010. Please refer to Note 12 in the Notes to Condensed Consolidated Financial Statements for further discussion. These factors led to a decline of 119% in earnings for the quarter to a net loss of $79,000 from net income of $423,000 for the same period in 2009.

Our pipeline operations segment returned net income of $36,000 for the three months ended March 31, 2010 compared to $30,000 for 2009 and Corporate and other operations incurred a net loss of $26,000 for the three months ended March 31, 2010 compared to a net loss of $29,000 for the same period in 2009.
Recent Acquisitions
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
New Holding Company Structure
On August 3, 2009, we completed a reorganization to implement a holding company structure. The new holding company, Energy, Inc., is the successor to Energy West, Incorporated, which is now a subsidiary of Energy, Inc. The purpose of the reorganization is to provide the flexibility to make future acquisitions through subsidiaries of the holding company rather than Energy West or its subsidiaries. The business operations of the company did not change as a result of the reorganization. Outstanding shares of stock of Energy West were automatically converted on a share for share basis, into identical shares of common stock of the new holding company. The stock now trades on the NYSE-AmexEquities under the new trading symbol “EGAS.”
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2009. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2010 and for the three month period ended March 31, 2010. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — Our net income for the three months ended March 31, 2010 was approximately $3.7 million compared to net income of approximately $2.0 million for the three months ended March 31, 2009, an increase of $1.7 million or 85%. The three months ended March 31, 2010 include net income of approximately $1.4 million from the operations of the Ohio Companies, acquired on January 5, 2010. An additional $100,000 increase is due to a $600,000 increase in net income from existing natural gas operations, offset by a decrease of $500,000 from our gas marketing and production operation.
Revenues — Our revenues for the three months ended March 31, 2010 were approximately $34.7 million compared to approximately $31.3 million for the three months ended March 31, 2009, an increase of $3.4 million. The increase was primarily attributable to: (1) a natural gas operations revenue increase of $5.4 million, due primarily to revenue from our recently acquired Ohio Companies of $10.7 and partially offset by a decrease in revenues from our existing natural gas operations of $5.3 million due to significantly lower commodity gas costs passed through to our customers and (2) a decrease in our marketing and production operation’s revenue of $2.0 million caused primarily by significantly lower index prices for natural gas.

Gross Margin — Gross margin increased $4.7 million, to approximately $12.5 million in the three months ended March 31, 2010 from approximately $7.8 million in three months ended March 31, 2009. Our natural gas operation’s margins increased $5.2 million with $4.1 million coming from the recently acquired Ohio companies, $800,000 from sales growth in our North Carolina and Maine markets and $264,000 from our recently acquired Cut Bank operation. Our marketing and production operation’s margin decreased by $428,000 due to lower sales in our marketing operation and lower prices received for gas produced in our production operation.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $2.0 million to $6.2 million in the three months ended March 31, 2010 as compared to $4.2 million in the three months ended March 31, 2009. Expenses from the recently acquired Ohio Companies totaled $1.9 million with the remaining $100,000 increase caused by increases in depreciation, maintenance and distribution, general and administrative expenses in our existing operations.
Other Loss — Other expenses increased by $226,000 to a loss of $251,000 in the three months ended March 31, 2010 from a loss of $25,000 in the three months ended March 31, 2009. This increase is caused by (1) expense of $440,000 in marketing and production related to the conclusion of the lawsuit with Shelby Gas Association and a $20,000 loss from our equity investment in Kykuit, (2) other income from the Ohio Companies of $160,000, offset by expense in existing natural gas operations of $6,000, and (3) a $80,000 increase in other income in our corporate and other segment.
Interest Expense — Interest expense increased by $247,000 to approximately $593,000 in the three months ended March 31, 2010 from approximately $346,000 in the three months ended March 31, 2009. Interest expense from the recently acquired Ohio companies totaled $264,000 partially offset by a decrease in short term interest expense of $17,000 from existing operations.
Income Tax Expense — Income tax expense increased by $600,000 to $1.8 million in the three months ended March 31, 2010 as compared to $1.2 million in the three months ended March 31, 2009. Income tax expense from the Ohio Companies totaled $750.000 and increased pre-tax income in our existing operations caused a $20,000 increase in expense. These are offset by a $190,000 income tax benefit from an adjustment to true up the deferred tax balance for a change in the effective state tax rate for 2010.
Operating Results of our Natural Gas Operations

	Three Months Ended March 31,
	2010	2009
Natural Gas Operations
Operating revenues	$31,506,160	$26,141,570
Gas purchased	19,620,814	19,434,852

Gross margin	11,885,346	6,706,718
Operating expenses	5,956,856	3,937,912

Operating income	5,928,490	2,768,806
Other income	172,891	19,333

Income before interest and taxes	6,101,381	2,788,139

Interest (expense)	(568,286)	(287,347)

Income before income taxes	5,533,095	2,500,792
Income tax (expense)	(1,801,800)	(961,959)

Net income	$3,731,295	$1,538,833

Natural Gas Revenues and Gross Margins — Our operating revenues in the three months ended March 31, 2010 increased by $5.4 million to approximately $31.5 million from approximately $26.1 million in the three months ended March 31, 2009. Revenues from our recently acquired Ohio Companies caused a $10.7 million increase in revenue. Revenues in our existing natural gas operations decreased by $5.3 million, caused primarily by significantly lower commodity gas costs passed through to our customers.

Gas purchases in our natural gas operations increased by $200,000 to approximately $19.6 million in the three months ended March 31, 2010 from approximately $19.4 million in the three months ended March 31, 2009. Gas purchases from our recently acquired Ohio Companies were $6.6 million. Gas purchases in our existing natural gas operations decreased by $6.4 million due primarily to significantly lower commodity gas prices.
Gross margin was approximately $11.9 million for the three months ended March 31, 2010, compared to approximately $6.7 million for the three months ended March 31, 2009. Of this increase of $5.2 million, the recently acquired Ohio companies accounted for $4.1 million. Sales growth in our North Carolina and Maine markets accounted for $800,000 of the increase and $264,000 was earned from our recently acquired Cut Bank operation.
Natural Gas Operating Expenses — Our operating expenses were approximately $6.0 million for the three months ended March 31, 2010, compared to approximately $3.9 million for the three months ended March 31, 2009. The $2.1 million increase is due primarily to operating expenses from our recently acquired Ohio Companies of $1.9 million, with the remaining $200,000 due to increases in depreciation, maintenance, and distribution, general and administrative expenses in our existing operations.
Natural Gas Other Income — Other income increased by $154,000 to $173,000 in the three months ended March 31, 2010 from $19,000 in the three months ended March 31, 2009. Other income from the recently acquired Ohio Companies was $160,000, with the offsetting loss of $6,000 coming from existing operations.
Natural Gas Interest Expense — Interest expense increased by $281,000 to $568,000 in the three months ended March 31, 2010 from $287,000 in the three months ended March 31, 2009. Interest expense from the recently acquired Ohio Companies was $264,000, with the remaining $17,000 from existing operations.
Natural Gas Income Tax Expense — Income tax expense increased from $800,000 to approximately $1.8 million in the three months ended March 31, 2010 from approximately $1.0 million in the three months ended March 31, 2009. Income tax expense from the recently acquired Ohio Companies was $75,000 with another $240,000 due to higher pre-tax income in our existing operations. These are offset by a $190,000 income tax benefit from an adjustment to true up the deferred tax balances for a change in the effective state tax rate for 2010.
Operating Results of our Marketing and Production Operations

	Three Months Ended
	March 31,
	2010	2009

Energy West Resources
Operating revenues	$3,118,323	$5,079,587
Gas purchased	2,591,411	4,124,894

Gross margin	526,912	954,693
Operating expenses	176,756	210,505

Operating income	350,156	744,188
Other income (expense)	(459,952)	—

Income before interest and taxes	(109,796)	744,188
Interest (expense)	(19,721)	(55,343)

Income (loss) before income taxes	(129,517)	688,845
Income tax benefit (expense)	50,567	(265,930)

Net income (loss)	$(78,950)	$422,915

Marketing and Production Revenues and Gross Margins — Our revenues decreased $2.0 million to approximately $3.1 million in the three months ended March 31, 2010 from approximately $5.1 million in the three months ended March 31, 2009. Retail gas revenues decreased by $1.8 million due to lower sales volumes in our Wyoming market and production revenues decreased by $227,000 due to lower prices received for volumes produced.
The gross margin in our marketing and production operations decreased $428,000 to approximately $527,000 million in the three months ended March 31, 2010 from approximately $955,000 in the three months ended March 31, 2009. Gross margin from retail gas decreased by $239,000 due to the lower sales volumes and gross margin from gas production decreased by $189,000, due to the lower revenue from volumes produced.

Marketing and Production Operating Expenses — Our operating expenses decreased approximately $34,000, to $177,000 in the three months ended March 31, 2010 from $211,000 in the three months ended March 31, 2009. Decreases in expense for professional services account for this change.
Marketing and Production Other Income (loss) — We incurred a loss of $460,000 in the three months ended March 31, 2010. A loss on our equity investment in Kykuit accounts for $20,000 of the loss. The trial in our lawsuit with Shelby Gas Association (“Shelby”) concluded on April 27, 2010 with the jury awarding Shelby damages in the amount of $522,000. We had an existing liability recorded of $82,000 and recorded the remaining liability and associated expense of $440,000 in the first quarter of 2010. Please refer to Note 12 in the Notes to Condensed Consolidated Financial Statements for further discussion. There was no other income or loss in the three months ended March 31, 2009.
Marketing and Production Interest Expense — Interest expense decreased approximately $35,000 to $20,000 in the three months ended March 31, 2010 from $55,000 in the three months ended March 31, 2009.
Marketing and Production Income Tax Expense — Income tax expense decreased approximately $317,000 to a benefit of $51,000 in the three months ended March 31, 2010 from an expense of $266,000 in the three months ended March 31, 2009, due to a decrease in pretax results to a pre-tax loss in the three months ended March 31, 2010 compared to pre-tax income in the three months ended March 31, 2009.
Operating Results of our Pipeline Operations

	Three Months Ended
	March 31,
	2010	2009

Pipeline Operations
Operating revenues	$108,602	$112,666
Gas purchased	—	—

Gross margin	108,602	112,666
Operating expenses	44,950	61,798

Operating income	63,652	50,868
Other income	—	—

Income before interest and taxes	63,652	50,868

Interest (expense)	(4,777)	(2,923)

Income before income taxes	58,875	47,945
Income tax (expense)	(22,640)	(18,437)

Net income	$36,235	$29,508

Net income increased $6,000 to approximately $36,000 in the three months ended March 31, 2010 from approximately $30,000 in the three months ended March 31, 2009, and the overall impact of our pipeline operations was not material to our results of consolidated operations.

Results of our Corporate and Other Operations

	Three Months Ended
	March 31,
	2010	2009

Corporate and Other
Operating revenues	$—	$—
Gas purchased	—	—

Gross margin	—	—
Operating expenses	2,521	—

Operating loss	(2,521)	—
Other income (expense)	35,646	(44,312)

Income (loss) before interest and taxes	33,125	(44,312)

Interest expense	—	(339)

Income (loss) before income taxes	33,125	(44,651)
Income tax benefit (expense)	(58,763)	16,118

Net income (loss)	$(25,638)	$(28,533)

Our “Corporate and Other” reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Energy, Inc.’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.
Results of corporate and other operations for the three months ended March 31, 2010 include dividends from marketable securities of approximately $81,000, offset by administrative costs of $2,500, costs related to acquisition activities of $46,000, and the related income taxes expense of $59,000, for a net loss of approximately $26,000.
Results of corporate and other operations for the three months ended March 31, 2009 include costs related to acquisition activities of $89,000, offset by dividends from marketable securities of approximately $44,000 and the applicable income tax benefit of approximately $16,000, for a net loss of approximately $29,000.
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.
Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, our $2.1 million credit facility with Citizens Bank, and our $1.5 million credit facility with Huntington National Bank N.A., shown in total as line of credit on the accompanying balance sheets. Our use of revolving lines of credit at March 31, 2010 was $7.6 million at the Bank of America, $2.1 million at Citizens Bank, and $1.5 million at Huntington National Bank, N.A. This is an increase from our $5.6 million line of credit balance at March 31, 2009. This change in our line of credit is caused primarily by decreased collections of recoverable costs of gas and accounts receivable, increased purchases of natural gas to fill storage at low rates, and increased payments of accrued liabilities and accounts payable.
Long-term and current debt was $27.7 million at March 31, 2010, and $13.0 million at March 31, 2009. $14.9 million of long-term debt was purchased as part of the of the Ohio companies acquisition, and with $200,000 in payments made since the purchase date.

Cash increased by $581,000 from December 31, 2009 to March 31, 2010, compared with the $354,000 increase in cash for the quarter ended March 31, 2009, as shown in the following table:

	March 31,
	2010	2009

Cash provided by operating activities	$10,055,057	$14,893,827
Cash used in investing activities	(874,375)	(2,117,692)
Cash used in financing activities	(8,599,940)	(12,422,162)

Increase in cash	$580,742	$353,973

Cash provided by operating activities was approximately $4.8 million lower in the three months ended March 31, 2010 than the three months ended March 31, 2009. Items affecting the use of cash included an increase in amounts paid for gas inventory of $4.9 million, a $1.8 million increase in payments of accounts payable, a $4.2 million increase in accounts receivable collections, an increase in net income of $1.7 million, and a $4.2 million decrease in collections of recoverable costs of gas.
Cash used in investing activities was approximately $1.2 million lower in the three months ended March 31, 2010, than the three months ended March 31, 2009, primarily due to a $600,000 decrease in construction expenditures. Other changes include a $300,000 increase in sales of marketable securities, a $200,000 decrease in purchases of other investments, and $100,000 in cash purchased in the Ohio acquisition.
Cash used in financing activities in the three months ended March 31, 2010 was $8.6 million. This is $3.8 million less than the cash used of $12.4 million in the three months ended March 31, 2009 and is due to increased net borrowings on the line of credit of $4.8 million, increased payments on long and short-term borrowings of $700,000, and a $300,000 increase in dividends paid as compared to the three months ended March 31, 2009.
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
With the acquisition of the Ohio Companies, Energy, Inc. now has two additional lines of credit from Citizens Bank and Huntington National Bank, N.A., which are used for working capital needs by NEO and Orwell, respectively.
Long Term Debt and Bank of America Line of Credit
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, we issued $13.0 million aggregate principal amount of our 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $463,000 in new debt issue costs to be amortized over the life of the new note.
Bank of America Line of Credit — On June 29, 2007, we established our five-year unsecured credit facility with Bank of America, replacing a previous $20.0 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by us. At March 31, 2010, the Company had $7.6 million in borrowings on the line of credit.

The following table represents borrowings under the Bank of America revolving line of credit for the quarter ended March 31, 2010.

Minimum borrowing	$7,298,000
Maximum borrowing	$14,650,000
Average borrowing	$10,218,000
Our 6.16% Senior Unsecured Notes and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At March 31, 2010 and 2009, we believe we were in compliance with the financial covenants under our debt agreements.
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
The Citizens Credit Facility requires Great Plains, GPL and NEO to maintain a debt service coverage ratio of at least 1.25 to 1.0 measured quarterly on a rolling four quarter basis. The Citizens Credit Facility also requires NEO, Great Plains and GPL to maintain a minimum net worth, on a combined basis, equal to the sum of $1,815,000 plus 100% of net income less the pro-rata share of any dividend paid to Energy, Inc., measured on a quarterly basis beginning with the quarter ended December 31, 2009. The Citizens Credit Facility allows NEO, Great Plains and to pay dividends to Energy, Inc. if those entities’ combined net worth (as defined in the Citizens loan documents) after payment of any dividends would not be less than $1,815,000 on a consolidated basis as positively increased by 100% of net income as of the end of each fiscal quarter and fiscal year.
At March 31, 2010, $2.1 million has been borrowed under the revolving line of credit, $7.2 million under the NEO term loan, $2.4 million under the Great Plains term loan and $798,000 under the GPL term loan.
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
The Huntington Credit Facility requires Orwell to maintain a fixed charge coverage ratio of at least 1 to 1 of EBITDA to the sum of (i) scheduled principal payments on debt and capital leases, plus (ii) interest expense, plus (iii) federal, state and local income tax expense, plus (iv) dividends and distributions, measured on a rolling four quarter basis. The Huntington Credit Facility allows Orwell to pay dividends to Energy, Inc. as long as the aggregate amount of all dividends, distributions, redemptions and repurchases in any fiscal year do not exceed 60% of net income (as defined in the Huntington Credit Facility) of Orwell for each fiscal year. At March 31, 2010, $1.5 million has been borrowed under the credit line and $4.4 million under the term note. The Huntington Credit Facility is also secured by a pledge of $3.0 million in market value of Energy, Inc. stock by the RMO Trust.
Combined Term Loans and Credit Facilities
At March 31, 2010, the Company had approximately $3.3 million in cash ($2.7 million net of bank overdrafts). In addition, at March 31, 2010, Energy, Inc. had $11.2 million in borrowings under its lines of credit and our net available borrowing capacity at March 31 was $12.4 million.
The total amount outstanding under all Energy, Inc.’s long-term debt obligations was $27.7 million and $13.0 million at March 31, 2010 and 2009 respectively. The portion of such obligations due within one year was $5.2 million, and $0.0 at March 31, 2010, and 2009, respectively.
Capital Expenditures
We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those two service areas. For the twelve months ended December 31, 2009 our total capital expenditures were approximately $8.9 million. During the three months ended March 31, 2010 and 2009 capital expenditures were $1.3 million and $1.9 million, respectively. We estimate future cash requirements for capital expenditures will be as follows:

Estimated
Future Cash
Requirements
through 12/31/10
(In thousands)

Natural Gas Operations	$6,061
Energy West Resources	—
Pipeline Operations	—

Total capital expenditures	$6,061

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
Interest Rate Risk
Our results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). We mitigate this risk by entering into long-term debt agreements with fixed interest rates. Some of our notes payable, however, may be subject to variable interest rates that we may mitigate by entering into interest rate swaps. A hypothetical 100 basis point change in market rates applied to the balance of the notes payable would change our interest expense by approximately $181,000 annually.
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
Equity Price Risk
Equity securities are subject to equity price risk, which is defined as the potential for loss in market value due to a decline in equity prices. The value of common stock equity investments is dependent upon the general conditions in the securities markets and the business and financial performance of the individual companies in the portfolio. Values are typically based on future economic prospects as perceived by investors in the equity markets. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that such declines in the fair value of such assets below our accounting basis are other-than-temporary. For additional discussion of our equity securities, see Note 2 to the unaudited financial statements included herein.

ITEM 4(T) —	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2010, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 —	LEGAL PROCEEDINGS.
On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (“Shelby”) alleges a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. On March 24, 2010, the court granted the Company’s motions in limine regarding various aspects of damages which Shelby was seeking, including disallowance of attorneys’ fees, punitive damages and consequential damages. The trial was completed on April 27, 2010, and the jury in the case awarded Shelby damages in the amount of $522,000. We had an existing liability recorded of $82,000 and we have recorded the remaining liability and associated expense of $440,000 in our balance sheet and statement of income for the period ending March 31, 2010.
The Company is involved in certain other lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

ITEM 6 —	EXHIBITS.

Exhibit
Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energy, Inc.
May 14, 2010	/s/ Thomas J. Smith
Thomas J. Smith
Chief Financial Officer (principal financial officer and principal accounting officer)