Form 10-Q
period 2010-06-30
Gas Natural Inc.
filed 2010-08-16
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number 001-34585
GAS NATURAL INC.
(Exact name of registrant as specified in its charter)

Ohio	27-3003768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 First Avenue South, Great Falls, Montana	59401
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of August 12, 2010 was 6,072,926 shares.
As used in this Form 10-Q, the terms “company”, “Gas Natural”, “Registrant”, “we”, “us”, and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of June 30, 2010.

GAS NATURAL INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS.
GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,		December 31,
	2010	2009	2009
ASSETS
Current Assets:
Cash	$5,238,165	$698,509	$2,752,168
Marketable securities	2,082,792	5,702,732	4,411,171
Accounts and notes receivable less $455,224, $191,990, and $233,332, respectively, allowance for bad debt	4,891,001	3,031,605	7,579,974
Accounts and notes receivable — related parties	916,794	—	—
Unbilled gas	1,352,227	825,951	2,869,826
Natural gas and propane inventories	3,990,424	2,551,005	5,251,942
Materials and supplies	1,542,027	1,111,688	1,018,673
Prepayments and other	1,369,538	147,288	552,641
Income tax receivable	217,068	—	—
Recoverable cost of gas purchases	1,560,975	467,866	641,755
Deferred tax asset	540,255	971,850	562,936

Total current assets	23,701,266	15,508,494	25,641,086

Property, Plant and Equipment, Net	71,721,232	37,761,796	41,203,668

Deferred Tax Assets — Long-Term	4,864,987	5,272,114	7,550,970
Deferred Charges	1,899,571	2,312,255	2,094,468
Other Investments	809,637	1,311,208	784,363
Goodwill	13,813,626	—	1,056,771
Customer Relationships	673,583	—	—
Note Receivable — Related Party	50,531	—	—
Other Assets	449,077	83,123	294,356

TOTAL ASSETS	$117,983,510	$62,248,990	$78,625,682

The accompanying notes are an integral part of these condensed financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED (unaudited)

	June 30,		December 31,
	2010	2009	2009
LIABILITIES AND CAPITALIZATION
Current Liabilities:
Checks issued in excess of amounts on deposit	$604,300	$421,934	$663,777
Accounts payable	8,073,046	3,749,995	5,530,645
Accounts payable — related parties	294,187	—	—
Line of credit	13,548,337	3,600,000	14,651,265
Notes payable	5,117,266	—	—
Notes payable — related parties	1,704,346	—	—
Accrued taxes	89,298	300,408	534,710
Accrued and other current liabilities	6,773,430	3,939,497	4,594,883
Overrecovered gas purchases	1,049,578	2,205,472	1,452,580

Total current liabilities	37,253,788	14,217,306	27,427,860

Other Obligations:
Deferred investment tax credits	207,972	229,034	218,503
Other long-term liabilities	3,031,998	2,379,342	2,291,511

Total	3,239,970	2,608,376	2,510,014

Long-Term Debt	22,378,677	13,000,000	13,000,000

Commitments and Contingencies (see note 12)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 15,000,000 shares authorized, 6,072,551, 4,354,785, and 4,361,869 shares outstanding at June 30, 2010 and 2009, and December 31, 2009, respectively	910,883	653,218	654,280
Treasury stock	—	(8,012)	—
Capital in excess of par value	23,376,994	5,975,868	6,514,851
Capital in excess of par value — noncontrolling interest	—	—	100,989
Accumulated other comprehensive income	62,706	454,491	146,701
Retained earnings	30,760,492	25,347,743	28,270,987

Total stockholders’ equity	55,111,075	32,423,308	35,687,808

TOTAL CAPITALIZATION	77,489,752	45,423,308	48,687,808

TOTAL LIABILITIES AND CAPITALIZATION	$117,983,510	$62,248,990	$78,625,682

The accompanying notes are an integral part of these condensed financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Natural gas operations	$14,682,109	$9,544,306	$46,188,269	$35,685,876
Gas—wholesale	1,868,009	2,582,758	4,986,332	7,662,345
Pipeline operations	106,355	111,401	214,957	224,067

Total revenues	16,656,473	12,238,465	51,389,558	43,572,288

COST OF SALES:
Gas purchased	7,919,762	5,029,479	27,540,576	24,464,331
Gas—wholesale	1,462,808	1,960,833	4,054,219	6,085,727

Total cost of sales	9,382,570	6,990,312	31,594,795	30,550,058

GROSS MARGIN	7,273,903	5,248,153	19,794,763	13,022,230

EXPENSES:
Distribution, general, and administrative	4,374,029	2,525,331	8,289,471	5,420,885
Maintenance	245,153	185,183	536,482	356,590
Depreciation and amortization	1,035,029	531,471	2,003,058	1,045,145
Taxes other than income	752,952	482,686	1,759,235	1,112,266

Total expenses	6,407,163	3,724,671	12,588,246	7,934,886

OPERATING INCOME	866,740	1,523,482	7,206,517	5,087,344

OTHER INCOME (LOSS)	348,228	(84,939)	96,813	(109,918)
INTEREST EXPENSE	(528,972)	(252,399)	(1,121,756)	(598,351)

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	685,996	1,186,144	6,181,574	4,379,075
INCOME TAX EXPENSE	(220,214)	(500,059)	(2,052,850)	(1,730,267)

NET INCOME	$465,782	$686,085	$4,128,724	$2,648,808

BASIC INCOME PER COMMON SHARE:
Income from operations	$0.08	$0.16	$0.68	$0.62

DILUTED INCOME PER COMMON SHARE:
Income from operations	$0.08	$0.16	$0.68	$0.62

DIVIDENDS DECLARED PER COMMON SHARE:	$0.13	$0.14	$0.27	$0.26

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic	6,071,538	4,300,239	6,071,538	4,299,174
Diluted	6,080,617	4,303,121	6,079,527	4,302,036
The accompanying notes are an integral part of these condensed financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,128,724	$2,648,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion including deferred charges and financing costs	1,961,239	1,231,030
Stock-based compensation	45,662	50,555
Gain on sale of securities	(109,144)	—
Investment tax credit	(10,531)	(10,531)
Deferred income taxes	492,520	195,822
Changes in assets and liabilities:
Accounts and notes receivable	11,834,779	8,412,275
Accounts and notes receivable — related parties	(902,858)	—
Natural gas and propane inventories	1,893,096	7,340,796
Accounts payable	(3,483,758)	(2,431,551)
Accounts payable — related parties	185,880	—
Recoverable/refundable cost of gas purchases	(2,030,733)	2,756,033
Prepayments and other	(550,691)	275,226
Accrued interest — related parties	77,653	—
Other assets & liabilities	(3,844,084)	(618,731)

Net cash provided by operating activities	9,687,754	19,849,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(2,190,624)	(3,923,127)
Sale/Purchase of marketable securities	2,353,878	(1,068,727)
Purchase of Cut Bank shares	(100,989)	—
Purchase of Kidron investment	(105,078)	—
Cash acquired in acquisitions	144,203	—
Other investments	(19,220)	(229,785)
Customer advances received for construction	34,196	(55,359)
Increase from contributions in aid of construction	19,837	65,139

Net cash provided by (used in) investing activities	136,203	(5,211,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(436,886)	—
Proceeds from lines of credit	21,850,000	7,300,000
Repayment of notes payable and lines of credit	(26,552,098)	(21,195,000)
Repayments of other short-term borrowings	(559,910)	—
Dividends paid	(1,639,066)	(1,109,893)

Net cash used in financing activities	(7,337,960)	(15,004,893)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,485,997	(367,020)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,752,168	1,065,529

End of period	$5,238,165	$698,509

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Gas Natural Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Information for the year ended December 31, 2009 has been derived from our audited financial statements.
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
Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to June 30, 2010 have been evaluated as to their potential impact to the financial statements through the date of issuance. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
Gas Natural Inc. is the parent company of Energy West, Incorporated which is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine, Lightning Pipeline Company, Inc. with utility operations in Ohio and Pennsylvania and Great Plains Natural Gas Company and Brainard Gas Corp, each with utility operations in Ohio. The Company was originally incorporated in Montana in 1909. The Company currently has four reporting segments:

•	Natural Gas Operations	Annually, we distribute approximately 29 billion cubic feet of natural gas to approximately 62,000 customers through regulated utilities operating in Montana, Wyoming, Ohio, Pennsylvania, Maine and North Carolina. We acquired our Maine and North Carolina operations in 2007, while Cut Bank Gas in Montana was added in November 2009. Most recently, we closed the acquisition of our Ohio and Pennsylvania operations on January 5, 2010.

•	Marketing and Production Operations (EWR)	Annually, we market approximately 2.4 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, Energy West Resources, Inc. (EWR). EWR owns an average 48% gross working interest (an average 41% net revenue interest) in 160 natural gas producing wells and gas gathering assets. Energy West Propane, Inc. dba Missouri River Propane (MRP), is our small Montana wholesale distribution company that sells propane to our affiliated utility. It had been reported in our propane operations, but is now being reported in marketing and production operations.

•	Pipeline Operations (EWD)	The Company owns the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary Energy West Development, Inc. (EWD). Certain natural gas producing wells owned by the Company’s pipeline operations are being managed and reported under our marketing and production operations.

•	Corporate and Other	Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Reported in Corporate and other for the six months ended June 30, 2010 and 2009 are costs associated with business development and acquisitions, and dividend income and recognized gains from the sale of marketable securities.

On June 30, 2010, our shareholders approved the reincorporation of the Company from Montana to Ohio. The reincorporation was effectuated on July 9, 2010. The reincorporation effected a change in the legal domicile of the Company and other changes of a legal nature, but did not result in any change in our business, our management personnel, our operations or the location of our facilities. As part of the reincorporation, the Company changed its name to “Gas Natural Inc.” Our ticker symbol has not changed and our shares continue to trade on the NYSE Amex under the symbol “EGAS.”
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
Merger Agreements — Energy West, Incorporated, now a wholly-owned subsidiary of the Company (“Energy West”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) on June 29, 2009 with Richard M. Osborne, as Trustee of the Richard M. Osborne Trust (the “RMO Trust”), Rebecca Howell, Stephen M. Rigo, Marty Whelan, and Thomas J. Smith (Messrs. Osborne, Rigo, Whelan and Smith and Ms. Howell are hereinafter collectively referred to as “Shareholders”), Lightning Pipeline, Great Plains, BGC and three to-be-formed wholly-owned Ohio subsidiary corporations of Energy West. On June 29, 2009, Energy West also entered into an Agreement and Plan of Merger (together with the Merger Agreement, the “Merger Agreements”) with GPL, the RMO Trust and a fourth to-be-formed Ohio acquisition subsidiary (each acquisition subsidiary hereinafter referred to as an “Acquisition Sub” and collectively, as the “Acquisition Subs”) of Energy West. Mr. Osborne is our chairman of the board and chief executive officer, Mr. Smith is a director and our chief financial officer, and Ms. Howell is our corporate secretary. We completed on August 3, 2009, a reorganization to implement a holding company structure. The Company, as the new holding company, became the successor issuer to Energy West, and Energy West assigned its rights under the Merger Agreements to the Company. Pursuant to the terms of the Merger Agreements, on January 5, 2010, four separate mergers occurred whereby an Acquisition Sub of Gas Natural merged with and into each Ohio Company. The Ohio Companies survived the mergers, becoming four separate wholly-owned subsidiaries of the Company. The transactions contemplated by the Merger Agreements are referred to herein as the “Merger Transaction.”
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

The acquisition of the Ohio Companies is being accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. For purposes of measuring the estimated fair value of the assets acquired and liabilities assumed, an independent appraisal firm conducted a valuation analysis as of the date of acquisition, January 5, 2010. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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
The following table shows results of operations (in thousands) for the six months ended June 30, 2010, including the results of the Ohio Companies since the acquisition date of January 5, 2010. The table also shows pro-forma results for the six months ended June 30, 2009 as if the acquisition had occurred on January 1, 2009. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and the Ohio Companies for the six months ended June 30, 2009, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the Ohio Companies. The results of operations for the Ohio companies for the period from January 1, 2010 to January 4, 2010 were not material.

	Six Months Ended June 30,
	2010	2009
		Pro forma
	(in thousands)

Revenues	$51,390	$64,215

Operating income	7,206	7,707

Net income	4,129	4,201

Earnings per share — basic	$0.68	$0.70

Earnings per share — diluted	$0.68	$0.70
There is $14,320,000 of revenue and $937,000 of net income from the Ohio companies included in the consolidated statement of income for the six months ended June 30, 2010.
The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
NOTE 2 — MARKETABLE SECURITIES
Securities investments are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.
The following is a summary of available-for-sale securities at:

	Marketable securities
	Investment	Unrealized	Estimated
	at cost	gains	Fair Value

June 30, 2010	$1,981,113	$101,679	$2,082,792

December 31, 2009	$4,172,899	$238,272	$4,411,171

June 30, 2009	$4,964,203	$738,529	$5,702,732

Unrealized gain (loss) on available-for-sale securities of $62,706, $146,701 and $454,491 (net of $38,973, $91,571, and $284,038 in taxes), was included in accumulated other comprehensive income in the accompanying unaudited condensed balance sheets at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.
Proceeds from the sales of marketable securities during the three and six months ended June 30, 2010 were $2,051,981 and $2,353,878, respectively, and gross realized gains were $82,535 and $109,144, respectively. No marketable securities were sold during the three and six months ended June 30, 2009.
The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair values of marketable securities are estimated based on the closing share price on the quoted market for those investments. The fair value of Gas Natural’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality. Cost basis is determined by specific identification of securities sold.
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

Valuation Hierarchy
A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2010:

	June 30, 2010
	Level I	Level II	Level III	TOTAL
Available-for-sale securities	$2,082,792	—	—	$2,082,792

Total assets at fair value	$2,082,792	$—	$—	$2,082,792

NOTE 4 — DEFERRED CHARGES
Deferred Charges consist of the following:

	June 30,		December 31,
	2010	2009	2009

Regulatory asset for property taxes	$1,094,869	$1,401,120	$1,247,993
Regulatory asset for income taxes	452,645	452,645	452,646
Regulatory asset for deferred environmental remediation costs	(46,912)	45,234	22,042
Rate case costs	28,901	18,538	15,448
Unamortized debt issue costs	370,068	394,718	356,339

Total	$1,899,571	$2,312,255	$2,094,468

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

NOTE 5 — ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	June 30,		December 31,
	2010	2009	2009

Property tax settlement—current portion	$242,120	$242,121	$242,120
Payable to employee benefit plans	173,718	126,564	81,045
Accrued vacation	147,816	582,481	55,416
Customer deposits	669,880	472,607	521,535
Accrued interest	25,878	8,931	31,900
Accrued interest — related parties	369,958	—	—
Accrued taxes other than income	2,388,745	652,738	640,801
Deferred payments from levelized billing	2,113,872	1,093,477	2,176,671
Other regulatory liabilities	30,994	—	59,996
Other	610,449	760,578	785,399

Total	$6,773,430	$3,939,497	$4,594,883

NOTE 6 — OTHER LONG TERM LIABILITIES
Other long-term liabilities consist of the following:

	June 30,		December 31,
	2010	2009	2009

Asset retirement obligation	$1,493,524	$766,167	$787,233
Customer advances for construction	834,446	769,596	800,250
Regulatory liability for income taxes	83,161	83,161	83,161
Regulatory liability for gas costs	131,443	—	131,443
Long term notes payable	3,416	31,410	3,416
Property tax settlement	486,008	729,008	486,008

Total	$3,031,998	$2,379,342	$2,291,511

NOTE 7 — LINES OF CREDIT AND LONG-TERM DEBT
The Company funds its operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, Gas Natural has used the working capital line of credit portion of the credit facility with Bank of America, N.A. (“Bank of America”) (fka LaSalle Bank, N.A.) Gas Natural has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, Gas Natural’s short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.
With the acquisition of the Ohio Companies, Gas Natural now has two additional lines of credit from Citizens Bank and Huntington National Bank, N.A., which are used for working capital needs by NEO and Orwell, respectively.

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
Bank of America Line of Credit — On June 29, 2007, Energy West established its five-year unsecured credit facility with Bank of America, replacing a previous $20 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by Energy West. At June 30, 2010, Energy West had $9.9 million in borrowings on the line of credit.
Debt Covenants — Energy West’s 6.16% Senior Unsecured Notes and the Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At June 30, 2010, Energy West believes it was in compliance with the financial covenants under its debt agreements.
Citizens Bank Credit Facility
In connection with our acquisition of our Ohio operations, NEO, Great Plains and GPL each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consists of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains and GPL respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guarantees each loan. Our chairman and chief executive officer, Richard M. Osborne, guarantees each loan both individually and as trustee of the RMO Trust, and Great Plains guarantees NEO’s revolving line of credit and term loan as well as GPL’s term note.
Long-term Debt — $10.3 million 5.00% Senior Secured Notes — NEO’s, Great Plains’ and GPL’s term loans with Citizens Bank are in the amounts of $6.8 million, $2.3 million and $783,000 respectively. Each term note has a maturity date of July 1, 2013 and bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 400 basis points with an interest rate floor of 5.00% per annum. Currently, the interest rate is 5.00% per annum. The term notes require monthly payments of approximately $102,000 in the aggregate.
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
The Citizens Credit Facility requires Great Plains, GPL and NEO to maintain a debt service coverage ratio of at least 1.25 to 1.0 measured quarterly on a rolling four quarter basis. The Citizens Credit Facility also requires NEO, Great Plains and GPL to maintain a minimum net worth, on a combined basis, equal to the sum of $1,815,000 plus 100% of net income less the pro-rata share of any dividend paid to Gas Natural, measured on a quarterly basis beginning with the quarter ended December 31, 2009. The Citizens Credit Facility allows NEO, Great Plains and GPL to pay dividends to Gas Natural if those entities’ combined net worth (as defined in the Citizens loan documents) after payment of any dividends would not be less than $1,815,000 on a consolidated basis as positively increased by 100% of net income as of the end of each fiscal quarter and fiscal year.
At June 30, 2010, $2.1 million has been borrowed under the revolving line of credit, $6.8 million under the NEO term loan, $2.3 million under the Great Plains term loan and $783,000 under the GPL term loan.
Huntington Credit Facility
On December 31, 2009, Orwell entered into an amended and restated short-term credit facility with The Huntington National Bank, N.A. (the “Huntington Credit Facility”). The Huntington Credit Facility amends and restates the previous credit facility that matured on November 30, 2009. The loan is secured by all of the assets of Orwell. The Huntington Credit Facility is guaranteed by Gas Natural, Lightning Pipeline, Mr. Osborne individually and as Trustee of the RMO Trust, and certain entities owned and controlled by Mr. Osborne.

Long-term Debt — $4.6 Million Senior Secured Note — The Huntington Credit Facility includes a $4.6 million term note that bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The term note requires monthly payments of approximately $33,000 and matures on November 29, 2010.
Line of Credit — The Huntington Credit Facility also includes a $1.5 million line of credit. The credit line bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The credit line requires monthly interest payments with the principal due at maturity, November 29, 2010.
The Huntington Credit Facility requires Orwell to maintain a fixed charge coverage ratio of at least 1 to 1 of EBITDA to the sum of (i) scheduled principal payments on debt and capital leases, plus (ii) interest expense, plus (iii) federal, state and local income tax expense, plus (iv) dividends and distributions, measured on a rolling four quarter basis. The Huntington Credit Facility allows Orwell to pay dividends to Gas Natural as long as the aggregate amount of all dividends, distributions, redemptions and repurchases in any fiscal year do not exceed 60% of net income (as defined in the Huntington Credit Facility) of Orwell for each fiscal year. At June 30, 2010, $1.5 million has been borrowed under the credit line and $4.2 million under the term note. The Huntington Credit Facility is also secured by a pledge of 300,000 shares of Gas Natural common stock by the RMO Trust.
Combined Term Loans and Credit Facilities
At June 30, 2010, the Company had approximately $5.2 million in cash ($4.6 million net of bank overdrafts). In addition, at June 30, 2010, Gas Natural had $13.5 million in borrowings under its lines of credit and net available borrowing capacity at June 30, 2010 of $10.1 million.
The total amount outstanding under all Gas Natural’s long-term debt obligations was $27.5 million and $13.0 million at June 30, 2010 and 2009 respectively. The portion of such obligations due within one year was $5.1 million and $0 at June 30, 2010 and 2009, respectively.
NOTE 8 — INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Income tax from continuing operations:
Tax expense at statutory rate of 34%	$233,238	$403,289	$2,101,735	$1,488,886
State income tax, net of federal tax expense	(4,980)	27,087	(44,878)	100,001
Amortization of deferred investment tax credits	(5,265)	(5,266)	(5,265)	(10,531)
Other	(2,779)	74,949	1,258	151,911

Total income tax expense	$220,214	$500,059	$2,052,850	$1,730,267

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax benefits were accrued at June 30, 2010.
The tax years 2004 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

NOTE 9 — SEGMENT INFORMATION
Three Months Ended June 30, 2010

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$14,760,696	$—	$—	$—	$(78,587)	$14,682,109
Marketing and Production	—	3,704,869	—	—	(1,836,860)	1,868,009
Pipeline operations	—	—	106,355	—	—	106,355

Total operating revenue	14,760,696	3,704,869	106,355	—	(1,915,447)	16,656,473

COST OF SALES:
Gas purchased	7,998,349	—	—	—	(78,587)	7,919,762
Gas — wholesale	—	3,299,668	—	—	(1,836,860)	1,462,808

Total Cost of Sales	7,998,349	3,299,668	—	—	(1,915,447)	9,382,570

GROSS MARGIN	$6,762,347	$405,201	$106,355	$—	$—	$7,273,903

OPERATING INCOME:	$632,599	$207,305	$35,679	$(8,843)	$—	$866,740

NET INCOME	$247,979	$113,145	$24,485	$80,173	$—	$465,782

Total Assets	106,348,208	4,737,608	755,112	58,037,889	(51,845,781)	$118,033,036
Goodwill	13,813,626	—	—	—	—	$13,813,626
Three Months Ended June 30, 2009

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$9,673,807	$—	$—	$—	$(129,501)	$9,544,306
Marketing and Production	—	3,747,988	—	—	(1,165,230)	2,582,758
Pipeline operations	—	—	111,401	—	—	111,401

Total operating revenue	9,673,807	3,747,988	111,401	—	(1,294,731)	12,238,465

COST OF SALES:
Gas purchased	5,158,980	—	—	—	(129,501)	5,029,479
Gas — wholesale	—	3,126,063	—	—	(1,165,230)	1,960,833

Total Cost of Sales	5,158,980	3,126,063	—	—	(1,294,731)	6,990,312

GROSS MARGIN	$4,514,827	$621,925	$111,401	$—	$—	$5,248,153

OPERATING INCOME:	$1,007,763	$442,485	$73,234	$—	$—	$1,523,482

NET INCOME	$558,644	$266,265	$43,218	$(182,042)	$—	$686,085

Total Assets	48,962,186	4,817,916	707,757	29,283,317	(21,522,186)	$62,248,990
Goodwill	—	—	—	—	—	$—

Six Months Ended June 30, 2010

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$46,345,465	$—	$—	$—	$(157,196)	$46,188,269
Marketing and Production	—	9,188,180	—	—	(4,201,848)	4,986,332
Pipeline operations	—	—	214,957	—	—	214,957

Total operating revenue	46,345,465	9,188,180	214,957	—	(4,359,044)	51,389,558

COST OF SALES:
Gas purchased	27,697,772	—	—	—	(157,196)	27,540,576
Gas — wholesale	—	8,256,067	—	—	(4,201,848)	4,054,219

Total Cost of Sales	27,697,772	8,256,067	—	—	(4,359,044)	31,594,795

GROSS MARGIN	$18,647,693	$932,113	$214,957	$—	$—	$19,794,763

OPERATING INCOME:	$6,561,089	$557,461	$99,331	$(11,364)	$—	$7,206,517

NET INCOME	$3,979,274	$34,195	$60,720	$54,535	$—	$4,128,724

Total Assets	106,348,208	4,737,608	755,112	58,037,889	(51,845,781)	$118,033,036
Goodwill	13,813,626	—	—	—	—	$13,813,626
Six Months Ended June 30, 2009

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$36,056,899	$—	$—	$—	$(371,023)	$35,685,876
Marketing and Production	—	11,153,583	—	—	(3,491,238)	7,662,345
Pipeline operations	—	—	224,067	—	—	224,067

Total operating revenue	36,056,899	11,153,583	224,067	—	(3,862,261)	43,572,288

COST OF SALES:
Gas purchased	24,835,354	—	—	—	(371,023)	24,464,331
Gas — wholesale	—	9,576,965	—	—	(3,491,238)	6,085,727

Total Cost of Sales	24,835,354	9,576,965	—	—	(3,862,261)	30,550,058

GROSS MARGIN	$11,221,545	$1,576,618	$224,067	$—	$—	$13,022,230

OPERATING INCOME:	$3,776,569	$1,186,673	$124,102	$—	$—	$5,087,344

NET INCOME	$2,097,477	$689,180	$72,726	$(210,575)	$—	$2,648,808

Total Assets	48,962,186	4,817,916	707,757	29,283,317	(21,522,186)	$62,248,990
Goodwill	—	—	—	—	—	$—
NOTE 10 — STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Gas Natural Inc. 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of June 30, 2010, there were 29,500 options outstanding, and the maximum number of shares available for future grants under this plan is 63,500 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the Company’s outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

Stock Option Disclosures — The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In the quarters ended June 30, 2010 and 2009, 0 and 5,000 options were granted, respectively. At June 30, 2010 and 2009, a total of 29,500 and 34,500 options were outstanding, respectively.
A summary of the status of the Company’s stock option plans as of June 30, 2010 and December 31, 2009 and changes during the periods ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding December 31, 2009	44,500	$8.52
Granted	—	$—
Exercised	—	$—
Expired	(15,000)	$9.93

Outstanding June 30, 2010	29,500	$7.81	$90,110

Exercisable June 30, 2010	10,000	$7.87	$29,875

The following information applies to options outstanding at June 30, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
Grant	Number	Exercise	Life	Number
Date	Outstanding	Price	(Years)	Exercisable

1/6/2006	4,500	$6.35	0.52	0
12/1/2008	10,000	$7.10	8.42	5,000
6/3/2009	5,000	$8.44	3.93	2,500
12/1/2009	10,000	$8.85	9.42	2,500

	29,500			10,000

NOTE 11 —COMPREHENSIVE INCOME
Comprehensive income includes net income and other comprehensive income, which is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of income in computing net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$465,782	$686,085	$4,128,724	$2,648,808
Other comprehensive income
Change in unrealized loss on available-for-sale securities, net of tax	83,052	908,156	(84,059)	773,638

Comprehensive income	$548,834	$1,594,241	$4,044,665	$3,422,446

Other comprehensive income is reported net of tax of $51,904 and $567,561 for the three months ended June 30, 2010 and 2009, and ($52,534) and $483,492 for the six months ended June 30, 2010 and 2009.
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
Legal Proceedings —On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (“Shelby”) alleged a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. The trial of the lawsuit was completed on April 27, 2010, and the jury in the case awarded Shelby damages in the amount of $522,000. We had an existing liability recorded of $82,000 and we recorded the remaining expense of $440,000 in our statement of income for the six months ending June 30, 2010.
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
Note Payable to Mr. Osborne
We have two notes payable to Mr. Osborne. The first carries an annual interest rate of 6.0% with a maturity date of January 3, 2014 and has a balance at June 30, 2010 of $1,654,985, plus accrued interest of $367,550. The second note carries an annual interest rate equal to the prime rate as published by Key Bank, NA, is payable on demand, and has a balance at June 30, 2010 of $49,361, plus accrued interest of $2,408. Interest expense related to these two notes of $30,104 and $77,653 was accrued during the three and six months ended June 30, 2010, respectively.
Gas Supply, Pipeline Transport and Gas Sales
The table below details gas supply and transport related balances and transactions with companies owned or controlled by Mr. Osborne:

		Amounts for Natural Gas Purchased
		and Imbalance Activity
	Accounts	Three Months	Six Months
	Payable	Ended	Ended
	6/30/2010	June 30, 2010	June 30, 2010

John D. Oil and Gas Marketing	$201,082	$956,798	$2,324,441
Cobra Pipeline	2,562	82,600	285,856
Orwell Trumbell Pipeline	33,814	104,388	(585,816)
Great Plains Exploration	—	3,783	20,649
The table below details gas sales transactions and balances with companies owned or controlled by Mr. Osborne:

		Amounts for Natural Gas Sold
	Accounts	Three Months	Six Months
	Receivable	Ended	Ended
	6/30/2010	June 30, 2010	June 30, 2010

John D. Oil and Gas Marketing	$40,750	$—	$49,824
Great Plains Exploration	465,507	945,550	1,953,052
Administrative and Other
We have a note receivable from ONG Marketing, Inc., a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to ONG Marketing, Inc. to finance the acquisition of a gas pipeline. At June 30, 2010 the balance was $59,768 with $9,237 due within one year. We have a corresponding agreement to lease the pipeline from ONG Marketing, Inc. through December 31, 2016. During the three and six months ended June 30, 2010, we made rental and related payments of $3,300 and $7,827, respectively, and the balance due at June 30, 2010 to ONG Marketing, Inc. was $3,300.

We purchased pipe and other construction supplies from Big Oats Pipeline Supply, a company controlled by Mr. Osborne, during the three months and six months ended June 30, 2010 of $175,083 and $339,807, respectively. The balance due at June 30, 2010 was $50,049. We also sold supplies and incurred other expenses on behalf of Big Oats of $1,505 and $2,827 during the three months and six months ended June 30, 2010, respectively. The balance receivable from Big Oats at June 30, 2010 is $592.
During the three months and six months ended June 30, 2010, we incurred expense of $104,190 and $255,250, respectively for rent, supplies, and consulting services received from various companies controlled by Mr. Osborne. The balance payable for these services totaled $3,380 at June 30, 2010.
We also provided management and other services to various companies controlled by Mr. Osborne during the three months and six months ended June 30, 2010 of $91,873 and $304,550, respectively. The balance receivable for these services totaled $400,708 at June 30, 2010.
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

Overview
We are a natural gas utility holding company with utility operations in Montana, Wyoming, Ohio, Pennsylvania, Maine and North Carolina. We distribute 29 billion cubic feet (bcf) of natural gas annually to approximately 62,000 residential, commercial and industrial customers. In addition to our core natural gas distribution business, we market approximately 2.4 bcf of natural gas annually to commercial and industrial customers in Montana and Wyoming. We also have an average 48% gross working interest (average 41% net revenue interest) in 160 natural gas producing wells and gas gathering assets that provide our marketing and production operation with a partial hedge when gas prices are greater than the cost of production. In addition, we own the Shoshone interstate and the Glacier gathering pipelines located in Montana and Wyoming. We have four reporting segments. Our primary segments are natural gas operations, marketing and production operations and pipeline operations. Our other segment is corporate and other.
Summary of Operating Results
For the quarter, our net income was $466,000 as compared to $686,000 in the same quarter of 2009, a decrease of 32%. Net income for the six months ended June 30, 2010 was $4.1 million, compared with $2.6 million for the same period in 2009, an increase of $1.5 million or 58%.
For the quarter, the natural gas segment contributed net income of $248,000 compared to $559,000 for the same period last year, a decrease of $311,000 or 56%. The Ohio Companies returned a net loss of $471,000, caused by warmer than normal weather, a correction in the allocation of corporate expenses and an increase in other tax expense. This was partially offset by an increase of $160,000 in net income from our existing operations, where we continue to add new customers and are expanding our facilities to meet strong demand. For the six months ended June 30, 2010, natural gas operations contributed net income of $4.0 million compared to $2.1 million for the same period in 2009, an increase of 90%. Net income from the Ohio companies accounted for $937,000 of the $1.9 million increase, with continued growth in our North Carolina and Maine operations accounting for the majority of the $945,000 increase from existing operations.
In our marketing and production segment, we experienced decreased sales in our gas marketing operation in 2010 compared with 2009. A favorable differential between the AECO and CIG Rockies indexes led to increased sales in 2009 that were not available in 2010. This led to a decline of 58% in earnings for the quarter to net income of $113,000 from net income of $266,000 for the same period in 2009. The trial in our lawsuit with Shelby Gas Association (“Shelby”) concluded on April 27, 2010 with the jury awarding Shelby damages in the amount of $522,000. After taking into account the existing liability of $82,000, we recorded the remaining liability and associated expense of $440,000 in the first quarter of 2010. Please refer to Note 12 in the Notes to Condensed Consolidated Financial Statements for further discussion. This event, combined with the decreased sales in our gas marketing operation resulted in net income of $34,000 for the six months ended June 30, 2010, compared with $689,000 for the same period in 2009, a decrease of $655,000 or 95%.
Our pipeline operations segment generated net income of $24,000 for the three months ended June 30, 2010 compared to $43,000 for 2009, and net income of $61,000 for the six months ended June 30, 2010, compared with $73,000 for the same period in 2009. Increased expenses for professional services related to the operation of our Shoshone interstate pipeline were the cause of the decreased earnings.
Corporate and other operations, for the fiscal quarter returned net income of $80,000 compared with a net loss of $182,000 for the same period in 2009. For the six months ended June 30, 2010, corporate and other operations returned net income of $55,000 compared with a net loss of $211,000 for the same period in 2009. A significant decrease in expenses related to acquisition activities, a gain on the sale of marketable securities and increased dividend income accounted for the positive effect on earnings.
Recent Acquisitions
On January 5, 2010, we completed the acquisition of Lightning Pipeline Company, Inc. (“Lightning Pipeline”), Great Plains Natural Gas Company (“Great Plains”), Brainard Gas Corp. (“BGC”) and Great Plains Land Development Co., LTD. (“GPL,” and collectively with Lightning Pipeline, Great Plains and BGC, the “Ohio Companies”). Lightning Pipeline is the parent company of Orwell Natural Gas Company (“Orwell”) and Great Plains is the parent company of Northeast Ohio Natural Gas Corp. (“NEO”). Orwell, NEO and BGC are natural gas distribution companies that serve 23,131 customers in Northeastern Ohio and Western Pennsylvania. GPL is a real estate holding company whose primary asset is real estate that is leased to NEO. The purchase price for the Ohio Companies was $37.9 million, which consisted of approximately $20.8 million in debt of the Ohio Companies’ with the remainder of the purchase price paid in 1,707,308 unregistered shares of our common stock. The issuance of shares as merger consideration was approved by the holders of our common stock at our annual meeting of stockholders on November 13, 2009. Our acquisition of the Ohio Companies was a substantial step in our growth, providing us with presence in the Midwestern United States and increasing our customers by more than 50%.

Where we refer to existing operations, we are including all operations in existence prior to the acquisition of the Ohio Companies. Generally, the contribution of Cut Bank Gas Company, acquired in November 2009, to our financial results was immaterial given its small size, and its results are included in existing operations, unless otherwise stated.
Company Structure
On June 30, 2010, our shareholders approved the reincorporation of the Company from Montana to Ohio. Our directors unanimously recommended the reincorporation because they believe Ohio’s corporate law provides a more efficient, flexible and sophisticated platform from which to operate, which is appropriate given the financial growth and geographic expansion the Company has experienced over the past several years.
The reincorporation was effectuated on July 9, 2010. The reincorporation effected a change in the legal domicile of the Company and other changes of a legal nature, but did not result in any change in our business, our management personnel, our operations or the location of our facilities. The effect of the reincorporation is described in greater detail in our proxy statement for the June 30, 2010 annual meeting of shareholders.
As part of the reincorporation, the Company changed its name to “Gas Natural Inc.” The name Gas Natural Inc. better reflects our focus on natural gas distribution, which is important in light of the Company’s shift to the NYSE Amex stock exchange and our expansion into eastern and midwestern states where investors, the business community and the general public may be unfamiliar with the Company’s history, operations and recent growth. Our ticker symbol has not changed and our shares continue to trade on the NYSE Amex under the symbol “EGAS.”
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2009. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of June 30, 2010 and for the three month period ended June 30, 2010. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — Our net income for the three months ended June 30, 2010 was approximately $466,000 compared with net income of approximately $686,000 for the three months ended June 30, 2009, a decrease of $220,000 or 32%. The three months ended June 30, 2010 included a net loss of approximately $471,000 from the operations of the Ohio Companies, acquired on January 5, 2010, caused by warmer than normal weather, a correction in the allocation of corporate expenses and an increase in other tax expense. This was partially offset by an increase in net income from existing natural gas operations of $160,000. Our corporate and other segment reported an increase in earnings of $262,000 to net income of $80,000 in the three months ended June 30, 2010 from a net loss of $182,000 related primarily to acquisition related expenses in the same period of 2009. Also contributing to the quarterly results was a decrease in net income from our gas marketing and production operations of $153,000 and a decrease in net income from our pipeline operations of $19,000.
Revenues — Our revenues for the three months ended June 30, 2010 were approximately $16.7 million compared with approximately $12.2 million for the three months ended June 30, 2009, an increase of $4.5 million. The increase was primarily attributable to: (1) natural gas operations revenue increased $5.2 million, due to incremental revenue gained from our recently acquired Ohio Companies of $3.6 million and an increase in revenues from our existing operations of $1.6 million, reflecting sales growth in our North Carolina and Maine markets and (2) a decrease in our marketing and production operation’s revenue of $700,000 caused primarily by lower sales volumes in our Wyoming market, partially offset by an increase in production revenue.

Gross Margin — Gross margin increased $2.1 million, to approximately $7.3 million in the three months ended June 30, 2010 from approximately $5.2 million in the three months ended June 30, 2009. Our natural gas operation’s margins increased $2.3 million with $1.6 million coming from the recently acquired Ohio Companies, $600,000 from sales growth in our North Carolina and Maine markets and $100,000 from our recently acquired Cut Bank operation. Our marketing and production operation’s margin decreased by $217,000 due to lower sales in our marketing operation, offset by increased margin from higher prices and higher volumes produced in our production operation.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $2.7 million to $6.4 million in the three months ended June 30, 2010 as compared with $3.7 million in the three months ended June 30, 2009. Expenses from the recently acquired Ohio Companies totaled $2.3 million and expenses from Cut Bank totaled $155,000. The remaining $245,000 increase was caused by increases in depreciation, maintenance and distribution, general and administrative expenses in our existing operations.
Other Income (Loss) — Other income increased by $433,000 to income of $348,000 in the three months ended June 30, 2010 from a loss of $85,000 in the three months ended June 30, 2009. This increase was caused by (1) other income from the Ohio Companies of $190,000, partially offset by a decrease in other income from existing natural gas operations of $29,000 and (2) a $272,000 increase in other income in our corporate and other segment to income of $57,000 in the three months ended June 30, 2010, from a loss of $215,000 in the same period of 2009, caused by a significant decrease in expenses related to acquisition activities and gains on the sale of marketable securities.
Interest Expense — Interest expense increased by $277,000 to approximately $529,000 in the three months ended June 30, 2010 from approximately $252,000 in the three months ended June 30, 2009. Interest expense from the recently acquired Ohio Companies totaled $272,000, with the remaining $5,000 increase coming from existing operations.
Income Tax Expense — Income tax expense decreased by $280,000 to $220,000 in the three months ended June 30, 2010 as compared with $500,000 in the three months ended June 30, 2009. The income tax benefit from the Ohio Companies totaled $268,000 and was related to the pre-tax loss. Income tax expense from existing operations decreased by $12,000.
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
The following gives effect to the unaudited Condensed Consolidated Financial Statements as of June 30, 2010 and for the six month period ended June 30, 2010. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — Our net income for the six months ended June 30, 2010 was approximately $4.1 million compared to net income of approximately $2.6 million for the six months ended June 30, 2009, an increase of approximately $1.5 million, or 58%. The six months ended June 30, 2010 include net income of approximately $937,000 from the operations of the Ohio Companies, acquired on January 5, 2010. Net income from existing natural gas operations increased by $945,000. Our corporate and other segment reported an increase in earnings of $266,000 to net income of $55,000 in the six months ended June 30, 2010, from a net loss of $211,000 in the same period of 2009. Net income from our gas marketing and production operations decreased by $655,000 and net income from our pipeline operations decreased by $12,000.
Revenues — Our revenues for the six months ended June 30, 2010 were approximately $51.4 million compared with approximately $43.6 million for the six months ended June 30, 2009, an increase of $7.8 million. The increase was primarily attributable to: (1) natural gas operations revenue increased $10.5 million, caused by revenue from our recently acquired Ohio Companies of $14.3 and a decrease in revenues from our existing natural gas operations of $3.8 million due to lower commodity gas costs passed through to our customers, partially offset by increased sales in our North Carolina and Maine markets and (2) a decrease in our marketing and production operation’s revenue of $2.7 million caused primarily by lower sales volumes in our Wyoming market.
Gross Margin — Gross margin increased $6.8 million to approximately $19.8 million in the six months ended June 30, 2010 from approximately $13.0 million in six months ended June 30, 2009. Our natural gas operation’s margins increased $7.4 million with $5.7 million coming from the recently acquired Ohio Companies, $1.4 million from sales growth in our North Carolina and Maine markets and $400,000 from our recently acquired Cut Bank operation. Our marketing and production operation’s margin decreased by $644,000 due to lower sales in our marketing operation and lower prices received for gas produced in our production operation.

Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $4.7 million to $12.6 million in the six months ended June 30, 2010 compared with $7.9 million in the six months ended June 30, 2009. Expenses from the recently acquired Ohio Companies totaled $4.1 million, and expenses from Cut Bank totaled $320,000 In our existing operations, depreciation expense in our North Carolina and Maine operations was higher by $100,000 due to the system expansion to reach new customers in those service areas. The remaining increase was due to increases in other taxes and distribution, general and administrative expenses.
Other Income (Loss) — Other income increased by $207,000 to income of $97,000 in the six months ended June 30, 2010 from a loss of $110,000 in the six months ended June 30, 2009. This increase was caused by (1) other income from the Ohio Companies of $349,000, offset by a decrease in other income from existing natural gas operations of $35,000, (2) a $353,000 increase in other income in our corporate and other segment to income of $93,000 in the six months ended June 30, 2010, from a loss of $260,000 in the same period of 2009, caused by a significant decrease in expenses related to acquisition activities increased dividend income from marketable securities, and gains on the sale of marketable securities and (3) expense of $440,000 in marketing and production related to the conclusion of the lawsuit with Shelby Gas Association and an increase in expense of $20,000 from losses on our equity investment in Kykuit.
Interest Expense — Interest expense increased by $523,000 to approximately $1.1 million in the six months ended June 30, 2010 from approximately $598,000 in the six months ended June 30, 2009. Interest expense from the recently acquired Ohio companies totaled $536,000 and was partially offset by a decrease of $13,000 from existing operations.
Income Tax Expense — Income tax expense increased by $323,000 to $2.1 million in the six months ended June 30, 2010 compared with $1.7 million in the six months ended June 30, 2009. Income tax expense from the Ohio Companies totaled $483,000. Offsetting this was a decrease in income tax expense from existing operations of $160,000, reflecting a $286,000 income tax benefit due to a change in the effective state tax rate for 2010. This was partially offset by an increase in income tax expense of $126,000 due to increased pre-tax income.
Operating Results of our Natural Gas Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Natural Gas Operations

Operating revenues	$14,682,109	$9,544,306	$46,188,269	$35,685,876
Gas purchased	7,919,762	5,029,479	27,540,576	24,464,331

Gross margin	6,762,347	4,514,827	18,647,693	11,221,545
Operating expenses	6,129,748	3,507,064	12,086,604	7,444,976

Operating income	632,599	1,007,763	6,561,089	3,776,569
Other income	303,306	142,488	476,197	161,821

Income before interest and taxes	935,905	1,150,251	7,037,286	3,938,390

Interest (expense)	(509,343)	(252,824)	(1,077,629)	(540,171)

Income before income taxes	426,562	897,427	5,959,657	3,398,219
Income tax (expense)	(178,583)	(338,783)	(1,980,383)	(1,300,742)

Net income	$247,979	$558,644	$3,979,274	$2,097,477

Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009
Natural Gas Revenues and Gross Margins — Our operating revenues in the three months ended June 30, 2010 increased by $5.2 million to approximately $14.7 million from approximately $9.5 million in the three months ended June 30, 2009. Revenues from our recently acquired Ohio Companies caused a $3.6 million increase in revenue. Revenues in our existing natural gas operations increased by $1.6 million resulting primarily from increased sales in our North Carolina and Maine markets.
Gas purchases in our natural gas operations increased by $2.9 million to approximately $7.9 million in the three months ended June 30, 2010 from approximately $5.0 million in the three months ended June 30, 2009. Gas purchases from our recently acquired Ohio Companies were $2.0 million. Gas purchases in our existing natural gas operations increased by $900,000 due primarily to increased sales in our North Carolina and Maine markets.
Gross margin was approximately $6.8 million for the three months ended June 30, 2010, compared with approximately $4.5 million for the three months ended June 30, 2009. Of this increase of $2.3 million, the recently acquired Ohio Companies accounted for $1.6 million. Sales growth in our North Carolina and Maine markets accounted for $600,000 of the increase and $100,000 was earned from our recently acquired Cut Bank operation.

Natural Gas Operating Expenses — Our operating expenses were approximately $6.1 million for the three months ended June 30, 2010, compared with approximately $3.5 million for the three months ended June 30, 2009. The $2.6 million increase was due primarily to operating expenses from our recently acquired Ohio Companies of $2.3 million, and Cut Bank of $155,000, with the remaining $145,000 due to increases in depreciation, other taxes, and distribution, general and administrative expenses in our existing operations.
Natural Gas Other Income — Other income increased by $161,000 to $303,000 in the three months ended June 30, 2010 from $142,000 in the three months ended June 30, 2009. Other income from the recently acquired Ohio Companies was $190,000, with the remaining income of $113,000 coming from existing operations.
Natural Gas Interest Expense — Interest expense increased by $256,000 to $509,000 in the three months ended June 30, 2010 from $253,000 in the three months ended June 30, 2009. Interest expense from the recently acquired Ohio Companies was $272,000. This was partially offset by a decrease in interest expense from existing operations of $16,000.
Natural Gas Income Tax Expense — Income tax expense decreased by $160,000 to approximately $179,000 in the three months ended June 30, 2010 from approximately $339,000 in the three months ended June 30, 2009. The income tax benefit of $268,000 due to the pre-tax loss from the recently acquired Ohio Companies was offset by an increase in income tax expense of $108,000 due to higher pre-tax income from existing operations
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
Natural Gas Revenues and Gross Margins — Our operating revenues in the six months ended June 30, 2010 increased by $10.5 million to approximately $46.2 million from approximately $35.7 million in the six months ended June 30, 2009. Revenues from our recently acquired Ohio Companies was $14.3 million. Revenues in our existing natural gas operations decreased by $3.8 million. Our cost of gas passed through to customers in the first three months of 2010 was significantly lower than our cost for the same period in 2009. This decrease was partially offset by increased sales in our North Carolina and Maine markets throughout the six months of 2010.
Gas purchases in our natural gas operations increased by $3.0 million to approximately $27.5 million in the six months ended June 30, 2010 from approximately $24.5 million in the six months ended June 30, 2009. Gas purchases from our recently acquired Ohio Companies were $8.6 million. Gas purchases in our existing natural gas operations decreased by approximately $5.6 million. Due to pricing, our gas costs in the first three months of 2010 were significantly lower than our costs for the same period in 2009. This decrease was partially offset by increased sales in our North Carolina and Maine markets throughout the six months of 2010.
Gross margin was approximately $18.6 million for the six months ended June 30, 2010, compared with approximately $11.2 million for the six months ended June 30, 2009. Of this increase of $7.4 million, the recently acquired Ohio companies accounted for $5.7 million. Sales growth in our North Carolina and Maine markets accounted for $1.4 million of the increase and $400,000 was earned from our recently acquired Cut Bank operation. These were offset by a slight decrease of $100,000 from our remaining operations.
Natural Gas Operating Expenses — Our operating expenses were approximately $12.1 million for the six months ended June 30, 2010, compared with approximately $7.4 million for the six months ended June 30, 2009. The $4.7 million increase was due primarily to operating expenses from our recently acquired Ohio Companies of $4.1 million, and Cut Bank of $320,000. In our existing operations, depreciation expense increased $100,000 due to investments in the expansion of the distribution systems of our North Carolina and Bangor operations. The remaining $180,000 is due to increases in other taxes and distribution, general and administrative expenses.
Natural Gas Other Income — Other income increased by $314,000 to $476,000 in the six months ended June 30, 2010 from $162,000 in the six months ended June 30, 2009. Other income from the recently acquired Ohio Companies was $349,000, with an offsetting reduction of $35,000 in other income from existing operations.
Natural Gas Interest Expense — Interest expense increased by $537,000 to approximately $1.1 million in the six months ended June 30, 2010 from $540,000 in the six months ended June 30, 2009. Interest expense from the recently acquired Ohio Companies was $536,000, with the remaining difference coming from existing operations.

Natural Gas Income Tax Expense — Income tax expense increased by $700,000 to approximately $2.0 million in the six months ended June 30, 2010 from approximately $1.3 million in the six months ended June 30, 2009. Income tax expense from the recently acquired Ohio companies was $500,000. The remaining increase of $200,000 was caused by income tax expense of $380,000 on higher pre-tax income in our existing operations, offset by a $180,000 income tax benefit due to a change in the effective state tax rate for 2010.
Operating Results of our Marketing and Production Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Energy West Resources

Operating revenues	$1,868,009	$2,582,758	$4,986,332	$7,662,345
Gas purchased	1,462,808	1,960,833	4,054,219	6,085,727

Gross margin	405,201	621,925	932,113	1,576,618
Operating expenses	197,896	179,440	374,652	389,945

Operating income	207,305	442,485	557,461	1,186,673
Other income (expense)	(12,108)	(12,090)	(472,060)	(12,090)

Income before interest and taxes	195,197	430,395	85,401	1,174,583

Interest (expense)	(14,717)	3,436	(34,438)	(51,907)

Income before income taxes	180,480	433,831	50,963	1,122,676
Income tax (expense)	(67,335)	(167,566)	(16,768)	(433,496)

Net income	$113,145	$266,265	$34,195	$689,180

Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009
Marketing and Production Revenues and Gross Margins — Our revenues decreased $700,000 to approximately $1.9 million in the three months ended June 30, 2010 from approximately $2.6 million in the three months ended June 30, 2009. Retail gas revenues decreased by $800,000 due to lower sales volumes in our Wyoming market. The three months ended June 30, 2009 included sales volumes caused by a favorable differential between the AECO and CIG Rockies indexes. This differential turned the other direction and had a negative effect in the three months ended June 30, 2010. This decrease was partially offset by an increase in production revenues of $100,000 due to higher volumes produced and higher prices received.
The gross margin in our marketing and production operations decreased $217,000 to approximately $405,000 in the three months ended June 30, 2010 from approximately $622,000 in the three months ended June 30, 2009. Gross margin from retail gas decreased by $341,000. This was due to the lower sales volumes, offset by an increase in gross margin from gas production of $124,000 due to the higher revenue from volumes produced.
Marketing and Production Operating Expenses — Our operating expenses increased approximately $19,000, to $198,000 in the three months ended June 30, 2010 from $179,000 in the three months ended June 30, 2009. Increases in expense for professional services and depreciation and depletion accounted for this change.
Marketing and Production Other Income (loss) — Losses on our equity investment in Kykuit resulted in losses of $12,000 in both the three months ended June 30, 2010 and the three months ended June 30, 2009.
Marketing and Production Interest Expense — Interest expense increased approximately $18,000 to $15,000 in the three months ended June 30, 2010 from a credit of $3,000 in the three months ended June 30, 2009.
Marketing and Production Income Tax Expense — Income tax expense decreased approximately $101,000 to $67,000 in the three months ended June 30, 2010 from $168,000 in the three months ended June 30, 2009, due to a decrease in pre-tax income.
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
Marketing and Production Revenues and Gross Margins — Our revenues decreased $2.7 million to approximately $5.0 million in the six months ended June 30, 2010 from approximately $7.7 million in the six months ended June 30, 2009. Retail gas revenues decreased by $2.6 million due primarily to lower sales volumes in our Wyoming market. The six months ended June 30, 2009 included sales volumes caused by a favorable differential between the AECO and CIG Rockies indexes. This differential turned the other direction and was unfavorable in the six months ended June 30, 2010. Production revenues decreased by $100,000 due to lower prices received for volumes produced.

The gross margin in our marketing and production operations decreased $644,000 to approximately $932,000 in the six months ended June 30, 2010 from approximately $1.6 million in the six months ended June 30, 2009. Gross margin from retail gas decreased by $579,000 due to the lower sales volumes and gross margin from gas production decreased by $65,000, due to the lower revenue from volumes produced, and partially offset by lower costs of production.
Marketing and Production Operating Expenses — Our operating expenses decreased approximately $15,000, to $375,000 in the six months ended June 30, 2010 from $390,000 in the six months ended June 30, 2009. Decreases in expenses for professional services and employee travel account for this change.
Marketing and Production Other Income (loss) — We incurred a loss of $472,000 in the six months ended June 30, 2010, $32,000 of which is attributable to a loss on our equity investment in Kykuit. The trial in our lawsuit with Shelby Gas Association (“Shelby”) concluded on April 27, 2010 with the jury awarding Shelby damages in the amount of $522,000. We had an existing liability recorded of $82,000 and recorded the remaining liability and associated expense of $440,000 in the first quarter of 2010. Please refer to Note 12 in the Notes to Condensed Consolidated Financial Statements for further discussion. For the six months ended June 30, 2009, we incurred a loss of $12,000, which is attributable to our equity investment in Kykuit.
Marketing and Production Interest Expense — Interest expense decreased approximately $18,000 to $34,000 in the six months ended June 30, 2010 from $52,000 in the six months ended June 30, 2009.
Marketing and Production Income Tax Expense — Income tax expense decreased approximately $416,000 to $17,000 in the six months ended June 30, 2010 from an expense of $433,000 in the six months ended June 30, 2009, due to the tax benefit of $352,000 on the decrease in pre-tax income and a tax benefit of $64,000 due to a change in the effective state tax rate for 2010.
Operating Results of our Pipeline Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pipeline Operations

Operating revenues	$106,355	$111,401	$214,957	$224,067
Gas purchased	—	—	—	—

Gross margin	106,355	111,401	214,957	224,067
Operating expenses	70,676	38,167	115,626	99,965

Operating income	35,679	73,234	99,331	124,102
Other income	—	—	—	—

Income before interest and taxes	35,679	73,234	99,331	124,102

Interest (expense)	(4,912)	(3,011)	(9,689)	(5,934)

Income before income taxes	30,767	70,223	89,642	118,168
Income tax (expense)	(6,282)	(27,005)	(28,922)	(45,442)

Net income	$24,485	$43,218	$60,720	$72,726

Net income decreased $19,000 to approximately $24,000 in the three months ended June 30, 2010 from approximately $43,000 in the three months ended June 30, 2009, due to increased expenses for professional services related to the operation of our Shoshone interstate pipeline. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

Net income decreased $12,000 to approximately $61,000 in the six months ended June 30, 2010 from approximately $73,000 in the six months ended June 30, 2009, also due to increased expenses for professional services in our Shoshone pipeline operation. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.
Results of our Corporate and Other Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Corporate and Other

Operating revenues	$—	$—	$—	$—
Gas purchased	—	—	—	—

Gross margin	—	—	—	—
Operating expenses	8,843	—	11,364	—

Operating loss	(8,843)	—	(11,364)	—
Other income (expense)	57,030	(215,337)	92,676	(259,649)

Income (loss) before interest and taxes	48,187	(215,337)	81,312	(259,649)

Interest expense	—	—	—	(339)

Income (loss) before income taxes	48,187	(215,337)	81,312	(259,988)
Income tax benefit (expense)	31,986	33,295	(26,777)	49,413

Net income (loss)	$80,173	$(182,042)	$54,535	$(210,575)

Our “Corporate and Other” reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural Inc’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.
Quarter Ended June 30, 2010 Compared with Quarter Ended June 30, 2009
Results of corporate and other operations for the three months ended June 30, 2010 include dividends from marketable securities of approximately $39,000, interest income of $2,000, and gains on the sale of marketable equity securities of $82,000 offset by administrative costs of $9,000, and costs related to acquisition activities of $66,000. After the related income tax benefit of $32,000, the result is net income of approximately $80,000.
Results of corporate and other operations for the three months ended June 30, 2009 include costs related to acquisition activities of $257,000, offset by dividends from marketable securities of approximately $42,000 and the applicable income tax benefit of approximately $33,000, for a net loss of approximately $182,000.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Results of corporate and other operations for the six months ended June 30, 2010 included dividends from marketable securities of approximately $118,000, interest income of $4,000, and gains on the sale of marketable equity securities of $82,000, offset by administrative costs of $11,000, costs related to acquisition activities of $112,000, and the related income tax expense of $27,000, resulting in net income of approximately $55,000.
Results of corporate and other operations for the six months ended June 30, 2009 included costs related to acquisition activities of $346,000, offset by dividends from marketable securities of approximately $86,000 and the applicable income tax benefit of approximately $49,000, for a net loss of approximately $211,000.
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.

Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, our $2.1 million credit facility with Citizens Bank, and our $1.5 million credit facility with Huntington National Bank N.A., shown in total as line of credit on the accompanying balance sheets. Our use of revolving lines of credit at June 30, 2010 was $9.9 million at the Bank of America, $2.1 million at Citizens Bank, and $1.5 million at Huntington National Bank, N.A. This was an increase from our $3.6 million line of credit balance at June 30, 2009. This change in our line of credit was caused primarily by the purchase of the Ohio Companies and their existing liabilities, decreased collections of recoverable costs of gas, increased purchases of natural gas to fill storage at low rates, and increased payments of accrued liabilities, accounts payable, and other borrowings.
Long-term and current debt was $27.5 million at June 30, 2010, and $13.0 million at June 30, 2009. $15.1 million of long-term debt was purchased as part of the of the Ohio companies acquisition, and $598,000 in payments were made since the purchase date.
Cash increased by $2.5 million from December 31, 2009 to June 30, 2010, compared with the $367,000 decrease in cash for the six months ended June 30, 2009, as shown in the following table:

	June 30,
	2010	2009

Cash provided by operating activities	$9,687,754	$19,849,732
Cash provided by (used in) investing activities	136,203	(5,211,859)
Cash used in financing activities	(7,337,960)	(15,004,893)

Increase (decrease) in cash	$2,485,997	$(367,020)

Cash provided by operating activities was approximately $10.2 million lower in the six months ended June 30, 2010 than the six months ended June 30, 2009. Items affecting the use of cash included an increase in amounts paid for gas inventory of $5.4 million, a $4.8 million decrease in collections of recoverable costs of gas, a $3.2 million decrease in payments for other assets and liabilities, a $2.5 million increase in accounts receivable collections, a $2.8 million decrease in payments of other liabilities, an increase in net income of $1.5 million, a $900,000 increase in payments of accounts payable, an $800,000 increase in prepayments and a $700,000 increase in depreciation and amortization expense.
Cash provided by investing activities was approximately $5.3 million higher in the six months ended June 30, 2010, than the six months ended June 30, 2009. This was primarily due to a net $3.5 million increase from marketable securities transactions. Other changes included a $1.7 million decrease in construction expenditures, a $200,000 increase in cash paid for acquired companies, a $200,000 decrease in cash paid for other investments, and $100,000 increase in cash purchased in the Ohio acquisition.
Cash used in financing activities in the six months ended June 30, 2010 was $7.3 million. This was $7.7 million less than the cash used of $15.0 million in the six months ended June 30, 2009 and was due to increased net borrowings on the credit lines of $14.6 million, increased payments of $6.3 million on long and short-term borrowings, and a $600,000 increase in dividends paid as compared to the six months ended June 30, 2009.
Liquidity and Capital Resources
We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used working capital lines of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.

With the acquisition of the Ohio Companies, we now have two additional lines of credit from Citizens Bank and Huntington National Bank, N.A., which are used for working capital needs by NEO and Orwell, respectively.
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
Bank of America Line of Credit — On June 29, 2007, we established our five-year unsecured credit facility with Bank of America, replacing a previous $20.0 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by us. At June 30, 2010, the Company had $9.9 million in borrowings on the line of credit.
The following table represents borrowings under the Bank of America revolving line of credit for the quarter ended June 30, 2010.

Minimum borrowing	$548,000
Maximum borrowing	$3,598,000
Average borrowing	$2,799,000
Our 6.16% Senior Unsecured Notes and Bank of America credit facility agreements contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. At June 30, 2010 and 2009, we believe we were in compliance with the financial covenants under our debt agreements.
Citizens Bank Credit Facility
In connection with our acquisition of our Ohio operations, NEO, Great Plains and GPL each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consists of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains and GPL respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guarantees each loan. Our chairman and chief executive officer, Richard M. Osborne, guarantees each loan both individually and as trustee of the RMO Trust, and Great Plains guarantees NEO’s revolving line of credit and term loan as well as GPL’s term note.
Long-term Debt — $10.3 million 5.00% Senior Secured Notes — NEO’s, Great Plains’ and GPL’s term loans with Citizens Bank are in the amounts of $6.8 million, $2.3 million and $783,000 respectively. Each term note has a maturity date of July 1, 2013 and bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 400 basis points with an interest rate floor of 5.00% per annum. Currently, the interest rate is 5.00% per annum. The term notes require monthly payments of approximately $102,000 in the aggregate.
Line of Credit —NEO’s revolving credit line with Citizens Bank has a maximum credit commitment of $2.1 million. The revolving line bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 400 basis points with an interest rate floor of 5.00% per annum. Currently, the interest rate is 5.00% per annum. The revolving line requires monthly interest payments with the principal due at maturity, November 30, 2010.
The Citizens Credit Facility requires Great Plains, GPL and NEO to maintain a debt service coverage ratio of at least 1.25 to 1.0 measured quarterly on a rolling four quarter basis. The Citizens Credit Facility also requires NEO, Great Plains and GPL to maintain a minimum net worth, on a combined basis, equal to the sum of $1,815,000 plus 100% of net income less the pro-rata share of any dividend paid to Gas Natural, measured on a quarterly basis beginning with the quarter ended December 31, 2009. The Citizens Credit Facility allows NEO, Great Plains and GPL to pay dividends to Gas Natural if those entities’ combined net worth (as defined in the Citizens loan documents) after payment of any dividends would not be less than $1,815,000 on a consolidated basis as positively increased by 100% of net income as of the end of each fiscal quarter and fiscal year.

At June 30, 2010, $2.1 million has been borrowed under the revolving line of credit, $6.8 million under the NEO term loan, $2.3 million under the Great Plains term loan and $783,000 under the GPL term loan.
Huntington Credit Facility
On December 31, 2009, Orwell entered into an amended and restated short-term credit facility with The Huntington National Bank, N.A. (the “Huntington Credit Facility”). The Huntington Credit Facility amends and restates the previous credit facility that matured on November 30, 2009. The loan is secured by all of the assets of Orwell. The Huntington Credit Facility is guaranteed by Gas Natural, Lightning Pipeline, Mr. Osborne individually and as Trustee of the RMO Trust, and certain entities owned and controlled by Mr. Osborne.
Long-term Debt — $4.6 Million Senior Secured Note — The Huntington Credit Facility includes a $4.6 million term note that bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The term note requires monthly payments of approximately $33,000 and matures on November 29, 2010.
Line of Credit — The Huntington Credit Facility also includes a $1.5 million line of credit. The credit line bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The credit line requires monthly interest payments with the principal due at maturity, November 29, 2010.
The Huntington Credit Facility requires Orwell to maintain a fixed charge coverage ratio of at least 1 to 1 of EBITDA to the sum of (i) scheduled principal payments on debt and capital leases, plus (ii) interest expense, plus (iii) federal, state and local income tax expense, plus (iv) dividends and distributions, measured on a rolling four quarter basis. The Huntington Credit Facility allows Orwell to pay dividends to Gas Natural as long as the aggregate amount of all dividends, distributions, redemptions and repurchases in any fiscal year do not exceed 60% of net income (as defined in the Huntington Credit Facility) of Orwell for each fiscal year. At June 30, 2010, $1.5 million has been borrowed under the credit line and $4.2 million under the term note. The Huntington Credit Facility is also secured by a pledge of 300,000 shares of Gas Natural stock by the RMO Trust.
Combined Term Loans and Credit Facilities
At June 30, 2010, the Company had approximately $5.2 million in cash ($4.6 million net of bank overdrafts). In addition, at June 30, 2010, Gas Natural had $13.5 million in borrowings under its lines of credit and our net available borrowing capacity at June 30 was $10.1 million.
The total amount outstanding under all Gas Natural’s long-term debt obligations was $27.5 million and $13.0 million at June 30, 2010 and 2009 respectively. The portion of such obligations due within one year was $5.1 million, and $0 at June 30, 2010, and 2009, respectively.
Our debt service requirements have increased significantly as a result of acquiring the Ohio Companies, making us more leveraged on a consolidated basis. As stated above, our debts under the Huntington Credit Facility and the Citizens revolving credit line, which totaled approximately $7.8 million as of June 30, 2010, will mature in November 2010. We are seeking to extend or refinance this debt, but there can be no assurance we will be able to do so. Our failure to extend, refinance, or repay this debt by the end of November may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under all of our credit facilities or other agreements that we may enter into from time to time that contain cross-acceleration or cross-default provisions. If this occurs, there can be no assurance that we would be able to refinance or otherwise repay such debt, which could result in a material adverse effect on our business, earnings, cash flow, liquidity and financial condition.

Capital Expenditures
We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in Ohio, North Carolina and Maine to meet the high customer interest in natural gas service in those three service areas. For the twelve months ended December 31, 2009, our total capital expenditures were approximately $8.9 million. During the six months ended June 30, 2010 and 2009 capital expenditures were $2.2 million and $3.9 million, respectively. We estimate future cash requirements for capital expenditures will be as follows:

Estimated
Future Cash
Requirements
through 12/31/10
(In thousands)

Natural Gas Operations	$7,957
Energy West Resources	—
Pipeline Operations	104

Total capital expenditures	$8,061

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance-sheet arrangements, other than those currently disclosed, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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
Interest Rate Risk
Our results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). We mitigate this risk by entering into long-term debt agreements with fixed interest rates. Some of our notes payable, however, may be subject to variable interest rates that we may mitigate by entering into interest rate swaps. A hypothetical 100 basis point change in market rates applied to the balance of the notes payable would change our interest expense by approximately $204,000 annually.
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
ITEM 4(T) — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2010, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1	— LEGAL PROCEEDINGS.
On February 21, 2008, a lawsuit captioned Shelby Gas Association v. Energy West Resources, Inc., Case No. DV-08-008, was filed in the Ninth Judicial District Court of Toole County, Montana. Shelby Gas Association (“Shelby”) alleged a breach of contract by the Company’s subsidiary, EWR, to provide natural gas to Shelby. The trial of the lawsuit was completed on April 27, 2010, and the jury in the case awarded Shelby damages in the amount of $522,000. We had an existing liability recorded of $82,000 and we have recorded the remaining expense of $440,000 in our statement of income for the six months ended June 30, 2010.
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

Gas Natural Inc.
August 16, 2010	/s/ Thomas J. Smith
Thomas J. Smith
Chief Financial Officer (principal financial officer and principal accounting officer)