Form 10-Q
period 2010-09-30
Gas Natural Inc.
filed 2010-11-15
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number 001-34585
GAS NATURAL INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	27-3003768 (I.R.S. Employer Identification No.)

1 First Avenue South, Great Falls, Montana (Address of principal executive offices)	59401 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 12, 2010 was 6,074,051 shares.
As used in this Form 10-Q, the terms “company”, “Gas Natural”, “Registrant”, “we”, “us”, and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of September 30, 2010.

GAS NATURAL INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,		December 31,
	2010	2009	2009
ASSETS
Current Assets:
Cash	$6,383,427	$965,906	$2,752,168
Marketable securities	281,350	5,210,658	4,411,171
Accounts and notes receivable less $222,763, $217,052 and $233,332, respectively, allowance for bad debt	3,872,006	2,784,106	7,579,974
Accounts and notes receivable — related parties	504,715	—	—
Unbilled gas	1,469,254	751,427	2,869,826
Natural gas and propane inventories	7,283,180	6,865,775	5,251,942
Materials and supplies	1,502,701	1,228,564	1,018,673
Prepayments and other	1,398,199	735,013	552,641
Income tax receivable	1,443,086	—	—
Recoverable cost of gas purchases	1,482,185	505,823	641,755
Deferred tax asset	515,767	1,549,508	562,936

Total current assets	26,135,870	20,596,780	25,641,086

Property, Plant and Equipment, Net	73,192,358	39,771,223	41,203,668

Deferred Tax Assets — Long-Term	4,344,579	4,955,820	7,550,970
Deferred Charges	1,815,924	2,219,800	2,094,468
Other Investments	814,296	1,389,026	784,363
Goodwill	13,929,745	—	1,056,771
Customer Relationships	667,875	—	—
Note Receivable — Related Party	48,119	—	—
Other Assets	415,551	65,764	294,356

TOTAL ASSETS	$121,364,317	$68,998,413	$78,625,682

The accompanying notes are an integral part of these condensed financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED (unaudited)

	September 30,		December 31,
	2010	2009	2009
LIABILITIES AND CAPITALIZATION
Current Liabilities:
Checks issued in excess of amounts on deposit	$709,779	$817,896	$663,777
Accounts payable	6,187,750	3,746,211	5,530,645
Accounts payable — related parties	1,109,985	—	—
Line of credit	18,200,434	9,950,000	14,651,265
Notes payable	5,041,795	—	—
Notes payable — related parties	1,704,345	—	—
Accrued taxes	—	335,362	534,710
Accrued and other current liabilities	8,133,109	4,731,957	4,594,883
Accrued liabilities — related parties	215,195	—	—
Overrecovered gas purchases	296,545	2,590,218	1,452,580

Total current liabilities	41,598,937	22,171,644	27,427,860

Other Obligations:
Deferred investment tax credits	202,707	223,769	218,503
Other long-term liabilities	3,153,543	2,380,575	2,291,511

Total	3,356,250	2,604,344	2,510,014

Long-Term Debt	22,157,652	13,000,000	13,000,000

Commitments and Contingencies (see note 12)

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—	—
Common stock; $.15 par value, 15,000,000 shares authorized, 6,073,676, 4,303,208, and 4,361,869 shares outstanding at September 30, 2010 and 2009, and December 31, 2009, respectively	911,051	653,494	654,280
Treasury stock	—	(8,012)	—
Capital in excess of par value	23,393,993	5,999,601	6,514,851
Capital in excess of par value — noncontrolling interest	—	—	100,989
Accumulated other comprehensive income	50,542	(17,049)	146,701
Retained earnings	29,895,892	24,594,391	28,270,987

Total stockholders’ equity	54,251,478	31,222,425	35,687,808

TOTAL CAPITALIZATION	76,409,130	44,222,425	48,687,808

TOTAL LIABILITIES AND CAPITALIZATION	$121,364,317	$68,998,413	$78,625,682

The accompanying notes are an integral part of these condensed financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Natural gas operations	$10,158,766	$6,134,362	$56,347,035	$41,820,238
Gas—wholesale	638,471	2,077,309	5,624,803	9,739,654
Pipeline operations	104,461	114,417	319,418	338,484

Total revenues	10,901,698	8,326,088	62,291,256	51,898,376

COST OF SALES:
Gas purchased	4,803,027	2,398,039	32,343,603	26,862,370
Gas—wholesale	380,934	1,738,394	4,435,153	7,824,121

Total cost of sales	5,183,961	4,136,433	36,778,756	34,686,491

GROSS MARGIN	5,717,737	4,189,655	25,512,500	17,211,885

EXPENSES:
Distribution, general, and administrative	4,202,675	2,707,842	12,492,146	8,128,727
Maintenance	239,152	145,866	775,634	502,456
Depreciation and amortization	1,042,315	553,061	3,045,373	1,598,206
Taxes other than income	789,490	538,377	2,548,725	1,650,643

Total expenses	6,273,632	3,945,146	18,861,878	11,880,032

OPERATING (LOSS) INCOME	(555,895)	244,509	6,650,622	5,331,853

OTHER INCOME (LOSS)	262,162	(213,612)	358,975	(323,530)
INTEREST EXPENSE	(492,378)	(304,404)	(1,614,134)	(902,755)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX EXPENSE	(786,111)	(273,507)	5,395,463	4,105,568
INCOME TAX BENEFIT (EXPENSE)	741,406	101,034	(1,311,444)	(1,629,233)

NET INCOME (LOSS)	$(44,705)	$(172,473)	$4,084,019	$2,476,335

BASIC INCOME (LOSS) PER COMMON SHARE:
Income from operations	$(0.01)	$(0.04)	$0.68	$0.58

DILUTED INCOME (LOSS) PER COMMON SHARE:
Income from operations	$(0.01)	$(0.04)	$0.68	$0.58

DIVIDENDS DECLARED PER COMMON SHARE:	$0.14	$0.14	$0.41	$0.39

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,072,996	4,302,085	6,040,063	4,300,156
Diluted	6,072,996	4,302,085	6,048,332	4,303,018
The accompanying notes are an integral part of these condensed financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,084,019	$2,476,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion including deferred charges and financing costs	2,926,560	1,930,612
Stock-based compensation	62,829	74,563
Gain on sale of securities	(159,520)	—
Investment tax credit	(15,796)	(15,796)
Deferred income taxes	1,098,029	249,329
Changes in assets and liabilities:
Accounts and notes receivable	12,736,746	8,734,299
Accounts and notes receivable — related parties	(488,205)	—
Natural gas and propane inventories	(1,399,660)	3,026,027
Accounts payable	(6,542,664)	(1,822,606)
Accounts payable — related parties	570,495	—
Accrued liabilities — related parties	215,195	—
Recoverable/refundable cost of gas purchases	(2,704,976)	3,102,822
Prepayments and other	(579,352)	(312,499)
Accrued interest — related parties	52,799	—
Other assets	(1,581,330)	30,142
Other liabilities	(1,424,044)	67,398

Net cash provided by operating activities	6,851,125	17,540,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(3,957,184)	(6,730,849)
Purchase of marketable securities	(52,948)	(1,342,911)
Sale of marketable securities	4,185,867	—
Purchase of Cut Bank shares	(100,989)	—
Purchase of Kidron investment	(105,078)	—
Cash acquired in acquisitions	144,203	—
Other investments	(34,882)	(307,603)
Customer advances received for construction	138,443	(33,249)
Change from contributions in aid of construction	(65,689)	69,800

Net cash provided by (used in) investing activities	151,743	(8,344,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(679,408)	—
Proceeds from lines of credit	28,650,000	14,200,000
Proceeds from other notes payable	20,909	—
Repayment of notes payable and lines of credit	(28,700,000)	(21,799,967)
Other short-term borrowings	10,407	—
Repayments of other short-term borrowings	(214,605)	—
Dividends paid	(2,458,912)	(1,695,470)

Net cash used in financing activities	(3,371,609)	(9,295,437)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,631,259	(99,623)

CASH AND CASH EQUIVALENTS:
Beginning of period	2,752,168	1,065,529

End of period	$6,383,427	$965,906

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
Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to September 30, 2010 have been evaluated as to their potential impact to the financial statements through the date of issuance. The financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009.
Gas Natural Inc. is the parent company of Energy West, Incorporated which is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine, Lightning Pipeline Company, Inc. with utility operations in Ohio and Pennsylvania and Great Plains Natural Gas Company and Brainard Gas Corp, each with utility operations in Ohio. The Company was originally incorporated in Montana in 1909. The Company currently has four reporting segments:

• Natural Gas Operations	Annually, we distribute approximately 29 billion cubic feet of natural gas to approximately 62,000 customers through regulated utilities operating in Montana, Wyoming, Ohio, Pennsylvania, Maine and North Carolina. We acquired our Maine and North Carolina operations in 2007, while Cut Bank Gas in Montana was added in November 2009. Most recently, we closed the acquisition of our Ohio and Pennsylvania operations on January 5, 2010.

• Marketing and Production Operations (EWR)	Annually, we market approximately 2.4 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, Energy West Resources, Inc. (EWR). EWR owns an average 48% gross working interest (an average 41% net revenue interest) in 160 natural gas producing wells and gas gathering assets.

• Pipeline Operations (EWD)	The Company owns the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary Energy West Development, Inc. (EWD). Certain natural gas producing wells owned by the Company’s pipeline operations are being managed and reported under our marketing and production operations.

• Corporate and Other	Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Reported in Corporate and other for the nine months ended September 30, 2010 and 2009 are costs associated with business development and acquisitions, and dividend income and recognized gains from the sale of marketable securities.

On June 30, 2010, our shareholders approved the reincorporation of the Company from Montana to Ohio. The reincorporation was effectuated on July 9, 2010. The reincorporation effected a change in the legal domicile of the Company and other changes of a legal nature, but did not result in any change in our business, our management personnel, our operations or the location of our facilities. As part of the reincorporation, the Company changed its name to “Gas Natural Inc.” Our shares continue to trade on the NYSE Amex under the symbol “EGAS.”
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
Merger Agreements - Energy West, Incorporated, now a wholly-owned subsidiary of the Company (“Energy West”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) on June 29, 2009 with Richard M. Osborne, as Trustee of the Richard M. Osborne Trust (the “RMO Trust”), Rebecca Howell, Stephen M. Rigo, Marty Whelan, and Thomas J. Smith (Messrs. Osborne, Rigo, Whelan and Smith and Ms. Howell are hereinafter collectively referred to as “Shareholders”), Lightning Pipeline, Great Plains, BGC and three to-be-formed wholly-owned Ohio subsidiary corporations of Energy West. On June 29, 2009, Energy West also entered into an Agreement and Plan of Merger (together with the Merger Agreement, the “Merger Agreements”) with GPL, the RMO Trust and a fourth to-be-formed Ohio acquisition subsidiary (each acquisition subsidiary hereinafter referred to as an “Acquisition Sub” and collectively, as the “Acquisition Subs”) of Energy West. Mr. Osborne is our chairman of the board and chief executive officer, Mr. Smith is a director and our chief financial officer, and Ms. Howell is our corporate secretary. We completed on August 3, 2009, a reorganization to implement a holding company structure. The Company, as the new holding company, became the successor issuer to Energy West, and Energy West assigned its rights under the Merger Agreements to the Company. Pursuant to the terms of the Merger Agreements, on January 5, 2010, four separate mergers occurred whereby an Acquisition Sub of Gas Natural merged with and into each Ohio Company. The Ohio Companies survived the mergers, becoming four separate wholly-owned subsidiaries of the Company. The transactions contemplated by the Merger Agreements are referred to herein as the “Merger Transaction.”
Merger Consideration — Issuance of Shares - The final aggregate purchase price for the Ohio Companies was $37.9 million, which consisted of approximately $20.8 million in debt of the Ohio Companies with the remainder of the purchase price paid in unregistered shares of common stock of the Company. In accordance with the Merger Agreements, on January 5, 2010, the shares of common stock of Lightning Pipeline, Great Plains and BGC and the membership units of GPL were converted into the right to receive unregistered shares of common stock of the Company (the “Shares”) in accordance with the following calculation:
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
The following table shows results of operations (in thousands) for the nine months ended September 30, 2010, including the results of the Ohio Companies since the acquisition date of January 5, 2010. The table also shows pro-forma results for the nine months ended September 30, 2009 as if the acquisition had occurred on January 1, 2009. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the Company and the Ohio Companies for the nine months ended September 30, 2009, and contain adjustments to depreciation and amortization for the effects of the purchase price allocation, and to income tax expense to record income tax expense for the Ohio Companies. The results of operations for the Ohio companies for the period from January 1, 2010 to January 4, 2010 were not material.

	Nine Months Ended September 30,
	2010	2009
		Pro forma
	(in thousands)

Revenues	$62,291	$74,892

Operating income	6,651	7,424

Net income	4,084	3,576

Earnings per share — basic	$0.68	$0.60

Earnings per share — diluted	$0.68	$0.60

There is $16,909,000 of revenue and $242,000 of net income from the Ohio companies included in the consolidated statement of income for the nine months ended September 30, 2010.
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
The following is a summary of available-for-sale securities at:

	Marketable securities
	Investment	Unrealized	Estimated
	at cost	gains	Fair Value

September 30, 2010	$199,500	$81,850	$281,350

December 31, 2009	$4,172,899	$238,272	$4,411,171

September 30, 2009	$5,238,387	$(27,729)	$5,210,658

Unrealized gain (loss) on available-for-sale securities of $50,542, $146,701 and ($17,049) (net of $31,308, $91,571, and ($10,681) in taxes), was included in accumulated other comprehensive income in the accompanying unaudited condensed balance sheets at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.
Proceeds from the sales of marketable securities during the three and nine months ended September 30, 2010 were $1,831,989 and $4,185,867, respectively, and gross realized gains were $50,376 and $159,520, respectively. No marketable securities were sold during the three and nine months ended September 30, 2009.
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

Valuation Hierarchy
A fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs has been established by the applicable accounting guidance. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2010:

	September 30, 2010
	Level I	Level II	Level III	TOTAL
Available-for-sale securities	$281,350	—	—	$281,350

Total	$281,350	$—	$—	$281,350

NOTE 4 — DEFERRED CHARGES
Deferred Charges consist of the following:

	September 30,		December 31,
	2010	2009	2009

Regulatory asset for property taxes	$1,018,306	$1,324,557	$1,247,993
Regulatory asset for income taxes	452,645	452,645	452,646
Regulatory (liability) asset for deferred environmental remediation costs	(49,611)	54,176	22,042
Rate case costs	59,095	18,538	15,448
Unamortized debt issue costs	335,489	369,884	356,339

Total	$1,815,924	$2,219,800	$2,094,468

Regulatory assets will be recovered over a period of approximately seven to twenty years.
The property tax asset does not earn a return in the rate base; however the property tax is recovered in rates over a ten-year period that began January 1, 2004. The income taxes and environmental remediation costs earn a return equal to that of the Company’s rate base. No other assets earn a return or are recovered in the rate structure.
NOTE 5 — ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following:

	September 30,		December 31,
	2010	2009	2009

Property tax settlement—current portion	$242,120	$242,120	$242,120
Payable to employee benefit plans	51,869	32,438	81,045
Accrued vacation	166,438	607,022	55,416
Customer deposits	668,495	453,220	521,535
Accrued interest	226,566	200,200	31,900
Accrued interest — related parties	345,103	—	—
Accrued taxes other than income	2,939,822	772,810	640,801
Deferred payments from levelized billing	2,965,235	1,802,920	2,176,671
Other regulatory liabilities	31,028	—	59,996
Other	496,433	621,227	785,399

Total	$8,133,109	$4,731,957	$4,594,883

NOTE 6 — OTHER LONG TERM LIABILITIES
Other long-term liabilities consist of the following:

	September 30,		December 31,
	2010	2009	2009

Asset retirement obligation	$1,511,409	$776,700	$787,233
Customer advances for construction	938,693	791,706	800,250
Regulatory liability for income taxes	83,161	83,161	83,161
Regulatory liability for gas costs	131,443	—	131,443
Long term notes payable	2,829	—	3,416
Property tax settlement	486,008	729,008	486,008

Total	$3,153,543	$2,380,575	$2,291,511

NOTE 7 — LINES OF CREDIT AND LONG-TERM DEBT
The Company funds its operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, Gas Natural has used the working capital line of credit portion of the credit facility with Bank of America, N.A. (“Bank of America”) (fka LaSalle Bank, N.A.). Gas Natural has greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, Gas Natural’s short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months.
With the acquisition of the Ohio Companies, Gas Natural now has two additional lines of credit from Citizens Bank and Huntington National Bank, N.A., which are used for working capital needs by NEO and Orwell, respectively.
Long Term Debt and Bank of America Line of Credit
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, Energy West, Incorporated authorized the sale of $13.0 million aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance Energy West’s existing notes. With this refinancing, the Company expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $496,000 in new debt issue costs to be amortized over the life of the new notes.
Bank of America Line of Credit — On June 29, 2007, Energy West established its five-year unsecured credit facility with Bank of America, replacing a previous $20 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by Energy West. At September 30, 2010, Energy West had $14.6 million in borrowings on the line of credit.
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
At September 30, 2010, $2.1 million has been borrowed under the revolving line of credit, $6.7 million under the NEO term loan, $2.3 million under the Great Plains term loan and $768,000 under the GPL term loan.
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
Long-term Debt — $4.6 Million Senior Secured Note — The Huntington Credit Facility includes a $4.6 million term note that bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The term note requires monthly payments of approximately $33,000 and matures on November 28, 2010.
Line of Credit — The Huntington Credit Facility also includes a $1.5 million line of credit. The credit line bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The credit line requires monthly interest payments with the principal due at maturity, November 28, 2010.
The Huntington Credit Facility requires Orwell to maintain a fixed charge coverage ratio of at least 1 to 1 of EBITDA to the sum of (i) scheduled principal payments on debt and capital leases, plus (ii) interest expense, plus (iii) federal, state and local income tax expense, plus (iv) dividends and distributions, measured on a rolling four quarter basis. The Huntington Credit Facility allows Orwell to pay dividends to Gas Natural as long as the aggregate amount of all dividends, distributions, redemptions and repurchases in any fiscal year do not exceed 60% of net income (as defined in the Huntington Credit Facility) of Orwell for each fiscal year. At September 30, 2010, $1.5 million has been borrowed under the credit line and $4.1 million under the term note. The Huntington Credit Facility is also secured by a pledge of 300,000 shares of Gas Natural common stock (or the proceeds from the sale of these shares) by the RMO Trust.

Combined Term Loans and Credit Facilities
At September 30, 2010, the Company had approximately $6.4 million in cash ($5.7 million net of bank overdrafts). In addition, at September 30, 2010, Gas Natural had $18.2 million in borrowings under its lines of credit and net available borrowing capacity at September 30, 2010 of $5.4 million.
The total amount outstanding under all Gas Natural’s long-term debt obligations was $27.2 million and $13.0 million at September 30, 2010 and 2009 respectively. The portion of such obligations due within one year was $5.0 million and $0 at September 30, 2010 and 2009, respectively.
At September 30, 2010, the Company believes it was in compliance with the financial convenants under its debt agreements.
NOTE 8 — INCOME TAX EXPENSE (BENEFIT)
Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$(267,278)	$(92,991)	$1,834,457	$1,395,894
State income tax, net of federal tax expense	1,780	(6,246)	(12,215)	93,755
Amortization of deferred investment tax credits	(5,266)	(5,265)	(15,797)	(15,796)
True-up amounts accrued to 2009 tax return	(506,232)	—	(506,232)	—
Other	35,590	3,468	11,231	155,380

Total income tax expense (benefit)	$(741,406)	$(101,034)	$1,311,444	$1,629,233

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax benefits were accrued at September 30, 2010.
The tax years 2004 through 2009 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

NOTE 9 — SEGMENT INFORMATION
Three Months Ended September 30, 2010

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$10,235,666	$—	$—	$—	$(76,900)	$10,158,766
Marketing and Production	—	2,137,068	—	—	(1,498,597)	638,471
Pipeline operations	—	—	104,461	—	—	104,461

Total operating revenue	10,235,666	2,137,068	104,461	—	(1,575,497)	10,901,698

COST OF SALES:
Gas purchased	4,879,927	—	—	—	(76,900)	4,803,027
Gas — wholesale	—	1,879,531	—	—	(1,498,597)	380,934

Total Cost of Sales	4,879,927	1,879,531	—	—	(1,575,497)	5,183,961

GROSS MARGIN	$5,355,739	$257,537	$104,461	$—	$—	$5,717,737

OPERATING INCOME:	$(678,894)	$52,455	$70,544	$—	$—	$(555,895)

NET INCOME	$(325,729)	$274,534	$82,563	$(76,073)	$—	$(44,705)

Total Assets	110,032,010	5,463,177	726,574	57,041,165	(51,898,609)	$121,364,317
Goodwill	13,929,745	—	—	—	—	$13,929,745
Three Months Ended September 30, 2009

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$6,216,254	$—	$—	$—	$(81,892)	$6,134,362
Marketing and Production	—	3,525,079	—	—	(1,447,770)	2,077,309
Pipeline operations	—	—	114,417	—	—	114,417

Total operating revenue	6,216,254	3,525,079	114,417	—	(1,529,662)	8,326,088

COST OF SALES:
Gas purchased	2,479,931	—	—	—	(81,892)	2,398,039
Gas — wholesale	—	3,186,164	—	—	(1,447,770)	1,738,394

Total Cost of Sales	2,479,931	3,186,164	—	—	(1,529,662)	4,136,433

GROSS MARGIN	$3,736,323	$338,915	$114,417	$—	$—	$4,189,655

OPERATING INCOME:	$179,036	$(2,186)	$73,488	$(5,829)	$—	$244,509

NET INCOME	$9,883	$(12,028)	$73,787	$(244,115)	$—	$(172,473)

Total Assets	55,539,568	5,965,017	765,827	38,365,563	(31,637,562)	$68,998,413
Goodwill	—	—	—	—	—	$—

Nine Months Ended September 30, 2010

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$56,581,131	$—	$—	$—	$(234,096)	$56,347,035
Marketing and Production	—	11,325,249	—	—	(5,700,446)	5,624,803
Pipeline operations	—	—	319,418	—	—	319,418

Total operating revenue	56,581,131	11,325,249	319,418	—	(5,934,542)	62,291,256

COST OF SALES:
Gas purchased	32,577,699	—	—	—	(234,096)	32,343,603
Gas — wholesale	—	10,135,599	—	—	(5,700,446)	4,435,153

Total Cost of Sales	32,577,699	10,135,599	—	—	(5,934,542)	36,778,756

GROSS MARGIN	$24,003,432	$1,189,650	$319,418	$—	$—	$25,512,500

OPERATING INCOME:	$5,882,195	$609,916	$169,875	$(11,364)	$—	$6,650,622

NET INCOME	$3,653,545	$308,729	$143,283	$(21,538)	$—	$4,084,019

Total Assets	110,032,010	5,463,177	726,574	57,041,165	(51,898,609)	$121,364,317
Goodwill	13,929,745	—	—	—	—	$13,929,745
Nine Months Ended September 30, 2009

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$42,273,153	$—	$—	$—	$(452,915)	$41,820,238
Marketing and Production	—	14,678,662	—	—	(4,939,008)	9,739,654
Pipeline operations	—	—	338,484	—	—	338,484

Total operating revenue	42,273,153	14,678,662	338,484	—	(5,391,923)	51,898,376

COST OF SALES:
Gas purchased	27,315,285	—	—	—	(452,915)	26,862,370
Gas — wholesale	—	12,763,129	—	—	(4,939,008)	7,824,121

Total Cost of Sales	27,315,285	12,763,129	—	—	(5,391,923)	34,686,491

GROSS MARGIN	$14,957,868	$1,915,533	$338,484	$—	$—	$17,211,885

OPERATING INCOME:	$3,955,605	$1,184,487	$197,590	$(5,829)	$—	$5,331,853

NET INCOME	$2,107,360	$677,152	$146,513	$(454,690)	$—	$2,476,335

Total Assets	55,539,568	5,965,017	765,827	38,365,563	(31,637,562)	$68,998,413
Goodwill	—	—	—	—	—	$—

NOTE 10 — STOCK OPTIONS AND SHAREHOLDER RIGHTS PLANS
2002 Stock Option Plan — The Gas Natural Inc. 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of September 30, 2010, there were 29,500 options outstanding, and the maximum number of shares available for future grants under this plan is 63,500 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the Company’s outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.
Stock Option Disclosures — The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In the quarters ended September 30, 2010 and 2009, no options were granted. At September 30, 2010 and 2009, a total of 29,500 and 34,500 options were outstanding, respectively.
A summary of the status of the Company’s stock option plans as of September 30, 2010 and December 31, 2009 and changes during the periods ended on these dates is presented below.

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value

Outstanding December 31, 2009	44,500	$8.52
Granted	—	$—
Exercised	—	$—
Expired	(15,000)	$9.93

Outstanding September 30, 2010	29,500	$7.81	$97,780

Exercisable September 30, 2010	10,000	$7.87	$32,475

The following information applies to options outstanding at September 30, 2010:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
Grant	Number	Exercise	Life	Number
Date	Outstanding	Price	(Years)	Exercisable

1/6/2006	4,500	$6.35	0.27	0
12/1/2008	10,000	$7.10	8.17	5,000
6/3/2009	5,000	$8.44	3.67	2,500
12/1/2009	10,000	$8.85	9.17	2,500

	29,500			10,000

NOTE 11 — COMPREHENSIVE INCOME
Comprehensive income includes net income and other comprehensive income, which is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of income in computing net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(44,705)	$(172,473)	$4,084,019	$2,476,335
Other comprehensive income

Change in unrealized gain/loss on available-for-sale securities, net of tax	(12,203)	(471,540)	(96,262)	302,097

Comprehensive income	$(56,908)	$(644,013)	$3,987,757	$2,778,432

Other comprehensive income is reported net of tax of ($7,626) and ($294,718) for the three months ended September 30, 2010 and 2009, and ($60,160) and $188,774 for the nine months ended September 30, 2010 and 2009.
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
Note Payable to Mr. Osborne
We have two notes payable to Mr. Osborne. The first carries an annual interest rate of 6.0% with a maturity date of January 3, 2014 and has a balance at September 30, 2010 of $1,654,985, plus accrued interest of $342,292. The second note carries an annual interest rate equal to the prime rate as published by Key Bank, NA, is payable on demand, and has a balance at September 30, 2010 of $49,361, plus accrued interest of $2,812. Interest expense related to these two notes of $25,782 and $91,527 was accrued during the three and nine months ended September 30, 2010, respectively.
Gas Supply, Pipeline Transport and Gas Sales
The table below details gas supply and transport related balances and transactions with companies owned or controlled by Mr. Osborne:

		Amounts for Natural Gas Purchased
		and Imbalance Activity
	Accounts	Three Months	Nine Months
	Payable	Ended	Ended
	9/30/2010	September 30, 2010	September 30, 2010

John D. Oil and Gas Marketing	$637,998	$814,955	$3,181,156
Cobra Pipeline	2,755	28,185	314,041
Orwell Trumbell Pipeline	8,031	23,653	(562,163)
Great Plains Exploration	884	1,726	22,375
We have also accrued a liability of $215,195 due to companies controlled by Mr. Osborne for natural gas used through September 30, 2010, but not yet invoiced to us. The related expense appears as part of the Gas Purchased line item on our income statements for the three and nine months ended September 30, 2010. These amounts will be trued up to the actual invoices when received in future periods.
The table below details gas sales transactions and balances with companies owned or controlled by Mr. Osborne:

		Amounts for Natural Gas Sold
	Accounts	Three Months	Nine Months
	Receivable	Ended	Ended
	9/30/2010	September 30, 2010	September 30, 2010

John D. Oil and Gas Marketing	$40,750	$—	$49,824
Great Plains Exploration	162,159	—	1,953,052

Administrative and Other
We have a note receivable from ONG Marketing, Inc., a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to ONG Marketing, Inc. to finance the acquisition of a gas pipeline. At September 30, 2010 the balance was $57,518 with $9,399 due within one year. We have a corresponding agreement to lease the pipeline from ONG Marketing, Inc. through December 31, 2016. During the three and nine months ended September 30, 2010, we made rental and related payments of $3,300 and $11,127, respectively, and the balance due at September 30, 2010 to ONG Marketing, Inc. was $2,200.
We purchased pipe and other construction supplies from Big Oats Pipeline Supply, a company controlled by Mr. Osborne, during the three months and nine months ended September 30, 2010 of $557,886 and $897,693, respectively. The balance due at September 30, 2010 was $442,467. We also sold supplies and incurred other expenses on behalf of Big Oats of $1,183 and $4,010 during the three months and nine months ended September 30, 2010, respectively. The balance receivable from Big Oats at September 30, 2010 is $192.
During the three months and nine months ended September 30, 2010, we incurred expense of $47,702 and $326,952, respectively for rent, supplies, and consulting services received from various companies controlled by Mr. Osborne. The balance payable for these services totaled $15,651at September 30, 2010.
We also provided management and other services to various companies controlled by Mr. Osborne during the three months and nine months ended September 30, 2010 of $33,129 and $222,200, respectively. The balance receivable for these services totaled $292,215 at September 30, 2010.
NOTE 14 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted
Consolidation of Variable Interest Entities - In June 2009, the FASB issued new guidance on consolidation of variable interest entities. The guidance will significantly affect various elements of consolidation under existing accounting standards, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary. This new guidance is effective for interim and annual periods beginning after November 15, 2009. We implemented the guidance on January 1, 2010 and the implementation did not have a material impact on our consolidated financial statements.
Fair Value Measurement Disclosures - In January 2010, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU No. 2010-06), which will update the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for Level 2 and Level 3 fair value measurements, transfers in and out of Levels 1 and 2, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 are effective for interim and annual periods beginning after December 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010. We implemented the portions of the guidance required on January 1, 2010 and the implementation did not have a material impact on our consolidated financial statements.
NOTE 15 — SUBSEQUENT EVENTS
Note Purchase Agreement
On November 1, 2010, we entered into a note purchase agreement with Sun Life Assurance Company of Canada (the “Sun Life”) to refinance the existing debt of our Ohio subsidiaries. Under the note purchase agreement, Gas Natural’s Ohio utilities, Orwell, NEO, and BGC, agreed to issue and sell to Sun Life a $17.7 million senior secured guaranteed promissory note on or before November 28, 2010 (the “ONB Note”) in a private placement (the “ONB Note Purchase Agreement”). The proceeds will be used to retire $5.8 million of debt incurred by Orwell under its $4.3 million term loan and $1.5 million line of credit with The Huntington National Bank, N.A., and $9.5 million of debt incurred by NEO and its affiliate, GPL, under a credit facility with Citizens Bank, N.A. (“Citizens”).

The ONB Note will be guaranteed by Gas Natural’s wholly-owned subsidiaries, Great Plains and Lightning Pipeline, which serve as intermediate holding companies for NEO and Orwell respectively. The ONB Note will also be guaranteed by Gas Natural and by Richard M. Osborne, individually and as Trustee of the Richard M. Osborne Trust under Restated Trust Agreement dated January 13, 1995 (the “RMO Trust,” and together with Gas Natural, Great Plains and Lightning, the “Guarantors”). Mr. Osborne is Gas Natural’s Chairman, Chief Executive Officer and largest shareholder. Each of the Guarantors is party to the ONB Note Purchase Agreement.
The ONB Note will bear interest at an annual rate equal to 303 basis points over the yield to maturity of the U.S. Treasury Security with a maturity of June 1, 2017 as announced by Bloomberg Financial Markets, using its ICUR function, four days prior to closing of the ONB Note Purchase Agreement. Interest will compound semi-annually. The ONB Note will mature on June 1, 2017 and requires monthly interest payments with the principal due at maturity.
The ONB Note Purchase Agreement requires that Gas Natural and its subsidiaries maintain, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The ONB Note Purchase Agreement also requires that Gas Natural and its subsidiaries not permit indebtedness to exceed 60% of capitalization at any time.
Additionally, cash dividends may be paid by the Ohio subsidiaries to their respective parent companies only if (i) the aggregate amount of all such dividends and any distributions, redemptions and repurchases for the fiscal year do not exceed sixty percent (60%) of net income of the Ohio subsidiaries (determined on a consolidated basis and in accordance with GAAP), and (ii) there exists no other event of default at the time the dividend is paid. The ONB Note Purchase Agreement also contains other customary loan covenants and default provisions.
Great Plains is indebted to Citizens in the amount of approximately $2.3 million and has entered a separate note purchase agreement with Sun Life to refinance that debt (the “Great Plains Note Purchase Agreement,” and together with the ONB Note Purchase Agreement, the “Note Purchase Agreements”). Under the Great Plains Note Purchase Agreement, Great Plains will issue and sell to Sun Life a promissory note in the amount of $2.3 million (the “Great Plains Note,” and together with the ONB Note, the “Notes”). Closing must occur no later than November 28, 2010. The Great Plains Note will bear interest at the annual rate of 3-month LIBOR plus 3.85% and require quarterly interest payments with the principal due at maturity, three years after closing. Gas Natural and Lightning will be party to the Great Plains Note Purchase Agreement as guarantors. The Great Plains Note will also be guaranteed by Mr. Osborne, as Trustee of the RMO Trust. The Great Plains Note Purchase Agreement also contains other customary loan covenants and default provisions.
The Notes will be collateralized by a security interest in the assets of the Ohio subsidiaries. The Notes will also be collateralized by Gas Natural’s pledge of all of the shares of capital stock of Lightning, Great Plains and Brainard, and pledges by Lightning and Great Plains of all of the shares of capital stock of Orwell and NEO respectively. Closing of the transactions contemplated by the Note Purchase Agreements is subject to utility regulatory approval.
Equity Offering
On November 15, 2010 Gas Natural Inc. completed an underwritten public offering of 2,100,000 shares of its common stock, of which 1,760,000 shares were sold by the Company and 340,000 shares were sold by certain selling shareholders, at a price of $10.00 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions, were approximately $16.0 million. The Company did not receive any proceeds from the sale of shares by the selling shareholders.
The Company intends to use the net proceeds from the shares sold by the Company to expand its distribution systems as well as for working capital and general corporate purposes. Additionally, the Company’s Ohio utilities have $7.7 million of debt that will mature November 28, 2010. As discussed above, the Company has entered into a note purchase agreement with Sun Life to refinance this debt, which is subject to regulatory approvals. If it is unable to obtain regulatory approval, the Company may use a portion of the proceeds of the offering to retire all or a portion of the debt.

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
Summary of Operating Results
For the quarter, our net loss was $45,000 as compared to a net loss of $172,000 in the same quarter of 2009, an increase in income of $127,000 or 74%. Net income for the nine months ended September 30, 2010 was $4.1 million, compared with $2.5 million for the same period in 2009, an increase of $1.6 million or 64%. Contributing to the results for the third quarter of 2010 was an income tax benefit totaling $506,000 relating to the true-up of amounts estimated and accrued to actual amounts from our recently filed 2009 federal and state income tax returns. The differences relate primarily to additional depreciation deductions allowed on the tax returns.
For the quarter, the natural gas segment incurred a net loss of $326,000 compared to net income of $10,000 for the same period last year, a decrease of $336,000 or 336%. The Ohio Companies are traditional utility operations with revenue streams heavily dependent on residential heating load and returned a net loss of $695,000 in this non-heating quarter. This was partially offset by an increase of $360,000 in net income from our existing operations, where we continue to add new customers and are expanding our facilities to meet strong demand. In addition the effect of the true-up related to our 2009 income tax return added $311,000 to the net income from existing operations. For the nine months ended September 30, 2010, natural gas operations contributed net income of $3.7 million compared to $2.1 million for the same period in 2009, an increase of 76%. Net income from the Ohio Companies accounted for $242,000 of the $1.6 million increase, with continued growth in our North Carolina and Maine operations accounting for the majority of the $1.3 million increase from existing operations.
In our marketing and production segment, we experienced decreased sales in our gas marketing operation in 2010 compared with 2009. A favorable differential between the AECO and CIG Rockies natural gas indexes led to increased sales in 2009 that were not available in 2010. This is offset by a $254,000 income tax benefit from the true-up of income tax expense to our filed 2009 income tax return. The result is an increase in earnings for the quarter of $287,000 to net income of $275,000 from a net loss of $12,000 for the same period in 2009. The trial in our lawsuit with Shelby Gas Association (“Shelby”) concluded on April 27, 2010 with the jury awarding Shelby damages in the amount of $522,000. After taking into account the existing liability of $82,000, we recorded the remaining liability and associated expense of $440,000 in the first quarter of 2010. This event, combined with the decreased sales in our gas marketing operation and the income tax benefit resulted in net income of $309,000 for the nine months ended September 30, 2010, compared with $677,000 for the same period in 2009, a decrease of $368,000 or 54%.

Our pipeline operations segment generated net income of $83,000 for the three months ended September 30, 2010 compared to $74,000 for 2009, and net income of $143,000 for the nine months ended September 30, 2010, compared with $147,000 for the same period in 2009.
Corporate and other operations, for the fiscal third quarter returned a net loss of $76,000 compared with a net loss of $244,000 for the same period in 2009. For the nine months ended September 30, 2010, corporate and other operations returned a net loss of $22,000 compared with a net loss of $455,000 for the same period in 2009. A significant decrease in expenses related to acquisition activities, and a gain on the sale of marketable securities accounted for the positive effect on earnings. This is partially offset by $101,000 of income tax expense from the true-up of income tax expense to our filed 2009 income tax return.
Ohio Acquisitions
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
Where we refer to existing operations, we are including all operations in existence prior to the acquisition of the Ohio Companies. Generally, the contribution of the Cut Bank Gas Company, acquired in November 2009, to our financial results was immaterial given its small size, and its results are included in existing operations, unless otherwise noted.
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

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2009. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2010 and for the three month period ended September 30, 2010. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — Our net loss for the three months ended September 30, 2010 was approximately $45,000 compared with net loss of approximately $172,000 for the three months ended September 30, 2009, an increase in net income of $127,000 or 74%. The three months ended September 30, 2010 included a net loss of approximately $695,000 from the operations of the Ohio Companies, acquired on January 5, 2010. The revenue streams from these traditional utility operations are heavily dependent on residential heating load. This was partially offset by an increase in net income from existing natural gas operations of $360,000. Our gas marketing and production operations returned an increase in net income of $287,000. Net income from pipeline operations increased by $9,000. Our corporate and other segment reported an increase in earnings of $168,000 to a net loss of $76,000 in the three months ended September 30, 2010 from a net loss of $244,000 related primarily to acquisition related expenses in the same period of 2009.
Revenues — Our revenues for the three months ended September 30, 2010 were approximately $10.9 million compared with approximately $8.3 million for the three months ended September 30, 2009, an increase of $2.6 million. The increase was primarily attributable to: (1) natural gas operations revenue increased $4.1 million, due to incremental revenue gained from our recently acquired Ohio Companies of $2.6 million and an increase in revenues from our existing operations of $1.4 million, reflecting sales growth in our North Carolina and Maine markets and (2) a decrease in our marketing and production operation’s revenue of $1.4 million caused primarily by lower sales volumes in our Wyoming market, partially offset by an increase in production revenue.
Gross Margin — Gross margin increased $1.5 million, to approximately $5.7 million in the three months ended September 30, 2010 from approximately $4.2 million in the three months ended September 30, 2009. Our natural gas operation’s margins increased $1.7 million with $1.2 million coming from the recently acquired Ohio Companies, $355,000 from sales growth in our North Carolina and Maine markets and $100,000 from our recently acquired Cut Bank operation. Our marketing and production operation’s margin decreased by $81,000 due to lower sales in our marketing operation, offset by increased margin from higher prices and higher volumes produced in our production operation.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $2.4 million to $6.3 million in the three months ended September 30, 2010 as compared with $3.9 million in the three months ended September 30, 2009. Expenses from the recently acquired Ohio Companies totaled $2.1 million and expenses from Cut Bank totaled $125,000. The remaining difference was caused by increases in distribution, general and administrative expenses in our existing operations.
Other Income (Loss) — Other income increased by $476,000 to income of $262,000 in the three months ended September 30, 2010 from a loss of $214,000 in the three months ended September 30, 2009. This increase was caused primarily by (1) other income from the Ohio Companies of $119,000, and (2) a $302,000 increase in other income in our corporate and other segment to income of $39,000 in the three months ended September 30, 2010, from a loss of $263,000 in the same period of 2009, caused by a significant decrease in expenses related to acquisition activities and gains on the sales of marketable securities.
Interest Expense — Interest expense increased by $188,000 to approximately $492,000 in the three months ended September 30, 2010 from approximately $304,000 in the three months ended September 30, 2009. Interest expense from the recently acquired Ohio Companies totaled $215,000, with the offsetting decrease coming from existing operations.
Income Tax Benefit — Income tax benefit increased by $640,000 to $741,000 in the three months ended September 30, 2010 as compared with $101,000 in the three months ended September 30, 2009. The income tax benefit from the Ohio Companies totaled $358,000 and was related to the pre-tax loss. Income tax benefit from existing operations increased by $282,000. This change reflects a $506,000 income tax benefit from the true-up of income tax expense to our filed 2009 income tax return, partially offset by an increase in income tax expense due to increased pre-tax income.

Nine months ended September 30, 2010 Compared with Nine months ended September 30, 2009
The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2010 and for the nine month period ended September 30, 2010. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Net Income (Loss) — Our net income for the nine months ended September 30, 2010 was approximately $4.1 million compared to net income of approximately $2.5 million for the nine months ended September 30, 2009, an increase of approximately $1.6 million, or 64%. The nine months ended September 30, 2010 include net income of approximately $242,000 from the operations of the Ohio Companies, acquired on January 5, 2010. Net income from existing natural gas operations increased by $1.3 million. Our corporate and other segment reported an increase in earnings of $433,000 to a net loss of $22,000 in the nine months ended September 30, 2010, from a net loss of $455,000 in the same period of 2009. Net income from our gas marketing and production operations decreased by $368,000 and net income from our pipeline operations decreased by $4,000.
Revenues — Our revenues for the nine months ended September 30, 2010 were approximately $62.3 million compared with approximately $51.9 million for the nine months ended September 30, 2009, an increase of $10.4 million. The increase was primarily attributable to: (1) natural gas operations revenue increased $14.5 million, caused by revenue from our recently acquired Ohio Companies of $16.9 million and a decrease in revenues from our existing natural gas operations of $2.4 million due to lower commodity gas costs passed through to our customers, partially offset by increased sales in our North Carolina and Maine markets and (2) a decrease in our marketing and production operation’s revenue of $4.1 million caused primarily by lower sales volumes in our Wyoming market.
Gross Margin — Gross margin increased $8.3 million to approximately $25.5 million in the nine months ended September 30, 2010 from approximately $17.2 million in nine months ended September 30, 2009. Our natural gas operation’s margins increased $9.0 million with $6.9 million coming from the recently acquired Ohio Companies, $1.8 million from sales growth in our North Carolina and Maine markets and $500,000 from our recently acquired Cut Bank operation. Our marketing and production operation’s margin decreased by $726,000 due to lower sales in our marketing operation.
Expenses Other Than Cost of Goods Sold — Expenses other than cost of sales increased by $7.0 million to $18.9 million in the nine months ended September 30, 2010 compared with $11.9 million in the nine months ended September 30, 2009. Expenses from the recently acquired Ohio Companies totaled $6.2 million, and expenses from Cut Bank totaled $445,000. In our remaining operations, depreciation expense in our North Carolina and Maine operations was higher by $147,000 due to the system expansion to reach new customers in those service areas. The remaining increase was due to increases in other taxes and distribution, general and administrative expenses.
Other Income (Loss) — Other income increased by $683,000 to income of $359,000 in the nine months ended September 30, 2010 from a loss of $324,000 in the nine months ended September 30, 2009. This increase was caused primarily by (1) other income from the Ohio Companies of $468,000, (2) a $654,000 increase in other income in our corporate and other segment to income of $132,000 in the nine months ended September 30, 2010, from a loss of $522,000 in the same period of 2009, caused by a significant decrease in expenses related to acquisition activities, increased dividend income from marketable securities, and gains on the sale of marketable securities and (3) expense of $440,000 in marketing and production related to the conclusion of the lawsuit with Shelby Gas Association and an increase in expense of $19,000 from losses on our equity investment in Kykuit.
Interest Expense — Interest expense increased by $711,000 to approximately $1.6 million in the nine months ended September 30, 2010 from approximately $903,000 in the nine months ended September 30, 2009. Interest expense from the recently acquired Ohio Companies totaled $751,000 and was partially offset by a small decrease from existing operations.
Income Tax Expense — Income tax expense decreased by $318,000 to approximately $1.3 million in the nine months ended September 30, 2010 compared with approximately $1.6 million in the nine months ended September 30, 2009. Income tax expense from the Ohio Companies totaled $124,000. Offsetting this was a decrease in income tax expense from existing operations of $442,000, reflecting a $506,000 income tax benefit from the true-up of income tax expense to our filed 2009 income tax return and a $247,000 income tax benefit due to a change in the effective state tax rate for 2010. This was partially offset by an increase in income tax expense of $311,000 due to increased pre-tax income.

Operating Results of our Natural Gas Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Natural Gas Operations
Operating revenues	$10,158,766	$6,134,362	$56,347,035	$41,820,238
Gas purchased	4,803,027	2,398,039	32,343,603	26,862,370

Gross margin	5,355,739	3,736,323	24,003,432	14,957,868
Operating expenses	6,034,633	3,557,287	18,121,237	11,002,263

Operating income (loss)	(678,894)	179,036	5,882,195	3,955,605
Other income	227,452	52,818	703,649	214,639

Income (loss) before interest and taxes	(451,442)	231,854	6,585,844	4,170,244

Interest (expense)	(467,555)	(282,582)	(1,545,184)	(822,753)

Income (loss) before income taxes	(918,997)	(50,728)	5,040,660	3,347,491
Income tax benefit (expense)	593,268	60,611	(1,387,115)	(1,240,131)

Net income (loss)	$(325,729)	$9,883	$3,653,545	$2,107,360

Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009
Natural Gas Revenues and Gross Margins — Our operating revenues in the three months ended September 30, 2010 increased by $4.1 million to approximately $10.2 million from approximately $6.1 million in the three months ended September 30, 2009. Revenues from our recently acquired Ohio Companies caused a $2.6 million increase in revenue. Revenues in our existing natural gas operations increased by $1.4 million. Increased revenues in our North Carolina and Maine markets account for $634,000, $175,000 comes from our recently acquired Cut Bank operation and the remainder is caused by increases in gas costs passed on to our customers.
Gas purchases in our natural gas operations increased by $2.4 million to approximately $4.8 million in the three months ended September 30, 2010 from approximately $2.4 million in the three months ended September 30, 2009. Gas purchases from our recently acquired Ohio Companies were $1.4 million. Gas purchases in our existing natural gas operations increased by approximately $1.0 million Increased sales in our North Carolina and Maine markets account for $279,000, $64,000 comes from our recently acquired Cut Bank operation and the remainder is caused by increases in the price of natural gas compared to the 2009 quarter.
Gross margin was approximately $5.4 million for the three months ended September 30, 2010, compared with approximately $3.7 million for the three months ended September 30, 2009. Of this increase of $1.7 million, the recently acquired Ohio Companies accounted for $1.2 million. Sales growth in our North Carolina and Maine markets accounted for $355,000 of the increase and $100,000 was earned from our recently acquired Cut Bank operation.
Natural Gas Operating Expenses — Our operating expenses were approximately $6.0 million for the three months ended September 30, 2010, compared with approximately $3.6 million for the three months ended September 30, 2009. The $2.4 million increase was due primarily to operating expenses from our recently acquired Ohio Companies of $2.1 million, and Cut Bank of $125,000, with the remaining increase due to increases in distribution general and administrative expenses in our existing operations.
Natural Gas Other Income — Other income increased by $174,000 to $227,000 in the three months ended September 30, 2010 from $53,000 in the three months ended September 30, 2009. Other income from the recently acquired Ohio Companies was $119,000, with the remaining income contributed by existing operations.
Natural Gas Interest Expense — Interest expense increased by $185,000 to $468,000 in the three months ended September 30, 2010 from $283,000 in the three months ended September 30, 2009. Interest expense from the recently acquired Ohio Companies was $215,000. This was partially offset by a decrease in interest expense from existing operations of $30,000.

Natural Gas Income Tax Benefit — Income tax benefit increased by $532,000 to $593,000 in the three months ended September 30, 2010 from $61,000 in the three months ended September 30, 2009. The income tax benefit from the recently acquired Ohio Companies totaled $358,000 and was related to the pre-tax loss. Income tax benefit from existing operations increased by $174,000 and reflects a $311,000 income tax benefit from the true-up of income tax expense to our filed 2009 income tax return, partially offset by an increase in income tax expense due to increased pre-tax income.
Nine months ended September 30, 2010 Compared with Nine months ended September 30, 2009
Natural Gas Revenues and Gross Margins — Our operating revenues in the nine months ended September 30, 2010 increased by $14.5 million to approximately $56.3 million from approximately $41.8 million in the nine months ended September 30, 2009. Revenue from our recently acquired Ohio Companies was $16.9 million. Revenues in our existing natural gas operations decreased by $2.4 million. Our cost of gas passed through to customers in the first nine months of 2010 was significantly lower than our cost for the same period in 2009. This decrease was partially offset by increased sales in our North Carolina and Maine markets throughout the nine months of 2010.
Gas purchases in our natural gas operations increased by $5.4 million to approximately $32.3 million in the nine months ended September 30, 2010 from approximately $26.9 million in the nine months ended September 30, 2009. Gas purchases from our recently acquired Ohio Companies were $10.0 million. Gas purchases in our existing natural gas operations decreased by approximately $4.5 million. Due to pricing, our gas costs in the first nine months of 2010 were significantly lower than our costs for the same period in 2009. This decrease was partially offset by gas costs related to increased sales in our North Carolina and Maine markets throughout the nine months of 2010.
Gross margin was approximately $24.0 million for the nine months ended September 30, 2010, compared with approximately $15.0 million for the nine months ended September 30, 2009. Of this increase of $9.0 million, the recently acquired Ohio Companies accounted for $6.9 million. Sales growth in our North Carolina and Maine markets accounted for $1.8 million of the increase and $500,000 was earned from our recently acquired Cut Bank operation. These were offset by a slight decrease from our remaining operations.
Natural Gas Operating Expenses — Our operating expenses were approximately $18.1 million for the nine months ended September 30, 2010, compared with approximately $11.0 million for the nine months ended September 30, 2009. The $7.1 million increase was due primarily to operating expenses from our recently acquired Ohio Companies of $6.2 million, and Cut Bank of $445,000. In our existing operations, depreciation expense increased $147,000 due to investments in the expansion of the distribution systems of our North Carolina and Bangor operations. The remaining amount is due to increases in other taxes and distribution, general and administrative expenses.
Natural Gas Other Income — Other income increased by $489,000 to $704,000 in the nine months ended September 30, 2010 from $215,000 in the nine months ended September 30, 2009. Other income from the recently acquired Ohio Companies was $468,000, with a slight offsetting reduction in other income from existing operations.
Natural Gas Interest Expense — Interest expense increased by $722,000 to approximately $1.5 million in the nine months ended September 30, 2010 from $823,000 in the nine months ended September 30, 2009. Interest expense from the recently acquired Ohio Companies was $751,000, with the remaining difference coming from existing operations.
Natural Gas Income Tax Expense — Income tax expense increased by $147,000 to approximately $1.4 million in the nine months ended September 30, 2010 from approximately $1.2 million in the nine months ended September 30, 2009. Income tax expense from the recently acquired Ohio companies was $124,000. The remaining increase of $23,000 was caused by income tax expense of $447,000 on higher pre-tax income in our existing operations, offset by a $311,000 income tax benefit from the true-up of income tax expense to our filed 2009 income tax return and a $113,000 income tax benefit due to a change in the effective state tax rate for 2010.

Operating Results of our Marketing and Production Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Energy West Resources
Operating revenues	$638,471	$2,077,309	$5,624,803	$9,739,654
Gas purchased	380,934	1,738,394	4,435,153	7,824,121

Gross margin	257,537	338,915	1,189,650	1,915,533
Operating expenses	205,082	341,101	579,734	731,046

Operating income (loss)	52,455	(2,186)	609,916	1,184,487
Other income (expense)	(4,199)	(3,703)	(476,259)	(15,793)

Income (loss) before interest and taxes	48,256	(5,889)	133,657	1,168,694
Interest (expense)	(17,196)	(17,605)	(51,634)	(69,512)

Income (loss) before income taxes	31,060	(23,494)	82,023	1,099,182
Income tax benefit (expense)	243,474	11,466	226,706	(422,030)

Net income (loss)	$274,534	$(12,028)	$308,729	$677,152

Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009
Marketing and Production Revenues and Gross Margins — Our revenues decreased approximately $1.4 million to $638,000 in the three months ended September 30, 2010 from approximately $2.1 million in the three months ended September 30, 2009. Retail gas revenues decreased by $1.5 million due to lower sales volumes in our Wyoming market. The three months ended September 30, 2009 included sales volumes caused by a favorable differential between the AECO and CIG Rockies natural gas indexes. This differential reversed and had a negative effect in the three months ended September 30, 2010. This decrease was partially offset by an increase in production revenues of $110,000 due to higher volumes produced and higher prices received.
The gross margin in our marketing and production operations decreased $81,000 to approximately $258,000 in the three months ended September 30, 2010 from approximately $339,000 in the three months ended September 30, 2009. Gross margin from retail gas decreased by $165,000. This was due to the lower sales volumes, offset by an increase in gross margin from gas production of $84,000 due to the higher revenue from volumes produced.
Marketing and Production Operating Expenses — Our operating expenses decreased approximately $136,000, to $205,000 in the three months ended September 30, 2010 from $341,000 in the three months ended September 30, 2009. The three months ended September 30, 2009 included a one-time payment of approximately $139,000 made to the pipeline company that delivers much of our gas supply for facilities improvements.
Marketing and Production Other Income (loss) — Losses on our equity investment in Kykuit resulted in losses of $2,800 in the three months ended September 30, 2010 and $3,700 in the three months ended September 30, 2009.
Marketing and Production Interest Expense — Interest expense stayed flat at $17,100 in the three months ended September 30, 2010 and $17,600 in the three months ended September 30, 2009.
Marketing and Production Income Tax Benefit — Income tax benefit increased approximately $232,000 to $243,000 in the three months ended September 30, 2010 from $11,000 in the three months ended September 30, 2009, due to a $254,000 income tax benefit from the true-up of income tax expense to our filed 2009 income tax return and slightly offset by an increase in income tax expense due to increased pre-tax income.
Nine months ended September 30, 2010 Compared with Nine months ended September 30, 2009
Marketing and Production Revenues and Gross Margins — Our revenues decreased $4.1 million to approximately $5.6 million in the nine months ended September 30, 2010 from approximately $9.7 million in the nine months ended September 30, 2009. This decrease is due primarily to lower sales volumes in our Wyoming market. The nine months ended September 30, 2009 included sales volumes caused by a favorable differential between the AECO and CIG Rockies indexes. This differential turned the other direction and was unfavorable in the nine months ended September 30, 2010. Production revenues stayed flat from the 2009 period to the 2010 period.

The gross margin in our marketing and production operations decreased $726,000 to approximately $1.2 million in the nine months ended September 30, 2010 from approximately $1.9 million in the nine months ended September 30, 2009. Gross margin from retail gas decreased by $745,000 due to the lower sales volumes and gross margin from gas production increased by $19,000.
Marketing and Production Operating Expenses — Our operating expenses decreased approximately $151,000, to $580,000 in the nine months ended September 30, 2010 from $731,000 in the nine months ended September 30, 2009. The nine months ended September 30, 2009 included a one-time payment of approximately $139,000 made to the pipeline company that delivers much of our gas supply for facilities improvements.
Marketing and Production Other Income (loss) — We incurred a loss of $476,000 in the nine months ended September 30, 2010. The trial in our lawsuit with Shelby Gas Association (“Shelby”) concluded on April 27, 2010 with the jury awarding Shelby damages in the amount of $522,000. We had an existing liability recorded of $82,000 and recorded the remaining liability and associated expense of $440,000 in the first quarter of 2010. In 2010 we also incurred a loss of $35,000 on our equity investment in Kykuit. For the nine months ended September 30, 2009, we incurred a loss of $16,000, which is attributable to our equity investment in Kykuit.
Marketing and Production Interest Expense — Interest expense decreased approximately $18,000 to $52,000 in the nine months ended September 30, 2010 from $70,000 in the nine months ended September 30, 2009.
Marketing and Production Income Tax Expense — Income tax expense decreased approximately $649,000 to a benefit of $227,000 in the nine months ended September 30, 2010 from an expense of $422,000 in the nine months ended September 30, 2009, due to the tax benefit of $343,000 on the decrease in pre-tax income, the tax benefit of $254,000 related to the true-up of income tax expense to our filed 2009 income tax return and the tax benefit of $52,000 due to a change in the effective state tax rate for 2010.
Operating Results of our Pipeline Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Pipeline Operations
Operating revenues	$104,461	$114,417	$319,418	$338,484
Gas purchased	—	—	—	—

Gross margin	104,461	114,417	319,418	338,484
Operating expenses	33,917	40,929	149,543	140,894

Operating income	70,544	73,488	169,875	197,590
Other income	—	—	—	—

Income before interest and taxes	70,544	73,488	169,875	197,590
Interest (expense)	(7,627)	(4,217)	(17,316)	(10,151)

Income before income taxes	62,917	69,271	152,559	187,439
Income tax benefit (expense)	19,646	4,516	(9,276)	(40,926)

Net income	$82,563	$73,787	$143,283	$146,513

Net income increased $9,000 to approximately $83,000 in the three months ended September 30, 2010 from approximately $74,000 in the three months ended September 30, 2009. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.
Net income decreased $4,000 to approximately $143,000 in the nine months ended September 30, 2010 from approximately $147,000 in the nine months ended September 30, 2009. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

Results of our Corporate and Other Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Corporate and Other
Operating revenues	$—	$—	$—	$—
Gas purchased	—	—	—	—

Gross margin	—	—	—	—
Operating expenses	—	5,829	11,364	5,829

Operating loss	—	(5,829)	(11,364)	(5,829)
Other income (expense)	38,909	(262,727)	131,585	(522,376)

Income (loss) before interest and taxes	38,909	(268,556)	120,221	(528,205)
Interest expense	—	—	—	(339)

Income (loss) before income taxes	38,909	(268,556)	120,221	(528,544)
Income tax benefit (expense)	(114,982)	24,441	(141,759)	73,854

Net income (loss)	$(76,073)	$(244,115)	$(21,538)	$(454,690)

Our “Corporate and Other” reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural Inc.’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.
Quarter Ended September 30, 2010 Compared with Quarter Ended September 30, 2009
Results of corporate and other operations for the three months ended September 30, 2010 include dividends from marketable securities of approximately $14,000, interest income of $11,000, and gains on the sale of marketable equity securities of $77,000 offset by costs related to acquisition activities of $63,000. The related income tax expense combined with the income tax expense resulting from the true-up of income tax expense to our filed 2009 income tax return totals $115,000. The end result is a net loss of approximately $76,000.
Results of corporate and other operations for the three months ended September 30, 2009 include administrative and general costs of $6,000, costs related to acquisition activities of $315,000, offset by dividends from marketable securities of approximately $52,000 and income tax benefit of approximately $24,000, for a net loss of approximately $244,000.
Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009
Results of corporate and other operations for the nine months ended September 30, 2010 included dividends from marketable securities of approximately $133,000, interest income of $15,000, and gains on the sale of marketable equity securities of $159,000, offset by administrative costs of $11,000, costs related to acquisition activities of $175,000. The related income tax expense combined with income tax expense of $101,000 resulting from the true-up of income tax expense to our filed 2009 income tax return totals $142,000. A net loss of approximately $22,000 is the result.
Results of corporate and other operations for the nine months ended September 30, 2009 included administrative and general costs of $6,000, costs related to acquisition activities of $662,000, offset by dividends from marketable securities of approximately $139,000 and the applicable income tax benefit of approximately $74,000, for a net loss of approximately $455,000.
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes and changes in working capital.

Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, our $2.1 million credit facility with Citizens Bank, and our $1.5 million credit facility with Huntington National Bank N.A., shown in total as line of credit on the accompanying balance sheets. Our use of revolving lines of credit totaled $18.2 million at September 30, 2010 and consisted of $14.6 million at the Bank of America, $2.1 million at Citizens Bank, and $1.5 million at Huntington National Bank, N.A. This was an increase of $8.2 million from our $10.0 million line of credit balance at September 30, 2009 and was caused primarily by the purchase of the Ohio Companies and their existing liabilities, and capital expenditures in our Maine and North Carolina operations.
Long-term and current debt was $27.2 million at September 30, 2010, and $13.0 million at September 30, 2009. $15.1 million of total debt was purchased as part of the Ohio Companies acquisition, and $895,000 in payments were made since the purchase date.
Cash increased by $3.6 million from December 31, 2009 to September 30, 2010, compared with the $100,000 decrease in cash for the nine months ended September 30, 2009, as shown in the following table:

	September 30,
	2010	2009

Cash provided by operating activities	$6,851,125	$17,540,626
Cash used in investing activities	151,743	(8,344,812)
Cash used in financing activities	(3,371,609)	(9,295,437)

Increase (decrease) in cash	$3,631,259	$(99,623)

Cash provided by operating activities was approximately $10.7 million lower in the nine months ended September 30, 2010 than the nine months ended September 30, 2009. The use of cash for gas inventory increased by $4.4 million and is a combination of an increase in amounts paid in 2010 of $1.4 million, compared to a decrease of $3.0 million in 2009, all due to pricing. Other items affecting the use of cash include a $5.8 million increase in refunds of refundable costs of gas, and a $4.7 million increase in payments of accounts payable. These are partially offset by a $4.0 million increase in accounts receivable collections.
Cash provided by investing activities was approximately $8.5 million higher in the nine months ended September 30, 2010, than the nine months ended September 30, 2009. This was primarily due to a $5.5 million increase from marketable securities transactions. Other changes included a $2.8 million decrease in construction expenditures, a $200,000 increase in cash paid for acquired companies, a $300,000 decrease in cash paid for other investments, and a $100,000 increase in cash purchased in acquisitions.
Cash used in financing activities in the nine months ended September 30, 2010 was $3.4 million. This was $5.9 million less than the cash used of $9.3 million in the nine months ended September 30, 2009 and was due to increased net borrowings on the credit lines of $7.5 million, increased payments of $800,000 on long and short-term borrowings, and an $800,000 increase in dividends paid as compared to the nine months ended September 30, 2009.
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

Long Term Debt and Bank of America Line of Credit
Long-term Debt — $13.0 million 6.16% Senior Unsecured Notes — On June 29, 2007, we issued $13.0 million aggregate principal amount of our 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance our existing notes. With this refinancing, we expensed the remaining debt issue costs of $991,000 in fiscal 2007, and incurred approximately $496,000 in new debt issue costs to be amortized over the life of the new note.
Bank of America Line of Credit — On June 29, 2007, we established our five-year unsecured credit facility with Bank of America, replacing a previous $20.0 million one-year facility with Bank of America which was scheduled to expire in November 2007. The credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the London Interbank Offered Rate, plus 120 to 145 basis points, for interest periods selected by us. At September 30, 2010, the Company had $14.6 million in borrowings on the line of credit.
The following table represents borrowings under the Bank of America revolving line of credit for the quarter ended September 30, 2010.

Minimum borrowing	$9,900,000
Maximum borrowing	$3,598,000
Average borrowing	$4,372,000
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

At September 30, 2010, $2.1 million has been borrowed under the revolving line of credit, $6.7 million under the NEO term loan, $2.3 million under the Great Plains term loan and $768,000 under the GPL term loan.
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
Long-term Debt — $4.6 Million Senior Secured Note — The Huntington Credit Facility includes a $4.6 million term note that bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The term note requires monthly payments of approximately $33,000 and matures on November 28, 2010.
Line of Credit — The Huntington Credit Facility also includes a $1.5 million line of credit. The credit line bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 300 basis points with LIBOR floor of 1% per annum. Currently, the interest rate is 4.00% per annum. The credit line requires monthly interest payments with the principal due at maturity, November 28, 2010.
The Huntington Credit Facility requires Orwell to maintain a fixed charge coverage ratio of at least 1 to 1 of EBITDA to the sum of (i) scheduled principal payments on debt and capital leases, plus (ii) interest expense, plus (iii) federal, state and local income tax expense, plus (iv)dividends and distributions, measured on a rolling four quarter basis. The Huntington Credit Facility allows Orwell to pay dividends to Gas Natural as long as the aggregate amount of all dividends, distributions, redemptions and repurchases in any fiscal year do not exceed 60% of net income (as defined in the Huntington Credit Facility) of Orwell for each fiscal year. At September 30, 2010, $1.5 million has been borrowed under the credit line and $4.1 million under the term note. The Huntington Credit Facility is also secured by a pledge of 300,000 shares of Gas Natural stock by the RMO Trust.
Combined Term Loans and Credit Facilities
At September 30, 2010, the Company had approximately $6.4 million in cash ($5.7 million net of bank overdrafts). In addition, at September 30, 2010, Gas Natural had $18.2 million in borrowings under its lines of credit and our net available borrowing capacity at September 30 was $5.4 million.
The total amount outstanding under all Gas Natural’s long-term debt obligations was $27.2 million and $13.0 million at September 30, 2010 and 2009 respectively. The portion of such obligations due within one year was $5.0 million and $0 at September 30, 2010, and 2009, respectively.
At September 30, 2010 and 2009, we believe we were in compliance with the financial convenants under our debt agreements.
Our debt service requirements have increased significantly as a result of acquiring the Ohio Companies, making us more leveraged on a consolidated basis. As stated above, our debts under the Huntington Credit Facility and the Citizens revolving credit line, which totaled approximately $7.7 million as of September 30, 2010, will mature in November 2010.
On November 1, 2010, we entered into a note purchase agreement with Sun Life to refinance the existing debt of our Ohio subsidiaries. Under the note purchase agreement, our Ohio utilities, Orwell, NEO, and BGC, agreed to issue and sell to Sun Life a $17.7 million senior secured guaranteed promissory note on or before November 28, 2010 in a private placement . The proceeds will be used to retire $5.8 million of debt incurred by Orwell under its $4.3 million term loan and $1.5 million line of credit with The Huntington National Bank, N.A., and $9.5 million of debt incurred by NEO and its affiliate, GPL, under a credit facility with Citizens Bank, N.A. Closing of these transactions is subject to utility regulatory approval. We cannot guarantee that we will be able to obtain the requisite regulatory approvals before the Huntington and Citizens debt matures at the end of November. Please refer to Note 15 in the Notes to Condensed Consolidated Financial Statements for a complete discussion of the Sun Life agreements.

Capital Expenditures
We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in Ohio, North Carolina and Maine to meet the high customer interest in natural gas service in those three service areas. For the twelve months ended December 31, 2009, our total capital expenditures were approximately $8.9 million. During the nine months ended September 30, 2010 and 2009 capital expenditures were $4.0 million and $6.7 million, respectively. We estimate future cash requirements for capital expenditures will be as follows:

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
Interest Rate Risk
Our results of operations are affected by fluctuations in interest rates (e.g. interest expense on debt). We mitigate this risk by entering into long-term debt agreements with fixed interest rates. Some of our notes payable, however, may be subject to variable interest rates that we may mitigate by entering into interest rate swaps. A hypothetical 100 basis point change in market rates applied to the balance of the notes payable would change our interest expense by approximately $249,000 annually.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2010, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2010.
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

Gas Natural Inc.

/s/ Thomas J. Smith Thomas J. Smith
November 15, 2010	Chief Financial Officer (principal financial officer and principal accounting officer)