Form 10-Q
period 2011-03-31
Gas Natural Inc.
filed 2011-05-11
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 001-34585
GAS NATURAL INC.
(Exact name of registrant as specified in its charter)

Ohio	27-3003768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 First Avenue South
Great Falls, Montana	59401
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (800) 570-5688
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2011 was 8,151,301 shares.
As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2011.

GAS NATURAL INC.
INDEX TO FORM 10-Q

i

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,104,237	$13,026,585
Marketable securities	304,875	274,950
Accounts receivable
Trade, less allowance for doubtful accounts of $326,534 and $354,719, respectively	9,477,385	9,593,840
Related parties	479,255	559,384
Unbilled gas	4,031,852	5,724,346
Note receivable — related parties — current portion	9,733	9,565
Inventory
Natural gas and propane	1,102,216	5,876,710
Materials and supplies	1,693,767	1,414,367
Prepaid income taxes	—	1,601,798
Prepayments and other	706,587	912,959
Recoverable cost of gas purchases	1,020,653	2,628,824
Deferred tax asset	103,203	114,362

Total current assets	32,033,763	41,737,690

Property, Plant and Equipment, Net	77,856,138	76,134,401

Other Assets
Note receivable — related parties, less current portion	43,167	45,665
Deferred tax assets — less current portion	1,804,264	1,804,264
Regulatory assets
Property taxes	802,513	873,197
Income taxes	452,645	452,645
Rate case costs	79,107	64,271
Debt issuance costs	474,199	485,244
Goodwill	14,607,952	14,607,952
Customer relationships	656,458	662,167
Investment in unconsolidated affiliate	748,859	640,216
Other assets	218,399	220,224

Total other assets	19,887,563	19,855,845

TOTAL ASSETS	$129,777,464	$137,727,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED (Unaudited)

	March 31,	December 31,
	2011	2010
LIABILITIES AND CAPITALIZATION
Current Liabilities:
Checks in excess of amounts on deposit	$401,287	$532,145
Line of credit	11,000,000	18,149,999
Accounts payable
Trade	7,864,061	9,200,297
Related parties	213,488	417,543
Notes payable, current portion	878,996	910,917
Notes payable — related parties, current portion	49,361	49,361
Accrued liabilities
Income taxes	884,811	—
Taxes other than income	2,541,294	2,961,853
Deferred payments from levelized billing	1,521,137	2,916,408
Property tax settlement — current portion	242,120	242,120
Related parties	391,599	413,399
Other current liabilities	1,612,730	1,919,231
Overrecovered gas purchases	412,977	1,203,191

Total current liabilities	28,013,861	38,916,464

Long Term Liabilities:
Deferred investment tax credits	192,176	197,441
Asset retirement obligation	1,581,477	1,546,867
Customer advances for construction	938,517	949,434
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	76,514	131,443
Property tax settlement, less current portion	243,008	243,008

Total	3,114,853	3,151,354

Notes Payable, Less Current Portion	21,737,708	21,958,616

Commitments and Contingencies (see note 11)	—	—

Stockholders’ Equity:
Preferred stock; $.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—
Common stock; $.15 par value, 15,000,000 shares authorized, 8,150,926 and 8,149,801 shares outstanding at March 31, 2011, and December 31, 2010, respectively	1,222,639	1,222,470
Capital in excess of par value	41,926,227	41,910,067
Accumulated other comprehensive income	65,356	46,590
Retained earnings	33,696,820	30,522,375

Total stockholders’ equity	76,911,042	73,701,502

TOTAL CAPITALIZATION	98,648,750	95,660,118

TOTAL LIABILITIES AND CAPITALIZATION	$129,777,464	$137,727,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Natural gas operations	$38,219,583	$31,506,160
Marketing and production	1,825,502	3,118,323
Pipeline operations	106,324	108,602

Total revenues	40,151,409	34,733,085

COST OF SALES:
Gas purchased	24,716,908	19,620,814
Marketing and production	1,399,407	2,591,411

Total cost of sales	26,116,315	22,212,225

GROSS MARGIN	14,035,094	12,520,860

OPERATING EXPENSES
Distribution, general, and administrative	4,657,320	3,904,909
Maintenance	285,227	291,329
Depreciation and amortization	1,035,077	949,462
Accretion	34,610	29,100
Taxes other than income	853,965	1,006,283

Total operating expenses	6,866,199	6,181,083

OPERATING INCOME	7,168,895	6,339,777

LOSS FROM UNCONSOLIDATED AFFILIATE	(62,957)	(20,014)
OTHER INCOME (EXPENSE)	115,680	(231,401)
INTEREST EXPENSE	(413,179)	(592,784)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	6,808,439	5,495,578

INCOME TAX EXPENSE	(2,533,685)	(1,832,636)

NET INCOME	$4,274,754	$3,662,942

EARNINGS PER SHARE — BASIC	$0.52	$0.61

EARNINGS PER SHARE — DILUTED	$0.52	$0.61

WEIGHTED AVERAGE DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	8,150,239	5,973,851

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	8,158,079	5,980,627
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (Unaudited)

			Capital In	Other	Non-
	Common		Excess Of	Comprehensive	Controlling	Retained
	Shares	Stock	Par Value	Income (Loss)	Interest	Earnings	Total
BALANCE AT DECEMBER 31, 2009	4,361,869	$654,280	$6,514,851	$146,701	$100,989	$28,270,987	$35,687,808

Net income	—	—	—	—	—	3,662,942	3,662,942
Net unrealized losses on available for sale securities	—	—	—	(167,047)	—	—	(167,047)
Stock based compensation	1,726	259	21,915	—	—	—	22,174
Acquisition of Ohio Companies	1,707,308	256,096	16,816,988	—	—	—	17,073,084
Purchase of remaining shares in Cut Bank Gas Company	—	—	—	—	(100,989)	—	(100,989)
Dividends declared	—	—	—	—	—	(819,491)	(819,491)

BALANCE AT MARCH 31, 2010	6,070,903	$910,635	$23,353,754	$(20,346)	$—	$31,114,438	$55,358,481

BALANCE AT DECEMBER 31, 2010	8,149,801	$1,222,470	$41,910,067	$46,590	$—	$30,522,375	$73,701,502

Net income	—	—	—	—	—	4,274,754	4,274,754
Net unrealized gains on available for sale securities	—	—	—	18,766	—	—	18,766
Stock based compensation	1,125	169	16,160	—	—	—	16,329
Dividends declared	—	—	—	—	—	(1,100,309)	(1,100,309)

BALANCE AT MARCH 31, 2011	8,150,926	$1,222,639	$41,926,227	$65,356	$—	$33,696,820	$76,911,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,274,754	$3,662,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,035,077	949,462
Accretion expense	34,610	29,100
Stock-based compensation	16,329	22,174
Gain on sale of marketable securities	—	(26,609)
Loss on sale of fixed assets	6,948	—
Loss from unconsolidated affiliate	62,957	20,014
Investment tax credit	(5,265)	(5,265)
Deferred income taxes	—	1,510,504
Changes in assets and liabilities:
Accounts receivable, including related parties	196,584	5,932,813
Unbilled gas	1,692,493	(339,831)
Natural gas and propane inventories	4,774,494	4,653,044
Accounts payable, including related parties	(1,639,066)	(2,681,235)
Recoverable/refundable cost of gas purchases	817,957	(2,701,968)
Prepayments and other	206,372	105,608
Other assets	1,384,764	(5,482)
Other liabilities	(1,314,320)	(1,240,797)

Net cash provided by operating activities	11,544,688	9,884,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction expenditures	(2,811,832)	(1,133,127)
Proceeds from sale of marketable securities	—	301,897
Proceeds from sale of fixed assets	4,000	—
Proceeds from related party note	2,329	2,329
Purchase of Cut Bank shares	—	(97,667)
Cash acquired in acquisitions	—	144,203
Investment in unconsolidated affiliate	(132,000)	(52,500)
Other investments	(10,183)	—
Customer advances for construction	(10,917)	56,899
Contributions in aid of construction	(5,362)	24,813

Net cash used in investing activities	(2,963,965)	(753,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	2,500,000	3,700,000
Repayments of lines of credit	(9,650,000)	(10,752,098)
Repayments of long-term debt	(252,796)	(234,229)
Repayments of other short-term borrowings	—	(444,808)
Dividends paid	(1,100,275)	(819,444)

Net cash used in financing activities	(8,503,071)	(8,550,579)

NET INCREASE IN CASH AND CASH EQUIVALENTS	77,652	580,742

CASH AND CASH EQUIVALENTS:
Beginning of period	13,026,585	2,752,168

End of period	$13,104,237	$3,332,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$275,200	$174,188

Cash paid for income taxes	$52,303	$50,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued to purchase Ohio Companies	$—	$17,073,084

Construction expenditures included in accounts payable	$119,778	$200,286

Capitalized interest	$1,423	$1,777

Accrued dividends	$366,775	$273,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAS NATURAL INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Business and Significant Accounting Policies
Nature of Business
Gas Natural Inc. is the parent company of Energy West, Incorporated (“Energy West”), Lightning Pipeline Company, Inc. (“Lightning Pipeline”), Great Plains Natural Gas Company (“Great Plains”), Brainard Gas Corp. (“Brainard”), and Gas Natural Service Company, LLC (the “Service Company”). Energy West is a natural gas utility with operations in Montana, Wyoming, North Carolina and Maine. Lightning Pipeline is a natural gas utility with operations in Ohio and Pennsylvania. Great Plains and Brainard are natural gas utilities with operations in Ohio. The Service Company manages gas procurement, transportation and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. The Company was originally incorporated in Montana in 1909. The Company currently has four reporting segments:

•	Natural Gas Operations	Annually distribute approximately 30 billion cubic feet of natural gas to approximately 63,500 customers through regulated utilities operating in Montana, Wyoming, Maine, North Carolina, Ohio and Pennsylvania. The Maine and North Carolina operations were acquired in 2007, while Cut Bank Gas in Montana was added in November 2009 and the Ohio and Pennsylvania operations were acquired in January 2010.

•	Marketing and Production Operations	Annually market approximately 1.3 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through the subsidiary, Energy West Resources, Inc. (“EWR”). EWR owns an average 48% gross working interest (an average 42% net revenue interest) in 160 natural gas producing wells and gas gathering assets. The production holds approximately 20,000 acres of lease rights on state lands in Montana.

•	Pipeline Operations	The Shoshone interstate and Glacier gathering natural gas pipelines located in Montana and Wyoming are owned through the subsidiary Energy West Development, Inc. (“EWD”). Certain natural gas producing wells owned by EWD are being managed and reported under the marketing and production operations.

•	Corporate and Other	Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income and recognized gains from the sale of marketable securities.
Basis of Presentation
The accompanying condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed financial statements of Gas Natural Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature.
The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) to ensure the consistent reporting of the Company’s financial condition, results of operations and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. References to GAAP

issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.
Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to March 31, 2011 have been evaluated as to their potential impact to the financial statements through the date of issuance. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.
Effects of Regulation
The Company follows the provisions of ASC 980, Regulated Operations, and the accompanying financial statements reflect the effects of the different rate-making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been or are expected to be allowed in the rate-making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers which are recorded as liabilities in the balance sheet (regulatory liabilities).
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
The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the various public service commissions’ with jurisdiction over the Company. Estimates are also used in the development of discount rates and trend rates related to the measurement of postretirement benefit obligations and accrual amounts, allowances for doubtful accounts, asset retirement obligations, and in the determination of depreciable lives of utility plant. The deferred tax asset and valuation allowance require a significant amount of judgment and are significant estimates. The estimates are based on projected future tax deductions, future taxable income, estimated limitations under the Internal Revenue Code, an estimated valuation allowance, and other assumptions.
Such estimates could change in the near term and could significantly impact the Company’s results of operations and financial position.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, at the date of acquisition, to be cash equivalents. The Company maintains, at various financial institutions, cash and equivalents which may exceed federally insurable limits and which may, at times, significantly exceed balance sheet amounts.
Receivables
The accounts receivable are generated from sales and delivery of natural gas as measured by inputs from meter reading devices. Trade accounts receivable are carried at the expected net realizable value. There is risk associated with the collection of these receivables. As such, a provision is recorded for the receivables considered to be uncollectible. The provision is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical write-off amounts. The underlying assumptions used for the provision can change from period to period and the provision could potentially cause a negative material impact to the income statement and working capital.
Two of the Company’s utilities in Ohio, Orwell Natural Gas Company (“Orwell”) and Northeast Ohio Natural Gas Corp. (“NEO”) collect from their customers through rates an amount per Mcf billed to provide an allowance for doubtful accounts. As accounts are identified as uncollectible, they are written off against this allowance for doubtful accounts with no income statement impact. In effect, all bad debt expense is funded by the customer base. The total amount collected from customers and the amounts written off are reviewed annually by the Public Utility Commission of Ohio (“PUCO”) and the rate per Mcf is adjusted as necessary.
The Company’s bad debt expense for the three months ended March 31, 2011 and 2010 was $44,983 and $44,252, respectively.

Recoverable/Refundable Costs of Gas Purchases
The Company accounts for purchased gas costs in accordance with procedures authorized by the Montana Public Service Commission (“MPSC”), the Wyoming Public Service Commission (“WPSC”), the North Carolina Utilities Commission (“NCUC”), the Maine Public Utilities Commission (“MPUC”), the PUCO and the Pennsylvania Public Utility Commission (“PaPUC”). Purchased gas costs that are different from those provided for in present rates, and approved by the respective commission, are accumulated and recovered or credited through future rate changes. The gas cost recoveries are monitored closely by the regulatory commissions in all of the states in which the Company operates and are subject to periodic audits or other review processes.
During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell of the rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. As of March 31, 2011, the PUCO had not completed the audits of NEO and Orwell. The PUCO did provide the preliminary audit findings noting NEO had not included approximately $1,050,000 of costs and Orwell included an excess of approximately $1,100,000 of costs in the filings under audit.
In accordance with ASC 980, Regulated Operations, the Company recorded an adjustment of $1,050,000 and ($1,100,000) during the year ended December 31, 2010 for NEO and Orwell, respectively. When the PUCO concludes each audit, if the amounts are different than initially recorded, the Company will record an additional adjustment.
Regulatory Assets
The regulatory asset for property tax is recovered in rates over a ten-year period starting January 1, 2004. The income taxes earn a return equal to that of the Company’s rate base. The rate case costs do not earn a return. Regulatory assets will be recovered over a period of approximately three to twenty years.
Debt Issuance Costs
Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as assets and are amortized using straight-line amortization as interest expense over the term of the related debt. The unamortized balance of debt issuance costs was $474,199 and $485,244 as of March 31, 2011 and December 31, 2010, respectively, including the costs related to refinancing the debt in Ohio. The amortization expense was $11,046 and $13,863 for the three months ended March 31, 2011 and 2010, respectively.
Asset Retirement Obligations
The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying balance sheets. The Company amortizes the amount added to property, plant, and equipment, net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of March 31, 2011 and December 31, 2010, the Company has recorded a net asset of $162,503 and $172,909, and a related liability of $1,581,477 and $1,546,867, respectively.
The Company, excluding Orwell and Brainard, has identified but not recognized ARO liabilities related to gas transmission and distribution assets resulting from easements over property not owned by the Company. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as the Company intends to utilize these properties indefinitely. In the event the Company decides to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.
As a result of regulatory action by the PUCO related to prior audits, Orwell and Brainard accrue towards an estimated liability for removing gas mains, meter and regulator station equipment and service lines at the end of their useful lives. The liability is to be equal to a percent of the asset cost according to the following table:

	Percent of Asset Cost
	Orwell	Brainard
Mains	15%	20%
Meter/regulator stations	10%	10%
Service lines	75%	75%
The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The schedule below is a reconciliation of the Company’s liability for the three months ended March 31:

	2011	2010
Balance, beginning of period	$1,546,867	$787,233
Liabilities incurred or acquired	—	487,445
Liabilities settled	—	—
Accretion expense	34,610	29,100

Balance, end of period	$1,581,477	$1,303,778

Revenue Recognition
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
Comprehensive Income
Comprehensive income includes net income and other comprehensive income, which is primarily comprised of unrealized holding gains or losses on our available-for-sale securities that are excluded from the statement of income in computing net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income	$4,274,754	$3,662,942
Other comprehensive income
Change in unrealized gain on available-for-sale securities, net of tax	18,766	(167,047)

Comprehensive income	$4,293,520	$3,495,895

Other comprehensive income is reported net of tax of $11,159 and ($104,439) as of March 31, 2011 and 2010, respectively.
Earnings Per Share
Net income per common share is computed by both the basic method, which uses the weighted average number of common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and other dilutive securities, as calculated using the treasury stock method.

	Three months ended March 31,
	2011	2010
Weighted average number of common shares outstanding used in the basic earnings per common share calculations	8,150,239	5,973,851
Dilutive effect of stock options	7,840	6,776

Weighted average number of common shares outstanding adjusted for the effect of dilutive options	8,158,079	5,980,627

Reclassifications
Certain reclassifications of prior year reported amounts have been made for comparative purposes. Such reclassifications had no effect on income.
Recently Adopted Accounting Pronouncements
ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”
On January 1, 2011, the Company adopted new authoritative guidance under this ASU, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this guidance did not have a material impact on the accompanying financial statements.
ASU No. 2010-29, “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations”
On January 1, 2011, the Company adopted new authoritative guidance under this ASU, which provides clarification regarding the acquisition date that should be used for reporting pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. This ASU also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The adoption of this guidance did not have a material impact on the accompanying financial statements.
Recently Issued Accounting Pronouncements
ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”
In January 2011, the FASB issued ASU 2011-01, which temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. This ASU is not expected to have a material impact on the accompanying financial statements.
Note 2 — Acquisitions
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

Merger Consideration-Issuance of Shares
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
The total number of Shares the Shareholders received equaled the total of $34,304,000 plus $3,565,339, which was the number of additional active customers of the Ohio Companies in excess of 20,900 at closing (23,131 — 20,900 = 2,231 multiplied by $1,598.09), less $20,796,254 (which was the debt of the Ohio Companies at closing), divided by $10.
Based on this calculation, the Company issued 1,707,308 Shares in the aggregate. The Company issued Richard M. Osborne (“Mr. Osborne”), as trustee, 1,565,701 Shares, Thomas J. Smith (“Mr. Smith”) 73,244 Shares and Rebecca Howell (“Ms. Howell”) 19,532 Shares. Mr. Osborne is chairman of the board and chief executive officer, Mr. Smith is a director and the chief financial officer, and Ms. Howell is the corporate secretary of the Company. After the closing of the Merger Transaction on January 5, 2010, Mr. Osborne owned 2,487,972 Shares, or 41.0% of the Company, Mr. Smith owned 86,744 Shares, or 1.4% of the Company and Ms. Howell owned 19,532 Shares, or less than 1% of the Company.
The acquisition of the Ohio Companies was accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The estimated fair value of the assets acquired and liabilities assumed is reflected in the following table at the date of acquisition.

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

Approximately $13.6 million of the total purchase price was allocated to goodwill. None of the goodwill is expected to be deductible for tax purposes. Transaction costs related to the mergers totaled $125,368 for the three months ended March 31, 2010, and are recorded in the accompanying statements of income within the other income (expense).
The results of operations for the Ohio Companies for the period from January 1, 2010 to January 4, 2010 were not material.
Note 3 — Marketable Securities
Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-

sale securities are recorded at fair value in marketable securities in the accompanying balance sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary, are in the accompanying statements of income. The Company did not hold any held-to-maturity or trading securities as of March 31, 2011 or December 31, 2010.
The following is a summary of available-for-sale securities at:

	March 31, 2011
	Investment	Unrealized	Estimated
	at cost	Gains	Fair Value
Common Stock	$199,500	$105,375	$304,875

	December 31, 2010
	Investment	Unrealized	Estimated
	at cost	Gains	Fair Value
Common Stock	$199,500	$75,450	$274,950

Unrealized gain on available-for-sale securities of $65,356, and $46,590 (net of $40,019 and $28,860 in taxes), was included in accumulated other comprehensive income in the accompanying unaudited balance sheets at March 31, 2011, and December 31, 2010, respectively.
The gross realized gains are summarized below:

Gross
Three Months Ended	Sales		Realized
March 31,	Proceeds	Cost	Gains
2011	$—	$—	$—
2010	$301,897	$275,288	$26,609
As of March 31, 2011 and December 31, 2010, the Company did not hold any securities in an unrealized loss position.
The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair values of marketable securities are estimated based on closing share price on the quoted market price for those investments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality. Cost basis is determined by specific identification of securities sold.
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

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of:

	March 31, 2011
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$304,875	—	—	$304,875

	December 31, 2010
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$274,950	—	—	$274,950

Note 5 — Credit Facilities and Long-Term Debt
Bank of America
Energy West has a $20,000,000 revolving credit facility that includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the monthly London Interbank Offered Rate (LIBOR) plus 120 to 145 basis points for interest periods selected by Energy West. For the three months ended March 31, 2011 and 2010, the weighted average interest rate on the facility was 1.64% and 3.20%, respectively, resulting in $56,780 and $83,354 of interest expense, respectively. The balance on the revolving credit facility was $11,000,000 and $18,149,999 at March 31, 2011 and December 31, 2010, respectively.
Senior Unsecured Notes
On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017. The proceeds of these notes were used to refinance existing notes. Approximately $463,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the note using the effective interest method.
Interest expense was $200,200 for the three months ended March 31, 2011 and 2010.
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
NEO’s, Great Plains’ and GPL’s term loans with Citizens Bank were in the amounts of $7.8 million, $2.65 million and $892,000 respectively. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three months ended March 31, 2011 and 2010, the weighted average interest rate on the term loans was 5% and 4.17%, respectively, resulting in $118,727 and $103,029 of interest expense, respectively. These loans were paid off on May 3, 2011.
NEO’s revolving credit line with Citizens Bank matured on November 29, 2010 and was repaid and extinguished at that time. For the three months ended March 31, 2010, the weighted average interest rate on the revolving credit line was 5%, resulting in $26,403 of interest expense.
At March 31, 2011 and December 31, 2010, $6.4 million and $6.6 million had been borrowed under the NEO term loan, $2.2 million and $2.2 million under the Great Plains term loan, and $738,000 and $753,000 under the GPL term loan, respectively.

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
For the three months ended March 31, 2010, the weighted average interest rate on the term note was 4%, resulting in $45,568 of interest expense. The weighted average interest rate on the credit line was 4%, resulting in $16,115 of interest expense.
Combined Term Loans and Credit Facilities
The $11.0 million of borrowings at March 31, 2011, leaves the borrowing capacity on our line of credit at $9.0 million.
The total amount outstanding under the Energy West long term debt obligations was approximately $13.0 million at March 31, 2011, with none being due within one year. Including the amounts related to the Ohio Companies, the total amount is approximately $22.6 million, with approximately $879,000 due within one year.
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
The Citizens Credit Facility, which was paid off on May 3, 2011 required a minimum debt service coverage ratio of at least 1.25 to 1.0 measured quarterly on a rolling four quarter basis. The Citizens Credit Facility also required a minimum tangible net worth equal to the sum of $1,815,000 plus 100% of net income less the pro-rata share of any dividend paid to Gas Natural, measured on a quarterly basis beginning with the quarter ended December 31, 2009. The Citizens Credit Facility allowed the payment of dividends to Gas Natural Inc. if the net worth (as defined in the Citizens loan documents) after payment of any dividends was not less than $1,815,000 as positively increased by 100% of net income as of the end of each fiscal quarter and fiscal year.
The Company believes it was in compliance with the financial covenants under its debt agreements.
Notes payable consists of the following:

	March 31,	December 31,
	2011	2010
Bank of America — Senior unsecured notes	$13,000,000	$13,000,000
Auto and equipment loans — various lenders	256,993	320,079
Citizens’ Bank Term Loan — Great Plains Land Development	737,956	752,917
Citizens’ Bank Term Loan — Great Plains Natural Gas	2,187,490	2,231,835
Citizens’ Bank Term Loan — Northeast Ohio	6,434,265	6,564,702
Less: Current portion	(878,996)	(910,917)

Total	$21,737,708	$21,958,616

The following table shows the future minimum payments on the credit facilities and long-term debt for the years ended March 31:

2012	$878,996
2013	867,811
2014	7,861,132
2015	5,425
2016	3,340
Thereafter	13,000,000

Total	$22,616,704

On May 3, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard, (together “the Issuers”), issued $15.334 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017. Additionally, Great Plains issued $3.0 million of 4.12% Senior Secured Guaranteed Floating Rate Notes due May 3, 2014. Both notes were placed with SunLife Assurance Company of Canada.
The first note, in the amount of $15.334 million, is a joint obligation of the Issuers, and is being guaranteed by the Company, Lightning Pipeline, and Great Plains (together with the Issuers, “the Fixed Rate Obligors”). This note received approval from the PUCO on March 30, 2011. The note is governed by a Note Purchase Agreement (“NPA”) as filed with the SEC on Form 8-K on November 2, 2010. Concurrent with the funding and closing of this transaction, which occurred on May 3, 2011, the Fixed Rate Obligors signed an amended Note Purchase Agreement that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is subject to a 50 basis point make- whole premium.
The second note in the amount of $3.0 million, is an obligation of Great Plains and is guaranteed by the Company (together, “the Floating Rate Obligors”). The note is priced at a fixed spread of 385 basis points over three month Libor. Pricing for this note will reset on a quarterly basis to the then current yield of three month Libor. The note is governed by a Note Purchase Agreement as filed with the Securities and Exchange Commission (“SEC”) Form on 8-K on November 2, 2010. Concurrent with the funding of this transaction, which occurred on May 3, 2011, the Floating Rate Obligors signed an amended Note Purchase Agreement that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is at par.
Payments for both notes prior to maturity are interest-only.
The notes carry a 60% debt-to-capitalization financial covenant on a consolidated basis for Ohio, as well as, a 2.0x Interest Coverage test based on a trailing twelve-month basis. Additional covenants customary for asset sales and purchases, additional indebtedness, dividends, change of control and other matters are also included.
The use of proceeds for both notes are to repay and extinguish existing amortizing bank debt and other existing indebtedness, fund $3.4 million for the 2011 capital program for Orwell and NEO, establish two debt service reserve accounts, replenish the Company’s treasuries for the previously announced repayment of maturing bank debt, and transaction expenses.
Note 6 — Stockholders’ Equity
2002 Stock Option Plan
The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of March 31, 2011 and December 31, 2010, there were 35,000 and 39,500 options outstanding, respectively. The maximum number of shares available for future grants under this plan is 58,000 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the Company’s outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the status of the stock option plans as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding December 31, 2009	44,500	$8.52
Granted	—	$—
Exercised	—	$—
Expired	(15,000)	$9.93

Outstanding March 31, 2010	29,500	$7.81	$69,755

Exerciseable March 31, 2010	8,750	$7.79	$20,812

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding December 31, 2010	39,500	$8.40
Granted	—	$—
Exercised	—	$—
Expired	(4,500)	$6.34

Outstanding March 31, 2011	35,000	$8.66	$61,300

Exerciseable March 31, 2011	17,500	$8.22	$107,350

As of March 31, 2011 and December 31, 2010, there was $35,653 and $31,824 of total unrecognized compensation cost related to stock-based compensation, respectively. That cost is expected to be recognized over a period of three years.
The following information applies to options outstanding at March 31, 2011:

				Weighted
				Average
			Weighted	Remaining		Weighted
			Average	Contractual		Average
Grant	Exercise	Number	Exercise	Life	Number	Exercise
Date	Price	Outstanding	Price	(Years)	Exercisable	Price
12/1/2008	$7.10	10,000	$7.10	7.67	7,500	$7.10
6/3/2009	$8.44	5,000	$8.44	3.18	2,500	$8.44
12/1/2009	$8.85	10,000	$8.85	8.67	5,000	$8.85
12/1/2010	$10.15	10,000	$10.15	9.67	2,500	$10.15

		35,000			17,500

During the three months ended March 31, 2011 and 2010, the Company recorded $3,916 and $4,703, respectively ($2,894 and $2,456, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

Note 7 — Employee Benefit Plans
The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan during the three months ended March 31, 2011 and 2010 was $111,333 and $67,350, respectively.
The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. The Company contributed shares of common stock valued at $11,957 and $6,120 for the three months ended March 31, 2011 and 2010, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. The Company made no contributions for the three months ended March 31, 2011 and 2010.
The Company has sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of March 31, 2011 and December 31, 2010, the value of plan assets was $208,937 and $212,678, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.
Note 8 — Income Taxes
Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the following table:

	Three Months Ended
	March 31,
	2011	2010
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$2,314,869	$1,868,497
State income tax expense, net of federal tax expense	223,954	76,640
Amortization of deferred investment tax credits	(5,265)	(5,265)
Other	127	(107,236)

Total income tax expense	$2,533,685	$1,832,636

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax positions were accrued at March 31, 2011 and December 31, 2010.
The tax years 2006 and later remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.
Note 9 — Related Party Transactions
The Company is party to certain agreements and transactions with Mr. Osborne, or companies owned or controlled by Mr. Osborne.
Notes Payable
The Company had two notes payable to Mr. Osborne. The first note was payable on demand and bore interest at a rate equal to the prime rate as published by Key Bank. On December 1, 2010, the Company repaid the first note in full, including all interest accrued to date. The second note has a maturity date of January 3, 2014 and bears interest at 6.0% annually. As of March 31, 2011 and December 31, 2010, the second note had a balance of $52,975 and $52,578, which included $3,614 and $3,217 of accrued interest, respectively. Interest expense incurred related to both loans was $397 and $47,645, respectively, for the three months ended March 31, 2011 and 2010. On May 3, 2011, the Company repaid the second note in full, including all interest accrued to date.
Note Receivable
The Company has a note receivable from John D. Oil and Gas Marketing, a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to John D. Oil and Gas Marketing to finance the acquisition of a gas pipeline. The balance due from John D. Oil and Gas Marketing was $52,900 and $55,230 (of which, $9,733 and $9,565 is due within one year) as of March 31, 2011 and December 31, 2010, respectively. The Company has a corresponding agreement to lease the pipeline from John D. Oil and Gas Marketing through December 31, 2016. Lease expense resulting from this agreement was $3,300 for the three months ended March 31, 2011 and 2010, which is included in the Natural Gas Purchased column below. There was no balance due at March 31, 2011 and December 31, 2010 to John D. Oil and Gas Marketing related to these lease payments.
Accounts Payable
The table below details amounts due to related parties, including companies owned or controlled by Mr. Osborne, at March 31, 2011 and transactions with the related parties for the three months ended March 31, 2011:

				Rent, Supplies,
	Accounts	Natural Gas	Pipeline and	Consulting, and
	Payable	Purchased	Construction Supplies	Other Services
John D. Oil and Gas Marketing	$89,080	$1,472,102	$—	$127
Cobra Pipeline	15,990	179,603	—	—
Orwell Trumbell Pipeline	56,929	220,517	—	49,080
Great Plains Exploration	150	19,143	85,680	150
Big Oats Pipeline Supply	11,739	—	166,782	138,872
Kykuit Resources	39,600	—	—	39,600
Other	—	—	—	55,616
The Company also accrued a liability of $391,599 and $413,399, respectively, due to companies controlled by Mr. Osborne for natural gas used through March 31, 2011 and December 31, 2010 that is not yet invoiced. The related expense is included in the gas purchased line item in the accompanying statements of income. These amounts will be trued up to the actual invoices when received in future periods.
Accounts Receivable
The table below details amounts due from related parties, including companies owned or controlled by Mr. Osborne, at March 31, 2011 and transactions with the related parties for the three months ended March 31, 2011:

	Accounts	Natural Gas	Management and
	Receivable	Sold	Other Services
John D. Oil and Gas Marketing	$1,094	$—	$3,282
Cobra Pipeline	—	—	128
Orwell Trumbell Pipeline	125,978	1,370	4,715
Great Plains Exploration	123,195	3,538	8,981
Big Oats Pipeline Supply	1,191	2,173	—
Kykuit Resources	97,154	—	—
Sleepy Hollow	106,845	—	6,205
Other	23,798	41,240	1,749
Note 10 — Segments of Operations
The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline,

and corporate and other operations. The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production business and from the federally regulated pipeline business. The Company has regulated utility businesses in the states of Montana, Wyoming, North Carolina, Maine, Ohio, and Pennsylvania and these businesses are aggregated together to form the natural gas operations. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment:
Three Months Ended March 31, 2011

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$38,309,893	$—	$—	$—	$(90,310)	$38,219,583
Marketing and Production	—	4,340,252	—	—	(2,514,750)	1,825,502
Pipeline operations	—	—	106,324	—	—	106,324

Total operating revenue	38,309,893	4,340,252	106,324	—	(2,605,060)	40,151,409

COST OF SALES:
Gas purchased	24,807,218	—	—	—	(90,310)	24,716,908
Marketing and production	—	3,914,157	—	—	(2,514,750)	1,399,407

Total Cost of Sales	24,807,218	3,914,157	—	—	(2,605,060)	26,116,315

GROSS MARGIN	$13,502,675	$426,095	$106,324	$—	$—	$14,035,094

OPERATING INCOME:	$6,886,867	$226,598	$64,000	$(8,570)	$—	$7,168,895

NET INCOME	$4,259,125	$85,782	$36,802	$(106,955)	$—	$4,274,754

Total Assets	110,806,862	5,238,233	721,458	77,360,028	(64,349,117)	$129,777,464
Goodwill	14,607,952	—	—	—	—	$14,607,952
Three Months Ended March 31, 2010

		Marketing
	Natural Gas	and	Pipeline	Corporate
	Operations	Production	Operations	and Other	Eliminations	Consolidated
OPERATING REVENUES:
Natural gas operations	$31,584,769	$—	$—	$—	$(78,609)	$31,506,160
Marketing and Production	—	5,483,312	—	—	(2,364,989)	3,118,323
Pipeline operations	—	—	108,602	—	—	108,602

Total operating revenue	31,584,769	5,483,312	108,602	—	(2,443,598)	34,733,085

COST OF SALES:
Gas purchased	19,699,423	—	—	—	(78,609)	19,620,814
Marketing and production	—	4,956,400	—	—	(2,364,989)	2,591,411

Total Cost of Sales	19,699,423	4,956,400	—	—	(2,443,598)	22,212,225

GROSS MARGIN	$11,885,346	$526,912	$108,602	$—	$—	$12,520,860

OPERATING INCOME:	$5,928,490	$350,156	$63,652	$(2,521)	$—	$6,339,777

NET INCOME	$3,731,295	$(78,950)	$36,235	$(25,638)	$—	$3,662,942

Total Assets	107,073,699	5,527,569	749,855	63,249,099	(58,543,369)	$118,056,853
Goodwill	13,813,626	—	—	—	—	$13,813,626

Note 11 — Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in certain lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.
Note 12 — Financial Instruments and Risk Management
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
The Company accounts for these contracts in accordance with ASC 815, Derivatives and Hedging. In accordance with ASC 815, such contracts are reflected in the balance sheet as assets or liabilities and valued at “fair value,” determined as of the balance sheet date. Fair value accounting treatment is also referred to as “mark-to-market” accounting. Mark-to-market accounting results in disparities between reported earnings and realized cash flow. The changes in the derivative values are reported in the income statement as an increase or (decrease) in revenues without regard to whether any cash payments have been made between the parties to the contract. ASC 815 specifies that contracts for purchase or sale at fixed prices and volumes must be valued at fair value (under mark-to-market accounting) unless the contracts qualify for treatment as a “normal purchase or normal sale.”
For the three months ended March 31, 2011 and 2010, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”
Note 13 — Subsequent Events
Acquisition of Spelman Pipeline
On April 8, 2011 the Company’s indirect subsidiary, Spelman Pipeline Holdings, LLC (“Spelman”), a subsidiary of Lightning Pipeline, completed the acquisition of dormant refined products pipeline assets from Marathon Petroleum Company LP. The cash purchase price for the assets was $3.34 million.
The acquired assets include pipelines and rights-of-way located in Ohio and Kentucky. In Ohio, the assets include more than 140 miles of pipeline spanning almost a third of the state from Marion to Youngstown. Other Ohio assets are located in metropolitan and south suburban Cleveland. The Kentucky assets include more than 60 miles of right-of-way in the area surrounding and to the south of Louisville.
Spelman intends to recondition and convert the Ohio pipelines to transport natural gas to new markets where natural gas service is currently not available, as well as to connect to markets served by the Company’s Ohio utilities. The Company expects to fund $2.4 million of capital expenditures in 2011 to convert the existing facilities to natural gas. The expenditures include reestablishment and clearing of rights-of-way, “pigging” and pressure test of the line, replacement of some existing pipe, connect to supply sources and establishment of interconnections to customers. The current assets are cathodically protected and reside in a protective nitrogen bath.
Spelman expects to file an application known as a “First Filing” to establish intrastate transportation rates with the PUCO. Should the Commission find that the rates proposed by the Company are not unjust and unreasonable, it may approve the rates without a hearing. Spelman expects to begin delivering gas during the fourth quarter of 2011.
Future plans include extending the lines to participate in the transportation of Utica and Marcellus Shale production. The Company’s plans for the Kentucky assets are uncertain.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions and statements concerning our operating capital requirements, utilization of tax benefits, recovery of property tax payments, our environmental remediation plans, and similar statements that are not historical are forward-looking statements that involve risks and uncertainties. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.
Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the SEC and our reports to shareholders, involve known and unknown risks and other factors that may cause our company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.
OVERVIEW
Gas Natural is a natural gas company, primarily operating local distribution companies in six states and serving approximately 63,500 customers. Our natural gas utility subsidiaries are Energy West, Incorporated (Montana and Wyoming), Cut Bank Gas Company (Montana), Northeast Ohio Natural Gas Corporation (Ohio), Brainard Gas Corp. (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania), Bangor Gas Company (Maine) and Frontier Natural Gas (North Carolina). Our operations also include production and marketing of natural gas and gas pipeline transmission and gathering. Approximately 95% of our revenues in the three months ended March 31, 2011 were derived from our utility operations.
Increased sales volumes in our natural gas segment driven by continued customer growth magnified by colder weather in the majority of our service areas lead to our results for the three months ended March 31, 2011. Our earnings increased to $4.3 million from net income of $3.7 million in the three months ended March 31, 2010, an increase of $600,000 or 16%.
In our marketing and production segment, lower sales volumes in our Wyoming market and lower volumes produced from our gas production operation caused lower gross margin in the first quarter of 2011 than in the first quarter of 2010. Offsetting this is the expense included in the first quarter of 2010 related to the conclusion of the lawsuit with Shelby Gas Association of $441,000. The net result is an increase in net income of $165,000 to net income of $86,000 in the three months ended March 31, 2011 from a net loss of $79,000 in the three months ended March 31, 2010.
Our pipeline operations segment returned net income of $37,000 for the three months ended March 31, 2011 compared to $36,000 for 2010. Our Corporate and other operations incurred a net loss of $107,000 for the three months ended March 31, 2011 compared to a net loss of $26,000 for the same period in 2010.
Company Structure
On July 9, 2010, we reincorporated from Montana to Ohio. The reincorporation effected a change in the legal domicile of the Company and other changes of a legal nature, but did not result in any change in our business, our management personnel, our operations or the location of our facilities. The effect of the reincorporation is described in greater detail in our proxy statement for the June 30, 2010 annual meeting of shareholders. As part of the reincorporation, we changed our name to “Gas Natural Inc.”
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
Quarter Ended March 31, 2011 Compared with Quarter Ended March 31, 2010
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2010. The following gives effect to the unaudited Consolidated

Financial Statements as of March 31, 2011 and for the three month period ended March 31, 2011. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
     Net Income — Our net income for the three months ended March 31, 2011 was $4.3 million or $0.52 per diluted share, compared to net income of approximately $3.7 million or $0.61 per diluted share for the three months ended March 31, 2010, an increase of $600,000. Our secondary public offering in November 2010 resulted in 2.075 million additional shares outstanding and leads to the dilutive effect on the per share amounts in 2011 compared to 2010. Net income from our natural gas operations increased by $600,000, due primarily to customer growth and colder weather in most of our service territories, which led to increased revenues and gross margin. Our gas marketing and production operation returned net income of $86,000 in the three months ended March 31, 2011, an increase of $165,000 from the loss of $79,000 for the same period in 2010. Offsetting these improvements is the net loss from our corporate and other segment of $107,000 compared to a net loss of $26,000 in 2010, a difference of $81,000.
     Revenues — Our revenues for the three months ended March 31, 2011were approximately $40.2 million compared to $34.7 million for the three months ended March 31, 2010. This $5.5 million increase was primarily attributable to: (1) a natural gas revenue increase of $6.7 million due to colder weather and increased sales volumes in the majority of the markets we serve, partly offset by (2) a decrease in our marketing and production operation’s revenue of $1.3 million due primarily to lower sales volumes in our Wyoming market and lower volumes produced from our production operation.
     Gross Margin — Gross margin was approximately $14.0 million in the three months ended March 31, 2011 compared to approximately $12.5 million in the three months ended March 31, 2010, an increase of $1.5 million. Our natural gas operation’s margins increased $1.6 million, due to the cold weather and increased sales volumes. Gross margin from our marketing and production operations decreased $101,000, due to lower volumes produced and lower prices received.
     Operating Expenses — Expenses other than cost of sales increased by $685,000 to approximately $6.9 million in the three months ended March 31, 2011 from approximately $6.2 million in the three months ended March 31, 2010. The increase is due to increases in administrative expenses including salaries and professional services, and increases in depreciation due to the increases in capital expenditures, offset partially by a decrease in taxes other than income.
     Other Income (Expense) , including Loss From Unconsolidated Affiliate — Other income increased by $304,000 to income of $53,000 in the three months ended March 31, 2011 from expense of $251,000 in the three months ended March 31, 2010 as a result of the following: (1) other income from natural gas operations increased by $22,000; (2) the 2010 period included $441,000 of expenses from the conclusion of the lawsuit with Shelby Gas Association; (3) the loss from investment in unconsolidated affiliate, which is our investment in Kyuit, increased by $43,000 and (4) our Corporate and Other segment posted other expense of $80,000 in 2011 compared to other income in 2010 of $36,000, resulting in an increase in costs of $116,000.
     Interest Expense — Interest expense decreased by $180,000 to $413,000 in the three months ended March 31, 2011 from $593,000 in the three months ended March 31, 2010. The Ohio Companies had less debt outstanding in the three months ended March 31, 2011 because of the debt that was repaid in November 2010, resulting in lower interest expense.
     Income Tax Expense — Income tax expense increased by approximately $700,000 to approximately $2.5 million in the three months ended March 31, 2011 from $1.8 million in the three months ended March 31, 2010. The three months ended March 31, 2010 included an income tax benefit of $190,000 from an adjustment to true up the deferred tax balances for a change in the effective tax rate for 2010. The remaining increase is due primarily to the increase in pre-tax income in 2011 compared to 2010.

Net Income by Segment and Service Area
The components of net income for 2011 and 2010 are:

	Three Months Ended March 31,
($ in thousands)	2011	2010
Natural Gas Operations
Energy West Montana (MT)	$864	$932
Energy West Wyoming (WY)	315	258
Frontier Natural Gas (NC)	663	644
Bangor Gas (ME)	868	491
Ohio Companies (OH)	1,549	1,407

Total Natural Gas Operations	$4,259	$3,732
Marketing & Production Operations	86	(79)
Pipeline Operations	37	36

	4,382	3,689
Corporate & Other	(107)	(26)

Consolidated Net Income	$4,275	$3,663

The following highlights our results by operating segments:
NATURAL GAS OPERATIONS
Income Statement

	Three Months Ended March 31,
($ in thousands)	2011	2010
Natural Gas Operations
Operating revenues	$38,220	$31,506
Gas Purchased	24,717	19,621

Gross Margin	13,503	11,885
Operating expenses	6,616	5,957

Operating income	6,887	5,928
Other income	195	173

Income before interest and taxes	7,082	6,101
Interest (expense)	(387)	(568)

Income before income taxes	6,695	5,533
Income tax (expense)	(2,436)	(1,801)

Net Income	$4,259	$3,732

Operating Revenues

	Three Months Ended March 31,
($ in thousands)	2011	2010
Full Service Distribution Revenues
Residential	$18,603	$15,612
Commercial	16,062	12,549
Industrial	224	205
Other	36	128

Total full service distribution	34,925	28,494

Transportation	3,007	2,724
Bucksport	288	288

Total operating revenues	$38,220	$31,506

Utility Throughput

	Three Months Ended March 31,
(in million cubic feet (MMcf))	2011	2010
Full Service Distribution
Residential	2,164	1,837
Commercial	1,950	1,599
Industrial	40	45

Total full service	4,154	3,481

Transportation	2,684	2,046
Bucksport	3,801	3,749

Total Volumes	10,639	9,276

Degree Days

		Three Months Ended		Percent (Warmer) Colder
		March 31,		2011 Compared to
	Normal	2011	2010	Normal	2010
Great Falls, MT	3,224	3,662	2,921	13.59%	25.37%
Cody, WY	3,030	3,277	3,079	8.15%	6.43%
Bangor, ME	3,735	3,808	3,101	1.95%	22.80%
Elkin, NC	2,117	2,096	2,113	(0.99%)	(0.80%)
Youngstown, OH	3,259	3,308	2,971	1.50%	11.34%
Quarter Ended March 31, 2011 Compared with Quarter Ended March 31, 2010
Revenues and Gross Margin
Operating revenues for the three months ended March 31, 2011 increased to approximately $38.2 million from approximately $31.5 million in the three months ended March 31, 2010. This $6.7 million increase is the result of three factors :

1)	Revenue from our Montana and Wyoming markets increased $2.6 million on a volume increase of 386 MMcf in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to colder than normal weather throughout the three months.

2)	Revenue from our Maine and North Carolina markets increased by approximately $1.5 million on a volume increase of 294 MMcf in 2011 compared to 2010, due primarily to increased customer count and colder weather in our Maine market in the 2011 period.

3)	Revenues from the Ohio Companies increased $2.6 million on a volume increase of 682 MMcf, due to colder weather in 2011 than in 2010 and increases in sales volumes to a customer whose rates are not based on volumes.
Gas purchases in natural gas operations increased to approximately $24.7 million for the three months ended March 31, 2011 from approximately $19.6 million for the three months ended March 31, 2010. The increase of $5.1 million is due primarily to the increase in sales volumes discussed above. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the Public Utility Commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency review in all of these jurisdictions.
Gross margin increased to approximately $13.5 million for the three months ended March 31, 2011 from approximately $11.9 million for the three months ended March 31, 2010, an increase of $1.6 million. The cold weather and increased sales discussed above are the primary drivers of the increase. Montana and Wyoming accounted for $371,000 of the increase, Maine and North Carolina $760,000 and the Ohio Companies $487,000.
Earnings
The Natural Gas Operations segment’s earnings for the three months ended March 31, 2011 were $4.3 million, or $0.52 per diluted share, compared to earnings of $3.7 million or $0.62 per diluted share for the three months ended March 31, 2010.
Operating expenses increased by $659,000 to approximately $6.6 million for the three months ended March 31, 2011 from approximately $6.0 million for the three months ended March 31, 2010. The increase is due to increases in administrative expenses including salaries and professional services, and increases in depreciation due to the increases in capital expenditures, offset partially by a decrease in taxes other than income.
Other Income increased by $22,000 to $195,000 for the three months ended March 31, 2011 from $173,000 for the three months ended March 31, 2010.
Interest expense decreased by $181,000 to $387,000 for the three months ended March 31, 2011 from $568,000 for the three months ended March 31, 2010. The Ohio Companies had less debt outstanding in the three months ended March 31, 2011 because of the debt that was repaid in November 2010, resulting in lower interest expense.
Income tax expense increased by $634,000 to approximately $2.4 million in the three months ended March 31, 2011 compared with approximately $1.8 million in the three months ended March 31, 2010. The three months ended March 31, 2010 included an income tax benefit of $190,000 from an adjustment to true up the deferred tax balances for a change in the effective tax rate for 2010. The remaining increase is due primarily to the increase in pre-tax income in 2011 compared to 2010.

MARKETING AND PRODUCTION OPERATIONS (EWR)
Income Statement

	Three Months Ended,
($ in thousands)	2011	2010
Energy West Resources
Operating revenues	$1,825	$3,118
Gas Purchased	1,399	2,591

Gross Margin	426	527
Operating expenses	199	177

Operating income	227	350
Other expense	(63)	(460)

Income before interest and taxes	164	(110)
Interest (expense)	(23)	(20)

Income before income taxes	141	(130)
Income tax (expense) benefit	(55)	51

Net Income	$86	$(79)

Quarter Ended March 31, 2011 Compared with Quarter Ended March 31, 2010
Revenues and Gross Margin
Revenues decreased approximately $1.3 million to $1.8 million for the three months ended March 31, 2011 from approximately $3.1 million for the three months ended March 31, 2010. $1.2 million of this decrease is due primarily to lower sales volumes in our Wyoming market and a lower overall price for volumes sold. Production revenues decreased by $100,000 due to lower volumes produced and a lower price received for these volumes.
Gross margin decreased $101,000 to approximately $426,000 in the three months ended March 31, 2011 from approximately $527,000 in the three months ended March 31, 2010. Gross margin from retail gas decreased by $27,000 due to the lower sales volumes and gross margin from gas production decreased by $74,000.
Earnings
The Marketing and Production segment’s earnings in the three months ended March 31, 2011 were $86,000 or $0.01 per diluted share, up from the loss of $79,000 or ($0.01) per diluted share in the three months ended March 31, 2010.
Our operating expenses increased approximately $22,000, to $199,000 in the three months ended March 31, 2011 from $177,000 in the three months ended March 31, 2010, due primarily to increased salaries and professional services expenses in the three months ended March 31, 2011.
Other expense totaled $63,000 in the three months ended March 31, 2011, and is directly related to the loss incurred on our equity investment in Kykuit. This compares to expense of $460,000 in the three months ended March 31, 2010, which is caused by expense related to the conclusion of the lawsuit with Shelby Gas Association of $441,000 and a loss on our equity investment in Kykuit of $194,000.
Income tax expense increased approximately $106,000 to an expense of $55,000 in the three months ended March 31, 2011 from a benefit of $51,000 in the three months ended March 31, 2010. The increase is due to the change to pre-tax income of $141,000 in 2011 from the pre-tax loss of $130,000 in 2010.

PIPELINE OPERATIONS
Income Statement

	Three Months Ended March 31,
($ in thousands)	2011	2010
Pipeline Operations
Operating revenues	$106	$109
Gas Purchased	—	—

Gross Margin	106	109

Operating expenses	42	45

Operating income	64	64
Other income	—	—

Income before interest and taxes	64	64
Interest (expense)	(3)	(5)

Income before income taxes	61	59
Income tax (expense)	(24)	(23)

Net Income	$37	$36

Quarter Ended March 31, 2011 Compared with Quarter Ended March 31, 2010
     Net income stayed flat at approximately $37,000 in the three months ended March 31, 2011 compared to approximately $36,000 in the three months ended March 31, 2010. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.
CORPORATE AND OTHER OPERATIONS
Income Statement

	Three Months Ended March 31,
($ in thousands)	2011	2010
Corporate and Other
Operating revenues	$—	$—
Gas Purchased		—

Gross Margin	—	—
Operating expenses	9	3

Operating loss	(9)	(3)
Other (expense) income	(80)	36

(Loss) Income before interest and taxes	(89)	33
Interest expense	—	—

(Loss) Income before income taxes	(89)	33
Income tax benefit (expense)	(18)	(59)

Net Loss	$(107)	$(26)

Quarter Ended March 31, 2011 Compared with Quarter Ended March 31, 2010
Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Results of corporate and other operations for the three months ended March 31, 2011 include administrative costs of $9,000, costs related to acquisition activities of $83,000,and income tax expense of $18,000, offset by interest income of approximately $3,000, for a net loss of approximately $107,000.
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
Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $11.0 million and $18.1 million at March 31, 2011 and December 31, 2010, respectively. This change in our cash position is due to the withdrawal of our gas storage inventory to furnish a portion of our gas supply needs and the seasonal increase in cash inflow from the winter heating season, causing cash to be available to pay down the line of credit.
We made capital expenditures for continuing operations of $2.8 million and $1.1 million for the quarters ended March 31, 2011 and 2010, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.
We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $22.6 million and $22.9 million at March 31, 2011 and December 31, 2010, respectively.
Cash increased slightly to $13.1 million at March 31, 2011, compared with $13.0 million at December 31, 2010.

	For the Quarter Ended March 31,
	2011	2010
Cash provided by operating activities	$11,545,000	$9,884,000
Cash used in investing activities	(2,964,000)	(753,000)
Cash used in financing activities	(8,503,000)	(8,550,000)

(Decrease) Increase in cash	$78,000	$581,000

OPERATING CASH FLOW
For the quarter ended March 31, 2011, cash provided by operating activities increased $1.7 million as compared to the quarter ended March 31, 2010. Items affecting the use of cash included a decrease in accounts receivable collections of $5.7 million, a $3.5 million increase in collections of recoverable costs of gas, a $2.0 million decrease in unbilled revenue, a $1.5 million increase in net deferred tax assets, and decreased amounts paid for other assets and liabilities of $1.3 million. Other changes to cash resulted from a decrease in amounts paid on accounts payable of $1.0 million, an increase in net income of $600,000, a decrease in amounts paid for gas supply of $100,000, a $100,000 increase in depreciation expense, and a $100,000 decrease in prepayments.
INVESTING CASH FLOW
For the quarter ended March 31, 2011, cash used in investing activities increased by $2.2 million as compared to the quarter ended March 31, 2010, primarily due to increased construction expenditures of $1.7 million. Other changes include a $302,000 decrease in proceeds from the sale of marketable securities, a $144,000 decrease in cash acquired in acquisitions, a $98,000 decrease in purchases of noncontrolling interests, an $80,000 increase in investments in our unconsolidated affiliate, and a $68,000 decrease in customer advances for construction.

Capital Expenditures
Our capital expenditures for continuing operations totaled $2.8 million and $1.1 million for the quarters ended March 31, 2011 and 2010, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.
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
Estimated Capital Expenditures
The table below details our capital expenditures for the three months ended March 31, 2011 and 2010 and provides an estimate of future cash requirements for capital expenditures:

			Estimated Future
	Quarter ended March 31,		Cash Requirements
($ in thousands)	2011	2010	2011
Natural Gas Operations	$2,807	$1,133	$12,123
Marketing and Production	—	—	—
Pipeline Operations	—	—	114
Corporate and Other	5	—	88

Total Capital Expenditures	$2,812	$1,133	$12,325

FINANCING CASH FLOW
For the quarter ended March 31, 2011, cash used in financing activities decreased by $47,000 as compared with the quarter ended March 31, 2010. The primary reason for this is a decrease in repayments of other short-term borrowings of $445,000, partially offset by a $281,000 increase in dividends paid as a result of the secondary offering in November 2010. Additionally, net line of credit proceeds decreased by $98,000, while payments on long-term debt increased by $19,000.
We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $11.0 million and $18.1 million at March 31, 2011 and December 31, 2010, respectively. In addition to cash flow from operations, we periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $22.6 and $22.9 million at March 31, 2011, and December 31, 2010, respectively.
Secondary Public Offering
In November 2010, Gas Natural completed a 2.415 million share secondary public offering. Of these shares, 340,000 were selling shareholder shares and 2.075 million were primary shares. The primary shares sold by Gas Natural include a full exercise of the over-allotment option. Gas Natural did not receive any of the proceeds from the selling shareholder shares. Net proceeds to Gas Natural were approximately $19.0 million after sales concessions, underwriting expenses, and deal expenses. The primary uses of proceeds are for investment in utility operations as we continue to expand our organic footprint. Additionally, proceeds were used to repay debt of the Ohio utilities.
In December 2010, NEO repaid upon maturity the Citizens Bank Line of Credit in the amount of $2.1 million and Orwell repaid upon maturity the, Huntington Bank Line of Credit in the amount of $1.5 million and the Huntington Bank Term Loan in the amount of $4.1 million. These notes were secured by all assets of the Ohio utilities, as well as a personal guarantee from our chairman and CEO. These three instruments matured at the end of November 2010. These notes were repaid and extinguished with no ability to redraw at this time. In addition to these notes that had a pending maturity date, a related party demand note was also repaid in December 2010.

Lightning Pipeline Company, the intermediate holding company for Orwell, had a $2.0 million unsecured demand note payable with our chairman, which was repaid in December of 2010, including accrued interest.
SunLife Senior Secured Notes
On May 3, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard, (together “the Issuers”), issued $15.334 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017. Additionally, Great Plains issued $3.0 million of 4.12% Senior Secured Guaranteed Floating Rate Notes due May 3, 2014. Both notes were placed with SunLife Assurance Company of Canada.
The first note, in the amount of $15.334 million, is a joint obligation of the Issuers, and is guaranteed by the Company, Lightning Pipeline, and Great Plains (together with the Issuers, the “Fixed Rate Obligors”). This note received approval from the PUCO on March 30, 2011. The note is governed by a Note Purchase Agreement (“NPA”) as filed with the SEC on Form 8-K on November 2, 2010. Concurrent with the funding and closing of this transaction, which occurred on May 3, 2011, the Fixed Rate Obligors signed an amended Note Purchase Agreement that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is subject to a 50 basis point make- whole premium.
The second note in the amount of $3.0 million, is an obligation of Great Plains and is guaranteed by the Company (together, the “Floating Rate Obligors”). The note is priced at a fixed spread of 385 basis points over three month London Interbank Offered Rate (“LIBOR”). Pricing for this note will reset on a quarterly basis to the then current yield of three month Libor. The note is governed by a Note Purchase Agreement as filed with the SEC Form on 8-K on November 2, 2010. Concurrent with the funding of this transaction, which occurred on May 3, 2011, the Floating Rate Obligors signed an amended Note Purchase Agreement that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is at par.
Payments for both notes prior to maturity are interest-only.
The notes carry a 60% debt-to-capitalization financial covenant on a consolidated basis for Ohio, as well as, a 2.0x interest coverage test based on a trailing twelve-month basis. Additional covenants customary for asset sales and purchases, additional indebtedness, dividends, change of control and other matters are also included.
The use of proceeds for both notes are to repay and extinguish existing amortizing bank debt and other existing indebtedness, fund $3.4 million for the 2011 capital program for Orwell and NEO, establish two debt service reserve accounts, replenish the Company’s treasuries for the previously announced repayment of maturing bank debt, and transaction expenses.
The following discussion describes our credit facilities as of March 31, 2011, prior to the repayment of the Citizens debt and completion of the SunLife financing.
Bank of America
On June 29, 2007, Energy West established a new five-year unsecured credit facility with Bank of America for $20.0 million which replaced a previous one-year facility with Bank of America for the same amount. The current credit facility includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at LIBOR, plus 120 to 145 basis points, for interest periods selected by us.
The following table represents borrowings under the Bank of America revolving line of credit for each of the quarters ended March 31, 2011 and 2010.

Quarter Ended March 31, 2011
Minimum borrowing	$9,700,000
Maximum borrowing	$18,150,000
Average borrowing	$13,852,000

Quarter Ended March 31, 2010
Minimum borrowing	$7,298,000
Maximum borrowing	$14,650,000
Average borrowing	$10,218,000
Senior Unsecured Notes
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
At March 31, 2011 and December 31, 2010, we had $11.0 million and $18.1 million of borrowings under the $20.0 million Bank of America revolving line of credit. Our short-term borrowings under our line of credit during the years ended March 31, 2011 and 2010 had a daily weighted average interest rate of 1.64% and 3.20% per annum, respectively.
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
Citizens Bank Credit Facility and Term Loans
In connection with our acquisition of our Ohio operations, NEO, Great Plains and GPL each entered modifications/amendments to its credit facility with Citizens Bank (the Citizens Credit Facility). The Citizens Credit Facility consists of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains and GPL respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guaranteed each loan. Our chairman and chief executive officer, Richard M. Osborne, guaranteed each loan both individually and as trustee of the RMO Trust, and Great Plains guarantees NEO’s revolving line of credit and term loan as well as GPL’s term note. The line of credit was repaid in December 2010.
Long-term Debt — $10.3 million 5.00% Senior Secured Notes — NEO’s, Great Plains’ and GPL’s term loans with Citizens Bank are in the amounts of $7.8 million, $2.65 million and $892,000 respectively. Each term note has a maturity date of July 1, 2013 and bears interest at an annual rate of 30-day LIBOR (Eurodollar) plus 400 basis points with an interest rate floor of 5.00% per annum. At March 31, 2011, the interest rate was 5.00% per annum. The term notes require monthly payments of approximately $63,000 in the aggregate.
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
At March 31, 2011 and December 31, 2010, $6.4 million and $6.6 million had been borrowed under the NEO term loan, $2.2 million and $2.2 million under the Great Plains term loan, and $738,000 and $753,000 under the GPL term loan, respectively.
Combined Term Loans and Credit Facilities
The $11.0 million of borrowings at March 31, 2011, leaves our borrowing capacity at $9.0 million. Including the amounts related to the Ohio Companies, we had $11.0 million of borrowings and borrowing capacity of $9.0 million. As discussed above, this level of borrowings is due primarily to increases in our capital expenditures due to expansion in our North Carolina and Maine markets, and the acquisition of the Ohio Companies.
The cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. The total amount outstanding under all of our long term debt obligations was approximately $22.6 million at March 31, 2011, with approximately $879,000 due within one year.
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
ITEM 4 -CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2011, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
From time to time, we are involved in lawsuits that have arisen in the ordinary course of business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

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

Gas Natural Inc.
/s/ Thomas J. Smith
Thomas J. Smith
May 11, 2011	Chief Financial Officer (principal financial officer and principal accounting officer)