Form 10-Q
period 2011-06-30
Gas Natural Inc.
filed 2011-08-12
CIK 43350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 9, 2011 was 8,152,426 shares.
As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of June 30, 2011.

GAS NATURAL INC.
INDEX TO FORM 10-Q

Page No.
Part I — Financial Information

Item 1 — Financial Statements

Condensed Consolidated Balance Sheets June 30, 2011 and December 31, 2010	F-1

Condensed Consolidated Statements of Income Three and Six months ended June 30, 2011 and 2010	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity Six months ended June 30, 2011 and 2010	F-4

Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2011 and 2010	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	16

Item 4 — Controls and Procedures	17

Part II — Other Information

Item 1 — Legal Proceedings	17

Item 6 — Exhibits	18

Signatures	19
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010 (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,132,727	$13,026,585
Marketable securities	306,238	274,950
Accounts receivable
Trade, less allowance for doubtful accounts of $282,350 and $354,719, respectively	4,539,514	9,593,840
Related parties	485,132	559,384
Unbilled gas	1,322,371	5,724,346
Note receivable — related parties, current portion	9,905	9,565
Inventory
Natural gas and propane	3,834,779	5,876,710
Materials and supplies	2,309,597	1,414,367
Prepaid income taxes	1,646,751	1,601,798
Prepayments and other	399,729	912,959
Recoverable cost of gas purchases	2,264,070	2,628,824
Deferred tax asset	102,695	114,362

Total current assets	30,353,508	41,737,690

PROPERTY, PLANT AND EQUIPMENT, net	84,465,865	76,134,401

OTHER ASSETS
Notes receivable — related parties, less current portion	40,626	45,665
Deferred tax assets, less current portion	—	1,804,264
Regulatory assets
Property taxes	731,830	873,197
Income taxes	452,645	452,645
Rate case costs	126,759	64,271
Debt issuance costs	900,067	485,244
Goodwill	14,607,952	14,607,952
Customer relationships	650,750	662,167
Investment in unconsolidated affiliate	860,665	644,358
Restricted cash	4,351,914	—
Other assets	213,043	216,082

Total other assets	22,936,251	19,855,845

TOTAL ASSETS	$137,755,624	$137,727,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010 (Unaudited)

	June 30,	December 31,
	2011	2010
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$366,259	$532,145
Line of credit	11,840,000	18,149,999
Accounts payable
Trade	5,529,372	9,200,297
Related parties	187,987	417,543
Notes payable, current portion	—	910,917
Notes payable — related parties, current portion	—	49,361
Accrued liabilities
Taxes other than income	2,429,805	2,961,853
Vacation	167,518	86,194
Employee benefit plans	216,620	103,257
Interest	91,156	29,810
Deferred payments received from levelized billing	1,307,894	2,916,408
Customer deposits	678,143	679,237
Property tax settlement, current portion	242,120	242,120
Related parties	13,894	413,399
Other current liabilities	283,304	1,020,733
Overrecovered gas purchases	2,865,388	1,203,191

Total current liabilities	26,219,460	38,916,464

LONG-TERM LIABILITIES
Deferred investment tax credits	186,910	197,441
Deferred tax liability	916,795	—
Asset retirement obligation	1,616,280	1,546,867
Customer advances for construction	895,456	949,434
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	70,199	131,443
Property tax settlement, less current portion	243,008	243,008

Total long-term liabilities	4,011,809	3,151,354

NOTES PAYABLE, less current portion	31,334,000	21,958,616

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 8,152,051 and 8,149,801 shares outstanding, respectively	1,222,808	1,222,470
Capital in excess of par value	41,944,672	41,910,067
Accumulated other comprehensive income	66,211	46,590
Retained earnings	32,956,664	30,522,375

Total stockholders’ equity	76,190,355	73,701,502

TOTAL CAPITALIZATION	107,524,355	95,660,118

TOTAL LIABILITIES AND CAPITALIZATION	$137,755,624	$137,727,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Income
Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Natural gas operations	$17,095,262	$14,682,109	$55,314,845	$46,188,269
Marketing and production	1,475,665	1,868,009	3,301,167	4,986,332
Pipeline operations	102,061	106,355	208,385	214,957

Total revenues	18,672,988	16,656,473	58,824,397	51,389,558

COST OF SALES
Gas purchased	9,575,592	7,919,762	34,292,500	27,540,576
Marketing and production	1,208,379	1,462,808	2,607,786	4,054,219

Total cost of sales	10,783,971	9,382,570	36,900,286	31,594,795

GROSS MARGIN	7,889,017	7,273,903	21,924,111	19,794,763

OPERATING EXPENSES
Distribution, general, and administrative	4,629,976	4,363,496	9,287,296	8,268,405
Maintenance	271,965	245,153	557,192	536,482
Depreciation and amortization	1,068,470	1,015,817	2,103,547	1,965,279
Accretion	34,803	29,745	69,413	58,845
Taxes other than income	892,981	752,952	1,746,946	1,759,235

Total operating expenses	6,898,195	6,407,163	13,764,394	12,588,246

OPERATING INCOME	990,822	866,740	8,159,717	7,206,517

LOSS FROM UNCONSOLIDATED AFFILIATE	(20,194)	(12,108)	(83,151)	(32,122)
OTHER INCOME, net	116,108	360,336	231,788	128,935
INTEREST EXPENSE	(492,674)	(528,972)	(905,853)	(1,121,756)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	594,062	685,996	7,402,501	6,181,574

INCOME TAX EXPENSE	(233,724)	(220,214)	(2,767,409)	(2,052,850)

NET INCOME	$360,338	$465,782	$4,635,092	$4,128,724

EARNINGS PER SHARE — BASIC	$0.04	$0.08	$0.57	$0.68

EARNINGS PER SHARE — DILUTED	$0.04	$0.08	$0.57	$0.68

WEIGHTED AVERAGE DIVIDENDS DECLARED PER COMMON SHARE	$0.135	$0.135	$0.270	$0.270

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	8,151,359	6,071,538	8,150,802	6,071,538

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	8,159,825	6,080,617	8,158,955	6,079,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2011 and 2010 (Unaudited)

				Accumulated
			Capital In	Other
	Common	Common	Excess Of	Comprehensive	Noncontrolling	Retained
	Shares	Stock	Par Value	Income (Loss)	Interest	Earnings	Total
BALANCE AT DECEMBER 31, 2009	4,361,869	$654,280	$6,514,851	$146,701	$100,989	$28,270,987	$35,687,808

Net income	—	—	—	—	—	4,128,724	4,128,724
Net unrealized loss on available for sale securities	—	—	—	(83,995)	—	—	(83,995)
Stock issued for services	3,374	507	35,749	—	—	—	36,256
Stock option expense	—	—	9,406	—	—	—	9,406
Acquisition of Ohio Companies	1,707,308	256,096	16,816,988	—	—	—	17,073,084
Purchase remaining share in Cut
Bank Gas Company	—	—	—	—	(100,989)	—	(100,989)
Dividends declared	—	—	—	—	—	(1,639,219)	(1,639,219)

BALANCE AT JUNE 30, 2010	6,072,551	$910,883	$23,376,994	$62,706	$—	$30,760,492	$55,111,075

BALANCE AT DECEMBER 31, 2010	8,149,801	$1,222,470	$41,910,067	$46,590	$—	$30,522,375	$73,701,502

Net income	—	—	—	—	—	4,635,092	4,635,092
Net unrealized gain on available for sale securities	—	—	—	19,621	—	—	19,621
Stock issued for services	2,250	338	25,012	—	—	—	25,350
Stock option expense	—	—	9,593	—	—	—	9,593
Dividends declared	—	—	—	—	—	(2,200,803)	(2,200,803)

BALANCE AT JUNE 30, 2011	8,152,051	$1,222,808	$41,944,672	$66,211	$—	$32,956,664	$76,190,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,635,092	$4,128,724
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,103,547	1,965,279
Accretion	69,413	58,845
Amortization of debt issuance costs	68,667	63,396
Stock based compensation	34,943	45,662
Gain on sale of marketable securities	—	(109,144)
Loss on sale of assets	39,685	—
Loss from unconsolidated affiliate	83,151	32,122
Investment tax credit	(10,531)	(10,531)
Deferred income taxes	2,721,060	492,520
Changes in assets and liabilities
Accounts receivable, including related parties	5,128,578	9,244,965
Unbilled gas	4,401,975	1,686,956
Natural gas and propane inventory	2,041,931	1,893,096
Accounts payable, including related parties	(4,397,430)	(3,297,878)
Recoverable/refundable cost of gas purchases	2,026,951	(2,030,733)
Prepayments and other	513,230	(550,691)
Other assets	(847,241)	(323,130)
Other current liabilities	(3,097,367)	(3,568,424)

Net cash provided by operating activities	15,515,654	9,721,034

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,279,331)	(2,190,624)
Proceeds from sale of fixed assets	19,900	—
Proceeds from sale of marketable securities	—	2,353,878
Proceeds from related party note receivable	4,699	—
Purchase of Cut Bank shares and Kidron Investment	—	(206,067)
Cash acquired in acquisition	—	144,203
Restricted cash	(3,403,078)	—
Investment in unconsolidated affiliate	(303,600)	(52,500)
Customer advances for construction	72,082	34,196
Contributions in aid of construction	7,735	19,837

Net cash (used in) provided by investing activities	(13,881,593)	102,923

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	11,200,000	21,850,000
Repayment on lines of credit	(17,509,999)	(26,552,098)
Proceeds from notes payable	18,334,000	—
Repayments of notes payable	(9,869,533)	(996,796)
Repayments of related party notes payable	(49,361)	—
Debt issuance costs	(483,488)	—
Restricted cash	(948,836)	—
Dividends paid	(2,200,702)	(1,639,066)

Net cash used in financing activities	(1,527,919)	(7,337,960)

NET INCREASE IN CASH AND CASH EQUIVALENTS	106,142	2,485,997

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,026,585	2,752,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,132,727	$5,238,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010 (Unaudited)

	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$822,174	$1,003,733
Cash paid for income taxes	91,303	180,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued to purchase Ohio Companies	—	17,073,084
Capital expenditures included in accounts payable	496,384	226,358
Capitalized interest	3,444	2,997
Accrued dividends	366,842	273,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Business and Significant Accounting Policies
Nature of Business
Gas Natural Inc. is the parent company of Energy West, Incorporated (“Energy West”), Lightning Pipeline Company, Inc. (“Lightning Pipeline”), Great Plains Natural Gas Company (“Great Plains”), Brainard Gas Corp. (“Brainard”), and Gas Natural Service Company, LLC (the “Service Company”). Energy West is the parent company of multiple entities that are natural gas utility companies with operations in Montana, Wyoming, North Carolina and Maine. Lightning Pipeline is the parent company of multiple entities that are natural gas utility companies with operations in Ohio and Pennsylvania. Great Plains is the parent company of an entity that is a natural gas utility company with operations in Ohio. Brainard is a natural gas utility company with operations in Ohio. The Service Company manages gas procurement, transportation, and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. The Company was originally incorporated in Montana in 1909. The Company currently has four reporting segments:

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

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.
Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to June 30, 2011 have been evaluated as to their potential impact to the financial statements through the date of issuance. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.
Effects of Regulation
The Company follows the provisions of ASC 980, Regulated Operations, and the accompanying financial statements reflect the effects of the different rate-making principles followed by the various jurisdictions regulating the Company. The economic effects of regulation can result in regulated companies recording costs that have been, or are expected to be, allowed in the rate-making process in a period different from the period in which the costs would be charged to expense by an unregulated enterprise. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses in the periods when those same amounts are reflected in rates. Additionally, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for amounts that are expected to be refunded to customers which are recorded as liabilities in the balance sheet (regulatory liabilities).
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
The Company has used estimates in measuring certain deferred charges and deferred credits related to items subject to approval of the various public service commissions’ with jurisdiction over the Company. Estimates are also used in development of the allowances for doubtful accounts, unbilled gas, asset retirement obligations, and determination of depreciable lives of utility plant. The deferred tax asset and valuation allowance require a significant amount of judgment and are significant estimates. The estimates are based on projected future tax deductions, future taxable income, estimated limitations under the Internal Revenue Code, and other assumptions.
Such estimates could change in the near term and could significantly impact the Company’s results of operations and financial position.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less, at the date of acquisition, to be cash equivalents. The Company maintains, at various financial institutions, cash and cash equivalents which may exceed federally insurable limits and which may, at times, significantly exceed balance sheet amounts.
Receivables
The accounts receivable are generated from sales and delivery of natural gas as measured by inputs from meter reading devices. Trade accounts receivable are carried at the expected net realizable value. There is credit risk associated with the collection of these receivables. As such, a provision is recorded for the receivables considered to be uncollectible. The provision is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical write-off amounts. The underlying assumptions used for the provision can change from period to period and the provision could potentially cause a negative material impact to the income statement and working capital.
Two of the Company’s utilities in Ohio, Orwell Natural Gas Company (“Orwell”) and Northeast Ohio Natural Gas Corp. (“NEO”) collect from their customers, through rates, an amount to provide an allowance for doubtful accounts. As accounts are identified as uncollectible, they are written off against this allowance for doubtful accounts with no income statement impact. In effect, all bad debt expense is funded by the customer base. The total amount collected from customers and the amounts written off are reviewed annually by the Public Utility Commission of Ohio (“PUCO”) and the rate per Mcf is adjusted as necessary.

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s bad debt expense for the three and six months ended June 30, 2011 was $34,194 and $79,177, respectively. Bad debt expense for the three and six months ended June 30, 2010 was $35,090 and $79,342, respectively.
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
During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell of the rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included approximately $1,050,000 of costs and Orwell included an excess of approximately $1,100,000 of costs in the filings under audit. The Company is currently reviewing the primary findings with the PUCO.
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
Debt Issuance Costs
Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as assets and are amortized as interest expense over the term of the related debt. The unamortized balance of debt issuance costs was $900,067 and $485,244 as of June 30, 2011 and December 31, 2010, respectively, including the costs related to refinancing the debt in Ohio. Amortization expense was $57,621 and $68,667 for the three and six months ended June 30, 2011, respectively. Amortization expense was $49,533 and $63,396 for the three and six months ended June 30, 2010, respectively.
Asset Retirement Obligations
The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred or acquired. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying balance sheets. The Company amortizes the amount added to property, plant, and equipment, net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of June 30, 2011 and December 31, 2010, the Company has recorded a net asset of $262,417 and $297,617, and a related liability of $1,616,280 and $1,546,867, respectively.
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
As a result of regulatory action by the PUCO related to prior audits, Orwell and Brainard accrue an estimated liability for removing gas mains, meter and regulator station equipment and service lines at the end of their useful lives. The liability is equal to a percent of the asset cost according to the following table:

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Percent of Asset Cost
	Orwell	Brainard
Mains	15%	20%
Meter/regulator stations	10%	10%
Service lines	75%	75%
The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The schedule below is a reconciliation of the Company’s liability for the six months ended June 30:

	2011	2010
Balance, beginning of period	$1,546,867	$787,233
Liabilities incurred or acquired	—	647,446
Liabilities settled	—	—
Accretion expense	69,413	58,845

Balance, end of period	$1,616,280	$1,493,524

Revenue Recognition
Revenues are recognized in the period that services are provided or products are delivered. The Company records gas distribution revenues for gas delivered to residential and commercial customers but not billed at the end of the accounting period. The Company periodically collects revenues subject to possible refunds pending final orders from regulatory agencies. When this occurs, appropriate liabilities for such revenues collected subject to refund are established.
Comprehensive Income
Comprehensive income includes net income and other comprehensive income, which for the Company is primarily comprised of unrealized holding gains or losses on available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive income and its components are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Income	$360,338	$465,782	$4,635,092	$4,128,724
Other comprehensive income
Change in unrealized gain/(loss) on available-for-sale securities, net of tax	855	83,052	19,621	(83,995)

Comprehensive Income	$361,193	$548,834	$4,654,713	$4,044,729

Other comprehensive income for the three and six months ended June 30, 2011 is reported net of tax of $518 and $11,667, respectively. Other comprehensive income for the three and six months ended June 30, 2010 is reported net of tax of $51,904 and ($52,534), respectively.
Earnings Per Share
Net income per common share is computed by both the basic method, which uses the weighted average number of common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and other dilutive securities, as calculated using the treasury stock method.

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding used in the basic earnings per common share calculations	8,151,359	6,071,538	8,150,802	6,071,538
Dilutive effect of stock options	8,466	9,079	8,153	7,989

Weighted average number of common shares outstanding adjusted for effect of dilutive options	8,159,825	6,080,617	8,158,955	6,079,527

Reclassifications
Certain reclassifications of prior year reported amounts have been made for comparative purposes. Such reclassifications had no effect on income.
Recently Adopted Accounting Pronouncements
ASU No. 2010-28, “Intangibles — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”
In January 2011, the Company adopted new authoritative guidance under this ASU, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this guidance did not have a material impact on the accompanying financial statements.
ASU No. 2010-29, “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations”
In January 2011, the Company adopted new authoritative guidance under this ASU, which provides clarification regarding the acquisition date that should be used for reporting pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. This ASU also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The adoption of this guidance did not have a material impact on the accompanying financial statements.
Recently Issued Accounting Pronouncements
ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRSs”
In May 2011, the FASB issued ASU 2011-04, which changes the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. Currently, the guidance is anticipated to be effective for interim and annual periods beginning after December 15, 2011; early application is not permitted. This ASU is not expected to have a material impact on the accompanying financial statements.
ASU No. 2011-05, “Presentation of Comprehensive Income”
In June 2011, the FASB issued ASU 2011-05, which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of US GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
two separate but consecutive statements. This ASU is expected to change the presentation of other comprehensive income in the accompanying financial statements. However, this ASU does not change the calculation of the other comprehensive income. Currently, the guidance is anticipated to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. The Company does not expect to implement this ASU prior to the required date.
Note 2 — Acquisitions
On January 5, 2010, the Company completed the acquisition of Lightning Pipeline, Great Plains, Brainard and collectively with Lightning Pipeline, Great Plains and Brainard, the “Ohio Companies” and each an “Ohio Company”. Lightning Pipeline is the parent company of Orwell and Great Plains is the parent company of NEO. Orwell, NEO and Brainard are natural gas distribution companies that serve approximately 24,000 customers in Northeastern Ohio and Western Pennsylvania. The acquisition increased the Company’s customers by more than 50%.
Merger Consideration-Issuance of Shares
The final aggregate purchase price for the Ohio Companies was $37.9 million, which consisted of approximately $20.8 million in debt of the Ohio Companies with the remainder of the purchase price paid in unregistered shares of common stock of the Company. In accordance with the Merger Agreements, on January 5, 2010, the shares of common stock of Lightning Pipeline, Great Plains and Brainard were converted into the right to receive unregistered shares of common stock of the Company (the “Shares”) in accordance with the following calculation:
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

	Total
	Ohio		Lightning
	Companies	Great Plains	Pipeline	Brainard
Current assets	$11,475,898	$7,343,434	$4,012,842	$119,625
Property and equipment	29,530,634	18,290,609	10,818,924	421,101
Deferred Tax Assets	76,772	—	11,535	65,237
Other Noncurrent assets	152,585	1,000	140,002	11,583
Customer Relationships	685,000	640,000	45,000	—
Goodwill	13,551,181	9,112,901	4,312,007	126,273

Total assets acquired	55,472,070	35,387,944	19,340,310	743,819

Current liabilities	13,836,120	7,589,554	5,842,518	404,051
Asset Retirement Obligation	487,447	—	477,939	9,508
Deferred Tax Liability	3,279,164	1,483,525	1,651,769	143,870

Total liabilities assumed	17,602,731	9,073,079	7,972,226	557,429

Net assets acquired	$37,869,339	$26,314,865	$11,368,084	$186,390

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Approximately $13.6 million of the total purchase price was allocated to goodwill. None of the goodwill is expected to be deductible for tax purposes. Transaction costs related to the mergers totaled $10,978 and $136,346 for the three and six months ended June 30, 2010, respectively, and are recorded in the accompanying statements of income within the other income (expense).
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
Spelman intends to recondition and convert the Ohio pipelines to transport natural gas to new markets where natural gas service is currently not available, as well as to connect to markets served by the Ohio Companies. The Company expects to fund $2.4 million of capital expenditures in 2011 to convert the existing facilities to natural gas. The expenditures include reestablishment and clearing of rights-of-way, “pigging” and pressure test of the line, replacement of some existing pipe, connect to supply sources and establishment of interconnections to customers. The current assets are cathodically protected and reside in a protective nitrogen bath.
Spelman expects to file an application known as a “First Filing” to establish intrastate transportation rates with the PUCO. Should the Commission find that the rates proposed by the Company are not unjust and unreasonable, it may approve the rates without a hearing. Spelman expects to begin delivering gas during the fourth quarter of 2011.
Future plans include extending the lines to participate in the transportation of Utica and Marcellus Shale production. The Company does not currently have definitive plans for the Kentucky assets.
Note 3 — Marketable Securities
Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities in the accompanying balance sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary, are in the accompanying statements of income. The Company did not hold any held-to-maturity or trading securities as of June 30, 2011 or December 31, 2010.
The following is a summary of available-for-sale securities at:

	June 30, 2011
	Investment	Unrealized	Estimated
	at cost	Gains	Fair Value
Common Stock	$199,500	$106,738	$306,238

	December 31, 2010
	Investment	Unrealized	Estimated
	at cost	Gains	Fair Value
Common Stock	$199,500	$75,450	$274,950

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unrealized gains on available-for-sale securities of $66,211 and $46,590, respectively (net of $40,527 and $28,860 in taxes) was included in accumulated other comprehensive income in the accompanying balance sheets at June 30, 2011 and December 31, 2010, respectively.
The gross realized gains are summarized below:

Gross
Three Months Ended	Sales		Realized
June 30,	Proceeds	Cost	Gains
2011	$—	$—	$—
2010	$2,051,981	$1,969,446	$82,535

Gross
Six Months Ended	Sales		Realized
June 30,	Proceeds	Cost	Gains
2011	$—	$—	$—
2010	$2,353,878	$2,244,734	$109,144
As of June 30, 2011 and December 31, 2010, the Company did not hold any securities in an unrealized loss position.
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
The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of:

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$306,238	—	—	$306,238

	December 31, 2010
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$274,950	—	—	$274,950

Note 5 — Credit Facilities and Long-Term Debt
Bank of America
Energy West has a $20,000,000 revolving credit facility with the Bank of America that includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the monthly London Interbank Offered Rate (“LIBOR”) plus 120 to 145 basis points for interest periods selected by Energy West (the “Bank of America Credit Facility”). For the three months ended June 30, 2011 and 2010, the weighted average interest rate on the facility was 1.76% and 2.06%, respectively, resulting in $45,005 and $37,504 of interest expense, respectively. For the six months ended June 30, 2011 and 2010, the weighted average interest rate on the facility was 1.71% and 2.50%, respectively, resulting in $101,209 and $119,388 of interest expense, respectively. The balance on the revolving credit facility was $11,840,000 and $18,149,999 at June 30, 2011 and December 31, 2010, respectively.
The $11.8 million of borrowings as of June 30, 2011, leaves the remaining borrowing capacity on the line of credit at $8.2 million.
Senior Unsecured Notes
On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Approximately $463,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the notes.
Interest expense was $200,200 and $400,400 for the three and six months ended June 30, 2011 and 2010, respectively.
Citizens Bank
In connection with the acquisition of the Ohio Companies, NEO and Great Plains each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consisted of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guaranteed each loan. Mr. Osborne guaranteed each loan both individually and as trustee of the Richard M. Osborne Trust, and Great Plains guaranteed NEO’s revolving line of credit and term loans.
The Ohio Companies had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three and six months ended June 30, 2011 the weighted average interest rate on the term loans was 5%, resulting in $38,117 and $156,022 of interest expense, respectively. For the three and six months ended June 30, 2010 the weighted average interest rate on the term loans was 5%, resulting in $128,696 and $233,680 of interest expense, respectively.
NEO’s revolving credit line with Citizens Bank matured on November 29, 2010 and was repaid and extinguished at that time. For the three and six months ended June 30, 2010, the weighted average interest rate on the revolving credit line was 5%, resulting in $26,833 and $53,236 of interest expense, respectively.

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The term loans were paid off on May 3, 2011 resulting in no outstanding balance at June 30, 2011. At December 31, 2010, $9.6 million had been borrowed under the term loans.
Huntington Bank
On December 31, 2009, Orwell entered into an amended and restated short-term credit facility with The Huntington National Bank, N.A. (the “Huntington Credit Facility”). The Huntington Line of Credit and Term Loan both had a maturity date of November 28, 2010. Orwell repaid and extinguished these debt obligations at that time.
For the three and six months ended June 30, 2010, the weighted average interest rate on the term note was 4% resulting in $42,639 and $88,208 of interest expense, respectively. The weighted average interest rate on the credit line was 4% resulting in $15,158 and $31,273 of interest expense, respectively.
SunLife Assurance Company of Canada
On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together “the Issuers”), issued $15.3 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of 4.12% Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with SunLife Assurance Company of Canada (“SunLife”). Approximately $636,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the notes.
The Fixed Rate Note, in the amount of $15.334 million, is a joint obligation of the Issuers, and is guaranteed by the Company, Lightning Pipeline and Great Plains (together with the Issuers, “the Fixed Rate Obligors”). This note received approval from the PUCO on March 30, 2011. The note is governed by a Note Purchase Agreement (“NPA”) as filed with the Securities and Exchange Commission (“SEC”), on Form 8-K on November 2, 2010. Concurrent with the funding and closing of this transaction, which occurred on May 3, 2011, the Fixed Rate Obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is subject to a 50 basis point make-whole premium.
The Floating Rate Note, in the amount of $3.0 million, is an obligation of Great Plains and is guaranteed by the Company (together, “the Floating Rate Obligors”). The note is priced at a fixed spread of 385 basis points over three month Libor. Pricing for this note will reset on a quarterly basis to the then current yield of three month Libor. The note is governed by a NPA as filed with the SEC on Form 8-K on November 2, 2010. Concurrent with the funding of this transaction, which occurred on May 3, 2011, the Floating Rate Obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is at par.
The use of proceeds for both notes extinguished existing amortizing bank debt and other existing indebtedness, funded $3.4 million for the 2011 capital program for Orwell and NEO, established two debt service reserve accounts, and replenished the Company’s treasuries for the previously announced repayment of maturing bank debt and transaction expenses. The capital program funds and debt service reserve accounts are in interest bearing accounts and included in restricted cash.
Payments for both notes prior to maturity are interest-only.
For the three and six months ended June 30, 2011, the weighted average interest rate on the Fixed Rate Note was 5.38% resulting in $137,495 of interest expense. The Floating Rate Note pays interest quarterly and the first payment is not due until August 2011 and therefore no interest expense was incurred during the three and six months ended June 30, 2011.
Debt Covenants
The Company’s Bank of America Credit Facility and the Senior Unsecured Notes contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios.
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

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Fixed Rate Note and the Floating Rate Note carry a 60% debt-to-capitalization financial covenant on a consolidated basis for Ohio, as well as, a 2.0x interest coverage test based on a trailing twelve-month basis. Additional covenants customary for asset sales and purchases, additional indebtedness, dividends, change of control and other matters are also included.
The Company believes it was in compliance with the financial covenants under its debt agreements.
The following table shows the future minimum payments on the credit facilities and long-term debt for the years ended June 30:

2012	$—
2013	—
2014	3,000,000
2015	—
2016	—
Thereafter	28,334,000

Total	$31,334,000

Note 6 — Stockholders’ Equity
2002 Stock Option Plan
The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of June 30, 2011 and December 31, 2010, there are 35,000 and 39,500 options outstanding, respectively. The maximum number of shares available for future grants under this plan is 58,000 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of the stock option plans as follows:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding December 31, 2009	44,500	$8.52
Granted	—	$—
Exercised	—	$—
Expired	(15,000)	$9.93

Outstanding June 30, 2010	29,500	$7.81	$90,110

Exerciseable June 30, 2010	10,000	$7.87	$29,875

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding December 31, 2010	39,500	$8.52
Granted	—	$—
Exercised	—	$—
Expired	(4,500)	$9.93

Outstanding June 30, 2011	35,000	$8.66	$62,038

Exerciseable June 30, 2011	18,750	$8.24	$101,050

As of June 30, 2011 and December 31, 2010, there was $12,636 and $31,824 of total unrecognized compensation cost related to stock-based compensation, respectively. That cost is expected to be recognized over a period of three years.
The following information applies to options outstanding at June 30, 2011:

				Weighted
				Average
			Weighted	Remaining		Weighted
			Average	Contractual		Average
Grant	Exercise	Number	Exercise	Life	Number	Exercise
Date	Price	Outstanding	Price	(Years)	Exercisable	Price
12/1/2008	$7.10	10,000	$7.10	7.42	7,500	$7.10
6/3/2009	$8.44	5,000	$8.44	2.93	3,750	$8.44
12/1/2009	$8.85	10,000	$8.85	8.42	5,000	$8.85
12/1/2010	$10.15	10,000	$10.15	9.42	2,500	$10.15

		35,000			18,750

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three and six months ended June 30, 2011, the Company recorded $5,677 and $9,593, respectively ($3,548 and $6,003, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005. During the three and six months ended June 30, 2010, the Company recorded $4,702 and $9,406, respectively ($2,915 and $5.832, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.
Note 7 — Employee Benefit Plans
The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three and six months ended June 30, 2011, was $100,109 and $211,442, respectively. The expense related to the 401k Plan for the three and six months ended June 30, 2010, was $90,970 and $158,320, respectively.
The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. The Company contributed shares of common stock valued at $11,249 and $23,205 for the three and six months ended June 30, 2011, respectively. The Company contributed shares of common stock valued at $14,562 and $20,682 for the three and six months ended June 30, 2010, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. The Company made no contributions for the three and six months ended June 30, 2011 and 2010.
The Company has sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of June 30, 2011 and December 31, 2010, the value of plan assets was $202,496 and $212,678, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.
Note 8 — Income Taxes
Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$201,981	$233,238	$2,516,851	$2,101,735
State income tax, net of federal tax expense	20,905	(4,980)	260,487	(44,878)
Amortization of deferred investment tax credits	(5,266)	(5,265)	(10,532)	(5,265)
Other	16,104	(2,779)	603	1,258

Total income tax expense	$233,724	$220,214	$2,767,409	$2,052,850

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax positions were accrued at June 30, 2011 and December 31, 2010.
The tax years after 2005 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Related Party Transactions
The Company is party to certain agreements and transactions with Mr. Osborne, or companies owned or controlled by Mr. Osborne.
Notes Payable
The Company had two notes payable to Mr. Osborne. The first note was payable on demand and bore interest at a rate equal to the prime rate as published by Key Bank. On December 1, 2010, the Company repaid the first note in full, including all interest accrued to date. The second note had a maturity date of January 3, 2014 and bore interest at 6.0% annually. On May 3, 2011, the Company repaid the second note in full, including all interest accrued to date, using the SunLife proceeds. As of June 30, 2011 and December 31, 2010, the second note had a balance of $0 and $52,578, which included $0 and $3,217 of accrued interest, respectively. Interest expense incurred related to both loans was $132 and $529, respectively, for the three and six months ended June 30, 2011. Interest expense incurred related to both loans was $30,104 and $77,653, respectively, for the three and six months ended June 30, 2010.
Note Receivable
The Company has a note receivable from John D. Oil and Gas Marketing, a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to John D. Oil and Gas Marketing to finance the acquisition of a gas pipeline. The balance due from John D. Oil and Gas Marketing was $50,531 and $55,230 (of which, $9,905 and $9,565 is due within one year) as of June 30, 2011 and December 31, 2010, respectively. The Company has a corresponding agreement to lease the pipeline from John D. Oil and Gas Marketing through December 31, 2016. Lease expense resulting from this agreement was $3,300 and $6,600 for the three and six months ended June 30, 2011, respectively, which is included in the Natural Gas Purchased column below. Lease expense resulting from this agreement was $3,300 and $7,827 for the three and six months ended June 30, 2010, respectively, which is included in the Natural Gas Purchased column below. The balance due at June 30, 2011 and December 31, 2010 was $2,200 and $0, respectively, to John D. Oil and Gas Marketing related to these lease payments.
Accounts Receivable and Accounts Payable
The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at June 30, 2011 and December 30, 2010, respectively:

	Accounts Receivable		Accounts Payable
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
John D. Oil and Gas Marketing	$3,282	$42,938	$75,270	$247,430
Cobra Pipeline	929	22,071	250	84,597
Orwell Trumbell Pipeline	126,540	120,975	—	77,325
Great Plains Exploration	125,080	148,252	—	—
Big Oats Pipeline Supply	1,543	863	99,467	4,723
Kykuit Resources	97,264	97,154	—	—
Sleepy Hollow	112,163	100,640	—	—
Other	18,331	26,491	13,000	3,468

Total	$485,132	$559,384	$187,987	$417,543

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended June 30, 2011:

	Three Months Ended June 30, 2011
		Pipeline and	Rent, Supplies		Management
	Natural Gas	Construction	Consulting, and	Natural Gas	and Other
	Purchased	Purchases	and Other Purchases	Sold	Sales
John D. Oil and Gas Marketing	$954,623	$—	$1,646	$—	$3,282
Cobra Pipeline	64,176	68,767	452	—	929
Orwell Trumbell Pipeline	55,656	—	638	386	850
Great Plains Exploration	554,728	111,750	—	1,242	3,854
Big Oats Pipeline Supply	—	89,886	270,140	539	1,000
Kykuit Resources	—	—	—	—	110
Sleepy Hollow	—	—	—	—	5,318
Other	—	—	42,257	9,073	1,308

TOTAL	$1,629,183	$270,403	$315,133	$11,240	$16,651

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended June 30, 2010:

	Three Months Ended June 30, 2010
		Pipeline and	Rent, Supplies		Management
	Natural Gas	Construction	Consulting, and	Natural Gas	and Other
	Purchased	Purchases	and Other Purchases	Sold	Sales
John D. Oil and Gas Marketing	$1,033,792	$—	$—	$—	$—
Cobra Pipeline	82,601	—	50,863	—	7,819
Orwell Trumbell Pipeline	104,388	—	430	—	—
Great Plains Exploration	3,783	—	—	945,550	1,888
Big Oats Pipeline Supply	—	41,382	105,620	273	1,505
Kykuit Resources	—	—	—	—	4,813
Sleepy Hollow	—	—	—	—	17,937
Other	—	8,400	43,849	10,135	16,509

TOTAL	$1,224,564	$49,782	$200,762	$955,958	$50,471

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the six months ended June 30, 2011:

	Six Months Ended June 30, 2011
		Pipeline and	Rent, Supplies		Management
	Natural Gas	Construction	Consulting, and	Natural Gas	and Other
	Purchased	Purchases	and Other Purchases	Sold	Sales
John D. Oil and Gas Marketing	$2,426,724	$—	$1,772	$—	$6,564
Cobra Pipeline	243,779	68,767	452	—	1,056
Orwell Trumbell Pipeline	276,174	—	49,718	1,757	5,565
Great Plains Exploration	573,871	197,430	150	2,484	12,836
Big Oats Pipeline Supply	—	256,668	409,012	2,712	1,000
Kykuit Resources	—	—	39,600	—	110
Sleepy Hollow	—	—	—	—	11,523
Other	—	—	97,873	50,313	3,057

TOTAL	$3,520,548	$522,865	$598,577	$57,266	$41,711

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
		Pipeline and	Rent, Supplies		Management
	Natural Gas	Construction	Consulting, and	Natural Gas	and Other
	Purchased	Purchases	and Other Purchases	Sold	Sales
John D. Oil and Gas Marketing	$2,404,756	$—	$127	$49,824	$—
Cobra Pipeline	237,451	83,010	107,447	—	21,044
Orwell Trumbell Pipeline	303,527	—	430	—	—
Great Plains Exploration	20,649		—	1,953,052	2,345
Big Oats Pipeline Supply	—	87,224	221,423	2,267	—
Kykuit Resources	—	—	—	—	10,559
Sleepy Hollow	—	—	—	—	54,506
Other	—	42,600	246,348	58,367	120,274

TOTAL	$2,966,383	$212,834	$575,775	$2,063,510	$208,728

The Company also accrued a liability of $13,894 and $413,399, respectively, due to companies controlled by Mr. Osborne for natural gas used through June 30, 2011 and December 31, 2010 that is not yet invoiced. The related expense is included in the gas purchased line item in the accompanying statements of income. These amounts will be trued up to the actual invoices when received in future periods.
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

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended June 30, 2011

		Marketing
	Natural Gas	and	Pipeline	Corporate and
	Operations	Production	Operations	Other	Eliminations	Consolidated
OPERATING REVENUES
Natural gas operations	$17,176,027	$—	$—	$816,049	$(896,814)	$17,095,262
Marketing and production	—	3,209,966	—	—	(1,734,301)	1,475,665
Pipeline operations	—	—	102,061	—	—	102,061

Total operating revenue	17,176,027	3,209,966	102,061	816,049	(2,631,115)	18,672,988

COST OF SALES
Gas purchased	9,656,357	—	—	816,049	(896,814)	9,575,592
Marketing and production	—	2,942,680	—	—	(1,734,301)	1,208,379

Total cost of sales	9,656,357	2,942,680	—	816,049	(2,631,115)	10,783,971

GROSS MARGIN	$7,519,670	$267,286	$102,061	$—	$—	$7,889,017

OPERATING INCOME (LOSS)	$902,183	$79,627	$48,396	$(39,384)	$—	$990,822

NET INCOME (LOSS)	$359,742	$23,625	$27,752	$(50,781)	$—	$360,338

Three Months Ended June 30, 2010

		Marketing
	Natural Gas	and	Pipeline	Corporate and
	Operations	Production	Operations	Other	Eliminations	Consolidated
OPERATING REVENUE
Natural gas operations	$14,760,696	$—	$—	$—	$(78,587)	$14,682,109
Marketing and production	—	3,704,869	—	—	(1,836,860)	1,868,009
Pipeline operations	—	—	106,355	—	—	106,355

Total operating revenue	14,760,696	3,704,869	106,355	—	(1,915,447)	16,656,473

COST OF SALES
Gas purchased	7,998,349	—	—	—	(78,587)	7,919,762
Marketing and production	—	3,299,668	—	—	(1,836,860)	1,462,808

Total cost of sales	7,998,349	3,299,668	—	—	(1,915,447)	9,382,570

GROSS MARGIN	$6,762,347	$405,201	$106,355	$—	$—	$7,273,903

OPERATING INCOME (LOSS)	$632,599	$207,305	$35,679	$(8,843)	$—	$866,740

NET INCOME	$247,979	$113,145	$24,485	$80,173	$—	$465,782

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011

		Marketing
	Natural Gas	and	Pipeline	Corporate and
	Operations	Production	Operations	Other	Eliminations	Consolidated
OPERATING REVENUES
Natural gas operations	$55,485,920	$—	$—	$816,049	$(987,124)	$55,314,845
Marketing and production	—	7,550,218	—	—	(4,249,051)	3,301,167
Pipeline operations	—	—	208,385	—	—	208,385

Total operating revenue	55,485,920	7,550,218	208,385	816,049	(5,236,175)	58,824,397

COST OF SALES
Gas purchased	34,463,575	—	—	816,049	(987,124)	34,292,500
Marketing and production	—	6,856,837	—	—	(4,249,051)	2,607,786

Total cost of sales	34,463,575	6,856,837	—	816,049	(5,236,175)	36,900,286

GROSS MARGIN	$21,022,345	$693,381	$208,385	$—	$—	$21,924,111

OPERATING INCOME (LOSS)	$7,789,050	$306,225	$112,396	$(47,954)	$—	$8,159,717

NET INCOME (LOSS)	$4,618,867	$109,407	$64,554	$(157,736)	$—	$4,635,092

Total assets	$118,582,518	$3,929,493	$636,991	$71,829,841	$(57,223,219)	$137,755,624
Goodwill	$14,607,952	$—	$—	$—	$—	$14,607,952
Six Months Ended June 30, 2010

		Marketing
	Natural Gas	and	Pipeline	Corporate and
	Operations	Production	Operations	Other	Eliminations	Consolidated
OPERATING REVENUES
Natural gas operations	$46,345,465	$—	$—	$—	$(157,196)	$46,188,269
Marketing and production	—	9,188,180	—	—	(4,201,848)	4,986,332
Pipeline operations	—	—	214,957	—	—	214,957

Total operating revenue	46,345,465	9,188,180	214,957	—	(4,359,044)	51,389,558

COST OF SALES
Gas purchased	27,697,772	—	—	—	(157,196)	27,540,576
Marketing and production	—	8,256,067	—	—	(4,201,848)	4,054,219

Total cost of sales	27,697,772	8,256,067	—	—	(4,359,044)	31,594,795

GROSS MARGIN	$18,647,693	$932,113	$214,957	$—	$—	$19,794,763

OPERATING INCOME (LOSS)	$6,561,089	$557,461	$99,331	$(11,364)	$—	$7,206,517

NET INCOME	$3,979,274	$34,195	$60,720	$54,535	$—	$4,128,724

Total assets	$106,298,682	$4,737,608	$755,112	$58,037,889	$(51,845,781)	$117,983,510
Goodwill	$13,813,626	$—	$—	$—	$—	$13,813,626

GAS NATURAL INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Commitments and Contingencies
Legal Proceedings
From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.
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
At June 30, 2011 and December 31, 2010, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”
Note 13 — Subsequent Events
On August 1, 2011 the Company purchased the assets of Independence Oil & LP Gas, Inc. (Independence Oil) for $1.6 million. Independence Oil delivered heating oil, liquid propane, and kerosene to approximately 4,500 customers from its offices in West Jefferson, North Carolina and Independence, Virginia. The Company plans to continue service to the current customers in addition to expanding to other customers in each of the regions. Due to the timing of the transaction, the Company is still reviewing the documentation to evaluate if the purchase is required to be accounted for a business combination under ASC 805.

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
OVERVIEW
Gas Natural is a natural gas company, primarily operating local distribution companies in six states and serving approximately 63,500 customers. Our natural gas utility subsidiaries are Energy West, Incorporated (Montana and Wyoming), Cut Bank Gas Company (Montana), Northeast Ohio Natural Gas Corporation (Ohio), Brainard Gas Corp. (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania), Bangor Gas Company (Maine) and Frontier Natural Gas (North Carolina). Our operations also include production and marketing of natural gas and gas pipeline transmission and gathering. Approximately 92% and 94% of our revenues in the three and six months ended June 30, 2011 were derived from our utility operations.
For the quarter, our net income was $360,000 compared to $466,000 in 2010, a decrease of 23%. Net income for the six months ended June 30, 2011 was approximately $4.6 million compared with approximately $4.1 million for the same period in 2010, an increase of $500,000 or 12%.
In our natural gas segment, increased sales volumes driven by continued customer growth and colder weather in the majority of our service areas lead to the results for both the three months and six months ended June 30, 2011. For the quarter ended June 30, 2011, earnings from natural gas operations increased to $360,000 from $248,000 in the same quarter of 2010, an increase of $112,000 or 45%. Net income for the six months ended June 30, 2011 was approximately $4.6 million compared with net income of approximately $4.0 million in the same period of 2010, an increase of $600,000 or 15%.
In our marketing and production segment, lower sales volumes due to the widening of the unfavorable differential between the AECO and CIG Rockies natural gas indices and lower production from our natural gas wells caused lower gross margin in the second quarter of 2011 than in the second quarter of 2010. This led to a decline of 79% in earnings for the quarter to net income of $24,000 from net income of $113,000 for the same period in 2010. Earnings for the six months ended June 30, 2011 increased by 221% to $109,000 from $34,000 in the 2010 period. The decrease in gross margin from lower sales and production volumes in 2011 was offset by an expense of $440,000 included in the six months ended June 30, 2010 related to the conclusion of the lawsuit with Shelby Gas Association.
Our pipeline operations segment returned net income of $28,000 for the three months ended June 30, 2011 compared to $24,000 for 2010 and $65,000 for the six months ended June 30, 2011 compared with $61,000 for the same period in 2010.
Our corporate and other operations segment incurred a net loss of $51,000 for the three months ended June 30, 2011 compared to net income of $80,000 for the 2010 period. For the six months ended June 30, 2011, the net loss was $158,000 compared to net income of $55,000 for the same period of 2010. Both of the 2010 periods included dividends and gains on the sale of marketable securities that did not occur in the 2011 periods.

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
RESULTS OF CONSOLIDATED OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2010. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.
Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
     Net Income — Our net income for the three months ended June 30, 2011 was $360,000 or $0.04 per diluted share, compared to net income of $466,000 or $0.08 per diluted share for the three months ended June 30, 2010, a decrease of $106,000. Net income from our natural gas operations increased by $112,000, due primarily to customer growth and colder weather in most of our service territories, which led to increased revenues and gross margin. Our gas marketing and production operation returned net income of $24,000 in the three months ended June 30, 2011, a decrease of $89,000 from the income of $113,000 for the same period in 2010 due to lower revenues and gross margin as explained below. Our corporate and other segment incurred a net loss of $51,000 in the three months ended June 30, 2011 compared to net income of $80,000 in 2010, a difference of $131,000. The 2010 period included dividends and gains on the sale of marketable securities that did not occur in 2011. Our secondary public offering in November 2010 resulted in 2.075 million additional shares outstanding and leads to the dilutive effect on the per share amounts in 2011 compared to 2010.
     Revenues — Our revenues for the three months ended June 30, 2011 were approximately $18.7 million compared to approximately $16.7 million for the three months ended June 30, 2010. This $2.0 million increase was primarily attributable to: (1) a natural gas revenue increase of $2.4 million due to increased customers and colder weather in the majority of the markets we serve, partly offset by (2) a decrease in our marketing and production operation’s revenue of $392,000 caused by lower sales due to the widening of the unfavorable differential between the AECO and CIG Rockies natural gas indices and production from our natural gas wells.
     Gross Margin — Gross margin was approximately $7.9 million in the three months ended June 30, 2011 compared to approximately $7.3 million in the three months ended June 30, 2010, an increase of $600,000. Our natural gas operation’s margins increased $757,000, due to the increased customers and colder weather. Gross margin from our marketing and production operations decreased $137,000, due to reduction in sales and the lower volumes produced.
     Operating Expenses — Expenses other than cost of sales increased by $500,000 to approximately $6.9 million in the three months ended June 30, 2011 from approximately $6.4 million in the three months ended June 30, 2010. The increase is due to increases in administrative expenses including salaries and professional services, increases in depreciation due to the increases in capital expenditures, and increases in taxes other than income due primarily to timing differences in the expense portion of the Ohio Companies’ gross receipts tax.
     Other Income, net — Other income decreased by $244,000 to income of $116,000 in the three months ended June 30, 2011 from income of $360,000 in the three months ended June 30, 2010 as a result of the following: (1) other income from natural gas operations decreased by $171,000 due primarily to decreased revenue from service sales; and (2) our corporate and other segment posted other expense of $16,000 in 2011 compared to other income in 2010 of $57,000, resulting in an increase in costs of $73,000.
     Interest Expense — Interest expense decreased by $36,000 to $493,000 in the three months ended June 30, 2011 from $529,000 in the three months ended June 30, 2010. The Ohio Companies repaid a portion of their debt in November 2010. The Ohio Companies did not enter into new financing arrangements until May 2011 resulting in less average debt outstanding in the three months ended June 30, 2011 which resulted in lower interest expense.
     Income Tax Expense — Income tax expense increased by $14,000 to $234,000 in the three months ended June 30, 2011 from $220,000 in the three months ended June 30, 2010. The three months ended June 30, 2010 included an income tax benefit due to a change in the effective state tax rate for 2010 related to the acquisition of the Ohio Companies.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
     Net Income — Our net income for the six months ended June 30, 2011 was approximately $4.6 million or $0.57 per diluted share, compared to net income of approximately $4.1 million or $0.68 per diluted share for the six months ended June 30, 2010, an increase of $500,000. Net income from our natural gas operations increased by $600,000, due primarily to customer growth and colder weather in most of our service territories, which led to increased revenues and gross margin. Our gas marketing and production operation returned net income of $109,000 in the six months ended June 30, 2011, an increase of $75,000 from income of $34,000 for the same period in 2010 due to lower revenues and gross margin as explained below. Offsetting these improvements is the net loss from our corporate and other segment of $158,000 compared to net income of $55,000 in 2010, a difference of $213,000. The 2010 period included dividends and gains on the sale of marketable securities that did not occur in 2011. Our secondary public offering in November 2010 resulted in 2.075 million additional shares outstanding and leads to the dilutive effect on the per share amounts in 2011 compared to 2010.
     Revenues — Our revenues for the six months ended June 30, 2011 were approximately $58.8 million compared to approximately $51.4 million for the six months ended June 30, 2010. This $7.4 million increase was primarily attributable to: (1) a natural gas revenue increase of $9.1 million due to increased customers and colder weather in the majority of the markets we serve, partly offset by (2) a decrease in our marketing and production operation’s revenue of $1.7 million caused by a reduction in sales due to the widening of the unfavorable differential between the AECO and CIG Rockies natural gas indices and lower production volumes from our natural gas wells.
     Gross Margin — Gross margin was approximately $21.9 million in the six months ended June 30, 2011 compared to approximately $19.8 million in the six months ended June 30, 2010, an increase of $2.1 million. Our natural gas operation’s margins increased $2.4 million, due to the increased customers and colder weather. Gross margin from our marketing and production operations decreased $239,000, due to the reduced sales and the lower prices received and lower volumes produced from our natural gas wells.
     Operating Expenses — Expenses other than cost of sales increased by $1.2 million to approximately $13.8 million in the six months ended June 30, 2011 from approximately $12.6 million in the six months ended June 30, 2010. The increase is due to increases in administrative expenses including salaries, professional services and vehicle fuel, and increases in depreciation due to the increases in capital expenditures.
     Other Income, net — Other income increased by $103,000 to income of $232,000 in the six months ended June 30, 2011 from income of $129,000 in the six months ended June 30, 2010 as a result of the following: (1) the 2010 period included expense from the conclusion of the lawsuit with Shelby Gas Association of $440,000; (2) other income from natural gas operations decreased by $148,000 due primarily to decreased revenue from service sales; and (3) our corporate and other segment posted other expense of $96,000 in 2011 compared to other income in 2010 of $93,000, resulting in an increase in costs of $189,000.
     Interest Expense — Interest expense decreased by $216,000 to approximately $906,000 in the six months ended June 30, 2011 from approximately $1.1 million in the six months ended June 30, 2010. The Ohio Companies repaid a portion of their debt in November 2010. The Ohio Companies did not enter into new financing arrangements until May 2011 resulting in less average debt outstanding in the six months ended June 30, 2011 which resulted in lower interest expense.
     Income Tax Expense — Income tax expense increased by $715,000 to approximately $2.8 million in the six months ended June 30, 2011 from approximately $2.1 million in the six months ended June 30, 2010. The six months ended June 30, 2010 included an income tax benefit of $286,000 due to a change in the effective state tax rate for 2010 related to the acquisition of the Ohio Companies. The remaining increase is due primarily to the increase in pre-tax income in 2011 compared to 2010.

Net Income by Segment and Service Area
The components of net income for 2011 and 2010 are:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Natural Gas Operations
Energy West Montana (MT)	$283	$119	$1,147	$1,050
Energy West Wyoming (WY)	(2)	(13)	313	244
Frontier Natural Gas (NC)	262	333	925	977
Bangor Gas (ME)	274	280	1,142	771
Ohio Companies (OH)	(457)	(471)	1,092	937

Total Natural Gas Operations	$360	$248	$4,619	$3,979
Marketing & Production Operations	24	113	109	34
Pipeline Operations	27	25	65	61

	411	386	4,793	4,074
Corporate & Other	(51)	80	(158)	55

Consolidated Net Income	$360	$466	$4,635	$4,129

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS
Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Natural Gas Operations
Operating revenues	$17,095	$14,682	$55,315	$46,188
Gas Purchased	9,576	7,920	34,293	27,540

Gross Margin	7,519	6,762	21,022	18,648
Operating expenses	6,617	6,129	13,233	12,087

Operating income	902	633	7,789	6,561
Other income	132	303	328	476

Income before interest and taxes	1,034	936	8,117	7,037
Interest (expense)	(467)	(509)	(854)	(1,078)

Income before income taxes	567	427	7,263	5,959
Income tax (expense)	(207)	(179)	(2,644)	(1,980)

Net Income	$360	$248	$4,619	$3,979

Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Full Service Distribution Revenues
Residential	$7,207	$6,313	$25,811	$21,927
Commercial	7,250	5,892	23,311	18,441
Industrial	262	205	487	410
Other	43	88	79	216

Total full service distribution	14,762	12,498	49,688	40,994

Transportation	2,045	1,896	5,052	4,619
Bucksport	288	288	575	575

Total operating revenues	$17,095	$14,682	$55,315	$46,188

Utility Throughput

	Three Months Ended June 30,		Six Months Ended June 30,
(in million cubic feet (MMcf))	2011	2010	2011	2010
Full Service Distribution
Residential	737	654	2,899	2,492
Commercial	882	667	2,829	2,267
Industrial	44	37	84	82

Total full service	1,663	1,358	5,812	4,841

Transportation	1,883	1,684	4,568	3,730
Bucksport	2,988	3,341	6,789	7,089

Total Volumes	6,534	6,383	17,169	15,660

Degree Days

		Three Months Ended		Percent (Warmer) Colder
		June 30,		2011 Compared to
	Normal	2011	2010	Normal	2010
Great Falls, MT	1,225	1,498	1,414	22.29%	5.94%
Cody, WY	1,072	1,408	1,269	31.34%	10.95%
Bangor, ME	1,072	1,052	804	(1.87%)	30.85%
Elkin, NC	337	318	163	(5.64%)	95.09%
Youngstown, OH	862	711	503	(17.52%)	41.35%

		Six Months Ended		Percent (Warmer) Colder
		June 30,		2011 Compared to
	Normal	2011	2010	Normal	2010
Great Falls, MT	4,449	5,160	4,335	15.98%	19.03%
Cody, WY	4,102	4,685	4,348	14.21%	7.75%
Bangor, ME	4,807	4,860	3,905	1.10%	24.46%
Elkin, NC	2,454	2,414	2,276	(1.63%)	6.06%
Youngstown, OH	4,121	4,019	3,474	(2.48%)	15.69%
Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
Revenues and Gross Margin
Operating revenues for the three months ended June 30, 2011 increased to approximately $17.1 million from approximately $14.7 million in the three months ended June 30, 2010. This $2.4 million increase is the result of the following factors:
1)	Revenue from our Montana and Wyoming markets increased $728,000 on a volume increase of 61 MMcf in the three months ended June 30, 2011 compared to the three months ended June, 2010, due to colder than normal weather.
2)	Revenue from our Maine and North Carolina markets increased by approximately $651,000 on a volume increase from full service and transportation customers of 160 MMcf in 2011 compared to 2010, caused by increased customer count in both markets and colder weather in our Maine market in the 2011 period.
3)	Revenues from our Ohio market increased $1.0 million on a volume increase of 283 MMcf, due to colder weather in 2011 than in 2010.
Gas purchases in natural gas operations increased to approximately $9.6 million for the three months ended June 30, 2011 from approximately $7.9 million for the three months ended June 30, 2010. The increase of $1.7 million is due primarily to the increase in sales volumes discussed above. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various public utility commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.
Gross margin increased to approximately $7.5 million for the three months ended June 30, 2011 from approximately $6.8 million for the three months ended June 30, 2010, an increase of $757,000. The increase in customers and cold weather discussed above are the primary drivers of the increase. Montana and Wyoming accounted for $149,000 of the increase, Maine and North Carolina for $288,000 and Ohio for $320,000.
Earnings
The Natural Gas Operations segment’s earnings for the three months ended June 30, 2011 were $360,000, or $.044 per diluted share, compared to earnings of $248,000 or $.041 per diluted share for the three months ended June 30, 2010.
Operating expenses increased by $500,000 to approximately $6.6 million for the three months ended June 30, 2011 from approximately $6.1 million for the three months ended June 30, 2010. The increase is due to increases in administrative expenses including salaries and professional services, increases in depreciation due to the increases in capital expenditures, and increases in taxes other than income due primarily to timing differences in the expense portion of the Ohio Companies’ gross receipts tax.
Other Income decreased by $171,000 to $132,000 for the three months ended June 30, 2011 from $303,000 for the three months ended June 30, 2010 due primarily to decreased revenue from service sales in our Montana and Ohio markets.
Interest expense decreased by $42,000 to $467,000 for the three months ended June 30, 2011 from $509,000 for the three months ended June 30, 2010. The Ohio Companies had less average debt outstanding in the three months ended June 30, 2011 because the debt that was repaid in November 2010 was not refinanced until May 2, 2011, resulting in lower interest expense.
Income tax expense increased by $28,000 to approximately $207,000 in the three months ended June 30, 2011 compared with approximately $179,000 in the three months ended June 30, 2010, due primarily to the increase in pre-tax income in 2011 compared to 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
Revenues and Gross Margin
Operating revenues for the six months ended June 30, 2011 increased to approximately $55.3 million from approximately $46.2 million in the six months ended June 30, 2010. This $9.1 million increase is the result of the following factors:
1)	Revenue from our Montana and Wyoming markets increased $3.3 million on a volume increase of 445 MMcf in the six months ended June 30, 2011 compared to the six months ended June, 2010, due to colder than normal weather throughout the six months.

2)	Revenue from our Maine and North Carolina markets increased by approximately $2.2 million on a volume increase from full service and transportation customers of 400 MMcf in 2011 compared to 2010, caused by increased customer count in both markets and colder weather in our Maine market in the 2011 period.

3)	Revenues from our Ohio markets increased $3.6 million on a volume increase of 964 MMcf, due to colder weather in 2011 than in 2010.
Gas purchases in natural gas operations increased to approximately $34.3 million for the six months ended June 30, 2011 from approximately $27.5 million for the six months ended June 30, 2010. The increase of $6.8 million is due primarily to the increase in sales volumes discussed above. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various public utility commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.
Gross margin increased to approximately $21.0 million for the six months ended June 30, 2011 from approximately $18.6 million for the six months ended June 30, 2010, an increase of $2.4 million. The increased customer count and cold weather discussed above are the primary drivers of the increase. Montana and Wyoming accounted for $519,000 of the increase, Maine and North Carolina $1.0 million and Ohio $807,000.
Earnings
The Natural Gas Operations segment’s earnings for the six months ended June 30, 2011 were approximately $4.6 million, or $0.566 per diluted share, compared to earnings of approximately $4.0 million or $0.655 per diluted share for the six months ended June 30, 2010.
Operating expenses increased by $1.1 million to approximately $13.2 million for the six months ended June 30, 2011 from approximately $12.1 million for the six months ended June 30, 2010. The increase is due to increases in administrative expenses including salaries, professional services and vehicle fuel, and increases in depreciation due to the increases in capital expenditures, offset slightly by a decrease in taxes other than income.
Other Income decreased by $148,000 to $328,000 for the six months ended June 30, 2011 from $476,000 for the six months ended June 30, 2010 due primarily to decreased revenue from service sales in our Montana and Ohio markets.
Interest expense decreased by $224,000 to approximately $854,000 for the six months ended June 30, 2011 from approximately $1.1 million for the six months ended June 30, 2010. The Ohio Companies had less average debt outstanding in the six months ended June 30, 2011 because the debt that was repaid in November 2010 was not refinanced until May 2, 2011, resulting in lower interest expense.
Income tax expense increased by $663,000 to approximately $2.6 million in the six months ended June 30, 2011 compared with approximately $2.0 million in the six months ended June 30, 2010. The six months ended June 30, 2010 included an income tax benefit of $180,000 due to a change in the effective state tax rate for 2010 related to the acquisition of the Ohio Companies. The remaining increase is due primarily to the increase in pre-tax income in 2011 compared to 2010.

MARKETING AND PRODUCTION OPERATIONS (EWR)
Income Statement

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2011	2010	2011	2010
Energy West Resources
Operating revenues	$1,476	$1,868	$3,301	$4,986
Gas Purchased	1,208	1,463	2,608	4,054

Gross Margin	268	405	693	932
Operating expenses	188	198	387	375

Operating income	80	207	306	557
Other expense	(20)	(12)	(83)	(472)

Income before interest and taxes	60	195	223	85
Interest (expense)	(22)	(15)	(45)	(34)

Income before income taxes	38	180	178	51
Income tax (expense) benefit	(14)	(67)	(69)	(17)

Net Income	$24	$113	$109	$34

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
Revenues and Gross Margin
Revenues decreased $392,000 to approximately $1.5 million for the three months ended June 30, 2011 from approximately $1.9 million for the three months ended June 30, 2010. $368,000 of this decrease is caused by the widening of the unfavorable differential between the AECO and CIG Rockies natural gas indexes, leading to lower sales in our marketing operation. Production revenues decreased by $24,000 due to lower volumes produced and a lower price received for these volumes.
Gross margin decreased $137,000 to $268,000 in the three months ended June 30, 2011 from $405,000 in the three months ended June 30, 2010. Gross margin from our marketing operation decreased by $125,000, due to the lower sales volumes, and decreased $12,000 from our gas production.
Earnings
The Marketing and Production segment’s earnings in the three months ended June 30, 2011 were $24,000 or $0.003 per diluted share, compared to income of $113,000 or $0.019 per diluted share in the three months ended June 30, 2010.
Our operating expenses decreased $10,000, to $188,000 in the three months ended June 30, 2011 from $198,000 in the three months ended June 30, 2010.
The loss from unconsolidated affiliate increased $8,000 to $20,000 in the three months ended June 30, 2011 from $12,000 in the three months ended June 30, 2010.
Income tax expense decreased approximately $53,000 to $14,000 in the three months ended June 30, 2011 from $67,000 in the three months ended June 30, 2010. The decrease is due to the decrease in pre-tax income in 2011 compared to 2010.
Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
Revenues and Gross Margin
Revenues decreased $1.7 million to approximately $3.3 million for the six months ended June 30, 2011 from approximately $5.0 million for the six months ended June 30, 2010. $1.5 million is caused by the widening of the unfavorable differential between the AECO and CIG Rockies natural gas indexes, leading to lower sales in our marketing operation. Production revenues decreased by $147,000 due to lower volumes produced and a lower price received for these volumes.

Gross margin decreased $239,000 to approximately $693,000 in the six months ended June 30, 2011 from approximately $932,000 in the six months ended June 30, 2010. Gross margin from our marketing operation decreased $152,000 due to lower sales volumes and gross margin from gas production decreased by $86,000.
Earnings
The Marketing and Production segment’s earnings in the six months ended June 30, 2011 were $109,000 or $0.013 per diluted share, compared to income of $34,000 or $0.006 per diluted share in the six months ended June 30, 2010.
Our operating expenses increased $12,000, to $387,000 in the six months ended June 30, 2011 from $375,000 in the six months ended June 30, 2010.
The loss from unconsolidated affiliate increased $51,000 to $83,000 in the six months ended June 30, 2011, from $32,000 in the six months ended June 30, 2010.
Other expense was zero in the six months ended June 30, 2011. The six months ended June 30, 2010 included an expense of $440,000 related to the conclusion of the lawsuit with Shelby Gas Association.
Income tax expense increased $52,000 to an expense of $69,000 in the six months ended June 30, 2011 from expense of $17,000 in the six months ended June 30, 2010. The increase is due to the increase in pre-tax income in 2011 compared to 2010.
PIPELINE OPERATIONS
Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Pipeline Operations
Operating revenues	$102	$106	$208	$215
Gas Purchased	—	—	—	—

Gross Margin	102	106	208	215
Operating expenses	54	71	96	116

Operating income	48	35	112	99
Other income	—	—	—	—

Income before interest and taxes	48	35	112	99
Interest (expense)	(3)	(5)	(7)	(9)

Income before income taxes	45	30	105	90
Income tax (expense)	(17)	(6)	(40)	(29)

Net Income	$28	$24	$65	$61

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
     Net income in the three months ended June 30, 2011 was $28,000 compared to $24,000 in the three months ended June 30, 2010. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.
Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
     Net income in the six months ended June 30, 2011 was $65,000 compared to $61,000 in the six months ended June 30, 2010. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

Corporate and Other Operations
     Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.
Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Corporate and Other
Operating revenues	$—	$—	$—	$—
Gas Purchased	—	—	—	—

Gross Margin	—	—	—	—
Operating expenses	39	9	48	11

Operating loss	(39)	(9)	(48)	(11)
Other (expense) income	(16)	57	(96)	93

Income before interest and taxes	(55)	48	(144)	82
Interest expense	—	—	—	—

Income (Loss) before income taxes	(55)	48	(144)	82
Income tax benefit (expense)	4	32	(14)	(27)

Net Loss	$(51)	$80	$(158)	$55

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
     Results of corporate and other operations for the three months ended June 30, 2011 include administrative costs of $39,000, costs related to acquisition activities of $18,000, offset by interest income of $2,000 and income tax benefit of $4,000, for a net loss of $51,000.
     Results of corporate and other operations for the three months ended June 30, 2010 include dividends from marketable securities of $39,000, interest income of $2,000, and gains on the sale of marketable equity securities of $82,000 offset by administrative costs of $9,000, and costs related to acquisition activities of $66,000. After the related income tax benefit of $32,000, the result is net income of $80,000.
Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
     Results of corporate and other operations for the six months ended June 30, 2011 include administrative costs of $48,000, costs related to acquisition activities of $102,000, and income tax expense of $14,000, offset by interest income of approximately $6,000, for a net loss of $158,000.
     Results of corporate and other operations for the six months ended June 30, 2010 included dividends from marketable securities of approximately $118,000, interest income of $4,000, and gains on the sale of marketable equity securities of $82,000, offset by administrative costs of $11,000, costs related to acquisition activities of $112,000, and the related income tax expense of $27,000, resulting in net income of $55,000.
Sources and Uses of Cash
Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.
Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $11.8 million and $18.1 million at June 30, 2011 and December 31, 2010, respectively. This change in our cash position is due to the withdrawal of our gas storage inventory to furnish a portion of our gas supply needs and the seasonal increase in cash inflow from the winter heating season, causing cash to be available to pay down the line of credit.

We made capital expenditures for continuing operations of $10.3 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively, including $3.3 million related to the Spelman Pipeline acquisition in April 2011. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.
We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.3 million and $22.9 million at June 30, 2011 and December 31, 2010, respectively, including the amount due within one year.
Cash increased slightly to $13.1 million at June 30, 2011, compared with $13.0 million at December 31, 2010.

	For the Six Months Ended June 30,
	2011	2010
Cash provided by operating activities	$15,515,654	$9,721,034
Cash (used in) provided by investing activities	(13,881,593)	102,923
Cash used in financing activities	(1,527,919)	(7,337,960)

Increase in cash	$106,142	$2,485,997

OPERATING CASH FLOW
For the six months ended June 30, 2011, cash provided by operating activities increased $5.8 million as compared to the six months ended June 30, 2010. Major items affecting the use of cash included a decrease in accounts receivable collections of $4.1 million, a $4.1million increase in collections of recoverable costs of gas, a $2.7 million increase in unbilled revenue, a $2.2 million increase in net deferred tax assets, and a $1.1 million increase in prepayments.
INVESTING CASH FLOW
For the six months ended June 30, 2011, cash used in investing activities increased by $14.0 million as compared to the six months ended June 30, 2010, primarily due to increased construction expenditures of $8.1 million, including expenditures of $3.3 million in 2011 for the acquisition of Spelman Pipeline. Other major changes include expenditures in 2011 for setting up restricted cash funds of $3.4 million, and a decrease in the proceeds from sale of marketable securities of $2.4 million. The restricted cash funds were created at the direction of the PUCO and are set aside for capital expenditures by the Ohio Companies in 2011.
Capital Expenditures
Our capital expenditures for continuing operations totaled $10.3 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively, including $3.3 million related to the Spelman Pipeline acquisition in April 2011. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.
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
Estimated Capital Expenditures
The table below details our capital expenditures for the six months ended June 30, 2011 and 2010 and provides an estimate of future cash requirements for capital expenditures:

			Remaining Cash
	Six Months ended June 30,		Requirements through
($ in thousands)	2011	2010	December 31, 2011
Natural Gas Operations	$10,273	$2,191	$7,922
Marketing and Production	—	—	—
Pipeline Operations	—	—	114
Corporate and Other	6	—	87

Total Capital Expenditures	$10,279	$2,191	$8,123

FINANCING CASH FLOW
For the six months ended June 30, 2011, cash used in financing activities decreased by $5.8 million as compared with the six months ended June 30, 2010. The closing of the SunLife transaction increased proceeds from long term debt by $18.3 million, along with a corresponding increase in repayments of notes payable to pay off existing debt of $8.9 million. The SunLife transaction required debt service reserve accounts to be created in the amount of $950,000 to cover one year of interest payments. Other items include an increase of $483,000 in debt issuance costs a $562,000 increase in dividends paid as a result of the secondary offering in November 2010 and a decrease in the net line of credit proceeds of $1.6 million.
We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our $20.0 million credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $11.8 million and $18.1 million at June 30, 2011 and December 31, 2010, respectively. We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.3 million and $22.9 million at June 30, 2011, and December 31, 2010, respectively, including the amount due within one year.
Secondary Public Offering
In November 2010, Gas Natural completed a 2.415 million share secondary public offering. Of these shares, 340,000 were selling shareholder shares and 2.075 million were primary shares. The primary shares sold by Gas Natural include a full exercise of the over-allotment option. Gas Natural did not receive any of the proceeds from the selling shareholder shares. Net proceeds to Gas Natural were approximately $19.0 million after sales concessions, underwriting expenses, and deal expenses. The primary uses of proceeds are for investment in utility operations as we continue to expand our organic footprint. Additionally, proceeds were used to repay debt of our Ohio Companies.
In November 2010, NEO repaid upon maturity the Citizens Bank Line of Credit in the amount of $2.1 million and Orwell repaid upon maturity the Huntington Bank Line of Credit in the amount of $1.5 million and the Huntington Bank Term Loan in the amount of $4.1 million. These notes were secured by all assets of the Ohio Companies, as well as a personal guarantee from our chairman and CEO. These three instruments matured at the end of November 2010. These notes were repaid and extinguished with no ability to redraw at this time. In addition to these notes that had a pending maturity date, a related party demand note was also repaid in November 2010. Lightning Pipeline Company, the intermediate holding company for Orwell, had a $2.0 million unsecured demand note payable with our chairman, which was repaid in November of 2010, including accrued interest.
Citizens Bank Term Loans
In connection with the acquisition of the Ohio Companies, NEO and Great Plains each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consisted of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guaranteed each loan. Mr. Osborne guaranteed each loan both individually and as trustee of the Richard M. Osborne Trust, and Great Plains guaranteed NEO’s revolving line of credit and term loans.
The Ohio Companies had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three and six months ended June 30, 2011 the weighted average interest rate on the term loans was 5%, resulting in $38,117 and $156,022 of interest expense, respectively. For the three and six months ended June 30, 2010 the weighted average interest rate on the term loans was 5%, resulting in $128,696 and $233,680 of interest expense, respectively.
The term loans were paid off on May 3, 2011.
The following discussion describes our credit facilities as of June 30, 2011, after the repayment of the Citizens debt and completion of the SunLife financing.
SunLife Assurance Company of Canada
On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together the “Issuers”), issued $15.334 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of 4.12% Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with SunLife Assurance Company of Canada (“SunLife”). Approximately $636,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the note.
The Fixed Rate Note, in the amount of $15.334 million, is a joint obligation of the Issuers, and is guaranteed by the Company, Lightning Pipeline and Great Plains (together with the Issuers, “the Fixed Rate Obligors”). This note received approval from the PUCO on March 30, 2011. The note is governed by a Note Purchase Agreement (“NPA”) as filed with the Securities and Exchange Commission (“SEC”), on Form 8-K on November 2, 2010. Concurrent with the funding and closing of this transaction, which occurred on May 3, 2011, the Fixed Rate Obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is subject to a 50 basis point make-whole premium.
The Floating Rate Note, in the amount of $3.0 million, is an obligation of Great Plains and is guaranteed by the Company (together, “the Floating Rate Obligors”). The note is priced at a fixed spread of 385 basis points over three month LIBOR. Pricing for this note will reset on a quarterly basis to the then current yield of three month Libor. The note is governed by a NPA as filed with the SEC on Form 8-K on November 2, 2010. Concurrent with the funding of this transaction, which occurred on May 3, 2011, the Floating Rate Obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is at par.
The use of proceeds for both notes extinguished existing amortizing bank debt and other existing indebtedness, funded $3.4 million for the 2011 capital program for Orwell and NEO, established two debt service reserve accounts, and replenished the Company’s treasuries for the previously announced repayment of maturing bank debt and transaction expenses. The capital program funds and debt service reserve accounts are in interest bearing accounts and included in restricted cash.
Payments for both notes prior to maturity are interest-only.
For the three and six months ended June 30, 2011, the weighted average interest rate on the Fixed Rate Note was 5.38% resulting in $137,495 of interest expense. The Floating Rate Note pays interest quarterly and the first payment is not due until August 2011 and therefore no interest expense was incurred during the three and six months ended June 30, 2011.
The notes carry a 60% debt-to-capitalization financial covenant on a consolidated basis for Ohio, as well as, a 2.0x interest coverage test based on a trailing twelve-month basis. Additional covenants customary for asset sales and purchases, additional indebtedness, dividends, change of control and other matters are also included.
Bank of America
Energy West has a $20,000,000 revolving credit facility that includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the monthly London Interbank Offered Rate (“LIBOR”) plus 120 to 145 basis points for interest periods selected by us.
The following tables represent borrowings under the Bank of America revolving line of credit for each of the three and six months ended June 30, 2011 and 2010.

Quarter Ended June 30, 2011
Minimum borrowing	$8,390,000
Maximum borrowing	$11,840,000
Average borrowing	$9,909,560

Quarter Ended June 30, 2010
Minimum borrowing	$5,197,903
Maximum borrowing	$14,447,903
Average borrowing	$7,457,673

Six Months Ended June 30, 2011
Minimum borrowing	$8,390,000
Maximum borrowing	$18,150,000
Average borrowing	$11,879,116

Six Months Ended June 30, 2010
Minimum borrowing	$3,000,000
Maximum borrowing	$14,650,000
Average borrowing	$7,886,261

At June 30, 2011 and December 31, 2010, we had $11.8 million and $18.1 million of borrowings under the $20.0 million Bank of America revolving line of credit. For the three months ended June 30, 2011 and 2010, the weighted average interest rate on the facility was 1.76% and 2.06%, respectively, resulting in $45,005 and $37,504 of interest expense, respectively. For the six months ended June 30, 2011 and 2010, the weighted average interest rate on the facility was 1.71% and 2.50%, respectively, resulting in $101,209 and $119,388 of interest expense, respectively.
Senior Unsecured Notes
On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Approximately $463,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the notes.
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
The cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. The total amount outstanding under all of our long term debt obligations was approximately $31.3 million at June 30, 2011, with none being due within one year.
We believe we are in compliance with the financial covenants under our debt agreements or have received waivers for any defaults
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance-sheet arrangements, other than those currently disclosed that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Quantitative And Qualitative Disclosure About Market Risk
We are subject to certain market risks, including commodity price risk (i.e., natural gas prices) and interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to our Condensed Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.
Commodity Price Risk
We seek to protect against natural gas price fluctuations by limiting the aggregate level of net open positions that are exposed to market price changes. We manage such open positions with policies that are designed to limit the exposure to market risk, with regular reporting to management of potential financial exposure. Our risk management committee has limited the types of contracts we will consider to those related to physical natural gas deliveries. Therefore, management believes that although revenues and cost of sales are impacted by changes in natural gas prices, our margin is not significantly impacted by these changes.
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

Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2011, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2011.
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

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gas Natural Inc.
/s/ Thomas J. Smith
Thomas J. Smith
August 12, 2011	Chief Financial Officer (principal financial officer and principal accounting officer)