Form 10-Q
period 2011-09-30
Gas Natural Inc.
filed 2011-11-14
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 2, 2011 was 8,153,551 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of September 30, 2011.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010 (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,490,103	$13,026,585
Marketable securities	367,500	274,950
Accounts receivable
Trade, less allowance for doubtful accounts of $480,320 and $354,719, respectively	4,360,493	9,593,840
Related parties	501,752	559,384
Unbilled gas	1,245,062	5,724,346
Note receivable - related parties, current portion	10,079	9,565
Inventory
Natural gas and propane	7,856,328	5,876,710
Materials and supplies	2,017,746	1,414,367
Prepaid income taxes	2,369,558	1,601,798
Prepayments and other	1,284,704	912,959
Recoverable cost of gas purchases	2,623,641	2,628,824
Deferred tax asset	106,601	114,362

Total current assets	33,233,567	41,737,690

PROPERTY, PLANT AND EQUIPMENT, net	90,096,562	76,134,401

OTHER ASSETS
Notes receivable - related parties, less current portion	38,040	45,665
Deferred tax assets, less current portion	—	1,804,264
Regulatory assets
Property taxes	661,147	873,197
Income taxes	452,645	452,645
Rate case costs	152,763	64,271
Debt issuance costs, net	841,440	485,244
Goodwill	14,607,952	14,607,952
Customer relationships	645,042	662,167
Investment in unconsolidated affiliate	858,642	640,216
Restricted cash	2,756,857	—
Other assets	297,291	220,224

Total other assets	21,311,819	19,855,845

TOTAL ASSETS	$144,641,948	$137,727,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010 (Unaudited)

	September 30, 2011	December 31, 2010
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$155,407	$532,145
Line of credit	17,600,000	18,149,999
Accounts payable
Trade	6,333,431	9,200,297
Related parties	66,910	417,543
Notes payable, current portion	7,750	910,917
Notes payable - related parties, current portion	—	49,361
Accrued liabilities
Taxes other than income	2,704,611	2,961,853
Vacation	159,603	86,194
Employee benefit plans	82,585	103,257
Interest	223,880	29,810
Deferred payments received from levelized billing	2,589,624	2,916,408
Customer deposits	702,515	679,237
Property tax settlement, current portion	242,120	242,120
Related parties	23,091	413,399
Other current liabilities	580,457	1,020,733
Overrecovered gas purchases	2,262,295	1,203,191

Total current liabilities	33,734,279	38,916,464

LONG-TERM LIABILITIES
Deferred investment tax credits	181,645	197,441
Deferred tax liability	1,198,780	—
Asset retirement obligation	1,652,129	1,546,867
Customer advances for construction	865,157	949,434
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	70,454	131,443
Property tax settlement, less current portion	243,008	243,008

Total long-term liabilities	4,294,334	3,151,354

NOTES PAYABLE, less current portion	31,346,758	21,958,616

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 8,153,176 and 8,149,801 shares outstanding, respectively	1,222,976	1,222,470
Capital in excess of par value	41,961,754	41,910,067
Accumulated other comprehensive income	96,287	46,590
Retained earnings	31,985,560	30,522,375

Total stockholders’ equity	75,266,577	73,701,502

TOTAL CAPITALIZATION	106,613,335	95,660,118

TOTAL LIABILITIES AND CAPITALIZATION	$144,641,948	$137,727,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Natural gas operations	$10,348,819	$10,158,766	$65,663,664	$56,347,035
Marketing and production	855,715	638,471	4,156,882	5,624,803
Pipeline operations	106,351	104,461	314,736	319,418
Propane operations	1,009,844	—	1,009,844	—

Total revenues	12,320,729	10,901,698	71,145,126	62,291,256

COST OF SALES
Natural gas purchased	4,548,224	4,803,027	38,840,724	32,343,603
Marketing and production	585,810	380,934	3,193,596	4,435,153
Propane purchased	875,305	—	875,305	—

Total cost of sales	6,009,339	5,183,961	42,909,625	36,778,756

GROSS MARGIN	6,311,390	5,717,737	28,235,501	25,512,500

OPERATING EXPENSES
Distribution, general, and administrative	4,635,388	4,192,142	13,922,684	12,459,957
Maintenance	235,635	239,152	792,827	775,634
Depreciation and amortization	1,153,430	1,018,857	3,256,977	2,984,726
Accretion	35,849	33,991	105,262	92,836
Taxes other than income	842,786	789,490	2,589,732	2,548,725

Total operating expenses	6,903,088	6,273,632	20,667,482	18,861,878

OPERATING INCOME (LOSS)	(591,698)	(555,895)	7,568,019	6,650,622

LOSS FROM UNCONSOLIDATED AFFILIATE	(2,024)	(2,760)	(85,174)	(34,882)
OTHER INCOME (EXPENSE), net	(261,625)	264,922	(29,838)	393,857
INTEREST EXPENSE	(552,341)	(492,378)	(1,458,194)	(1,614,134)
GAIN ON BARGAIN PURCHASE	1,054,861	—	1,054,861	—

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(352,827)	(786,111)	7,049,674	5,395,463

INCOME TAX BENEFIT (EXPENSE)	482,353	741,406	(2,285,056)	(1,311,444)

NET INCOME (LOSS)	$129,526	$(44,705)	$4,764,618	$4,084,019

EARNINGS (LOSS) PER SHARE - BASIC	$0.02	$(0.01)	$0.58	$0.68

EARNINGS (LOSS) PER SHARE - DILUTED	$0.02	$(0.01)	$0.58	$0.68

WEIGHTED AVERAGE DIVIDENDS DECLARED PER COMMON SHARE	$0.135	$0.135	$0.405	$0.410

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	8,152,487	6,072,996	8,151,370	6,040,063

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	8,160,048	6,072,996	8,159,326	6,048,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Common Shares	Common Stock	Capital In Excess Of Par Value	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Retained Earnings	Total

BALANCE AT DECEMBER 31, 2009	4,361,869	$654,280	$6,514,851	$146,701	$100,989	$28,270,987	$35,687,808

Net income	—	—	—	—	—	4,084,019	4,084,019
Net unrealized loss on available for sale securities	—	—	—	(96,159)	—	—	(96,159)
Stock issued for services	4,499	675	48,045	—	—	—	48,720
Stock option expense	—	—	14,109	—	—	—	14,109
Acquisition of Ohio Companies	1,707,308	256,096	16,816,988	—	—	—	17,073,084
Purchase remaining share in Cut Bank Gas Company	—	—	—	—	(100,989)	—	(100,989)
Dividends declared	—	—	—	—	—	(2,459,114)	(2,459,114)

BALANCE AT SEPTEMBER 30, 2010	6,073,676	$911,051	$23,393,993	$50,542	$—	$29,895,892	$54,251,478

BALANCE AT DECEMBER 31, 2010	8,149,801	$1,222,470	$41,910,067	$46,590	$—	$30,522,375	$73,701,502

Net income	—	—	—	—	—	4,764,618	4,764,618
Net unrealized gain on available for sale securities	—	—	—	49,697	—	—	49,697
Stock issued for services	3,375	506	37,298	—	—	—	37,804
Stock option expense	—	—	14,389	—	—	—	14,389
Dividends declared	—	—	—	—	—	(3,301,433)	(3,301,433)

BALANCE AT SEPTEMBER 30, 2011	8,153,176	$1,222,976	$41,961,754	$96,287	$—	$31,985,560	$75,266,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,764,618	$4,084,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,256,977	2,738,441
Accretion	105,262	92,836
Amortization of debt issuance costs	106,748	97,975
Stock based compensation	52,193	62,829
Gain on sale of marketable securities	—	(159,520)
Loss on sale of assets	30,916	—
Loss from unconsolidated affiliate	85,174	34,882
Gain on bargain purchase	(1,054,861)	—
Investment tax credit	(15,796)	(15,796)
Deferred income taxes	2,981,256	1,098,029
Changes in assets and liabilities
Accounts receivable, including related parties	5,511,774	10,678,613
Unbilled gas	4,479,284	1,569,929
Natural gas and propane inventory	(1,853,006)	(1,399,660)
Accounts payable, including related parties	(4,083,198)	(5,704,175)
Recoverable/refundable cost of gas purchases	1,064,287	(2,704,976)
Prepayments and other	(371,745)	(579,352)
Other assets	(1,520,188)	(1,601,287)
Other current liabilities	(993,626)	(1,424,044)

Net cash provided by operating activities	12,546,069	6,868,743
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,968,603)	(3,957,184)
Proceeds from sale of fixed assets	43,522	—
Proceeds from sale of marketable securities	—	4,185,867
Purchase of marketable securities	(13,304)	(52,948)
Proceeds from related party note receivable	7,111	—
Purchase of Cut Bank shares and Kidron Investment	—	(206,067)
Cash acquired in acquisition	—	144,203
Purchase of Independence Oil & LP Gas, Inc.	(1,275,656)	—
Restricted cash	(1,807,425)	—
Investment in unconsolidated affiliate	(303,600)	(52,500)
Customer advances for construction	60,720	138,443
Contributions in aid of construction	2,725	(65,689)

Net cash provided by (used in) investing activities	(18,254,510)	134,125
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	25,200,000	28,650,000
Repayment on lines of credit	(25,749,999)	(28,700,000)
Proceeds from notes payable	18,355,215	31,316
Repayments of notes payable	(9,870,240)	(894,013)
Repayments of related party notes payable	(49,361)	—
Debt issuance costs	(462,944)	—
Restricted cash	(949,432)	—
Dividends paid	(3,301,280)	(2,458,912)

Net cash provided by (used) in financing activities	3,171,959	(3,371,609)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,536,482)	3,631,259
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,026,585	2,752,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,490,103	$6,383,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,164,165	$1,293,779
Cash paid for income taxes	91,303	208,372

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued to purchase Ohio Companies	—	17,073,084
Capital expenditures included in accounts payable	622,642	191,457
Capitalized interest	6,342	3,372
Accrued dividends	366,893	366,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Nature of Business

Gas Natural Inc. is the parent company of Energy West, Incorporated (“Energy West”), Lightning Pipeline Company, Inc. (“Lightning Pipeline”), Great Plains Natural Gas Company (“Great Plains”), Brainard Gas Corp. (“Brainard”), Gas Natural Service Company, LLC (the “Service Company”) and Independence Oil, LLC (“Independence Oil”). Energy West is the parent company of multiple entities that are natural gas utility companies with operations in Montana, Wyoming, North Carolina and Maine. Lightning Pipeline is the parent company of multiple entities that are natural gas utility companies with operations in Ohio and Pennsylvania. Great Plains is the parent company of an entity that is a natural gas utility company with operations in Ohio. Brainard is a natural gas utility company with operations in Ohio. The Service Company manages gas procurement, transportation, and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. Independence Oil is a non-regulated subsidiary that delivers liquid propane, heating oil, and kerosene to customers in North Carolina and Virginia. The Company was originally incorporated in Montana in 1909. The Company currently has five reporting segments, including the addition of the propane operations segment added during the quarter as a result of the Independence Oil acquisition:

• Natural Gas Operations	Annually distribute approximately 30 billion cubic feet of natural gas to approximately 63,500 customers through regulated utilities operating in Montana, Wyoming, Maine, North Carolina, Ohio and Pennsylvania. The Maine and North Carolina operations were acquired in 2007, while Cut Bank Gas in Montana was added in November 2009 and the Ohio and Pennsylvania operations were acquired in January 2010.

• Marketing and Production Operations	Annually market approximately 1.3 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through the subsidiary, Energy West Resources, Inc. (“EWR”). EWR owns an average 48% gross working interest (an average 42% net revenue interest) in 160 natural gas producing wells and gas gathering assets. The production holds approximately 20,000 acres of lease rights on state lands in Montana.

• Pipeline Operations	The Shoshone interstate and Glacier gathering natural gas pipelines located in Montana and Wyoming are owned through the subsidiary Energy West Development, Inc. (“EWD”). Certain natural gas producing wells owned by EWD are being managed and reported under the marketing and production operations.

• Propane Operations	Delivers liquid propane, heating oil and kerosene to approximately 4,500 residential, commercial and agricultural customers in North Carolina and Virginia through the subsidiary, Independence Oil. The operations were acquired in August 2011.

• Corporate and Other	Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income and recognized gains from the sale of marketable securities.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature.

The historical financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations and Corporate and Other. In addition, the financial statements now reflect a new segment for Propane Operations as a result of the acquisition of Independence Oil & LP Gas, Inc. on August 1, 2011. Independence Oil & LP Gas, Inc. delivered liquid propane, heating oil and kerosene to approximately 4,500 customers in North Carolina and Virginia. We created a new subsidiary, Independence Oil, LLC, in connection with the acquisition and plan to continue serving current customers with the intention to expand to other customers in each of the regions.

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

Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to September 30, 2011 have been evaluated as to their potential impact to the financial statements through the date of issuance. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

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

The Company’s bad debt expense for the three and nine months ended September 30, 2011 was $10,079 and $89,256, respectively. Bad debt expense for the three and nine months ended September 30, 2010 was $19,266 and $98,607, respectively.

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

During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell’s rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included approximately $1,050,000 of costs and Orwell included an excess of approximately $1,100,000 of costs in the filings under audit. In accordance with ASC 980, Regulated Operations, the Company recorded an adjustment of $1,050,000 and ($1,100,000) during the year ended December 31, 2010 for NEO and Orwell, respectively. On October 26, 2011, the PUCO adopted and approved a Joint Stipulation that finalizes the adjustments for NEO and Orwell to approximately $1,100,000 and ($964,000), respectively. However, the Joint Stipulation modified the refund period for Orwell to one year as compared to two years as originally identified. The Company considers the modification to be material and is attempting to have the PUCO change the payback period. The Company recorded the difference between the original estimates and the amounts approved in the Joint Stipulation during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The PUCO provided findings that Brainard collected excess gas costs of approximately $104,000. The Company agrees that excess gas costs were collected, but only in the amount of approximately $48,000. The Company and the PUCO plan to schedule a hearing to review the difference.

Regulatory Assets

The regulatory asset for property tax is recovered in rates over a ten-year period starting January 1, 2004. The income taxes earn a return equal to that of the Company’s rate base. The rate case costs do not earn a return. Regulatory assets will be recovered over a period of approximately three to twenty years.

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as assets and are amortized as interest expense over the term of the related debt. The unamortized balance of debt issuance costs was $841,440 and $485,244 as of September 30, 2011 and December 31, 2010, respectively, including the costs related to refinancing the debt in Ohio. Amortization expense was $38,081 and $106,748 for the three and nine months ended September 30, 2011, respectively. Amortization expense was $34,579 and $97,975 for the three and nine months ended September 30, 2010, respectively.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred or acquired. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying balance sheets. The Company amortizes the amount added to property, plant, and equipment,

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of September 30, 2011 and December 31, 2010, the Company has recorded a net asset of $244,817 and $297,617, and a related liability of $1,652,129 and $1,546,867, respectively.

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

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30:

	2011	2010
Balance, beginning of period	$1,546,867	$787,233
Liabilities incurred or acquired	—	631,340
Liabilities settled	—	—
Accretion expense	105,262	92,836

Balance, end of period	$1,652,129	$1,511,409

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss), which for the Company is primarily comprised of unrealized holding gains or losses on available-for-sale securities that are excluded from the statement of operations in computing net loss and reported separately in shareholders’ equity. Comprehensive income (loss) and its components are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Income (Loss)	$129,526	$(44,705)	$4,764,618	$4,084,019
Other comprehensive income
Change in unrealized gain/(loss) on available-for-sale securities, net of tax	30,076	(12,164)	49,697	(96,159)

Comprehensive Income (Loss)	$159,602	$(56,869)	$4,814,315	$3,987,860

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive income (loss) for the three and nine months ended September 30, 2011 is reported net of tax of $17,884 and $29,549, respectively. Other comprehensive income (loss) for the three and nine months ended September 30, 2010 is reported net of tax of ($7,626) and ($60,160), respectively.

Earnings Per Share

Net income (loss) per common share is computed by both the basic method, which uses the weighted average number of common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and other dilutive securities, as calculated using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average number of common shares outstanding used in the basic earnings per common share calculations	8,152,487	6,072,996	8,151,370	6,040,063
Dilutive effect of stock options	7,561	—	7,956	8,269

Weighted average number of common shares outstanding adjusted for dilutive effect of stock options	8,160,048	6,072,996	8,159,326	6,048,332

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. Such reclassifications had no effect on income (loss).

Recently Adopted Accounting Pronouncements

ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”

In January 2011, the Company adopted new authoritative guidance under this ASU, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this guidance did not have a material impact on the accompanying financial statements.

ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations”

In January 2011, the Company adopted new authoritative guidance under this ASU, which provides clarification regarding the acquisition date that should be used for reporting pro forma financial information disclosures required by Topic 805 when

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ASU No. 2011-05, “Presentation of Comprehensive Income”

In June 2011, the FASB issued ASU 2011-05, which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of US GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is expected to change the presentation of other comprehensive income in the accompanying financial statements. However, this ASU does not change the calculation of the other comprehensive income. Currently, the guidance is anticipated to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. The Company does not expect to implement this ASU prior to the required date.

Note 2 – Acquisitions

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

The total number of Shares the Shareholders received equaled the total of $34,304,000 plus $3,565,339, which was the number of additional active customers of the Ohio Companies in excess of 20,900 at closing (23,131 - 20,900 = 2,231 multiplied by $1,598.09), less $20,796,254 (which was the debt of the Ohio Companies at closing), divided by $10.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total Ohio Companies	Great Plains	Lightning Pipeline	Brainard
Current assets	$11,475,898	$7,343,434	$4,012,842	$119,625
Property and equipment	29,530,634	18,290,609	10,818,924	421,101
Deferred Tax Assets	76,772	—	11,535	65,237
Other Noncurrent assets	152,585	1,000	140,002	11,583
Customer Relationships	685,000	640,000	45,000	—
Goodwill	13,551,181	9,112,901	4,312,007	126,273

Total assets acquired	55,472,070	35,387,944	19,340,310	743,819

Current liabilities	13,836,120	7,589,554	5,842,518	404,051
Asset Retirement Obligation	487,447	—	477,939	9,508
Deferred Tax Liability	3,279,164	1,483,525	1,651,769	143,870

Total liabilities assumed	17,602,731	9,073,079	7,972,226	557,429

Net assets acquired	$37,869,339	$26,314,865	$11,368,084	$186,390

Approximately $13.6 million of the total purchase price was allocated to goodwill. None of the goodwill is expected to be deductible for tax purposes. Transaction costs related to the mergers totaled $0 and $136,346 for the three and nine months ended September 30, 2010, respectively, and are recorded in the accompanying statements of income within the other income (expense).

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

The acquired assets include pipelines and rights-of-way located in Ohio and Kentucky. In Ohio, the assets include more than 140 miles of pipeline spanning almost a third of the state from Marion to Youngstown. Other Ohio assets are located in metropolitan and south suburban Cleveland. The Kentucky assets include more than 60 miles of right-of-way to the south of Louisville.

Spelman intends to recondition and convert the Ohio pipelines to transport natural gas to new markets where natural gas service is currently not available, as well as to connect to markets served by the Ohio Companies. The Company expects to fund capital expenditures in 2011 to convert the existing facilities to natural gas. The expenditures include reestablishment and clearing of rights-of-way, “pigging” and pressure test of the line, replacement of some existing pipe, connect to supply sources and establishment of interconnections to customers. The current assets are cathodically protected and reside in a protective nitrogen bath.

Future plans include extending the lines to participate in the transportation of Utica and Marcellus Shale production. The Company does not currently have definitive plans for the Kentucky assets.

Spelman has filed an application known as a “First Filing” to establish intrastate transportation rates with the PUCO. Should the Commission find that the rates proposed by the Company are not unjust and unreasonable, it may approve the rates without a hearing. On October 12, 2011, the PUCO authorized Spelman to commence operations as an intrastate pipeline company and approving its proposed tariff including its proposed transportation rates and charges. Spelman expects to begin transportation service by December 31, 2011.

Acquisition of Independence Oil & LP Gas, Inc.

On August 1, 2011 the Company purchased certain assets and assumed certain liabilities of Independence Oil & LP Gas, Inc. for the original price of $1.6 million, of which $200,000 was held back for 90 days. Independence Oil & LP Gas, Inc. delivered liquid propane, heating oil, and kerosene to approximately 4,500 customers from its offices in West Jefferson, North Carolina and

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Independence, Virginia. The Company created a new subsidiary named Independence Oil, LLC and is continuing to service the current customers with the intention to expand to other customers in each of the regions. The costs related to the transaction were $13,526 and were expensed during the three months ended September 30, 2011.

In accordance with GAAP, the Company determined the purchase of the assets acquired and liabilities assumed to be a business combination. Therefore, the Company valued each of the assets acquired (cash, accounts receivable, inventory, and property, plant and equipment) and liabilities assumed (accounts payable) at fair value as of the acquisition date. The cash, accounts receivable and accounts payable were deemed to be at fair value as of the acquisition date. The Company valued the fair value of inventory and property, plant and equipment by performing fair value research of the items acquired. This process resulted in the fair value of the assets acquired, reduced by the liabilities assumed, to be greater than the purchase price. The difference is a gain from bargain purchase and is included as a separate line item in the accompanying statements of income. The Company completed the transaction as it provided the opportunity to strengthen the presence in North Carolina, while extending into Virginia, two markets with favorable competitive conditions targeted for growth.

The estimated fair value of the assets acquired and liabilities assumed is reflected in the following table at the date of acquisition.

Current assets	$429,576
Property and equipment	1,958,717

Total assets acquired	2,388,293

Current liabilities	57,777

Total liabilities assumed	57,777

Net assets acquired	$2,330,516

The asset purchase agreement included a settlement date 90 days after the acquisition date, determined to be October 31, 2011 by both parties. As a result of this settlement, the Company paid $125,000 of the $200,000 that was held back at the acquisition date on November 1, 2011. The seller is still completing environmental remediation that was agreed upon at the time of closing, of which, the Company is liable only for costs up to $75,000 and is holding this money until completion and approval of the remediation. Due to the timing of the settlement, the Company did not include these adjustments in the amounts recorded for the three and nine months ended September 30, 2011. In accordance with GAAP, the Company will adjust the amounts in the subsequent filing.

Note 3 – Marketable Securities

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities in the accompanying balance sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary, are in the accompanying statements of income. The Company did not hold any held-to-maturity or trading securities as of September 30, 2011 or December 31, 2010.

The following is a summary of available-for-sale securities at:

	00000000	00000000	00000000
	September 30, 2011
	Investment at cost	Unrealized Gains	Estimated Fair Value

Common stock	$212,804	$154,696	$367,500

	00000000	00000000	00000000
	December 31, 2010
	Investment at cost	Unrealized Gains	Estimated Fair Value

Common stock	$199,500	$75,450	$274,950

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains on available-for-sale securities of $96,287 and $46,590, respectively (net of $58,409 and $28,860 in taxes) was included in accumulated other comprehensive income in the accompanying balance sheets at September 30, 2011 and December 31, 2010, respectively.

The gross realized gains are summarized below:

Three Months Ended September 30,	Sales Proceeds	Cost	Gross Realized Gains
2011	$—	$—	$—
2010	$1,831,989	$1,781,613	$50,376

Nine Months Ended September 30,	Sales Proceeds	Cost	Gross Realized Gains
2011	$—	$—	$—
2010	$4,185,867	$4,026,347	$159,520

As of September 30, 2011 and December 31, 2010, the Company did not hold any securities in an unrealized loss position.

The fair value of cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair values of marketable securities are estimated based on closing share price on the quoted market price for those investments. Cost basis is determined by specific identification of securities sold.

Note 4 – Fair Value Measurements

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

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of:

	September 30, 2011
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$367,500	—	—	$367,500

	December 31, 2010
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$274,950	—	—	$274,950

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Credit Facilities and Long-Term Debt

Bank of America

At September 30, 2011, Energy West had a $20 million revolving credit facility with the Bank of America that includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the monthly London Interbank Offered Rate (“LIBOR”) plus 120 to 145 basis points for interest periods selected by Energy West (the “Bank of America Credit Facility”). For the three months ended September 30, 2011 and 2010, the weighted average interest rate on the facility was 1.56% and 1.80%, respectively, resulting in $55,355 and $53,848 of interest expense, respectively. For the nine months ended September 30, 2011 and 2010, the weighted average interest rate on the facility was 1.67% and 2.34%, respectively, resulting in $156,602 and $172,785 of interest expense, respectively. The balance on the revolving credit facility was $17,600,000 and $18,149,999 at September 30, 2011 and December 31, 2010, respectively.

The $17.6 million of borrowings as of September 30, 2011, leaves the remaining borrowing capacity on the line of credit at $2.4 million.

On November 2, 2011, the Company exercised the $10 million accordion feature on the revolving credit facility with Bank of America to increase the capacity from $20 million to $30 million. The expanded credit facility changes the annual commitment fee equal to a range of 0.25% to 0.45% of the unused portion of the facility and interest on amounts outstanding at the monthly LIBOR plus 175 to 225 basis points. The other terms of the agreement remain the same, including the expiration of the facility on June 29, 2012.

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

Interest expense was $200,200 and $600,600 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

The Ohio Companies had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three and nine months ended September 30, 2011 the weighted average interest rate on the term loans was 5.00%, resulting in $0 and $156,022 of interest expense, respectively. For the three and nine months ended September 30, 2010 the weighted average interest rate on the term loans was 5.00%, resulting in $123,601 and $357,281 of interest expense, respectively.

NEO’s revolving credit line with Citizens Bank matured on November 29, 2010 and was repaid and extinguished at that time. For the three and nine months ended September 30, 2010, the weighted average interest rate on the revolving credit line was 5.00%, resulting in $26,833 and $80,070 of interest expense, respectively.

The term loans were paid off on May 3, 2011 resulting in no outstanding balance at September 30, 2011. At December 31, 2010, $9.6 million had been borrowed under the term loans.

Huntington Bank

On December 31, 2009, Orwell entered into an amended and restated short-term credit facility with The Huntington National Bank, N.A. (the “Huntington Credit Facility”). The Huntington Line of Credit and Term Loan both had a maturity date of November 28, 2010. Orwell repaid and extinguished these debt obligations at that time.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2010, the weighted average interest rate on the term note was 4.00% resulting in $42,541 and $130,749 of interest expense, respectively. The weighted average interest rate on the credit line was 4.00% resulting in $15,325 and $46,598 of interest expense, respectively.

SunLife Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together “the Issuers”), issued $15.3 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with SunLife Assurance Company of Canada (“SunLife”). Approximately $615,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the notes.

The Fixed Rate Note, in the amount of $15.3 million, is a joint obligation of the Issuers, and is guaranteed by the Company, Lightning Pipeline and Great Plains (together with the Issuers, “the Fixed Rate Obligors”). This note received approval from the PUCO on March 30, 2011. The note is governed by a Note Purchase Agreement (“NPA”). Concurrent with the funding and closing of this transaction, which occurred on May 3, 2011, the Fixed Rate Obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is subject to a 50 basis point make-whole premium.

The Floating Rate Note, in the amount of $3.0 million, is an obligation of Great Plains and is guaranteed by the Company (together, “the Floating Rate Obligors”). The note is priced at a fixed spread of 385 basis points over three month Libor. Pricing for this note will reset on a quarterly basis to the then current yield of three month Libor. The note is governed by a NPA. Concurrent with the funding of this transaction, which occurred on May 3, 2011, the Floating Rate Obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is at par.

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

For the three and nine months ended September 30, 2011, the weighted average interest rate on the Fixed Rate Note was 5.38% resulting in $206,242 and $343,737 of interest expense, respectively. For the three and nine months ended September 30, 2011, the weighted average interest rate on the Floating Rate Note was 4.11% resulting in $51,450 of interest expense.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the future minimum payments on the credit facilities and long-term debt for the years ended September 30:

2012	$7,750
2013	8,356
2014	3,004,402
2015	—
2016	—
Thereafter	28,334,000

Total	$31,354,508

Note 6 – Stockholders’ Equity

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of September 30, 2011 and December 31, 2010, there are 35,000 and 39,500 options outstanding, respectively. The maximum number of shares available for future grants under this plan is 58,000 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the status of the stock option plans as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2009	44,500	$8.52
Granted	—	$—
Exercised	—	$—
Expired	(15,000)	$9.93

Outstanding September 30, 2010	29,500	$7.81	$97,780

Exerciseable September 30, 2010	10,000	$7.87	$32,475

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2010	39,500	$8.40
Granted	—	$—
Exercised	—	$—
Expired	(4,500)	$6.35

Outstanding September 30, 2011	35,000	$8.66	$51,538

Exerciseable September 30, 2011	18,750	$8.24	$81,450

As of September 30, 2011 and December 31, 2010, there was $17,434 and $31,824 of total unrecognized compensation cost related to stock-based compensation, respectively. That cost is expected to be recognized over a period of three years.

The following information applies to options outstanding at September 30, 2011:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

12/1/2008	$7.10	10,000	$7.10	7.17	7,500	$7.10
6/3/2009	$8.44	5,000	$8.44	2.67	3,750	$8.44
12/1/2009	$8.85	10,000	$8.85	8.17	5,000	$8.85
12/1/2010	$10.15	10,000	$10.15	9.17	2,500	$10.15

		35,000			18,750

During the three and nine months ended September 30, 2011, the Company recorded $4,796 and $14,389, respectively ($2,998 and $8,995, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005. During the three and nine months ended September 30, 2010, the Company recorded $4,703 and $14,109, respectively ($2,916 and $8,748, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

Note 7 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three and nine months ended September 30, 2011, was $70,420 and $281,861, respectively. The expense related to the 401k Plan for the three and nine months ended September 30, 2010, was $71,595 and $236,834, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. The Company contributed shares of common stock valued at $3,133 and $26,338 for the three and nine months ended September 30, 2011, respectively. The Company contributed shares of common stock valued at $8,762 and $29,444 for the three and nine months ended September 30, 2010, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. The Company made no contributions for the three and nine months ended September 30, 2011 and 2010.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of September 30, 2011 and December 31, 2010, the value of plan assets was $184,444 and $212,678, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

Note 8 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$(119,961)	$(267,278)	$2,396,889	$1,834,457
State income tax, net of federal tax expense	(12,089)	1,780	241,543	(12,215)
Amortization of deferred investment tax credits	(5,266)	(5,266)	(15,798)	(15,797)
Adjustment to tax return filed	(319,784)	(506,232)	(319,784)	(506,232)
Other	(25,253)	35,590	(17,794)	11,231

Total income tax (benefit) expense	$(482,353)	$(741,406)	$2,285,056	$1,311,444

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax positions were accrued at September 30, 2011 and December 31, 2010.

The tax years after 2005 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

Note 9 – Related Party Transactions

The Company is party to certain agreements and transactions with Mr. Osborne, or companies owned or controlled by Mr. Osborne.

Notes Payable

The Company had two notes payable to Mr. Osborne. The first note was payable on demand and bore interest at a rate equal to the prime rate as published by Key Bank. On December 1, 2010, the Company repaid the first note in full, including all interest accrued to date. The second note had a maturity date of January 3, 2014 and bore interest at 6.0% annually. On May 3, 2011, the Company repaid the second note in full, including all interest accrued to date, using the SunLife proceeds. As of September 30, 2011 and December 31, 2010, the second note had a balance of $0 and $52,578, which included $0 and $3,217 of accrued interest, respectively. Interest expense incurred related to both loans was $0 and $529, respectively, for the three and nine months ended September 30, 2011. Interest expense incurred related to both loans was $25,782 and $91,527, respectively, for the three and nine months ended September 30, 2010.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note Receivable

The Company has a note receivable from John D. Oil and Gas Marketing, a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to John D. Oil and Gas Marketing to finance the acquisition of a gas pipeline. The balance due from John D. Oil and Gas Marketing was $48,119 and $55,230 (of which, $10,079 and $9,565 is due within one year) as of September 30, 2011 and December 31, 2010, respectively. The Company has a corresponding agreement to lease the pipeline from John D. Oil and Gas Marketing through December 31, 2016. Lease expense resulting from this agreement was $3,300 and $9,900 for the three and nine months ended September 30, 2011, respectively, which is included in the Natural Gas Purchased column below. Lease expense resulting from this agreement was $3,300 and $11,127 for the three and nine months ended September 30, 2010, respectively, which is included in the Natural Gas Purchased column below. There was no balance due at September 30, 2011 or December 31, 2010 to John D. Oil and Gas Marketing related to these lease payments.

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at September 30, 2011 and December 31, 2010, respectively:

	Accounts Receivable		Accounts Payable
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

John D. Oil and Gas Marketing	$2,188	$42,938	$38,623	$247,430
Cobra Pipeline	5,254	22,071	—	84,597
Orwell Trumbell Pipeline	127,597	120,975	—	77,325
Great Plains Exploration	131,688	148,252	(10)	—
Big Oats Pipeline Supply	23	863	28,297	4,723
Kykuit Resources	97,264	97,154	—	—
Sleepy Hollow	123,237	100,640	—	—
Other	14,501	26,491	—	3,468

Total	$501,752	$559,384	$66,910	$417,543

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended September 30, 2011:

	Three Months Ended September 30, 2011
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$763,371	$45,450	$5,340	$—	$3,282
Cobra Pipeline	17,873	1,282	319	—	6,090
Orwell Trumbell Pipeline	26,270	10,677	49,019	148	1,914
Great Plains Exploration	380,260	229,916	455	96	7,678
Big Oats Pipeline Supply	—	249,663	70,217	29	—
Kykuit Resources	—	—	—	—	—
Sleepy Hollow	—	—	—	—	11,074
Other	—	—	48,170	2,066	384

Total	$1,187,774	$536,988	$173,520	$2,339	$30,422

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended September 30, 2010:

	Three Months Ended September 30, 2010
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$692,198	$—	$—	$—	$—
Cobra Pipeline	4,147	—	—	—	—
Orwell Trumbell Pipeline	23,653	—	—	167	—
Great Plains Exploration	1,726	—	—	—	2,058
Big Oats Pipeline Supply	—	417,613	42,337	28	1,183
Kykuit Resources	—	—	—	—	—
Sleepy Hollow	—	—	—	—	15,128
Other	—	—	48,678	3,404	11,826

Total	$721,724	$417,613	$91,015	$3,599	$30,195

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$3,190,095	$45,450	$7,112	$—	$9,846
Cobra Pipeline	261,652	70,048	771	—	7,146
Orwell Trumbell Pipeline	302,443	10,677	98,737	1,905	7,479
Great Plains Exploration	954,131	427,346	605	2,580	20,514
Big Oats Pipeline Supply	—	506,330	479,229	2,740	1,000
Kykuit Resources	—	—	39,600	—	110
Sleepy Hollow	—	—	—	—	22,597
Other	—	—	146,043	52,379	3,441

Total	$4,708,321	$1,059,851	$772,097	$59,604	$72,133

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$3,096,955	$—	$127	$49,824	$—
Cobra Pipeline	241,598	83,010	107,447	—	21,044
Orwell Trumbell Pipeline	327,180	—	430	1,816	171
Great Plains Exploration	22,375	—	—	1,953,052	4,403
Big Oats Pipeline Supply	—	504,837	263,759	2,295	4,010
Kykuit Resources	—	—	—	—	10,559
Sleepy Hollow	—	—	—	—	69,633
Other	—	42,600	295,027	60,122	126,876

Total	$3,688,108	$630,447	$666,790	$2,067,109	$236,696

The Company also accrued a liability of $23,091 and $413,399, respectively, due to companies controlled by Mr. Osborne for natural gas used through September 30, 2011 and December 31, 2010 that is not yet invoiced. The related expense is included in the gas purchased line item in the accompanying statements of income. These amounts will be trued up to the actual invoices when received in future periods.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Segments of Operations

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline, propane, and corporate and other operations. The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production business and from the federally regulated pipeline business. The Company has regulated utility businesses in the states of Montana, Wyoming, North Carolina, Maine, Ohio, and Pennsylvania and these businesses are aggregated together to form the natural gas operations. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment:

Three Months Ended September 30, 2011

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Eliminations	Consolidated

OPERATING REVENUES
Natural gas operations	$11,717,686	$—	$—	$—	$—	$(1,368,867)	$10,348,819
Marketing and production	—	2,407,303	—	—	—	(1,551,588)	855,715
Pipeline operations	—	—	106,351	—	—	—	106,351
Propane operations	—	—	—	1,009,844	—	—	1,009,844

Total operating revenue	11,717,686	2,407,303	106,351	1,009,844	—	(2,920,455)	12,320,729

COST OF SALES
Natural gas purchased	5,917,091	—	—	—	—	(1,368,867)	4,548,224
Marketing and production	—	2,137,398	—	—	—	(1,551,588)	585,810
Propane purchased	—	—	—	875,305	—	—	875,305

Total cost of sales	5,917,091	2,137,398	—	875,305	—	(2,920,455)	6,009,339

GROSS MARGIN	$5,800,595	$269,905	$106,351	$134,539	$—	$—	$6,311,390

OPERATING INCOME (LOSS)	$(534,116)	$82,182	$76,593	$(154,927)	$(61,430)	$—	$(591,698)

NET INCOME (LOSS)	$(463,484)	$48,712	$47,540	$561,986	$(65,228)	$—	$129,526

Three Months Ended September 30, 2010

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Eliminations	Consolidated

OPERATING REVENUES
Natural gas operations	$10,235,666	$—	$—	$—	$—	$(76,900)	$10,158,766
Marketing and production	—	2,137,068	—	—	—	(1,498,597)	638,471
Pipeline operations	—	—	104,461	—	—	—	104,461
Propane operations	—	—	—	—	—	—	—

Total operating revenue	10,235,666	2,137,068	104,461	—	—	(1,575,497)	10,901,698

COST OF SALES
Natural gas purchased	4,879,927	—	—	—	—	(76,900)	4,803,027
Marketing and production	—	1,879,531	—	—	—	(1,498,597)	380,934
Propane purchased	—	—	—	—	—	—	—

Total cost of sales	4,879,927	1,879,531	—	—	—	(1,575,497)	5,183,961

GROSS MARGIN	$5,355,739	$257,537	$104,461	$—	$—	$—	$5,717,737

OPERATING INCOME (LOSS)	$(678,894)	$52,455	$70,544	$—	$—	$—	$(555,895)

NET INCOME (LOSS)	$(325,729)	$274,534	$82,563	$—	$(76,073)	$—	$(44,705)

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2011

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Eliminations	Consolidated

OPERATING REVENUES
Natural gas operations	$68,019,655	$—	$—	$—	$—	$(2,355,991)	$65,663,664
Marketing and production	—	9,957,521	—	—	—	(5,800,639)	4,156,882
Pipeline operations	—	—	314,736	—	—	—	314,736
Propane operations	—	—	—	1,009,844	—	—	1,009,844

Total operating revenue	68,019,655	9,957,521	314,736	1,009,844	—	(8,156,630)	71,145,126

COST OF SALES
Natural gas purchased	41,196,715	—	—	—	—	(2,355,991)	38,840,724
Marketing and production	—	8,994,235	—	—	—	(5,800,639)	3,193,596
Propane purchased	—	—	—	875,305	—	—	875,305

Total cost of sales	41,196,715	8,994,235	—	875,305	—	(8,156,630)	42,909,625

GROSS MARGIN	$26,822,940	$963,286	$314,736	$134,539	$—	$—	$28,235,501

OPERATING INCOME (LOSS)	$7,254,934	$388,407	$188,989	$(154,927)	$(109,384)	$—	$7,568,019

NET INCOME (LOSS)	$4,155,383	$158,119	$112,094	$561,986	$(222,964)	$—	$4,764,618

Total assets	$124,288,531	$4,666,306	$578,135	$2,957,575	$72,261,411	$(60,110,010)	$144,641,948
Goodwill	$14,607,952	$—	$—	$—	$—	$—	$14,607,952

Nine Months Ended September 30, 2010

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Eliminations	Consolidated

OPERATING REVENUES
Natural gas operations	$56,581,131	$—	$—	$—	$—	$(234,096)	$56,347,035
Marketing and production	—	11,325,249	—	—	—	(5,700,446)	5,624,803
Pipeline operations	—	—	319,418	—	—	—	319,418
Propane operations	—	—	—	—	—	—	—

Total operating revenue	56,581,131	11,325,249	319,418	—	—	(5,934,542)	62,291,256

COST OF SALES
Natural gas purchased	32,577,699	—	—	—	—	(234,096)	32,343,603
Marketing and production	—	10,135,599	—	—	—	(5,700,446)	4,435,153
Propane purchased	—	—	—	—	—	—	—

Total cost of sales	32,577,699	10,135,599	—	—	—	(5,934,542)	36,778,756

GROSS MARGIN	$24,003,432	$1,189,650	$319,418	$—	$—	$—	$25,512,500

OPERATING INCOME (LOSS)	$5,882,195	$609,916	$169,875	$—	$(11,364)	$—	$6,650,622

NET INCOME (LOSS)	$3,653,545	$308,729	$143,283	$—	$(21,538)	$—	$4,084,019

Total assets	$110,032,010	$5,463,177	$726,574	$—	$57,041,165	$(51,898,609)	$121,364,317
Goodwill	$13,929,745	$—	$—	$—	$—	$—	$13,929,745

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Legal Proceedings

In 2010, the Company’s Maine utility asserted a claim against H.Q. Energy Services (US), Inc. (“HQ”) for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against the Company for reimbursement of certain transportation charges that HQ paid to the Company. The parties agreed to arbitration and the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to the Company. The arbitrators also ordered the Company to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay the Company for future fuel reimbursements for the remaining term of the agreement. The Company recorded an accrual in the amount of $300,000 for the liability and resulting expense in connection with the arbitration in the three months ended September 30, 2011.

On April 15, 2011, Gas Natural and Richard M. Osborne, Gas Natural’s Chairman of the Board and Chief Executive Officer, filed a lawsuit captioned “Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation,” Case No. 1:11-CV-744 which was filed in the U.S. District Court for the Northern District of Ohio. The lawsuit claims that Messrs. German, Cook, Gibson and Welch, as directors of Corning Natural Gas Corporation (“Corning”), breached their fiduciary duties to shareholders of Corning by (i) failing to maximize shareholder value in connection with Gas Natural’s offers to acquire all of Corning’s outstanding shares of common stock and (ii) instituting a rights offering to dilute Mr. Osborne and Gas Natural’s ownership of Corning. Alternatively, the lawsuit provides for a derivative claim against the directors of Corning for the same conduct. Mr. Osborne and Gas Natural seek to rescind the rights offering.

Corning and the directors of Corning filed a motion to dismiss the lawsuit. The court has stayed discovery in the lawsuit until it rules on the motion to dismiss. In the Company’s opinion, the outcome of these legal actions will not have a material adverse effect on its financial condition, cash flows or results of operations.

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

Note 12 – Financial Instruments and Risk Management

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

At September 30, 2011 and December 31, 2010, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Subsequent Events

The Company declared a dividend of $0.045 per share on September 28, 2011 that is payable to shareholders of record on October 14, 2011. There were 8,153,176 shares outstanding on October 14, 2011 resulting in a total dividend of $366,893 which was paid to shareholders on October 31, 2011.

The unconsolidated affiliate requested a cash call from its members on October 3, 2011. The Company’s portion amounted to $132,000 which was paid on October 4, 2011.

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

Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the Securities and Exchange Commission (“SEC”) and our reports to shareholders, involve known and unknown risks and other factors that may cause our company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in six states and serving approximately 63,500 customers. Our natural gas utility subsidiaries are Energy West, Incorporated (Montana and Wyoming), Cut Bank Gas Company (Montana), Northeast Ohio Natural Gas Corporation (Ohio), Brainard Gas Corp. (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania), Bangor Gas Company (Maine) and Frontier Natural Gas (North Carolina). Our operations also include production and marketing of natural gas, gas pipeline transmission and gathering and propane operations. Approximately 95% and 91% of our revenues in the three and nine months ended September 30, 2011 were derived from our natural gas utility operations.

Our historical financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations and Corporate and Other. In addition, our financial statements now reflect a new segment for Propane Operations as a result of our acquisition of Independence Oil & LP Gas, Inc. on August 1, 2011. Independence Oil & LP Gas, Inc. delivered liquid propane, heating oil and kerosene to approximately 4,500 customers in North Carolina and Virginia. We created a new subsidiary, Independence Oil, LLC, in connection with the acquisition and plan to continue serving current customers with the intention to expand to other customers in each of the regions.

In 2010, our Maine utility asserted a claim against H.Q. Energy Services (US), Inc. (“HQ”) for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against us for reimbursement of certain transportation charges that HQ paid to us. The parties agreed to arbitration and the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to us. The arbitrators also ordered us to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay us for future fuel reimbursements for the remaining term of the agreement. We have recorded an accrual in the amount of $300,000 for the liability and resulting expense in connection with the arbitration.

During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell’s rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included approximately $1,050,000 of costs and Orwell included an excess of approximately $1,100,000 of costs in the filings under audit. In accordance with ASC 980, Regulated Operations, the Company recorded an adjustment of $1,050,000 and ($1,100,000) during the year ended December 31, 2010 for NEO and Orwell, respectively. On October 26, 2011, the PUCO adopted and approved a Joint Stipulation that finalizes the adjustments for NEO and Orwell to approximately $1,100,000 and ($964,000), respectively. However, the Joint Stipulation modified the refund period for Orwell to one year as compared to two years as originally identified. The Company considers the modification to be material and is attempting to have the PUCO change the payback period. The Company recorded the difference between the original estimates and the amounts approved in the Joint Stipulation during the three months ended September 30, 2011.

During the three months ended September 30, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The PUCO provided findings that Brainard collected excess gas costs of approximately $104,000. The Company agrees that excess gas costs were collected, but only in the amount of approximately $48,000. The Company and the PUCO plan to schedule a hearing to review the difference.

Net income for the three months ended September 30, 2011 was $130,000 compared with a net loss of $45,000 for the same period in 2010, an increase of $175,000. Net income for the nine months ended September 30, 2011 was $4,765,000 compared with $4,084,000 for the same period in 2010, an increase of $681,000 or 17%.

The natural gas segment net loss for the three months ended September 30, 2011 was $463,000 compared with $326,000 for the same period in 2010, an increase of $137,000 or 42%. The increased loss was due primarily to the accrual of the liability and resulting expense of $300,000 related to the conclusion of the arbitration case in a contract dispute with a large customer in our Maine operation. Net income for the nine months ended September 30, 2011 was $4,155,000 compared with $3,654,000 for the same period in 2010, an increase of $501,000 or 14%. Increased sales volumes driven by continued customer growth and colder weather in the majority of our service areas led to the results for the nine months ended September 30, 2011.

The marketing and production segment net income for the three months ended September 30, 2011 was $49,000 compared with $275,000 for the same period in 2010, a decrease of $226,000 or 82%. The 2011 and 2010 periods each included a tax benefit from the true-up to the prior year’s tax return of $9,000 and $254,000, respectively, causing the decrease in net income for the 2011 period. Net income for the nine months ended September 30, 2011 was $158,000 compared with $309,000 for the same period in 2010, a decrease of $151,000 or 49%. Lower sales volumes, due to the widening of the unfavorable differential between the AECO and CIG Rockies natural gas indices, and lower production from our natural gas wells caused lower gross margin for the nine months ended September 30, 2011. In addition, the difference in tax benefits related to true-ups of prior year’s tax returns discussed above contributed to the decrease in net income. These decreases were offset by an expense of $440,000 included in the nine months ended September 30, 2010 related to the conclusion of the lawsuit with Shelby Gas Association.

The pipeline operations segment net income for the three months ended September 30, 2011 was $47,000 compared with $83,000 for the same period in 2010, a decrease of $36,000 or 43%. Net income for the nine months ended September 30, 2011 was $112,000 compared with $143,000 for the same period in 2010, a decrease of $31,000 or 22%.

The propane operations segment net income for the three and nine months ended September 30, 2011 was $562,000 compared with $0 for the same periods in 2010 due to the propane operations starting during the three months ended September 30, 2011.

The corporate and other segment net loss for the three months ended September 30, 2011 was $65,000 compared with $76,000 for the same period in 2010, a decrease of $11,000 or 14%. Net loss for the nine months ended September 30, 2011 was $222,000 compared with $22,000 for the same period in 2010, an increase of $200,000 or 909%. The 2010 periods included dividends and gains on the sale of marketable securities that did not occur in the 2011 periods.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2010. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Net Income — Net income for the three months ended September 30, 2011 was $130,000 or $0.02 per diluted share, compared to a net loss of $45,000 or $0.01 per diluted share for the three months ended September 30, 2010, an increase of $175,000. Net loss from our natural gas operations increased by $137,000, due primarily to the liability and resulting expense of $300,000 recorded as the result of the conclusion of the arbitration case in a contract dispute with a large customer in our Maine operation. Net income from our gas marketing and production operations decreased by $226,000. The 2011 and 2010 periods each included a tax benefit from the true-up to the prior year’s tax return of $9,000 and $254,000, respectively, causing the decrease in net income for the 2011 period. Net income from our pipeline operations decreased by $36,000. Net income from our recently acquired propane operations was by $562,000. The income is primarily the result of the pre-tax gain of $1,055,000 on the net assets purchased. Net loss from our corporate and other operations decreased by $11,000 as the 2010 period included dividends and gains on the sale of marketable securities that did not occur in 2011. Our secondary public offering in November 2010 resulted in 2.075 million additional shares outstanding and leads to the dilutive effect on the per share amounts in 2011 compared to 2010.

Revenues — Revenues increased by $1.4 million to $12,321,000 for the three months ended September 30, 2011 compared to $10,902,000 for the same period in 2010. The increase was primarily attributable to a natural gas revenue increase of $190,000 due to increased customers in our Maine and North Carolina markets, an increase of $218,000 in the revenue from our marketing and production operation due to increased customers, and revenue for the first time from our propane operations segment of $1,010,000.

Gross Margin — Gross margin increased by $593,000 to $6,311,000 for the three months ended September 30, 2011 compared to $5,718,000 for the same period in 2010. Our natural gas operation’s margins increased $445,000, due to the increased customers. Gross margin from our marketing and production operations increased $13,000, and our propane operations returned gross margin of $135,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $629,000 to $6,903,000 for the three months ended September 30, 2011 compared to $6,274,000 for the same period in 2010. The newly formed propane operations segment attributed $290,000 while the remainder is a result of increases in administrative expenses including salaries and professional services, and increases in depreciation due to the increases in capital expenditures make up the remaining difference.

Other Income, net — Other income decreased by $527,000 to a loss of $262,000 for the three months ended September 30, 2011 compared to income of $265,000 for the same period in 2010. The decrease is a result of the following: (1) other income from our natural gas operations decreased by $457,000 primarily due the accrual of the liability and resulting expense of $300,000 as the result of the conclusion of the arbitration case related to a contract dispute with a large customer in our Maine operation; and (2) our corporate and other segment posted other expense of $33,000 in 2011 compared to other income in 2010 of $39,000, resulting in an increase in costs of $72,000.

Interest Expense — Interest expense increased by $60,000 to $552,000 for the three months ended September 30, 2011 compared to $492,000 for the same period in 2010.

Gain on Bargain Purchase — The gain on bargain purchase is the result of the pre-tax gain of $1,055,000 due to the purchase of Independence Oil & LP Gas, Inc.

Income Tax Benefit (Expense) — Income tax benefit decreased by $259,000 to $482,000 for the three months ended September 30, 2011 compared to $741,000 for the same period in 2010. The 2011 and 2010 periods each included a tax benefit from the true-up to the prior year’s tax return of $326,000 and $506,000, respectively, accounting for $180,000 of the decrease. The remainder is due to the decrease in the pre-tax loss in the three months ended September 30, 2011 as compared to the same period in 2010.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Net Income — Net income for the nine months ended September 30, 2011 was $4,765,000 or $0.58 per diluted share, compared to $4,084,000 million or $0.68 per diluted share for the nine months ended September 30, 2010, an increase of $681,000. Net income from our natural gas operations increased by $501,000, due primarily to customer growth and colder weather in most of our service territories, which led to increased revenues and gross margin. Net income from our gas marketing and production operations decreased by $151,000 as a result of lower revenues and gross margin and the difference in tax benefits related to true-ups of the prior years’ tax returns, all discussed below. These decreases were offset by an expense of $440,000 included in the nine months ended September 30, 2010 related to the conclusion of the lawsuit with Shelby Gas Association. Net income from our pipeline operations decreased by $31,000. Our propane operations were acquired during the three months ended September 30, 2011 and returned net income of $562,000, primarily the result of the pre-tax gain of $1,055,000 on the net assets purchased. Net loss from our corporate and other operations increased by $200,000 as the 2010 period included dividends and gains on the sale of marketable securities that did not occur in 2011. Our secondary public offering in November 2010 resulted in 2.075 million additional shares outstanding and leads to the dilutive effect on the per share amounts in 2011 compared to 2010.

Revenues — Revenues increased by $8.9 million to $71,145,000 for the nine months ended September 30, 2011 compared to $62,291,000 for the same period in 2010. The increase was primarily attributable to a natural gas revenue increase of approximately $9,317,000 due to increased customers and colder weather in the majority of the markets we serve and revenue for the first time from our propane operations segment of $1,010,000, partly offset by a decrease in our marketing and production operation’s revenue of $1,468,000 caused by a reduction in sales due to the widening of the unfavorable differential between the AECO and CIG Rockies natural gas indices and lower production volumes from our natural gas wells.

Gross Margin — Gross margin increased by $2.7 million to $28,236,000 for the nine months ended September 30, 2011 compared to $25,513,000 for the same period in 2010. Our natural gas operation’s margins increased $2,820,000, due to the increased customers and colder weather and our propane operations returned gross margin of $135,000. Gross margin from our marketing and production operations decreased $227,000, due to the reduced sales and the lower prices received and lower volumes produced from our natural gas wells.

Operating Expenses — Operating expenses, other than cost of sales, increased by $1.8 million to $20,667,000 for the nine months ended September 30, 2011 compared to $18,862,000 for the same period in 2010. Operating expenses in natural gas operations increased by $1,448,000 due primarily to increases in corporate expenses not included in the corporate and other segment of $384,000, professional outside services of $317,000, depreciation due to the increases in capital expenditures of $229,000, payroll of $121,000 and expenses associated with the operation of the Spelman Pipeline of $108,000. Propane operations incurred operating expenses of $290,000 and the corporate and other segment increased by $98,000.

Other Income, net — Other income decreased by $424,000 to a loss of $30,000 for the nine months ended September 30, 2011 compared to income of $394,000 for the same period in 2010. The decrease is a result of the following: (1) other income from natural gas operations decreased by $607,000 due primarily to decreased revenue from service sales and the accrual of liability and expense of $300,000 related to the conclusion of the arbitration case in a contract dispute with a large customer in our Maine operation; (2) the 2010 period included expense from the conclusion of the lawsuit with Shelby Gas Association of $440,000; and (3) our corporate and other segment posted other expense of $128,000 in 2011 compared to other income in 2010 of $132,000, resulting in an increase in costs of $260,000.

Interest Expense — Interest expense decreased by $156,000 to $1,458,000 for the nine months ended September 30, 2011 compared to $1,614,000 for the same period in 2010. The Ohio Companies repaid a portion of their debt in November 2010 and did not enter into new financing arrangements until May 2011 resulting in less average debt outstanding in the nine months ended September 30, 2011 which resulted in lower interest expense.

Gain on Bargain Purchase — The gain on bargain purchase is the result of the pre-tax gain of $1,055,000 due to the purchase of Independence Oil & LP Gas, Inc.

Income Tax Expense — Income tax expense increased by $974,000 to $2,285,000 for the nine months ended September 30, 2011 compared to $1,311,000 for the same period in 2010. The 2011 and 2010 periods each included a tax benefit from the true-up to the prior year’s tax return of $326,000 and $506,000, respectively, accounting for $180,000 of the increase. The nine months ended September 30, 2010 included an income tax benefit of $131,000 due to a change in the effective state tax rate for 2010 related to the acquisition of the Ohio Companies. The remaining increase is due primarily to the increase in pre-tax income in 2011 compared to 2010.

Net Income by Segment and Service Area

The components of net income (loss) for 2011 and 2010 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Natural Gas Operations
Energy West Montana (MT)	$(79)	$(408)	$1,067	$644
Energy West Wyoming (WY)	(79)	(83)	234	161
Frontier Natural Gas (NC)	306	888	1,231	1,864
Bangor Gas (ME)	(153)	(28)	989	743
Ohio Companies (OH)	(458)	(695)	634	242

Total Natural Gas Operations	$(463)	$(326)	$4,155	$3,654
Marketing & Production Operations	49	274	158	309
Pipeline Operations	47	83	112	143
Propane Operations	562	—	562	—

	195	31	4,987	4,106
Corporate & Other	(65)	(76)	(222)	(22)

Consolidated Net Income (Loss)	$130	$(45)	$4,765	$4,084

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Natural Gas Operations
Operating revenues	$10,349	$10,159	$65,664	$56,347
Gas Purchased	4,548	4,803	38,841	32,344

Gross Margin	5,801	5,356	26,823	24,003
Operating expenses	6,335	6,035	19,569	18,121

Operating income (loss)	(534)	(679)	7,254	5,882
Other income (loss)	(230)	228	97	704

Income before interest and taxes	(764)	(451)	7,351	6,586
Interest expense	(526)	(468)	(1,379)	(1,545)

Income before income taxes	(1,290)	(919)	5,972	5,041
Income tax benefit (expense)	827	593	(1,817)	(1,387)

Net Income (Loss)	$(463)	$(326)	$4,155	$3,654

Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Full Service Distribution Revenues
Residential	$3,487	$4,029	$29,300	$25,955
Commercial	4,602	4,076	27,913	22,517
Industrial	231	199	718	609
Other	43	9	122	225

Total full service distribution	8,363	8,313	58,053	49,306

Transportation	1,698	1,558	6,748	6,178
Bucksport	288	288	863	863

Total operating revenues	$10,349	$10,159	$65,664	$56,347

Utility Throughput

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million cubic feet (MMcf))	2011	2010	2011	2010

Full Service Distribution
Residential	281	326	3,184	2,816
Commercial	555	432	3,384	2,699
Industrial	37	31	121	113

Total full service	873	789	6,689	5,628

Transportation	1,884	1,468	6,452	5,199
Bucksport	3,604	3,636	10,393	10,726

Total Volumes	6,361	5,893	23,534	21,553

Degree Days

		Three Months Ended September 30,		Percent (Warmer) Colder 2011 Compared to
	Normal	2011	2010	Normal	2010
Great Falls, MT	375	176	437	(53.07%)	(59.73%)
Cody, WY	257	112	229	(56.42%)	(51.09%)
Bangor, ME	239	134	153	(43.93%)	(12.42%)
Elkin, NC	30	60	22	100.00%	172.73%
Youngstown, OH	178	121	137	(32.02%)	(11.68%)

		Nine Months Ended September 30,		Percent (Warmer) Colder 2011 Compared to
	Normal	2011	2010	Normal	2010
Great Falls, MT	4,824	5,336	4,772	10.61%	11.82%
Cody, WY	4,359	4,797	4,577	10.05%	4.81%
Bangor, ME	5,046	4,994	4,058	(1.03%)	23.07%
Elkin, NC	2,484	2,474	2,298	(0.40%)	7.66%
Youngstown, OH	4,299	4,140	3,611	(3.70%)	14.65%

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues and Gross Margin

Revenues increased by $190,000 to $10,349,000 for the three months ended September 30, 2011 compared to $10,159,000 for the same period in 2010. This increase is the result of the following factors:

1)	Revenue from our Montana and Wyoming markets decreased $216,000 on a volume decrease of 5 MMcf in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

2)	Revenue from our Maine and North Carolina markets increased by approximately $451,000 on a volume increase from full service and transportation customers of 5 MMcf in 2011 compared to 2010.

3)	Revenues from our Ohio market decreased $46,000 on a volume increase of 76 MMcf to full service and transportation customers compared to 2010.

Gas purchased decreased by $255,000 to $4,548,000 for the three months ended September 30, 2011 compared to $4,803,000 for the same period in 2010. The decrease is due primarily to adjustments related to the conclusion of the PUCO gas cost recovery audits of NEO and Orwell. The adjustments were decreases of $50,000 and $136,000, respectively. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various public utility commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $445,000 to $5,801,000 for the three months ended September 30, 2011 compared to $5,356,000 for the same period in 2010. The increase is primary the result of additional customers. Maine and North Carolina accounted for $244,000 of the increase and Ohio for $358,000, offset by a decrease in Montana and Wyoming of $157,000.

Earnings

The Natural Gas Operations segment’s loss for the three months ended September 30, 2011 was $463,000, or $0.057 per diluted share, compared to $326,000 or $0.054 per diluted share for the three months ended September 30, 2010.

Operating expenses increased by $300,000 to $6,335,000 for the three months ended September 30, 2011 compared to $6,035,000 for the same period in 2010. The increase is due to increases in administrative expenses including salaries and professional services, and increases in depreciation due to the increases in capital expenditures.

Other Income (Loss) decreased by $458,000 to a loss of $230,000 for the three months ended September 30, 2011 compared to income of $228,000 for the same period in 2010. The conclusion of the arbitration case related to a contract dispute with a large customer in our Maine operation resulted in the accrual of a $300,000 liability and the resulting expense.

Interest expense increased by $58,000 to $526,000 for the three months ended September 30, 2011 compared to $468,000 for the same period in 2010.

Income tax benefit (expense) increased by $234,000 to $827,000 for the three months ended September 30, 2011 compared to $593,000 for the same period in 2010. The increase is due primarily to the increase in the pre-tax loss in 2011 compared to 2010. In addition, the 2011 and 2010 periods included a tax benefit from the true-up to the prior year’s tax return of $333,000 and $311,000, respectively.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenues and Gross Margin

Revenues increased by $9.3 million to $65,664,000 for the nine months ended September 30, 2011 compared to $56,347,000 for the same period in 2010. This increase is the result of the following factors:

1)	Revenue from our Montana and Wyoming markets increased $3,106,000 on a volume increase of 443 MMcf in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due to colder weather in 2011 than in 2010.

2)	Revenue from our Maine and North Carolina markets increased by $2,634,000 on a volume increase from full service and transportation customers of 407 MMcf in 2011 compared to 2010, caused by increased customer count in both markets and colder weather in our Maine market in the 2011 period.

3)	Revenues from our Ohio markets increased $3,576,000 on a volume increase of 1,464 MMcf, due to colder weather in 2011 than in 2010.

Gas purchased increased by $6.5 million to $38,841,000 for the nine months ended September 30, 2011 compared to $32,344,000 for the same period in 2010. The increase is due primarily to the increase in sales volumes discussed above. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various public utility commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $2.8 million to $26,823,000 for the nine months ended September 30, 2011 compared to $24,003,000 for the same period in 2010. The increased customer count and cold weather discussed above are the primary drivers of the increase. Maine and North Carolina accounted for $1,292,000 of the increase, Ohio for $1,165,000 and Montana and Wyoming for $362,000.

Earnings

The Natural Gas Operations segment’s earnings for the nine months ended September 30, 2011 were $4,155,000, or $0.509 per diluted share, compared to earnings of $3,654,000 or $0.60 per diluted share for the nine months ended September 30, 2010.

Operating expenses increased by $1.4 million to $19,569,000 for the nine months ended September 30, 2011 compared to $18,121,000 for the same period in 2010. The increase is primarily due to increases in corporate expenses not included in the corporate and other segment of $384,000, professional outside services of $317,000, depreciation due to the increases in capital expenditures of $229,000, and payroll of $121,000. In addition, expenses associated with the operation of the Spelman Pipeline totaled $108,000.

Other Income decreased by $607,000 to $97,000 for the nine months ended September 30, 2011 compared to $704,000 for the same period in 2010. The conclusion of the arbitration case related to a contract dispute with a large customer in our Maine operation resulted in the accrual of a $300,000 liability and the resulting expense. The remaining decrease is due to decreased revenue from service sales in our Montana and Ohio markets.

Interest expense decreased by $166,000 to $1,379,000 for the nine months ended September 30, 2011 compared to $1,545,000 for the same period in 2010. The Ohio Companies had less average debt outstanding in the nine months ended September 30, 2011 because the debt that was repaid in November 2010 was not refinanced until May 2, 2011, resulting in lower interest expense.

Income tax expense increased by $430,000 to $1,817,000 for the nine months ended September 30, 2011 compared to $1,387,000 for the same period in 2010. The increase is due primarily to the increase in pre-tax income in 2011 compared to 2010 and the change in the effective state tax rate for 2010 related to the acquisition of the Ohio Companies, offset by a increase in the tax benefit received from the true-up to the prior year’s tax return as the 2011 and 2010 periods each included a tax benefit from the true-up to the prior year’s tax return of $333,000 and $311,000, respectively.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Marketing and Production Operations
Operating revenues	$856	$638	$4,157	$5,625
Gas Purchased	586	381	3,194	4,435

Gross Margin	270	257	963	1,190
Operating expenses	188	205	575	580

Operating income	82	52	388	610
Other expense	(2)	(4)	(85)	(476)

Income before interest and taxes	80	48	303	134
Interest expense	(23)	(17)	(68)	(52)

Income before income taxes	57	31	235	82
Income tax benefit (expense)	(8)	243	(77)	227

Net Income	$49	$274	$158	$309

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Revenues and Gross Margin

Revenues increased by approximately $218,000 to $856,000 for the three months ended September 30, 2011 compared to $638,000 for the same period in 2010. $199,000 of this increase is due to increased customers in our marketing operation, leading to higher sales volumes and revenue. Production revenues increased by $19,000 due to a higher price received for volumes produced.

Gross margin increased by $13,000 to $270,000 for the three months ended September 30, 2011 compared to $257,000 for the same period in 2010. Gross margin from gas production increased by $55,000, offset by a decrease from our marketing operation of $43,000.

Earnings

The Marketing and Production segment’s earnings for the three months ended September 30, 2011 were $49,000, or $0.006 per diluted share, compared to earnings of $275,000 or $0.045 per diluted share for the three months ended September 30, 2010.

Operating expenses decreased by $17,000 to $188,000 for the three months ended September 30, 2011 compared to $205,000 for the same period in 2010.

Other expense decreased by $2,000 to $2,000 for the three months ended September 30, 2011 compared to $4,000 for the same period in 2010. The loss from unconsolidated affiliate decreased by $1,000 for the three months ended September 30, 2011 compared to the same period in 2010.

Income tax benefit (expense) decreased by $251,000 to $8,000 for the three months ended September 30, 2011 compared to a benefit of $243,000 for the same period in 2010. The 2011 and 2010 periods each included a tax benefit from the true-up to the prior year’s tax return of $9,000 and $254,000, respectively.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Revenues and Gross Margin

Revenues decreased by $1.5 million to $4,157,000 for the nine months ended September 30, 2011 compared to $5,625,000 for the same period in 2010. $1,339,000 is caused by the widening of the unfavorable differential between the AECO and CIG Rockies natural gas indexes, leading to lower sales in our marketing operation in the first half of 2011. Production revenues decreased by $129,000 due to lower volumes produced and a lower price received for these volumes.

Gross margin decreased by $227,000 to $963,000 for the nine months ended September 30, 2011 compared to $1,190,000 for the same period in 2010. Gross margin from our marketing operation decreased $195,000 due to lower sales volumes in our marketing operation and gross margin from gas production decreased by $31,000.

Earnings

The Marketing and Production segment’s earnings for the nine months ended September 30, 2011 were $158,000, or $0.019 per diluted share, compared to earnings of $309,000 or $0.05 per diluted share for the nine months ended September 30, 2010.

Operating expenses decreased by $5,000 to $575,000 for the nine months ended September 30, 2011 compared to $580,000 for the same period in 2010.

Other expenses decreased by $391,000 to $85,000 for the nine months ended September 30, 2011 compared to $476,000 for the same period in 2010. The loss from unconsolidated affiliate increased by $50,000 for the nine months ended September 30, 2011 compared to the same period in 2010. The nine months ended September 30, 2010 included an expense of $440,000 related to the conclusion of the lawsuit with Shelby Gas Association.

Income tax benefit (expense) increased by $304,000 to $77,000 for the nine months ended September 30, 2011 compared to $227,000 for the same period in 2010. The 2011 and 2010 periods each included a tax benefit from the true-up to the prior year’s tax return of $9,000 and $254,000, respectively.

PIPELINE OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Pipeline Operations
Operating revenues	$106	$104	$315	$319
Gas Purchased	—	—	—	—

Gross Margin	106	104	315	319
Operating expenses	30	33	126	150

Operating income	76	71	189	169
Other income	—	—	—	—

Income before interest and taxes	76	71	189	169
Interest (expense)	(2)	(8)	(9)	(17)

Income before income taxes	74	63	180	152
Income tax (expense)	(27)	20	(68)	(9)

Net Income	$47	$83	$112	$143

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Net income decreased by $36,000 to $47,000 for the three months ended September 30, 2011 compared to $83,000 for the same period in 2010. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Net income decreased by $31,000 to $112,000 for the nine months ended September 30, 2011 compared to $143,000 for the same period in 2010. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

PROPANE OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Propane Operations
Operating revenues	$1,010	$—	$1,010	$—
Propane Purchased	875	—	875	—

Gross Margin	135	—	135	—
Operating expenses	290	—	290	—

Operating income	(155)	—	(155)	—
Other income	1,056	—	1,056	—

Income before interest and taxes	901	—	901	—
Interest (expense)	—	—	—	—

Income before income taxes	901	—	901	—
Income tax (expense)	(339)	—	(339)	—

Net Income	$562	$—	$562	$—

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Net income is $562,000, or $0.07 per diluted share for the three months ended September 30, 2011. The propane operations were acquired on August 1, 2011 and there are no comparative amounts for 2010. Included in the 2011 results in other income is a pre-tax gain on the bargain purchase of the assets of Independence Oil & LP Gas, Inc. of $1,055,000.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Net income is approximately $562,000, or $0.07 per diluted share for the nine months ended September 30, 2011. The propane operations were acquired on August 1, 2011 and there are no comparative amounts for 2010. Included in the 2011 results in other income is a pre-tax gain on the bargain purchase of the assets of Independence Oil & LP Gas, Inc. of $1,055,000.

CORPORATE AND OTHER OPERATIONS

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Corporate and Other
Operating revenues	$—	$—	$—	$—
Gas Purchased	—	—	—	—

Gross Margin	—	—	—	—
Operating expenses	61	—	109	11

Operating loss	(61)	—	(109)	(11)
Other (expense) income	(33)	39	(128)	131

Income before interest and taxes	(94)	39	(237)	120
Interest expense	(1)	—	(1)	—

Income (Loss) before income taxes	(95)	39	(238)	120
Income tax benefit (expense)	30	(115)	16	(142)

Net Loss	$(65)	$(76)	$(222)	$(22)

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Results of corporate and other operations for the three months ended September 30, 2011 include administrative costs of $61,000, costs related to acquisition activities of $35,000, interest expense of $1,000, offset by interest income of $2,000 and income tax benefit of $30,000, for a net loss of $65,000.

Results of corporate and other operations for the three months ended September 30, 2010 include dividends from marketable securities of $14,000, interest income of $11,000, and gains on the sale of marketable equity securities of $77,000 offset by costs related to acquisition activities of $63,000. The related income tax expense combined with the income tax expense resulting from the true-up of income tax expense to our filed 2009 income tax return totals $115,000. The end result is a net loss of $76,000.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Results of corporate and other operations for the nine months ended September 30, 2011 include administrative costs of $109,000, costs related to acquisition activities of $136,000, and interest expense of $1,000, offset by interest income of $8,000 and income tax benefit of $16,000, for a net loss of $222,000.

Results of corporate and other operations for the nine months ended September 30, 2010 included dividends from marketable securities of $133,000, interest income of $15,000, and gains on the sale of marketable equity securities of $159,000, offset by administrative costs of $11,000, and costs related to acquisition activities of $175,000. The related income tax expense combined with income tax expense of $101,000 resulting from the true-up of income tax expense to our filed 2009 income tax return totals $142,000. A net loss of $22,000 is the result.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income (loss) adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $17.6 million and $18.1 million at September 30, 2011 and December 31, 2010, respectively.

We made capital expenditures for continuing operations of $15.0 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively, including $3.3 million related to the Spelman Pipeline acquisition in April 2011. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.4 million and $22.9 million at September 30, 2011 and December 31, 2010, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $10.5 million at September 30, 2011, compared to $13.0 million at December 31, 2010.

	For the Nine Months Ended September 30,
	2011	2010

Cash provided by operating activities	$12,546,069	$6,868,743
Cash provided by (used in) investing activities	(18,254,510)	134,125
Cash provided by (used in) financing activities	3,171,959	(3,371,609)

Increase (decrease) in cash	$(2,536,482)	$3,631,259

OPERATING CASH FLOW

For the nine months ended September 30, 2011, cash provided by operating activities increased by $5.7 million as compared to the nine months ended September 30, 2010. Major items affecting operating cash included a decrease in accounts receivable collections of $5.2 million, a $3.8 million increase in collections of recoverable costs of gas, a $2.9 million increase in unbilled revenue, a $1.9 million increase in net deferred tax assets, and a $1.6 million decrease in payments on accounts payable.

INVESTING CASH FLOW

For the nine months ended September 30, 2011, cash used in investing activities increased by $18.4 million as compared to the nine months ended September 30, 2010, primarily due to increased construction expenditures of $11.0 million, including expenditures of $3.3 million in 2011 for the acquisition of Spelman Pipeline. Other major changes include $1.3 million related to acquisition of the net assets of Independence Oil & LP Gas, Inc. in August 2011, expenditures in 2011 related to restricted cash funds of $1.8 million, and a decrease in the proceeds from sale of marketable securities of $4.2 million. The restricted cash funds were created at the direction of the PUCO and are set aside for capital expenditures by the Ohio Companies in 2011.

Capital Expenditures

Our capital expenditures for continuing operations totaled $15.0 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively, including $3.3 million related to the Spelman Pipeline acquisition in April 2011. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the nine months ended September 30, 2011 and 2010 and provides an estimate of future cash requirements for capital expenditures:

			Remaining Cash
	Nine Months ended September 30,		Requirements through
($ in thousands)	2011	2010	December 31, 2011

Natural Gas Operations	$14,961	$3,920	$3,715
Marketing and Production	—	—	—
Pipeline Operations	—	37	114
Corporate and Other	7	—	86

Total Capital Expenditures	$14,968	$3,957	$3,915

FINANCING CASH FLOW

For the nine months ended September 30, 2011, cash provided by financing activities increased by $6.5 million as compared with the nine months ended September 30, 2010. The closing of the SunLife transaction increased proceeds from long term debt by $18.3 million, along with a corresponding increase in repayments of notes payable to pay off existing debt of $8.9 million. The SunLife transaction required debt service reserve accounts to be created in the amount of $950,000 to cover one year of interest payments.

Other items include an increase of $463,000 in debt issuance costs, a $842,000 increase in dividends paid as a result of the secondary offering in November 2010 and a decrease in the net line of credit proceeds of $500,000.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $17.6 million and $18.1 million at September 30, 2011 and December 31, 2010, respectively. We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.4 million and $22.9 million at September 30, 2011, and December 31, 2010, respectively, including the amount due within one year.

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

The Ohio Companies had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three and nine months ended September 30, 2011 the weighted average interest rate on the term loans was 5%, resulting in $0 and $156,022 of interest expense, respectively. For the three and nine months ended September 30, 2010 the weighted average interest rate on the term loans was 5%, resulting in $123,601 and $357,281 of interest expense, respectively.

The term loans were paid off on May 3, 2011.

The following discussion describes our credit facilities as of September 30, 2011.

SunLife Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together the “Issuers”), issued $15.334 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with SunLife Assurance Company of Canada (“SunLife”). Approximately $636,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the note.

The Fixed Rate Note, in the amount of $15.334 million, is a joint obligation of the Issuers, and is guaranteed by the Company, Lightning Pipeline and Great Plains (together with the Issuers, “the Fixed Rate Obligors”). This note received approval from the

PUCO on March 30, 2011. The note is governed by a Note Purchase Agreement (“NPA”). Concurrent with the funding and closing of this transaction, which occurred on May 3, 2011, the Fixed Rate Obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is subject to a 50 basis point make-whole premium.

The Floating Rate Note, in the amount of $3.0 million, is an obligation of Great Plains and is guaranteed by the Company (together, “the Floating Rate Obligors”). The note is priced at a fixed spread of 385 basis points over three month LIBOR. Pricing for this note will reset on a quarterly basis to the then current yield of three month Libor. The note is governed by a NPA. Concurrent with the funding of this transaction, which occurred on May 3, 2011, the Floating Rate Obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is at par.

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

For the three and nine months ended September 30, 2011, the weighted average interest rate on the Fixed Rate Note was 5.38% resulting in $206,242 and $343,737 of interest expense, respectively. For the three and nine months ended September 30, 2011, the weighted average interest rate on the Floating Rate Note was 4.11% resulting in $51,450 of interest expense.

The notes carry a 60% debt-to-capitalization financial covenant on a consolidated basis for Ohio, as well as, a 2.0x interest coverage test based on a trailing twelve-month basis. Additional covenants customary for asset sales and purchases, additional indebtedness, dividends, change of control and other matters are also included.

Bank of America

Energy West has a revolving credit facility that includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the monthly London Interbank Offered Rate (“LIBOR”) plus 120 to 145 basis points for interest periods selected by us.

On November 2, 2011, the Company exercised the $10 million accordion feature on the revolving credit facility with Bank of America to increase the capacity from $20 million to $30 million. The expanded credit facility changes the annual commitment fee equal to a range of 0.25% to 0.45% of the unused portion of the facility and interest on amounts outstanding at the monthly LIBOR plus 175 to 225 basis points. The other terms of the agreement remain the same, including the expiration of the facility on June 29, 2012.

The following tables represent borrowings under the Bank of America revolving line of credit for each of the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Minimum borrowing	$10,140,000	$9,900,000	$8,390,000	$3,000,000
Maximum borrowing	$17,600,000	$17,100,000	$18,400,000	$17,100,000
Average borrowing	$14,238,000	$12,530,000	$12,752,000	$9,791,000

At September 30, 2011 and December 31, 2010, we had $17.6 million and $18.1 million of borrowings under the Bank of America revolving line of credit. For the three months ended September 30, 2011 and 2010, the weighted average interest rate on the facility was 1.56% and 1.80%, respectively, resulting in $55,355 and $53,848 of interest expense, respectively. For the nine months ended September 30, 2011 and 2010, the weighted average interest rate on the facility was 1.67% and 2.34%, respectively, resulting in $156,602 and $172,785 of interest expense, respectively

Senior Unsecured Notes

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

The cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. The total amount outstanding under all of our long term debt obligations was approximately $31.4 million at September 30, 2011, with $7,750 being due within one year.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that have arisen in the ordinary course of business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

On April 15, 2011, Gas Natural and Richard M. Osborne, our Chairman of the Board and Chief Executive Officer, filed a lawsuit captioned “Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation,” Case No. 1:11-CV-744 which was filed in the U.S. District Court for the Northern District of Ohio. The lawsuit claims that Messrs. German, Cook, Gibson and Welch, as directors of Corning Natural Gas Corporation (“Corning”), breached their fiduciary duties to shareholders of Corning by (i) failing to maximize shareholder value in connection with Gas Natural’s offers to acquire all of Corning’s outstanding shares of common stock and (ii) instituting a rights offering to dilute Mr. Osborne and Gas Natural’s ownership of Corning. Alternatively, the lawsuit provides for a derivative claim against the directors of Corning for the same conduct. Mr. Osborne and Gas Natural seek to rescind the rights offering.

Corning and the directors of Corning filed a motion to dismiss the lawsuit. The court has stayed discovery in the lawsuit until it rules on the motion to dismiss.

In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Filed or furnished herewith.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gas Natural Inc.

/s/ Thomas J. Smith
Thomas J. Smith
November 14, 2011	Chief Financial Officer
(principal financial officer and principal accounting officer)