Form 10-K
period 2011-12-31
Gas Natural Inc.
filed 2012-04-10
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [    ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [    ] No [X]

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ✓

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was $70,262,323.

The number of shares outstanding of the registrant’s common stock as of March 21, 2012 was 8,155,051 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders of Gas Natural Inc. are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-K is as of December 31, 2011.

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

Black Bear. Black Bear Realty, Ltd.

Brainard. Brainard Gas Corp.

Bcf. One billion cubic feet, used in reference to natural gas.

CIG. Colorado Interstate Gas (used in reference to the Colorado Interstate Gas Index).

Citizens. Citizens Bank of Michigan.

Clarion River. Clarion River Gas Company.

Cut Bank Gas. Cut Bank Gas Company.

Dekatherm. One million British thermal units, used in reference to natural gas. Abbreviated as Dkt.

EPA. The United States Environmental Protection Agency.

EWR. Energy West Resources, Inc.

Energy West. Energy West, Incorporated.

Energy West Development. Energy West Development, Inc.

Exchange Act. The Securities Exchange Act of 1934, as amended.

FASB. Financial Accounting Standards Board.

FERC. The Federal Energy Regulatory Commission.

Frontier Natural Gas. Frontier Natural Gas, LLC.

Frontier Utilities. Frontier Utilities of North Carolina, Inc.

GAAP. Generally accepted accounting principles in the United States of America

GNES. Gas Natural Energy Solutions, LLC

GNSC. Gas Natural Service Company, LLC

GPL. Great Plains Land Development Co., Ltd.

Great Plains. Great Plains Natural Gas Company.

Independence. Independence Oil, LLC.

JDOG Marketing. John D. Oil and Gas Marketing Co. LLC.

KPSC. Kentucky Public Service Commission

Kykuit. Kykuit Resources, LLC.

LIBOR. London Interbank Offered Rate

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

Spelman. Spelman Pipeline Holdings, LLC.

SunLife. SunLife Assurance Company of Canada

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

i

ii

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

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements are based on reasonable assumptions when they are made, we can give no assurance that these expectations, estimates and projections can be achieved. We believe the forward-looking statements in this Form 10-K are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	fluctuating energy commodity prices,

•	the possibility that regulators may not permit us to pass through all of our costs to our customers,

•	the impact of the FERC and state public service commission statutes, regulations, and actions, including allowed rates of return, and the resolution of other regulatory matters,

•	the impact of weather conditions and alternative energy sources on our sales volumes,

•

future utilization of pipeline capacity, which can depend on energy prices, competition from alternative fuels, the general level of natural gas and propane demand, decisions by customers not to renew expiring supply contracts and weather conditions,

•	the ability to obtain adequate supplies of propane for retail sale in the event of an interruption in supply or transportation and the availability of capacity to transport propane to customers,

•	changes in federal or state laws and regulations to which we are subject, including tax, environmental, and employment laws and regulations,

•	the ability to meet financial covenants imposed by lenders,

•	the effect of changes in accounting policies, if any,

•	the ability to manage our growth,

•	the ability to control costs,

•	the ability of each business unit to successfully implement key systems, such as service delivery systems,

•	the ability to develop expanded markets and product offerings and our ability to maintain existing markets,

•	the ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and

•	the ability to obtain governmental and regulatory approval of various expansion or other projects, including acquisitions.

iii

PART I

ITEM  1. BUSINESS.

OUR BUSINESS

Gas Natural Inc. is a natural gas company, primarily operating local distribution companies in six states and serving approximately 70,000 customers. We report results in five primary business segments.

•

Natural Gas Operations. Representing the majority of our revenue, we annually distribute approximately 32 Bcf of natural gas to approximately 70,000 customers through regulated utilities operating in Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming. Our natural gas utility subsidiaries include Bangor Gas Company (Maine), Brainard (Ohio), Cut Bank Gas (Montana), Energy West (Montana and Wyoming), Frontier Natural Gas (North Carolina), NEO (Ohio) and Orwell (Ohio and Pennsylvania).

•

Marketing and Production. Annually, we market approximately 1.2 Bcf of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, EWR. EWR owns an average 51% gross working interest (average 43% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Pipeline Operations. We own the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary EWD.

•

Propane Operations. We deliver liquid propane, heating oil and kerosene to approximately 4,300 residential, commercial and agricultural customers in North Carolina and Virginia through our subsidiary, Independence. The operations were acquired in August 2011.

•

Corporate and Other. Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income and recognized gains from the sale of marketable securities.

The Company was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009 as a means to facilitate future acquisitions and corporate level financings of natural gas utility and energy-related businesses. On July 9, 2010 we moved our state of incorporation to Ohio and changed our name from Energy, Inc. to Gas Natural Inc.

Recent Industry Trends

Since 2000, domestic energy markets have experienced significant price fluctuations. Natural gas experienced peak prices in the mid-2000’s as a result of weather and concerns over supply. However, new technology in drilling has expanded potential sources of natural gas, including shale gases, making natural gas an abundant, economic, clean energy source for the foreseeable future. Given the current environment, we expect that natural gas will maintain a favorable competitive position compared with other fossil fuels which have experienced significant price increases. We believe that conditions are favorable for consumers to convert to natural gas from more expensive fossil fuels even if the cost of conversion includes equipment purchases. Because natural gas is cleaner burning than coal, we feel it will continue to be preferred for electric power generation and industrial applications. Additionally, given the clean burning attributes of natural gas, we believe environmental regulations may enhance this competitive outlook.

Business Strategy

Our strategy is to grow our earnings and increase cash flow by providing energy sources to users in a safe and reliable manner by executing in the following areas:

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

•

Continue Active Acquisition Strategy. We are actively pursuing potential bolt-on acquisitions to increase our market penetration by acquiring utility operations in or near our current service territories with minimal corporate platform expansion. We also will opportunistically explore acquisition opportunities in new markets that would provide significant operational and customer growth, as well as assist in ensuring access to long-term sources of capital and credit.

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

Competitive Strengths

We believe we are well-positioned to execute our business strategy given the following competitive strengths:

•

Growth-Oriented Utilities. Our core assets consist of distribution facilities necessary for the delivery of our customers’ natural gas supply needs within our service territories and regulatory assets related to our regulated utility operations. Approximately 91% of our 2011 revenue was from regulated gas distribution operations, providing a level of stability to our earnings and cash flows. As we have invested in our rate base, our earnings and cash flows have grown with that investment. We operate under a cost-of-service regulatory regime that allows us to recover our reasonable operating costs from customers and earn a reasonable return on our invested capital. We believe that there are significant opportunities for us to expand operations organically in some of our existing service areas as there are currently relatively low penetration rates of gas distribution among potential customers.

•

Focused Acquisition Strategy. We continue to emphasize growth and have a successful track record of executing on our acquisition strategy. Since 2007, we have made acquisitions in 5 states representing more than 25,000 additional gas utility customers. These recent acquisitions and our integration of their operations, management, infrastructure, technology and employees provide us with the necessary platform and experience to replicate these successes through new acquisitions opportunities. We believe our track record to date promotes positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

•

Geographically Diverse Customer Base. As a result of our recent acquisitions, we now have operations in 7 states located in the West, Midwest, Northeast and Mid-Atlantic regions of the country. We believe that this geographically diverse customer base enhances stability of operations and provide us with the opportunity to increase our market penetration in various regions. Additionally, our customers represent a mix of residential, commercial, industrial, agricultural and transportation and no single customer represented more than 1.3% of our natural gas revenue for 2011. Our sales to large commercial and industrial customers are not concentrated in one industry segment but vary across several industry segments, reflecting the diverse nature of the communities we serve.

•

Experienced Management Team. Our senior management team is highly experienced in the gas utility industry. Our senior management team averages over 25 years experience in the industry. We believe our management team is well-equipped to lead the continued execution of our business strategy.

Natural Gas Operations

Our natural gas operations are located in Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming, and our revenue from the natural gas operations are generated under tariffs regulated by those states. In many states, including all of our service territories, the tariff rates of natural gas utilities are generally established to allow the utility to earn revenue sufficient to recover operating and maintenance costs, plus profits in amounts equal to a reasonable rate of return on their “rate base.” A gas utility’s rate base generally includes the utility’s original cost, cost of inventory and an allowance for working capital, less accumulated depreciation of installed used and useful gas pipeline and other gas distribution or transmission facilities. Each state’s regulatory body, in addition to regulating rates, also regulate adequacy of service, issuance of securities, compliance with U.S. Department of Transportation safety regulations and other matters.

Maine

Our operations in Maine provide natural gas service to customers in Bangor, Brewer, Bucksport, Old Town, Orono and Veazie through 10 miles of transmission pipeline and 125 miles of distribution system. This service area has a population of approximately 63,000 people. Our Maine operations provide service to approximately 2,400 residential, commercial and industrial customers. We offer transportation services to approximately 50 customers through special pricing contracts. These customers accounted for approximately 26.7% of the revenue of our Maine operations in 2011.

In Maine, our primary gas supply marketer is Repsol Energy North America Corporation. We receive our gas supply from the Maritimes & Northeast Pipeline transmission system. Our supply contract is on a full requirements basis with Repsol Energy North America Corporation. We review the gas supply agreement every two years.

Montana

Our operations in Montana provide natural gas service to customers in and around Great Falls, Cascade, West Yellowstone, and Cut Bank. The population of our service area is approximately 88,000 people. Our Montana operations provide service to approximately 30,600 customers.

The primary gas supply marketers for our Montana natural gas distribution operations are Jefferson Energy Trading and Tenaska Marketing Ventures.

Our Montana operations use the Northwestern Energy pipeline transmission system to transport supplies of natural gas for its core load and to provide transportation and balancing services to customers who have chosen to obtain natural gas from other suppliers. Our gas supply needs are secured under a one-year contract with Northwestern Energy that includes annual renewals.

North Carolina

Our North Carolina operations provide natural gas service to customers in Ashe, Surry, Warren, Wilkes, Watauga, and Yadkin Counties. This service area has a population of approximately 47,000 people. The major communities in our North Carolina service area are Boone, Elkin, Mount Airy, Wilkesboro, Warrenton, West Jefferson and Yadkinville. Our North Carolina operations provide service to approximately 1,600 residential, commercial and transportation customers through 138 miles of transmission pipeline and 273 miles of distribution system. We offer transportation services to approximately 25 customers through special pricing contracts. These customers accounted for approximately 36.2% of the revenue of our North Carolina operations in 2011.

In North Carolina, our primary gas supply marketer is BP Energy Company. We receive our gas supply from the Transcontinental Gas Pipe Line Company transmission system. Our supply contract is a two-year supply agreement to provide 100% of our gas needs with BP Energy Company.

Ohio and Pennsylvania

Our Ohio operations provide natural gas service to customers in Ashland, Ashtabula, Carroll, Columbiana, Coshocton, Cuyahoga, Fairfield, Franklin, Geauga, Guernsey, Harrison, Hocking, Holmes, Huron, Knox, Lake,

Lorain, Mahoning, Medina, Portage, Richland, Stark, Summit, Trumbull, Tuscarawas, Vinton, Washington and Wayne counties. This service area has a population of approximately 5.9 million people. Our Pennsylvania operations provide natural gas service to customers in Armstrong, Butler, Clarion, Elk, Forest and Jefferson counties. This service area has a population of approximately 398,000 people. Together, our Ohio and Pennsylvania operations provide service to approximately 24,400 residential, commercial and industrial customers through approximately 1,056 miles of transmission and distribution pipelines.

Our Ohio and Pennsylvania utilities receive gas supply from various sources, including JDOG Marketing (a company owned by our chairman and CEO), BP Energy, Constellation Energy, Shell Energy North America (US) L.P. and South Jersey Resources Group LLC. We transport natural gas on National Fuel, Dominion and Columbia’s NiSource gas transmission systems, and North Coast Gas Transmission’s intrastate pipeline, as well as two intrastate pipelines owned by our chairman and CEO, Cobra Pipeline and Orwell-Trumbull Pipeline.

Our Ohio and Pennsylvania companies have local gas supply purchase agreements with JDOG Marketing, which acts as their purchasing agent for local production. These arrangements are at variable prices. In addition, JDOG Marketing acts as agent for these utilities to identify arrange suppliers of natural gas in the interstate market at variable or fixed prices.

In 2011 we acquired intrastate pipeline assets in Ohio and Kentucky and created Spelman, a regulated intrastate pipeline in Ohio. We have rehabilitated the pipeline in Ohio to transport natural gas to new markets where natural gas service is currently not available, as well as connect to markets served by our Ohio subsidiaries. The PUCO has approved its transportation service tariff.

Wyoming

Our operations in Wyoming provide natural gas service to customers in and around Cody, Meeteetse, and Ralston. This service area has a population of approximately 11,000 people. Our Wyoming operations provide service to approximately 6,600 customers, including one large industrial customer. Our Wyoming operations transport gas for third parties pursuant to a tariff filed with and approved by the WPSC.

Our Wyoming operations have an industrial customer whose gas sales rates are subject to an industrial tariff, which provides for lower incremental prices as higher volumes are used. This customer accounted for approximately 9.5% of the revenue of our Wyoming operations and approximately 1.0% of the consolidated revenue of the natural gas segment of our business in 2011. This customer’s business is cyclical and depends upon the level of housing starts in its market areas.

The primary gas supply marketers for our Wyoming natural gas distribution operations have been Jefferson Energy Trading and Tenaska Marketing Ventures. Our marketing and production operations supply natural gas to our Wyoming operations pursuant to an agreement through March 2013.

Marketing and Production

We market approximately 1.2 Bcf of natural gas annually to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, EWR. In order to provide a stable source of physical natural gas volumes for a portion of its requirements, EWR currently holds an average 51% gross working interest (average 43% net revenue interest) in 160 natural gas producing wells in operation on state lease mineral rights in Glacier and Toole Counties in Montana. This production gives EWR a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells and assets provided approximately 22% of the volume requirements for EWR in our Montana market for the year ended December 31, 2011. These wells are relatively shallow and we have not yet explored the deeper formations on our production properties.

EWR owns a 24.5% interest in Kykuit, a developer and operator of oil, gas and mineral leasehold estates located in Montana. We have invested a total of approximately $2.1 million in Kykuit and may invest additional funds in the future as Kykuit could provide a supply of natural gas in close proximity to our natural gas operations in Montana. However, our obligations to make additional investments in Kykuit are limited under our agreement with the other Kykuit investors. We are entitled to cease further investments in Kykuit if, in our reasonable discretion after the results of certain initial exploration activities are known, we deem the venture unworthy of further investments. Even if the venture is reasonably successful, we are obligated to invest no more than an additional $114,000 over the life of the venture.

Other investors in Kykuit include our chairman and CEO, Richard M. Osborne, and John D. Oil and Gas Company, a publicly held gas exploration company, which is also the managing member of Kykuit. Also, Mr. Osborne and Thomas J. Smith, our chief financial officer, are directors of John D. Oil and Gas Company. Gregory J. Osborne, our employee is the former president and a former director John D. Oil and Gas Company. Our net investment in Kykuit after deducting undistributed losses of approximately $1.0 million is approximately $330,000. During the year ended December  31, 2011 we impaired the investment in Kykuit by approximately $790,000.

Pipeline Operations

Through EWD, we operate two natural gas pipelines, the “Glacier” natural gas gathering pipeline and the “Shoshone” transmission pipeline. The pipelines extend from the north of Cody, Wyoming to Warren, Montana. The Shoshone pipeline is an approximately 30 mile long bidirectional pipeline that transports natural gas between Montana and Wyoming. This enables us to sell natural gas to customers in Wyoming and Montana through our EWR subsidiary and gives EWR access to the AECO and the CIG natural gas price indices. The Glacier gathering pipeline is approximately 40 miles in length and enables us to transport production gas for processing. We believe that our pipeline operations represent an opportunity to increase our profitability over time by taking advantage of summer/winter pricing differentials, as well as, AECO and CIG natural gas index differentials and to continue transporting more production gas to market. We currently are seeking ways in which we can maximize our pipeline operations by increasing the capacity and throughput of our existing pipeline assets.

Propane Operations

Through Independence we deliver liquid propane, heating oil and kerosene to approximately 4,300 residential, commercial and agricultural customers in North Carolina and Virginia. The operations were acquired in August 2011.

Corporate and Other

Our corporate and other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with holding company functions. As we continue to implement our acquisition strategy and grow, we will report additional items associated with potential and completed acquisitions under this reporting segment.

Acquisitions

As a result of our success in strengthening our core natural gas business, we are now able to focus on our growth strategy which includes the acquisition and expansion of our natural gas utility operations in small and emerging markets. We regularly evaluate gas utilities of varying sizes for potential acquisition. We believe we have the operating expertise to handle a significantly greater number of customers. For example, several operational managers have joined our team who have natural gas utility experience with larger companies. We intend to focus on acquisitions that will enable us to grow our customer base in manner and to a scale consistent with the full strategic vision of our senior leadership team. We believe there are opportunities to acquire financially-sound smaller natural gas utility companies that are individually owned or controlled. In addition, we intend to target larger diversified utility companies that have a natural gas distribution operating segment they are willing to sell.

We have combined newly acquired operations with our current operations to maximize efficiency and profitability. Upon acquiring a distribution company, management may decide to centralize functions (i.e. accounting) or decentralize functions (i.e. gas marketing). We believe our senior management’s gas utility experience and expertise will improve the acquired company’s operating efficiency and gas marketing capabilities, and as a result, its profitability.

Acquisition Strategy

Our acquisition strategy includes identifying geographic areas that have low market saturation rates in terms of natural gas utilization as a result of historical reliance by customers on alternate fuels such as heating oil. According to the American Gas Association, the national average for natural gas saturation in the residential heating market was approximately 51% in 2005, whereas large segments of the North Carolina and Maine market remain unsaturated, with penetration rates of less than 3% and as low as 1% in certain areas. We believe these low penetration rates are partially the result of these geographic areas being overlooked by other gas distributors in light of this historical reliance on other energy sources. The large disparity between competitive fuels presents an opportunity for gas distributors to capture a larger share of the energy market in these states. This strategy led to our acquisitions of Frontier Natural Gas Company, LLC and Bangor Gas Company, LLC.

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

We will evaluate potential natural gas related acquisitions to determine whether these operations could expand our core utility business. For example, we may acquire pipeline assets in order to bring natural gas service to new customers such as the recently purchased pipeline in Ohio that we are in the process of converting to natural gas service. In addition, we believe our acquisition of Independence will provide us with opportunities to convert liquid propane and heating oil customers to natural gas due to cost and reliability benefits associated with natural gas. We may also acquire natural gas related non-utility operations such as gathering, storage and marketing operations.

We acquired the stock of Public Gas Company, Inc. (“PGC”) from Kentucky Energy Development, LLC on April 1, 2012 for $1.6 million. PGC is a regulated natural gas distribution company serving approximately 1,600 customers in the State of Kentucky in the counties of Breathitt, Jackson, Johnson, Lawrence, Lee, Magoffin, Morgan and Wolf.

2010 Expansion into Ohio and Pennsylvania

On January 5, 2010, we completed the acquisition of our Ohio and Pennsylvania utilities. Orwell, NEO and Brainard are natural gas distribution companies that serve customers in Northeastern Ohio and Western Pennsylvania. The purchase price for our Ohio and Pennsylvania utilities was $37.9 million, which consisted of approximately $20.8 million in debt of the acquired companies with the remainder of the purchase price paid in 1,707,308 unregistered shares of our common stock. Our acquisition of the Ohio and Pennsylvania utilities was a substantial step in our growth, providing us with a presence in the Midwestern United States and increasing our customer count by more than 50%.

2011 Expansion in Ohio and into Kentucky

On April 8, 2011, we acquired assets that include pipeline and rights-of-way located in Ohio and Kentucky. In Ohio, the assets include more than 140 miles of pipeline spanning almost a third of the state from Marion to Youngstown. Other Ohio assets are located in metropolitan and south suburban Cleveland. The Kentucky assets include more than 60 miles of rights-of-way to the south of Louisville. We are in the process of reconditioning and converting the Ohio pipelines to transport natural gas to new markets where natural gas service is not currently available, as well as to connect to markets served by the Ohio subsidiaries. We do not currently have any plans for the Kentucky assets. Our resulting intrastate pipeline subsidiary has been authorized by the PUCO to provide transportation service in Ohio.

2011 Expansion into North Carolina and Virginia

On August 1, 2011, we completed the acquisition of Independence Oil & LP Gas, Inc. Independence Oil & LP Gas, Inc. delivered liquid propane, heating oil and kerosene to approximately 4,500 customers in North Carolina and Virginia. We created a new subsidiary and continue to serve the customers acquired in the acquisition and plan to expand to other customers within the region. Additionally where feasible, we plan to convert customers from their current source over to natural gas as the cost of natural gas is currently a cheaper and more reliable fuel source.

Competition

Natural Gas Operations

In our natural gas operations, we generally face competition in the distribution and sales of natural gas from suppliers of other fuels, including coal, electricity, oil and propane. Traditionally, the principal considerations affecting a customer’s selection of utility gas service over competing energy sources include service, price, equipment conversion costs, reliability, and ease of delivery. In addition, the type of equipment already installed in a business and residence significantly affects the customer’s choice of energy. However, with respect to the majority of our service territory, previously installed equipment is not an issue. Households in recent years have generally preferred the installation of natural gas and/or propane for space and water heating as an energy source.

In Montana and Ohio, the regulatory framework does not provide gas distribution companies with exclusive geographic service territories. In Maine, new territory and expansion is uncertified until a natural gas company builds a gas system in the community. Maine is an emerging natural gas market and new natural gas companies are entering the market. Alternative energy sources such as wood, electric, landfill gas, oil and propane continue to provide a competitive threat. However, in Montana, we have faced relatively little competition from other gas companies primarily because geographic barriers to entry make it cost-prohibitive for competitors to enter noncontiguous locations. By contrast, in Ohio, we face significant competition from larger natural gas companies where our service territories are contiguous to other gas distribution utilities.

The following table summarizes our major competitors by state.

State	Competition
Maine	Northern Utilities Inc., Maine Natural Gas, various fuel oil distributors, electric providers

Montana	Northwestern Energy, Montana-Dakota Utilities Co.

North Carolina	Various fuel oil distributors, electric providers

Ohio	Dominion East Ohio, Columbia Gas of Ohio, National Gas & Oil, various propane and fuel oil distributors, electric providers

Pennslvania	Various propane and fuel oil distributors, electric providers

Wyoming	Various propane distributors, electric providers

Our marketing and production operations compete principally with other natural gas marketing firms doing business in Montana and Wyoming.

Propane Operations

Our propane operations are in the states of North Carolina and Virginia. We generally face competition in the distribution and sales from suppliers of other fuels, including coal, electricity, natural gas and oil. Traditionally, the principal considerations affecting a customer’s selection over competing energy sources include service, price, equipment costs, reliability, and ease of delivery. In addition, the type of equipment already installed in a business or residence significantly affects the customer’s choice of energy. Households in recent years have generally preferred the installation of natural gas and/or propane for space and water heating as an energy source.

Gas Supply Marketers and Gas Supply Contracts

Our utilities purchase gas from various gas supply marketers. Jefferson Energy Trading has also been a significant gas supply marketer for our marketing and production subsidiary, EWR. Other gas supply marketers are also used by EWR from time to time. EWR also supplies itself with natural gas through the ownership of natural gas producing wells in operation in north central Montana. For more information, see the sections captioned “Marketing and Production” and “Natural Gas Operations”.

We purchase and store gas for distribution later in the year. We also enter into agreements to buy or sell gas at a fixed price. We may use such arrangements to protect profit margins on future obligations to deliver gas at a fixed price, or to attempt to protect against adverse effects of potential market price declines on future obligations to purchase gas at fixed prices.

Governmental Regulation

State Regulation

Our utility operations are subject to regulation by the MPUC, the MPSC, the NCUC, the PUCO, the PaPUC, and the WPSC. These authorities regulate many aspects of our distribution operations, including construction and maintenance of facilities, operations, safety, the rates we may charge customers, the terms of service to our customers and the rates of return we are allowed to realize. For additional discussion of our Natural Gas Operations segment’s rates and regulation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”.

Rate Regulation, Cost Recovery and Rate Cases

The various regulatory commissions approve rates intended to permit a reasonable rate of return on investment. Our tariffs allow gas cost to be recovered in full (barring a finding of imprudence) in regular (as often as monthly) rate adjustments. These pricing mechanisms have substantially reduced any delay between the incurrence and recovery of gas costs. Local distribution companies periodically file rate cases with state regulatory authorities to seek permission to increase rates. We monitor our need to file rate cases with state regulators for such rate increases for our retail gas and transportation services. Through these rate cases, we are able to adjust the prices we charge customers for selling and transporting natural gas. However, in connection with our acquisitions of Frontier Natural Gas and Bangor Gas Company, the NCUC and MPUC extended the rate plans in effect at the time of acquisition for these entities for a period of five years. The rate plans in these states are up for adjustment in October and December 2012, respectively, although the Maine rate plan does allow us to periodically increase and adjust our rates within certain parameters within our rate plan. We have started discussions with the NCUC and MPUC to identify if they have intentions to change the rate plans that are currently in place.

Maine

Our Maine operations generates revenue under tariffs regulated by the MPUC, and as in other states, our tariffs are generally structured to enable us to realize a sufficient rate of return on investment. However, our tariffs and permitted return are not based upon a “rate base” as in other states, but on an alternative market-based framework. Because heating oil and other alternative fuels are historically prevalent in Maine and because Bangor Gas Company entered the market in 1999 with few customers and sizeable start-up costs, the MPUC established a rate plan for Bangor Gas Company that was based upon the costs of distribution of alternative fuels. The goal of this alternative framework was to allow Bangor Gas Company to compete as a start-up gas utility with distributors of alternative fuels.

Accordingly, our rates include transportation charges and customer charges. Additionally, if our cumulative profits exceed certain levels, we are then subject to a revenue sharing mechanism. Bangor Gas Company has never exceeded that cumulative profit level, thus the revenue sharing mechanism has not been triggered.

Our Maine tariffs also include a purchased gas adjustment clause, which allows our operation to adjust rates monthly to recover changes in gas costs. We are also able to negotiate individual special contracts with transportation customers. In connection with our acquisition of Bangor Gas Company, the MPUC extended the ten-year rate plan that had been established in 1999 for Bangor Gas Company for an additional three years. The current rate plan in Maine is effective until December 2012. During this time, our current rate plan allows for certain periodic increases and adjustments to our tariffs.

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

North Carolina

Our North Carolina operations generate revenues under tariffs regulated by the NCUC. The tariffs are market based rates structured to enable us to be competitive in the market place and provide a sufficient rate of return. In connection with our acquisition of Frontier Natural Gas, Energy West and NCUC agreed to extend the rate plan in place at the time of the acquisition for a period of five years. Accordingly, the staff of the NCUC will not seek to reduce our rates during that period, and we cannot seek a rate increase in North Carolina during that time absent extraordinary circumstances. The North Carolina regulatory framework, however, incorporates a purchased-gas commodity cost adjustment mechanism that allows Frontier to adjust rates periodically to recover changes in its wholesale gas costs.

When the NCUC approved our acquisition of Frontier Natural Gas, it instituted a set of regulatory conditions including a rate moratorium for a period of five years and a reduction of its margin rates for residential and small general firm service by 10%. These rates are to be maintained through September 2012. The margin rate consists of the tariff rate less benchmark gas costs. We have started discussions with the NCUC and MPUC to identify if they have intentions to change the rate plans that are currently in place.

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

During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell’s rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included approximately $1,050,000 of costs and Orwell included an excess of approximately $1,100,000 of costs in the filings under audit. On October 26, 2011, the PUCO adopted and approved a Joint Stipulation that finalizes the adjustments for NEO and Orwell to approximately $1,100,000 and ($964,000), respectively. However, the Joint Stipulation modified the refund period for Orwell to one year as compared to two years as originally identified. We considered the modification to be material and sought rehearing. On December 22, 2011, the PUCO affirmed its Finding and Order requiring Orwell’s refund to be completed over twelve months.

In accordance with ASC 980, Regulated Operations, we recorded an adjustment of $1,050,000 and ($1,100,000) in our consolidated statements of income for NEO and Orwell, respectively. These adjustments appear on our consolidated balance sheet as part of “Recoverable cost of gas purchases” and “Over-recovered gas purchases”, respectively. We recorded the difference between the original estimates and the amounts approved in the Joint Stipulation during the year ended December 31, 2011.

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

Holding Company Reorganization and Ring-Fencing Measures

In August 2009, we implemented a holding company structure to reduce the limitations imposed on our utilities operations by state regulatory commissions, but those agencies may still place limitations on us with respect to certain corporate and financial activities. For example, as a condition to approving our holding company reorganization, the MPSC imposed ring-fencing measures under which our Maine, Montana, North Carolina and Wyoming natural gas operating subsidiaries must meet certain notice and financial requirements prior to paying dividends that are above certain financial thresholds or irregularly timed. Another condition of the MPSC’s approval was that our Maine and North Carolina utilities, which are currently subsidiaries of our Montana operating subsidiary Energy West, become subsidiaries of Gas Natural in the event Energy West refinances its debt. However, the MPUC subsequently conditioned its approval of the reorganization on the opportunity to approve, in advance, any such spin-out of the Maine utilities. We believe we would be able to obtain the MPUC’s approval of a spin-out when necessary, but we cannot predict what conditions, qualifications or limitations the MPUC would seek to impose as a condition to such an approval. We obtained the approval of the WPSC for our holding company reorganization in October 2008, but in connection with its approval of our acquisition of the Ohio and Pennsylvania utilities, the WPSC issued an order, affirmed on rehearing issued in November 2011, holding us subject to its general jurisdiction over public utilities. In December 2011, we timely filed a petition for review of the WPSC order in Laramie County, Wyoming District Court. We have filed our brief and believe that we have identified a strong basis for the reviewing court to reverse the jurisdictional order. Because the jurisdictional issue remains unresolved, we cannot predict whether or when the WPSC will assert jurisdiction over us in the future, including activities that take place at the holding company level. If the WPSC were to assert jurisdiction over us with respect to a potential acquisition, refinancing of debt or other significant transaction and deny a request by us for exemption with respect to the transaction, it could delay, hinder or prevent us from completing the transaction.

Certificated Territories and Franchise Agreements

In some states in our natural gas operations, local distribution companies are required to obtain certificates of public convenience or necessity from the state regulatory commissions before they may distribute gas in a particular geographic area. In addition, local distribution companies are often subject to franchise agreements entered into with local governments. While the number of local governments that require franchise agreements is diminishing historically, many of the local governments in our service areas still require them and could require us to cease our occupation of the streets and public grounds or prohibit us from extending our facilities into any new area of that city or community if a franchise agreement is not in effect. Accordingly, when and where franchise agreements are required, we enter into agreements for franchises with the cities and communities in which we operate authorizing us to place our facilities in the streets and public grounds, and we attempt to acquire or reacquire franchises whenever feasible.

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

Certificates of public convenience and necessity are required in Maine, North Carolina, Pennsylvania and Wyoming. In Maine, we have been granted the right by the MPUC to distribute gas in our service areas under certificates of public convenience and necessity. A currently certificated gas utility is not required to seek MPUC authority to serve in a municipality not served by another gas utility, but otherwise must seek MPUC approval to serve. In North Carolina, the right to distribute gas is regulated by the NCUC, which generally divides service territories by county, and we have been granted the right by the NCUC to distribute gas in the six counties in which we operate under certificates of public convenience and necessity from the NCUC. In Pennsylvania, our service territories are exclusive under certificates of public convenience and authority granted by PaPUC. In Wyoming, we have a certificate of public convenience and necessity granted by the WPSC for transportation and distribution covering the west side of the Big Horn Basin. Certificates of public convenience and necessity are not required in Ohio or Montana.

Franchise agreements are utilized in Montana, North Carolina and Wyoming. In Montana, we hold a franchise in the cities of Great Falls and West Yellowstone. In North Carolina, we have franchise agreements with all of the incorporated municipalities in the six counties certificated by NCUC to install and operate gas lines in those municipalities’ streets and right-of-ways. In Wyoming, we hold franchises in the cities of Cody and Meeteetse. We are not required to obtain franchise agreements for our operations in Maine, Ohio or Pennsylvania, although in Ohio non-exclusive franchise ordinances or agreements are permitted.

Federal Regulations

Our interstate natural gas operations are also subject to federal regulations with respect to rates, services, construction/maintenance and safety standards. This regulation plays a significant role in determining our profitability. Various aspects of the transportation of natural gas are also subject to, or affected by, federal regulation under the NGA, the Natural Gas Policy Act of 1978 and the Natural Gas Wellhead Decontrol Act of 1989. FERC is the federal agency vested with authority to regulate the interstate gas transportation industry. Among aspects of our business subject to FERC regulation, our Shoshone transmission pipeline is subject to certain FERC regulations applicable to interstate activities, including (among other things) regulations regarding rates charged. Our pipeline rates must be filed with FERC. The Shoshone pipeline has rates on file with FERC for firm and interruptible transportation that have been determined to be just and reasonable. The operations of the Shoshone pipeline are subject to certain standards of conduct established by FERC that require the Shoshone pipeline to operate separately from, and without sharing confidential business information with, EWR to the maximum extent practicable. In contrast, FERC has determined that our interstate pipeline and natural gas operations in Wyoming may share operating personnel so long as our natural gas operations in Wyoming do not market natural gas. Also, to the extent that our utilities have contracts for transportation and storage services under FERC-approved tariffs with interstate pipelines, our utilities are subject to FERC rules and regulations pertaining to those services. If we fail to follow applicable FERC rules and regulations, we may be subject to judgments, fines or penalties.

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

In 1999, we received approval from the Montana Department of Environmental Quality (“MDEQ”) for its plan for remediation of soil contaminants. We have completed remediation of soil contaminants and in April 2002 received a closure letter from MDEQ approving the completion of such remediation program.

We and our consultants continue to work with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve them. Although the MDEQ has not established guidance to attain a technical waiver, the EPA has developed such guidance. The EPA guidance lists factors which render remediation technically impracticable. We filed a request for a waiver respecting compliance with certain standards with the MDEQ. As of December 31, 2011 there has been no action on the waiver request by the MDEQ.

We incurred cumulative costs of approximately $2.1 million in connection with the evaluation and remediation of the site which the MPSC allowed for the recovery of these costs through a surcharge on customer bills. On February 2, 2010 the recovery was complete, no additional recovery has been requested and the recovery surcharge has been extinguished.

Remediation of North Carolina Diesel Fuel Site

Included as part of the acquisition of Independence, we identified a piece of property that encountered a diesel fuel spill and required environmental cleanup. This property is currently used as a storage facility for the diesel fuel and propane that is utilized in our daily operations. We completed our voluntary remediation of the soil contaminants at the property and plan to monitor the site for future contaminants.

We incurred approximately $75,000 to evaluate and remediate the site during 2011 and expect the on-going costs to be approximately $20,000 per year for the next two years.

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

Employees

We had a total of 240 employees as of December 31, 2011 of which, 194 are employed by our natural gas operations, 2 by our marketing and production operations, 25 by our propane operations, and 19 that spend time in all of the segments of operations. Our natural gas operations include 16 employees represented by two labor unions, the Laborers Union and Local Union No. 41. Negotiations were completed in June 2010 with the Laborers Union, with a contract in place until June 30, 2013. A three-year contract with Local Union No. 41 expires June 30, 2013. We believe our relationship with our employees and unions is good. We have 233 full time employees.

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

The MPUC, MPSC, NCUC, PUCO, PaPUC, WPSC and FERC regulate many aspects of our distribution and transmission operations. State regulatory agencies set the rates that we may charge customers, which effectively limits the rate of return we are permitted to realize. Our ability to obtain rate increases and rate supplements to maintain the current rate of return and/or recover costs depends upon regulatory discretion. There can be no assurance that we will be able to obtain rate increases or rate supplements or continue to receive the current authorized rates of return, which could negatively impact our financial condition and results of operations.

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

Our gas purchase practices are subject to annual reviews by state regulatory agencies (a PUCO review is currently pending) which could impact our earnings and cash flow.

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

The PUCO conducts gas recovery financial audits of gas utilities annually, and full reviews of gas purchasing practices and procedures every two years. Full reviews are currently underway for both NEO and Orwell. In the most recently completed audit, the PUCO adopted and approved a Joint Stipulation that approved the recovery of an under collection by NEO of approximately $1.1 million and an over collection by Orwell of approximately $964,000. We cannot predict whether the PUCO will allow us to recover all of the costs we seek to recover in the pending or future gas cost audit proceedings.

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

Storing and transporting natural gas and propane involves inherent risks that could cause us to incur significant financial losses.

There are inherent hazards and operation risks in gas and propane distribution activities, such as leaks, accidental explosions and mechanical problems that could cause the loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses to us. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and administrative proceedings that could result in substantial monetary judgments, fines or penalties against us. To the extent that the occurrence of any of these events is not fully covered by insurance, they could adversely affect our earnings and cash flow.

Our earnings and cash flow are sensitive to decreases in customer consumption resulting from warmer than normal temperatures and customer conservation.

Our natural gas and propane sales revenue is generated primarily through the sale and delivery of natural gas and propane to residential and commercial customers who use natural gas and propane mainly for space heating.

Consequently, temperatures have a significant impact on sales and revenue. Given the impact of weather on our utility operations, our business is a seasonal business. In addition, the average annual natural gas consumption of customers has been decreasing because, among other things, new homes and appliances are typically more energy efficient than older homes and appliances, and customers appear to be continuing a pattern of conserving energy by utilizing more energy efficient heating systems, insulation, alternative energy sources, and other energy savings devices and techniques. A mild winter, as well as continued or increased conservation, in any of our service areas can have a significant adverse impact on demand for natural gas and propane and, consequently, earnings and cash flow.

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

We compete with companies from various regions of the United States and may compete with foreign companies for domestic sales. Many of these companies are larger and have greater financial, technological, human and other resources than we do. Additionally, legislative and regulatory initiatives, at both the federal and state levels, are designed to promote competition. These challenges have been compounded by changes in the gas industry that have allowed certain customers to negotiate gas purchases directly with producers or brokers. We could lose market share or our profit margins may decline in the future if we are unable to remain competitive.

Our earnings and cash flow may be adversely affected by downturns in the economy.

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

As a result of the energy crisis in California during 2000 and 2001, the bankruptcy of some energy companies, and the volatility of natural gas prices in North America, companies in regulated and unregulated energy businesses have generally been under increased scrutiny by regulators, participants in the capital markets and debt rating agencies. In addition, the Financial Accounting Standards Board or the SEC may enact new accounting standards that could impact the way we are required to record revenue, expenses, assets and liabilities. In addition, state utility regulatory agencies could enact more stringent rules or standards with respect to rates, cost recovery, safety, construction, maintenance or other aspects of our operations. We cannot predict or control what effect proposed regulations, events in the energy markets or other future actions of regulatory agencies or others in response to such events may have on our earnings or access to the capital markets.

We acquired interests in our natural gas wells by quitclaim deed and cannot guarantee that we hold clear title to our interests or that our interests will not be challenged in the future.

We have an ownership interest in 160 natural gas producing wells in Montana, which provide our marketing and production operations a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells provided approximately 22% of the volume requirements for EWR’s Montana market for 2011. We acquired our interests in the wells in 2002 and 2003 by quitclaim deed conveying interests in certain oil and gas leases for the wells. Because the sellers conveyed their interests by quitclaim, we received no warranty or representation from them that they owned their interests free and clear from adverse claims by third parties or other title defects. We have no title insurance, guaranty or warranty for our interests in the wells. Further, the wells may be subject to prior, unregistered agreements, or transfers which have not been recorded.

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

Environmental regulations that may affect our present and future operations include regulation of air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals, and can result in increased capital expenditures and operating costs. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the outcome (financial or operational) of any related litigation that may arise.

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

We have a net deferred tax asset of $13.3 million and we cannot guarantee that we will be able to generate sufficient future taxable income to realize a significant portion of this net deferred tax asset, which could lead to a write-down (or even a loss) of the net deferred tax asset and adversely affect our operating results and financial position.

We recorded a net deferred tax asset as the result of our acquisitions of Frontier Natural Gas and Bangor Gas Company in 2007. This tax asset was $13.3 million at December 31, 2011. We may continue to depreciate approximately $82.0 million of Frontier and Bangor’s capital assets using the useful lives and rates employed by those companies, resulting in future potential federal and state income tax benefits over a 20-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit will be limited during the first five years following the acquisitions.

Management will reevaluate the valuation allowance each year on completion of updated estimates of taxable income for future periods, and will reduce the deferred tax asset by the new valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the recognized deferred tax assets. In addition, we cannot guarantee that we will be able to generate sufficient future taxable income to realize the $13.3 million net deferred tax asset over the remaining useful life of the asset. A write down in the deferred tax asset or expiration of the asset before it is utilized would adversely affect our operating results and financial position.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting, as well as attestation and reporting by independent auditors on our internal control over financial reporting as well as other control-related matters. Because we are currently a smaller reporting company, our independent auditors are not required to attest to our internal controls over financial reporting in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

The growth and success of our business will depend to a great extent on our ability to acquire new assets or business operations and to integrate the operations of businesses that we have recently acquired as well as those that we may acquire in the future. We cannot provide assurance that we will be able to:

•	identify suitable acquisition candidates or opportunities,

•	detect all actual and potential problems that may exist in the operations or financial condition of an acquisition candidate,

•	acquire assets or business operations on commercially acceptable terms,

•	effectively integrate the operations of any acquired assets or businesses with our existing operations,

•	manage effectively the combined operations of the acquired businesses,

•	achieve our operating and growth strategies with respect to the acquired assets or businesses,

•	reduce our overall selling, general, and administrative expenses associated with the acquired assets or businesses, or

•	comply with the internal control requirements of Section 404 as a result of an acquisition.

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we have acquired or may acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse affect on our business, financial condition, and operating results.

To the extent we are successful in making an acquisition, we may face a number of related risks.

Any acquisition may involve a number of risks, including the assumption of material liabilities, the terms and conditions of any state or federal regulatory approvals required for an acquisition, the diversion of management’s attention from the management of daily operations to the integration of acquired operations, difficulties in the integration and retention of employees and difficulties in the integration of different cultures and practices, as well as in the integration of broad and geographically dispersed personnel and operations. The failure to make and integrate acquisitions successfully could have an adverse effect on our ability to grow our business.

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

We cannot assure you that we will continue to pay dividends at our current monthly dividend rate or at all. In particular, our ability to pay dividends in the future will depend upon, among other things, our future earnings, cash requirements, state ring fencing provisions, and covenants under our existing credit facilities and any future credit agreements to which we may be a party. In addition, acquisitions funded by the issuance of our common stock increase the number of our shares outstanding and may make it more difficult to continue dividends at our current rate.

Like other small-cap companies, the price of our common stock can be volatile due to its relatively low trading volume, and sales of shares by our directors and officers could cause decreases in price.

As a smaller public company, our common stock typically has a lower trading volume than Fortune 500 companies and other larger public companies. As of December 31, 2011, our average daily volume for 2011 was 16,473 shares. This low trading volume may have a significant effect on the market price of our common stock. As of December 31, 2011, our directors and officers control 25.4% of our outstanding shares, which contributes to our low public float, and sales by those individuals could be perceived unfavorably in the market and adversely affect the price of the Company’s common stock. Also, Mr. Osborne has pledged his stock to secure various debts. If a default occurs on one or more of these obligations, the pledgees may seek to sell Mr. Osborne’s shares, which could adversely affect our stock price.

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

Provisions of our articles of incorporation and code of regulations and state utility laws and regulations, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. For example, our charter documents do not permit cumulative voting, allow the removal of directors only for cause, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings. Additionally, Ohio corporate law provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition” as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be made only if, at a special meeting of shareholders, the acquisition is approved by both a majority of our voting power represented at the meeting and a majority of the voting power remaining after excluding the combined voting of the “interested shares,” as defined in the Ohio Revised Code. Some takeover attempts may even be subject to approval by the Ohio Division of Securities or PUCO. The application of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

The value of our common stock may decline significantly if we do not maintain our listing on the NYSE Amex Equities stock exchange.

In addition to federal and state regulation of our utility operations and regulation by the SEC, we are subject to the listing requirements of NYSE Amex. NYSE Amex rules contain requirements with respect to corporate governance, communications with shareholders, the trading price of shares of our common stock, and various other matters. We believe we are in compliance with NYSE Amex listing requirements, but there can be no assurance that we will continue to meet those listing requirements in the future. If we fail to comply with listing requirements, NYSE Amex could de-list our stock. If our stock was de-listed from NYSE Amex, our shares would likely trade in the Over-The-Counter Bulletin Board, but the ability of our shareholders to sell our stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of the Company may be reduced. Further, because of the additional regulatory burdens imposed upon broker-dealers with respect to de-listed companies, delisting could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our stock.

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

We are a holding company with no direct operations and our principal assets are the equity securities of our subsidiary utilities. We rely on dividends from our subsidiaries for our cash flows, thus our ability to pay dividends to our shareholders and finance acquisitions depends on the ability of our subsidiaries to generate sufficient net income and cash flows to pay upstream dividends to us. Currently, as a result of covenants contained in the note purchase agreements with Sun Life, our Ohio subsidiaries are not able to distribute any funds to the holding company. The inability of our Ohio subsidiaries to distribute any funds to the holding company may impact our ability to pay dividends to our shareholders. Further, our subsidiaries are legally distinct from us, and although they are wholly-owned and controlled by us, our ability to obtain distributions from them by way of dividends, interest or other payments (including intercompany loans) is subject to restrictions imposed by their term loans and credit facilities (under which they are borrowers and we are a guarantor). For example:

•

we may cause our Maine, Montana, North Carolina and Wyoming operating subsidiaries to pay a dividend only if the dividend, when combined with dividends over the previous five years, would not exceed 75% of their net income over those years,

•

we may cause Ohio and Pennsylvania subsidiaries to distribute dividends only if the aggregate amount of all such dividends and any distributions, redemptions and repurchases for the fiscal year do not exceed 70% of the net income of the Ohio and Pennsylvania subsidiaries on a consolidated basis.

Additionally, as a condition to approving our holding company reorganization, the MPSC required that we stipulate to ring-fencing restrictions under which our Maine, Montana, North Carolina and Wyoming operating subsidiaries must meet certain notice and financial requirements prior to paying dividends that are above certain financial thresholds or irregularly timed. Similar ring-fencing provisions were recently approved by the WPSC as well.

These dividend restrictions, in addition to other financial covenants contained in the credit facilities and ring-fencing restrictions, place constraints on our business and may adversely affect our cash flow, liquidity and financial condition as well as our ability to finance acquisitions or pay dividends. Further, we may be required to comply with additional covenants. Failure to comply with financial covenants may result in the acceleration of the debt and foreclosure of our assets, which would have a material adverse effect on our business, earnings, cash flow, liquidity and financial condition. For further details on the financial covenants contained in the credit facilities, see “Restrictions on Payment of Dividends” in this Form 10-K.

The Wyoming Public Service Commission has asserted jurisdiction over Gas Natural’s activities, which could hinder, delay or prevent us from pursuing acquisitions and other transactions that are important to our short term and long term financial condition and growth.

We obtained the approval of the WPSC for our holding company reorganization in October 2008, but subsequently in connection with our acquisition of the Ohio operations, the WPSC issued an order, affirmed on rehearing issued in November 2011, holding us subject to its general jurisdictions over public utilities. In December 2011, we timely filed a Petition for Review of the WPSC order in the Laramie County, Wyoming District Court. We have filed our brief and believe that we have identified a strong basis for the reviewing court to reverse this jurisdictional order.

Because the jurisdictional issue remains unresolved, we cannot predict whether or when the WPSC will assert jurisdiction over us in the future, including activities that take place at the holding company level. If the WPSC continues to assert jurisdiction over us with respect to any potential acquisition, refinancing of debt or other significant transaction and denies a request by us for exemption with respect to the transaction, it could delay, hinder or prevent us from completing the transaction, negatively impacting our financial condition, results of operations, and growth.

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

We have entered into agreements and transactions in which our directors have a financial interest. For example, Richard M. Osborne, our chairman of the board and chief executive officer, owned nearly all of the stock of the Ohio companies we acquired in January 2010. The Ohio utilities are party to various leases, gas sales, transportation and metering agreements and other arrangements with entities owned and controlled by Mr. Osborne. The Ohio utilities are dependent upon pipelines owned by Mr. Osborne to transport gas to some of their customers. In the future we may enter into other additional related party transactions on a case by case basis. For more information on our related party transactions, see “Certain Relationships and Related Party Transactions” on page 23 of our definitive proxy statement for the 2011 annual meeting filed with the SEC on May 2, 2011.

ITEM 2. PROPERTIES.

MAINE

In Bangor, Maine, we lease two office buildings under long-term lease agreements. We have approximately 135 miles of transmission and distribution lines and related metering and regulating equipment in Maine.

MONTANA AND WYOMING

In Great Falls, Montana, we own an 11,000 square foot office building and a 3,000 square foot service and operating center (with various outbuildings), which supports day-to-day maintenance and construction operations. We own approximately 572 miles of underground distribution lines, or “mains,” and related metering and regulating equipment in Montana. In West Yellowstone, Montana, we own an office building and a liquefied natural gas plant. In the town of Cascade we own two large propane storage tanks. In Cut Bank, Montana we own an office building/operating center.

In Cody, Wyoming, we lease office and service buildings under long-term lease agreements. We own approximately 620 miles of transmission and distribution mains and related metering and regulating equipment, all of which are located in or around Cody, Meeteetse, and Ralston, Wyoming.

Our pipeline operations own two pipelines in Montana and Wyoming. One is currently being operated as a gathering system. The other pipeline is operating as a FERC regulated natural gas interstate transmission line. The pipelines extend from north of Cody, Wyoming to Warren, Montana.

NORTH CAROLINA AND VIRGINIA

Our North Carolina natural gas operations are headquartered in Elkin, North Carolina. We rented a 16,000 square foot building that has a combination of office, shop and warehouse space during 2011. On January 1, 2012, we completed construction of a 15,324 square foot building that has a combination of office, shop and warehouse space. We own approximately 411 miles of transmission and distribution lines and related metering and regulating equipment in North Carolina. In Boone, North Carolina, we lease an office building/operating center.

Our North Carolina propane operations are headquartered in West Jefferson, North Carolina. The 3,000 square foot space is rented as a combination of office building and operating center.

Our Virginia propane operations are headquartered in Independence, Virginia. The 3,600 square foot space is rented as a combination of office building and operating center.

OHIO AND WESTERN PENNSYLVANIA

The Company maintains facilities for its Ohio and Western Pennsylvania operations located in Lancaster, Strasburg and Orwell, Ohio. These facilities for office and service space are leased under various long-term lease agreements with related parties. In addition, we lease 11,000 square feet of office space in Mentor, Ohio that serves as the offices for our chief executive officer, chief financial officer and certain other personnel associated with our Ohio subsidiaries and our holding company operations under a three year lease agreement. We own approximately 1,056 miles of transmission and distribution lines and related metering and regulating equipment in Ohio and Western Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in lawsuits that have arisen in the ordinary course of business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

In 2010, Bangor Gas Company, our Maine utility asserted a claim against H.Q. Energy Services (US), Inc. (“HQ”) for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against us for reimbursement of certain transportation charges that HQ paid to a third party. The Parties agreed to arbitration and on September 1, 2011, the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to us. The arbitrators also ordered us to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay us for future fuel reimbursements for the remaining term of the agreement. On September 23, 2011, the arbitrators clarified their initial order to require HQ to reimburse us for the past transportation charges awarded by the arbitrators if the FERC determined that our payment of the transportation charges was not consistent with FERC policy. On November 10, 2011, the FERC’s Office of General Counsel issued a no-action letter indicating that the FERC staff could not assure us that the FERC would not recommend enforcement action if we made the payments to HQ required by the arbitration award. As a result, on November 30, 2011, we filed an action in the United States District Court, District of Maine against HQ seeking to vacate the arbitration award against us and confirm that portion of the award requiring HQ to return the transportation payments to us and obtain an award of past fuel reimbursements in addition to the prospective award made by the arbitrators. On March 1, 2012, the court issued an order confirming the arbitration award against us, rejecting our claim for past fuel costs and denying our claim for reimbursement of transportation charges on the grounds that the FERC no-action letter was not a final, binding finding by the FERC of the consistency of the payments with FERC policy. On March 30, 2012, we filed an action with the United States Court of Appeals for the First Circuit appealing the district court’s decision in its entirety. We intend to vigorously pursue our claim against HQ.

On April 15, 2011, Gas Natural and Richard M. Osborne, our Chairman and CEO, filed a lawsuit captioned “Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation,” Case No. 1:11-CV-744 which was filed in the U.S. District Court for the Northern District of Ohio. The lawsuit claims that Messrs. German, Cook, Gibson and Welch, as directors of Corning Natural Gas Corporation (“Corning”), breached their fiduciary duties to shareholders of Corning by (i) failing to maximize shareholder value in connection with our offers to acquire all of Corning’s outstanding shares of common stock and (ii) instituting a rights offering to dilute Mr. Osborne and our ownership of Corning.

Alternatively, the lawsuit provides for a derivative claim against the directors of Corning for the same conduct. We and Mr. Osborne sought to rescind the rights offering. Corning and the directors of Corning filed a motion to dismiss the lawsuit. The court granted the motion to dismiss on March 23, 2012.

In a related proceeding, on August 11, 2011, we filed a lawsuit against Corning in the Supreme Court of the State of New York, County of Steuben, to inspect the corporate books and records of Corning concerning the rights offering. On February 16, 2012, the court granted in part the petition of us to inspect the corporate books and records of Corning.

In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

OUR COMMON STOCK

Our common stock trades on the NYSE Amex under the symbol “EGAS”.

The following table sets forth, for the quarters indicated, the range of high and low prices of our common stock from the NYSE Amex Equities.

Year Ended 12/31/11	High	Low
First Quarter	$11.73	$10.40
Second Quarter	$11.83	$11.09
Third Quarter	$11.87	$10.54
Fourth Quarter	$11.42	$10.85

Year Ended 12/31/10	High	Low
First Quarter	$9.86	$9.30
Second Quarter	$11.85	$9.76
Third Quarter	$11.95	$9.86
Fourth Quarter	$11.21	$9.63

Holders of Record

As of March 22, 2012, there were approximately 298 record owners of our common stock. We estimate that approximately 6,700 additional shareholders own stock in accounts at brokerage firms and other financial institutions.

Dividend Policy

We paid a monthly dividend of $0.045 per share from January 2010 through December 2011.

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

For additional information on loan covenants and restrictions contained in our debt documents, please see “Management Discussion and Analysis of Financial Condition and Results of Operations – Capital Sources”.

Performance Graph

The graph below matches our cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Utilities index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011.

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

	Years Ended December 31,
($ in thousands, except share and per share)	2011	2010	2009
Summary of Operations:
Operating revenues	$99,217	$91,500	$71,454
Operating expenses:
Natural gas purchases	60,184	54,706	46,699
General and administrative	19,610	17,338	10,521
Maintenance	1,122	1,052	667
Depreciation and amortization	4,465	4,035	2,213
Accretion	142	128	41
Taxes other than income	3,452	3,162	2,250

Total operating expenses	88,975	80,421	62,391

Operating income	10,242	11,079	9,063

Other income (expense)	304	385	(976)

Total interest expense	(2,034)	(2,178)	(1,241)

Income before taxes	8,512	9,286	6,846

Income tax expense	(3,142)	(3,489)	(27)

Net income	$5,370	$5,797	$6,819

Earnings per common share - basic	$0.66	$0.92	$1.58
Earnings per common share - diluted	$0.66	$0.92	$1.58
Dividends per common share	$0.54	$0.56	$0.55
Weighted average common share outstanding - diluted	8,159,827	6,300,972	4,313,098

At Year End:
Current assets	$39,958	$41,738	$25,641
Total assets	156,411	137,728	78,626

Current liabilities	44,499	38,916	27,428

Total long-term debt	31,345	21,959	13,000
Total stockholders’ equity	74,772	73,702	35,688

Total capitalization	$106,117	$95,661	$48,688

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-K. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements”.

EXECUTIVE OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in six states and serving approximately 70,000 customers. Our natural gas utility subsidiaries are Bangor Gas Company (Maine), Brainard (Ohio), Cut Bank Gas (Montana), Energy West (Montana and Wyoming), Frontier Natural Gas (North Carolina), NEO (Ohio) and Orwell (Ohio and Pennsylvania). Our operations also include production and marketing of natural gas, gas pipeline transmission, gathering and propane operations. Approximately 91% of our revenues in 2011 were derived from our natural gas utility operations.

The following summarizes the critical events that impacted our results of operations in 2011:

•

We completed the acquisition of Independence, which delivers liquid propane, heating oil and kerosene to approximately 4,500 customers in North Carolina and Virginia. We plan to expand to other customers within the region. Additionally where feasible, we plan to convert customers from their current source over to natural gas as the cost of natural gas is currently a cheaper and more reliable fuel source. Included in our 2011 results in other income is a pre-tax gain on the bargain purchase of the assets of Independence of $980,000.

•

We acquired intrastate pipeline assets in Ohio and Kentucky and created Spelman, which is an intrastate pipeline regulated in Ohio. In Ohio, the assets include more than 140 miles of pipeline spanning almost a third of the state from Marion to Youngstown. Other Ohio assets are located in metropolitan and south suburban Cleveland. The Kentucky assets include more than 60 miles of right-of-way to the south of Louisville. Spelman intends to recondition and convert the Ohio pipelines to transport natural gas to new markets where natural gas service is currently not available, as well as to connect to markets served by our Ohio subsidiaries. The PUCO has approved Spelman’s transportation service tariff.

•

Gas Natural, NEO, Orwell and Brainard issued $15.3 million of senior notes to SunLife. In addition, Great Plains issued $3.0 million of senior notes with SunLife. The use of proceeds for the notes, among other things, extinguished existing amortizing bank debt and other existing indebtedness, funded $3.4 million for the 2011 capital program for Orwell and NEO, and replenished our treasuries for the previously announced repayment of maturing bank debt and transaction expenses.

•	We exercised the $10 million accordion feature on the revolving credit facility with Bank of America to increase the capacity from $20 million to $30 million.

For the year ended December 31, 2011 compared to the year ended December 31, 2010, we experienced growth in revenues and gross margin with a 7.4% decrease in net income. Net income was $5,370,000 for the year ended December 31, 2011 as compared to $5,797,000 for the year ended December 31, 2010. In 2011, we experienced increases in revenue and net income from our natural gas operations due primarily to customer growth and colder weather in most of our service territories. In addition, our newly-acquired propane operations reflected net income in 2011 primarily as the result of the pre-tax gain on the net assets purchased. These increases were offset by a decrease in net income in 2011 from our gas marketing and production operations as a result of lower revenues, gross margin and the impairment of our investment in unconsolidated affiliate. We also incurred an increased net loss from our corporate and other operations in 2011 as the 2010 period included dividends and gains on the sale of marketable securities that did not occur in 2011.

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

Our historical financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production, Pipeline Operations and Corporate and Other. In addition, our financial statements now reflect a new segment for Propane Operations as a result of our acquisition of Independence.

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

Regulatory Accounting

Our accounting policies historically reflect the effects of the rate-making process in accordance with Regulated Operations (ASC 980). Our regulated natural gas segment continues to be cost-of-service rate regulated, and we believe the application of ASC 980 to that segment continues to be appropriate. We must reaffirm this conclusion at each balance sheet date. If, as a result of a change in circumstances, we determine that the regulated natural gas segment no longer meets the criteria of regulatory accounting under ASC 980, that segment will have to discontinue regulatory accounting and write off the respective regulatory assets and liabilities.

The application of ASC 980 results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. In some cases, we record regulatory assets before we have received approval for recovery from the state regulatory agencies. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base this conclusion on certain factors, including changes in the regulatory environment, recent rate orders issued by regulatory agencies, and the status of any potential new legislation. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or for probable future refunds to customers. At December 31, 2011, our total regulatory assets were $3.9 million and our total regulatory liabilities were $2.4 million. A write-off of the regulatory assets and liabilities could have a material impact on our consolidated financial statements.

Our natural gas segment contains regulated utility businesses in the states of Maine, Montana, North Carolina, Ohio, Pennsylvania, and Wyoming and the regulation varies from state to state. If future recovery of costs, in any such jurisdiction, ceases to be probable, we would be required to charge these assets to current earnings. However, there are no current or expected proposals or changes in the regulatory environment that impact the probability of future recovery of these assets. In addition, deregulation would be a change that occurs over time, due to legal processes and procedures, which could moderate the impact to our consolidated financial statements.

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

During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell’s rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included approximately $1,050,000 of costs and Orwell included an excess of approximately $1,100,000 of costs in the filings under audit. On October 26, 2011, the PUCO adopted and approved a Joint Stipulation that finalizes the adjustments for NEO and Orwell to approximately $1,100,000 and ($964,000), respectively. However, the Joint Stipulation modified the refund period for Orwell to one year as compared to two years as originally identified. We considered the modification to be material and sought rehearing. On December 22, 2011, the PUCO affirmed its Finding and Order requiring Orwell’s refund to be completed over twelve months.

In accordance with ASC 980, Regulated Operations, we recorded an adjustment of $1,050,000 and ($1,100,000) in our consolidated statements of income for NEO and Orwell, respectively. These adjustments appear on our consolidated balance sheet as part of “Recoverable cost of gas purchases” and “Over-recovered gas purchases”, respectively. We recorded the difference between the original estimates and the amounts approved in the Joint Stipulation during the year ended December 31, 2011.

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

Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed. Likewise, the associated gas costs are recorded as cost of revenue and a payable and the prior month’s estimate is reversed. Actual price and usage patterns may vary from these assumptions and may impact revenues recognized and costs recorded. The critical component of calculating unbilled revenue is estimating the usage on a calendar month basis. Our estimated volumes used in the unbilled revenue calculation have varied from our actual monthly metered volumes by less than plus or minus 10% on December 31, 2011 and December 31, 2010. A variance of 10% on our gross margin from unbilled revenue at December 31, 2011 would have been plus or minus $134,000.

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

We have a deferred tax asset of approximately $13.3 million as of December 31, 2011 related to the carryover tax basis of Frontier Utilities and Penobscot Natural Gas. The $13.3 million deferred tax asset relates to acquisitions of these two subsidiaries during 2007. The carryover tax basis is subject to Section 382 of the Internal Revenue Code. Due to limitations imposed under Section 382, our tax depreciation is limited in tax years 2007 through 2011. We have approximately $35.6 million of carryover tax basis as of December 31, 2011. Starting in 2012, we will recognize potential future federal and state income tax benefits of approximately $13.3 million over the remaining life of the carryover tax basis of the assets. For the federal income tax purposes, we concluded that the realization of the deferred tax asset associated with the carryover tax basis will be realized in future reporting periods based on future taxable income projections. For state income tax purposes, we concluded that the realization of the deferred tax asset associated with the carryover tax basis will not be realized, due to state net operating loss carryovers and future state taxable income projections. As such, management has placed a valuation allowance of approximately $1.7 million on the state deferred tax assets associated with the carryover tax basis of its subsidiaries acquired during 2007.

Management will reevaluate the valuation allowance each year based on future taxable income projections, and will adjust the deferred tax asset valuation allowance, if based on the weight of available evidence, it is more-likely-than- not, that we will realize some portion or all of the deferred tax assets. If the projections indicate that we are unable to use all or a portion of the net deferred tax assets, we will adjust the valuation allowance to income tax expense (benefit). The valuation allowance is based on projections of our taxable income in future reporting years. Based on future taxable income projections, our state net operating losses will not be realized, as such, management has placed a valuation allowance of approximately $2.7 million on the state deferred tax asset associated with state net operating losses.

For the federal tax portion, there is one year remaining of the five year Internal Revenue Code limitation period discussed above. We estimate that approximately 5% of the tax benefit will be available to us during this one year period. Based on our estimates of taxable income, we project that we will recover approximately 93% of the benefit in the following nine years, with 2% recovered in small increments in the remaining years. Based on this analysis, we believe that a valuation allowance on the federal portion of the benefit is not necessary. Failure to achieve projected levels of profitability could lead to a write-down in the deferred tax asset if the recovery period becomes uncertain or longer than expected and could also lead to the expiration of the deferred tax asset between now and 2029, either of which would adversely affect our operating results and financial position.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which is completed in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

EARNINGS

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Net Income — Net income for the year ended December 31, 2011 was $5,370,000 or $0.66 per diluted share, compared to $5,797,000 or $0.92 per diluted share for the year ended December 31, 2010, a decrease of $427,000. Net income from our natural gas operations increased by $140,000, due primarily to customer growth and colder weather in most of our service territories, which led to increased revenues and gross margin. Net income from our gas marketing and production operations decreased by $403,000 as a result of lower revenues, gross margin and the impairment of our investment in unconsolidated affiliate. These decreases were offset by an expense of $440,000 included in the year ended December 31, 2010 related to the conclusion of the lawsuit with Shelby Gas Association. Net income from our pipeline operations increased by $9,000. Our propane operations were acquired on August 1, 2011 and returned net income of $255,000, primarily the result of the pre-tax gain of $955,000 on the net assets purchased. Net loss from our corporate and other operations increased by $428,000 as the 2010 period included dividends and gains on the sale of marketable securities that did not occur in 2011. Our secondary public offering in November 2010 resulted in 2.075 million additional shares outstanding and leads to the dilutive effect on the per share amounts in 2011 compared to 2010.

Revenues — Revenues increased by $7.7 million to $99,217,000 for the year ended December 31, 2011 compared to $91,500,000 for the same period in 2010. The increase was primarily attributable to a natural gas revenue increase of $6,387,000 due to increased customers and colder weather in the majority of the markets we serve. In addition, revenue was recognized for the first time from our propane operations segment of $3,015,000. These increases were partly offset by a decrease in our marketing and production operation’s revenue of $1,676,000 caused by a reduction in sales due to the widening of the unfavorable differential between the AECO and CIG natural gas indices and lower production volumes from our natural gas wells.

Gross Margin — Gross margin increased by $2.2 million to $39,034,000 for the year ended December 31, 2011 compared to $36,794,000 for the same period in 2010. Our natural gas operation’s margins increased $2,246,000, due to the increased customers and colder weather and our propane operations returned gross margin of $320,000. Gross margin from our marketing and production operations decreased $318,000, due to the reduced sales in our marketing operation and lower volumes produced from our natural gas wells.

Operating Expenses — Operating expenses, other than cost of sales, increased by $3.1 million to $28,791,000 for the year ended December 31, 2011 compared to $25,715,000 for the same period in 2010. Operating expenses in natural gas operations increased by $2,122,000 due primarily to increases in corporate expenses not included in the corporate and other segment of $658,000, professional outside services of $692,000, depreciation due to the increases in capital expenditures of $309,000, and expenses associated with the operation of the Spelman Pipeline of $171,000. Propane operations incurred operating expenses of $786,000 and the corporate and other segment increased by $134,000.

Loss from Unconsolidated Affiliate — Loss from unconsolidated affiliate increased by $683,000 to $877,000 for the year ended December 31, 2011 compared to $194,000 for the same period in 2010. The increase is the result of an impairment charge recognized during the year of $790,000.

Other Income, net — Other income decreased by $353,000 to $225,000 for the year ended December 31, 2011 compared to $578,000 for the same period in 2010. The decrease is a result of the following: (1) other income from natural gas operations decreased by $233,000 due primarily to decreased revenue from service sales in our Maine and Ohio markets; (2) propane operations posted other income of $50,000, excluding the $955,000 of gain on bargain purchase; (3) the 2010 period included expense from the conclusion of the lawsuit with Shelby Gas Association of $440,000; and (4) our corporate and other segment posted other expense of $463,000 in 2011 compared to other income in 2010 of $147,000, resulting in an increase in costs of $610,000.

Gain on Bargain Purchase — The gain on bargain purchase is the result of the pre-tax gain of $980,000 due to the purchase of Independence Oil & LP Gas, Inc.

Interest Expense — Interest expense decreased by $144,000 to $2,034,000 for the year ended December 31, 2011 compared to $2,178,000 for the same period in 2010. Our Ohio and Pennsylvania utilities repaid a portion of their debt in November 2010 and did not enter into new financing arrangements until May 2011 resulting in less average debt outstanding in the year ended December 31, 2011, which resulted in lower interest expense.

Income Tax Expense — Income tax expense decreased by $347,000 to $3,142,000 for the year ended December 31, 2011 compared to $3,489,000 for the same period in 2010. The decrease of $290,000 is due to the effects of lower pre-tax income in 2011 and $233,000 related to changes in the effective tax rate. The 2011 and 2010 periods each included a tax benefit from the true-up to the prior year’s tax return of $329,000 and $506,000, respectively, accounting for an offsetting $177,000 increase.

Net Income by Service Area

The components of net income (loss) for 2011 and 2010 are:

	Years Ended December 31,
($ in thousands)	2011	2010

Natural Gas Operations
Energy West Montana (MT)	$1,493	$937
Energy West Wyoming (WY)	367	284
Frontier Natural Gas (NC)	1,510	2,350
Bangor Gas (ME)	1,725	1,210
Ohio Companies (OH)	721	893
Gas Natural Energy Solutions	(2)	-

Total Natural Gas Operations	$5,814	$5,674
Marketing & Production Operations	(287)	116
Pipeline Operations	162	153
Propane Operations	255	-

	5,944	5,943
Corporate & Other	(574)	(146)

Consolidated Net Income	$5,370	$5,797

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Years Ended December 31,
($ in thousands)	2011	2010

Natural Gas Operations
Operating revenues	$89,995	$83,608
Gas Purchased	53,018	48,877

Gross Margin	36,977	34,731
Operating expenses	26,804	24,682

Operating income	10,173	10,049
Other income	639	872

Income before interest and taxes	10,812	10,921
Interest expense	(1,926)	(2,086)

Income before income taxes	8,886	8,835
Income tax expense	(3,072)	(3,161)

Net Income	$5,814	$5,674

Operating Revenues

	Years Ended December 31,
($ in thousands)	2011	2010
Full Service Distribution Revenues
Residential	$41,219	$40,087
Commercial	37,314	32,713
Industrial	895	712
Other	172	262

Total full service distribution	79,600	73,774

Transportation	9,244	8,683
Bucksport	1,151	1,151

Total operating revenues	$89,995	$83,608

Utility Throughput

	Years Ended December 31,
(in million cubic feet (MMcf))	2011	2010

Full Service Distribution
Residential	4,644	4,401
Commercial	4,552	3,885
Industrial	150	129

Total full service	9,346	8,415

Transportation	9,050	7,334
Bucksport	13,925	14,500

Total Volumes	32,321	30,249

Heating Degree Days

A heating degree day is a measure of coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.

		Years Ended December 31,		Percent (Warmer) Colder 2011 Compared to
	Normal	2011	2010	Normal	2010
Great Falls, MT	7,576	7,800	7,611	2.96%	2.48%
Cody, WY	6,925	7,434	7,253	7.35%	2.50%
Bangor, ME	7,676	7,267	6,543	(5.33%)	11.07%
Elkin, NC	3,963	3,901	4,101	(1.56%)	(4.88%)
Youngstown, OH	6,522	6,024	5,988	(7.64%)	0.60%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Revenues and Gross Margin

Revenues increased by $6,387,000 to $89,995,000 for the year ended December 31, 2011 compared to $83,608,000 for the same period in 2010. This increase is the result of the following factors:

1)	Revenue from our Montana and Wyoming markets increased $2,538,000 on a volume increase of 428 MMcf in the year ended December 31, 2011 compared to the year ended December 31, 2010.
2)	Revenue from our Maine and North Carolina markets increased by $2,699,000 also on a volume increase from full service and transportation customers of 428 MMcf in 2011 compared to 2010.
3)	Revenues from our Ohio market increased $1,150,000 on a volume increase in 2011 of 1,791 MMcf to full service and transportation customers compared to 2010.

Gas purchased increased by $4,141,000 to $53,018,000 for the year ended December 31, 2011 compared to $48,877,000 for the same period in 2010. The increase is due primarily to increased sales volumes in all of our markets in 2011 compared to 2010, offset slightly by adjustments related to the conclusion of the PUCO gas cost recovery audits of NEO and Orwell. The adjustments were decreases of $50,000 and $136,000, respectively. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various public utility commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $2,246,000 to $36,977,000 for the year ended December 31, 2011 compared to $34,731,000 for the same period in 2010. The increase in customers and colder weather in the majority of our service areas are the primary drivers of the increase. Maine and North Carolina accounted for $1,401,000 of the increase, Ohio for $541,000, and Montana and Wyoming for $304,000.

Earnings

The Natural Gas Operations segment’s income for the year ended December 31, 2011 was $5.8 million, or $0.71 per diluted share, compared to $5.7 million or $0.90 per diluted share for the year ended December 31, 2010.

Operating expenses increased by $2,122,000 to $26,804,000 for the year ended December 31, 2011 compared to $24,682,000 for the same period in 2010. The increase is due primarily to increases in professional outside services of $692,000, allocated overhead costs of $658,000, depreciation due to the increases in capital expenditures of $309,000, and expenses associated with the operation of the Spelman Pipeline of $171,000.

Other income decreased by $233,000 to $639,000 for the year ended December 31, 2011 compared to $872,000 for the same period in 2010 due primarily to decreased revenue from service sales in our Montana market.

Interest expense decreased by $160,000 to $1,926,000 for the year ended December 31, 2011 compared to $2,086,000 for the same period in 2010.

Income tax expense decreased by $38,000 to $3,072,000 for the year ended December 31, 2011 compared to $3,161,000 for the same period in 2010. The decrease is related to changes in the effective tax rate of $97,000 as well as the difference in true-ups with the prior year’s tax return of $12,000. Offsetting these decreases is an increase of $19,000 related to the higher pre-tax income in 2011.

MARKETING AND PRODUCTION

Income Statement

	Years Ended December 31,
($ in thousands)	2011	2010

Marketing and Production
Operating revenues	$5,790	$7,466
Gas Purchased	4,471	5,829

Gross Margin	1,319	1,637
Operating expenses	873	780

Operating income	446	857
Other income (loss)	(877)	(635)

Income before interest and taxes	(431)	222
Interest expense	(88)	(67)

Income before income taxes	(519)	155
Income tax benefit (expense)	232	(39)

Net Income (Loss)	$(287)	$116

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Revenues and Gross Margin

Revenues decreased by $1,676,000 to $5,790,000 for the year ended December 31, 2011 compared to $7,466,000 for the same period in 2010. A decrease of $1,536,000 is caused primarily by the widening of the unfavorable differential between the AECO and CIG Rockies natural gas indexes, leading to lower sales in the first half of 2011 as compared to the first half of 2010. Production revenues decreased by $140,000 due to lower volumes produced and a lower prices received for these volumes.

Gross margin decreased by $318,000 to $1,319,000 for the year ended December 31, 2011 compared to $1,637,000 for the same period in 2010. Gross margin decreased by $285,000 due to lower sales in our marketing operation and by $33,000 from lower volumes produced from our natural gas wells.

Earnings

The Marketing and Production segment’s loss for the year ended December 31, 2011 was $287,000, or $0.04 per diluted share, compared to income of $116,000 or $0.02 per diluted share for the year ended December 31, 2010.

Operating expenses increased by $93,000 to $873,000 for the year ended December 31, 2011 compared to $780,000 for the same period in 2010.

Other income (loss) increased by $242,000 to a loss of $877,000 for the year ended December 31, 2011 compared to a loss of $635,000 for the same period in 2010. The loss from unconsolidated affiliate in 2011 includes an impairment charge of $790,000 that was not included in 2010, offset by the 2010 period included expense from the conclusion of the lawsuit with Shelby Gas Association of $440,000.

Income tax benefit (expense) decreased by $271,000 to a benefit of $232,000 for the year ended December 31, 2011 compared to an expense of $39,000 for the same period in 2010. The decrease is due to changes in the effective tax rate of $262,000 and related to the pre-tax loss in 2011 versus pre-tax income in 2010 of $253,000. Offsetting these decreases is an increase of $243,000 related to the difference in true-ups with the prior year’s tax return.

PIPELINE OPERATIONS

Income Statement

	Years Ended December 31,
($ in thousands)	2011	2010

Pipeline Operations
Operating revenues	$418	$427
Gas Purchased	-	-

Gross Margin	418	427
Operating expenses	172	230

Operating income	246	197
Other income	-	-

Income before interest and taxes	246	197
Interest expense	(16)	(26)

Income before income taxes	230	171
Income tax expense	(68)	(18)

Net Income	$162	$153

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Net income increased by $19,000 to $162,000 for the year ended December 31, 2011 compared to $153,000 for the same period in 2010. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

PROPANE OPERATIONS

Income Statement

	Years Ended December 31,
($ in thousands)	2011	2010

Propane Operations
Operating revenues	$3,015	$-
Gas Purchased	2,695	-

Gross Margin	320	-
Operating expenses	786	-

Operating income (loss)	(466)	-
Other income	1,005	-

Income before interest and taxes	539	-
Interest expense	-	-

Income before income taxes	539	-
Income tax expense	(284)	-

Net Income	$255	$-

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The propane operations were acquired on August 1, 2011 therefore the financial results only reflect the 5 months of current year operations and there are no comparative amounts for 2010. Net income was $255,000, or $0.03 per diluted share for the year ended December 31, 2011. Included in the 2011 results in other income is a pre-tax gain on the bargain purchase of the assets of Independence Oil & LP Gas, Inc. of $955,000.

CORPORATE AND OTHER

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Years Ended December 31,
($ in thousands)	2011	2010

Corporate and Other
Operating revenues	$-	$-
Gas Purchased	-	-

Gross Margin	-	-
Operating expenses	157	23

Operating income (loss)	(157)	(23)
Other income (loss)	(463)	147

Income before interest and taxes	(620)	124
Interest expense	(3)	-

Income before income taxes	(623)	124
Income tax benefit (expense)	49	(270)

Net Loss	$(574)	$(146)

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Results of corporate and other operations for the year ended December 31, 2011 include administrative costs of $227,000, costs related to acquisition activities of $403,000, interest expense of $3,000, offset by interest income of $10,000, for a pre-tax loss of $623,000. The income tax benefit was $49,000 and consisted of a benefit of $234,000 related to the pre-tax loss, offset by an increase related to year-end allocation adjustments of $181,000 and an increase related to the difference in true-ups with the prior year’s tax return of $4,000. The end result is a net loss of $574,000.

Results of corporate and other operations for the year ended December 31, 2010 include dividends from marketable securities of $133,000, interest income of $9,000, and gains on the sale of marketable equity securities of $159,000, offset by administrative costs of $23,000 and costs related to acquisition activities of $154,000. Income tax expense totaled $270,000 and consisted of expense related to pre-tax income of $46,000, expense resulting from the true-up of income tax expense to our filed 2009 income tax return totals $101,000 and year-end adjustments related to changes in our overall effective tax rate of $123,000. The end result is a net loss of $146,000.

CAPITAL SOURCES AND LIQUIDITY

Sources and Uses of Cash

Operating activities provide our primary source of cash. At December 31, 2011 and 2010, we had approximately $10.5 million and $13.0 million of cash on hand, respectively. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, accretion, deferred income taxes and changes in working capital.

Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $23.2 million and $18.2 million at December 31, 2011 and 2010, respectively. This change in our cash position is primarily due to increases in our capital expenditures due to expansion in our Maine and North Carolina markets.

We made capital expenditures for continuing operations of $23.2 million and $8.5 million for the years ended December 31, 2011 and 2010, respectively, including $3.3 million related to the Spelman Pipeline acquisition in April 2011. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.4 million and $22.9 million at December 31, 2011 and December 31, 2010, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $10.5 million at December 31, 2011, compared to $13.0 million at December 31, 2010.

	For the Years Ended December 31,
	2011	2010
Cash provided by operating activities	$14,896,000	$6,727,000
Cash used in investing activities	(25,011,000)	(4,424,000)
Cash provided by financing activities	7,593,000	7,972,000

Increase (decrease) in cash	$(2,522,000)	$10,275,000

OPERATING CASH FLOW

For the year ended December 31, 2011, cash provided by operating activities increased by $8.2 million as compared to the year ended December 31, 2010. Major items affecting operating cash included a decrease in accounts receivable collections of $3.2 million, a $3.9 million increase in collections of recoverable costs of gas, a $3.5 million increase in other liabilities based on the accrued taxes other than income, a $2.2 million decrease in payments on accounts payable, a $1.3 million increase in unbilled revenue, and a $1.4 million increase in net deferred taxes.

INVESTING CASH FLOW

For the year ended December 31, 2011, cash used in investing activities increased by $20.6 million as compared to the year ended December 31, 2010. This is primarily due to increased construction expenditures of $14.7 million, including expenditures of $3.3 million in 2011 for the acquisition of Spelman Pipeline, $1.4 million related to acquisition of the net assets of Independence Oil & LP Gas, Inc. in August 2011, and a decrease in the proceeds from sale of marketable securities of $4.2 million.

Capital Expenditures

Our capital expenditures for continuing operations totaled $23.2 million and $8.5 million for the years ended December 31, 2011 and 2010, respectively, including $3.3 million related to the Spelman Pipeline acquisition in April 2011. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

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

The table below details our capital expenditures for the years ended December 31, 2011 and 2010 and provides an estimate of future cash requirements for the year ended December 31, 2012:

	Years Ended December 31,		Estimated Future Cash Requirements for December 31, 2012
($ in thousands)	2011	2010
Natural Gas Operations	$22,496	$8,490	$15,275
Marketing and Production	-	-	-
Pipeline Operations	19	-	-
Propane Operations	583	-	950
Corporate and Other	108	33	1,250

Total Capital Expenditures	$23,206	$8,523	$17,475

FINANCING CASH FLOW

For the year ended December 31, 2011, cash provided by financing activities decreased by $379,000 as compared with the year ended December 31, 2010. The closing of the SunLife transaction increased proceeds from long term debt by $18.3 million, along with a corresponding increase in repayments of notes payable to pay off existing debt of $8.9 million. The SunLife transaction required debt service reserve accounts to be created in the amount of $950,000 to cover one year of interest payments. We are not able to use these funds in the debt service reserve accounts for our operating cash needs. Other items include an increase of $498,000 in debt issuance costs, a $950,000 increase in dividends paid as a result of the secondary offering in November 2010 and an increase in the net line of credit proceeds of $5.1 million.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $23.2 million and $18.2 million at December 31, 2011 and 2010, respectively. We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.4 million and $22.9 million at December 31, 2011, and 2010, respectively, including the amount due within one year.

Secondary Public Offering

In November 2010, Gas Natural completed a 2.415 million share secondary public offering. Of these shares, 340,000 were selling shareholder shares and 2.075 million were primary shares. The primary shares sold by Gas Natural include a full exercise of the over-allotment option. Gas Natural did not receive any of the proceeds from the selling shareholder shares. Net proceeds to Gas Natural were approximately $19.0 million after sales concessions, underwriting expenses, and deal expenses. The primary uses of proceeds are for investment in utility operations as we continue to expand our organic footprint. Additionally, proceeds were used to repay debt of our Ohio and Pennsylvania utilities.

In November 2010, NEO repaid upon maturity a line of credit with Citizens Bank, N.A. (“Citizens”) in the amount of $2.1 million and Orwell repaid upon maturity a line of credit with The Huntington National Bank,

N.A. (“Huntington”) in the amount of $1.5 million and a term loan with Huntington in the amount of $4.1 million. These loans were secured by all assets of our Ohio subsidiaries, as well as a personal guarantee from our chairman and CEO. These three instruments matured at the end of November 2010. These loans were repaid and extinguished with no ability to redraw at this time. In addition to these loans that had a pending maturity date, a related party demand note was also repaid in November 2010. Lightning, the intermediate holding company for Orwell, had a $2.0 million unsecured demand note payable with our chairman and CEO, which was repaid in November of 2010, including accrued interest.

Citizens Bank Term Loans

In connection with the acquisition of our Ohio subsidiaries, NEO and Great Plains each entered amendments to its credit facility with Citizens. The credit facility consisted of a revolving line of credit and term loan to NEO and two other term loans to Great Plains. Each amendment was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guaranteed each loan. Mr. Osborne guaranteed each loan both individually and as trustee of the Osborne Trust, and Great Plains guaranteed NEO’s revolving line of credit and term loans.

Our Ohio subsidiaries had term loans with Citizens in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the years ended December 31, 2011 and 2010, the weighted average interest rate on the term loans was 5.00%, resulting in $156,022 and $479,384 of interest expense, respectively.

The term loans were paid off on May 3, 2011.

The following discussion describes our credit facilities as of December 31, 2011.

SunLife Assurance Company of Canada

On May 2, 2011, Gas Natural, NEO, Orwell and Brainard issued $15.334 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”) and Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with SunLife Assurance Company of Canada (“SunLife”). Approximately $615,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the note.

The Fixed Rate Note, in the amount of $15.334 million, is a joint obligation of Gas Natural, NEO, Orwell and Brainard and is guaranteed by Gas Natural, Lightning Pipeline and Great Plains. Prepayment of this note prior to maturity is subject to a 50 basis point make-whole premium.

The Floating Rate Note, in the amount of $3.0 million, is an obligation of Great Plains and is guaranteed by Gas Natural. The note is priced at a fixed spread of 385 basis points over three month LIBOR. Pricing for this note will reset on a quarterly basis to the then current yield of three month LIBOR. Prepayment of this note prior to maturity is at par.

Each of the notes is governed by a note purchase agreement. Concurrent with the funding and closing of the notes, which occurred on May 3, 2011, the parties executed amended note purchase agreements that are substantially the same as the note purchase agreements executed on November 2, 2010.

The use of proceeds for the notes extinguished existing amortizing bank debt and other existing indebtedness, funded $3.4 million for the 2011 capital program for Orwell and NEO, established two debt service reserve accounts in the amount of $950,000, and replenished the Company’s treasuries for the previously announced repayment of maturing bank debt and transaction expenses. The capital program funds and debt service reserve accounts are in interest bearing accounts and included in restricted cash.

Payments for both notes prior to maturity are interest-only.

For the year ended December 31, 2011, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $549,979 of interest expense. For the year ended December 31, 2011, the weighted average interest rate on the Floating Rate Note was 4.16%, resulting in $83,075 of interest expense.

For the year ended December 31, 2011, we breached a financial covenant under the note purchase agreements when our Ohio subsidiaries made restricted payments in the form of dividends to the holding company in excess of the amounts permissible under the note purchase agreements. In addition, we did not timely notify Sun Life of certain of our newly-formed subsidiaries which were required to be obligors under the note purchase agreements. Our failure to timely notify Sun Life constituted a breach of the note purchase agreements. We requested that Sun Life waive these breaches and amend the financial covenants.

On April 9, 2012, we entered into a waiver and amendment of the note purchase agreements. Pursuant to the amendments, Sun Life waived its rights and remedies of our breaches of the covenants described above. The amendments also provide that any cash dividends, distributions, redemptions or repurchases of our common stock may be made by our Ohio subsidiaries to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of our Ohio subsidiaries for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. Currently, we do not expect our Ohio subsidiaries to be able to pay a dividend to holding company until the fourth quarter of 2012. The inability of our Ohio subsidiaries to pay a dividend to the holding company may impact our ability to pay a dividend to our shareholders. In addition, we have agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing.

The notes require that we maintain, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense, determined in accordance with GAAP. The interest coverage ratio is measured with respect to our Ohio subsidiaries on a consolidated basis and also with respect to Gas Natural and all of our subsidiaries on a consolidated basis. The notes also require that we do not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for our Ohio subsidiaries and again on a consolidated basis with respect to Gas Natural and all of our subsidiaries.

Additionally, cash dividends, distributions, redemptions or repurchases of our common stock may be made by our Ohio subsidiaries to their respective parent companies only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of our Ohio subsidiaries (determined on a consolidated basis and in accordance with GAAP) and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made.

We are prohibited from creating, assuming or incurring additional indebtedness except for (i) obligations under certain financing agreements, (ii) indebtedness incurred under certain capitalized leases and purchase money obligations not to exceed $500,000 at any one time outstanding, (iii) indebtedness outstanding as of March 31, 2011, (iv) certain unsecured intercompany indebtedness and (v) certain other indebtedness permitted under the notes.

The notes prohibit us from selling or otherwise transferring assets except in the ordinary course of business and to the extent such sales or transfers, in the aggregate, over each rolling twelve month period, do not exceed 1% of our total assets. Generally, we may consummate a merger or consolidation if there is no event of default and the provisions of the notes are assumed by the surviving or continuing corporation. We are also generally limited in making acquisitions in excess of 10% of our total assets.

Bank of America

Energy West has a revolving credit facility that includes an annual commitment fee equal to 0.20% of the unused portion of the facility and interest on amounts outstanding at the monthly LIBOR plus 120 to 145 basis points for interest periods selected by us.

On November 2, 2011, we exercised the $10 million accordion feature on the revolving credit facility with Bank of America to increase the capacity from $20 million to $30 million. The expanded credit facility changes the annual commitment fee equal to a range of 0.25% to 0.45% of the unused portion of the facility and interest on amounts outstanding at the monthly LIBOR plus 175 to 225 basis points. The other terms of the agreement remain the same, including the expiration of the credit facility on June 29, 2012.

The following table represents borrowings under the Bank of America revolving line of credit for each of the fiscal quarters in the years ended December 31, 2011 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011
Minimum borrowing	$9,700,000	$8,390,000	$10,140,000	$17,600,000
Maximum borrowing	$18,150,000	$11,840,000	$17,600,000	$23,160,000
Average borrowing	$13,852,000	$9,910,000	$14,238,000	$20,190,000

Year Ended December 31, 2010
Minimum borrowing	$7,798,000	$9,448,000	$9,900,000	$14,600,000
Maximum borrowing	$14,650,000	$14,448,000	$17,100,000	$20,450,000
Average borrowing	$10,630,000	$7,431,000	$11,990,000	$16,641,000

At December 31, 2011 and 2010, we had $23.2 million and $18.2 million of borrowings under the Bank of America revolving line of credit. For the years ended December 31, 2011 and 2010, the weighted average interest rate on the facility was 1.72% and 2.29%, respectively, resulting in $262,514 and $241,625 of interest expense, respectively.

The credit facility requires that Energy West and its subsidiaries maintain compliance with a number of financial covenants, including a limitation on investments in another entity by acquisition of any debt or equity securities or assets or by making loans or advances to such entity. In addition, Energy West must maintain a total debt to total capital ratio of not more than .65-to-1.00 and an interest coverage ratio of no less than 2.0-to-1.0. The credit facility restricts Energy West’s ability to create, incur or assume indebtedness except (i) indebtedness under the credit facility (ii) indebtedness incurred under certain capitalized leases and purchase money obligations not to exceed $500,000, (iii) certain indebtedness of Energy West’s subsidiaries, (iv) certain subordinated indebtedness, (v) certain hedging obligations and (vi) other indebtedness not to exceed $1.0 million.

The credit facility also restricts Energy West’s ability to pay dividends and make distributions, redemptions and repurchases of stock during any 60-month period to 75% of its net income over that period. In addition, no event of default may exist at the time such dividend, distribution, redemption or repurchase is made. Energy West is also prohibited from consummating a merger or consolidation or selling all or substantially all of its assets or stock except for (i) any merger consolidation or sale by or with certain of its subsidiaries, (ii) any such purchase or other acquisition by Energy West or certain of its subsidiaries and (iii) sales and dispositions of assets for at least fair market value so long as the net book value of all assets sold or otherwise disposed of in any fiscal year does not exceed 5% of the net book value of Energy West’s assets as of the last day of the preceding fiscal year.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Approximately $463,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the notes.

The notes contain various covenants, including a limitation on Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 75% of aggregate consolidated net income for such period. The notes restrict Energy West from incurring additional senior indebtedness in excess of 60% of capitalization at any time and require Energy West to maintain an interest coverage ratio of not more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years.

Energy West is prohibited from selling or otherwise disposing of any of its property or assets except (i) in the ordinary course of business, (ii) property or assets that are no longer usable in its business or (iii) property or assets transferred between Energy West and its subsidiaries if the aggregate net book value of all properties and assets so disposed of during the twelve month period next preceding the date of such sale or disposition would constitute more than 15% of the aggregate book value of all Energy West’s tangible assets. In addition, Energy

West may only consummate a merger or consolidation, dissolve or otherwise dispose of all or substantially all of its assets (i) if there is no event of default, (ii) the provisions of the notes are assumed by the surviving or continuing corporation and such entity further agrees that it will continue to operate its facilities as part of a system comprising a public utility regulated by the Public Service Commission of Montana or another federal or state agency or authority and (iii) the surviving or continuing corporation has a net worth immediately subsequent to such acquisition, consolidation or merger equal to or greater than $10 million.

The provisions in our debt agreements limit the amount of indebtedness we can obtain or issue, which could impact our ability to finance our operations and fund growth.

The cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. The total amount outstanding under all of our long term debt obligations was approximately $31.4 million at December 31, 2011, with $7,885 being due within one year.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”

In January 2011, we adopted new authoritative guidance under this ASU, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The adoption of this guidance did not have a material impact on the financial statements.

ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations”

In January 2011, we adopted new authoritative guidance under this ASU, which provides clarification regarding the acquisition date that should be used for reporting pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. This ASU also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. The adoption of this guidance did not have a material impact on the financial statements.

Recently Issued Accounting Pronouncements

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRSs”

In May 2011, the FASB issued ASU 2011-04, which changes the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011; early application is not permitted. This ASU is not expected to have a material impact on the financial statements.

ASU No. 2011-05, “Presentation of Comprehensive Income”

In June 2011, the FASB issued ASU 2011-05, which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of US GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU changes the presentation of other comprehensive income in the accompanying financial statements. However, this ASU does not change the calculation of the other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. This ASU is not expected to have a material impact on the financial statements.

ASU No. 2011-08, “Testing Goodwill for Impairment”

In September 2011, the FASB issued ASU 2011-08, which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. This ASU also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. The Company does not expect to implement this ASU prior to the required date nor does the Company expect that it will have a material impact on the financial statements.

ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”

In December 2011, the FASB issued ASU 2011-11, which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that either offset in accordance with current literature or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013; the disclosures are retrospectively applied for comparative periods. The Company is currently evaluating the impact on the financial statements.

ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”

In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This ASU is effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU is deferring. This ASU is not expected to have a material impact on the financial statements.

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

Our Consolidated Financial Statements being on page F-1 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2011, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission for the “Internal Control — Integrated Framework.” Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the last fiscal quarter of calendar year 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference to the material appearing under the headings “The Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Audit Committee Report” in the Proxy Statement for our 2012 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference to the material appearing under the headings “Director Compensation” and “Executive Compensation,” in the Proxy Statement for our 2012 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in the Proxy Statement for our 2012 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement for our 2012 Annual Meeting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference to the material appearing under the heading “Principal Accountant Firm Fees and Services” in the Proxy Statement for our 2012 Annual Meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) FINANCIAL STATEMENTS

(b) EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated June 29, 2009, by and among Energy West, Incorporated, Various Acquisition Subsidiaries, Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, Brainard Gas Corp., Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith. Filed as, and incorporated herein by reference to, Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

2.2

Agreement and Plan of Merger, dated June 29, 2009, by and among Energy West, Incorporated, an Acquisition Subsidiary, Great Plains Land Development Company, LTD. and Richard M. Osborne, Trustee. Filed as, and incorporated herein by reference to, Exhibit 10.3 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

2.3

Agreement and Plan of Merger, dated August 3, 2009, by and among Energy Inc., Energy West, Incorporated and Energy West Merger Sub, Inc. Filed as, and incorporated herein by reference to, Exhibit 2.1 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2009

2.4

Assignment and Assumption Agreement, dated December 30, 2009, by and between Energy West, Incorporated and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

2.5

Assignment and Assumption Agreement, dated December 30, 2009, by and between Energy West, Incorporated and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 2.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

2.6

First Amendment to Agreement and Plan of Merger, dated as of January 4, 2010, by and among Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith, Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, and Brainard Gas Corp., Lightning Pipeline Acquisition Inc., Great Plains Acquisition Inc. and Brainard Acquisition Inc. and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 2.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities Exchange Commission on January 11, 2010

2.7

First Amendment to Agreement and Plan of Merger, dated as of January 4, 2010, by and among Richard M. Osborne, Trustee, Great Plains Land Development Company, LTD., GPL Acquisition LLC and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 2.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities Exchange Commission on January 11, 2010

3.1

Articles of Incorporation of Gas Natural Inc., dated July 15, 2010. Filed as, and incorporated herein by reference to, Exhibit 3.1 to the Registrant’s Form S-1/A, as filed with the Securities and Exchange Commission on July 15, 2010

3.2

Code of Regulations of Gas Natural Inc., dated July 15, 2010. Filed as, and incorporated herein by reference to, Exhibit 3.2 to the Registrant’s Form S-1/A, as filed with the Securities and Exchange Commission on July 15, 2010

10.1

Note Purchase Agreement, dated June 29, 2007, between the Registrant and various Purchasers relating to 6.16% Senior Unsecured Notes due June 29, 2017. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2007

10.2

Credit Agreement, dated as of June 29, 2007, by and among the Registrant and various financial institutions and LaSalle Bank National Association. Filed as, and incorporated herein by reference to, Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2007

10.3

Amendment to Credit Agreement, dated October 22, 2007, by and among the Registrant, various financial institutions and LaSalle Bank National Association. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on with the Securities and Exchange Commission on October 26, 2007

10.4†

Gas Natural Inc. 2002 Stock Option Plan, dated October 4, 2002. Filed as, and incorporated herein by reference to, Appendix A to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on October 30, 2002

10.5†

First Amendment to Energy West Incorporated 2002 Stock Option Plan, dated December 31, 2008. Filed as, and incorporated herein by reference to, Exhibit 10.8 to the Registrant’s Transition Report on Form 10-K/T for the transition period ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009

10.6†

Employee Stock Ownership Plan Trust Agreement. Filed as, and incorporated herein by reference to, Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-1672), as filed with the Securities and Exchange Commission on November 20, 2005

10.7†

Management Incentive Plan. Filed as, and incorporated herein by reference to, Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K/A for the year ended June 30, 1996, as filed with the Securities and Exchange Commission on July 8, 1997

10.8†

Energy West Senior Management Incentive Plan. Filed as, and incorporated herein by reference to, Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 30, 2002

10.9†

Energy West Incorporated Deferred Compensation Plan for Directors. Filed as, and incorporated herein by reference to, Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 30, 2002

10.10†

Amended and Restated Energy West Incorporated Deferred Compensation Plan for Directors. Filed as, and incorporated herein by reference to, Exhibit 10.13 to the Registrant’s Transition Report on Form 10-K/T for the transition period ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009

10.11†

Employment Agreement, dated August 25, 2006, between Gas Natural Inc. and Kevin J. Degenstein. Filed as, and incorporated herein by reference to, Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2006

10.12†

First Amendment to Employment Agreement, dated as of December 31, 2008, between Gas Natural Inc. and Kevin J. Degenstein. Filed as, and incorporated herein by reference to, Exhibit 10.39 to the Registrant’s Transition Report on Form 10-K/T for the transition period ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009

10.13†

Employment Agreement, dated April 13, 2007, between Gas Natural Inc. and David C. Shipley. Filed as, and incorporated herein by reference to, Exhibit 10.40 to the Registrant’s Transition Report on Form 10-K/T for the transition period ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009

10.14

Lease Agreement, dated February 25, 2008, between OsAir, Inc. and Energy West, Incorporated. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 29, 2008

10.15

Natural Gas Transportation Service Agreement, dated as of July 1, 2008, between Orwell-Trumbull Pipeline Co., LLC, Orwell Natural Gas Company and Brainard Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.16

Transportation Service Agreement, dated as of July 1, 2008, between Cobra Pipeline Co., Ltd., Northeast Ohio Natural Gas Company, Orwell Natural Gas Company and Brainard Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.17

First Amendment to the Orwell-Trumbull Pipeline Co., LLC Operations Agreement, dated July 1, 2008, between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as, and incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.18

Orwell-Trumbull Pipeline Co., LLC Operations Agreement, dated January 1, 2008, between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as, and incorporated herein by reference to, Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.19

Triple Net Lease Agreement, dated as of July 1, 2008, between Station Street Partners, LLC and Orwell Natural Gas Company. Filed as, and incorporated herein by reference to, Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.20

Triple Net Lease Agreement, dated as of July 1, 2008, between Richard M. Osborne, Trustee and Orwell Natural Gas Company. Filed as, and incorporated herein by reference to, Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.21

Asset Management Agreement, dated January 3, 2010, by and between Orwell Natural Gas Company and John D. Oil and Gas Marketing Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.22

Asset Management Agreement, dated January 3, 2010, by and between Northeast Ohio Natural Gas and John D. Oil and Gas Marketing Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.23

Demand Promissory Note, dated December 1, 2008, to Richard M. Osborne, Trustee from Lightning Pipeline Company, Inc. Filed as, and incorporated by reference to, Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.24

Amended and Restated Promissory Note, dated January 3, 2010, to Richard M. Osborne, Trustee from Lightning Pipeline Company, Inc. Filed as, and incorporated herein by reference to, Exhibit 10.5(a) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.25

Demand Cognovit Note, dated August 6, 2008, to Richard M. Osborne from Brainard Gas Corp. Filed as, an incorporated herein by reference to, Exhibit 10.5(b) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.26

Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between Orwell Trumbull Pipeline, LTD. and Orwell Natural Gas Co. Filed as, and incorporated by reference to, Exhibit 10.4 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.27

Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between COBRA Pipeline Company, LTD. and Brainard Gas Corporation. Filed as, and incorporated by reference to, Exhibit 10.5 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.28

Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between COBRA Pipeline Company, LTD. and Northeast Ohio Natural Gas Corporation. Filed as, and incorporated by reference to, Exhibit 10.6 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.29

Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between COBRA Pipeline Company, LTD. and Orwell Natural Gas Co. Filed as, and incorporated by reference to, Exhibit 10.7 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.30

Guaranty, dated July 3, 2008, by Great Plains Natural Gas Company in favor of Citizens Bank with respect to Northeast Ohio Natural Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.24(a) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.31

Guaranty, dated July 3, 2008, by Richard M. Osborne, individually, in favor of Citizens Bank with respect to Northeast Ohio Natural Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.24(b) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.32

Guaranty, dated July 3, 2008, by Richard M. Osborne, Trustee UTA January 13, 1995, in favor of Citizens Bank with respect to Northeast Ohio Natural Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.24(c) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.33

Credit Agreement, dated July 3, 2008, by and between Great Plains Natural Gas Company and Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.25 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.34

Term Note, dated July 3, 2008, by Great Plains Natural Gas Company to Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.26 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.35

Security Agreement, dated July 3, 2008, by Great Plains Natural Gas Company in favor of Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.27 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.36

Guaranty, dated July 3, 2008, by Richard M. Osborne, individually, in favor of Citizens Bank with respect to Great Plains Natural Gas Company. Filed as, and incorporated herein by reference to, Exhibit 10.28(a) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.37

Guaranty, dated July 3, 2008, by Richard M. Osborne, Trustee UTA January 13, 1995, in favor of Citizens Bank with respect to Great Plains Natural Gas Company. Filed as, and incorporated herein by reference to, Exhibit 10.28(b) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.38

Credit Agreement, dated July 3, 2008, by and between Great Plains Land Development Co., LTD., and Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.29 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.39

Term Note, dated July 3, 2008, by Great Plains Land Development Co., LTD. to Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.40

Security Agreement, dated July 3, 2008, by Great Plains Land Development Co., LTD. in favor of Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.31 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.41

Guaranty, dated July 3, 2008, by Great Plains Natural Gas Company in favor of Citizens Bank with respect to Great Plains Land Development Co., LTD. Filed as, and incorporated herein by reference to, Exhibit 10.32(a) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.42

Guaranty, dated July 3, 2008, by Richard M. Osborne, individually, in favor of Citizens Bank with respect to Great Plains Land Development Co., LTD. Filed as, and incorporated herein by reference to, Exhibit 10.32(b) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.43

Guaranty, dated July 3, 2008, by Richard M. Osborne, Trustee UTA January 13, 1995, in favor of Citizens Bank with respect to Great Plains Land Development Co., LTD. Filed as, and incorporated herein by reference to, Exhibit 10.32(c) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.44

Credit Agreement, dated July 3, 2008, by and between Northeast Ohio Natural Gas Corp. and Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.20 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.45

Term Note, dated July 3, 2008, by Northeast Ohio Natural Gas Corp. to Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.22 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.46

Security Agreement, dated July 3, 2008, by Northeast Ohio Natural Gas Corp. in favor of Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.23 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.47

Loan Modification Agreement, effective as of December 1, 2009, by and among Northeast Ohio Natural Gas Corp. and Richard M. Osborne, individually, Richard M. Osborne, Trustee UTA January 13, 1995, and Great Plains Natural Gas Company, and Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.33 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.48

Loan Modification Agreement, effective as of December 1, 2009, by and among Great Plains Natural Gas Company and Richard M. Osborne, individually, and Richard M. Osborne, Trustee UTA January 13, 1995 and Citizens Bank. Filed as, an incorporated herein by reference to, Exhibit 10.34 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.49

Loan Modification Agreement, effective as of December 1, 2009, by and among Great Plains Land Development Co., LTD. and Richard M. Osborne, individually, Richard M. Osborne, Trustee UTA January 13, 1995, and Great Plains Natural Gas Company and Citizens Bank. Filed as, and incorporated herein by reference to, Exhibit 10.35 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.50

Guaranty, dated January 5, 2010, by Gas Natural Inc. in favor of Citizens Bank with respect to Northeast Ohio Natural Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.36 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.51

Guaranty, dated January 5, 2010, by Gas Natural Inc. in favor of Citizens Bank with respect to Great Plains Natural Gas Company. Filed as, and incorporated herein by reference to, Exhibit 10.37 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.52

Guaranty, dated January 5, 2010, by Gas Natural Inc. in favor of Citizens Bank with respect to Great Plains Land Development Co., LTD. Filed as, and incorporated herein reference to, Exhibit 10.38 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.53

Base Contract for Sale and Purchase of Natural Gas, dated February 23, 2011, between John D. Oil and Gas Marketing, LLC and Gas Natural Service Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.54

Brokerage Contract for Interstate Natural Gas Sales, dated February 23, 2011, between Gas Natural Service Company, LLC and John D. Oil and Gas Marketing, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.55

Base Contract for Sale and Purchase of Natural Gas, dated February 23, 2011, between John D. Oil and Gas Marketing, LLC and Gas Natural Service Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.56

Intrastate Natural Gas Sales Contract, dated February 23, 2011, between Gas Natural Service Company, LLC and John D. Oil and Gas Marketing, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.57

Asset Management Agreement, dated February 24, 2011, between John D. Oil and Gas Marketing, LLC and Gas Natural Service Company. Filed as, and incorporated herein by reference to, Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.58

Asset Management Agreement, dated February 24, 2011, between John D. Oil and Gas Marketing, LLC and Gas Natural Service Company. Filed as, and incorporated herein by reference to, Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.59

Asset Management Agreement, dated February 24, 2011, between John D. Oil and Gas Marketing LLC and Gas Natural Service Company. Filed as, and incorporated herein by reference to, Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.60

Gas Sales Agreement, dated July 1, 2008, as amended, between John D. Oil and Gas Marketing Co., LLC Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company and Brainard Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.61

First Amendment and Joinder to Note Purchase Agreement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp. and Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings, LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.62

First Amendment and Joinder to Note Purchase Agreement, dated May 3, 2011, by and among Great Plains Natural Gas Company and Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC and Gas Natural Inc. and Sun Life Assurance Company of Canada, as the purchaser. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.63

Senior Secured Guaranteed Note Agreement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp, Orwell Natural Gas Co., and Brainard Gas Corp. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.64

Floating Rate Senior Secured Guaranteed Note Agreement, dated May 3, 2011, by and among Great Plains Natural Gas Company and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.65

Security Agreement, dated May 3, 2011 by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Company Inc., Spelman Pipeline Holdings, Kidron Pipeline LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.66

Pledge Agreement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Inc., Spelman Pipeline Holdings, LLC, Kidron Pipeline LLC, Gas Natural Service Company, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.67

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline, LLC, Gas Natural Service Company, LLC Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.68

Reaffirmation and First Amendment to Credit Agreement, dated November 2, 2011, by and among Energy West, Incorporated and Bank of America, N.A. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 4, 2011

10.69

Amended and Substitute Note Agreement, dated November 2, 2011, between Energy West, Incorporated and Bank of America, N.A. Filed as, and incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 4, 2011

10.70

Appointment of Agent of Wholesale Propane Purchases, dated December 8, 2011, by and between Independence Oil & LP Gas, Inc. and John D. Oil and Gas Marketing Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2011

10.71

Agreement of Purchase and Sale, dated December 8, 2011, by and between Black Bear Realty, Ltd. and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2011

10.72*

Second Amendment and Waiver to Note Purchase Agreement, dated April 9, 2012 by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada

10.73*

Second Amendment and Waiver to Note Purchase Agreement, dated April 9, 2012, by and among Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada

14

Code of Business Conduct. Filed as, and incorporated herein by reference to, Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the Securities and Exchange Commission on September 27, 2007

16

Letter from Hein & Associates LLP to the Securities and Exchange Commission, dated June 8, 2011. Filed as, and incorporated herein by reference to, Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2011

21	List of Company Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm, ParenteBeard LLC.

23.2*	Consent of Independent Registered Public Accounting Firm, Hein & Associates LLP.

31*	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

†	Management agreement or compensatory plan or arrangement

* Filed or furnished herewith.

(c) FINANCIAL STATEMENT SCHEDULE

Schedule I

Gas Natural Inc. (Parent Company Only)

Condensed Financial Statements

As of and For the Years Ended December 31, 2011 and 2010

	2011	2010

BALANCE SHEETS
ASSETS
Current assets	$3,852,807	$6,773,784
Investments	71,412,675	56,116,240
Intercompany receivable, net	-	11,220,591
Other assets	7,245	5,762

Total assets	$75,272,727	$74,116,377

LIABILITIES AND CAPITALIZATION
Current liabilities	$410,115	$414,875
Intercompany payable, net	90,585	-
Stockholders’ equity	74,772,027	73,701,502

Total liabilities and capitalization	$75,272,727	$74,116,377

STATEMENTS OF INCOME
Operating revenues	$-	$-
Operating expenses	142,921	19,782

Operating loss	(142,921)	(19,782)
Other income (expense)	(197,610)	57,569
Interest expense	(726)	-

Income before income taxes and income from unconsolidated subsidiaries	(341,257)	37,787
Income from unconsolidated subsidiaries	5,712,924	5,772,421
Income tax expense	(2,150)	(13,707)

Net income	$5,369,517	$5,796,501

STATEMENTS OF CASH FLOWS
Net income	$5,369,517	$5,796,501
CASH FLOWS FROM OPERATING ACTIVITIES
Income from unconsolidated subsidiaries	(5,712,924)	(5,772,421)
Stock based compensation	69,407	83,336
Deferred income taxes	(22,028)	(281)
Other assets	389,934	(359,137)
Other liabilities	87,544	19,570

Net cash provided by (used in) operating activities	181,450	(232,432)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(39,004)	-
Issuance of intercompany loans	-	(10,823,412)
Repayment of intercompany loans	10,823,412	-
Investment in subsidiaries	(16,221,291)	(3,043,599)
Dividends received from subsidiaries	6,730,705	5,121,960

Net cash provided by (used in) investing activities	1,293,822	(8,745,051)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the sale of common stock	-	18,806,986
Dividends paid	(4,402,011)	(3,451,501)

Net cash provided by (used in) financing activities	(4,402,011)	15,355,485

Net increase (decrease) in cash and cash equivalents	(2,926,739)	6,378,002
Cash and cash equivalents, beginning of period	6,773,784	395,782

Cash and cash equivalents, end of period	$3,847,045	$6,773,784

Basis of Presentation

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of Gas Natural Inc. do not reflect all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K.

Gas Natural Inc. has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated condensed financial statements.

Common Dividends from Subsidiaries

Common stock cash dividends paid to Gas Natural Inc. by its subsidiaries were as follows:

	Years Ended December 31,
	2011	2010
Energy West, Inc.	$5,100,000	$4,200,000
Great Plains Natural Gas Company	1,185,113	712,380
Lightning Piepeline Company, Inc.	445,592	209,580

Total	$6,730,705	$5,121,960

Schedule II

Valuation and Qualifying Accounts Gas Natural Inc. December 31, 2011
Description	Balance at Beginning of Period	Balances Acquired	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Period
Allowance for bad debts
Year Ended December 31, 2011	$354,719	$-	$125,851	$150,062	$630,632
Year Ended December 31, 2010	$233,332	$103,169	$484,824	$(466,606)	$354,719

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAS NATURAL INC.

/s/ Richard M. Osborne
Richard M. Osborne
Chief Executive Officer
(principal executive officer)

Date: April 10, 2012

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

/s/ Richard M. Osborne	Chief Executive Officer	April 10, 2012
Richard M. Osborne	(Principal Executive Officer)

/s/ Thomas J. Smith	Chief Financial Officer	April 10, 2012
Thomas J. Smith	(Principal Financial Officer and Principal Accounting Officer)

/s/ W.E. Argo	Director	April 10, 2012
W.E. Argo

/s/ Nicholas U. Fedeli	Director	April 10, 2012
Nicholas U. Fedeli

/s/ John R. Male	Director	April 10, 2012
John R. Male

/s/ Michael T. Victor	Director	April 10, 2012
Michael T. Victor

/s/ Wade F. Brooksby	Director	April 10, 2012
Wade F. Brooksby

/s/ Gregory J. Osborne	Director	April 10, 2012
Gregory J. Osborne

CONSOLIDATED FINANCIAL STATEMENTS OF

GAS NATURAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gas Natural Inc.

We have audited the accompanying consolidated balance sheet of Gas Natural Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of income, statement of changes in stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index as of and for the year ended December 31, 2011. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gas Natural Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules as of and for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ ParenteBeard LLC

Reading, Pennsylvania

April 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gas Natural Inc.

We have audited the accompanying consolidated balance sheet of Gas Natural Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedules of Gas Natural Inc. as of and for the year ended December 31, 2010 listed in Item 15(c). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gas Natural Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of and for the year ended December 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

HEIN & ASSOCIATES LLP

Denver, Colorado

April 4, 2011

Gas Natural Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,504,845	$13,026,585
Marketable securities	367,875	274,950
Accounts receivable
Trade, less allowance for doubtful accounts of $630,632 and $354,719, respectively	9,381,625	9,593,840
Related parties	519,084	559,384
Unbilled gas	4,232,854	5,724,346
Note receivable - related parties, current portion	10,256	9,565
Inventory
Natural gas and propane	6,967,739	5,876,710
Materials and supplies	1,958,858	1,414,367
Prepaid income taxes	1,584,869	1,601,798
Prepayments and other	741,101	912,959
Recoverable cost of gas purchases	2,627,416	2,628,824
Deferred tax asset	1,061,314	114,362

Total current assets	39,957,836	41,737,690

PROPERTY, PLANT AND EQUIPMENT
Gas transmission and distribution facilities	100,492,234	89,094,495
Land	2,600,023	1,663,759
Buildings and leasehold improvements	4,966,511	4,775,954
Transportation equipment	2,968,405	2,104,664
Computer equipment	3,501,492	3,408,189
Other equipment	8,302,395	5,457,504
Construction work-in-progress	12,003,916	3,260,004
Producing natural gas properties	3,911,404	3,911,404

Property, plant and equipment	138,746,380	113,675,973
Less accumulated depreciation, depletion and amortization	(41,134,123)	(37,541,572)

Property, plant and equipment, net	97,612,257	76,134,401

OTHER ASSETS
Notes receivable - related parties, less current portion	35,408	45,665
Deferred tax assets, less current portion	-	1,804,264
Regulatory assets
Property taxes	590,464	873,197
Income taxes	452,645	452,645
Rate case costs	205,714	64,271
Debt issuance costs, net	869,593	485,244
Goodwill	14,607,952	14,607,952
Customer relationships	639,333	662,167
Investment in unconsolidated affiliate	330,351	640,216
Restricted cash	949,907	-
Other assets	159,954	220,224

Total other assets	18,841,321	19,855,845

TOTAL ASSETS	$156,411,414	$137,727,936

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$1,027,376	$532,145
Line of credit	23,160,000	18,149,999
Accounts payable
Trade	8,755,623	9,200,297
Related parties	191,763	417,543
Notes payable, current portion	7,885	910,917
Notes payable - related parties, current portion	-	49,361
Accrued liabilities
Taxes other than income	3,018,964	2,961,853
Vacation	115,940	86,194
Employee benefit plans	140,149	103,257
Interest	30,688	29,810
Deferred payments received from levelized billing	2,948,188	2,916,408
Customer deposits	707,062	679,237
Property tax settlement, current portion	242,128	242,120
Related parties	635,192	413,399
Other current liabilities	1,280,670	1,020,733
Overrecovered gas purchases	2,237,827	1,203,191

Total current liabilities	44,499,455	38,916,464

LONG-TERM LIABILITIES
Deferred investment tax credits	176,379	197,441
Deferred tax liability	2,908,167	-
Asset retirement obligation	1,689,081	1,546,867
Customer advances for construction	880,851	949,434
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	57,570	131,443
Property tax settlement, less current portion	-	243,008

Total long-term liabilities	5,795,209	3,151,354

NOTES PAYABLE, less current portion	31,344,723	21,958,616

COMMITMENTS AND CONTINGENCIES (see Note 12)

STOCKHOLDERS' EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value, 15,000,000 shares authorized, 8,154,301 and 8,149,801 shares issued and outstanding, respectively	1,223,145	1,222,470
Capital in excess of par value	41,978,799	41,910,067
Accumulated other comprehensive income	80,405	46,590
Retained earnings	31,489,678	30,522,375

Total stockholders' equity	74,772,027	73,701,502

TOTAL CAPITALIZATION	106,116,750	95,660,118

TOTAL LIABILITIES AND CAPITALIZATION	$156,411,414	$137,727,936

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2011 and 2010

	2011	2010
REVENUES
Natural gas operations	$89,994,616	$83,607,356
Marketing and production	5,789,938	7,466,057
Pipeline operations	417,768	426,644
Propane operations	3,014,971	-

Total revenues	99,217,293	91,500,057

COST OF SALES
Natural gas purchased	53,017,926	48,876,837
Marketing and production	4,470,504	5,829,103
Propane purchased	2,695,187	-

Total cost of sales	60,183,617	54,705,940

GROSS MARGIN	39,033,676	36,794,117

OPERATING EXPENSES
Distribution, general, and administrative	19,610,054	17,338,172
Maintenance	1,122,448	1,051,766
Depreciation and amortization	4,464,881	4,034,383
Accretion	142,214	128,294
Taxes other than income	3,451,860	3,162,200

Total operating expenses	28,791,457	25,714,815

OPERATING INCOME	10,242,219	11,079,302

LOSS FROM UNCONSOLIDATED AFFILIATE	(877,465)	(193,951)
OTHER INCOME, net	224,938	578,368
GAIN ON BARGAIN PURCHASE	955,423	-
INTEREST EXPENSE	(2,033,603)	(2,178,222)

INCOME BEFORE INCOME TAXES	8,511,512	9,285,497

INCOME TAX EXPENSE	(3,141,995)	(3,488,996)

NET INCOME	$5,369,517	$5,796,501

EARNINGS PER SHARE - BASIC	$0.66	$0.92

EARNINGS PER SHARE - DILUTED	$0.66	$0.92

WEIGHTED AVERAGE DIVIDENDS DECLARED PER COMMON SHARE	$0.540	$0.560

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	8,151,935	6,292,717

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	8,159,827	6,300,972

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

	Common Shares	Common Stock	Capital In Excess Of Par Value	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2009	4,361,869	$654,280	$6,514,851	$146,701	$100,989	$28,270,987	$35,687,808

Net income	-	-	-	-	-	5,796,501	5,796,501
Net unrealized loss on available for sale securities	-	-	-	(100,111)	-	-	(100,111)

Total comprehensive income							5,696,390
Stock issued for services	5,624	844	59,861	-	-	-	60,705
Stock option expense	-	-	22,631	-	-	-	22,631
Acquisition of Ohio Companies	1,707,308	256,096	16,816,988	-	-	-	17,073,084
Equity offering, net of offering costs of $598,014	2,075,000	311,250	18,495,736	-	-	-	18,806,986
Purchase remaining share in Cut Bank Gas Company	-	-	-	-	(100,989)	-	(100,989)
Dividends declared	-	-	-	-	-	(3,545,113)	(3,545,113)

BALANCE AT DECEMBER 31, 2010	8,149,801	$1,222,470	$41,910,067	$46,590	$-	$30,522,375	$73,701,502

Net income	-	-	-	-	-	5,369,517	5,369,517
Net unrealized gain on available for sale securities	-	-	-	33,815	-	-	33,815

Total comprehensive income							5,403,332
Stock issued for services	4,500	675	49,545	-	-	-	50,220
Stock option expense	-	-	19,187	-	-	-	19,187
Dividends declared	-	-	-	-	-	(4,402,214)	(4,402,214)

BALANCE AT DECEMBER 31, 2011	8,154,301	$1,223,145	$41,978,799	$80,405	$-	$31,489,678	$74,772,027

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,369,517	$5,796,501
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,464,881	3,982,602
Accretion	142,214	128,294
Amortization of debt issuance costs	144,739	51,781
Stock based compensation	69,407	83,336
Gain on sale of marketable securities	-	(159,520)
Loss on sale of assets	150,338	-
Loss from unconsolidated affiliate	877,465	193,951
Gain on bargain purchase	(955,423)	-
Investment tax credit	(21,062)	(21,062)
Deferred income taxes	3,745,373	2,426,479
Changes in assets and liabilities
Accounts receivable, including related parties	448,310	3,664,598
Unbilled gas	1,491,492	193,584
Natural gas and propane inventory	(964,417)	6,810
Accounts payable, including related parties	(1,259,006)	(3,226,273)
Recoverable/refundable cost of gas purchases	1,036,044	(2,944,969)
Prepayments and other	171,858	(94,112)
Other assets	(644,075)	32,250
Other liabilities	628,649	(3,387,344)

Net cash provided by operating activities	14,896,304	6,726,906
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,205,518)	(8,522,517)
Proceeds from sale of fixed assets	43,058	-
Proceeds from sale of marketable securities	-	4,185,867
Purchase of marketable securities	(39,004)	(52,948)
Proceeds from related party note receivable	9,566	-
Purchase of Cut Bank shares and Kidron Investment	-	(206,067)
Cash acquired in acquisition	-	144,203
Purchase of Independence Oil & LP Gas, Inc.	(1,400,656)	-
Investment in unconsolidated affiliate	(567,600)	(62,581)
Customer advances for construction	(68,583)	149,184
Contributions in aid of construction	217,277	(59,536)

Net cash used in investing activities	(25,011,460)	(4,424,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	30,960,000	20,800,000
Repayment on lines of credit	(25,949,999)	(20,899,170)
Proceeds from notes payable	18,355,215	57,336
Repayments of notes payable	(9,872,140)	(5,255,578)
Repayments of related party notes payable	(49,361)	(2,086,167)
Net proceeds from the sale of common stock	-	18,806,986
Debt issuance costs	(498,381)	-
Restricted cash	(949,907)	-
Dividends paid	(4,402,011)	(3,451,501)

Net cash provided by financing activities	7,593,416	7,971,906

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,521,740)	10,274,417
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,026,585	2,752,168

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,504,845	$13,026,585

Gas Natural Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,942,448	$2,029,757
Cash paid for (refunds from) income taxes, net	(519,298)	1,678,896

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Shares issued to purchase Ohio Companies	$-	$17,073,084
Capital expenditures included in accounts payable	1,217,464	191,457
Capitalized interest	12,778	4,009
Accrued dividends	366,944	366,725

The accompanying notes are an integral part of these consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Nature of Business

Gas Natural Inc. is the parent company of Brainard, Energy West, GNES, GNSC, Great Plains, Independence and Lightning Pipeline Company. Brainard is a natural gas utility company with operations in Ohio. Energy West is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Wyoming as well as non-regulated operations in Montana and Wyoming. GNSC manages gas procurement, transportation, and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. Great Plains is the parent company of an entity that is a regulated natural gas utility company with operations in Ohio. Independence is a non-regulated subsidiary that delivers liquid propane, heating oil, and kerosene to customers in North Carolina and Virginia. Lightning Pipeline is the parent company of multiple entities that are regulated natural gas utility companies with operations in Ohio and Pennsylvania. The Company was originally incorporated in Montana in 1909. The Company currently has five reporting segments, including the addition of the propane operations segment added as a result of the Independence acquisition in August 2011:

• Natural Gas Operations

Annually distribute approximately 32 billion cubic feet of natural gas to approximately 70,000 customers through regulated utilities operating in Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming.

• Marketing and Production Operations

Annually market approximately 1.2 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through the subsidiary, EWR. EWR owns an average 51% gross working interest (an average 43% net revenue interest) in 160 natural gas producing wells and gas gathering assets in Glacier and Toole Counties in Montana.

• Pipeline Operations

The Shoshone interstate and Glacier gathering natural gas pipelines located in Montana and Wyoming are owned through the subsidiary, EWD. Certain natural gas producing wells owned by EWD are being managed and reported under the marketing and production operations.

• Propane Operations

Delivers liquid propane, heating oil and kerosene to approximately 4,300 residential, commercial and agricultural customers in North Carolina and Virginia through the subsidiary, Independence. The operations were acquired in August 2011.

• Corporate and Other

Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income and recognized gains from the sale of marketable securities.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The Company follows accounting standards set by the FASB. The FASB sets GAAP to ensure the consistent reporting of the Company’s financial condition, results of operations and cash flows. Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

The historical financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production, Pipeline Operations and Corporate and Other. In addition, the financial statements now reflect a new segment for Propane Operations as a result of the acquisition of Independence Oil & LP Gas, Inc. on August 1, 2011. Independence Oil & LP Gas, Inc. delivered liquid propane, heating oil and kerosene to approximately 4,500 customers in North Carolina and Virginia. We created a new subsidiary, Independence, in connection with the acquisition and plan to continue serving current customers with the intention to expand to other customers in each of the regions.

Principles of Consolidation

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Receivables

The accounts receivable are generated from sales and delivery of natural gas and propane as measured by inputs from meter reading devices. Trade accounts receivable are carried at the expected net realizable value. There is credit risk associated with the collection of these receivables. As such, a provision is recorded for the receivables considered to be uncollectible. The provision is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical write-off amounts. The underlying assumptions used for the provision can change from period to period and the provision could potentially cause a negative material impact to the income statement and working capital.

Two of the Company’s utilities in Ohio, Orwell and NEO collect from their customers, through rates, an amount to provide an allowance for doubtful accounts. As accounts are identified as uncollectible, they are written off against this allowance for doubtful accounts with no income statement impact. In effect, all bad debt expense is funded by the customer base. The total amount collected from customers and the amounts written off are reviewed annually by the PUCO and the rate per Mcf is adjusted as necessary.

The Company’s bad debt expense for the year ended December 31, 2011 and 2010 was $125,851 and $150,293, respectively.

Natural Gas and Propane Inventory

Natural gas inventory is stated at the lower of weighted average cost or net realizable value except for Energy West Montana – Great Falls, which is stated at the rate approved by the MPSC, which includes transportation and storage costs.

Propane inventory is stated at the lower of cost or market value using the first-in, first-out method.

Recoverable/Refundable Costs of Gas Purchases

The Company accounts for purchased gas costs in accordance with procedures authorized by the MPUC, the MPSC, the NCUC, the PUCO, the PaPUC and the WPSC. Purchased gas costs that are different from those provided for in present rates, and approved by the respective commission, are accumulated and recovered or credited through future rate changes. The gas cost recoveries are monitored closely by the regulatory commissions in all of the states in which the Company operates and are subject to periodic audits or other review processes.

During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell’s rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $1,050,000 of costs and Orwell included an excess of approximately $1,100,000 of costs in the filings under audit. On October 26, 2011, the PUCO adopted and approved a Joint Stipulation that finalizes the adjustments for NEO and Orwell to approximately $1,100,000 and ($964,000), respectively. However, the Joint Stipulation modified the refund period for Orwell to one year as compared to two years as originally identified. The Company considered the modification to be material and sought rehearing. On December 22, 2011, the PUCO affirmed its Finding and Order requiring Orwell’s refund to be completed over twelve months.

During the year ended December 31, 2010, the Company recorded an adjustment of $1,050,000 and ($1,100,000) in the accompanying consolidated statements of income for NEO and Orwell, respectively. These adjustments appear on the accompanying consolidated balance sheets as part of “Recoverable cost of gas purchases” and “Over-recovered gas purchases”, respectively. The Company recorded the difference between the original estimates and the amounts approved in the Joint Stipulation during 2011.

During the year ended December 31, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The Staff of the Commission recommended a finding that Brainard collected excess gas costs of approximately $104,000. The Company agrees that excess gas costs were collected, but only in the amount of approximately $48,000. An evidentiary hearing was convened on November 3, 2011 and resumed on March 27, 2012.

Property, Plant and Equipment

Property, plant and equipment are recorded at original cost when placed in service. Depreciation and amortization on assets are generally recorded on a straight-line basis over the estimated useful lives, as applicable, at various rates. These assets are depreciated and amortized over three to forty years.

EWR owns an interest in certain producing natural gas reserves on properties located in northern Montana. EWD also owns an interest in certain natural gas producing properties located in northern Montana. The Company is depleting these reserves using the units-of-production method. The production activities are being accounted for using the successful efforts method. The Company is not the operator of any of the natural gas producing wells on these properties and the Company is not regarded as having significant oil- and gas-producing activities as defined by ASC 932, Extractive Activities – Oil and Gas. Therefore, the disclosures defined in ASC 932 have been omitted.

Contributions in Aid of and Advances Received for Construction

Contributions in aid of construction are contributions received from customers for construction that are not refundable and are amortized over the life of the assets. Customer advances for construction includes advances received from customers for construction that are to be refunded wholly or in part.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, rather, the goodwill is required to be tested for impairment annually, which is completed in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The goodwill amounts in the consolidated balance sheets at December 31, 2011 and 2010 relate to acquisition of the Ohio and Pennsylvania subsidiaries on January 5, 2010 and the acquisition of Cut Bank Gas on November 2, 2009. The schedule below describes the activity and year-end balances for the years ended December 31:

	2011	2010
Balance, beginning of period	$14,607,952	$1,056,771
Acquisition of Ohio Companies	-	13,551,181

Balance, end of period	$14,607,952	$14,607,952

The Company’s impairment evaluations as of December 31, 2011 and 2010 did not indicate impairment of its goodwill.

Regulatory Assets and Liabilities

The regulatory asset for property tax is recovered in rates over a ten-year period starting January 1, 2004. The income taxes earn a return equal to that of the Company’s rate base. The rate case costs do not earn a return. Regulatory assets will be recovered over a period of approximately three to twenty years. Regulatory liabilities will be refunded over a period of approximately five to twenty years.

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as assets and are amortized as interest expense over the term of the related debt. The unamortized balance of debt issuance costs was $869,593 and $485,244 as of December 31, 2011 and 2010, respectively, including the costs related to refinancing the debt in Ohio. Amortization expense was $144,739 and $134,600 for the years ended December 31, 2011 and 2010, respectively.

Investment in Unconsolidated Affiliate

The marketing and production operations segment owns a 24.51% and 23.01% interest in Kykuit, a developer and operator of oil, natural gas and mineral leasehold estates located in Montana at December 31, 2011 and 2010, respectively.

The Company is accounting for the investment in Kykuit using the equity method. The total invested in Kykuit is approximately $2.1 million and $1.56 million, with a net investment after undistributed losses of approximately $330,000 and $640,000 at December 31, 2011 and 2010, respectively. The loss on the equity investment in Kykuit for the years ended December 31, 2011 and 2010 include an impairment charge of approximately $790,000 and $0, respectively, due to the write-off of drilling costs related to dry holes.

Obligations to make additional investments in Kykuit are limited under the Kykuit operating agreement. The Company is entitled to cease further investments in Kykuit if, in reasonable discretion after the results of certain

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

initial exploration activities are known, the Company deems the venture unworthy of further investments. At December 31, 2011, the Company is obligated to invest no more than an additional $114,000 over the future life of the venture. Other investors in Kykuit include the chairman of the board, Richard M. Osborne, and John D. Oil and Gas Company, a publicly held oil and gas exploration company, which is also the managing member of Kykuit. Also, Mr. Osborne is the chairman of the board and chief executive officer, Mr. Gregory J. Osborne, director, is president and Mr. Thomas J. Smith, chief financial officer, is a director of John D. Oil and Gas Company.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2011 and 2010, management does not consider the value of any of its long-lived assets to be impaired, except for the items already disclosed.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred or acquired. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying balance sheets. The Company amortizes the amount added to property, plant, and equipment, net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of December 31, 2011 and 2010, the Company has recorded a net asset of $227,216 and $297,617, and a related liability of $1,689,081 and $1,546,867, respectively.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The schedule below is a reconciliation of the Company’s liability for the years ended December 31:

	2011	2010
Balance, beginning of period	$1,546,867	$787,233
Liabilities incurred or acquired	-	631,340
Accretion expense	142,214	128,294

Balance, end of period	$1,689,081	$1,546,867

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements by recognizing compensation costs for all stock-based awards over the respective service period for employee services received in exchange for an award of equity or equity-based compensation. The compensation cost is based on the fair value of the award on the date it was granted.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which for the Company is primarily comprised of unrealized holding gains or losses on available-for-sale securities that are excluded from the statement of operations in computing net income and reported separately in shareholders’ equity. Comprehensive income and its components are as follows:

	Years Ended December 31,
	2011	2010
Net Income	$5,369,517	$5,796,501
Other comprehensive income (loss):
Change in unrealized gain/(loss) on available-for-sale securities, net of tax	33,815	(100,111)

Comprehensive Income	$5,403,332	$5,696,390

Other comprehensive income (loss) for the years ended December 31, 2011 and 2010 is reported net of tax of $20,490 and ($62,621), respectively.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Earnings per common share is computed by both the basic method, which uses the weighted average number of common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and other dilutive securities, as calculated using the treasury stock method.

	Years Ended December 31,
	2011	2010
Numerator:
Net income	$5,369,517	$5,796,501

Denominator:
Basic weighted average common shares outstanding	8,151,935	6,292,717
Dilutive effect of stock options	7,892	8,255

Diluted weighted average common shares outstanding	8,159,827	6,300,972

The Company excludes outstanding stock options with exercise prices that are greater than the average market price from the calculation of diluted earnings per share because their effect would be anti-dilutive. There were no instruments that were anti-dilutive for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the years ended December 31, 2011 and 2010.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of December 31, 2011 and 2010, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the years ended December 31, 2011 and 2010, the Company did not recognize interest or penalties.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2007 for federal and state returns remain open to examination by the major taxing jurisdictions in which we operate.

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. Such reclassifications had no effect on net income.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRSs”

In May 2011, the FASB issued ASU 2011-04, which changes the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011; early application is not permitted. This ASU is not expected to have a material impact on the accompanying financial statements.

ASU No. 2011-05, “Presentation of Comprehensive Income”

In June 2011, the FASB issued ASU 2011-05, which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of US GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU changes the presentation of other comprehensive income in the accompanying financial statements. However, this ASU does not change the calculation of the other comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. This ASU is not expected to have a material impact on the accompanying financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU No. 2011-08, “Testing Goodwill for Impairment”

In September 2011, the FASB issued ASU 2011-08, which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. This ASU also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. The Company does not expect to implement this ASU prior to the required date nor does the Company expect that it will have a material impact on the accompanying financial statements.

ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”

In December 2011, the FASB issued ASU 2011-11, which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that either offset in accordance with current literature or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013; the disclosures are retrospectively applied for comparative periods. The Company is currently evaluating the impact on the accompanying financial statements.

ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”

In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This ASU is effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU is deferring. This ASU is not expected to have a material impact on the accompanying financial statements.

Note 2 – Acquisitions

On January 5, 2010, the Company completed the acquisition of Lightning Pipeline, Great Plains, and Brainard. Lightning Pipeline is the parent company of Orwell and Great Plains is the parent company of NEO. Orwell, NEO and Brainard are natural gas distribution companies that serve approximately 24,000 customers in Northeastern Ohio and Western Pennsylvania. The acquisition increased the Company’s customers by more than 50%.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merger Consideration-Issuance of Shares

The final aggregate purchase price for the Ohio and Pennsylvania subsidiaries was $37.9 million, which consisted of approximately $20.8 million in debt of the Ohio and Pennsylvania subsidiaries with the remainder of the purchase price paid in unregistered shares of common stock of the Company. In accordance with the Merger Agreements, on January 5, 2010, the shares of common stock of Lightning Pipeline, Great Plains and Brainard were converted into the right to receive unregistered shares of common stock of the Company (the “Shares”) in accordance with the following calculation:

The total number of Shares the Shareholders received equaled the total of $34,304,000 plus $3,565,339, which was the number of additional active customers of the Ohio and Pennsylvania subsidiaries in excess of 20,900 at closing (23,131 - 20,900 = 2,231 multiplied by $1,598.09), less $20,796,254 (which was the debt of the Ohio and Pennsylvania subsidiaries at closing), divided by $10.

Based on this calculation, the Company issued 1,707,308 Shares in the aggregate. The Company issued Richard M. Osborne, as trustee, 1,565,701 Shares, Thomas J. Smith 73,244 Shares and Rebecca Howell 19,532 Shares. Mr. Osborne is chairman of the board and chief executive officer, Mr. Smith is a director and the chief financial officer, and Ms. Howell is the corporate secretary of the Company.

The acquisition of the Ohio and Pennsylvania subsidiaries was accounted for under the purchase method of accounting. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The estimated fair value of the assets acquired and liabilities assumed is reflected in the following table at the date of acquisition.

	Total Ohio Companies	Great Plains	Lightning Pipeline	Brainard
Current assets	$11,475,898	$7,343,434	$4,012,842	$119,625
Property and equipment	29,530,634	18,290,609	10,818,924	421,101
Deferred Tax Assets	76,772	-	11,535	65,237
Other Noncurrent assets	152,585	1,000	140,002	11,583
Customer Relationships	685,000	640,000	45,000	-
Goodwill	13,551,181	9,112,901	4,312,007	126,273

Total assets acquired	55,472,070	35,387,944	19,340,310	743,819

Current liabilities	13,836,120	7,589,554	5,842,518	404,051
Asset Retirement Obligation	487,447	-	477,939	9,508
Deferred Tax Liability	3,279,164	1,483,525	1,651,769	143,870

Total liabilities assumed	17,602,731	9,073,079	7,972,226	557,429

Net assets acquired	$37,869,339	$26,314,865	$11,368,084	$186,390

Approximately $13.6 million of the total purchase price was allocated to goodwill. None of the goodwill is expected to be deductible for tax purposes. Transaction costs related to the mergers totaled $136,346 for the year ended December 31, 2010 and are recorded in the accompanying statements of income within the other income (expense).

The results of operations for the Ohio and Pennsylvania subsidiaries for the period from January 1, 2010 to January 4, 2010 were not material.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Spelman intends to recondition and convert the Ohio pipelines to transport natural gas to new markets where natural gas service is currently not available, as well as to connect to markets served by the Ohio subsidiaries. The expenditures include reestablishment and clearing of rights-of-way, “pigging” and pressure test of the line, replacement of some existing pipe, connect to supply sources and establishment of interconnections to customers. The current assets are cathodically protected and reside in a protective nitrogen bath.

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

Acquisition of Independence Oil & LP Gas, Inc.

On August 1, 2011 the Company purchased certain assets and assumed certain liabilities of Independence Oil & LP Gas, Inc. for the original price of $1.6 million, of which $200,000 was held back for 90 days. Independence Oil & LP Gas, Inc. delivered liquid propane, heating oil, and kerosene to approximately 4,500 customers from its offices in West Jefferson, North Carolina and Independence, Virginia. The Company created a new subsidiary named Independence Oil, LLC and is continuing to service the current customers with the intention to expand to other customers in each of the regions. The costs related to the transaction were $13,526 and were expensed during the year ended December 31, 2011.

In accordance with GAAP, the Company determined the purchase of the assets acquired and liabilities assumed to be a business combination. Therefore, the Company applied the acquisition method and valued each of the assets acquired (cash, accounts receivable, inventory, and property, plant and equipment) and liabilities assumed (accounts payable) at fair value as of the acquisition date. The cash, accounts receivable and accounts payable were deemed to be at fair value as of the acquisition date. The Company valued the fair value of inventory and property, plant and equipment by performing fair value research of the items acquired. This process resulted in the fair value of the assets acquired, reduced by the liabilities assumed, to be greater than the purchase price. The difference is a gain from bargain purchase and is included as a separate line item in the accompanying statements of income. The Company completed the transaction as it provided the opportunity to strengthen its presence in North Carolina, while extending into Virginia, two markets with favorable competitive conditions targeted for growth.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the assets acquired and liabilities assumed is reflected in the following table at the date of acquisition.

Current assets	$429,576
Property and equipment	1,958,717

Total assets acquired	2,388,293

Current liabilities	57,777

Total liabilities assumed	57,777

Net assets acquired	$2,330,516

The asset purchase agreement included a settlement date 90 days after the acquisition date, determined to be October 31, 2011 by both parties. As a result of this settlement, the Company paid $125,000 of the $200,000 that was held back at the acquisition date on November 1, 2011. The remaining $75,000 was held back to complete an environmental remediation project that was agreed upon at the time of closing. The environmental remediation was completed in December 2011 and the $75,000 was paid for the remediation project and therefore no funds were remaining to provide to the seller. In addition, there was approximately $50,000 of net working capital adjustments made during this settlement. The effects of this settlement were recorded during December 2011 and are reflected in the accompanying consolidated financial statements.

Note 3 – Marketable Securities

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities in the accompanying balance sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary, are in the accompanying statements of income. The Company did not hold any held-to-maturity or trading securities as of December 31, 2011 or 2010.

The following is a summary of available-for-sale securities at:

	December 31, 2011
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$238,504	$129,371	$367,875

	December 31, 2010
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$199,500	$75,450	$274,950

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains on available-for-sale securities of $80,405 and $46,590, respectively (net of $48,966 and $28,860 in taxes) was included in accumulated other comprehensive income in the accompanying balance sheets at December 31, 2011 and 2010, respectively.

The gross realized gains are summarized below:

Years Ended December 31,	Sales Proceeds	Cost	Gross Realized Gains
2011	$-	$-	$-
2010	$4,185,867	$4,026,347	$159,520

As of December 31, 2011 and December 31, 2010, the Company did not hold any securities in an unrealized loss position.

The fair value of financial instruments including cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair values of marketable securities are estimated based on closing share price on the quoted market price for those investments. Cost basis is determined by specific identification of securities sold.

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

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of:

	December 31, 2011

	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$367,875	-	-	$367,875

	December 31, 2010

	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$274,950	-	-	$274,950

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Property, Plant and Equipment

Producing Natural Gas Properties

In order to provide a stable source of natural gas for a portion of its requirements, EWR and EWD own two natural gas production properties and three gathering systems located in north central Montana. The Company is depleting the cost of the gas properties using the units-of-production method. As of December 31, 2011 and 2010, management of the Company estimated the net gas reserves at 2.5 and 2.4 Bcf (unaudited) and $3,206,000 and $3,069,000 of net present value after applying a 10% discount (unaudited), considering reserve estimates provided by an independent reservoir engineer, respectively. The net book value of the gas properties totals $1,330,782 and $1,705,360, at December 31, 2011 and 2010, respectively.

The wells are depleted based upon production at approximately 10% and 11% per year as of December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, EWR’s portion of the daily gas production was 467 Mcf and 496 Mcf per day, or 17.0% and 17.4% of EWR’s volume requirements, respectively.

EWD owns working interests in a group of approximately 50 producing natural gas properties and a 75% ownership interest in a gathering system located in northern Montana. For the years ended December 31, 2011 and 2010, EWD’s portion of the daily gas production was 137 Mcf and 167 Mcf per day, or 5.0% and 5.8% of EWR’s volume requirements, respectively.

For the years ended December 31, 2011 and 2010, EWR and EWD’s combined portion of the estimated daily gas production from the reserves was 604 Mcf and 663 Mcf, or 22.0% and 23.2% of our volume requirements in our Montana market, respectively. The wells are operated by an independent third party operator who also has an ownership interest in the properties.

Note 6 – Credit Facilities and Long-Term Debt

Bank of America

At December 31, 2011, Energy West had an unsecured $30 million revolving credit facility with the Bank of America. On November 2, 2011, the Company exercised the $10 million accordion feature on the revolving credit facility with Bank of America to increase the capacity from $20 million to $30 million. The expanded credit facility changes the annual commitment fee from 0.20% to a range of 0.25% to 0.45% of the unused portion of the facility. The interest on amounts outstanding changes from the monthly London Interbank Offered Rate (“LIBOR”) plus 120 to 145 basis points for interest periods selected by Energy West (the “Bank of America Credit Facility”) to the monthly LIBOR plus 175 to 225 basis points. The other terms of the agreement remain the same, including the expiration of the facility on June 29, 2012.

For the year ended December 31, 2011 and 2010, the weighted average interest rate on the facility was 1.72% and 2.29%, respectively, resulting in $262,514 and $241,625 of interest expense, respectively. The balance on the revolving credit facility was $23,160,000 and $18,149,999 at December 31, 2011 and 2010, respectively. The $23.2 million of borrowings as of December 31, 2011, leaves the remaining borrowing capacity on the line of credit at $6.8 million.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense was $800,800 for the years ended December 31, 2011 and 2010, respectively.

Citizens Bank

In connection with the acquisition of the Ohio and Pennsylvania subsidiaries, NEO and Great Plains each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consisted of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guaranteed each loan. Mr. Osborne guaranteed each loan both individually and as trustee of the Osborne Trust, and Great Plains guaranteed NEO’s revolving line of credit and term loans.

The Ohio and Pennsylvania subsidiaries had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the years ended December 31, 2011 and 2010, the weighted average interest rate on the term loans was 5.00%, resulting in $156,022 and $479,384 of interest expense, respectively.

NEO’s revolving credit line with Citizens Bank matured on November 29, 2010 and was repaid and extinguished at that time. For the year ended December 31, 2010, the weighted average interest rate on the revolving credit line was 5.00%, resulting in $97,862 of interest expense.

The term loans were paid off on May 3, 2011 resulting in no outstanding balance at December 31, 2011. At December 31, 2010, $9.6 million had been borrowed under the term loans.

Huntington Bank

On December 31, 2009, Orwell entered into an amended and restated short-term credit facility with The Huntington National Bank, N.A. (the “Huntington Credit Facility”). The Huntington Line of Credit and Term Loan both had a maturity date of November 28, 2010. Orwell repaid and extinguished these debt obligations at that time.

For the year ended December 31, 2010, the weighted average interest rate on the term note was 4.00% resulting in $166,344. The weighted average interest rate on the credit line was 4.00% resulting in $59,424 of interest expense.

SunLife Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together “the Issuers”), issued $15.3 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with SunLife. Approximately $615,000 was incurred related to the debt issuance which was capitalized and are being amortized over the life of the notes.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The use of proceeds for both notes extinguished existing amortizing bank debt and other existing indebtedness, funded $3.4 million for the 2011 capital program for Orwell and NEO, established two debt service reserve accounts, and replenished the Company’s treasuries for the previously described repayment of maturing bank debt and transaction expenses. The capital program funds and debt service reserve accounts are in interest bearing accounts and included in restricted cash.

Payments for both notes prior to maturity are interest-only.

For the year ended December 31, 2011, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $549,979 of interest expense. For the year ended December 31, 2011, the weighted average interest rate on the Floating Rate Note was 4.16% resulting in $83,075 of interest expense.

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

The Fixed Rate Note and the Floating Rate Note carry a 60% debt-to-capitalization financial covenant on a consolidated basis for Ohio and the Company, as well as, a 2.0x interest coverage test based on a trailing twelve-month basis. Additional covenants customary for asset sales and purchases, additional indebtedness, dividends, change of control and other matters are also included.

The Company is in compliance with the financial covenants under its debt agreements or has received waivers for any defaults.

For the year ended December 31, 2011, the Company breached a financial covenant under the Fixed Rate Note and Floating Rate Note when the Ohio subsidiaries made restricted payments in the form of dividends to the holding company in excess of the amounts permissible. In addition, the Company did not timely notify Sun Life of certain newly-formed subsidiaries which were required to be obligors under the Fixed Rate Note and Floating Rate Note. The failure to timely notify Sun Life constituted a breach of the Fixed Rate Note and Floating Rate Note. The Company requested that Sun Life waive these breaches and amend the financial covenants.

On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note. Pursuant to the amendments, Sun Life waived its rights and remedies of the breaches of the covenants

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

described above. The amendments also provide that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the Ohio subsidiaries to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of the Ohio subsidiaries for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. Currently, the Company does not expect the Ohio subsidiaries to be able to pay a dividend to holding company until the fourth quarter of 2012. The inability of the Ohio subsidiaries to pay a dividend to the holding company may impact the Company’s ability to pay a dividend to shareholders. In addition, the Company has agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing.

The Fixed Rate Note and Floating Rate Note require, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense, determined in accordance with GAAP. The interest coverage ratio is measured with respect to the Ohio subsidiaries on a consolidated basis and also with respect to the Company and all of its subsidiaries, on a consolidated basis. The notes also require that the Company does not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for the Ohio subsidiaries, and again on a consolidated basis with respect to the Company and all of its subsidiaries.

The following table shows the future minimum payments on the credit facilities and long-term debt for the years ended December 31:

2012	$7,885
2013	8,503
2014	3,002,220
2015	-
2016	-
Thereafter	28,334,000

Total	$31,352,608

Note 7 – Stockholders’ Equity

The Company’s common stock trades on the NYSE Amex Equities (formerly known as the American Stock Exchange) under the symbol “EGAS.”

The Board of Directors approved a stock repurchase plan whereby the Company has the ability to buy back up to 448,500 shares of the Company’s common stock. There was no share repurchase activity during the years ended December 31, 2011 and 2010.

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of December 31, 2011 and 2010, there are 35,000 and 39,500 options outstanding, respectively. The maximum number of shares available for future grants under this plan is 58,000 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incentive stock options, 110% of the fair market value if the employee owns more than 10% of the outstanding common stock). Pursuant to the Option Plan, the options vest over four years and are exercisable over a five to ten-year period from date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	Years Ended December 31,
	2011	2010
Expected dividend rate	N/A	5.13%
Risk free interest rate	N/A	2.71%
Weighted average expected lives, in years	N/A	10.00
Price volatility	N/A	26.91%
Total intrinsic value of options exercised	N/A	$-
Total cash received from options exercised	N/A	$-

A summary of the status of the stock option plans as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2009	44,500	$8.52
Granted	10,000	$10.15
Exercised	-	$-
Expired	(15,000)	$9.93

Outstanding December 31, 2010	39,500	$8.40
Granted	-	$-
Exercised	-	$-
Expired	(4,500)	$6.35

Outstanding December 31, 2011	35,000	$8.66	$80,000

Exerciseable December 31, 2011	26,250	$8.37	$96,500

The weighted average fair value of options granted during the years ended December 31, 2011 and 2010 was $0 and $1.41, respectively. As of December 31, 2011 and 2010, there was $12,637 and $31,824 of total unrecognized compensation cost related to stock-based compensation, respectively. That cost is expected to be recognized over a period of three years.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information applies to options outstanding at December 31, 2011:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

12/1/2008	$7.10	10,000	$7.10	6.92	10,000	$7.10
6/3/2009	$8.44	5,000	$8.44	2.42	3,750	$8.44
12/1/2009	$8.85	10,000	$8.85	7.92	7,500	$8.85
12/1/2010	$10.15	10,000	$10.15	8.92	5,000	$10.15

		35,000			26,250

For the years ended December 31, 2011 and 2010, all stock options granted have an exercise price equal to the fair market value of the Company’s stock at the date of grant.

During the years ended December 31, 2011 and 2010, the Company recorded $19,187 and $22,631, respectively ($11,896 and $14,193, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005. For the years ended December 31, 2011 and 2010, 0 and 10,000 options were granted, respectively.

Note 8 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the years ended December 31, 2011 and 2010 was $400,588 and $218,169, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. The Company contributed shares of common stock valued at $37,244 and $41,650 for the years ended December 31, 2011 and 2010, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. The Company made no contributions for the years ended December 31, 2011 and 2010.

The Company has sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of December 31, 2011 and 2010, the value of plan assets was $182,931 and $212,678, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2011		2010
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$228,839	$-	$134,236	$-
Contributions in aid of construction	-	659,362	-	607,562
Property, plant and equipment	-	-	-	2,861,764
Other nondeductible accruals	64,794	-	30,172	-
Recoverable purchase gas costs	351,241	-	104,934	-
Net operating loss carryforwards	-	4,750,607	-	2,929,738
Property tax liability	89,391	179,273	-	-
Other	651,659	305,390	191,138	928,687

Total deferrred tax assets	1,385,924	5,894,632	460,480	7,327,751

Deferred tax liabilities:
Recoverable purchase gas costs	275,560	-	317,539	-
Property, plant and equipment	-	3,361,427	-	-
Property tax liability	-	-	-	331,377
Unrealized gain on securities available for sale	49,050	-	28,579	-
Amortization of intangibles	-	348,458	-	79,639
Other	-	655,500	-	528,310

Total deferrred tax liabilities	324,610	4,365,385	346,118	939,326

Net deferred tax asset before valuation allowance	1,061,314	1,529,247	114,362	6,388,425
Less: valuation allowance	-	(4,437,414)	-	(4,584,161)

Net deferred tax asset (liability)	$1,061,314	$(2,908,167)	$114,362	$1,804,264

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense consists of the following:

	Years Ended December 31,
	2011	2010
Current income tax expense (benefit):
Federal	$(767,304)	$365,046
State	184,989	94,150

Total current income tax expense (benefit)	(582,315)	459,196

Deferred income tax expense:
Federal	3,238,429	3,008,000
State	506,943	42,862

Total deferred income tax expense	3,745,372	3,050,862

Total income taxes before credits	3,163,057	3,510,058
Investment tax credit, net	(21,062)	(21,062)

Total income tax expense	$3,141,995	$3,488,996

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Years Ended December 31,
	2011	2010
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$2,893,921	$3,157,069
State income tax, net of federal tax expense	295,101	305,434
Amortization of deferred investment tax credits	(21,062)	(21,062)
Decrease in valuation allowance	(146,747)	(626,618)
Other	120,782	674,173

Total income tax expense	$3,141,995	$3,488,996

The Company has approximately $5.6 million federal net operating loss carryover as of December 31, 2011. The net operating losses begin to expire in 2024. Due to acquisitions, these net operating losses are subject to Section 382 of the Internal Revenue Code. The Company has approximately $68.2 million of state net operating loss carryover as of December 31, 2011. The Company has placed a state deferred tax asset valuation allowance of $2.7 million against the state net operating loss carryover. In addition, the Company has approximately $35.6 million of carryover tax basis as of December 31, 2011. The Company has placed a state deferred tax asset valuation allowance of $1.7 million on the carryover tax basis of the subsidiaries, since the carryover tax basis is subject to Section 382 of the Internal Revenue Code. Management has concluded that the realization of these state deferred tax assets do not meet the “more-likely-than-not” requirements of ASC 740.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies in making this assessment.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the applicable provisions of ASC 740 to recognize, measure, and disclose uncertain tax positions in the financial statements. Under ASC 740, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption and in subsequent periods. During the year ended December 31, 2011, no adjustments were recognized for uncertain tax benefits.

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax positions were accrued at December 31, 2011 and 2010.

The tax years after 2007 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

Note 10 – Related Party Transactions

The Company is party to certain agreements and transactions with Mr. Osborne, or companies owned or controlled by Mr. Osborne.

Notes Payable

The Company had two notes payable to Mr. Osborne. The first note was payable on demand and bore interest at a rate equal to the prime rate as published by Key Bank. On December 1, 2010, the Company repaid the first note in full, including all interest accrued to date. The second note had a maturity date of January 3, 2014 and bore interest at 6.0% annually. On May 3, 2011, the Company repaid the second note in full, including all interest accrued to date, using the SunLife proceeds. As of December 31, 2011 and 2010, the second note had a balance of $0 and $52,578, respectively, which included $0 and $3,217 of accrued interest, respectively. Interest expense incurred related to both loans was $529 and $110,184, respectively, for the years ended December 31, 2011 and 2010.

Note Receivable

The Company has a note receivable from JDOG Marketing, a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to JDOG Marketing to finance the acquisition of a gas pipeline. The balance due from JDOG Marketing was $45,664 and $55,230 (of which, $10,256 and $9,565 is due within one year) as of December 31, 2011 and 2010, respectively. The Company has a corresponding agreement to lease the pipeline from JDOG Marketing through December 31, 2016. Lease expense resulting from this agreement was $13,200 and $14,427 for the years ended December 31, 2011 and 2010, respectively, which is included in the Natural Gas Purchased column below. There was no balance due at December 31, 2011 or 2010 to JDOG Marketing related to these lease payments.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at December 31, 2011 and 2010, respectively:

	Accounts Receivable		Accounts Payable
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
John D. Oil and Gas Marketing	$3,282	$42,938	$126,051	$247,430
Cobra Pipeline	448	22,071	1,312	84,597
Orwell Trumbell Pipeline	128,012	120,975	1,043	77,325
Great Plains Exploration	133,928	148,252	9	-
Big Oats Pipeline Supply	432	863	53,348	4,723
Kykuit Resources	98,037	97,154	-	-
Sleepy Hollow	138,611	100,640	-	-
Other	16,334	26,491	10,000	3,468

Total	$519,084	$559,384	$191,763	$417,543

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the year ended December 31, 2011:

	Year Ended December 31, 2011
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$3,907,583	$21,602	$53,046	$-	$13,128
Cobra Pipeline	314,589	70,548	6,928	-	7,798
Orwell Trumbell Pipeline	302,682	129,597	99,737	2,283	10,048
Great Plains Exploration	1,414,536	528,339	30,155	4,188	28,080
Big Oats Pipeline Supply	-	1,178,380	561,355	3,452	1,000
Kykuit Resources	-	-	39,600	-	883
Sleepy Hollow	-	-	-	-	37,970
Other	178,617	-	211,138	59,516	3,603

Total	$6,118,007	$1,928,466	$1,001,959	$69,439	$102,510

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the year ended December 31, 2010:

	Year Ended December 31, 2010
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$4,348,210	$364	$3,427	$49,824	$-
Cobra Pipeline	365,986	83,010	107,525	-	25,448
Orwell Trumbell Pipeline	477,703	98,659	429	2,464	122,039
Great Plains Exploration	31,358	42,600	66,875	1,901,585	4,443
Big Oats Pipeline Supply	-	705,858	263,759	3,298	4,014
Kykuit Resources	-	-	-	-	10,559
Sleepy Hollow	-	-	-	-	69,633
Other	-	-	278,329	77,336	80,226

Total	$5,223,257	$930,491	$720,344	$2,034,507	$316,362

The Company also accrued a liability of $635,192 and $413,399, respectively, due to companies controlled by Mr. Osborne for natural gas used through December 31, 2011 and 2010 that has not yet been invoiced. The related expense is included in the gas purchased line item in the accompanying statements of income. These amounts will be trued up to the actual invoices when received in future periods.

On December 20, 2011, the Company consummated a real estate transaction with Black Bear, an Ohio limited liability company owned and controlled by Mr. Osborne, whereby Black Bear sold to the Company approximately 9.24 acres of real estate Black Bear owned in Violet Township, Fairfield County, Ohio for $600,000.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Segments of Operations

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline, propane, and corporate and other operations. The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production and propane businesses and from the federally regulated pipeline business. The Company has regulated utility businesses in the states of Maine, Montana, North Carolina, Ohio, Pennsylvania, and Wyoming and these businesses are aggregated together to form the natural gas operations. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment:

Year Ended December 31, 2011
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$90,325,379	$13,461,470	$417,768	$3,014,971	$-	$107,219,588
Intersegment eliminations	(330,763)	(7,671,532)	-	-	-	(8,002,295)

Total operating revenue	89,994,616	5,789,938	417,768	3,014,971	-	99,217,293

COST OF SALES	53,348,689	12,142,036	-	2,695,187	-	68,185,912
Intersegment eliminations	(330,763)	(7,671,532)	-	-	-	(8,002,295)

Total cost of sales	53,017,926	4,470,504	-	2,695,187	-	60,183,617

GROSS MARGIN	$36,976,690	$1,319,434	$417,768	$319,784	$-	$39,033,676

OPERATING EXPENSES
Distribution, general and administrative	18,297,497	517,155	67,237	597,620	130,545	19,610,054
Maintenance	1,061,672	648	18,076	42,052	-	1,122,448
Depreciation and amortization	4,016,981	285,254	60,195	102,451	-	4,464,881
Accretion	96,536	45,678	-	-	-	142,214
Taxes other than income	3,330,549	24,997	25,853	44,061	26,400	3,451,860

Total operating expenses	26,803,235	873,732	171,361	786,184	156,945	28,791,457

OPERATING INCOME (LOSS)	$10,173,455	$445,702	$246,407	$(466,400)	$(156,945)	$10,242,219

OTHER INCOME (EXPENSE)	638,583	(877,465)	-	1,004,929	(282,903)	483,144
INTEREST EXPENSE	(2,106,130)	(87,744)	(16,811)	-	(3,166)	(2,213,851)
Intersegment eliminations	180,248	-	-	-	(180,248)	-

INCOME (LOSS) FROM
CONTINUING OPERATIONS	$8,886,156	$(519,507)	$229,596	$538,529	$(623,262)	$8,511,512

INCOME TAX BENEFIT
(EXPENSE)	(3,072,056)	232,393	(67,167)	(283,313)	48,148	(3,141,995)

NET INCOME (LOSS)	$5,814,100	$(287,114)	$162,429	$255,216	$(575,114)	$5,369,517

Capital expenditures	$22,495,616	$-	$19,248	$582,889	$107,765	$23,205,518

As of December 31, 2011
Investment in unconsolidated affiliate	$-	$330,351	$-	$-	$-	$330,351
Goodwill	$14,607,952	$-	$-	$-	$-	$14,607,952

Total assets	$142,040,028	$5,900,392	$872,341	$3,638,634	$68,057,539	$220,508,934
Intersegment eliminations	(50,723,758)	(1,567,600)	(28,368)	(2,125,742)	(9,652,052)	(64,097,520)

Total assets	$91,316,270	$4,332,792	$843,973	$1,512,892	$58,405,487	$156,411,414

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2010
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$83,926,733	$15,116,196	$426,644	$-	$-	$99,469,573
Intersegment eliminations	(319,377)	(7,650,139)	-	-	-	(7,969,516)

Total operating revenue	83,607,356	7,466,057	426,644	-	-	91,500,057

COST OF SALES	49,196,214	13,479,242	-	-	-	62,675,456
Intersegment eliminations	(319,377)	(7,650,139)	-	-	-	(7,969,516)

Total cost of sales	48,876,837	5,829,103	-	-	-	54,705,940

GROSS MARGIN	$34,730,519	$1,636,954	$426,644	$-	$-	$36,794,117

OPERATING EXPENSES
Distribution, general and administrative	16,774,046	411,815	132,529	-	19,782	17,338,172
Maintenance	1,036,836	627	14,303	-	-	1,051,766
Depreciation and amortization	3,679,147	299,649	55,587	-	-	4,034,383
Accretion	84,998	43,296	-	-	-	128,294
Taxes other than income	3,106,991	24,285	27,641	-	3,283	3,162,200

Total operating expenses	24,682,018	779,672	230,060	-	23,065	25,714,815

OPERATING INCOME (LOSS)	$10,048,501	$857,282	$196,584	$-	$(23,065)	$11,079,302

OTHER INCOME (EXPENSE)	872,221	(635,328)	-	-	196,659	433,552
INTEREST EXPENSE	(2,134,869)	(67,070)	(25,418)	-	-	(2,227,357)
Intersegment eliminations	49,135	-	-	-	(49,135)	-

INCOME (LOSS) FROM
CONTINUING OPERATIONS	$8,834,988	$154,884	$171,166	$-	$124,459	$9,285,497

INCOME TAX EXPENSE	(3,161,630)	(39,280)	(18,383)	-	(269,703)	(3,488,996)

NET INCOME (LOSS)	$5,673,358	$115,604	$152,783	$-	$(145,244)	$5,796,501

Capital expenditures	$8,489,529	$-	$-	$-	$32,988	$8,522,517

As of December 31, 2010
Investment in unconsolidated affiliate	$-	$640,216	$-	$-	$-	$640,216
Goodwill	$14,607,952	$-	$-	$-	$-	$14,607,952

Total assets	$114,279,877	$5,527,185	$658,198	$-	$77,068,782	$197,534,042
Intersegment eliminations	(46,254,358)	(1,114,867)	(17,122)	-	(12,419,759)	(59,806,106)

Total assets	$68,025,519	$4,412,318	$641,076	$-	$64,649,023	$137,727,936

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

Commitments

The Company has a long-term contract with Northwestern Energy for pipeline and storage capacity which commits the Company to purchase certain blocks of pipeline capacity through 2018 at the interconnect with the TransCanada pipeline. The Company has a companion contract with TransCanada for pipeline capacity of equal quantities and terms. Based on current tariff prices as specified in the contracts, the future obligations under these agreements at December 31, 2011 are as follows:

	Northwestern Energy	Trans-Canada
2012	$1,498,000	$920,000
2013	1,498,000	920,000
2014	1,498,000	920,000
2015	1,331,000	828,000
2016	499,000	368,000
Thereafter	957,000	705,000

Total	$7,281,000	$4,661,000

The Company’s operating unit, Bangor Gas entered into an agreement with Maritimes and Northeast Pipeline for the transportation and storage of natural gas. Future obligations due to Maritimes and Northeast Pipeline:

2012	$575,622
2013	575,622
2014	575,622
2015	357,042
2016	357,042
Thereafter	1,071,126

Total	$3,512,076

The Company also guarantees the gas supply obligations of its subsidiaries for up to $5.5 million of amounts purchased.

The Company’s marketing and production segment has several contracts to sell natural gas to customers at fixed prices that range from a low of $3.86 per Dkt to a high of $5.65 per Dkt. Three of these contracts have a remaining term of two years with an approximate annual volume commitment of 364,000 Dkt. The remaining contracts have terms of less than one year, with a total approximate volume commitment of 317,000 Dkt.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its consultants continue to work with the MDEQ relating to the remediation plan for water contaminants. The MDEQ has established regulations that allow water contaminants at a site to exceed standards if it is technically impracticable to achieve them. Although the MDEQ has not established guidance to attain a technical waiver, the EPA has developed such guidance. The EPA guidance lists factors which render remediation technically impracticable. The Company has filed a request for a waiver respecting compliance with certain standards with the MDEQ. As of December 31, 2011 there has been no action on the waiver request by the MDEQ.

The Company incurred cumulative costs of approximately $2.1 million in connection with the evaluation and remediation of the site which the MPSC allowed for the recovery of these costs through a surcharge on customer bills. On February 2, 2010 the recovery was complete, no additional recovery has been requested and the recovery surcharge has been extinguished.

Included as part of the acquisition of Independence, the Company identified a piece of property that encountered a diesel fuel spill and required environmental cleanup. This property is currently used as a storage facility for the diesel fuel and propane that is utilized in daily operations. The Company completed a voluntary remediation of the soil contaminants at the property and plan to monitor the site for future contaminants.

Approximately $75,000 was incurred to evaluate and remediate the site during 2011 and there are expected on-going costs of approximately $20,000 per year for the next two years.

Legal Proceedings

In 2010, Bangor Gas Company, the Company’s Maine utility asserted a claim against H.Q. Energy Services (US), Inc. (“HQ”) for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against the Company for reimbursement of certain transportation charges that HQ paid to a third party. The parties agreed to arbitration and on September 1, 2011, the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to the Company. The arbitrators also ordered the Company to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay the Company for future fuel reimbursements for the remaining term of the agreement. On September 23, 2011, the arbitrators clarified their initial order to require HQ to reimburse the Company for the past transportation charges awarded by the arbitrators if the FERC determined that our payment of the transportation charges was not consistent with FERC policy. On November 10, 2011, the FERC’s Office of General Counsel issued a no-action letter indicating that the FERC staff could not assure the Company that the FERC would not recommend enforcement action if the Company made the payments to HQ required by the arbitration award. As a result, on November 30, 2011, the Company filed an action in the United States District Court, District of Maine against HQ seeking to vacate the arbitration award against the Company and confirm that portion of the award requiring HQ to return the transportation payments to the Company and obtain our award of past fuel reimbursements in addition to the prospective award made by the arbitrators. On March 1, 2012, the court issued an order confirming the arbitration award against the Company, rejecting the Company’s claim for past fund costs, and denying the Company’s claim for reimbursement of transportation charges on the grounds that the FERC no-action letter was not a final, binding finding by the FERC of the consistency of the payments with FERC policy. On March 30, 2012, the Company filed an action with the United States Court of Appeals for the First Circuit appealing the district court’s decision in its entirety. The Company intends to vigorously pursue the claim against HQ.

On April 15, 2011, the Company and Richard M. Osborne, Chairman and CEO, filed a lawsuit captioned “Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation,” Case No. 1:11-CV-744 which was filed in the U.S. District Court for the Northern District of Ohio. The lawsuit claims that Messrs. German, Cook, Gibson and Welch, as directors of Corning Natural Gas Corporation (“Corning”), breached their fiduciary duties to shareholders of Corning by (i) failing to maximize shareholder value in connection with the Company’s offers to acquire all of Corning’s

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding shares of common stock and (ii) instituting a rights offering to dilute Mr. Osborne and the Company’s ownership of Corning. Alternatively, the lawsuit provides for a derivative claim against the directors of Corning for the same conduct. The Company and Mr. Osborne seek to rescind the rights offering. Corning and the directors of Corning filed a motion to dismiss the lawsuit. The court granted the motion to dismiss on March 23, 2012.

In a related proceeding, on August 11, 2011, the Company filed a lawsuit against Corning in the Supreme Court of the State of New York, County of Steuben, to inspect the corporate books and records of Corning concerning the rights offering. On Februaruy 16, 2012, the court granted in part the petition of the Company to inspect the corporate books and records of Corning.

In the Company’s opinion, the outcome of these legal actions will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

The Company reached agreement with the Montana Department of Revenue (“DOR”) to settle personal property tax claims for the years 1997-2002. The settlement amount is being paid in ten annual installments of $243,000 each, beginning November 30, 2003. The Company has obtained rate relief that includes full recovery of the property tax associated with the DOR settlement. The last payment under this settlement is November 2012.

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

Operating Leases

The Company leases certain properties including land, office buildings, and other equipment under non-cancelable operating leases. The future minimum lease payments on these leases are as follows for the years ended December 31:

2012	$457,687
2013	418,061
2014	337,132
2015	188,832
2016	111,177
Thereafter	766,445

Total	$2,279,334

Lease expense resulting from operating leases for the years ended December 31, 2011 and 2010, totaled $541,290 and $405,839, respectively.

Note 13 – Financial Instruments and Risk Management

Management of Risks Related to Fixed Contracts

The Company and its subsidiaries are subject to certain risks related to changes in certain commodity prices and risks of counterparty performance. The Company has established policies and procedures to manage such risks. The Company has a Risk Management Committee comprised of Company officers and management to oversee the risk management program as defined in its risk management policy. The purpose of the risk management program is to minimize adverse impacts on earnings resulting from volatility of energy prices, counterparty credit risks, and other risks related to the energy commodity business.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2011 and 2010, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”

Note 14 – Subsequent Events

The Company declared a dividend of $0.045 per share on January 4, 2012 that is payable to shareholders of record on January 16, 2012. There were 8,154,301 shares outstanding on January 16, 2012 resulting in a total dividend of $366,944 which was paid to shareholders on January 27, 2012.

The Company declared a dividend of $0.045 per share on January 25, 2012 that is payable to shareholders of record on February 15, 2012. There were 8,154,676 shares outstanding on February 15, 2012 resulting in a total dividend of $366,960 which was paid to shareholders on February 27, 2012.

The Company declared a dividend of $0.045 per share on February 29, 2012 that is payable to shareholders of record on March 15, 2012. There were 8,155,051 shares outstanding on March 15, 2012 resulting in a total dividend of $366,978 which was paid to shareholders on March 30, 2012.

The Company entered into a $500,000 commercial line of credit agreement with Yadkin Valley Bank and Trust Company on February 13, 2012 for Independence to utilize for operations. The interest rate is 4.5% per annum, expires one-year from the date of execution and is secured by assets of Independence.

The Company acquired the stock of Public Gas Company, Inc. (“PGC”) from Kentucky Energy Development, LLC on April 1, 2012 for $1.6 million. PGC is a regulated natural gas distribution company serving approximately 1,600 customers in the State of Kentucky in the counties of Breathitt, Jackson, Johnson, Lawrence, Lee, Magoffin, Morgan and Wolf.