Form 10-K/A
period 2011-12-31
Gas Natural Inc.
filed 2012-04-30
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34585

GAS NATURAL INC.

(Exact name of registrant as specified in its charter)

Ohio	27-3003768
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

1 First Avenue South

Great Falls, Montana 59401

(Address of principal executive offices, including zip code)

(800) 570-5688

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common, par value $.15 per share	NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was $70,262,323.

The number of shares outstanding of the registrant’s common stock as of March 21, 2012 was 8,155,051 shares.

Explanation of Amendment

Gas Natural Inc. is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) filed with the Securities and Exchange Commission on April 10, 2012 for the purpose of including the following portions of Gas Natural’s Annual Report that were incorporated by reference:

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive Compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accountant Fees and Services

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the April 10, 2012 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. Below are the names, ages, positions and certain other information concerning our current directors and executive officers:

W. E. ‘Gene’ Argo, 70, has been a director since 2002. He retired in 2004 as the president and general manager of Midwest Energy, Inc., a gas and electric cooperative in Hays, Kansas, in which capacity he had served since 1992. Over the course of Mr. Argo’s long tenure on our board, he has developed a detailed knowledge and understanding of Gas Natural and he provides our board with continuity that contributes to our long term success. His past experience in energy and utility related industries also imparts insight into our industry.

Wade F. Brooksby, 67, joined the board in 2010. His extensive background includes various executive management positions in public and private companies with his career beginning as a public accountant with then PriceWaterhouse & Co. Mr. Brooksby has served as chief executive officer, chief financial officer and consultant to energy exploration, production and marketing companies, and from 2004 through 2006 he served as chief financial officer of Gas Natural’s wholly-owned and largest subsidiary, Energy West, Incorporated. From 2006 through 2009 he served as vice president, chief financial officer and a director of InNexus Biotechnology Inc., a publicly-held drug development company. In 2008 and 2009 he also served as a director of Zila, Inc., a publicly-held biotechnology company specializing in dental diagnostic equipment. We believe Mr. Brooksby’s financial expertise and extensive industry experience enable him to make consistently strong and dependable contributions to the board.

Nicholas U. Fedeli, 26, joined the board in 2010. He began his career with The Fedeli Group in 2006 and has served as vice president since 2008. The Fedeli Group is an insurance brokerage and consulting services company, where he manages client relationships and leads new business development. He is actively involved in many charitable, political, and community organizations in Northeast Ohio. We believe that his knowledge of finance provides our board with critical expertise, and that as a relative newcomer to our board, he introduces a fresh dynamic and perspective to board discussions.

John R. ‘Jack’ Male, 64, joined the board in 2010. He previously served as chairman and chief executive officer of PVF Capital Corp., a publicly-traded bank holding company for Park View Federal Savings Bank in Solon, Ohio, where he had worked since 1971. He was named president and chief executive officer of Park View Federal Savings Bank in 1986 and president and chief executive officer of PVF Capital Corp. upon its organization in 1994. He retired from these positions in 2009. He currently serves on the Board of Trustees of Geauga Hospital, and has served as a trustee for various charitable organizations. Mr. Male’s substantial experience in finance and accounting and as chairman and chief executive officer of a publicly-traded bank holding company are highly beneficial to Gas Natural.

Gregory J. Osborne, 33, has served as a director since September 2009 and was appointed president and chief operating officer of Energy West Resources, Inc., our marketing and production subsidiary, in February 2012. He previously served as president, chief operating officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company, from 2006 until January 2012. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of John D. in connection with an action brought by one of the company’s creditors. In January 2012, John D. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceeding is currently ongoing. From 2003 until joining John D., he was president of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell Natural Gas Company, a natural gas distribution company acquired by us in January 2010. From April 2009 to September 2010, he was director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York, and a trustee of the Ohio Oil and Gas Association. He is the son of Richard Osborne, our chairman and chief executive officer. Gregory Osborne’s managerial experience and service on the board of various energy related companies provides our board with a wide range of industry specific knowledge.

Richard M. Osborne, 66, has been a director since 2003, chairman of the board since 2005 and chief executive officer since November 2007. He is the president and chief executive officer of OsAir, Inc., a company he founded in 1963, which operates as a property developer and manufacturer of industrial gases for pipeline delivery, and chairman of each of Northeast Ohio Natural Gas Corporation and Orwell Natural Gas Company, natural gas distribution companies acquired by us in January 2010. Since 1998, Mr. Osborne has been chairman of the board, chief executive officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio. From 2006 to February 2009 he was a director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York and from September 2008 to January 2009 he was a director of PVF Capital Corp., a publicly-held holding company for Park View Federal Savings Bank in Solon, Ohio. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of John D. Oil and Gas Company and Great Plains Exploration, LLC and Oz Gas, Ltd., companies owned by the Richard M. Osborne Trust, of which Mr. Osborne is trustee, in connection with an action brought by one of the companies’ creditors. In January and February 2012, Great Plains Exploration, Oz Gas and John D. filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceedings are ongoing. Richard Osborne’s background as chairman and chief executive officer of various public companies and many years of experience owning and managing companies in energy and utility related industries provides our board with invaluable management and operational direction as well as a unique insight in considering growth opportunities for the company.

Thomas J. Smith, 68, has served as a director since December 2003 and was appointed our vice president and chief financial officer in November 2007. He also served as our interim president from August 2007 to November 2007. From 1998 to 2006, he was the president, chief operating officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio, of which he remains a director. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of John D. in connection with an action brought by one of the company’s creditors. In January 2012, John D. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceeding is currently ongoing. Since 2003, he has been president of Northeast Ohio Natural Gas Corporation, and since 2002 he has been president of Orwell Natural Gas Company, natural gas distribution companies acquired by us in January 2010. From December 2006 to September 2010, he was also a director of Corning Natural Gas Corporation, a publicly-held utility company in Corning, New York. From November 2009 to April 2010, he was a director of PVF Capital Corp., a publicly-held bank holding company for Park View Federal Savings Bank in Solon, Ohio. Mr. Smith’s financial and disclosure experience gained as the chief financial officer of publicly-held companies, including Gas Natural, as well as his experience as a director of energy and utility related companies provides extensive specialized knowledge and expertise to our board.

Michael T. Victor, J.D., L.L.D, 50, has served as a director since December 2008. Since 2006, he has been the president of Lake Erie College, a private liberal arts college located in Painesville, Ohio. From 1988 through 2000, he served as the CEO of Pyramid Industries Inc., a national manufacturer of telecom conduit systems. From 2002 through 2005, he served as dean of the Walker School of Business, Communication and Hotel, Restaurant and Institutional Management at Mercyhurst College, a private liberal arts college located in Erie, Pennsylvania. Since 2005 Mr. Victor has served as the chair of Fralo Industries. Mr. Victor also serves as a trustee of the Ohio Foundation of Independent Colleges and Universities. Mr. Victor’s executive and managerial roles in academia enable him to add a unique perspective and insight to our board’s discussions.

Kevin J. Degenstein, 53, was appointed our president and chief operating officer in June 2008. Previously, he served as our senior vice president of operations since 2006. Prior to joining us, Mr. Degenstein held various operating positions at Nicor Gas, a natural gas utility in Illinois, including Chief Engineer from 1982 through 2001. He is a Registered Professional Engineer. Mr. Degenstein was also employed by EN Engineering, an engineering consulting firm, as vice president of distribution from 2002 until 2003 and vice president of technology from 2004 until 2006.

David C. Shipley, 51, has served as our vice president of eastern operations since May 2007. He also serves as president of our east coast companies in Maine and North Carolina. Prior to joining us, Mr. Shipley was employed by Nicor Gas, a natural gas utility in Illinois, from 1985 to 2007 serving in various management capacities including management and supervision of underground natural gas storage, construction and maintenance, customer service field operations, research and development, quality control, workload management, alliance development and procurement.

Jed D. Henthorne, 52, was appointed vice president of administration in 2006. He has been employed by us since 1988 and has served in professional and management capacities related to customer service, information technology and accounting.

Jonathan A. Harrington, 33, joined us as corporate controller in February 2011. Mr. Harrington is responsible for the management and control of our accounting processes. From 2003 until he joined Gas Natural, Mr. Harrington was a manager with Maloney + Novotny LLC, certified public accountants, and served as a member of the firm’s oil and gas industry practice, covering an array of areas including attestation, financial reporting and consulting, and tax regulations. Mr. Harrington is an active Certified Public Accountant licensed by the Accountancy Board of Ohio, and is a current member of the American Institute of Certified Public Accountants, the Ohio Society of Certified Public Accountants, and the Ohio Oil and Gas Association.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (The Exchange Act), requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. In 2011 Thomas J. Smith, our chief financial officer, failed to timely file a Form 4 on three occasions reporting the monthly issuance of shares to him for compensatory purposes. All reports were subsequently filed. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met in the last fiscal year.

Code of Business Conduct and Ethics. Gas Natural has adopted a corporate code of business conduct that applies to all our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of business conduct fully complies with the requirements of the Sarbanes-Oxley Act of 2002. Specifically, the code is reasonably designed to deter wrongdoing and promote

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

Audit Committee. Gas Natural Inc. has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is currently comprised of Mr. Brooksby, the committee’s chairman, Mr. Male and Mr. Victor. The audit committee’s current composition satisfies the regulations of the NYSE Amex governing audit committee composition, including the requirement that all audit committee members be “independent directors” as defined in NYSE Amex listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Brooksby is an “audit committee financial expert” under applicable SEC rules through his experience as a public accountant and as the former principal financial officer of Gas Natural’s subsidiary, Energy West, Incorporated, and InNexus Biotechnology Inc. In addition, Mr. Brooksby is deemed to be “financially sophisticated” under applicable NYSE Amex rules. The audit committee reviews and reassesses its charter at least annually and will obtain the approval of the board for any proposed changes to its charter.

ITEM 11.	Executive Compensation.

Summary Compensation Table. The following table summarizes the compensation paid by us to our chairman and chief executive officer and our most highly compensated executive officers, referred to as our named executive officers, as determined in accordance with SEC rules, for the years ended December 31, 2011 and December 31, 2010.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)		Option Awards(2)		All Other Compensation	Total
Richard M. Osborne, Chairman and Chief Executive Officer(3)	2011 2010	$250,000 250,000	$	— —	$	— —	$	— —	$43,200 37,200	$293,200 287,200

Kevin J. Degenstein, President and Chief Operating Officer(4)	2011 2010	201,450 194,550		59,400 57,330		— —		— 14,100	15,772 15,978	276,622 281,958

Thomas J. Smith, Vice President and Chief Financial Officer(5)	2011 2010	192,300 185,064		56,700 40,000		50,220 48,705		— —	69,337 66,854	368,557 340,623

(1)	Amount represents shares of our common stock received by Mr. Smith for compensation. The amount reflects the value of the number of shares issued using the closing market price on the date of issuance.
(2)	Amounts represent the FASB ASC Topic 718 compensation expense recognized on outstanding stock option awards. We use the Black-Scholes option pricing model to estimate compensation cost for stock option awards. The assumptions used in the model are included in footnotes to our audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on April 10, 2012.
(3)	“All other compensation” includes (i) fees paid to Mr. Osborne for service as a director in the amount of $30,000 in 2011 and $24,000 in 2010 and (ii) the value of a Gas Natural provided automobile in the amount of $13,200 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). The value of the automobile has not been reduced to reflect the costs attributable to business use.
(4)	“All other compensation” includes (i) cash profit sharing contributions and company matching contributions in the form of shares of our common stock as part of our 401(k) plan and (ii) the value of a Gas Natural provided automobile in the amount of $5,022 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). The value of the automobile has not been reduced to reflect the costs attributable to business use.
(5)	“All other compensation” includes (i) cash payments equal to the value of the shares of our common stock issued to Mr. Smith of $50,220 in 2011 and $48,705 in 2010 as a component of his compensation package, (ii) cash profit sharing contributions and company matching contributions in the form of shares of our common stock as part of our 401(k) plan and (iii) the value of a Gas Natural provided automobile in the amount of $11,050 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). The value of the automobile has not been reduced to reflect the costs attributable to business use.

Outstanding Equity Awards at December 31, 2011. The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Kevin J. Degenstein	10,000	0	$7.10	12/01/2018	(1)

	7,500	2,500	$8.85	12/01/2019	(2)

	5,000	5,000	$10.15	11/30/2020	(3)

(1)	The option is exercisable as follows: 25% of the shares on 12/1/2008; 25% of the shares on 12/1/2009; 25% of the shares on 12/1/2010 and 25% of the shares on 12/1/2011.
(2)	The option is exercisable as follows: 25% of the shares on 12/1/2009; 25% of the shares on 12/1/2010; 25% of the shares on 12/1/2011 and 25% of the shares on 12/1/2012.
(3)	The option is exercisable as follows: 25% of the shares on 12/1/2010; 25% of the shares of 12/1/2011; 25% of the shares on 12/1/2012 and 25% of the shares on 12/1/2013.

Employment and Separation Agreements.

Richard M. Osborne. Mr. Osborne has been the chairman of our board since 2005 and our chief executive officer since November 2007. Prior to 2010, we did not compensate Mr. Osborne for serving as our chairman or chief executive officer. Mr. Osborne has been, and continues to be, a significant shareholder of Gas Natural who benefitted from the improvement of the business and financial performance of Gas Natural.

On January 5, 2010, we completed the acquisition of three natural gas distribution companies in Ohio and Pennsylvania which were owned primarily by Mr. Osborne. As a result of the acquisition, we increased the number of our customers by more than 50%. The successful integration of these companies and running them on an ongoing basis increased Mr. Osborne’s duties as our chief executive officer. As a result, on July 28, 2010, upon the recommendation of our compensation committee, our board of directors approved an annual salary of $250,000 for Mr. Osborne beginning retroactively on January 1, 2010. The compensation paid to Mr. Osborne is not pursuant to a written contract or plan.

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

Mr. Degenstein is eligible to receive a base salary of $150,000 per year pursuant to his employment agreement, subject to increase at the discretion of the board. For 2011, the compensation committee of the board agreed to increase Mr. Degenstein’s annual salary to $201,450 as a result of Mr. Degenstein’s performance. The compensation committee also determined that Mr. Degenstein will be eligible to receive a bonus of up to 50% of his annual salary depending on the company’s net income, subject to modification upon the recommendation of our chief executive officer with the approval of the compensation committee or the entire board.

Mr. Degenstein is eligible to receive option grants under our stock option plans and to participate in all other savings, retirement, and welfare plans that are applicable generally to our employees and senior executive officers. The compensation committee has approved the award to Mr. Degenstein of options to purchase 10,000 shares of our common stock in each of 2008, 2009, and 2010. Mr. Degenstein is also entitled to receive vacation and fringe benefits in accordance with our plans, practices, programs, and policies.

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

Long-Term Incentives

Long-term incentives are awarded in an effort to

•	keep our executive officers aligned with the long-term objectives of Gas Natural, and

•	attract and retain executive officers of outstanding ability.

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

Options granted under the 2002 Stock Option Plan have been made with an exercise price equal to the closing price on the day of grant, and the options vest ratably over various periods. We did not grant any option in 2011. For additional information regarding our long-term incentive plans, see “Equity Compensation Plan Information” below.

Benefit Plans.

401(k) Plan. We maintain a tax-qualified profit sharing plan under Section 401(k) of the tax code that covers substantially all of our employees. The plan generally provides for voluntary employee pre-tax contributions of employee compensation, a profit sharing contribution of 3% allocated to each employee based on compensation and a discretionary profit sharing contribution of up to 7% of employee compensation. Profit sharing contributions are approved by our board of directors. The plan also provides a company matching contribution in the form of shares of our common stock equal to 10% of each employee’s elective deferrals in the plan. In 2011, we made total profit sharing contributions of $400,588 and contributed shares of our common stock valued at $37,244.

Employee Stock Ownership Plan. We maintain an Employee Stock Ownership Plan (ESOP) that covers substantially all of our employees. The ESOP receives contributions of our common stock from Gas Natural each year as determined by our board of directors. The contribution, if any, is recorded based on the current market price of our common stock. We did not make any contributions to the ESOP in the last fiscal year.

Retiree Health Plan. We sponsored a defined post-retirement health benefit plan providing health and life insurance benefits to eligible retirees. The plan pays eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The 25% in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA trust account. In 2006, we discontinued contributions to the plan and are no longer required to fund the plan. As of December 31, 2011, the value of the plan assets was $182,931. The assets remaining in the VEBA trust account will be used to fund the plan until these assets are exhausted.

Dividend Reinvestment Policy. We have a policy that provides for any employee who owns shares of our common stock in our 401(k) plan or ESOP the opportunity to reinvest any dividends for additional shares of our common stock.

Director Compensation. We currently pay each non-employee board member a monthly fee of $3,500 regardless of board or committee meetings held. We also reimburse all directors for expenses incurred in connection with their service as directors, including travel, meals and lodging.

The following table summarizes information with respect to the compensation paid to our directors during 2011. The table does not include Richard M. Osborne and Thomas J. Smith who both serve as executive officers. The compensation of these executive officers is disclosed with the other executive officers beginning on page 8.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
W.E. “Gene” Argo	$30,000	—	—	$30,000

Wade F. Brooksby	30,000	—	—	30,000

Nicholas U. Fedeli	30,000	—	—	30,000

John R. “Jack” Male	30,000	—	—	30,000

Gregory J. Osborne	30,000	—	—	30,000

Michael T. Victor	30,000	—	—	30,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 12, 2012, information regarding the beneficial ownership of our common stock by

•	each shareholder known by us to be the beneficial owner of more than 5% of the stock,

•	each director and director nominee,

•	each named executive officer in our summary compensation table,

•	all our current directors and officers as a group.

	Beneficial Ownership(1)
Names and Address(2)	Common Stock	Stock Options(3)	Total	Percentage
Richard M. Osborne(4)	1,991,911	—	1,991,911	24.43%

Thomas J. Smith(5)	57,082	—	57,082		*

Kevin J. Degenstein(6)	803	22,500	23,303		*

Michael T. Victor(7)	5,800	—	5,800		*

W.E. “Gene” Argo	1,275	—	1,275		*

Wade F. Brooksby	—	—	—	—

Nicholas U. Fedeli	—	—	—	—

Beneficial Ownership(1)
Names and Address(2)	Common Stock	Stock Options(3)	Total	Percentage
John R. “Jack” Male	—	—	—	—

Gregory J. Osborne	—	—	—	—

All directors and executive officers as a group (12 individuals)	2,071,334	22,500	2,093,834	25.42%

*	Less than 1%
(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of stock owned.
(2)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Gas Natural Inc., 1 First Avenue South, Great Falls, Montana 59401.
(3)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(4)	Shares owned by Richard M. Osborne, Trustee.
(5)	Includes 213 shares of common stock held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.
(6)	Shares of common stock are held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.
(7)	Shares are held by Michael T. Victor Revocable Trust HDI U/A DTD 12/15/2000.

Equity Compensation Plan Information. The Gas Natural Inc. 2002 Stock Option Plan provides for the issuance of up to 300,000 shares of common stock to certain key employees. As of December 31, 2011, there were 35,000 options outstanding and the maximum number of shares available for future grants under the plan was 58,000 shares. Under the option plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of our outstanding common stock). Options granted under the plan vests over four to five years and are exercisable over a five to ten year period from the date of issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	35,000	$8.66	58,000

Equity compensation plans not approved by security holders*	N/A	N/A	Indeterminate

Total	35,000	$8.66	58,000

*	We issue 375 shares of our common stock a month to Thomas J. Smith, our vice president and chief financial officer, as a component of his compensation package. The number of shares to be issued to Mr. Smith in the future will depend on his tenure with us and cannot be determined at this time.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions.

Our Acquisition of the Ohio Utilities

On January 5, 2010, we expanded into Ohio and Western Pennsylvania by acquiring several utilities owned primarily by our chairman and chief executive officer, Richard M. Osborne. The acquisition was reviewed and discussed by a special committee of our board of directors and approved by our full board. Through the acquisition, we acquired Lightning Pipeline Company, Inc. (Lightning Pipeline) and Great Plains Natural Gas Company (Great Plains), which are the parent companies of Orwell Natural Gas Company (Orwell) and Northeast Ohio Natural Gas Corp. (NEO), Brainard Gas Corp. (Brainard) and Great Plains Land Development Co., Ltd. (GPL). The acquisition price was $37.9 million, which consisted of approximately $20.8 million in debt of the acquired companies with the remainder of the purchase price paid in unregistered shares of our common stock. For additional details regarding the acquisition, see our report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

Promissory Notes to Osborne and the Osborne Trust

On January 3, 2010, Lightning Pipeline issued to the Richard M. Osborne Trust (Osborne Trust) an amended and restated promissory note in the principal amount of $2,051,969 (and approximately $295,000 of accrued interest from the original note) to evidence amounts previously loaned by the Osborne Trust. The amended and restated note’s interest rate was 6.0% per annum, payable monthly, and the note had a maturity date of January 3, 2014. The note was repaid in 2010.

Brainard had an outstanding loan from Mr. Osborne personally in the principal amount of $49,361, which was evidenced by a demand cognovit note dated August 6, 2008. The note bore interest at the prime rate was due on demand. The note was repaid in May 2011.

Guaranties by Osborne

On January 5, 2010, Great Plains, NEO and GPL had a credit facility with Citizens Bank, N.A. The Citizens credit facility consisted of (i) a revolving line of credit in the amount of $2.1 million and a term loan in the amount of $7.8 million to NEO, (ii) a term loan in the principal amount of $2.6 million to Great Plains and (iii) a term loan in the principal amount of $892,000 to GPL. When we acquired our Ohio subsidiaries, continuing previously provided guaranties, Mr. Osborne guaranteed the Citizens credit facility both individually and as trustee of the Osborne Trust. The guaranty agreements were originally entered into on July 3, 2008 and were absolute and unconditional guarantees to Citizens Bank of the full and prompt payment and performance of the obligations under the Citizens credit facility.

For the year ended December 31, 2010, the weighted average interest rate on the Citizens Bank term loans was 5%, resulting in $479,000 of interest expense. These loans were repaid in May 2011. NEO’s revolving credit line matured on November 29, 2010 and was repaid and extinguished at that time. For the year ended December 31, 2010, the weighted average interest rate on the revolving line of credit was 5%, resulting in $98,000 of interest expense.

On December 31, 2009, Orwell entered into an amended and restated short-term credit facility with The Huntington National Bank, N.A. The Huntington credit facility consisted of a line of credit in the amount of $1.5 million and a term loan in the amount of $4.6 million.

When we acquired the Ohio utilities, continuing previously provided guaranties, the Huntington credit facility was guaranteed by Mr. Osborne and Lightning Pipeline II, Inc. and ONG Marketing, Inc., which are owned and controlled by Mr. Osborne. The guaranty agreement was entered into on December 31, 2009 and was an absolute and unconditional guaranty to Huntington of the full and prompt payment and performance of the obligations under the credit facility. Pursuant to the requirements of the Huntington credit facility, Mr. Osborne executed a pledge agreement dated December 31, 2009 pursuant to which he pledged shares of our common stock having a market value of $3.0 million as collateral to secure the obligations under the Huntington credit facility.

The line of credit and the term loan matured on November 28, 2010 and were repaid and extinguished at that time. For the year ended December 31, 2010, the weighted average interest rate on the term note was 4%, resulting in $166,000 of interest expense. The weighted average interest rate on the line of credit was 4%, resulting in $59,000 of interest expense.

Leases with Companies Controlled by Osborne

Energy West, Incorporated, Orwell and NEO lease multiple spaces in Mentor, Ohio under triple net lease agreements. Orwell has lease agreements with the Osborne Trust and Station Street Partners, LLC and OsAir, Inc., both of which are owned by the Osborne Trust. Richard Osborne is president and chief executive officer of OsAir. Energy West and NEO have a lease agreement with OsAir. Each lease agreement was effective on July 1, 2008 and has a term of 15 years, however, one of the lease agreements between Energy West and OsAir expired in August 2011. Orwell also leases space in Orwell, Ohio for its operations from the Osborne Trust. Net rent for all six leased properties totaled $212,000 as of December 31, 2011. The leases are subject to adjustment every five years for the consumer price index.

All lease arrangements described above were reviewed and discussed by a disinterested committee of our board of directors and approved by our board of directors.

Gas Sale and Management Agreements with Companies Controlled by Osborne

Gas Sales Agreements. In July 2008, NEO, Orwell and Brainard each entered fifteen-year agreements with John D. Oil and Gas Marketing Company, LLC (JDOG Marketing) for the exclusive supply and delivery of locally-produced natural gas. The Osborne Trust owns approximately 86% of JDOG Marketing. These agreements were replaced in February 2011 by new agreements for gas purchases by our Ohio utilities through our subsidiary Gas Natural Services Company, LLC (GNSC). Pursuant to an Order of the Public Utilities Commission of Ohio (PUCO) in December 2011, adopting a stipulation between our Ohio utilities, the commission’s staff and the Office of the Ohio Consumers’ Counsel, these agreements were terminated. However, until the date of initiation of gas procurement services and/or asset management services by the successful bidder in a competitive bid process, these utilities continue purchases of local gas supplies through GNSC from JDOG Marketing subject to PUCO review. Gas purchases for the Ohio utilities from JDOG Marketing in 2011 totaled approximately $3.6 million.

NEO, Orwell and Brainard had entered contracts for the sale and purchase of natural gas with Great Plains Exploration, LLC, a company owned by the Osborne Trust, in 2011. These agreements were replaced by a new contract with GNSC effective April 1, 2011. GNSC and our Ohio utilities were charged approximately $1.4 million for natural gas purchased from Great Plains Exploration during 2011. GNSC also entered into contracts for the sale and purchase of natural gas with John D. Oil and Gas Company, a publicly-

held oil and gas exploration company of which Mr. Osborne is chairman and CEO and a significant shareholder (effective November 25, 2011), OsAir (effective November 25, 2011), John D. Resources, LLC, a company owned by Mr. Osborne (effective November 25, 2011), and Mentor Energy and Resources Company, a company owned by Mr. Osborne (effective December 28, 2011). GNSC was charged approximately $179,000 in the aggregate for natural gas purchased from these companies during 2011. Each of the gas sale and purchase agreements may be terminated by either party with 30 days written notice. In addition to the cost of the natural gas, JDOG Marketing was paid an agent fee by the Ohio utilities and GNSC under the agreements described below in connection with the natural gas purchased from Great Plains Exploration, John D. Oil and Gas, OsAir, John D. Resources and Mentor Energy and Resources. Thomas J. Smith, our vice president and chief financial officer and a director, is a director of John D. Oil and Gas Company. Gregory J. Osborne, a member of our board and president and chief operating officer of Energy West Resources, Inc., our marketing and production subsidiary, previously served as president, chief operating officer and a director of John D. Oil and Gas Company.

Asset Management Agreements. In January 2011, NEO and Orwell each entered into agreements with JDOG Marketing providing for release of capacity rights on interstate pipelines to JDOG Marketing. These agreements could be terminated upon the mutual written consent of the parties, and the agreements were assigned by JDOG Marketing to GNSC in February 2011. The new agreements commenced on February 24, 2011 and could be terminated upon the mutual agreement of the parties or unilaterally upon 30 days written notice by JDOG Marketing to GNSC. There were no fees payable to any of the parties under the agreements. Pursuant to the Stipulation, these asset management agreements were terminated in December 2011.

Appointment of Natural Gas Agent. In January 2010, NEO, Orwell and Brainard each appointed JDOG Marketing as its agent for procuring supplies of natural gas in the interstate market at a fee of $0.15 per dekatherm. This agreement was replaced in February 2011 by an agreement for agency services by JDOG Marketing to GNSC for these utilities. Fees paid under the agreement totaled approximately $364,000 in 2011. Pursuant to the Stipulation, the appointment of JDOG Marketing as agent was terminated in December 2011.

The agreements with JDOG Marketing described above were reviewed and discussed by an independent committee of our board of directors and approved by our board of directors.

Term Sheet to Acquire JDOG Marketing

On April 18, 2012, we entered into a non-binding term sheet to acquire JDOG Marketing. Pursuant to the term sheet, the consideration for the purchase of JDOG Marketing would be paid in shares of common stock of Gas Natural with an initial issuance of common stock valued at $2,875,000 and additional issuances of common stock based on the achievement of certain financial milestones by JDOG Marketing. The transaction is subject to completion of a definitive agreement and other customary terms and conditions, including approval by our shareholders. For additional details regarding the term sheet, see our report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012.

The JDOG Marketing term sheet was reviewed and approved by a disinterested and independent special committee of our board of directors.

Agreements with Gas Pipeline Companies Controlled by Osborne

Natural Gas Transportation Agreements. Orwell and Brainard have an agreement with Orwell-Trumbull Pipeline Co., LLC (Orwell-Trumbull), which is owned by the Osborne Trust, for transportation service on its intrastate pipeline in Northeastern Ohio. The charge on the Orwell-Trumbull pipeline is a volumetric rate of $0.95 per thousand cubic feet (Mcf) plus shrinkage. Charges for transportation services under this agreement totaled approximately $282,000 for 2011. This agreement has a current term of 15 years that began on July 1, 2008.

Additionally, NEO, Orwell and Brainard have transportation agreements with COBRA Pipeline Co., Ltd., which is owned by the Osborne Trust, for transportation on its intrastate pipeline in Northeastern Ohio. The price on the Cobra pipeline is a commodity rate of $0.50 per Mcf plus shrinkage. Additional treating fees may be applied at $0.25 per Mcf. Charges for transportation services under these agreements were approximately $299,000 for 2011. The agreements have 15 year terms that began July 1, 2008.

Pipeline Lease Agreement and Related Note Receivable. Orwell entered a lease agreement with ONG Marketing, Inc. for utilization of pipelines in Trumbull, Geauga and Ashtabula counties in Ohio for the transportation of natural gas. Lease payments are $1,100 per month for 15 years beginning January 1, 2001. Orwell holds a corresponding note issued by ONG Marketing with a maturity date of December 31, 2016 and an annual interest rate of 7.0% evidencing $121,000 loaned to ONG Marketing to finance the acquisition of the pipelines. At the time the lease and the note were entered, ONG Marketing was owned by the Osborne Trust. In July 2009, ONG Marketing transferred all of its rights and duties under the lease and the note to JDOG Marketing, which is also owned by the Osborne Trust.

Electronic Metering Service and Operation Agreements. Orwell, NEO and Brainard each have agreements with Cobra for the maintenance and operation of electronic metering points for the transportation of natural gas. Orwell also has an agreement with Orwell-Trumbull for the same purpose. Each of the four agreements has a term of three years from the date of the installation of the electronic metering equipment and thereafter for successive one year terms until terminated. Each agreement provides for the payment of $125 per location per month as a fee for the operating and general maintenance of the gas metering and communication equipment. Services provided under these agreements totaled approximately $36,000 in 2011.

All agreements described above were reviewed and discussed by a disinterested and independent special committee of our board of directors and approved by our board of directors.

Other Related Party Transactions

Real Estate Transaction. On December 20, 2011, we acquired 9.24 acres of land in Violet Township, Fairfield County, Ohio, for $600,000 from Black Bear Realty, Ltd., an Ohio limited liability company owned and controlled by Richard Osborne. We intend to use the land acquired from Black Bear to construct an operating facility for NEO. The transaction was approved by the independent members of our board.

Kykuit Resources. Through our subsidiaries Energy West Resources, Inc. and Energy West, Incorporated, Gas Natural Inc. owns a 24.5% interest in Kykuit Resources, LLC, a developer of oil, gas and mineral leases in which it holds ownership interests. Certain related persons also have interests in Kykuit.

•	Richard Osborne owns a 26.4% membership interest in Kykuit.

•

John D. Oil and Gas Company (JDOG), a publicly-held oil and gas exploration company, is the managing member of Kykuit and owns 23.2% of the membership interests. Richard Osborne is the chairman of the board and chief executive officer of JDOG. Our director and president and chief operating officer of Energy West Resources, Inc., Gregory Osborne, was president, chief operating officer and a director of JDOG until January 2012. Our chief financial officer, vice president and director, Thomas J. Smith, is a director of JDOG.

The loss on our equity investment in Kykuit for 2011 include an impairment charge of approximately $790,000 due to the write-off of drilling costs related to dry holes.

Gas Natural’s investment in Kykuit was ratified by two disinterested and independent directors as well as all other members of our board of directors.

Parts and Equipment Supply Transactions. NEO, Orwell, Bangor Gas Company, LLC and Spelman Pipeline Holdings, LLC purchase parts and equipment for construction and maintenance of their distribution facilities from Big Oat’s Oil Field Supply Company, LLC, a company owned by the Osborne Trust. Purchases from this supply company totaled approximately $1.7 million in 2011. These transactions are not approved in advance by our board of directors, but are reviewed, discussed and ratified at monthly meetings of our board by disinterested and independent directors as well as other board members.

Construction and Other Support Services. We provide construction and maintenance support to several companies owned and controlled by Richard Osborne. An employee of Energy West Resources renders services to various companies owned or controlled by Mr. Osborne for the construction or maintenance of gas gathering systems and other gas-related facilities. During 2011 we charged companies affiliated with Mr. Osborne approximately $38,000 for the services of this employee. Great Plains Exploration provided construction services to NEO and Orwell during 2011 for which we were charged approximately $529,000. Orwell-Trumbull provided administrative services to NEO, Orwell and Brainard during 2011 for which we were charged approximately $183,000. Cobra provided administrative services to NEO, Orwell, Brainard and Spelman during 2011 for which we were charged approximately $77,000. John D. Oil and Gas Company, JDOG Marketing and OsAir provided administrative services to NEO, Orwell, Brainard and Spelman during 2011 for which we were charged approximately $18,000 in the aggregate. These transactions are not approved in advance by our board of directors, but are reviewed, discussed and ratified at monthly meetings of our board by disinterested and independent directors as well as other board members.

Payments by or on behalf of Osborne’s Affiliates. Prior to the acquisition of our Ohio utilities, Richard Osborne and companies owned or controlled by Mr. Osborne had provided funding to Orwell and NEO from time to time. These advances were repaid in the first quarter of 2010. In addition, Orwell, NEO and Brainard had made payments on behalf of companies owned or controlled by Mr. Osborne from time to time. These transactions were discontinued in April 2010 and all outstanding amounts were repaid in 2010. These transactions were not approved in advance by our board of directors, but were subsequently reviewed, discussed and ratified at a meeting of our board by disinterested and independent directors as well as other members of our board.

Employment of Osborne’s Sons. Gregory Osborne is the son of Richard Osborne, our chairman of the board and chief executive officer. Gregory Osborne joined our board in 2009 and was appointed president and chief operating officer of Energy West Resources, Inc., our marketing and production subsidiary, in February 2012. Richard Osborne Jr. is also the son of Mr. Osborne. In early 2010, Richard Osborne Jr. began working for us as an independent contractor providing management services and received compensation in the amount of approximately $2,700. In August 2010, he became a part-time employee receiving an annual salary of $80,000 and the use of company-provided automobile.

Related Person Transaction Policy

We believe that the terms of the transactions and the agreements described above are on terms at least as favorable as those which we could have obtained from unrelated parties. In accordance with our written policy adopted by the board of directors, on-going and future transactions with related parties will be:

•	on terms at least as favorable as those that we would be able to obtain from unrelated parties;

•	for bona fide business purposes; and

•

reviewed and approved by the audit committee or other independent directors in accordance with applicable law after full disclosure of the existence and nature of the conflicting interest in the related party transaction by the director involved in the transaction.

Director Independence. The board of directors has determined and confirmed that each of Mr. Argo, Mr. Victor, Mr. Brooksby, Mr. Fedeli and Mr. Male do not have a material relationship with Gas Natural that would interfere with the exercise of independent judgment and are independent pursuant to applicable laws and regulations and the listing standards of the NYSE Amex.

ITEM 14.	Principal Accountant Fees and Services

On June 3, 2011 we engaged ParenteBeard LLC to serve as the company’s independent accountants and dismissed Hein & Associates LLP, our former independent accountants.

ParenteBeard LLC

Principal Accountant Firm Fees and Services. The following is a summary of the aggregate fees billed to us for the year ended December 31, 2011 by our independent registered public accountant, ParenteBeard LLC, and their affiliates.

Year ended December 31, 2011
Audit Fees	$394,801
Audit-Related Fees	—
Tax Fees	8,000
All Other Fees	—

Total	$402,801

Audit Fees. These fees are for professional services rendered by ParenteBeard LLC for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Tax Fees. These are fees for professional services rendered by ParenteBeard LLC with respect to advisory services related to the preparation of income tax returns.

Hein & Associates LLP

Principal Accountant Firm Fees and Services. The following is a summary of the aggregate fees billed to us for the years ended December 31, 2011 and December 31, 2010 by our former independent registered public accountant, Hein & Associates LLP, and their affiliates.

	Year ended December 31, 2011	Year ended December 31, 2010
Audit Fees	$47,200	$405,000
Audit-Related Fees	—	788
Tax Fees	54,250	62,550
All Other Fees	—	—

Total	$101,450	$468,338

Audit Fees. These fees are for professional services rendered by Hein & Associates for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. These are fees for Federal Energy Regulatory Commission audits of a subsidiary company.

Tax Fees. These are fees for professional services rendered by Hein & Associates with respect to advisory services related to the preparation of income tax returns.

Pursuant to the written charter of our audit committee, the committee must pre-approve all audit and non-audit services provided by our independent auditors. The audit committee pre-approved all services performed by Hein & Associates and ParenteBeard and authorized us to pay the fees billed to us by Hein & Associates and ParenteBeard in 2010 and 2011.

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

GAS NATURAL INC.

Date April 30, 2012	/s/ Thomas J. Smith
By: Thomas J. Smith, Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. Smith, his true and lawful attorney-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RICHARD M. OSBORNE*	Chief Executive Officer
Richard M. Osborne	(Principal Executive Officer)	April 30, 2012

/s/ Thomas J. Smith	Chief Financial Officer
Thomas J. Smith	(Principal Financial and Accounting Officer)	April 30, 2012

W.E. ARGO*
W.E. Argo	Director	April 30, 2012

NICHOLAS U. FEDELI*
Nicholas U. Fedeli	Director	April 30, 2012

JOHN R. MALE*
John R. Male	Director	April 30, 2012

MICHAEL T. VICTOR*
Michael T. Victor	Director	April 30, 2012

WADE F. BROOKSBY*
Wade F. Brooksby	Director	April 30, 2012

GREGORY J. OSBORNE*
Gregory J. Osborne	Director	April 30, 2012

/s/ Thomas J. Smith
*By: Thomas J. Smith
Attorney-in-Fact