Form 10-Q
period 2012-03-31
Gas Natural Inc.
filed 2012-05-14
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2012 was 8,155,801 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2012.

GLOSSARY OF TERMS

Unless otherwise stated or the context requires otherwise, references to “we,” “us,” the “Company” and “Gas Natural” refer to Gas Natural Inc. and its consolidated subsidiaries. In addition, this glossary contains terms and acronyms that are relevant to natural gas distribution, natural gas marketing and natural gas pipeline operations and that are used in this Form 10-Q.

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

FASB. Financial Accounting Standards Board.

FERC. The Federal Energy Regulatory Commission.

Frontier Natural Gas. Frontier Natural Gas, LLC.

Frontier Utilities. Frontier Utilities of North Carolina, Inc.

GAAP. Generally accepted accounting principles in the United States of America.

GNES. Gas Natural Energy Solutions, LLC.

GNSC. Gas Natural Service Company, LLC.

GPL. Great Plains Land Development Co., Ltd.

Great Plains. Great Plains Natural Gas Company.

Independence. Independence Oil, LLC.

JDOG. John D. Oil and Gas Marketing Co. LLC.

KPSC. Kentucky Public Service Commission.

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

PGC. Public Gas Company, Inc.

PUCO. The Public Utilities Commission of Ohio.

Penobscot Natural Gas. Penobscot Natural Gas Company, Inc.

SEC. The United States Securities and Exchange Commission.

Spelman. Spelman Pipeline Holdings, LLC.

SunLife. SunLife Assurance Company of Canada.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011 (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,880,046	$10,504,845
Marketable securities	382,500	367,875
Accounts receivable
Trade, less allowance for doubtful accounts of $807,433 and $630,632, respectively	8,527,414	9,381,625
Related parties	555,626	519,084
Unbilled gas	2,653,169	4,232,854
Note receivable—related parties, current portion	10,437	10,256
Inventory
Natural gas and propane	1,821,005	6,967,739
Materials and supplies	2,053,111	1,958,858
Prepaid income taxes	72,920	1,584,869
Prepayments and other	605,425	741,101
Recoverable cost of gas purchases	3,231,242	2,627,416
Deferred tax asset	1,137,100	1,061,314

Total current assets	28,929,995	39,957,836

PROPERTY, PLANT AND EQUIPMENT, net	100,021,399	97,612,257

OTHER ASSETS
Notes receivable—related parties, less current portion	32,731	35,408
Regulatory assets
Property taxes	519,781	590,464
Income taxes	452,645	452,645
Rate case costs	204,192	205,714
Debt issuance costs, net	909,150	869,593
Goodwill	14,607,952	14,607,952
Customer relationships	633,625	639,333
Investment in unconsolidated affiliate	327,610	330,351
Restricted cash	958,647	949,907
Other assets	114,751	159,954

Total other assets	18,761,084	18,841,321

TOTAL ASSETS	$147,712,478	$156,411,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011 (Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$407,656	$1,027,376
Lines of credit	17,651,000	23,160,000
Accounts payable
Trade	5,817,447	8,755,623
Related parties	98,712	191,763
Notes payable, current portion	8,109	7,885
Accrued liabilities
Taxes other than income	2,531,315	3,018,964
Vacation	134,420	115,940
Employee benefit plans	214,885	140,149
Interest	307,079	30,688
Deferred payments received from levelized billing	2,053,060	2,948,188
Customer deposits	672,594	707,062
Property tax settlement, current portion	242,128	242,128
Related parties	448,455	635,192
Other current liabilities	1,303,687	1,280,670
Overrecovered gas purchases	1,362,448	2,237,827

Total current liabilities	33,252,995	44,499,455
LONG-TERM LIABILITIES
Deferred investment tax credits	171,114	176,379
Deferred tax liability	3,200,808	2,908,167
Asset retirement obligation	1,727,161	1,689,081
Customer advances for construction	916,349	880,851
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	40,217	57,570

Total long-term liabilities	6,138,810	5,795,209
NOTES PAYABLE, less current portion	31,342,594	31,344,723
COMMITMENTS AND CONTINGENCIES (see Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 8,155,426 and 8,154,301 shares issued and outstanding, respectively	1,223,314	1,223,145
Capital in excess of par value	41,993,623	41,978,799
Accumulated other comprehensive income	89,551	80,405
Retained earnings	33,671,591	31,489,678

Total stockholders’ equity	76,978,079	74,772,027

TOTAL CAPITALIZATION	108,320,673	106,116,750

TOTAL LIABILITIES AND CAPITALIZATION	$147,712,478	$156,411,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
REVENUES
Natural gas operations	$29,848,085	$38,219,583
Marketing and production	1,907,094	1,825,502
Pipeline operations	107,784	106,324
Propane operations	1,909,158	—

Total revenues	33,772,121	40,151,409
COST OF SALES
Natural gas purchased	17,236,894	24,716,908
Marketing and production	1,395,416	1,399,407
Propane purchased	1,431,269	—

Total cost of sales	20,063,579	26,116,315

GROSS MARGIN	13,708,542	14,035,094

OPERATING EXPENSES
Distribution, general, and administrative	5,212,920	4,657,320
Maintenance	296,235	285,227
Depreciation and amortization	1,243,344	1,035,077
Accretion	38,080	34,610
Taxes other than income	937,490	853,965

Total operating expenses	7,728,069	6,866,199

OPERATING INCOME	5,980,473	7,168,895

LOSS FROM UNCONSOLIDATED AFFILIATE	(2,741)	(62,957)
OTHER INCOME (EXPENSE), net	(72,053)	115,680
INTEREST EXPENSE	(664,069)	(413,179)

INCOME BEFORE INCOME TAXES	5,241,610	6,808,439

INCOME TAX EXPENSE	(1,958,763)	(2,533,685)

NET INCOME	3,282,847	4,274,754

OTHER COMPREHENSIVE INCOME
Unrealized gain on available for sale securities, net of tax	9,146	18,766

COMPREHENSIVE INCOME	$3,291,993	$4,293,520

EARNINGS PER SHARE—BASIC AND DILUTED	$0.40	$0.52

WEIGHTED AVERAGE DIVIDENDS DECLARED PER COMMON SHARE	$0.135	$0.135

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC	8,154,734	8,150,239

WEIGHTED AVERAGE SHARES OUTSTANDING—DILUTED	8,162,957	8,158,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

				Accumulated
			Capital In	Other
	Common	Common	Excess Of	Comprehensive	Retained
	Shares	Stock	Par Value	Income	Earnings	Total
BALANCE AT DECEMBER 31, 2010	8,149,801	$1,222,470	$41,910,067	$46,590	$30,522,375	$73,701,502

Net income	—	—	—	—	4,274,754	4,274,754
Net unrealized gain on available for sale securities	—	—	—	18,766	—	18,766
Stock issued for services	1,125	169	12,244	—	—	12,413
Stock option expense	—	—	3,916	—	—	3,916
Dividends declared	—	—	—	—	(1,100,309)	(1,100,309)

BALANCE AT MARCH 31, 2011	8,150,926	$1,222,639	$41,926,227	$65,356	$33,696,820	$76,911,042

BALANCE AT DECEMBER 31, 2011	8,154,301	$1,223,145	$41,978,799	$80,405	$31,489,678	$74,772,027

Net income	—	—	—	—	3,282,847	3,282,847
Net unrealized gain on available for sale securities	—	—	—	9,146	—	9,146
Stock issued for services	1,125	169	12,473	—	—	12,642
Stock option expense	—	—	2,351	—	—	2,351
Dividends declared	—	—	—	—	(1,100,934)	(1,100,934)

BALANCE AT MARCH 31, 2012	8,155,426	$1,223,314	$41,993,623	$89,551	$33,671,591	$76,978,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,282,847	$4,274,754
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,243,344	1,035,077
Accretion	38,080	34,610
Amortization of debt issuance costs	77,022	11,046
Stock based compensation	14,993	16,329
Loss on sale of assets	7,747	6,948
Loss from unconsolidated affiliate	2,741	62,957
Investment tax credit	(5,265)	(5,265)
Deferred income taxes	211,376	—
Changes in assets and liabilities
Accounts receivable, including related parties	817,669	196,584
Unbilled gas	1,579,685	1,692,493
Natural gas and propane inventory	5,146,734	4,774,494
Accounts payable, including related parties	(2,982,618)	(1,639,066)
Recoverable/refundable cost of gas purchases	(1,479,205)	817,957
Prepayments and other	135,676	206,372
Other assets	1,442,540	1,363,535
Other liabilities	(1,158,078)	(1,314,320)

Net cash provided by operating activities	8,375,288	11,534,505
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,366,485)	(2,811,832)
Proceeds from sale of fixed assets	17,302	4,000
Proceeds from related party note receivable	2,496	2,329
Investment in unconsolidated affiliate	—	(132,000)
Customer advances for construction	35,498	(10,917)
Contributions in aid of construction	48,210	(5,362)

Net cash used in investing activities	(4,262,979)	(2,953,782)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	2,551,000	2,500,000
Repayment on lines of credit	(8,060,000)	(9,650,000)
Repayments of notes payable	(1,905)	(252,796)
Debt issuance costs	(116,579)	—
Restricted cash	(8,740)	—
Dividends paid	(1,100,884)	(1,100,275)

Net cash used in financing activities	(6,737,108)	(8,503,071)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,624,799)	77,652
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,504,845	13,026,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,880,046	$13,104,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$387,678	$275,200
Cash paid for income taxes	50,000	52,303

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable	$549,135	$119,778
Capitalized interest	1,693	1,423
Accrued dividends	366,994	366,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Nature of Business

Gas Natural Inc. is the parent company of Brainard, Energy West, GNES, GNSC, Great Plains, Independence and Lightning Pipeline Company. Brainard is a natural gas utility company with operations in Ohio. Energy West is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Wyoming as well as non-regulated operations in Montana and Wyoming. GNSC manages gas procurement, transportation, and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. Great Plains is the parent company of an entity that is a regulated natural gas utility company with operations in Ohio. Independence is a non-regulated subsidiary that delivers liquid propane, heating oil, and kerosene to customers in North Carolina and Virginia. Lightning Pipeline is the parent company of multiple entities that are regulated natural gas utility companies with operations in Ohio and Pennsylvania. On April 1, 2012, the Company acquired PGC, which is a regulated natural gas distribution company in Kentucky. The Company was originally incorporated in Montana in 1909. The Company currently has five reporting segments:

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

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed financial statements of Gas Natural Inc. and its subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature.

The historical financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations, Propane Operations and Corporate and Other.

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

Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to March 31, 2012 have been evaluated as to their potential impact to the financial statements through the date of issuance. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2011.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s bad debt expense for the three months ended March 31, 2012 was $157,983. Bad debt expense for the three months ended March 31, 2011 was $44,983.

Recoverable/Refundable Costs of Gas Purchases

The Company accounts for purchased gas costs in accordance with procedures authorized by the MPUC, the MPSC, the NCUC the PUCO, the PaPUC and the WPSC. Purchased gas costs that are different from those provided for in present rates, and approved by the respective commission, are accumulated and recovered or credited through future rate changes. The gas cost recoveries are monitored closely by the regulatory commissions in all of the states in which the Company operates and are subject to periodic audits or other review processes.

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

During the year ended December 31, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The Staff of the PUCO recommended a finding that Brainard collected excess gas costs of approximately $104,000. The Company agreed that excess gas costs were collected, but only in the amount of approximately $48,000. An evidentiary hearing was convened on November 3, 2011, resumed on March 27, 2012 and concluded on April 12, 2012. The Company and the PUCO are currently preparing closing arguments that are due May 18, 2012.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as assets and are amortized as interest expense over the term of the related debt. Amortization expense was $77,022 for the three months ended March 31, 2012. Amortization expense was $11,046 for the three months ended March 31, 2011.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation ("ARO") in the period in which it was incurred or acquired. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying balance sheets. The Company amortizes the amount added to property, plant, and equipment, net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of March 31, 2012 and December 31, 2011, the Company has recorded a net asset of $209,616 and $227,216, and a related liability of $1,727,161 and $1,689,081, respectively.

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

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The schedule below is a reconciliation of the Company’s liability for the three months ended March 31:

	2012	2011
Balance, beginning of period	$1,689,081	$1,546,867
Accretion expense	38,080	34,610

Balance, end of period	$1,727,161	$1,581,477

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

Other comprehensive income for the three months ended March 31, 2012 is reported net of tax of $5,479. Other comprehensive income for the three months ended March 31, 2011 is reported net of tax of $11,159.

Earnings Per Share

Earnings per common share is computed by both the basic method, which uses the weighted average number of common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and other dilutive securities, as calculated using the treasury stock method.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$3,282,847	$4,274,754

Denominator:
Basic weighted average common shares outstanding	8,154,734	8,150,239
Dilutive effect of stock options	8,223	7,840

Diluted weighted average common shares outstanding	8,162,957	8,158,079

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

ASU No. 2011-05, “Presentation of Comprehensive Income”

In June 2011, the FASB issued ASU 2011-05, which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU changed the presentation of other comprehensive income in the accompanying financial statements. However, this ASU did not change the calculation of the other comprehensive income. The adoption of this guidance did not have a material impact on the accompanying financial statements.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with GAAP, the Company determined the purchase of the assets acquired and liabilities assumed to be a business combination. Therefore, the Company applied the acquisition method and valued each of the assets acquired (cash, accounts receivable, inventory, and property, plant and equipment) and liabilities assumed (accounts payable) at fair value as of the acquisition date. The cash, accounts receivable and accounts payable were deemed to be at fair value as of the acquisition date. The Company valued the fair value of inventory and property, plant and equipment by performing fair value research of the items acquired. This process resulted in the fair value of the assets acquired, reduced by the liabilities assumed, to be greater than the purchase price. The difference is a gain from bargain purchase and is included as a separate line item in the statements of income for the year ended December 31, 2011. The Company completed the transaction as it provided the opportunity to strengthen its presence in North Carolina, while extending into Virginia, two markets with favorable competitive conditions targeted for growth.

The estimated fair value of the assets acquired and liabilities assumed is reflected in the following table at the date of acquisition.

Current assets	$429,576
Property and equipment	1,958,717

Total assets acquired	2,388,293

Current liabilities	57,777

Total liabilities assumed	57,777

Net assets acquired	$2,330,516

The asset purchase agreement included a settlement date 90 days after the acquisition date, determined to be October 31, 2011 by both parties. As a result of this settlement, the Company paid $125,000 of the $200,000 that was held back at the acquisition date on November 1, 2011. The remaining $75,000 was held back to complete an environmental remediation project that was agreed upon at the time of closing. The environmental remediation was completed in December 2011 and the $75,000 was paid for the remediation project and therefore no funds were remaining to provide to the seller. In addition, there was approximately $50,000 of net working capital adjustments made during this settlement. The effects of this settlement were recorded during December 2011 and are reflected in the accompanying condensed consolidated financial statements.

Acquisition of Public Gas Company, Inc.

On April 1, 2012 the Company purchased the stock of PGC from Kentucky Energy Development, LLC for the original price of $1.6 million, of which $48,522 was held back and a portion is to be settled up 45 days from closing and the remainder is to be settled up 135 days from closing. PGC is a regulated natural gas distribution company serving approximately 1,600 customers in the State of Kentucky in the counties of Breathitt, Jackson, Johnson, Lawrence, Lee, Magoffin, Morgan and Wolf. Due to the timing of the transaction, the Company has not completed all the work necessary to provide the disclosures under ASC 805.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Marketable Securities

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities in the accompanying balance sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary, are in the accompanying statements of income. The Company did not hold any held-to-maturity or trading securities as of March 31, 2012 or December 31, 2011.

The following is a summary of available-for-sale securities at:

	March 31, 2012
	Investment	Unrealized	Estimated
	at cost	Gains	Fair Value
Common stock	$238,504	$143,996	$382,500

	December 31, 2011
	Investment	Unrealized	Estimated
	at cost	Gains	Fair Value
Common stock	$238,504	$129,371	$367,875

Unrealized gains on available-for-sale securities of $89,551 and $80,405, respectively (net of $54,718 and $48,966 in taxes) was included in accumulated other comprehensive income in the accompanying balance sheets at March 31, 2012 and December 31, 2011, respectively.

The Company did not sell any available-for-sale securities during the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the Company did not hold any securities in an unrealized loss position.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of:

	March 31, 2012
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$382,500	—	—	$382,500

	December 31, 2011
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$367,875	—	—	$367,875

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

Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable are classified as Level 2 measurements.

Note 5 – Credit Facilities and Long-Term Debt

Bank of America

At March 31, 2012, Energy West had an unsecured $30 million revolving credit facility with the Bank of America. On November 2, 2011, the Company exercised the $10 million accordion feature on the revolving credit facility with Bank of America to increase the capacity from $20 million to $30 million. The expanded credit facility changes the annual commitment fee from 0.20% to a range of 0.25% to 0.45% of the unused portion of the facility. The interest on amounts outstanding changes from the monthly London Interbank Offered Rate (“LIBOR”) plus 120 to 145 basis points for interest periods selected by Energy West (the “Bank of America Credit Facility”) to the monthly LIBOR plus 175 to 225 basis points. The other terms of the agreement remain the same, including the expiration of the facility on June 29, 2012.

For the three months ended March 31, 2012 and 2011, the weighted average interest rate on the facility was 3.30% and 1.64%, respectively, resulting in $125,672 and $56,780 of interest expense, respectively. The balance on the revolving credit facility was $17,651,000 and $23,160,000 at March 31, 2012 and December 31, 2011, respectively. The $17.7 million of borrowings as of March 31, 2012, leaves the remaining borrowing capacity on the line of credit at $12.3 million

Senior Unsecured Notes

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Approximately $463,000 was incurred related to the debt issuance which was capitalized and is being amortized over the life of the notes.

Interest expense was $200,200 for the three months ended March 31, 2012 and 2011, respectively.

Citizens Bank

In connection with the acquisition of the Ohio subsidiaries, NEO and Great Plains each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consisted of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guaranteed each loan. Mr. Osborne guaranteed each loan both individually and as trustee of the Richard M. Osborne Trust, and Great Plains guaranteed NEO’s revolving line of credit and term loans.

The Ohio subsidiaries had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three months ended March 31, 2011, the weighted average interest rate on the term loans was 5.00%, resulting in $118,727 of interest expense. The term loans were paid off on May 3, 2011.

SunLife Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together “the Issuers”), issued $15.3 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with SunLife. Approximately $615,000 was incurred related to the debt issuance which was capitalized and is being amortized over the life of the notes.

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

The use of proceeds for both notes extinguished existing amortizing bank debt and other existing indebtedness, funded $3.4 million for the 2011 capital program for Orwell and NEO, established two debt service reserve accounts, and replenished the Company’s treasuries for prior repayment of maturing bank debt and transaction expenses. The capital program funds and debt service reserve accounts are in interest bearing accounts and included in restricted cash.

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

On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note. Pursuant to the amendments, Sun Life waived its rights and remedies of the breaches of the covenants described above. The amendments also provide that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the Ohio subsidiaries to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of the Ohio subsidiaries for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. Currently, the Company does not expect the Ohio subsidiaries to be able to pay a dividend to holding company until the fourth quarter of 2012. The inability of the Ohio subsidiaries to pay a dividend to the holding company may impact the Company’s ability to pay a dividend to shareholders. In addition, the Company has agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing.

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

Payments for both notes prior to maturity are interest-only.

For the three months ended March 31, 2012, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 of interest expense. For the three months ended March 31, 2012, the weighted average interest rate on the Floating Rate Note was 4.36% resulting in $32,725 of interest expense.

Yadkin Valley Bank

On February 13, 2012, Independence Oil entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate of 4.5% per annum. For the three months ended March 31, 2012, the weighted average interest rate on the facility was 4.50%, resulting in $8 of interest expense. The balance on the facility was $1,000 at March 31, 2012. The $1,000 of borrowings as of March 31, 2012, leaves the remaining borrowing capacity on the line of credit at $499,000.

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

The Company believes it is in compliance with the financial covenants under its debt agreements or has received waivers for any defaults.

The following table shows the future minimum payments on the credit facilities and long-term debt for the years ended March 31:

2013	$8,109
2014	8,594
2015	3,000,000
2016	—
2017	—
Thereafter	28,334,000

Total	$31,350,703

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of March 31, 2012 and December 31, 2011, there are 35,000 and 39,500 options outstanding, respectively. The maximum number of shares available for future grants under this plan is 58,000 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the status of the stock option plans as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2010	39,500	$8.40
Granted	—	$—
Exercised	—	$—
Expired	(4,500)	$6.34

Outstanding March 31, 2011	35,000	$8.66	$61,300

Exerciseable March 31, 2011	17,500	$8.22	$107,350

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2011	35,000	$8.66
Granted	—	$—
Exercised	—	$—
Expired	—	$—

Outstanding March 31, 2012	35,000	$8.66	$104,900

Exerciseable March 31, 2012	26,250	$8.37	$86,300

As of March 31, 2012 and December 31, 2011, there was $10,286 and $12,637 of total unrecognized compensation cost related to stock-based compensation, respectively. That cost is expected to be recognized over a period of three years.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following information applies to options outstanding at March 31, 2012:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

12/1/2008	$7.10	10,000	$7.10	6.67	10,000	$7.10
6/3/2009	$8.44	5,000	$8.44	2.17	3,750	$8.44
12/1/2009	$8.85	10,000	$8.85	7.67	7,500	$8.85
12/1/2010	$10.15	10,000	$10.15	8.67	5,000	$10.15

		35,000			26,250

During the three months ended March 31, 2012, the Company recorded $2,351 ($1,458, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005. During the three months ended March 31, 2011, the Company recorded $3,916 ($2,894, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

Note 7 – Employee Benefit Plans

The Company has a defined contribution plan (the "401k Plan") which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three months ended March 31, 2012, was $121,670. The expense related to the 401k Plan for the three months ended March 31, 2011, was $111,333.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. The Company contributed shares of common stock valued at $9,185 for the three months ended March 31, 2012. The Company contributed shares of common stock valued at $11,957 for the three months ended March 31, 2011. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. The Company made no contributions for the three months ended March 31, 2012 and 2011.

The Company has sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of March 31, 2012 and December 31, 2011, the value of plan assets was $183,575 and $182,931, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended March 31,
	2012	2011
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$1,782,147	$2,314,869
State income tax, net of federal tax expense	183,713	223,954
Amortization of deferred investment tax credits	(5,265)	(5,265)
Other	(1,832)	127

Total income tax expense	$1,958,763	$2,533,685

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax positions were accrued at March 31, 2012 and December 31, 2011.

The tax years after 2007 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

Note 9 – Related Party Transactions

The Company is party to certain agreements and transactions with Mr. Osborne, or companies owned or controlled by Mr. Osborne.

Notes Payable

The Company had two notes payable to Mr. Osborne. The first note was payable on demand and bore interest at a rate equal to the prime rate as published by Key Bank. On December 1, 2010, the Company repaid the first note in full, including all interest accrued to date. The second note had a maturity date of January 3, 2014 and bore interest at 6.0% annually. On May 3, 2011, the Company repaid the second note in full, including all interest accrued to date, using the SunLife proceeds. Interest expense incurred related to both loans was $397 for the three months ended March 31, 2011.

Note Receivable

The Company has a note receivable from John D. Oil and Gas Marketing, a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to John D. Oil and Gas Marketing to finance the acquisition of a gas pipeline. The balance due from John D. Oil and Gas Marketing was $43,168 and $45,664 (of which, $10,437 and $10,256 is due within one year) as of March 31, 2012 and December 31, 2011, respectively. The Company has a corresponding agreement to lease the pipeline from John D. Oil and Gas Marketing through December 31, 2016. Lease expense resulting from this agreement was $3,300 for the three months ended March 31, 2012 which is included in the Natural Gas Purchased column below. Lease expense resulting from this agreement was $3,300 for the three months ended March 31, 2011 which is included in the Natural Gas Purchased column below. There was no balance due at March 31, 2012 or December 31, 2011 to John D. Oil and Gas Marketing related to these lease payments.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at March 31, 2012 and December 31, 2011, respectively:

	Accounts Receivable		Accounts Payable
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
John D. Oil and Gas Marketing	$3,282	$3,282	$42,481	$126,051
Cobra Pipeline	448	448	714	1,312
Orwell Trumbell Pipeline	128,362	128,012	747	1,043
Great Plains Exploration	160,040	133,928	—	9
Big Oats Pipeline Supply	742	432	54,770	53,348
Kykuit Resources	98,037	98,037	—	—
Sleepy Hollow	142,397	138,611	—	—
Other	22,318	16,334	—	10,000

Total	$555,626	$519,084	$98,712	$191,763

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$1,006,934	$9,870	$—	$—	$3,282
Cobra Pipeline	201,360	890	—	—	—
Orwell Trumbell Pipeline	211,465	—	—	715	151
Great Plains Exploration	196,924	—	—	4,051	5,253
Big Oats Pipeline Supply	—	163,482	90,401	1,247	—
Sleepy Hollow	—	—	—	—	3,787
Other	374,002	—	40,771	18,115	671

Total	$1,990,685	$174,242	$131,172	$24,128	$13,144

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$1,472,102	$—	$127	$—	$3,282
Cobra Pipeline	179,603	—	—	—	128
Orwell Trumbell Pipeline	220,517	—	49,080	1,370	4,715
Great Plains Exploration	19,143	85,680	150	3,538	8,981
Big Oats Pipeline Supply	—	166,782	138,872	2,173	—
Kykuit Resources	—	—	39,600	—	—
Sleepy Hollow	—	—	—	—	6,205
Other	—	—	55,616	41,240	1,749

Total	$1,891,365	$252,462	$283,445	$48,321	$25,060

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also accrued a liability of $448,455 and $635,192, respectively, due to companies controlled by Mr. Osborne for natural gas used through March 31, 2012 and December 31, 2011 that is not yet invoiced. The related expense is included in the gas purchased line item in the accompanying statements of income and comprehensive income. These amounts will be trued up to the actual invoices when received in future periods.

On December 20, 2011, the Company consummated a real estate transaction with Black Bear, an Ohio limited liability company owned and controlled by Mr. Osborne, whereby Black Bear sold to the Company approximately 9.24 acres of real estate Black Bear owned in Violet Township, Fairfield County, Ohio for $600,000.

Note 10 – Segments of Operations

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline, propane, and corporate and other operations. The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production business, propane business and from the federally regulated pipeline business. The Company has regulated utility businesses in the states of Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming and these businesses are aggregated together to form the natural gas operations. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment:

Three Months Ended March 31, 2012

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$29,933,151	$3,625,788	$107,784	$1,909,158	$—	$35,575,881
Intersegment eliminations	(85,065)	(1,718,695)	—	—	—	(1,803,760)

Total operating revenue	29,848,086	1,907,093	107,784	1,909,158	—	33,772,121

COST OF SALES	17,321,959	3,114,111	—	1,431,269	—	21,867,339
Intersegment eliminations	(85,065)	(1,718,695)	—	—	—	(1,803,760)

Total cost of sales	17,236,894	1,395,416	—	1,431,269	—	20,063,579

GROSS MARGIN	$12,611,192	$511,677	$107,784	$477,889	$—	$13,708,542

OPERATING EXPENSES	6,729,273	331,084	38,506	566,413	62,793	7,728,069

OPERATING INCOME (LOSS)	$5,881,919	$180,593	$69,278	$(88,524)	$(62,793)	$5,980,473

NET INCOME (LOSS)	$3,352,534	$95,315	$38,223	$(94,841)	$(108,384)	$3,282,847

As of March 31, 2012
Goodwill	$14,607,952	$—	$—	$—	$—	$14,607,952
Investment in unconsolidated affiliate	$—	$327,610	$—	$—	$—	$327,610

Total assets	$133,685,618	$5,365,659	$811,489	$3,332,796	$64,887,107	$208,082,669
Intersegment eliminations	(48,284,824)	(1,229,052)	13,406	(2,212,617)	(8,657,104)	(60,370,191)

Total assets	$85,400,794	$4,136,607	$824,895	$1,120,179	$56,230,003	$147,712,478

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2011

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$38,309,893	$4,340,252	$106,324	$—	$—	$42,756,469
Intersegment eliminations	(90,310)	(2,514,750)	—	—	—	(2,605,060)

Total operating revenue	38,219,583	1,825,502	106,324	—	—	40,151,409

COST OF SALES	24,807,218	3,914,157	—	—	—	28,721,375
Intersegment eliminations	(90,310)	(2,514,750)	—	—	—	(2,605,060)

Total cost of sales	24,716,908	1,399,407	—	—	—	26,116,315

GROSS MARGIN	$13,502,675	$426,095	$106,324	$—	$—	$14,035,094
OPERATING EXPENSES	6,615,808	199,497	42,324	—	8,570	6,866,199

OPERATING INCOME (LOSS)	$6,886,867	$226,598	$64,000	$—	$(8,570)	$7,168,895

NET INCOME (LOSS)	$4,259,125	$85,782	$36,802	$—	$(106,955)	$4,274,754

As of March 31, 2011
Goodwill	$14,607,952	$—	$—	$—	$—	$14,607,952
Investment in unconsolidated affiliate	$—	$748,859	$—	$—	$—	$748,859

Total assets	$105,779,527	$5,238,233	$721,458	$—	$76,953,664	$188,692,882
Intersegment eliminations	(45,389,522)	(2,825,763)	(54,123)	—	(10,646,010)	(58,915,418)

Total assets	$60,390,005	$2,412,470	$667,335	$—	$66,307,654	$129,777,464

Note 11 – Commitments and Contingencies

Legal Proceedings

In 2010, Bangor Gas Company, the Company’s Maine utility, asserted a claim against H.Q. Energy Services (US), Inc. (“HQ”) for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against the Company for reimbursement of certain transportation charges that HQ paid to a third party. The parties agreed to arbitration and on September 1, 2011, the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to the Company. The arbitrators also ordered the Company to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay the Company for future fuel reimbursements for the remaining term of the agreement. On September 23, 2011, the arbitrators clarified their initial order to require HQ to reimburse the Company for the past transportation charges awarded by the arbitrators if the FERC determined that our payment of the transportation charges was not consistent with FERC policy. On November 10, 2011, the FERC’s Office of General Counsel issued a no-action letter indicating that the FERC staff could not assure the Company that the FERC would not recommend enforcement action if the Company made the payments to HQ required by the arbitration award. As a result, on November 30, 2011, the Company filed an action in the United States District Court, District of Maine against HQ seeking to vacate the arbitration award against the Company and confirm that portion of the award requiring HQ to return the transportation payments to the Company and obtain an award of past fuel reimbursements in addition to the prospective award made by the arbitrators. On March 1, 2012, the court issued an order confirming the arbitration award against the Company, rejecting the Company’s claim for past fuel costs, and denying the Company’s claim for reimbursement of transportation charges on the grounds that the FERC no-action letter was not a final, binding finding by the FERC of the consistency of the payments with FERC policy. On March 30, 2012, the Company filed an action with the United States Court of Appeals for the First Circuit appealing the district court’s decision in its entirety. The Company intends to vigorously pursue the claim against HQ.

On April 15, 2011, the Company and Richard M. Osborne, Chairman and CEO, filed a lawsuit captioned “Richard M. Osborne and Gas Natural Inc. v. Michael I. German, Henry B. Cook, Ted W. Gibson, George J. Welch and Corning Natural Gas Corporation,” Case No. 1:11-CV-744 which was filed in the U.S. District Court for the Northern District of Ohio. The lawsuit claims that Messrs. German, Cook, Gibson and Welch, as directors of Corning Natural Gas Corporation (“Corning”), breached their fiduciary duties to shareholders of Corning by (i) failing to maximize shareholder value in connection with the Company’s offers to acquire all of Corning’s outstanding shares of common stock and (ii) instituting a rights offering to dilute Mr. Osborne and the Company’s ownership of Corning. Alternatively, the lawsuit provides for a derivative claim against the directors of Corning for the same conduct. The Company and Mr. Osborne seek to rescind the rights offering. Corning and the directors of Corning filed a motion to dismiss the lawsuit. The court granted the motion to dismiss on March 23, 2012.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In a related proceeding, on August 11, 2011, the Company filed a lawsuit against Corning in the Supreme Court of the State of New York, County of Steuben, to inspect the corporate books and records of Corning concerning the rights offering. On February 16, 2012, the court granted in part the petition of the Company to inspect the corporate books and records of Corning.

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

At March 31, 2012 and December 31, 2011, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”

Note 13 – Subsequent Events

The Company declared a dividend of $0.045 per share on March 28, 2012 that is payable to shareholders of record on April 13, 2012. There were 8,155,426 shares outstanding on April 13, 2012 resulting in a total dividend of $366,994 which was paid to shareholders on April 30, 2012.

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

Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the Securities and Exchange Commission (“SEC”) and our reports to shareholders, involve known and unknown risks and other factors that may cause our company's actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in six states and serving approximately 70,000 customers. Our natural gas utility subsidiaries are Bangor Gas Company (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West, Incorporated (Montana and Wyoming), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio) and Orwell Natural Gas Company (Ohio and Pennsylvania). Our operations also include production and marketing of natural gas, gas pipeline transmission and gathering and propane operations. Approximately 87% of our revenues in the three months ended March 31, 2012 were derived from our natural gas utility operations.

The following summarizes the critical events that impacted our results of operations during the three months ended March 31, 2012:

•	Warm weather in all service territories caused gross margin and net income from natural gas operations to decrease as compared to the prior year.

•	Our recently acquired propane operations returned gross margin of $478,000 and a net loss of $95,000.

•

Our interest expense increased primarily the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing in 2011 and therefore a lower amount of debt was outstanding. In addition, the average balance on our Bank of America line of credit was higher during the current period.

Our historical financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations and Corporate and Other. In addition, the financial statements now reflect a new segment for Propane Operations as a result of the new subsidiary, Independence Oil, LLC, in connection with the 2011 acquisition.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2011. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2012 and for the three month period ended March 31, 2012. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Net Income — Net income for the three months ended March 31, 2012 was $3,283,000, or $0.40 per diluted share, compared to a net income of $4,275,000, or $0.52 per diluted share for the three months ended March 31, 2011, a decrease of $992,000. Net income from our natural gas operations decreased by $906,000, due primarily to warm weather in all of our service territories. Net income from our gas marketing and production operations increased by $9,000. Net income from our pipeline operations increased by $1,000. Our recently acquired propane operations returned a net loss of $95,000.

Revenues — Revenues decreased by $6,379,000 to $33,772,000 for the three months ended March 31, 2012 compared to $40,151,000 for the same period in 2011. The decrease was primarily attributable to a natural gas revenue decrease of $8,372,000 due to warm weather in all of our service territories, offset by revenue from our recently acquired propane operations segment of $1,909,000 and an increase of $82,000 in the revenue from our marketing and production operation due to increased customers.

Gross Margin — Gross margin decreased by $326,000 to $13,709,000 for the three months ended March 31, 2012 compared to $14,035,000 for the same period in 2011. Our natural gas operation’s margins decreased $892,000, due to the warm weather and offset somewhat by increased margin from customer growth in our Maine and North Carolina markets. Gross margin from our propane operations returned gross margin of $478,000 and our marketing and production operations increased $86,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $862,000 to $7,728,000 for the three months ended March 31, 2012 compared to $6,866,000 for the same period in 2011. The newly formed propane operations segment contributed $567,000 while the remainder is primarily the result of increases in uncollectible accounts expense and increases in depreciation due to the additional capital expenditures.

Other Income (Expense), net — Other income decreased by $188,000 to a loss of $72,000 for the three months ended March 31, 2012 compared to income of $116,000 for the same period in 2011. The decrease is a result of the following: (1) other income from our natural gas operations decreased by $81,000 due to decreased rental income; (2) our recently acquired propane operations contributed other expense of $71,000 and (3) our corporate and other segment increased $36,000.

Interest Expense — Interest expense increased by $251,000 to $664,000 for the three months ended March 31, 2012 compared to $413,000 for the same period in 2011. The increase is primarily the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing and therefore a lower amount of debt was outstanding during the three months ended March 31, 2011. In addition, the balance on our Bank of America line of credit averaged $20,363,000 during the three months ended March 31, 2012, compared to $13,852,000 during the 2011 period, causing additional interest expense.

Income Tax Expense — Income tax expense decreased by $575,000 to $1,959,000 for the three months ended March 31, 2012 compared to $2,534,000 for the same period in 2011. The decrease is primarily due to the reduction in pre-tax income.

Net Income by Segment and Service Area

The components of net income (loss) for the three months ended March 31, 2012 and 2011 are:

	Three Months Ended March 31,
($ in thousands)	2012	2011
Natural Gas Operations
Energy West Montana (MT)	$681	$864
Energy West Wyoming (WY)	238	315
Frontier Natural Gas (NC)	575	663
Bangor Gas (ME)	865	868
Ohio Companies (OH)	995	1,549
Gas Natural Energy Solutions	(1)	0

Total Natural Gas Operations	$3,353	$4,259
Marketing & Production Operations	95	86
Pipeline Operations	38	37
Propane Operations	(95)	—

	3,391	4,382
Corporate & Other	(108)	(107)

Consolidated Net Income	$3,283	$4,275

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended March 31,
($ in thousands)	2012	2011
Natural Gas Operations
Operating revenues	$29,848	$38,220
Gas Purchased	17,237	24,717

Gross Margin	12,611	13,503
Operating expenses	6,729	6,616

Operating income	5,882	6,887
Other income	114	195

Income before interest and taxes	5,996	7,082
Interest expense	(637)	(387)

Income before income taxes	5,359	6,695
Income tax expense	(2,006)	(2,436)

Net Income	$3,353	$4,259

Operating Revenues

	Three Months Ended March 31,
($ in thousands)	2012	2011
Full Service Distribution Revenues
Residential	$13,746	$18,603
Commercial	12,579	16,062
Industrial	262	224
Other	23	36

Total full service distribution	26,610	34,925
Transportation	2,950	3,007
Bucksport	288	288

Total operating revenues	$29,848	$38,220

Utility Throughput

	Three Months Ended March 31,
(in million cubic feet (MMcf))	2012	2011
Full Service Distribution
Residential	1,811	2,164
Commercial	1,638	1,950
Industrial	53	40

Total full service	3,502	4,154
Transportation	2,954	2,684
Bucksport	3,662	3,801

Total Volumes	10,118	10,639

Heating Degree Days

A heating degree day is a measure of coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.

		Three Months Ended March 31,		Percent (Warmer) Colder 2012 Compared to
	Normal	2012	2011	Normal	2011
Great Falls, MT	3,180	2,914	3,662	(8.36%)	(20.43%)
Cody, WY	3,030	2,738	3,277	(9.64%)	(16.45%)
Bangor, ME	3,735	3,273	3,808	(12.37%)	(14.05%)
Elkin, NC	2,117	1,616	2,096	(23.67%)	(22.90%)
Youngstown, OH	3,118	2,413	3,308	(22.61%)	(27.06%)

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenues and Gross Margin

Revenues decreased by $8,372,000 to $29,848,000 for the three months ended March 31, 2012 compared to $38,220,000 for the same period in 2011. This decrease is the result of the following factors:

1)	Revenue from our Montana and Wyoming markets decreased $3,270,000 on a volume decrease of 395 MMcf in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

2)	Revenue from our Maine and North Carolina markets increased by $32,000 on a volume increase from full service and transportation customers of 115 MMcf in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

3)	Revenues from our Ohio market decreased $5,134,000 on a volume decrease of 102 MMcf to full service and transportation customers in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Gas purchased decreased by $7,480,000 to $17,237,000 for the three months ended March 31, 2012 compared to $24,717,000 for the same period in 2011. The decrease is due primarily to the decrease in sales volumes. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $892,000 to $12,611,000 for the three months ended March 31, 2012 compared to $13,503,000 for the same period in 2011. Warmer weather in 2012, both compared to normal and compared to 2011, is the primary driver of the decrease in gross margin. The decrease is offset somewhat by increased gross margin due to customer growth in our Maine and North Carolina markets. Our Ohio market accounted for $772,000 of the decrease, and Montana and Wyoming for $429,000, offset by an increase in Maine and North Carolina of $309,000.

Earnings

The Natural Gas Operations segment’s income for the three months ended March 31, 2012 was $3,353,000, or $0.41 per diluted share, compared to $4,259,000, or $0.52 per diluted share for the three months ended March 31, 2011.

Operating expenses increased by $113,000 to $6,729,000 for the three months ended March 31, 2012 compared to $6,616,000 for the same period in 2011. The increase is primarily caused by the increase in depreciation due to the increased capital expenditures.

Other income decreased by $81,000 to $114,000 for the three months ended March 31, 2012 compared to $195,000 for the same period in 2011. The decrease is primarily due to the reduction in rental income.

Interest expense increased by $250,000 to $637,000 for the three months ended March 31, 2012 compared to $387,000 for the same period in 2011. The increase is primarily the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing and therefore a lower amount of debt was outstanding during the three months ended March 31, 2011. In addition, the balance on our Bank of America line of credit averaged $20,363,000 during the three months ended March 31, 2012, compared to $13,852,000 during the 2011 period, causing additional interest expense.

Income tax expense decreased by $430,000 to $2,006,000 for the three months ended March 31, 2012 compared to $2,436,000 for the same period in 2011. The decrease is primarily due to the reduction in pre-tax income.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended March 31,
($ in thousands)	2012	2011
Marketing and Production Operations
Operating revenues	$1,907	$1,825
Gas Purchased	1,395	1,399

Gross Margin	512	426
Operating expenses	331	199

Operating income	181	227
Other expense	(2)	(63)

Income before interest and taxes	179	164
Interest expense	(21)	(23)

Income before income taxes	158	141
Income tax expense	(63)	(55)

Net Income	$95	$86

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Revenues and Gross Margin

Revenues increased by approximately $82,000 to $1,907,000 for the three months ended March 31, 2012 compared to $1,825,000 for the same period in 2011. $130,000 of this increase is due to increased customers in our marketing operation, leading to higher sales volumes and revenue, offset by a decrease in production revenues of $48,000 due to lower prices received for volumes produced.

Gross margin increased by $86,000 to $512,000 for the three months ended March 31, 2012 compared to $426,000 for the same period in 2011. Gross margin from gas marketing increased by $106,000, offset by a decrease from our production operation of $20,000.

Earnings

The Marketing and Production segment’s earnings for the three months ended March 31, 2012 were $95,000, or $0.01 per diluted share, compared to earnings of $86,000, or $0.01 per diluted share for the three months ended March 31, 2011.

Operating expenses increased by $132,000 to $331,000 for the three months ended March 31, 2012 compared to $199,000 for the same period in 2011. The increase is primarily due to the additional estimate for uncollectible accounts.

Other expense decreased by $61,000 to $2,000 for the three months ended March 31, 2012 compared to $63,000 for the same period in 2011. The decrease is primarily due to the reduction in the loss from unconsolidated affiliate of $60,000.

Income tax expense increased by $8,000 to $63,000 for the three months ended March 31, 2012 compared to $55,000 for the same period in 2011. The increase is primarily due to the additional pre-tax income.

PIPELINE OPERATIONS

Income Statement

	Three Months Ended March 31,
($ in thousands)	2012	2011
Pipeline Operations
Operating revenues	$108	$106
Gas Purchased	—	—

Gross Margin	108	106
Operating expenses	39	42

Operating income	69	64
Other expense	—	—

Income before interest and taxes	69	64
Interest expense	(6)	(3)

Income before income taxes	63	61
Income tax expense	(25)	(24)

Net Income	$38	$37

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Net income increased by $1,000 to $38,000 for the three months ended March 31, 2012 compared to $37,000 for the same period in 2011. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

PROPANE OPERATIONS

Income Statement

	0000000	0000000
	Three Months Ended March 31,
($ in thousands)	2012	2011
Propane Operations
Operating revenues	$1,909	$—
Gas Purchased	1,431	—

Gross Margin	478	—
Operating expenses	567	—

Operating income	(89)	—
Other expense	(71)	—

Income before interest and taxes	(160)	—
Interest expense	—	—

Income before income taxes	(160)	—
Income tax benefit	65	—

Net Loss	$(95)	$—

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Net loss is $95,000, or $0.01 per diluted share for the three months ended March 31, 2012. The propane operations were acquired on August 1, 2011 and there are no comparative amounts for 2011.

CORPORATE AND OTHER OPERATIONS

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended March 31,
($ in thousands)	2012	2011
Corporate and Other Operations
Operating revenues	$—	$—
Gas Purchased	—	—

Gross Margin	—	—
Operating expenses	63	9

Operating income	(63)	(9)
Other expense	(116)	(80)

Income before interest and taxes	(179)	(89)
Interest expense	—	—

Income before income taxes	(179)	(89)
Income tax benefit (expense)	71	(18)

Net Loss	$(108)	$(107)

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Results of corporate and other operations for the three months ended March 31, 2012 include costs related to acquisition activities of $119,000, administrative costs of $63,000, offset by income tax benefits of $71,000 and interest income of $3,000, for a net loss of $108,000.

Results of corporate and other operations for the three months ended March 31, 2011 include administrative costs of $9,000, costs related to acquisition activities of $83,000, and income tax expense of $18,000, offset interest income of $3,000, for a net loss of $107,000.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciations, depletion, amortization, deferred income taxes, and changes in working capital.

Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $17.7 million and $23.2 million at March 31, 2012 and December 31, 2011, respectively.

We made capital expenditures for continuing operations of $4.4 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.4 million at March 31, 2012 and December 31, 2011, including the amount due within one year.

Cash, excluding restricted cash, decreased to $7.9 million at March 31, 2012, compared to $10.5 million at December 31, 2011.

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$8,375,000	$11,535,000
Cash used in investing activities	(4,263,000)	(2,954,000)
Cash used in financing activities	(6,737,000)	(8,503,000)

Increase (decrease) in cash	$(2,625,000)	$78,000

OPERATING CASH FLOW

For the three months ended March 31, 2012, cash provided by operating activities decreased by $3.2 million as compared to the three months ended March 31, 2011. Major items affecting operating cash included a $2.3 million decrease in collections of recoverable costs of gas, a $985,000 decrease in payments on accounts payable, a $621,000 increase in accounts receivable collections, a $211,000 decrease in net deferred tax assets, and a $113,000 decrease in unbilled revenue.

INVESTING CASH FLOW

For the three months ended March 31, 2012, cash used in investing activities increased by $1.3 million as compared to the three months ended March 31, 2011, primarily due to increased construction expenditures of $1.5 million offset by the reduction in investment to unconsolidated affiliate of $132,000.

Capital Expenditures

Our capital expenditures for continuing operations totaled $4.4 million and $2.8 million for the three months ended March 31, 2012 and 2011, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the three months ended March 31, 2012 and 2011 and provides an estimate of future cash requirements for capital expenditures:

	00000	00000	00000
	Three Months ended		Remaining Cash
	March 31,		Requirements through
($ in thousands)	2012	2011	December 31, 2012
Natural Gas Operations	$3,342	$2,807	$11,700
Marketing and Production Operations	—	—	—
Pipeline Operations	6	—	63
Propane Operations	80	—	870
Corporate and Other Operations	938	5	476

Total Capital Expenditures	$4,366	$2,812	$13,109

FINANCING CASH FLOW

For the three months ended March 31, 2012, cash provided by financing activities decreased by $1.8 million as compared with the three months ended March 31, 2011. The primary decrease is due to the reduction in the net line of credit proceeds of $1.6 million. In addition, there was a reduction of $117,000 in debt issuance costs.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $17.7 million and $23.2 million at March 31, 2012 and December 31, 2011, respectively. We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.4 million at March 31, 2012, and December 31, 2011, including the amount due within one year.

Citizens Bank Term Loans

In connection with the acquisition of the Ohio subsidiaries, NEO and Great Plains each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consisted of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guaranteed each loan. Mr. Osborne guaranteed each loan both individually and as trustee of the Richard M. Osborne Trust, and Great Plains guaranteed NEO’s revolving line of credit and term loans.

The Ohio subsidiaries had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three months ended March 31, 2011, the weighted average interest rate on the term loans was 5.00%, resulting in $118,727 of interest expense. The term loans were paid off on May 3, 2011.

The following discussion describes our credit facilities as of March 31, 2012.

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

On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note. Pursuant to the amendments, Sun Life waived its rights and remedies of the breaches of the covenants described above. The amendments also provide that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the Ohio subsidiaries to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of the Ohio subsidiaries for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. Currently, the Company does not expect the Ohio subsidiaries to be able to pay a dividend to holding company until the fourth quarter of 2012. The inability of the Ohio subsidiaries to pay a dividend to the holding company may impact the Company’s ability to pay a dividend to shareholders. In addition, the Company has agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing.

Payments for both notes prior to maturity are interest-only.

For the three months ended March 31, 2012, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 of interest expense. For the three months ended March 31, 2012, the weighted average interest rate on the Floating Rate Note was 4.36% resulting in $32,725 of interest expense.

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

Bank of America

At March 31, 2012, Energy West had an unsecured $30 million revolving credit facility with the Bank of America. On November 2, 2011, the Company exercised the $10 million accordion feature on the revolving credit facility with Bank of America to increase the capacity from $20 million to $30 million. The expanded credit facility changes the annual commitment fee from 0.20% to a range of 0.25% to 0.45% of the unused portion of the facility. The interest on amounts outstanding changes from the monthly London Interbank Offered Rate (“LIBOR”) plus 120 to 145 basis points for interest periods selected by Energy West (the “Bank of America Credit Facility”) to the monthly LIBOR plus 175 to 225 basis points. The other terms of the agreement remain the same, including the expiration of the facility on June 29, 2012. There are currently on-going discussions with Bank of America and the respective public service commissions to renew the credit facility.

For the three months ended March 31, 2012 and 2011, the weighted average interest rate on the facility was 3.30% and 1.64%, respectively, resulting in $125,672 and $56,780 of interest expense, respectively. The balance on the revolving credit facility was $17,651,000 and $23,160,000 at March 31, 2012 and December 31, 2011, respectively. The $17.7 million of borrowings as of March 31, 2012, leaves the remaining borrowing capacity on the line of credit at $12.3 million.

The following tables represent borrowings under the Bank of America revolving line of credit for each of the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Minimum borrowing	$16,800,000	$9,700,000
Maximum borrowing	$23,610,000	$18,150,000
Average borrowing	$20,363,000	$13,852,000

At March 31, 2012 and December 31, 2011, we had $17.7 million and $23.2 million of borrowings under the Bank of America revolving line of credit. For the three months ended March 31, 2012 and 2011, the weighted average interest rate on the facility was 3.30% and 1.64%, respectively, resulting in $125,672 and $56,780 of interest expense, respectively.

The credit facility requires that Energy West and its subsidiaries maintain compliance with a number of financial covenants, including a limitation on investments in another entity by acquisition of any debt or equity securities or assets or by making loans or advances to such entity. In addition, Energy West must maintain a total debt to total capital ratio of not more than ..65-to-1.00 and an interest coverage ratio of no less than 2.0-to-1.0. The credit facility restricts Energy West’s ability to create, incur or assume indebtedness except (i) indebtedness under the credit facility (ii) indebtedness incurred under certain capitalized leases and purchase money obligations not to exceed $500,000, (iii) certain indebtedness of Energy West’s subsidiaries, (iv) certain subordinated indebtedness, (v) certain hedging obligations and (vi) other indebtedness not to exceed $1.0 million.

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

Yadkin Valley Bank

On February 13, 2012, Independence Oil entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% and a max of 16%. For the three months ended March 31, 2012, the weighted average interest rate on the facility was 4.50%, resulting in $8 of interest expense. The balance on the facility was $1,000 at March 31, 2012. The $1,000 of borrowings as of March 31, 2012, leaves the remaining borrowing capacity on the line of credit at $499,000.

The cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. The total amount outstanding under all of our long term debt obligations was approximately $31.4 million at March 31, 2012, with $8,100 being due within one year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits that have arisen in the ordinary course of business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

In 2010, Bangor Gas Company, our Maine utility, asserted a claim against H.Q. Energy Services (US), Inc. (“HQ”) for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against us for reimbursement of certain transportation charges that HQ paid to a third party. The Parties agreed to arbitration and on September 1, 2011, the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to us. The arbitrators also ordered us to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay us for future fuel reimbursements for the remaining term of the agreement. On September 23, 2011, the arbitrators clarified their initial order to require HQ to reimburse us for the past transportation charges awarded by the arbitrators if the FERC determined that our payment of the transportation charges was not consistent with FERC policy. On November 10, 2011, the FERC’s Office of General Counsel issued a no-action letter indicating that the FERC staff could not assure us that the FERC would not recommend enforcement action if we made the payments to HQ required by the arbitration award. As a result, on November 30, 2011, we filed an action in the United States District Court, District of Maine against HQ seeking to vacate the arbitration award against us and confirm that portion of the award requiring HQ to return the transportation payments to us and obtain an award of past fuel reimbursements in addition to the prospective award made by the arbitrators. On March 1, 2012, the court issued an order confirming the arbitration award against us, rejecting our claim for past fuel costs, and denying our claim for reimbursement of transportation charges on the grounds that the FERC no-action letter was not a final, binding finding by the FERC of the consistency of the payments with FERC policy. On March 30, 2012, we filed an action with the United States Court of Appeals for the First Circuit appealing the district court’s decision in its entirety. We intend to vigorously pursue our claim against HQ.

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

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1*	Base Contract for Sale and Purchase of Natural Gas, dated April 1, 2011, between Great Plains Exploration Ltd. and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract, dated April 1, 2011.

10.2*	Base Contract for Sale and Purchase of Natural Gas, dated November 25, 2011, between OsAir, Inc., and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract, dated November 25, 2011.

10.3*	Base Contract for Sale and Purchase of Natural Gas, dated November 25, 2011, between John D. Resources, LLC, and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract, dated November 25, 2011.

10.4*	Base Contract for Sale and Purchase of Natural Gas, dated December 28, 2011, between Mentor Energy and Resources Company and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract, dated December 28, 2011.

10.5*	Base Contract for Sale and Purchase of Natural Gas, dated November 25, 2011, between John D. Oil and Gas Company and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract, dated November 25, 2011.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gas Natural Inc.

/s/ Thomas J. Smith
Thomas J. Smith
May 14, 2012	Chief Financial Officer (principal financial officer
and principal accounting officer)