Form 10-Q
period 2012-06-30
Gas Natural Inc.
filed 2012-08-14
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2012 was 8,156,926 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of June 30, 2012.

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

ASU. Accounting Standards Update.

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

Independence. Independence Oil, LLC.

IFRS. International Financial Reporting Standards.

JDOG. John D. Oil and Gas Marketing Co. LLC.

KPSC. Kentucky Public Service Commission.

Kykuit. Kykuit Resources, LLC.

Lightning Pipeline. Lightning Pipeline Company, Inc.

MMcf. One million cubic feet, used in reference to natural gas.

MPSC. The Montana Public Service Commission.

MPUC. The Maine Public Utilities Commission.

NCUC. The North Carolina Utilities Commission.

NEO. Northeast Ohio Natural Gas Corp.

NGA. The Natural Gas Act.

Orwell. Orwell Natural Gas Company.

Osborne Trust. The Richard M. Osborne Trust, dated February 24, 2012.

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

Spelman. Spelman Pipeline Holdings, LLC.

SunLife. SunLife Assurance Company of Canada

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011 (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,457,144	$10,504,845
Marketable securities	357,750	367,875
Accounts receivable
Trade, less allowance for doubtful accounts of $765,264 and $630,632, respectively	4,968,702	9,381,625
Related parties	559,692	519,084
Unbilled gas	1,066,851	4,232,854
Note receivable - related parties, current portion	10,620	10,256
Inventory
Natural gas and propane	3,181,995	6,967,739
Materials and supplies	2,289,304	1,958,858
Prepaid income taxes	1,071,051	1,584,869
Prepayments and other	396,434	741,101
Recoverable cost of gas purchases	3,091,693	2,627,416
Deferred tax asset	1,146,373	1,061,314

Total current assets	20,597,609	39,957,836

PROPERTY, PLANT AND EQUIPMENT, net	104,644,827	97,612,257

OTHER ASSETS
Notes receivable - related parties, less current portion	30,006	35,408
Regulatory assets
Property taxes	449,098	590,464
Income taxes	452,645	452,645
Rate case costs	202,746	205,714
Debt issuance costs, net	1,204,928	869,593
Goodwill	14,750,924	14,607,952
Customer relationships	627,917	639,333
Investment in unconsolidated affiliate	325,396	330,351
Restricted cash	1,709,304	949,907
Other assets	4,592,743	159,954

Total other assets	24,345,707	18,841,321

TOTAL ASSETS	$149,588,143	$156,411,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011 (Unaudited)

	June 30, 2012	December 31, 2011
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$806,880	$1,027,376
Lines of credit	18,662,377	23,160,000
Accounts payable
Trade	3,496,787	8,755,623
Related parties	87,781	191,763
Notes payable, current portion	8,269	7,885
Accrued liabilities
Taxes other than income	2,149,007	3,018,964
Vacation	167,290	115,940
Employee benefit plans	282,247	140,149
Interest	114,540	30,688
Deferred payments received from levelized billing	2,311,173	2,948,188
Customer deposits	734,985	707,062
Property tax settlement, current portion	242,128	242,128
Related parties	258,862	635,192
Other current liabilities	1,946,330	1,280,670
Acquisition settlement	2,250,000	—
Overrecovered gas purchases	1,749,706	2,237,827

Total current liabilities	35,268,362	44,499,455

LONG-TERM LIABILITIES
Deferred investment tax credits	165,848	176,379
Deferred tax liability	4,752,856	2,908,167
Asset retirement obligation	1,766,715	1,689,081
Customer advances for construction	1,023,299	880,851
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	35,418	57,570

Total long-term liabilities	7,827,297	5,795,209

NOTES PAYABLE, less current portion	31,340,487	31,344,723

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 8,156,551 and 8,154,301 shares issued and outstanding, respectively	1,223,483	1,223,145
Capital in excess of par value	42,008,079	41,978,799
Accumulated other comprehensive income	74,074	80,405
Retained earnings	31,846,361	31,489,678

Total stockholders’ equity	75,151,997	74,772,027

TOTAL CAPITALIZATION	106,492,484	106,116,750

TOTAL LIABILITIES AND CAPITALIZATION	$149,588,143	$156,411,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Natural gas operations	$12,801,547	$17,095,262	$42,649,632	$55,314,845
Marketing and production	1,040,354	1,475,665	2,947,448	3,301,167
Pipeline operations	102,093	102,061	209,877	208,385
Propane operations	561,552	—	2,470,710	—

Total revenues	14,505,546	18,672,988	48,277,667	58,824,397

COST OF SALES
Natural gas purchased	5,447,322	9,575,592	22,684,216	34,292,500
Marketing and production	850,311	1,208,379	2,245,727	2,607,786
Propane purchased	418,482	—	1,849,751	—

Total cost of sales	6,716,115	10,783,971	26,779,694	36,900,286

GROSS MARGIN	7,789,431	7,889,017	21,497,973	21,924,111

OPERATING EXPENSES
Distribution, general, and administrative	5,236,512	4,629,976	10,449,432	9,287,296
Maintenance	316,722	271,965	612,957	557,192
Depreciation and amortization	1,304,472	1,068,470	2,547,816	2,103,547
Accretion	39,554	34,803	77,634	69,413
Taxes other than income	880,306	892,981	1,817,796	1,746,946

Total operating expenses	7,777,566	6,898,195	15,505,635	13,764,394

OPERATING INCOME	11,865	990,822	5,992,338	8,159,717

LOSS FROM UNCONSOLIDATED AFFILIATE	(2,214)	(20,194)	(4,955)	(83,151)
OTHER INCOME (EXPENSE), net	231,624	178,029	350,896	333,444
ACQUISITION EXPENSE	(425,151)	(15,798)	(616,476)	(55,533)
STOCK SALE EXPENSE	(255,279)	(46,123)	(255,279)	(46,123)
INTEREST EXPENSE	(625,797)	(492,674)	(1,289,866)	(905,853)

INCOME (LOSS) BEFORE INCOME TAXES	(1,064,952)	594,062	4,176,658	7,402,501

INCOME TAX BENEFIT (EXPENSE)	340,762	(233,724)	(1,618,001)	(2,767,409)

NET INCOME (LOSS)	(724,190)	360,338	2,558,657	4,635,092

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities, net of tax	(15,477)	855	(6,331)	19,621

COMPREHENSIVE INCOME (LOSS)	$(739,667)	$361,193	$2,552,326	$4,654,713

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(0.09)	$0.04	$0.31	$0.57

WEIGHTED AVERAGE DIVIDENDS DECLARED PER COMMON SHARE	$0.135	$0.135	$0.270	$0.270

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	8,155,867	8,151,359	8,155,300	8,150,802

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	8,155,867	8,159,825	8,162,686	8,158,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

				Accumulated
			Capital In	Other
	Common	Common	Excess Of	Comprehensive	Retained
	Shares	Stock	Par Value	Income	Earnings	Total
BALANCE AT DECEMBER 31, 2010	8,149,801	$1,222,470	$41,910,067	$46,590	$30,522,375	$73,701,502
Net income	—	—	—	—	4,635,092	4,635,092
Net unrealized gain on available for sale securities	—	—	—	19,621	—	19,621
Stock issued for services	2,250	338	25,012	—	—	25,350
Stock option expense	—	—	9,593	—	—	9,593
Dividends declared	—	—	—	—	(2,200,803)	(2,200,803)

BALANCE AT JUNE 30, 2011	8,152,051	$1,222,808	$41,944,672	$66,211	$32,956,664	$76,190,355

BALANCE AT DECEMBER 31, 2011	8,154,301	$1,223,145	$41,978,799	$80,405	$31,489,678	$74,772,027

Net income	—	—	—	—	2,558,657	2,558,657
Net unrealized loss on available for sale securities	—	—	—	(6,331)	—	(6,331)
Stock issued for services	2,250	338	24,578	—	—	24,916
Stock option expense	—	—	4,702	—	—	4,702
Dividends declared	—	—	—	—	(2,201,974)	(2,201,974)

BALANCE AT JUNE 30, 2012	8,156,551	$1,223,483	$42,008,079	$74,074	$31,846,361	$75,151,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,558,657	$4,635,092
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,547,816	2,103,547
Accretion	77,634	69,413
Amortization of debt issuance costs	139,388	68,667
Stock based compensation	29,618	34,943
Loss on sale of assets	2,184	39,685
Loss from unconsolidated affiliate	4,955	83,151
Investment tax credit	(10,531)	(10,531)
Deferred income taxes	1,628,532	2,721,060
Changes in assets and liabilities
Accounts receivable, including related parties	4,441,447	5,128,578
Unbilled gas	3,166,003	4,401,975
Natural gas and propane inventory	3,785,744	2,041,931
Accounts payable, including related parties	(4,843,189)	(4,397,430)
Recoverable/refundable cost of gas purchases	(952,398)	2,026,951
Prepayments and other	344,667	513,230
Other assets	209,790	(847,241)
Other liabilities	(897,090)	(3,097,367)

Net cash provided by operating activities	12,233,227	15,515,654

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,766,629)	(10,279,331)
Proceeds from sale of fixed assets	29,302	19,900
Proceeds from related party note receivable	5,038	4,699
Cash acquired in acquisition	502	—
Purchase of Public Gas Company, Inc.	(1,551,478)	—
Restricted cash	—	(3,403,078)
Investment in unconsolidated affiliate	—	(303,600)
Acquisition deposit	(2,250,000)	—
Customer advances for construction	142,448	72,082
Contributions in aid of construction	47,402	7,735

Net cash used in investing activities	(12,343,415)	(13,881,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	7,012,377	11,200,000
Repayment on lines of credit	(11,510,000)	(17,509,999)
Proceeds from notes payable	—	18,334,000
Repayments of notes payable	(3,852)	(9,869,533)
Repayments of related party notes payable	—	(49,361)
Debt issuance costs	(474,723)	(483,488)
Restricted cash	(759,397)	(948,836)
Dividends paid	(2,201,918)	(2,200,702)

Net cash used in financing activities	(7,937,513)	(1,527,919)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,047,701)	106,142
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,504,845	13,026,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,457,144	$13,132,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,066,626	$822,174
Cash paid for income taxes	186,600	91,303

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable	$477,339	$496,384
Capitalized interest	3,641	3,444
Accrued dividends	367,000	366,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Nature of Business

Gas Natural Inc. is the parent company of Brainard, Energy West, GNSC, Great Plains, Independence, Lightning Pipeline and PGC. Brainard is a natural gas utility company with operations in Ohio. Energy West is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Wyoming as well as non-regulated operations in Maine, Montana and Wyoming. GNSC manages gas procurement, transportation, and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. Lightning Pipeline is the parent company of multiple entities that are regulated natural gas utility companies with operations in Ohio and Pennsylvania. Great Plains is the parent company of an entity that is a regulated natural gas utility company with operations in Ohio. Independence is a non-regulated subsidiary that delivers liquid propane, heating oil, and kerosene to customers in North Carolina and Virginia. On April 1, 2012, the Company acquired PGC, which is a regulated natural gas distribution company in Kentucky. The Company currently has five reporting segments:

• Natural Gas Operations	Annually distribute approximately 32 billion cubic feet of natural gas to approximately 70,000 customers through regulated utilities operating in Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming.

• Marketing and Production Operations	Annually market approximately 1.2 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through the subsidiary, EWR. EWR owns an average 51% gross working interest (an average 43% net revenue interest) in 160 natural gas producing wells and gas gathering assets in Glacier and Toole Counties in Montana.

• Pipeline Operations	The Shoshone interstate and Glacier gathering natural gas pipelines located in Montana and Wyoming are owned through the subsidiary, EWD. Certain natural gas producing wells owned by EWD are being managed and reported under the marketing and production operations.

• Propane Operations	The operations were acquired in August 2011 and delivers liquid propane, heating oil and kerosene to approximately 4,300 residential, commercial and agricultural customers in North Carolina and Virginia through the subsidiary, Independence.

• Corporate and Other	Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income and recognized gains from the sale of marketable securities.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Gas Natural Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to June 30, 2012 have been evaluated as to their potential impact to the financial statements through the date of issuance. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s bad debt expense for the three and six months ended June 30, 2012 was $29,902 and $187,885, respectively. Bad debt expense for the three and six months ended June 30, 2011 was $34,194 and $79,177, respectively.

Recoverable/Refundable Costs of Gas Purchases

The Company accounts for purchased gas costs in accordance with procedures authorized by the utility commissions in the states in which it operates. Purchased gas costs that are different from those provided for in present rates, and approved by the respective commission, are accumulated and recovered or credited through future rate changes. The gas cost recoveries are monitored closely by the regulatory commissions in all of the states in which the Company operates and are subject to periodic audits or other review processes.

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

During the year ended December 31, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The Staff of the PUCO recommended a finding that Brainard collected excess gas costs of approximately $104,000. The Company agreed that excess gas costs were collected, but only in the amount of approximately $48,000. An evidentiary hearing was convened on November 3, 2011, resumed on March 27, 2012 and concluded on April 12, 2012. Initial Briefs were submitted by the Company and the Staff of the PUCO on May 18, 2012 and Reply Briefs on June 6, 2012. On August 8, 2012 the PUCO issued its order requiring that Brainard refund approximately $104,000 with interest over twelve months. The Company is reviewing the Opinion and and Order and is considering potential responses.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as assets and are amortized as interest expense over the term of the related debt. Amortization expense was $62,366 and $139,388 for the three and six months ended June 30, 2012, respectively. Amortization expense was $57,621 and $68,667 for the three and six months ended June 30, 2011, respectively. The Company has incurred $474,723 during 2012 related to the current bank refinancing opportunities and has included them as debt issuance costs at June 30, 2012. These costs are not being amortized as the financing opportunities are pending final approval by the various public service commissions.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred or acquired. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying balance sheets. The Company amortizes the amount added to property, plant, and equipment, net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of June 30, 2012 and December 31, 2011, the Company has recorded a net asset of $192,016 and $227,216, and a related liability of $1,766,715 and $1,689,081, respectively.

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

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The schedule below is a reconciliation of the Company’s liability for the six months ended June 30:

	2012	2011
Balance, beginning of period	$1,689,081	$1,546,867
Accretion expense	77,634	69,413

Balance, end of period	$1,766,715	$1,616,280

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which for the Company is primarily comprised of unrealized holding gains or losses on available-for-sale securities that are excluded from the statement of income and comprehensive income in computing net income (loss) and reported separately in shareholders’ equity.

Other comprehensive income (loss) for the three and six months ended June 30, 2012 is reported net of tax of ($9,273) and ($3,794), respectively. Other comprehensive income for the three and six months ended June 30, 2011 is reported net of tax of $518 and $11,667, respectively.

Earnings Per Share

Earnings per common share is computed by both the basic method, which uses the weighted average number of common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and other dilutive securities, as calculated using the treasury stock method.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(724,190)	$360,338	$2,558,657	$4,635,092

Denominator:
Basic weighted average common shares outstanding	8,155,867	8,151,359	8,155,300	8,150,802
Dilutive effect of stock options	—	8,466	7,386	8,153

Diluted weighted average common shares outstanding	8,155,867	8,159,825	8,162,686	8,158,955

The Company excludes outstanding stock options with exercise prices that are greater than the average market price from the calculation of diluted earnings per share because their effect would be anti-dilutive. The Company reported a net loss from continuing operations for the three months ended June 30, 2012 and therefore, the 35,000 stock options outstanding are anti-dilutive. There were no stock options that were anti-dilutive for the three months ended June 30, 2011. There were no stock options that were anti-dilutive for the six months ended June 30, 2012 and 2011, respectively.

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

ASU No. 2011-05, “Presentation of Comprehensive Income”

In June 2011, the FASB issued ASU 2011-05, which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of income and comprehensive income or in two separate but consecutive statements. This ASU changed the presentation of other comprehensive income in the accompanying financial statements. However, this ASU did not change the calculation of the other comprehensive income. The adoption of this guidance did not have a material impact on the accompanying financial statements.

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

Spelman has reconditioned a portion of the Ohio pipeline, has been authorized by the PUCO to operate as an intrastate pipeline, and expects to initiate transportation service pursuant to its tariff in September 2012.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future plans include extending the lines to participate in the transportation of Utica and Marcellus Shale production. The Company does not currently have definitive plans for the Kentucky assets.

Acquisition of Independence Oil & LP Gas, Inc.

On August 1, 2011 the Company purchased certain assets and assumed certain liabilities of Independence Oil & LP Gas, Inc. for the original price of $1.6 million, of which $200,000 was held back for 90 days. Independence Oil & LP Gas, Inc. delivered liquid propane, heating oil, and kerosene to approximately 4,500 customers from its facilities in West Jefferson, North Carolina and Independence, Virginia. The Company created a new subsidiary named Independence Oil, LLC and is continuing to service the current customers with the intention to expand to other customers in each of the regions. The costs related to the transaction were $13,526 and were expensed during the year ended December 31, 2011.

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

Acquisition of Public Gas Company, Inc.

On April 1, 2012 the Company purchased 100% of the stock of PGC from Kentucky Energy Development, LLC for the original price of $1.6 million, of which $48,522 was held back and a portion is to be settled up 45 days from closing and the remainder is to be settled up 180 days from closing. PGC is a regulated natural gas distribution company serving approximately 1,600 customers in the State of Kentucky in the counties of Breathitt, Jackson, Johnson, Lawrence, Lee, Magoffin, Morgan and Wolf. The costs related to the transaction were $51,187 and were expensed during the three and six months ended June 30, 2012. The Company completed the transaction as it provided the opportunity to expand its presence into Kentucky.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, and property, plant and equipment) and liabilities assumed (accounts payable) at fair value as of the acquisition date. The cash, accounts receivable and accounts payable were deemed to be recorded at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be historical book value which is the rate base as PGC is a regulated natural gas distribution company and is required to report to the KPSC. The Company also recorded deferred taxes based on the timing difference related to depreciation. As a result of the purchase, $142,971 was allocated to goodwill, is reported in the natural gas operations segment and is unchanged since the acquisition. The Company expects none of the goodwill to be deductible for tax purposes.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the assets acquired and liabilities assumed is reflected in the following table at the date of acquisition.

Current assets	$69,634
Property and equipment	1,577,593
Goodwill	142,971

Total assets acquired	1,790,198

Current liabilities	103,828
Long-term liabilities	134,892

Total liabilities assumed	238,720

Net assets acquired	$1,551,478

The asset purchase agreement included a settlement date 45 days after the acquisition date. As a result of this settlement, the Company owed $105 of the $48,522 that was held back at the acquisition date to the seller. Both parties agreed the $105 will be included with the settlement 180 days after the acquisition date.

Acquisition of Loring Pipeline lease and related property

On April 17, 2012, the Company entered into an agreement with United States Power Fund, L.P. (“USPF”) to place a bid at a public auction on certain assets that were being foreclosed upon by USPF (the “Agreement”). Those assets included various parcels of land as well as a leasehold interest in a pipeline corridor easement running from Searsport to Limestone, Maine. The assets were owned by Loring BioEnergy, LLC (“LBE”) and were being foreclosed upon by USPF due to LBE’s default on a loan that it had obtained from USPF. On June 4, 2012 the Company attended the public foreclosure auction and was the successful bidder with a bid of $4,500,000. The acquisition was set to close 30 days after the public auction but the Company is still in negotiations regarding the leasehold interest and therefore the transaction has not yet closed. The Agreement provides that $2,250,000 of the purchase price will be issued in shares of the Company’s common stock or cash and the balance of the purchase price in the amount of $2,250,000 will be in the form of cash at closing. As of June 30, 2012, the Company has deposited $2,250,000 in escrow, has recorded $2,250,000 as a current liability and $4,500,000 as a non-current other asset on the accompanying condensed consolidated balance sheet.

Note 3 – Marketable Securities

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities in the accompanying balance sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary, are in the accompanying statements of income. The Company did not hold any held-to-maturity or trading securities as of June 30, 2012 or December 31, 2011.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of available-for-sale securities at:

	June 30, 2012
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$238,504	$119,246	$357,750

	December 31, 2011
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$238,504	$129,371	$367,875

Unrealized gains on available-for-sale securities of $74,074 and $80,405, respectively (net of $45,172 and $48,966 in taxes) was included in accumulated other comprehensive income in the accompanying balance sheets at June 30, 2012 and December 31, 2011, respectively.

The Company did not sell any available-for-sale securities during the three and six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company did not hold any securities in an unrealized loss position.

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

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of:

	June 30, 2012
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$357,750	—	—	$357,750

	December 31, 2011
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$367,875	—	—	$367,875

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Credit Facilities and Long-Term Debt

Bank of America

At June 30, 2012, Energy West had an unsecured $30 million revolving credit facility with the Bank of America. On November 2, 2011, the Company exercised the $10 million accordion feature on the revolving credit facility with Bank of America to increase the capacity from $20 million to $30 million. The expanded credit facility changes the annual commitment fee from 0.20% to a range of 0.25% to 0.45% of the unused portion of the facility. The interest on amounts outstanding changed from the monthly London Interbank Offered Rate (“LIBOR”) plus 120 to 145 basis points for interest periods selected by Energy West (the “Bank of America Credit Facility”) to the monthly LIBOR plus 175 to 225 basis points. The other terms of the agreement remain the same, including the expiration of the facility on June 29, 2012. On June 1, 2012, an agreement was executed to extend the expiration of the facility until August 24, 2012.

For the three months ended June 30, 2012 and 2011, the weighted average interest rate on the facility was 3.26% and 1.76%, respectively, resulting in $105,461 and $45,005 of interest expense, respectively. For the six months ended June 30, 2012 and 2011, the weighted average interest rate on the facility was 3.28% and 1.71%, respectively, resulting in $231,133 and $101,209 of interest expense, respectively. The balance on the revolving credit facility was $18,261,000 and $23,160,000 at June 30, 2012 and December 31, 2011, respectively. The $18.3 million of borrowings as of June 30, 2012, leaves the remaining borrowing capacity on the line of credit at $11.7 million.

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

Interest expense was $200,200 and $400,400 for the three and six months ended June 30, 2012 and 2011, respectively.

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

The Ohio subsidiaries had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three and six months ended June 30, 2011, the weighted average interest rate on the term loans was 5.00%, resulting in $38,117 and $156,022 of interest expense, respectively. The term loans were paid off on May 3, 2011.

SunLife Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together the “Issuers”), issued $15.3 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with SunLife. Approximately $615,000 was incurred related to the debt issuance which was capitalized and is being amortized over the life of the notes.

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

For the year ended December 31, 2011, the Company breached a financial covenant under the Fixed Rate Note and Floating Rate Note when the Obligors made restricted payments in the form of dividends to the holding company in excess of the amounts permissible. In addition, the Company did not timely notify Sun Life of certain newly-formed subsidiaries which were required to be obligors under the Fixed Rate Note and Floating Rate Note. The failure to timely notify Sun Life constituted a breach of the Fixed Rate Note and Floating Rate Note. The Company requested that Sun Life waive these breaches and amend the financial covenants.

Sun Life required debt service reserve accounts to be created for $950,000 to cover approximately one year of interest payments. The Company is not able to use these funds in the debt service reserve accounts for operational cash purposes.

Payments for both notes prior to maturity are interest-only.

For the three and six months ended June 30, 2012, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 and $412,485 of interest expense, respectively. For the three and six months ended June 30, 2011, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $137,495 of interest expense.

For the three and six months ended June 30, 2012, the weighted average interest rate on the Floating Rate Note was 4.35% and 4.36% resulting in $32,625 and $65,350 of interest expense, respectively. The Floating Rate Note pays interest quarterly and the first payment was not due until August 2011 and therefore no interest expense was incurred during the three and six months ended June 30, 2011.

On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note. Pursuant to the amendments, Sun Life waived its rights and remedies of the breaches of the covenants described above.

The amendments also provide that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the obligors to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of the obligors for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. Currently, the Company does not expect the obligors to be able to pay a dividend to holding company until the first quarter of 2013. The inability of the obligors to pay a dividend to the holding company may impact the Company’s ability to pay a dividend to shareholders. In addition, the Company agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing. After discussion with Sun Life, the parties agreed to change the letter of credit requirement to depositing cash into a reserve account whereas Sun Life is the beneficiary. The terms allow the Company to withdraw that money if a letter of credit is received to replace the restricted cash.

The Fixed Rate Note and Floating Rate Note require, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense, determined in accordance with GAAP. The interest coverage ratio is measured with respect to the Obligors on a consolidated basis and also with respect to the Company and all of its subsidiaries, on a consolidated basis. The notes also require that the Company does not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for the Obligors, and again on a consolidated basis with respect to the Company and all of its subsidiaries.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. For the three and six months ended June 30, 2012, the weighted average interest rate on the facility was 4.50%, resulting in $3,674 and $3,682 of interest expense, respectively. The balance on the facility was $401,000 at June 30, 2012. The $401,000 of borrowings as of June 30, 2012, leaves the remaining borrowing capacity on the line of credit at $99,000.

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

The Company believes it is in compliance with the financial covenants under its debt agreements or has received waivers for any defaults.

The following table shows the future minimum payments on the credit facilities and long-term debt for the years ended June 30:

2013	$8,269
2014	3,006,487
2015	—
2016	—
2017	28,334,000
Thereafter	—

Total	$31,348,756

Note 6 – Stockholders’ Equity

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) provides for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of June 30, 2012 and December 31, 2011, there were 35,000 and 39,500 options outstanding, respectively. The maximum number of shares available for future grants under this plan is 58,000 shares. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the stock option plans as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2010	39,500	$8.52
Granted	—	$—
Exercised	—	$—
Expired	(4,500)	$9.93

Outstanding June 30, 2011	35,000	$8.66	$62,038

Exerciseable June 30, 2011	18,750	$8.24	$101,050

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2011	35,000	$8.66
Granted	—	$—
Exercised	—	$—
Expired	—	$—

Outstanding June 30, 2012	35,000	$8.66	$50,300

Exerciseable June 30, 2012	27,500	$8.38	$47,425

As of June 30, 2012 and December 31, 2011, there was $7,935 and $12,637 of total unrecognized compensation cost related to stock-based compensation, respectively. That cost is expected to be recognized over a period of three years.

The following information applies to options outstanding at June 30, 2012:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
12/1/2008	$7.10	10,000	$7.10	6.42	10,000	$7.10
6/3/2009	$8.44	5,000	$8.44	1.92	5,000	$8.44
12/1/2009	$8.85	10,000	$8.85	7.42	7,500	$8.85
12/1/2010	$10.15	10,000	$10.15	8.42	5,000	$10.15

		35,000			27,500

During the three and six months ended June 30, 2012, the Company recorded $2,351 and $4,702, respectively ($1,458 and $2,916, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005. During the three and six months ended June 30, 2011, the Company recorded $5,677 and $9,593, respectively ($3,548 and $6,003, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three and six months ended June 30, 2012, was $115,090 and $236,760, respectively. The expense related to the 401k Plan for the three and six months ended June 30, 2011, was $100,109 and $211,442, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. The Company contributed shares of common stock valued at $11,598 and $20,783 for the three and six months ended June 30, 2012, respectively. The Company contributed shares of common stock valued at $11,249 and $23,205 for the three and six months ended June 30, 2011, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. The Company made no contributions for the three months ended June 30, 2012 and 2011.

The Company has sponsored a defined benefit postretirement health plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of June 30, 2012 and December 31, 2011, the value of plan assets was $173,478 and $182,931, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

Note 8 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$(362,084)	$201,981	$1,420,063	$2,516,851
State income tax, net of federal tax expense	14,225	20,905	197,938	260,487
Amortization of deferred investment tax credits	(5,266)	(5,266)	(10,531)	(10,532)
Other	12,363	16,104	10,531	603

Total income tax expense (benefit)	$(340,762)	$233,724	$1,618,001	$2,767,409

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax positions were accrued at June 30, 2012 and December 31, 2011.

The tax years after 2007 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

Note 9 – Related Party Transactions

The Company is party to certain agreements and transactions with Mr. Osborne, or companies owned or controlled by Mr. Osborne.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The Company had two notes payable to Mr. Osborne. The first note was payable on demand and bore interest at a rate equal to the prime rate as published by Key Bank. On December 1, 2010, the Company repaid the first note in full, including all interest accrued to date. The second note had a maturity date of January 3, 2014 and bore interest at 6.0% annually. On May 3, 2011, the Company repaid the second note in full, including all interest accrued to date, using the SunLife proceeds. Interest expense incurred related to both loans was $132 and $529 for the three and six months ended June 30, 2011, respectively.

Note Receivable

The Company has a note receivable from John D. Oil and Gas Marketing, a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to John D. Oil and Gas Marketing to finance the acquisition of a gas pipeline. The balance due from John D. Oil and Gas Marketing was $40,626 and $45,664 (of which, $10,620 and $10,256 is due within one year) as of June 30, 2012 and December 31, 2011, respectively. The Company has a corresponding agreement to lease the pipeline from John D. Oil and Gas Marketing through December 31, 2016. Lease expense resulting from this agreement was $3,300 and $6,600 for the three and six months ended June 30, 2012, respectively, which is included in the Natural Gas Purchased column below. Lease expense resulting from this agreement was $3,300 and $6,600 for the three and six months ended June 30, 2011 which is included in the Natural Gas Purchased column below. There was no balance due at June 30, 2012 or December 31, 2011 to John D. Oil and Gas Marketing related to these lease payments.

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at June 30, 2012 and December 31, 2011, respectively:

	Accounts Receivable		Accounts Payable
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
John D. Oil and Gas Marketing	$4,376	$3,282	$37,190	$126,051
Cobra Pipeline	19,902	448	6,374	1,312
Orwell Trumbell Pipeline	130,910	128,012	19,658	1,043
Great Plains Exploration	141,129	133,928	(2,543)	9
Big Oats Pipeline Supply	920	432	27,000	53,348
Kykuit Resources	98,037	98,037	—	—
Sleepy Hollow	143,723	138,611	—	—
Other	20,695	16,334	102	10,000

Total	$559,692	$519,084	$87,781	$191,763

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended June 30, 2012:

	Three Months Ended June 30, 2012
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales
John D. Oil and Gas Marketing	$402,461	$—	$2,132	$—	$3,282
Cobra Pipeline	81,159	—	491	—	19,454
Orwell Trumbell Pipeline	86,191	—	19,429	219	2,747
Great Plains Exploration	57,112	—	—	835	2,117
Big Oats Pipeline Supply	—	307,980	34,631	178	6,765
Sleepy Hollow	—	—	—	—	1,326
Other	226,567	—	40,581	4,339	—

Total	$853,490	$307,980	$97,264	$5,571	$35,691

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

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales
John D. Oil and Gas Marketing	$1,409,395	$9,870	$2,132	$—	$6,564
Cobra Pipeline	282,518	890	491	—	19,454
Orwell Trumbell Pipeline	297,656	—	19,429	934	2,898
Great Plains Exploration	254,036	—	—	4,886	7,370
Big Oats Pipeline Supply	—	471,463	125,031	1,425	6,765
Sleepy Hollow	—	—	—	—	5,113
Other	600,569	—	81,352	22,454	671

Total	$2,844,174	$482,223	$228,435	$29,699	$48,835

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

The Company also accrued a liability of $258,862 and $635,192, respectively, due to companies controlled by Mr. Osborne for natural gas used through June 30, 2012 and December 31, 2011 that is not yet invoiced. The related expense is included in the gas purchased line item in the accompanying statements of income and comprehensive income. These amounts will be trued up to the actual invoices when received in future periods.

In connection with the common shares of stock sold by Mr. Osborne, the Company incurred expenses of $255,279 during the three and six months ended June 30, 2012. The Company incurred expenses of $46,123 during the three and six months ended June 30, 2011. These expenses are recorded in the accompanying income statement as stock sale expense.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Segments of Operations

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline, propane, and corporate and other operations. The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production business, propane business and from the federally regulated pipeline business. The Company has regulated utility businesses in the states of Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming and these businesses are aggregated together to form the natural gas operations. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment:

Three Months Ended June 30, 2012

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$12,880,690	$2,151,601	$102,093	$561,552	$—	$15,695,936
Intersegment eliminations	(79,143)	(1,111,247)	—	—	—	(1,190,390)

Total operating revenue	12,801,547	1,040,354	102,093	561,552	—	14,505,546

COST OF SALES	5,526,465	1,961,558	—	418,482	—	7,906,505
Intersegment eliminations	(79,143)	(1,111,247)	—	—	—	(1,190,390)

Total cost of sales	5,447,322	850,311	—	418,482	—	6,716,115

GROSS MARGIN	$7,354,225	$190,043	$102,093	$143,070	$—	$7,789,431

OPERATING EXPENSES	6,991,710	220,317	61,882	431,539	72,118	7,777,566

OPERATING INCOME (LOSS)	$362,515	$(30,274)	$40,211	$(288,469)	$(72,118)	$11,865

NET INCOME (LOSS)	$(40,947)	$(35,575)	$23,035	$(156,236)	$(514,467)	$(724,190)

Three Months Ended June 30, 2011

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$17,992,076	$3,209,966	$102,061	$—	$—	$21,304,103
Intersegment eliminations	(896,814)	(1,734,301)	—	—	—	(2,631,115)

Total operating revenue	17,095,262	1,475,665	102,061	—	—	18,672,988

COST OF SALES	10,472,406	2,942,680	—	—	—	13,415,086
Intersegment eliminations	(896,814)	(1,734,301)	—	—	—	(2,631,115)

Total cost of sales	9,575,592	1,208,379	—	—	—	10,783,971

GROSS MARGIN	$7,519,670	$267,286	$102,061	$—	$—	$7,889,017

OPERATING EXPENSES	6,617,487	187,659	53,665	—	39,384	6,898,195

OPERATING INCOME (LOSS)	$902,183	$79,627	$48,396	$—	$(39,384)	$990,822

NET INCOME (LOSS)	$359,742	$23,625	$27,752	$—	$(50,781)	$360,338

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$42,813,840	$5,777,390	$209,877	$2,470,710	$—	$51,271,817
Intersegment eliminations	(164,208)	(2,829,942)	—	—	—	(2,994,150)

Total operating revenue	42,649,632	2,947,448	209,877	2,470,710	—	48,277,667

COST OF SALES	22,848,424	5,075,669	—	1,849,751	—	29,773,844
Intersegment eliminations	(164,208)	(2,829,942)	—	—	—	(2,994,150)

Total cost of sales	22,684,216	2,245,727	—	1,849,751	—	26,779,694

GROSS MARGIN	$19,965,416	$701,721	$209,877	$620,959	$—	$21,497,973

OPERATING EXPENSES	13,720,982	551,402	100,388	997,952	134,911	15,505,635

OPERATING INCOME (LOSS)	$6,244,434	$150,319	$109,489	$(376,993)	$(134,911)	$5,992,338

NET INCOME (LOSS)	$3,311,587	$59,740	$61,258	$(251,077)	$(622,851)	$2,558,657

As of June 30, 2012
Goodwill	$14,750,924	$—	$—	$—	$—	$14,750,924
Investment in unconsolidated affiliate	$—	$325,396	$—	$—	$—	$325,396
Total assets	$140,533,525	$6,266,724	$842,812	$2,829,273	$63,070,043	$213,542,377
Intersegment eliminations	(49,820,232)	(742,487)	(7,492)	(2,314,755)	(11,069,268)	(63,954,234)

Total assets	$90,713,293	$5,524,237	$835,320	$514,518	$52,000,775	$149,588,143

Six Months Ended June 30, 2011

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$56,301,969	$7,550,218	$208,385	$—	$—	$64,060,572
Intersegment eliminations	(987,124)	(4,249,051)	—	—	—	(5,236,175)

Total operating revenue	55,314,845	3,301,167	208,385	—	—	58,824,397

COST OF SALES	35,279,624	6,856,837	—	—	—	42,136,461
Intersegment eliminations	(987,124)	(4,249,051)	—	—	—	(5,236,175)

Total cost of sales	34,292,500	2,607,786	—	—	—	36,900,286

GROSS MARGIN	$21,022,345	$693,381	$208,385	$—	$—	$21,924,111

OPERATING EXPENSES	13,233,295	387,156	95,989	—	47,954	13,764,394

OPERATING INCOME (LOSS)	$7,789,050	$306,225	$112,396	$—	$(47,954)	$8,159,717

NET INCOME (LOSS)	$4,618,867	$109,407	$64,554	$—	$(157,736)	$4,635,092

As of June 30, 2011
Goodwill	$14,607,952	$—	$—	$—	$—	$14,607,952
Investment in unconsolidated affiliate	$—	$860,665	$—	$—	$—	$860,665
Total assets	$129,347,991	$5,278,371	$849,911	$—	$55,582,507	$191,058,780
Intersegment eliminations	(42,320,659)	(1,267,242)	(18,130)	—	(9,697,125)	(53,303,156)

Total assets	$87,027,332	$4,011,129	$831,781	$—	$45,885,382	$137,755,624

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

On June 20, 2012, the Company was named as a defendant in a lawsuit captioned RBS Citizens N.A., dba Charter One v. Richard M. Osborne, Gas Natural Inc. (f/k/a Energy, Inc.) and the Richard M. Osborne Trust, Case No. CV-12-784656, which was filed in the Cuyahoga County Court of Common Pleas in Ohio. In an effort to collect on judgments obtained against Richard M. Osborne, Chairman and Chief Executive Officer, the complaint seeks (1) an order requiring the Company to pay over to RBS Citizens any distributions due to Mr. Osborne by virtue of his ownership in Gas Natural as well as any proceeds payable to him as part of the previously announced proposed acquisition of John D. Oil and Gas Marketing Company, LLC (“JDOGM”), (2) the imposition of a constructive trust on dividends or assets that Mr. Osborne might receive as part of the acquisition of JDOGM and (3) an injunction preventing the acquisition of JDOGM. The Company’s response to the complaint is due by August 29, 2012.

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

At June 30, 2012 and December 31, 2011, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”

Note 13 – Subsequent Events

The Company declared a dividend of $0.045 per share on June 28, 2012 that is payable to shareholders of record as of July 13, 2012. There were 8,156,551 shares outstanding on July 13, 2012 resulting in a total dividend of $367,045 which was paid to shareholders on July 31, 2012.

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

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 70,000 customers. Our natural gas utility subsidiaries are Bangor Gas Company (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West, Incorporated (Montana and Wyoming), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas, gas pipeline transmission and gathering and propane operations. Approximately 88% of our revenues in the three and six months ended June 30, 2012 were derived from our natural gas utility operations.

The following summarizes the critical events that impacted our results of operations during the three and six months ended June 30, 2012:

•	Warm weather in our weather sensitive service territories caused gross margin and net income from natural gas operations to decrease as compared to the comparable periods for the prior year.

•	Our recently acquired propane operations returned a net loss for the current quarter and six month period.

•

Our interest expense increased primarily as the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing in 2011 and therefore a lower amount of debt was outstanding. In addition, the average balance on our Bank of America line of credit was higher during the current period.

•	We had increased costs related to completed and potential acquisitions in our corporate and other segment.

Our historical financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations and Corporate and Other. In addition, the financial statements now reflect a new segment for Propane Operations as a result of the new subsidiary, Independence Oil, LLC, in connection with the 2011 acquisition.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2011. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Net Income (Loss) — Net loss for the three months ended June 30, 2012 was $724,000, or $0.09 per diluted share, compared to a net income of $360,000, or $0.04 per diluted share for the three months ended June 30, 2011, a decrease of $1,084,000. Net income from our natural gas operations decreased by $401,000, due primarily to warm weather in our weather sensitive service territories. Net income from our gas marketing and production operations decreased by $60,000 to a loss of $36,000. Net income from our pipeline operations decreased by $4,000. Our recently acquired propane operations returned a net loss of $156,000. Net loss from our corporate and other segment increased by $463,000 to a loss of $514,000.

Revenues — Revenues decreased by $4,167,000 to $14,506,000 for the three months ended June 30, 2012 compared to $18,673,000 for the same period in 2011. The decrease was primarily attributable to a natural gas revenue decrease of $4,294,000 due to warm weather in all of our weather sensitive service territories, a decrease of $436,000 in the revenue from our marketing and production operation due to lower prices received for volumes sold and produced, offset by revenue from our recently acquired propane operations segment of $561,000.

Gross Margin — Gross margin decreased by $100,000 to $7,789,000 for the three months ended June 30, 2012 compared to $7,889,000 for the same period in 2011. Our natural gas operation’s margins decreased $165,000, due to the warm weather and offset somewhat by increased margin from customer growth in our Maine and North Carolina markets. Gross margin from our marketing and production operations decreased $78,000. Our propane operations returned gross margin of $143,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $880,000 to $7,778,000 for the three months ended June 30, 2012 compared to $6,898,000 for the same period in 2011. The propane operations segment accounted for $432,000 of the increase and the newly acquired PGC accounted for $107,000 of the increase. Increases in depreciation due to increased capital expenditures in the natural gas segment totaled $140,000. The remainder is primarily the result of increases in costs for professional services.

Other Income (Expense), net — Other income (expense) increased by $54,000 to $232,000 for the three months ended June 30, 2012 compared to $178,000 for the same period in 2011. The increase is a result of our natural gas operations increased income by $163,000 due to additional service sales, our propane operations contributed other income of $50,000, offset by our corporate and other operations increased expenses by $150,000.

Acquisition Expense — Acquisition expense increased by $409,000 to $425,000 for the three months ended June 30, 2012 compared to $16,000 for the same period in 2011. The increase is primarily the result of the cost related to various growth opportunities including $213,000 for potential expansion of natural gas into a new states and $140,000 related to the proposed acquisition of John D. Oil and Gas Marketing.

Stock Sale Expense — Stock sale expense increased by $209,000 to $255,000 for the three months ended June 30, 2012 compared to $46,000 for the same period in 2011. The increase is due to the expenses paid in connection with our CEO’s stock sale which was mainly completed during the three months ended June 30, 2012.

Interest Expense — Interest expense increased by $133,000 to $626,000 for the three months ended June 30, 2012 compared to $493,000 for the same period in 2011. The increase is primarily the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing and therefore a lower amount of debt was outstanding during the three months ended June 30, 2011. In addition, the balance on our Bank of America and Yadkin Valley Bank lines of credit averaged $16,788,000 and $270,000 during the three months ended June 30, 2012, compared to $9,910,000 and $0 during the 2011 period, causing additional interest expense.

Income Tax Benefit (Expense) — Income tax benefit (expense) decreased by $575,000 to a benefit of $341,000 for the three months ended June 30, 2012 compared to an expense of $234,000 for the same period in 2011. The decrease is primarily due to the reduction in pre-tax income.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Net Income — Net income for the six months ended June 30, 2012 was $2,559,000, or $0.31 per diluted share, compared to a net income of $4,635,000, or $0.57 per diluted share for the six months ended June 30, 2011, a decrease of $2,076,000. Net income from our natural gas operations decreased by $1,307,000, due primarily to warm weather in our weather sensitive service territories. Net income from our gas marketing and production operations decreased by $49,000. Net income from our pipeline operations decreased by $4,000. Our propane operations incurred a net loss of $251,000. Net loss from our corporate and other segment increased by $465,000 to a loss of $623,000.

Revenues — Revenues decreased by $10,546,000 to $48,278,000 for the six months ended June 30, 2012 compared to $58,824,000 for the same period in 2011. The decrease was primarily attributable to a natural gas revenue decrease of $12,666,000 due to warm weather in all of our weather sensitive service territories, a decrease of $354,000 in the revenue from our marketing and production operation due to lower prices received for volumes sold and produced, offset by revenue from our recently acquired propane operations segment of $2,471,000.

Gross Margin — Gross margin decreased by $426,000 to $21,498,000 for the six months ended June 30, 2012 compared to $21,924,000 for the same period in 2011. Our natural gas operation’s margins decreased $1,057,000, due to the warm weather and offset somewhat by increased margin from customer growth in our Maine and North Carolina markets. Gross margin from our propane operations returned gross margin of $621,000 and our marketing and production operations increased $9,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $1,742,000 to $15,506,000 for the six months ended June 30, 2012 compared to $13,764,000 for the same period in 2011. The propane operations segment contributed $998,000 of the increase and the newly acquired PGC accounted for $107,000 of the increase. Increases in depreciation due to increased capital expenditures in the natural gas segment totaled $283,000. The remainder is primarily the result of increases in costs for professional services.

Other Income (Expense), net — Other income (expense) increased by $18,000 to $351,000 for the six months ended June 30, 2012 compared to $333,000 for the same period in 2011. The increase is a result of our natural gas operations increased income by $81,000 due to increased service sales, our marketing and production operations decreasing expenses by $80,000, offset by our propane operations contributed other expense of $22,000 and our corporate and other operations increased expenses by $131,000.

Acquisition Expense — Acquisition expense increased by $560,000 to $616,000 for the three months ended June 30, 2012 compared to $56,000 for the same period in 2011. The increase is primarily the result of the cost related to various growth opportunities including $243,000 for potential expansion of natural gas into a new states and $250,000 related to the proposed acquisition of John D. Oil and Gas Marketing.

Stock Sale Expense — Stock sale expense increased by $209,000 to $255,000 for the three months ended June 30, 2012 compared to $46,000 for the same period in 2011. The increase is due to the expenses paid in connection with our CEO’s stock sale which was mainly completed during the three months ended June 30, 2012

Interest Expense — Interest expense increased by $384,000 to $1,290,000 for the six months ended June 30, 2012 compared to $906,000 for the same period in 2011. The increase is primarily the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing and therefore a lower amount of average debt was outstanding during the six months ended June 30, 2011. In addition, the balance on our Bank of America and Yadkin Valley Bank lines of credit averaged $18,372,000 and $135,000 during the six months ended June 30, 2012, compared to $11,879,000 and $0 during the 2011 period, causing additional interest expense.

Income Tax Expense — Income tax expense decreased by $1,149,000 to $1,618,000 for the six months ended June 30, 2012 compared to $2,767,000 for the same period in 2011. The decrease is primarily due to the reduction in pre-tax income.

Net Income (Loss) by Segment and Service Area

The components of net income (loss) for the three and six months ended June 30, 2012 and 2011 are:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Natural Gas Operations
Energy West Montana (MT)	$(22)	$283	$658	$1,147
Energy West Wyoming (WY)	(78)	(2)	160	313
Frontier Natural Gas (NC)	297	262	872	925
Bangor Gas (ME)	245	274	1,110	1,142
Ohio Companies (OH)	(450)	(457)	545	1,092
Public Gas Company (KY)	(33)	—	(33)	—

Total Natural Gas Operations	$(41)	$360	$3,312	$4,619
Marketing & Production Operations	(36)	24	60	109
Pipeline Operations	23	27	61	65
Propane Operations	(156)	—	(251)	—

	(210)	411	3,182	4,793
Corporate & Other	(514)	(51)	(623)	(158)

Consolidated Net Income (Loss)	$(724)	$360	$2,559	$4,635

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Natural Gas Operations
Operating revenues	$12,801	$17,095	$42,649	$55,315
Gas Purchased	5,447	9,576	22,684	34,293

Gross Margin	7,354	7,519	19,965	21,022
Operating expenses	6,992	6,617	13,721	13,233

Operating income	362	902	6,244	7,789
Other income	295	132	409	328

Income before interest and taxes	657	1,034	6,653	8,117
Interest expense	(593)	(467)	(1,230)	(854)

Income before income taxes	64	567	5,423	7,263
Income tax expense	(105)	(207)	(2,111)	(2,644)

Net Income (Loss)	$(41)	$360	$3,312	$4,619

Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Full Service Distribution Revenues
Residential	$4,786	$7,207	$18,534	$25,811
Commercial	5,389	7,250	17,966	23,311
Industrial	136	262	398	487
Other	47	43	70	79

Total full service distribution	10,358	14,762	36,968	49,688

Transportation	2,155	2,045	5,106	5,052
Bucksport	288	288	575	575

Total operating revenues	$12,801	$17,095	$42,649	$55,315

Utility Throughput

	Three Months Ended June 30,		Six Months Ended June 30,
(in million cubic feet (MMcf))	2012	2011	2012	2011
Full Service Distribution
Residential	567	737	2,377	2,899
Commercial	738	882	2,375	2,829
Industrial	31	44	84	84

Total full service	1,336	1,663	4,836	5,812

Transportation	2,380	1,883	5,332	4,568
Bucksport	3,253	2,988	6,914	6,789

Total Volumes	6,969	6,534	17,082	17,169

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

	Normal	Three Months Ended June 30,		Percent (Warmer) Colder 2012 Compared to

		2012	2011	Normal	2011
Great Falls, MT	1,212	1,090	1,498	(10.07%)	(27.24%)
Cody, WY	1,072	905	1,408	(15.58%)	(35.72%)
Bangor, ME	1,072	952	1,052	(11.19%)	(9.51%)
Elkin, NC	337	361	318	7.12%	13.52%
Youngstown, OH	825	669	711	(18.91%)	(5.91%)

		Six Months Ended June 30,		Percent (Warmer) Colder 2012 Compared to
	Normal	2012	2011	Normal	2011
Great Falls, MT	4,392	4,004	5,160	(8.83%)	(22.40%)
Cody, WY	4,102	3,643	4,685	(11.19%)	(22.24%)
Bangor, ME	4,807	4,225	4,860	(12.11%)	(13.07%)
Elkin, NC	2,454	1,977	2,414	(19.44%)	(18.10%)
Youngstown, OH	3,943	3,082	4,019	(21.84%)	(23.31%)

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenues and Gross Margin

Revenues decreased by $4,294,000 to $12,801,000 for the three months ended June 30, 2012 compared to $17,095,000 for the same period in 2011. This decrease is the result of the following factors:

1)	Revenue from our Montana and Wyoming markets decreased $3,099,000 on a volume decrease of 238 MMcf in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

2)	Revenue from our Maine and North Carolina markets increased by $229,000 on a volume increase from full service and transportation customers of 123 MMcf in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

3)	Revenues from our Ohio market decreased $1,525,000. Revenue to full service customers decreased $1,550,000 on a volume decrease of 150 MMcf in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

4)	The recently acquired PGC accounted for $101,000 of additional revenue.

Gas purchased decreased by $4,129,000 to $5,447,000 for the three months ended June 30, 2012 compared to $9,576,000 for the same period in 2011. The decrease is due primarily to the decrease in sales volumes. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $165,000 to $7,354,000 for the three months ended June 30, 2012 compared to $7,519,000 for the same period in 2011. Warmer weather in our weather sensitive markets in 2012, both compared to normal and compared to 2011, is the primary driver of the decrease in gross margin. The decrease is offset by increased gross margin due to customer growth in our Maine and North Carolina markets. Our Ohio market accounted for $261,000 of the decrease, and Montana and Wyoming for $427,000, offset by an increase in Maine and North Carolina of $471,000 and the gross margin from PGC of $52,000.

Earnings

The Natural Gas Operations segment’s loss for the three months ended June 30, 2012 was $41,000, or $0.005 per diluted share, compared to earnings of $360,000, or $0.044 per diluted share for the three months ended June 30, 2011.

Operating expenses increased by $375,000 to $6,992,000 for the three months ended June 30, 2012 compared to $6,617,000 for the same period in 2011. Depreciation increased by $140,000 due to increased capital expenditures and operating expenses from the newly acquired PGC accounted for $107,000 of additional expenses. The remainder is due to increases in distribution, general and administrative expenses, primarily professional services.

Other income increased by $163,000 to $295,000 for the three months ended June 30, 2012 compared to $132,000 for the same period in 2011. The increase is primarily due to increased service sales.

Interest expense increased by $126,000 to $593,000 for the three months ended June 30, 2012 compared to $467,000 for the same period in 2011. The increase is primarily the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing and therefore a lower amount of debt was outstanding during the three months ended June 30, 2011. In addition, the balance on our Bank of America and Yadkin Valley Bank lines of credit averaged $16,788,000 and $270,000 during the three months ended June 30, 2012, compared to $9,910,000 and $0 during the 2011 period, causing additional interest expense.

Income tax expense decreased by $102,000 to $105,000 for the three months ended June 30, 2012 compared to $207,000 for the same period in 2011. The decrease is primarily due to the reduction in pre-tax income.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Revenues and Gross Margin

Revenues decreased by $12,666,000 to $42,649,000 for the six months ended June 30, 2012 compared to $55,315,000 for the same period in 2011. This decrease is the result of the following factors:

1)	Revenue from our Montana and Wyoming markets decreased $6,368,000 on a volume decrease of 631 MMcf in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

2)	Revenue from our Maine and North Carolina markets increased by $261,000 on a volume increase from full service and transportation customers of 236 MMcf in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

3)	Revenues from our Ohio market decreased $6,660,000. Revenue to full service customers decreased $6,669,000 on a volume decrease of 483 MMcf in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

4)	The recently acquired PGC accounted for $101,000 of additional revenue.

Gas purchased decreased by $11,609,000 to $22,684,000 for the six months ended June 30, 2012 compared to $34,293,000 for the same period in 2011. The decrease is due primarily to the decrease in sales volumes. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $1,057,000 to $19,965,000 for the six months ended June 30, 2012 compared to $21,022,000 for the same period in 2011. Warmer weather in 2012, both compared to normal and compared to 2011, is the primary driver of the decrease in gross margin. The decrease is offset somewhat by increased gross margin due to customer growth in our Maine and North Carolina markets. Our Ohio market accounted for $1,033,000 of the decrease, and Montana and Wyoming for $856,000, offset by an increase in Maine and North Carolina of $780,000 and the gross margin from PGC of $52,000.

Earnings

The Natural Gas Operations segment’s income for the six months ended June 30, 2012 was $3,312,000, or $0.406 per diluted share, compared to $4,619,000, or $0.566 per diluted share for the six months ended June 30, 2011.

Operating expenses increased by $488,000 to $13,721,000 for the six months ended June 30, 2012 compared to $13,233,000 for the same period in 2011. Depreciation increased by $140,000 due to increased capital expenditures and operating expenses from the newly acquired PGC accounted for $107,000 of additional expenses. The remainder is due primarily to professional services increases in distribution, general and administrative expenses.

Other income increased by $81,000 to $409,000 for the six months ended June 30, 2012 compared to $328,000 for the same period in 2011. The increase is primarily due to increased service sales.

Interest expense increased by $376,000 to $1,230,000 for the six months ended June 30, 2012 compared to $854,000 for the same period in 2011. The increase is primarily the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing and therefore a lower amount of average debt was outstanding during the six months ended June 30, 2011. In addition, the balance on our Bank of America and Yadkin Valley Bank lines of credit averaged $18,372,000 and $135,000 during the six months ended June 30, 2012, compared to $11,879,000 and $0 during the 2011 period, causing additional interest expense.

Income tax expense decreased by $537,000 to $2,111,000 for the six months ended June 30, 2012 compared to $2,644,000 for the same period in 2011. The decrease is primarily due to the reduction in pre-tax income.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Marketing and Production Operations
Operating revenues	$1,040	$1,476	$2,947	$3,301
Gas Purchased	850	1,208	2,245	2,608

Gross Margin	190	268	702	693
Operating expenses	220	188	552	387

Operating income (loss)	(30)	80	150	306
Other expense	(2)	(20)	(3)	(83)

Income (loss) before interest and taxes	(32)	60	147	223
Interest expense	(26)	(22)	(47)	(45)

Income (loss) before income taxes	(58)	38	100	178
Income tax benefit (expense)	22	(14)	(40)	(69)

Net Income (Loss)	$(36)	$24	$60	$109

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Revenues and Gross Margin

Revenues decreased by $436,000 to $1,040,000 for the three months ended June 30, 2012 compared to $1,476,000 for the same period in 2011. $330,000 of this decrease is due to lower prices received for volumes sold in our marketing operation, and $106,000 is caused by a decrease in production revenues due to lower prices received for volumes produced.

Gross margin decreased by $78,000 to $190,000 for the three months ended June 30, 2012 compared to $268,000 for the same period in 2011. Gross margin from our production operation decreased by $137,000 due primarily to the lower prices received for volumes produced. Offsetting this is an increase in gross margin from our gas marketing operation of $60,000.

Earnings

The Marketing and Production segment’s loss for the three months ended June 30, 2012 was $36,000, or $0.004 per diluted share, compared to earnings of $24,000, or $0.003 per diluted share for the three months ended June 30, 2011.

Operating expenses increased by $32,000 to $220,000 for the three months ended June 30, 2012 compared to $188,000 for the same period in 2011. The increase is primarily due to higher fees for professional services, offset by lower accretion costs.

Other expense decreased by $18,000 to $2,000 for the three months ended June 30, 2012 compared to $20,000 for the same period in 2011. The decrease is due to the reduction in the loss from unconsolidated affiliate of $18,000.

Income tax benefit (expense) decreased by $36,000 to a benefit of $22,000 for the three months ended June 30, 2012 compared to an expense of $14,000 for the same period in 2011. The decrease is primarily due to the pre-tax loss in the 2012 period, compared to pre-tax income in the 2011 period.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Revenues and Gross Margin

Revenues decreased by $354,000 to $2,947,000 for the six months ended June 30, 2012 compared to $3,301,000 for the same period in 2011. $200,000 of this decrease is due to lower prices received for volumes sold in our marketing operation, offset somewhat by increased sales volumes, and $154,000 is caused by a decrease in production revenues due to lower prices received for volumes produced.

Gross margin increased by $9,000 to $702,000 for the six months ended June 30, 2012 compared to $693,000 for the same period in 2011. Gross margin from gas marketing increased by $166,000 due to the increased sales volumes and is offset by a decrease in gross margin from our production operation of $157,000 due primarily to the lower prices received for volumes produced.

Earnings

The Marketing and Production segment’s earnings for the six months ended June 30, 2012 was $60,000, or $0.007 per diluted share, compared to earnings of $109,000, or $0.013 per diluted share for the six months ended June 30, 2011.

Operating expenses increased by $165,000 to $552,000 for the six months ended June 30, 2012 compared to $387,000 for the same period in 2011. The increase is primarily due to the additional estimate for uncollectible accounts.

Other expense decreased by $80,000 to $3,000 for the six months ended June 30, 2012 compared to $83,000 for the same period in 2011. The decrease is primarily due to the reduction in the loss from unconsolidated affiliate of $78,000.

Income tax expense decreased by $29,000 to $40,000 for the six months ended June 30, 2012 compared to $69,000 for the same period in 2011. The decrease is primarily due to the lower pre-tax income.

PIPELINE OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Pipeline Operations
Operating revenues	$102	$102	$209	$208
Gas Purchased	—	—	—	—

Gross Margin	102	102	209	208
Operating expenses	62	54	100	96

Operating income	40	48	109	112
Other expense	—	—	—	—

Income before interest and taxes	40	48	109	112
Interest expense	—	(3)	(6)	(7)

Income before income taxes	40	45	103	105
Income tax expense	(17)	(18)	(42)	(40)

Net Income	$23	$27	$61	$65

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Net income decreased by $4,000 to $23,000 for the three months ended June 30, 2012 compared to $27,000 for the same period in 2011. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Net income decreased by $4,000 to $61,000 for the six months ended June 30, 2012 compared to $65,000 for the same period in 2011. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

PROPANE OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Propane Operations
Operating revenues	$561	$—	$2,471	$—
Gas Purchased	418	—	1,850	—

Gross Margin	143	—	621	—
Operating expenses	432	—	998	—

Operating loss	(289)	—	(377)	—
Other income (expense)	50	—	(22)	—

Income (loss) before interest and taxes	(239)	—	(399)	—
Interest expense	(6)	—	(6)	—

Income (loss) before income taxes	(245)	—	(405)	—
Income tax benefit	89	—	154	—

Net Loss	$(156)	$—	$(251)	$—

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Net loss is $156,000, or $0.019 per diluted share for the three months ended June 30, 2012. The propane operations were acquired on August 1, 2011 and there are no comparative amounts for 2011.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Net loss is $251,000, or $0.031 per diluted share for the six months ended June 30, 2012. The propane operations were acquired on August 1, 2011 and there are no comparative amounts for 2011.

CORPORATE AND OTHER OPERATIONS

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2012	2011	2012	2011
Corporate and Other Operations
Operating revenues	$—	$—	$—	$—
Gas Purchased	—	—	—	—

Gross Margin	—	—	—	—
Operating expenses	72	39	135	48

Operating loss	(72)	(39)	(135)	(48)
Other expense	(794)	(16)	(909)	(96)

Income (loss) before interest and taxes	(866)	(55)	(1,044)	(144)
Interest expense	—	—	—	—

Income (loss) before income taxes	(866)	(55)	(1,044)	(144)
Income tax benefit (expense)	352	4	421	(14)

Net Loss	$(514)	$(51)	$(623)	$(158)

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Results of corporate and other operations for the three months ended June 30, 2012 include administrative costs of $72,000, costs related to expenses for our CEO’s stock sale of $255,000, acquisition activities of $425,000, corporate expenses of $117,000, offset by income tax benefit of $352,000 and interest income of $3,000, for a net loss of $514,000.

Results of corporate and other operations for the three months ended June 30, 2011 include administrative costs of $39,000, costs related to expenses for our CEO’s stock sale of $46,000, costs related to acquisition activities of $16,000, offset by $44,000 of a previously expensed asset, interest income of $2,000 and income tax benefit of $4,000, for a net loss of $51,000.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Results of corporate and other operations for the six months ended June 30, 2012 include administrative costs of $135,000, costs related to expenses for our CEO’s stock sale of $255,000, acquisition activities of $616,000, corporate expenses of $44,000, offset by income tax benefits of $421,000 and interest income of $6,000, for a net loss of $623,000.

Results of corporate and other operations for the six months ended June 30, 2011 include administrative costs of $48,000, costs related to expenses for our CEO’s stock sale of $46,000, costs related to acquisition activities of $56,000, income tax expense of $14,000, offset by interest income of $6,000, for a net loss of $158,000.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciations, depletion, amortization, deferred income taxes, and changes in working capital.

Our ability to maintain liquidity depends upon our credit facilities with Bank of America and Yadkin Valley Bank, shown as lines of credit on the accompanying balance sheets. Our use of the revolving lines of credit was $18.7 million and $23.2 million at June 30, 2012 and December 31, 2011, respectively.

We made capital expenditures for continuing operations of $8.8 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively, including $3.3 million related to the Spelman acquisition in April 2011. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the revolving lines of credit.

We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.3 and $31.4 million at June 30, 2012 and December 31, 2011, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $2.5 million at June 30, 2012, compared to $10.5 million at December 31, 2011.

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities	$12,233,000	$15,516,000
Cash used in investing activities	(12,343,000)	(13,882,000)
Cash used in financing activities	(7,938,000)	(1,528,000)

Increase (decrease) in cash	$(8,048,000)	$106,000

OPERATING CASH FLOW

For the six months ended June 30, 2012, cash provided by operating activities decreased by $3.3 million as compared to the six months ended June 30, 2011. Major items affecting operating cash included a $3.0 million decrease in collections of recoverable costs of gas, a $2.1 million decrease in net income, a $446,000 increase in payments on accounts payable, a $687,000 decrease in accounts receivable collections, and a $1.2 million decrease in unbilled revenue.

INVESTING CASH FLOW

For the six months ended June 30, 2012, cash used in investing activities decreased by $1.5 million as compared to the six months ended June 30, 2011, primarily due to a reduction in capital expenditures of $1.5 million, a reduction in the investment to unconsolidated affiliate of $304,000, a reduction in the use of restricted cash of $3.4 million, offset by the $1.6 million purchase of PGC and $2.25 million for the Loring Pipeline deposit.

Capital Expenditures

Our capital expenditures for continuing operations totaled $8.8 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America and Yadkin Valley Bank revolving lines of credit.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the six months ended June 30, 2012 and 2011 and provides an estimate of future cash requirements for capital expenditures:

			Remaining Cash
	Six Months ended June 30,		Requirements through
($ in thousands)	2012	2011	December 31, 2012
Natural Gas Operations	$5,764	$10,273	$7,358
Marketing and Production Operations	1,548	—	1,053
Pipeline Operations	23	—	46
Propane Operations	77	—	873
Corporate and Other Operations	1,355	6	119

Total Capital Expenditures	$8,767	$10,279	$9,449

FINANCING CASH FLOW

For the six months ended June 30, 2012, cash used in financing activities increased by $6.4 million as compared with the six months ended June 30, 2011. The primary increase is due to the change in long-term borrowings of $8.5 million offset by the net decrease in lines of credit repayments of $1.8 million.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facilities with Bank of America and Yadkin Valley Bank, shown as lines of credit on the accompanying balance sheets. Our use of the revolving lines of credit was $18.7 million and $23.2 million at June 30, 2012 and December 31, 2011, respectively. We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $31.3 and $31.4 million at June 30, 2012, and December 31, 2011, respectively, including the amount due within one year.

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

The Ohio subsidiaries had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three and six months ended June 30, 2011, the weighted average interest rate on the term loans was 5.00%, resulting in $38,117 and $156,022 of interest expense. The term loans were paid off on May 3, 2011.

The following discussion describes our credit facilities as of June 30, 2012.

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

For the year ended December 31, 2011, the Company breached a financial covenant under the Fixed Rate Note and Floating Rate Note when the Obligors made restricted payments in the form of dividends to the holding company in excess of the amounts permissible. In addition, the Company did not timely notify Sun Life of certain newly-formed subsidiaries which were required to be obligors under the Fixed Rate Note and Floating Rate Note. The failure to timely notify Sun Life constituted a breach of the Fixed Rate Note and Floating Rate Note. The Company requested that Sun Life waive these breaches and amend the financial covenants.

Sun Life required debt service reserve accounts to be created for $950,000 to cover approximately one year of interest payments. The Company is not able to use these funds in the debt service reserve accounts for operational cash purposes.

Payments for both notes prior to maturity are interest-only.

For the three and six months ended June 30, 2012, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 and $412,485 of interest expense, respectively. For the three and six months ended June 30, 2011, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $137,495 of interest expense.

For the three and six months ended June 30, 2012, the weighted average interest rate on the Floating Rate Note was 4.35% and 4.36% resulting in $32,625 and $65,350 of interest expense, respectively. The Floating Rate Note pays interest quarterly and the first payment was not due until August 2011 and therefore no interest expense was incurred during the three and six months ended June 30, 2011.

On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note. Pursuant to the amendments, Sun Life waived its rights and remedies of the breaches of the covenants described above.

The amendments also provide that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the obligors to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of the obligors for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. Currently, the Company does not expect the obligors to be able to pay a dividend to holding company until the first quarter of 2013. The inability of the obligors to pay a dividend to the holding company may impact the Company’s ability to pay a dividend to shareholders. In addition, the Company agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing. After discussion with Sun Life, the parties agreed to change the letter of credit requirement to depositing cash into a reserve account whereas Sun Life is the beneficiary. The terms allow the Company to withdraw that money if a letter of credit is received to replace the restricted cash.

The Fixed Rate Note and Floating Rate Note require, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense, determined in accordance with GAAP. The interest coverage ratio is measured with respect to the Obligors on a consolidated basis and also with respect to the Company and all of its subsidiaries, on a consolidated basis. The notes also require that the Company does not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for the Obligors, and again on a consolidated basis with respect to the Company and all of its subsidiaries.

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

Bank of America

At June 30, 2012, Energy West had an unsecured $30 million revolving credit facility with the Bank of America. On November 2, 2011, the Company exercised the $10 million accordion feature on the revolving credit facility with Bank of America to increase the capacity from $20 million to $30 million. The expanded credit facility changes the annual commitment fee from 0.20% to a range of 0.25% to 0.45% of the unused portion of the facility. The interest on amounts outstanding changed from the monthly London Interbank Offered Rate (“LIBOR”) plus 120 to 145 basis points for interest periods selected by Energy West (the “Bank of America Credit Facility”) to the monthly LIBOR plus 175 to 225 basis points. The other terms of the agreement remain the same, including the expiration of the facility on June 29, 2012. On June 1, 2012, an agreement was executed to extend the expiration of the facility until August 24, 2012.

For the three months ended June 30, 2012 and 2011, the weighted average interest rate on the facility was 3.26% and 1.76%, respectively, resulting in $105,461 and $45,005 of interest expense, respectively. For the six months ended June 30, 2012 and 2011, the weighted average interest rate on the facility was 3.28% and 1.71%, respectively, resulting in $231,133 and $101,209 of interest expense, respectively. The balance on the revolving credit facility was $18,261,000 and $23,160,000 at June 30, 2012 and December 31, 2011, respectively. The $18.3 million of borrowings as of June 30, 2012, leaves the remaining borrowing capacity on the line of credit at $11.7 million.

The following tables represent borrowings under the Bank of America revolving line of credit for each of the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Minimum borrowing	$15,100,000	$8,390,000	$15,100,000	$8,390,000
Maximum borrowing	$18,261,000	$11,840,000	$23,610,000	$18,150,000
Average borrowing	$16,788,000	$9,910,000	$18,372,000	$11,879,000

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

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. For the three and six months ended June 30, 2012, the weighted average interest rate on the facility was 4.50%, resulting in $3,674 and $3,682 of interest expense, respectively. The balance on the facility was $401,000 at June 30, 2012. The $401,000 of borrowings as of June 30, 2012, leaves the remaining borrowing capacity on the line of credit at $99,000.

The cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. The total amount outstanding under all of our long term debt obligations was approximately $31.3 million at June 30, 2012, with $8,300 being due within one year.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

On June 20, 2012, the Company was named as a defendant in a lawsuit captioned RBS Citizens N.A., dba Charter One v. Richard M. Osborne, Gas Natural Inc. (f/k/a Energy, Inc.) and the Richard M. Osborne Trust, Case No. CV-12-784656, which was filed in the Cuyahoga County Court of Common Pleas in Ohio. In an effort to collect on judgments obtained against Richard M. Osborne, Chairman and Chief Executive Officer, the complaint seeks (1) an order requiring the Company to pay over to RBS Citizens any distributions due to Mr. Osborne by virtue of his ownership in Gas Natural as well as any proceeds payable to him as part of the previously announced proposed acquisition of John D. Oil and Gas Marketing Company, LLC (“JDOGM”), (2) the imposition of a constructive trust on dividends or assets that Mr. Osborne might receive as part of the acquisition of JDOGM and (3) an injunction preventing the acquisition of JDOGM. The Company’s response to the complaint is due by August 29, 2012.

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

Gas Natural Inc.

/s/ Thomas J. Smith
Thomas J. Smith
August 14, 2012	Chief Financial Officer
(principal financial officer and principal accounting officer)