Form 10-Q/A
period 2012-06-30
Gas Natural Inc.
filed 2012-08-22
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ Quarterly	report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐ Transition	report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-34585

Gas Natural Inc.

(Exact name of registrant as specified in its charter)

Ohio	27-3003768
(State of incorporation)	(I.R.S. Employer Identification No.)

1 First Avenue South, Great Falls, Montana 59401

(Address of principal executive offices)

800-570-5688

(Registrant’s telephone number)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,156,926 shares of common stock as of July 30, 2012.

Explanatory Note

The purpose of this Amendment No. 1 to Gas Natural Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibits 101 to this report provide the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Calculation Linkbase.**

101.LAB	XBRL Taxonomy Label Linkbase.**

101.PRE	XBRL Taxonomy Presentation Linkbase.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

*	Furnished, not filed.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Gas Natural Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAS NATURAL INC.

Date: August 22, 2012	/s/ Thomas J. Smith
Thomas J. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)