Form 10-Q
period 2012-09-30
Gas Natural Inc.
filed 2012-11-13
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of October 17, 2012 was 8,368,627 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of September 30, 2012.

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

LNG. Liquified Natural Gas.

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

Spelman. Spelman Pipeline Holdings, LLC.

SunLife. SunLife Assurance Company of Canada

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011 (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,492,279	$10,504,845
Marketable securities	351,000	367,875
Accounts receivable
Trade, less allowance for doubtful accounts of $787,933 and $630,632, respectively	5,718,241	9,381,625
Related parties	565,608	519,084
Unbilled gas	1,388,951	4,232,854
Note receivable - related parties, current portion	10,807	10,256
Inventory
Natural gas and propane	6,035,830	6,967,739
Materials and supplies	2,497,148	1,958,858
Prepaid income taxes	1,064,448	1,584,869
Prepayments and other	2,302,544	741,101
Recoverable cost of gas purchases	2,915,817	2,627,416
Deferred tax asset	1,046,874	1,061,314

Total current assets	25,389,547	39,957,836

PROPERTY, PLANT AND EQUIPMENT, net	107,871,413	97,612,257

OTHER ASSETS
Notes receivable - related parties, less current portion	27,233	35,408
Regulatory assets
Property taxes	378,415	590,464
Income taxes	452,645	452,645
Rate case costs	211,871	205,714
Debt issuance costs, net	1,766,671	869,593
Goodwill	14,750,924	14,607,952
Customer relationships	622,208	639,333
Investment in unconsolidated affiliate	321,883	330,351
Restricted cash	1,710,155	949,907
Other assets	4,615,845	159,954

Total other assets	24,857,850	18,841,321

TOTAL ASSETS	$158,118,810	$156,411,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011 (Unaudited)

	September 30, 2012	December 31, 2011
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$862,191	$1,027,376
Lines of credit	18,420,755	23,160,000
Accounts payable
Trade	5,039,778	8,755,623
Related parties	179,441	191,763
Notes payable, current portion	508,387	7,885
Accrued liabilities
Taxes other than income	2,313,134	3,018,964
Vacation	106,092	115,940
Employee benefit plans	85,884	140,149
Interest	363,980	30,688
Deferred payments received from levelized billing	2,936,980	2,948,188
Customer deposits	731,472	707,062
Property tax settlement, current portion	242,128	242,128
Related parties	279,063	635,192
Other current liabilities	829,427	1,280,670
Overrecovered gas purchases	1,733,735	2,237,827

Total current liabilities	34,632,447	44,499,455

LONG-TERM LIABILITIES
Deferred investment tax credits	160,583	176,379
Deferred tax liability	3,901,483	2,908,167
Asset retirement obligation	1,808,069	1,689,081
Customer advances for construction	1,033,680	880,851
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	35,342	57,570

Total long-term liabilities	7,022,318	5,795,209

NOTES PAYABLE, less current portion	40,838,375	31,344,723

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 8,368,627 and 8,154,301 shares issued and outstanding, respectively	1,255,238	1,223,145
Capital in excess of par value	44,236,216	41,978,799
Accumulated other comprehensive income	69,853	80,405
Retained earnings	30,064,363	31,489,678

Total stockholders’ equity	75,625,670	74,772,027

TOTAL CAPITALIZATION	116,464,045	106,116,750

TOTAL LIABILITIES AND CAPITALIZATION	$158,118,810	$156,411,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Natural gas operations	$10,458,202	$10,348,819	$53,107,834	$65,663,664
Marketing and production	1,809,832	855,715	4,757,280	4,156,882
Pipeline operations	95,162	106,351	305,039	314,736
Propane operations	605,262	1,009,844	3,075,972	1,009,844

Total revenues	12,968,458	12,320,729	61,246,125	71,145,126

COST OF SALES
Natural gas purchased	4,164,358	4,548,224	26,848,575	38,840,724
Marketing and production	1,560,762	585,810	3,806,489	3,193,596
Propane purchased	448,672	875,305	2,298,423	875,305

Total cost of sales	6,173,792	6,009,339	32,953,487	42,909,625

GROSS MARGIN	6,794,666	6,311,390	28,292,638	28,235,501

OPERATING EXPENSES
Distribution, general, and administrative	4,899,620	4,635,388	15,349,052	13,922,684
Maintenance	316,491	235,635	929,448	792,827
Depreciation and amortization	1,327,095	1,153,430	3,874,911	3,256,977
Accretion	41,354	35,849	118,988	105,262
Taxes other than income	923,594	842,786	2,741,390	2,589,732

Total operating expenses	7,508,154	6,903,088	23,013,789	20,667,482

OPERATING INCOME (LOSS)	(713,488)	(591,698)	5,278,849	7,568,019

LOSS FROM UNCONSOLIDATED AFFILIATE	(3,693)	(2,024)	(8,468)	(85,174)
OTHER INCOME (EXPENSE), net	151,884	(229,805)	502,599	103,639
GAIN ON BARGAIN PURCHASE	—	1,054,861	—	1,054,861
ACQUISITION EXPENSE	(209,491)	(31,820)	(825,967)	(87,354)
STOCK SALE EXPENSE	(19,114)	—	(274,393)	(46,123)
INTEREST EXPENSE	(637,366)	(552,341)	(1,927,232)	(1,458,194)

INCOME (LOSS) BEFORE INCOME TAXES	(1,431,268)	(352,827)	2,745,388	7,049,674

INCOME TAX BENEFIT (EXPENSE)	760,047	482,353	(857,954)	(2,285,056)

NET INCOME (LOSS)	(671,221)	129,526	1,887,434	4,764,618

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities, net of tax	(4,221)	30,076	(10,552)	49,697

COMPREHENSIVE INCOME (LOSS)	$(675,442)	$159,602	$1,876,882	$4,814,315

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(0.08)	$0.02	$0.23	$0.58

WEIGHTED AVERAGE DIVIDENDS DECLARED PER COMMON SHARE	$0.182	$0.135	$0.452	$0.405

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	8,186,791	8,152,487	8,165,874	8,151,370

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	8,186,791	8,160,048	8,172,423	8,159,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Common Shares	Common Stock	Capital In Excess Of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2010	8,149,801	$1,222,470	$41,910,067	$46,590	$30,522,375	$73,701,502

Net income	—	—	—	—	4,764,618	4,764,618
Net unrealized gain on available for sale securities	—	—	—	49,697	—	49,697
Stock issued for services	3,375	506	37,298	—	—	37,804
Stock option expense	—	—	14,389	—	—	14,389
Dividends declared	—	—	—	—	(3,301,433)	(3,301,433)

BALANCE AT SEPTEMBER 30, 2011	8,153,176	$1,222,976	$41,961,754	$96,287	$31,985,560	$75,266,577

BALANCE AT DECEMBER 31, 2011	8,154,301	$1,223,145	$41,978,799	$80,405	$31,489,678	$74,772,027

Net income	—	—	—	—	1,887,434	1,887,434
Net unrealized loss on available for sale securities	—	—	—	(10,552)	—	(10,552)
Stock issued for services	3,375	450	32,002	—	—	32,452
Stock option expense	—	—	7,054	—	—	7,054
Purchase of Loring Pipeline	210,951	31,643	2,218,361	—	—	2,250,004
Dividends declared	—	—	—	—	(3,312,749)	(3,312,749)

BALANCE AT SEPTEMBER 30, 2012	8,368,627	$1,255,238	$44,236,216	$69,853	$30,064,363	$75,625,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,887,434	$4,764,618
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,874,911	3,256,977
Accretion	118,988	105,262
Amortization of debt issuance costs	177,379	106,748
Stock based compensation	39,506	52,193
Loss on sale of assets	35,929	30,916
Loss from unconsolidated affiliate	8,468	85,174
Gain on bargain purchase	—	(1,054,861)
Investment tax credit	(15,797)	(15,796)
Deferred income taxes	879,660	2,981,256
Changes in assets and liabilities
Accounts receivable, including related parties	3,685,991	5,511,774
Unbilled gas	2,843,903	4,479,284
Natural gas and propane inventory	931,909	(1,853,006)
Accounts payable, including related parties	(3,480,190)	(4,083,198)
Recoverable/refundable cost of gas purchases	(792,493)	1,064,287
Prepayments and other	(1,561,443)	(371,745)
Other assets	(76,837)	(1,520,188)
Other liabilities	(1,154,472)	(993,626)

Net cash provided by operating activities	7,402,846	12,546,069
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,081,990)	(14,968,603)
Proceeds from sale of fixed assets	59,092	43,522
Purchase of marketable securities	—	(13,304)
Proceeds from related party note receivable	7,624	7,111
Cash acquired in acquisition	502	—
Purchase of Public Gas Company, Inc.	(1,551,478)	—
Purchase of Loring Pipeline	(2,250,000)	—
Purchase of Independence Oil & LP Gas, Inc.	—	(1,275,656)
Restricted cash	—	(1,807,425)
Investment in unconsolidated affiliate	—	(303,600)
Customer advances for construction	152,829	60,720
Contributions in aid of construction	130,908	2,725

Net cash used in investing activities	(16,532,513)	(18,254,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	45,951,755	25,200,000
Repayment on lines of credit	(50,691,000)	(25,749,999)
Proceeds from notes payable	10,000,000	18,355,215
Repayments of notes payable	(5,846)	(9,870,240)
Repayments of related party notes payable	—	(49,361)
Debt issuance costs	(1,074,456)	(462,944)
Restricted cash	(760,248)	(949,432)
Dividends paid	(3,303,104)	(3,301,280)

Net cash provided by financing activities	117,101	3,171,959

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,012,566)	(2,536,482)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,504,845	13,026,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,492,279	$10,490,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,416,562	$1,164,165
Cash paid (refunded) for income taxes	(524,521)	91,303

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued to purchase Loring Pipeline	$2,250,004	$—
Capital expenditures included in accounts payable	804,301	622,642
Capitalized interest	6,218	6,342
Accrued dividends	376,588	366,893

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating results for the three and nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to September 30, 2012 have been evaluated as to their potential impact to the financial statements through the date of issuance. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

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

Included in the accounts receivable, trade line item on the accompanying condensed consolidated balance sheet are $937,787 and $187,793 at September 30, 2012 and December 31, 2011 respectively for amounts due to the Company by a large industrial customer that is currently under Chapter 11 bankruptcy protection. The amounts were incurred after the customer’s petition for bankruptcy was filed and the Company believes it will ultimately receive payment as the customer emerges from bankruptcy protection.

Two of the Company’s utilities in Ohio, Orwell and NEO, collect from their customers, through rates, an amount to provide an allowance for doubtful accounts. As accounts are identified as uncollectible, they are written off against this allowance for doubtful accounts with no income statement impact. In effect, all bad debt expense is funded by the customer base. The total amount collected from customers and the amounts written off are reviewed annually by the PUCO and the rate per Mcf is adjusted as necessary.

The Company’s bad debt expense for the three and nine months ended September 30, 2012 was $42,874 and $230,759, respectively. Bad debt expense for the three and nine months ended September 30, 2011 was $10,079 and $89,256, respectively.

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

During the year ended December 31, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The Staff of the PUCO recommended a finding that Brainard collected excess gas costs of approximately $104,000. The Company agreed that excess gas costs were collected, but only in the amount of approximately $48,000. An evidentiary hearing was convened on November 3, 2011, resumed on March 27, 2012 and concluded on April 12, 2012. On August 8, 2012 the PUCO issued its order requiring that Brainard refund approximately $104,000 with interest over twelve months. The Company filed an application for rehearing on September 26, 2012 which was denied by entry on rehearing issued on September 26, 2012. The Company initiated the refund commencing in October 2012.

Regulatory Assets and Liabilities

The regulatory asset for property tax is recovered in rates over a ten-year period starting January 1, 2004. The recoverable income taxes earn a return equal to that of the Company’s rate base. The rate case costs do not earn a return. Regulatory assets will be recovered over a period of approximately three to twenty years. Regulatory liabilities will be refunded over a period of approximately five to twenty years.

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as assets and are amortized as interest expense over the term of the related debt. Amortization expense was $37,990 and $177,379 for the three and nine months ended September 30, 2012, respectively. Amortization expense was $38,081 and $106,748 for the three and nine months ended September 30, 2011, respectively. The Company has incurred $1,074,456 during 2012 related to the current bank refinancing opportunities and has included them as debt issuance costs at September 30, 2012. Amortization of these costs began in October 2012.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred or acquired. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying balance sheets. The Company amortizes the amount added to property, plant, and equipment, net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of September 30, 2012 and December 31, 2011, the Company has recorded a net asset of $174,416 and $227,216, and a related liability of $1,808,069 and $1,689,081, respectively.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of regulatory action by the PUCO related to prior audits, Orwell and Brainard accrue an estimated liability for removing gas mains, meter and regulator station equipment and service lines at the end of their useful lives. The liability is equal to a percent of the asset cost according to the following table:

	Percent of Asset Cost
	Orwell	Brainard
Mains	15%	20%
Meter/regulator stations	15%	10%
Service lines	15%	75%

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The schedule below is a reconciliation of the Company’s liability for the nine months ended September 30:

	2012	2011
Balance, beginning of period	$1,689,081	$1,546,867
Accretion expense	118,988	105,262

Balance, end of period	$1,808,069	$1,652,129

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

Other comprehensive income (loss) for the three and nine months ended September 30, 2012 is reported net of income tax of ($2,530) and ($6,325), respectively. Other comprehensive income for the three and nine months ended September 30, 2011 is reported net of tax of $17,883 and $29,550, respectively.

Earnings Per Share

Earnings per common share is computed by both the basic method, which uses the weighted average number of common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and other dilutive securities, as calculated using the treasury stock method.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(671,221)	$129,526	$1,887,434	$4,764,618

Denominator:
Basic weighted average common shares outstanding	8,186,791	8,152,487	8,165,874	8,151,370
Dilutive effect of stock options	—	7,561	6,549	7,956

Diluted weighted average common shares outstanding	8,186,791	8,160,048	8,172,423	8,159,326

The Company excludes outstanding stock options with exercise prices that are greater than the average market price from the calculation of diluted earnings per share because their effect would be anti-dilutive. The Company reported a net loss from continuing operations for the three months ended September 30, 2012 and therefore, the 35,000 stock options outstanding are anti-dilutive. There were no stock options that were anti-dilutive for the three months ended September 30, 2011. There were no stock options that were anti-dilutive for the nine months ended September 30, 2012 and 2011, respectively.

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. Such reclassifications had no effect on income (loss).

Recently Adopted Accounting Pronouncements

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRSs”

In May 2011, the FASB issued ASU 2011-04, which changes the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements in order to conform with IFRS. The adoption of this guidance did not have a material impact on the accompanying financial statements.

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

Spelman has reconditioned a portion of the Ohio pipeline, has been authorized by the PUCO to operate as an intrastate pipeline, and in August 2012, initiated transportation service pursuant to its tariff.

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

In accordance with GAAP, the Company determined the purchase of the assets acquired and liabilities assumed to be a business combination. Therefore, the Company applied the acquisition method and valued each of the assets acquired (cash, accounts receivable, inventory, and property, plant and equipment) and liabilities assumed (accounts payable) at fair value as of the acquisition date. The cash, accounts receivable and accounts payable were deemed to be at fair value as of the acquisition date. The Company valued the fair value of inventory and property, plant and equipment by performing fair value research of the items acquired. This process resulted in the fair value of the assets acquired, reduced by the liabilities assumed, to be greater than the purchase price. The difference is a gain from bargain purchase and is included as a separate line item in the Consolidated Statement of Income and Comprehensive Income for the quarter ended September 30, 2011 and the Consolidated Statement of Income for the year ended December 31, 2011. The Company completed the transaction as it provided the opportunity to strengthen its presence in North Carolina, while extending into Virginia, two markets with favorable competitive conditions targeted for growth.

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

Acquisition of Public Gas Company, Inc.

On April 1, 2012 the Company purchased 100% of the stock of PGC from Kentucky Energy Development, LLC for the original price of $1.6 million, of which $48,522 was held back and a portion is to be settled 45 days from closing and the remainder is to be settled 180 days from closing. PGC is a regulated natural gas distribution company serving approximately 1,600 customers in the State of Kentucky in the counties of Breathitt, Jackson, Johnson, Lawrence, Lee, Magoffin, Morgan and Wolf. The costs related to the transaction were $51,187 and were expensed during the nine months ended September 30, 2012. The Company completed the transaction as it provided the opportunity to expand its presence into Kentucky.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As part of the final settlement due 180 days from closing, both parties have agreed that the Company will pay $1,029 as final settlement of the purchase agreement.

Acquisition of Loring Pipeline lease and related property

On April 17, 2012, the Company entered into an agreement with United States Power Fund, L.P. (“USPF”) to place a bid at a public auction on certain assets that were being foreclosed upon by USPF (the “Agreement”). Those assets included various parcels of land as well as a leasehold interest in a pipeline corridor easement running from Searsport to Limestone, Maine. The assets were owned by Loring BioEnergy, LLC (“LBE”) and were being foreclosed upon by USPF due to LBE’s default on a loan that it had obtained from USPF. On June 4, 2012 the Company attended the public foreclosure auction and was the successful bidder with a bid of $4,500,000. The transaction closed on September 25, 2012. At that time, the Company issued 210,951 shares of common stock in addition to transferring the $2,250,000 of cash it had placed into escrow prior to the auction, to USPF. The lease agreement calls for lease payments of $300,000 per year for the next ten years, an annual service fee of $120,000 and a charge of $0.0125 per Mcf moved on the pipeline. Due to the timing of the closing of the transaction, the Company has been unable to gather the necessary information to determine the appropriate accounting treatment for this transaction. Therefore, at September 30, 2012, the Company has recorded $4,534,866 as a non-current asset on the other assets line item and increased the common stock and paid in capital line items by $31,643 and $2,218,361, respectively, on the accompanying condensed consolidated balance sheet to reflect the cash paid and the fair value of stock issued.

Note 3 – Marketable Securities

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities in the accompanying balance sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary, are reported in the accompanying statements of income. The Company did not hold any held-to-maturity or trading securities as of September 30, 2012 or December 31, 2011.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of available-for-sale securities at:

	September 30, 2012
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$238,504	$112,496	$351,000

	December 31, 2011
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$238,504	$129,371	$367,875

Unrealized gains on available-for-sale securities of $69,853 and $96,287, respectively (net of $42,643 and $58,409 in taxes) was included in accumulated other comprehensive income in the accompanying balance sheets at September 30, 2012 and December 31, 2011, respectively.

The Company did not sell any available-for-sale securities during the three and nine months ended September 30, 2012 and 2011.

As of September 30, 2012 and December 31, 2011, the Company did not hold any securities in an unrealized loss position.

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

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of:

	September 30, 2012
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$351,000	—	—	$351,000

	December 31, 2011
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$367,875	—	—	$367,875

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Credit Facilities and Long-Term Debt

Bank of America

On September 20, 2012, the Company’s subsidiary, Energy West, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), with the Bank of America, N.A. (“Bank of America”) which modifies the original credit agreement entered into on June 29, 2007, as amended from time to time. The Credit Agreement renewed the $30.0 million revolving credit facility available to Energy West and provides for a maturity date of April 1, 2017. In addition, Energy West entered into a $10.0 million term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). Pursuant to the terms of the Credit Agreement, Energy West issued a second amended and substitute note to Bank of America in the amount of $30.0 million for the revolving credit facility and another note in the original principal amount of $10.0 million for the Term Loan.

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the Credit Agreement and interest on the amounts outstanding at the London Interbank Offered Rate (“LIBOR”) rate plus 175 to 225 basis points. The Term Loan has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan will be amortized at a rate of $125,000 per quarter, with the first principal payment being due on December 31, 2012.

For the three months ended September 30, 2012 and 2011, the weighted average interest rate on the existing and renewed revolving credit facility was 3.14% and 1.56%, respectively, resulting in $141,780 and $55,355 of interest expense, respectively. For the nine months ended September 30, 2012 and 2011, the weighted average interest rate on the facility was 3.26% and 1.67%, respectively, resulting in $373,835 and $156,602 of interest expense, respectively. The balance on the revolving credit facility was $18,020,000 and $23,160,000 at September 30, 2012 and December 31, 2011, respectively. The $18.0 million of borrowings as of September 30, 2012, leaves the remaining borrowing capacity on the line of credit at $12.0 million.

The balance outstanding on the Bank of America term loan at September 30, 2012 was $10,000,000. The weighted average interest rate for the three and nine months ended September 30, 2012 was 2.22%, resulting in interest expense of $6,163.

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

Interest expense was $200,200 and $600,600 for the three and nine months ended September 30, 2012 and $200,200 and $600,600 for the three and nine months ended September 30, 2011, respectively.

Citizens Bank

In connection with the acquisition of the Ohio subsidiaries, NEO and Great Plains each entered modifications/amendments to its credit facility with Citizens Bank (the “Citizens Credit Facility”). The Citizens Credit Facility consisted of a revolving line of credit and term loan to NEO, and two other term loans to Great Plains respectively. Each amendment/modification was initially effective as of December 1, 2009, but was later modified to be effective as of January 5, 2010. Gas Natural guaranteed each loan. Mr. Osborne, our Chief Executive Officer of the Company, guaranteed each loan both individually and as trustee of the Osborne Trust, and Great Plains guaranteed NEO’s revolving line of credit and term loans.

The Ohio subsidiaries had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three and nine months ended September 30, 2011, the weighted average interest rate on the term loans was 5.00%, resulting in $0 and $156,022 of interest expense, respectively. The term loans were paid off on May 3, 2011.

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

For the three and nine months ended September 30, 2012, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 and $618,727 of interest expense, respectively. For the three and nine months ended September 30, 2011, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 and $343,737 of interest expense, respectively.

For the three and nine months ended September 30, 2012, the weighted average interest rate on the Floating Rate Note was 4.31% and 4.39% resulting in $32,300 and $97,650 of interest expense, respectively. For the three and nine months ended September 30, 2011, the weighted average interest rate on the Floating Rate Note 4.11% resulting in $51,450 of interest expense.

On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note. Pursuant to the amendments, Sun Life waived its rights and remedies of the breaches of the covenants described above.

The amendments also provide that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the obligors to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of the obligors for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. Currently, the Company does not expect the obligors to be able to pay a dividend to the holding company until the first quarter of 2013. The inability of the obligors to pay a dividend to the holding company may impact the Company’s ability to pay a dividend to shareholders. In addition, the Company agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing. After discussion with Sun Life, the parties agreed to change the letter of credit requirement to depositing cash into a reserve account whereas Sun Life is the beneficiary. The terms allow the Company to withdraw that money if a letter of credit is received to replace the restricted cash.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Fixed Rate Note and Floating Rate Note require, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense. The notes defines EBITDA as net income plus the sum of interest expense, any provision for federal, state, and local taxes, depreciation, and amortization determined on a consolidated basis in accordance with GAAP, but excluding any extraordinary non-operating income or loss from non-operating transactions. The interest coverage ratio is measured with respect to the Obligors on a consolidated basis and also with respect to the Company and all of its subsidiaries, on a consolidated basis. The notes also require that the Company does not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for the Obligors, and again on a consolidated basis with respect to the Company and all of its subsidiaries.

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. For the three and nine months ended September 30, 2012, the weighted average interest rate on the facility was 4.5% and 4.5%, respectively, resulting in $4,612 and $8,293 of interest expense, respectively. The balance on the facility was $401,000 at September 30, 2012. The $401,000 of borrowings as of September 30, 2012, leaves the remaining borrowing capacity on the line of credit at $99,000.

Debt Covenants

The Bank of America Credit Agreement contains various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 80% of Energy West’s aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios.

The Senior Unsecured Notes contain similar convenants, and include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 100% of Energy West’s aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios.

The Fixed Rate Note and the Floating Rate Note carry a 60% debt-to-capitalization financial covenant on a consolidated basis for Ohio, as well as, a 2.0x interest coverage test based on a trailing twelve-month basis. Additional covenants customary for asset sales and purchases, additional indebtedness, dividends, change of control and other matters are also included.

The Company believes it is in compliance with the financial covenants under its debt agreements or has received waivers for any defaults.

The following table shows the future minimum payments on the credit facilities and long-term debt for the years ended September 30:

2013	$508,387
2014	3,504,375
2015	500,000
2016	500,000
2017	36,334,000
Thereafter	—

Total	$41,346,762

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) expired on October 4, 2012 and provided for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of September 30, 2012 and December 31, 2011, there were 35,000 and 35,000 options outstanding, respectively. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

A summary of the status of the stock option plans as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2010	39,500	$8.40
Granted	—	$—
Exercised	—	$—
Expired	(4,500)	$6.35

Outstanding September 30, 2011	35,000	$8.66	$51,538

Exerciseable September 30, 2011	18,750	$8.24	$81,450

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2011	35,000	$8.66
Granted	—	$—
Exercised	—	$—
Expired	—	$—

Outstanding September 30, 2012	35,000	$8.66	$50,300

Exerciseable September 30, 2012	27,500	$8.38	$47,425

As of September 30, 2012 and December 31, 2011, there was $5,583 and $12,637 of total unrecognized compensation cost related to stock-based compensation, respectively. That cost is expected to be recognized over a period of three years.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following information applies to options outstanding at September 30, 2012:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
12/1/2008	$7.10	10,000	$7.10	6.17	10,000	$7.10
6/3/2009	$8.44	5,000	$8.44	1.67	5,000	$8.44
12/1/2009	$8.85	10,000	$8.85	7.17	7,500	$8.85
12/1/2010	$10.15	10,000	$10.15	8.17	5,000	$10.15

		35,000			27,500

During the three and nine months ended September 30, 2012, the Company recorded $2,351 and $7,055, respectively ($1,458 and $4,374, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005. During the three and nine months ended September 30, 2011, the Company recorded $4,796 and $14,389, respectively ($2,998 and $8,995, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

Note 7 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three and nine months ended September 30, 2012, was $92,511 and $329,271, respectively. The expense related to the 401k Plan for the three and nine months ended September 30, 2011, was $70,420 and $281,861, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. The Company contributed shares of common stock valued at $12,039 and $39,235 for the three and nine months ended September 30, 2012, respectively. The Company contributed shares of common stock valued at $3,133 and $26,338 for the three and nine months ended September 30, 2011, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. The Company made no contributions of common stock for the three months ended September 30, 2012 and 2011.

The Company has sponsored a defined benefit postretirement of common stock health plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of September 30, 2012 and December 31, 2011, the value of plan assets was $163,455 and $182,931, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax from continuing operations:
Tax expense (benefit) at statutory rate of 34%	$(486,631)	$(119,961)	$933,432	$2,396,889
State income tax, net of federal tax exp (benefit)	(64,391)	(12,089)	133,547	241,543
Amortization of deferred investment tax credits	(5,266)	(5,266)	(15,797)	(15,798)
Adjustment to tax return filed	(193,228)	(319,784)	(193,228)	(319,784)
Other	(10,531)	(25,253)	—	(17,794)

Total income tax expense (benefit)	$(760,047)	$(482,353)	$857,954	$2,285,056

The “Adjustment to tax return filed” line above for the three and nine months ended September 30, 2012 includes an income tax benefit of $198,974 related to the correction of certain deferred tax balance sheet items related to 2011 recorded during the three months ended September 30, 2012.

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expense. No interest and penalties related to unrecognized tax positions were accrued at September 30, 2012 and December 31, 2011.

The tax years after 2007 remain open to examination by the major taxing jurisdictions in which the Company operates. No material changes to unrecognized tax positions are expected within the next twelve months.

Note 9 – Related Party Transactions

The Company is party to certain agreements and transactions with Mr. Osborne, or companies owned or controlled by Mr. Osborne.

Notes Payable

The Company had two notes payable to Mr. Osborne. The first note was payable on demand and bore interest at a rate equal to the prime rate as published by Key Bank. On December 1, 2010, the Company repaid the first note in full, including all interest accrued to date. The second note had a maturity date of January 3, 2014 and bore interest at 6.0% annually. On May 3, 2011, the Company repaid the second note in full, including all interest accrued to date, using the SunLife proceeds. Interest expense incurred related to both loans was $0 and $529 for the three and nine months ended September 30, 2011, respectively.

Note Receivable

The Company has a note receivable from John D. Oil and Gas Marketing, a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to John D. Oil and Gas Marketing to finance the acquisition of a gas pipeline. The balance due from John D. Oil and Gas Marketing was $38,040 and $45,664 (of which, $10,807 and $10,256 is due within one year) as of September 30, 2012 and December 31, 2011, respectively. The Company has a corresponding agreement to lease the pipeline from John D. Oil and Gas Marketing through December 31, 2016. Lease expense resulting from this agreement was $3,300 and $9,900 for the three and nine months ended September 30, 2012, respectively, which is included in the Natural Gas Purchased column below. Lease expense resulting from this agreement was $3,300 and $9,900 for the three and nine months ended September 30, 2011 which is included in the Natural Gas Purchased column below. There was no balance due at September 30, 2012 or December 31, 2011 to John D. Oil and Gas Marketing related to these lease payments.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at September 30, 2012 and December 31, 2011, respectively:

	Accounts Receivable		Accounts Payable
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
John D. Oil and Gas Marketing	$7,658	$3,282	$8,011	$126,051
Cobra Pipeline	23,308	448	7,509	1,312
Orwell Trumbell Pipeline	130,948	128,012	12,366	1,043
Great Plains Exploration	140,689	133,928	9	9
Big Oats Pipeline Supply	1,135	432	151,546	53,348
Kykuit Resources	98,037	98,037	—	—
Sleepy Hollow	143,697	138,611	—	—
Other	20,136	16,334	—	10,000

Total	$565,608	$519,084	$179,441	$191,763

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended September 30, 2012:

	Three Months Ended September 30, 2012
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales
John D. Oil and Gas Marketing	$434,092	$—	$3,856	$3,282	$—
Cobra Pipeline	22,793	—	2,176	—	3,558
Orwell Trumbell Pipeline	50,535	—	—	128	—
Great Plains Exploration	81,535	—	—	486	1,773
Big Oats Pipeline Supply	—	215,629	69,823	29	187
Sleepy Hollow	—	—	—	—	—
John D. Oil and Gas Company	90,270	—	—	144	—
OsAir	43,029	—	—	144	—
Other	18,368	—	30,000	1,677	47

Total	$740,622	$215,629	$105,855	$5,890	$5,565

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

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales
John D. Oil and Gas Marketing	$1,843,487	$9,870	$5,988	$3,282	$6,564
Cobra Pipeline	305,311	890	2,667	—	23,012
Orwell Trumbell Pipeline	348,191	—	19,429	1,062	2,898
Great Plains Exploration	335,571	—	—	5,372	9,143
Big Oats Pipeline Supply	—	687,091	194,854	1,454	6,951
Sleepy Hollow	—	—	—	—	5,113
John D. Oil and Gas Company	462,343	—	—	—	—
OsAir	191,160	—	14,181	—	—
Other	98,733	—	97,171	23,920	718

Total	$3,584,796	$697,851	$334,290	$35,090	$54,399

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

The Company also accrued a liability of $279,063 and $635,192, respectively, due to companies controlled by Mr. Osborne for natural gas used through September 30, 2012 and December 31, 2011 that is not yet invoiced. The related expense is included in the gas purchased line item in the accompanying statements of income and comprehensive income. These amounts will be trued up to the actual invoices when received in future periods.

In connection with the common shares of stock sold by Mr. Osborne, the Company incurred expenses of $19,114 and $274,393 during the three and nine months ended September 30, 2012, respectively. The Company incurred expenses of $0 and $46,123 during the three and nine months ended September 30, 2011, respectively. These expenses are recorded in the accompanying income statement as stock sale expense.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2012

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$10,535,653	$2,966,366	$95,162	$605,262	$—	$14,202,443
Intersegment eliminations	(77,451)	(1,156,534)	—	—	—	(1,233,985)

Total operating revenue	10,458,202	1,809,832	95,162	605,262	—	12,968,458

COST OF SALES	4,241,809	2,717,296	—	448,672	—	7,407,777
Intersegment eliminations	(77,451)	(1,156,534)	—	—	—	(1,233,985)

Total cost of sales	4,164,358	1,560,762	—	448,672	—	6,173,792

GROSS MARGIN	$6,293,844	$249,070	$95,162	$156,590	$—	$6,794,666

OPERATING EXPENSES	6,731,563	181,982	39,302	449,716	105,591	7,508,154

OPERATING INCOME (LOSS)	$(437,719)	$67,088	$55,860	$(293,126)	$(105,591)	$(713,488)

NET INCOME (LOSS)	$(581,901)	$326,688	$99,285	$(217,634)	$(297,659)	$(671,221)

Three Months Ended September 30, 2011

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$10,426,451	$2,407,303	$106,351	$1,009,844	$—	$13,949,949
Intersegment eliminations	(77,632)	(1,551,588)	—	—	—	(1,629,220)

Total operating revenue	10,348,819	855,715	106,351	1,009,844	—	12,320,729

COST OF SALES	4,625,856	2,137,398	—	875,305	—	7,638,559
Intersegment eliminations	(77,632)	(1,551,588)	—	—	—	(1,629,220)

Total cost of sales	4,548,224	585,810	—	875,305	—	6,009,339

GROSS MARGIN	$5,800,595	$269,905	$106,351	$134,539	$—	$6,311,390

OPERATING EXPENSES	6,334,711	187,723	29,758	289,466	61,430	6,903,088

OPERATING INCOME (LOSS)	$(534,116)	$82,182	$76,593	$(154,927)	$(61,430)	$(591,698)

NET INCOME (LOSS)	$(463,484)	$48,712	$47,540	$561,986	$(65,228)	$129,526

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$53,349,493	$8,743,756	$305,039	$3,075,972	$—	$65,474,260
Intersegment eliminations	(241,659)	(3,986,476)	—	—	—	(4,228,135)

Total operating revenue	53,107,834	4,757,280	305,039	3,075,972	—	61,246,125

COST OF SALES	27,090,234	7,792,965	—	2,298,423	—	37,181,622
Intersegment eliminations	(241,659)	(3,986,476)	—	—	—	(4,228,135)

Total cost of sales	26,848,575	3,806,489	—	2,298,423	—	32,953,487

GROSS MARGIN	$26,259,259	$950,791	$305,039	$777,549	$—	$28,292,638

OPERATING EXPENSES	20,452,543	733,384	139,691	1,447,668	240,503	23,013,789

OPERATING INCOME (LOSS)	$5,806,716	$217,407	$165,348	$(670,119)	$(240,503)	$5,278,849

NET INCOME (LOSS)	$2,729,686	$386,429	$160,542	$(468,712)	$(920,511)	$1,887,434

As of September 30, 2012
Goodwill	$14,750,924	$—	$—	$—	$—	$14,750,924
Investment in unconsolidated affiliate	$—	$321,883	$—	$—	$—	$321,883

Total assets	$156,931,213	$8,392,069	$820,834	$2,801,616	$65,257,002	$234,202,734
Intersegment eliminations	(17,941,337)	(247,424)	(19,422)	(300,492)	(57,575,249)	(76,083,924)

Total assets	$138,989,876	$8,144,645	$801,412	$2,501,124	$7,681,753	$158,118,810

Nine Months Ended September 30, 2011

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$65,912,371	$9,957,521	$314,736	$1,009,844	$—	$77,194,472
Intersegment eliminations	(248,707)	(5,800,639)	—	—	—	(6,049,346)

Total operating revenue	65,663,664	4,156,882	314,736	1,009,844	—	71,145,126

COST OF SALES	39,089,431	8,994,235	—	875,305	—	48,958,971
Intersegment eliminations	(248,707)	(5,800,639)	—	—	—	(6,049,346)

Total cost of sales	38,840,724	3,193,596	—	875,305	—	42,909,625

GROSS MARGIN	$26,822,940	$963,286	$314,736	$134,539	$—	$28,235,501

OPERATING EXPENSES	19,568,006	574,879	125,747	289,466	109,384	20,667,482

OPERATING INCOME (LOSS)	$7,254,934	$388,407	$188,989	$(154,927)	$(109,384)	$7,568,019

NET INCOME (LOSS)	$4,155,383	$158,119	$112,094	$561,986	$(222,964)	$4,764,618

As of September 30, 2011
Goodwill	$14,607,952	$—	$—	$—	$—	$14,607,952
Investment in unconsolidated affiliate	$—	$645,042	$—	$—	$—	$645,042

Total assets	$127,911,870	$5,283,146	$847,311	$2,957,575	$64,388,348	$201,388,250
Intersegment eliminations	(6,394,130)	(494,121)	(28,100)	—	(49,829,951)	$(56,746,302)

Total assets	$121,517,740	$4,789,025	$819,211	$2,957,575	$14,558,397	$144,641,948

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

On June 20, 2012, the Company was named as a defendant in a lawsuit captioned RBS Citizens N.A., dba Charter One v. Richard M. Osborne, Gas Natural Inc. (f/k/a Energy, Inc.) and the Richard M. Osborne Trust, Case No. CV-12-784656, which was filed in the Cuyahoga County Court of Common Pleas in Ohio. In an effort to collect on judgments obtained against Richard M. Osborne, Chairman and Chief Executive Officer of the Company, the complaint seeks (1) an order requiring the Company to pay over to RBS Citizens any distributions due to Mr. Osborne by virtue of his ownership in Gas Natural as well as any proceeds payable to him as part of the previously announced proposed acquisition of John D. Oil and Gas Marketing, (2) the imposition of a constructive trust on dividends or assets that Mr. Osborne might receive as part of the acquisition of John D. Oil and Gas Marketing and (3) an injunction preventing the acquisition of John D. Oil and Gas Marketing. On August 29, 2012, the Company filed a motion for summary judgment. RBS Citizens filed an opposition brief on October 26, 2012 and a revised version of its brief on October 31, 2012. On October 31, 2012, the Company moved to strike RBS Citizens’ brief as untimely because it was filed approximately one month late. The Company filed a reply brief in support of its motion for summary judgment. It is unclear whether the court will rule on these motions before the end of the year.

In 2010, Bangor Gas Company, the Company’s Maine utility, asserted a claim against H.Q. Energy Services (US), Inc. (“HQ”) for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against the Company for reimbursement of certain transportation charges that HQ paid to a third party. The parties agreed to arbitration and on September 1, 2011, the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to the Company. The arbitrators also ordered the Company to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay the Company for future fuel reimbursements for the remaining term of the agreement. On September 23, 2011, the arbitrators clarified their initial order to require HQ to reimburse the Company for the past transportation charges awarded by the arbitrators if the FERC determined that our payment of the transportation charges was not consistent with FERC policy. On November 10, 2011, the FERC’s Office of General Counsel issued a no-action letter indicating that the FERC staff could not assure the Company that the FERC would not recommend enforcement action if the Company made the payments to HQ required by the arbitration award. As a result, on November 30, 2011, the Company filed an action in the United States District Court, District of Maine against HQ seeking to vacate the arbitration award against the Company and confirm that portion of the award requiring HQ to return the transportation payments to the Company and obtain an award of past fuel reimbursements in addition to the prospective award made by the arbitrators. On March 1, 2012, the court issued an order confirming the arbitration award against the Company, rejecting the Company’s claim for past fuel costs, and denying the Company’s claim for reimbursement of transportation charges on the grounds that the FERC no-action letter was not a final, binding finding by the FERC of the consistency of the payments with FERC policy. On March 30, 2012, the Company filed an action with the United States Court of Appeals for the First Circuit appealing the district court’s decision in its entirety. The appeal has been briefed; oral arguments have been heard; and the parties are awaiting the Court’s decision.

Additionally, the Company also made a claim against HQ for personal property and real estate tax reimbursements which the Company claimed were due under the transportation contract with HQ. The parties participated in an arbitration hearing in connection with this matter on August 14 and 15, 2012, and on October 30, 2012, the arbitrators ruled that no reimbursements were due from HQ under the contract.

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

At September 30, 2012 and December 31, 2011, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”

Note 13 – Subsequent Events

The Company declared a dividend of $0.045 per share on September 26, 2012 that is payable to shareholders of record as of October 13, 2012. There were 8,368,627 shares outstanding on October 13, 2012 resulting in a total dividend of $376,588 which was paid to shareholders on October 31, 2012.

On October 24, 2012, the Ohio utility subsidiaries of the Company, Orwell, NEO, and Brainard, (together, the “Ohio Utilities”), issued a Senior Secured Guaranteed Note in the amount of $2.989 million (the “Note”). The Note was placed with SunLife pursuant to a third amendment to the original Note Purchase Agreement dated as of November 1, 2010, by and among the Ohio Utilities, Great Plains Natural, Lightning Pipeline, Gas Natural and SunLife. The Note will bear an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017.

The Note is a joint obligation of the Ohio Utilities and is guaranteed by Gas Natural’s non-regulated Ohio and North Carolina subsidiaries. The Note is subject to other customary loan covenants and default provisions. An event of default, if not cured, would require the Company to immediately pay the outstanding principal balance of the Note as well as any and all interest and other payments due. An event of default would also entitle SunLife to exercise certain rights with respect to the collateral that secures the indebtedness incurred under the Note.

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

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 70,000 customers. Our natural gas utility subsidiaries are Bangor Gas Company (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West, Incorporated (Montana and Wyoming), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas, gas pipeline transmission and gathering and propane operations. Approximately 81% and 87% of our revenues in the three and nine months ended September 30, 2012 respectively were derived from our natural gas utility operations.

The following summarizes the critical events that impacted our results of operations during the three months ended September 30, 2012:

•

Customer growth in our Maine and North Carolina markets and in our marketing and production operation caused revenues and gross margin to increase as compared to the comparable period for the prior year.

•	Our propane operations returned a net loss for the current quarter.

•	The 2011 period included the pre-tax gain of $1,055,000 on the bargain purchase of the assets of Independence Oil & LP Gas, Inc.

•	The average balance on our Bank of America line of credit was higher during the current period, causing an increase in interest expense.

•	We incurred increased costs related to completed and potential acquisitions in our corporate and other segment.

The following summarizes the critical events that impacted our results of operations during the nine months ended September 30, 2012:

•	Warm weather in our weather sensitive service territories caused gross margin and net income from natural gas operations to decrease as compared to the comparable periods for the prior year.

•	Our propane operations returned a net loss for the current nine month period.

•	The 2011 period included the pre-tax gain of $1,055,000 on the bargain purchase of the assets of Independence Oil & LP Gas, Inc.

•

Our interest expense increased as the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing in 2011 and therefore a lower amount of debt was outstanding. In addition, the average balance on our Bank of America line of credit was higher during the current period.

•	We incurred increased costs related to completed and potential acquisitions in our corporate and other segment.

Our historical financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations, Propane Operations and Corporate and Other.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2011. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Net Income (Loss) — Net loss for the three months ended September 30, 2012 was $671,000, or $.08 per diluted share, compared to a net income of $130,000, or $0.02 per diluted share for the three months ended September 30, 2011, a decrease of $801,000. Net loss from our natural gas operations increased by $119,000. Net income from our gas marketing and production operations increased by $278,000. Net income from our pipeline operations increased by $52,000. Net income from our propane operations decreased by $779,000 to a loss of $217,000 in the 2012 period from net income of $562,000 in the 2011 period. The 2011 period included the pre-tax gain on the bargain purchase of the assets of Independence Oil & LP Gas, Inc. of $1,055,000. Net loss from our corporate and other segment increased by $233,000 to a loss of $298,000.

Revenues — Revenues increased by $647,000 to $12,968,000 for the three months ended September 30, 2012 compared to $12,321,000 for the same period in 2011. The increase was primarily attributable to a natural gas revenue increase of $109,000 due to increased sales volumes in our Maine and North Carolina markets, partially offset by lower natural gas prices passed through to customers in all of our service territories, an increase of $954,000 in the revenue from our marketing and production operation primarily due to sales from our newly formed liquefied natural gas (LNG) line of business, offset by a decrease in revenue from our propane operations segment of $405,000.

Gross Margin — Gross margin increased by $484,000 to $6,795,000 for the three months ended September 30, 2012 compared to $6,311,000 for the same period in 2011. Our natural gas operation’s margins increased $493,000, due primarily to customer growth in our Maine and North Carolina markets. Gross margin from our marketing and production operations decreased $21,000. Gross margin from our propane operations increased by $22,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $605,000 to $7,508,000 for the three months ended September 30, 2012 compared to $6,903,000 for the same period in 2011. Expenses related to the propane operations segment increased by $160,000 and the newly acquired PGC accounted for $105,000 of the increase. Increases in depreciation due to increased capital expenditures in the natural gas segment totaled $129,000. The remainder is primarily the result of increases in maintenance expenses, taxes other than income taxes and professional services.

Other Income (Expense), net — Other income (expense) increased by $382,000 to income of $152,000 for the three months ended September 30, 2012 compared to a loss of $230,000 for the same period in 2011. The 2011 period included $300,000 of expense related to conclusion of an arbitration case in a contract dispute.

Acquisition Expense — Acquisition expense increased by $177,000 to $209,000 for the three months ended September 30, 2012 compared to $32,000 for the same period in 2011. The increase is primarily the result of the cost related to various growth opportunities including $109,000 for potential expansion of natural gas into a new state and $48,000 related to the proposed acquisition of John D. Oil and Gas Marketing.

Stock Sale Expense — Stock sale expense increased by $19,000 to $19,000 for the three months ended September 30, 2012 compared to $0 for the same period in 2011. The increase is due to the expenses paid in connection with our CEO’s stock sale which was mainly completed during the three months ended June 30, 2012.

Interest Expense — Interest expense increased by $85,000 to $637,000 for the three months ended September 30, 2012 compared to $552,000 for the same period in 2011. The balance on our Bank of America line of credit averaged $22,899,000 during the three months ended September 30, 2012, compared to $14,238,000 during the 2011 period, causing additional interest expense.

Gain on Bargain Purchase — The gain on bargain purchase in 2011 is the result of the pre-tax gain of $1,055,000 due to the purchase of the assets of Independence Oil & LP Gas, Inc.

Income Tax Benefit (Expense) — Income tax benefit increased by $278,000 to a benefit of $760,000 for the three months ended September 30, 2012 compared to a benefit of $482,000 for the same period in 2011. The 2012 and 2011 periods each included a tax benefit from the true-up to the prior year’s tax return of $193,000 and $326,000 for an increase in expense of $133,000. This is offset by the income tax benefit due to the increase in the pre-tax loss in 2012 compared to 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Net Income — Net income for the nine months ended September 30, 2012 was $1,887,000, or $0.23 per diluted share, compared to a net income of $4,765,000, or $0.58 per diluted share for the nine months ended September 30, 2011, a decrease of $2,878,000. Net income from our natural gas operations decreased by $1,425,000 due primarily to warm weather in our weather sensitive service territories. Net income from our gas marketing and production operations increased by $228,000. Net income from our pipeline operations increased by $48,000. Our propane operations incurred a net loss of $469,000 in the 2012 period, compared to income of $562,000 in the 2011 period, a decrease of $1,031,000. The 2011 period included the pre-tax gain on the bargain purchase of the assets of Independence Oil & LP Gas, Inc. of $1,055,000. Net loss from our corporate and other segment increased by $698,000.

Revenues — Revenues decreased by $9,899,000 to $61,246,000 for the nine months ended September 30, 2012 compared to $71,145,000 for the same period in 2011. The decrease was primarily attributable to a natural gas revenue decrease of $12,556,000 due to warm weather in all of our weather sensitive service territories, offset by an increase of $600,000 in the revenue from our marketing and production operation primarily due to sales from our newly formed LNG business, and an increase in revenue from our propane operations segment of $2,066,000. Propane operations commenced August 1, 2011 and thus the 2011 period includes two months of results.

Gross Margin — Gross margin increased by $57,000 to $28,293,000 for the nine months ended September 30, 2012 compared to $28,236,000 for the same period in 2011. Our natural gas operation’s margins decreased $564,000 due to the warm weather and offset somewhat by increased margin from customer growth in our Maine and North Carolina markets. Gross margin from our propane operations increased by $643,000 as the 2011 period included only two months of results. Margin from our marketing and production operations decreased by $12,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $2,347,000 to $23,014,000 for the nine months ended September 30, 2012 compared to $20,667,000 for the same period in 2011. The propane operations segment contributed $1,158,000 of the increase as the 2011 period included only two months of results and the newly acquired PGC accounted for $212,000. Increases in depreciation due to increased capital expenditures in the natural gas segment totaled $380,000. The remainder is due to increases in maintenance expense, taxes other than income taxes, professional services and expense due to the additional estimate for uncollectible accounts.

Other Income (Expense), net — Other income (expense) increased by $399,000 to $503,000 for the nine months ended September 30, 2012 compared to $104,000 for the same period in 2011. The 2011 period included $300,000 of expense related to conclusion of an arbitration case in a contract dispute. The remaining increase is primarily due to increased service sales in our natural gas operations.

Acquisition Expense — Acquisition expense increased by $738,000 to $826,000 for the three months ended September 30, 2012 compared to $88,000 for the same period in 2011. The increase is primarily the result of the cost related to various growth opportunities including $337,000 for potential expansion of natural gas into a new states and $306,000 related to the proposed acquisition of John D. Oil and Gas Marketing.

Stock Sale Expense — Stock sale expense increased by $228,000 to $274,000 for the three months ended September 30, 2012 compared to $46,000 for the same period in 2011. The increase is due to the expenses paid in connection with our CEO’s stock sale which was mainly completed during the three months ended June 30, 2012.

Interest Expense — Interest expense increased by $469,000 to $1,927,000 for the nine months ended September 30, 2012 compared to $1,458,000 for the same period in 2011. The increase is primarily the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing and therefore a lower amount of average debt was outstanding during the nine months ended September 30, 2011. In addition, the balance on our Bank of America line of credit averaged $19,991,000 during the nine months ended September 30, 2012, compared to $12,752,000 during the 2011 period, causing additional interest expense.

Gain on Bargain Purchase — The gain on bargain purchase in 2011 is the result of the pre-tax gain of $1,055,000 due to the purchase of Independence Oil & LP Gas, Inc.

Income Tax Expense — Income tax expense decreased by $1,427,000 to $858,000 for the nine months ended September 30, 2012 compared to $2,285,000 for the same period in 2011. The decrease is primarily due to the reduction in pre-tax income. In addition, the 2012 and 2011 periods each included a tax benefit from the true-up to the prior year’s tax return of $193,000 and $326,000, respectively, causing an offsetting increase in expense of $133,000.

Net Income (Loss) by Segment and Service Area

The components of net income (loss) for the three and nine months ended September 30, 2012 and 2011 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Natural Gas Operations
Energy West Montana (MT)	$345	$(79)	$1,003	$1,067
Energy West Wyoming (WY)	(70)	(79)	90	234
Frontier Natural Gas (NC)	167	306	1,039	1,231
Bangor Gas (ME)	329	(153)	1,439	989
Ohio Companies (OH)	(1,313)	(458)	(768)	634
Public Gas Company (KY)	(40)	—	(73)	—

Total Natural Gas Operations	$(582)	$(463)	$2,730	$4,155
Marketing & Production Operations	327	49	386	158
Pipeline Operations	99	47	161	112
Propane Operations	(217)	562	(469)	562

	(373)	195	2,808	4,987
Corporate & Other	(298)	(65)	(921)	(222)

Consolidated Net Income (Loss)	$(671)	$130	$1,887	$4,765

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Natural Gas Operations
Operating revenues	$10,458	$10,349	$53,108	$65,664
Gas Purchased	4,164	4,548	26,849	38,841

Gross Margin	6,294	5,801	26,259	26,823
Operating expenses	6,732	6,335	20,452	19,569

Operating income (loss)	(438)	(534)	5,807	7,254
Other income (loss)	183	(230)	591	97

Income (loss) before interest and taxes	(255)	(764)	6,398	7,351
Interest expense	(601)	(526)	(1,831)	(1,379)

Income (loss) before income taxes	(856)	(1,290)	4,567	5,972
Income tax benefit (expense)	274	827	(1,837)	(1,817)

Net Income (Loss)	$(582)	$(463)	$2,730	$4,155

Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Full Service Distribution Revenues
Residential	$3,491	$3,487	$22,025	$29,300
Commercial	4,493	4,602	22,461	27,913
Industrial	222	231	620	718
Other	9	43	79	122

Total full service distribution	8,215	8,363	45,185	58,053
Transportation	1,955	1,698	7,060	6,748
Bucksport	288	288	863	863

Total operating revenues	$10,458	$10,349	$53,108	$65,664

Utility Throughput

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million cubic feet (MMcf))	2012	2011	2012	2011
Full Service Distribution
Residential	316	281	2,696	3,184
Commercial	548	555	2,924	3,384
Industrial	50	37	134	121

Total full service	914	873	5,754	6,689
Transportation	2,107	1,884	7,441	6,452
Bucksport	3,598	3,604	10,512	10,393

Total Volumes	6,619	6,361	23,707	23,534

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended September 30,		Percent (Warmer) Colder 2012 Compared to
	Normal	2012	2011	Normal	2011
Great Falls, MT	366	177	176	(51.64%)	0.57%
Cody, WY	257	100	112	(61.09%)	(10.71%)
Bangor, ME	239	231	134	(3.35%)	72.39%
Elkin, NC	30	72	60	140.00%	20.00%
Youngstown, OH	183	190	121	3.83%	57.02%

		Nine Months Ended September 30,		Percent (Warmer) Colder 2012 Compared to
	Normal	2012	2011	Normal	2011
Great Falls, MT	4,758	4,181	5,336	(12.13%)	(21.65%)
Cody, WY	4,359	3,743	4,797	(14.13%)	(21.97%)
Bangor, ME	5,046	4,456	4,994	(11.69%)	(10.77%)
Elkin, NC	2,484	2,049	2,474	(17.51%)	(17.18%)
Youngstown, OH	4,126	3,272	4,140	(20.70%)	(20.97%)

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenues and Gross Margin

Revenues increased by $109,000 to $10,458,000 for the three months ended September 30, 2012 compared to $10,349,000 for the same period in 2011. This increase is the result of the following factors:

1)	Revenue from our Montana and Wyoming markets decreased $611,000 on a volume increase of 12 MMcf in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, as a result of lower prices for natural gas passed through to customers.

2)	Revenue from our Maine and North Carolina markets increased by $516,000 on a volume increase from full service and transportation customers of 278 MMcf in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

3)	Revenues from our Ohio market increased $120,000. Revenue to full service customers increased $71,000 on a volume increase of 32 MMcf in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

4)	The recently acquired PGC accounted for $84,000 of additional revenue.

Gas purchased decreased by $384,000 to $4,164,000 for the three months ended September 30, 2012 compared to $4,548,000 for the same period in 2011. The decrease is due primarily to the decrease in the price of natural gas in the 2012 period compared to the 2011 period. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions. The recent audit of Brainard in Ohio resulted in an increase in gas costs of $104,000, which is included in the results for the three months ended September 30, 2012.

Gross margin increased by $493,000 to $6,294,000 for the three months ended September 30, 2012 compared to $5,801,000 for the same period in 2011. Customer growth in our Maine and North Carolina markets is the primary driver of the increase in gross margin, resulting in a $561,000 increase in gross margin. Montana and Wyoming increased by $112,000, and PGC returned margin of $41,000. These are offset by a decrease in gross margin in our Ohio market of $221,000, due primarily to the increase in gas costs for Brainard, discussed above.

Earnings

The Natural Gas Operations segment’s loss for the three months ended September 30, 2012 was $582,000, or $0.071 per diluted share, compared to earnings of $463,000, or $0.057 per diluted share for the three months ended September 30, 2011.

Operating expenses increased by $397,000 to $6,732,000 for the three months ended September 30, 2012 compared to $6,335,000 for the same period in 2011. Depreciation increased by $129,000 due to increased capital expenditures and operating expenses from the newly acquired PGC accounted for $105,000 of additional expenses. The remainder is due to increases in maintenance expenses, taxes other than income taxes, and professional services.

Other income increased by $413,000 to $183,000 for the three months ended September 30, 2012 compared to a loss of $230,000 for the same period in 2011. The 2011 period included $300,000 of expense related to conclusion of an arbitration case in a contract dispute.

Interest expense increased by $75,000 to $601,000 for the three months ended September 30, 2012 compared to $526,000 for the same period in 2011. The balance on our Bank of America line of credit averaged $22,899,000 during the three months ended September 30, 2012, compared to $14,238,000 during the 2011 period, causing additional interest expense.

Income tax benefit decreased by $553,000 to $274,000 for the three months ended September 30, 2012 compared to $827,000 for the same period in 2011. The 2012 period included expense of $87,000 related to the true-up of the prior year’s tax return, while the 2011 period included a tax benefit of $333,000, for a difference of $420,000. The remaining difference is due to the decrease in the pre-tax loss in 2012 compared to 2011.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenues and Gross Margin

Revenues decreased by $12,556,000 to $53,108,000 for the nine months ended September 30, 2012 compared to $65,664,000 for the same period in 2011. This decrease is the result of the following factors:

1)	Revenue from our Montana and Wyoming markets decreased $6,979,000 on a volume decrease of 612 MMcf in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

2)	Revenues from our Ohio market decreased $6,539,000. Revenue to full service customers decreased $6,598,000 on a volume decrease of 451 MMcf in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

3)	Revenue from our Maine and North Carolina markets increased by $777,000 on a volume increase from full service and transportation customers of 513 MMcf in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

4)	The recently acquired PGC accounted for $185,000 of additional revenue.

Gas purchased decreased by $11,992,000 to $26,849,000 for the nine months ended September 30, 2012 compared to $38,841,000 for the same period in 2011. The decrease is due primarily to the decrease in sales volumes. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $564,000 to $26,259,000 for the nine months ended September 30, 2012 compared to $26,823,000 for the same period in 2011. Warmer weather in 2012, both compared to normal and compared to 2011, is the primary driver of the decrease in gross margin. The decrease is offset somewhat by increased gross margin due to customer growth in our Maine and North Carolina markets. Our Ohio market accounted for $1,254,000 of the decrease, and Montana and Wyoming for $744,000, offset by an increase in Maine and North Carolina of $1,342,000 and the gross margin from PGC of $92,000.

Earnings

The Natural Gas Operations segment’s income for the nine months ended September 30, 2012 was $2,730,000, or $0.334 per diluted share, compared to $4,155,000, or $0.509 per diluted share for the nine months ended September 30, 2011.

Operating expenses increased by $883,000 to $20,452,000 for the nine months ended September 30, 2012 compared to $19,569,000 for the same period in 2011. Depreciation increased by $380,000 due to increased capital expenditures and operating expenses from the newly acquired PGC accounted for $212,000 of additional expenses. The remainder is due primarily to increases in maintenance expenses, taxes other than income taxes and professional services.

Other income increased by $494,000 to $591,000 for the nine months ended September 30, 2012 compared to $97,000 for the same period in 2011. The 2011 period included $300,000 of expense related to conclusion of an arbitration case in a contract dispute. The remaining increase is primarily due to increased service sales.

Interest expense increased by $452,000 to $1,831,000 for the nine months ended September 30, 2012 compared to $1,379,000 for the same period in 2011. The increase is primarily the result of our Ohio subsidiaries refinancing their debt in May 2011. There were loans paid off in preparation of the refinancing and therefore a lower amount of average debt was outstanding during the nine months ended September 30, 2011. In addition, the balance on our Bank of America line of credit averaged $19,991,000 during the nine months ended September 30, 2012, compared to $12,752,000 during the 2011 period, causing additional interest expense.

Income tax expense increased by $20,000 to $1,837,000 for the nine months ended September 30, 2012 compared to $1,817,000 for the same period in 2011. The 2012 period included expense of $87,000 related to the true-up of the prior year’s tax return, while the 2011 period included a tax benefit of $333,000, for an increase in expense of $420,000. This is offset by the income tax benefit related to the decrease in pre-tax income in 2012 compared to 2011.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Marketing and Production Operations
Operating revenues	$1,810	$856	$4,757	$4,157
Gas Purchased	1,561	586	3,806	3,194

Gross Margin	249	270	951	963
Operating expenses	182	188	734	575

Operating income	67	82	217	388
Other expense	(3)	(2)	(6)	(85)

Income before interest and taxes	64	80	211	303
Interest expense	(33)	(23)	(80)	(68)

Income before income taxes	31	57	131	235
Income tax benefit (expense)	296	(8)	255	(77)

Net Income (Loss)	$327	$49	$386	$158

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenues and Gross Margin

Revenues increased by $954,000 to $1,810,000 for the three months ended September 30, 2012 compared to $856,000 for the same period in 2011. Revenue from our new LNG business accounted for $722,000 of the increase, $365,000 is due to higher sales volumes in our marketing operation, offset by a $133,000 decrease in production revenues due to lower prices received for volumes produced. Our LNG business procures and delivers liquefied natural gas to customers who are not located near a natural gas pipeline.

Gross margin decreased by $21,000 to $249,000 for the three months ended September 30, 2012 compared to $270,000 for the same period in 2011. Gross margin from our production operation decreased by $124,000 due primarily to the lower prices received for volumes produced. Offsetting this is the gross margin received from our new LNG business of $89,000, and an increase in gross margin from our gas marketing operation of $14,000.

Earnings

The Marketing and Production segment’s income for the three months ended September 30, 2012 was $327,000, or $0.04 per diluted share, compared to earnings of $49,000, or $0.006 per diluted share for the three months ended September 30, 2011.

Operating expenses decreased by $6,000 to $182,000 for the three months ended September 30, 2012 compared to $188,000 for the same period in 2011.

Income tax expense decreased by $304,000 to a benefit of $296,000 for the three months ended September 30, 2012 compared to an expense of $8,000 for the same period in 2011. The 2012 and 2011 periods each included a tax benefit from the true-up to the prior year’s tax return of $306,000 and $9,000 respectively, accounting for the decrease in expense.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenues and Gross Margin

Revenues increased by $600,000 to $4,757,000 for the nine months ended September 30, 2012 compared to $4,157,000 for the same period in 2011. Revenue from our new LNG business accounted for $722,000 of the increase, $165,000 is due to higher sales volumes in our marketing operation with an offset due to lower sales prices received, offset by a $287,000 decrease in production revenues due to lower prices received for volumes produced.

Gross margin decreased by $12,000 to $951,000 for the nine months ended September 30, 2012 compared to $963,000 for the same period in 2011. Gross margin from our production operation decreased by $282,000 due to the lower prices received for volumes produced. Offsetting this is the gross margin received from our new LNG business of $89,000, and an increase in gross margin from our gas marketing operation of $181,000.

Earnings

The Marketing and Production segment’s earnings for the nine months ended September 30, 2012 were $386,000, or $0.047 per diluted share, compared to earnings of $158,000, or $0.019 per diluted share for the nine months ended September 30, 2011.

Operating expenses increased by $159,000 to $734,000 for the nine months ended September 30, 2012 compared to $575,000 for the same period in 2011. The increase is primarily due to the additional estimate for uncollectible accounts.

Other expense decreased by $79,000 to $6,000 for the nine months ended September 30, 2012 compared to $85,000 for the same period in 2011. The decrease is primarily due to the reduction in the loss from unconsolidated affiliate of $77,000.

Income tax expense decreased by $332,000 to a benefit of $255,000 for the nine months ended September 30, 2012 compared to an expense of $77,000 for the same period in 2011. The 2012 and 2011 periods each included a tax benefit from the true-up to the prior year’s tax return of $306,000 and $9,000 respectively, accounting for $297,000 of the decrease. The remaining difference is due to the decrease in pre-tax income in 2012 compared to 2011.

PIPELINE OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Pipeline Operations
Operating revenues	$95	$106	$305	$315
Gas Purchased	—	—	—	—

Gross Margin	95	106	305	315
Operating expenses	39	30	140	126

Operating income	56	76	165	189
Other expense	—	—	—	—

Income before interest and taxes	56	76	165	189
Interest expense	—	(2)	(6)	(9)

Income before income taxes	56	74	159	180
Income tax benefit (expense)	43	(27)	1	(68)

Net Income	$99	$47	$160	$112

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Net income increased by $52,000 to $99,000 for the three months ended September 30, 2012 compared to $47,000 for the same period in 2011. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Net income increased by $48,000 to $160,000 for the nine months ended September 30, 2012 compared to $112,000 for the same period in 2011. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

PROPANE OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Propane Operations
Operating revenues	$605	$1,010	$3,076	$1,010
Gas Purchased	448	875	2,298	875

Gross Margin	157	135	778	135
Operating expenses	450	290	1,448	290

Operating loss	(293)	(155)	(670)	(155)
Other income	35	1,056	13	1,056

Income (loss) before interest and taxes	(258)	901	(657)	901
Interest expense	(4)	—	(10)	—

Income (loss) before income taxes	(262)	901	(667)	901
Income tax benefit (expense)	45	(339)	198	(339)

Net Income (Loss)	$(217)	$562	$(469)	$562

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Revenues and Gross Margin

Revenues decreased by $405,000 to $605,000 for the three months ended September 30, 2012 compared to $1,010,000 for the same period in 2011. The decrease is the result of lower sales of diesel fuel in the 2012 period due to the loss of a large customer. The 2011 period included only two months of operations as the acquisition of the assets of Independence Oil & LP Gas, Inc. took place on August 1, 2011.

Gross margin increased by $22,000 to $157,000 for the three months ended September 30, 2012 compared to $135,000 for the same period in 2011. As explained above, the 2011 period included only two months of operations.

Earnings

The Propane Operations segment’s loss for the three months ended September 30, 2012 was $217,000, or $0.027 per diluted share, compared to earnings of $562,000, or $0.07 per diluted share for the three months ended September 30, 2011.

Operating expenses increased by $160,000 to $450,000 for the three months ended September 30, 2012 compared to $290,000 for the same period in 2011. The 2011 period included only two months of operations.

Other income decreased by $1,021,000 to $35,000 for the three months ended September 30, 2012 compared to $1,056,000 for the same period in 2011. The 2011 period included the pre-tax gain on the bargain purchase of the assets of Independence Oil & LP Gas, Inc. of $1,055,000.

Income tax expense decreased by $384,000 to a benefit of $45,000 for the three months ended September 30, 2012 compared to an expense of $339,000 for the same period in 2011. The decrease is primarily due to the pre-tax loss in the 2012 period, compared to pre-tax income in the 2011 period.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Revenues and Gross Margin

Revenues increased by $2,066,000 to $3,076,000 for the nine months ended September 30, 2012 compared to $1,010,000 for the same period in 2011. The 2011 period included only two months of operations as the acquisition of the assets of Independence Oil & LP Gas, Inc. took place on August 1, 2011.

Gross margin increased by $643,000 to $778,000 for the nine months ended September 30, 2012 compared to $135,000 for the same period in 2011. As explained above, the 2011 period included only two months of operations.

Earnings

The Propane Operations segment’s loss for the nine months ended September 30, 2012 was $469,000, or $0.057 per diluted share, compared to earnings of $562,000, or $0.07 per diluted share for the nine months ended September 30, 2011.

Operating expenses increased by $1,158,000 to $1,448,000 for the nine months ended September 30, 2012 compared to $290,000 for the same period in 2011, as the 2011 period included only two months of operations.

Other income decreased by $1,043,000 to $13,000 for the nine months ended September 30, 2012 compared to $1,056,000 for the same period in 2011. The 2011 period included the pre-tax gain on the bargain purchase of the assets of Independence Oil & LP Gas, Inc. of $1,055,000.

Income tax expense decreased by $537,000 to a benefit of $198,000 for the nine months ended September 30, 2012 compared to an expense of $339,000 for the same period in 2011. The decrease is primarily due to the pre-tax loss in the 2012 period, compared to pre-tax income in the 2011 period.

CORPORATE AND OTHER OPERATIONS

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2012	2011	2012	2011
Corporate and Other Operations
Operating revenues	$—	$—	$—	$—
Gas Purchased	—	—	—	—

Gross Margin	—	—	—	—
Operating expenses	106	61	240	109

Operating loss	(106)	(61)	(240)	(109)
Other expense	(295)	(33)	(1,204)	(128)

Loss before interest and taxes	(401)	(94)	(1,444)	(237)
Interest expense	—	(1)	—	(1)

Loss before income taxes	(401)	(95)	(1,444)	(238)
Income tax benefit	103	30	524	16

Net Loss	$(298)	$(65)	$(920)	$(222)

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Results of corporate and other operations for the three months ended September 30, 2012 include acquisition activities of $210,000, costs related to expenses for our CEO’s stock sale of $19,000, corporate expenses of $69,000, administrative costs of $106,000, offset by an income tax benefit of $103,000 and interest income of $3,000, for a net loss of $298,000.

Results of corporate and other operations for the three months ended September 30, 2011 include administrative costs of $61,000, costs related to acquisition activities of $32,000, corporate expenses of $3,000, interest expense of $1,000, offset by interest income of $2,000 and income tax benefit of $30,000, for a net loss of $65,000.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Results of corporate and other operations for the nine months ended September 30, 2012 include administrative costs of $240,000, costs related to expenses for our CEO’s stock sale of $274,000, acquisition activities of $827,000, corporate expenses of $112,000, offset by interest income of $9,000, and income tax benefit of $524,000 and for a net loss of $920,000.

Results of corporate and other operations for the nine months ended September 30, 2011 include administrative costs of $109,000, costs related to expenses for our CEO’s stock sale of $46,000, costs related to acquisition activities of $87,000, corporate expenses of $3,000, interest expense of $1,000, offset by interest income of $8,000 and income tax benefit of $16,000, for a net loss of $222,000.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciations, depletion, amortization, deferred income taxes, and changes in working capital.

Our ability to maintain liquidity depends upon our credit facilities with Bank of America and Yadkin Valley Bank, shown as lines of credit on the accompanying balance sheets. Our use of the revolving lines of credit was $18.4 million and $23.2 million at September 30, 2012 and December 31, 2011, respectively.

We made capital expenditures for continuing operations of $13.1 million and $15.0 million for the nine months ended September 30, 2012 and 2011, respectively, including $3.3 million related to the Spelman acquisition in April 2011. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the revolving lines of credit.

We were the successful bidder at a public foreclosure auction for the Loring Pipeline lease and related property with a bid of $4,500,000. The transaction closed on September 25, 2012 and we funded the purchase price with the transfer to the seller of $2,250,000 of cash placed into escrow earlier in 2012, prior to the auction, and by issuing 210,951 shares of the Company’s common stock to the seller. Due to the timing of the closing of the transaction, we have been unable to gather the necessary information to determine the appropriate accounting treatment for this transaction. Therefore, the cash portion of the transaction is recorded in the cash flows from investing activities section on a separate line and the stock issuance portion is recorded in the supplemental schedule of noncash investing and financing activities of the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2012.

We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $41.3 and $31.4 million at September 30, 2012 and December 31, 2011, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $1.5 million at September 30, 2012, compared to $10.5 million at December 31, 2011.

	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities	$7,403,000	$12,546,000
Cash used in investing activities	(16,533,000)	(18,255,000)
Cash provided by financing activities	117,000	3,172,000

Decrease in cash	$(9,013,000)	$(2,537,000)

OPERATING CASH FLOW

For the nine months ended September 30, 2012, cash provided by operating activities decreased by $5.1 million as compared to the nine months ended September 30, 2011. Major items affecting operating cash included a $2.9 million decrease in net income, a $2.8 million decrease in cash paid for inventory, a $2.1 million decrease in deferred tax expense, a $1.9 million decrease in collections of recoverable costs of gas, a $1.8 million decrease in accounts receivable receipts, a $1.6 million decrease in unbilled revenue, a $1.4 million decrease in purchases of other assets, and an increase in prepayments of $1.2 million.

INVESTING CASH FLOW

For the nine months ended September 30, 2012, cash used in investing activities decreased by $1.7 million as compared to the nine months ended September 30, 2011. The decrease is primarily attributable to an increase of $2.6 million in cash paid for acquisitions , a $1.9 million decrease in cash paid for capital expenditures, a $1.8 million reduction in the use of restricted cash, and a $300,000 reduction of cash invested in our unconsolidated affiliate.

Capital Expenditures

Our capital expenditures for continuing operations totaled $13.1 million and $15.0 million for the nine months ended September 30, 2012 and 2011, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America and Yadkin Valley Bank revolving lines of credit.

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

Expenditures for the purchase of the Loring pipeline lease and related property are not included in the capital expenditure totals above or in the table below and are included in the other asset line item of the accompanying September 30, 2012 condensed consolidated balance sheet.

Estimated Capital Expenditures

The table below details our capital expenditures for the nine months ended September 30, 2012 and 2011 and provides an estimate of future cash requirements for capital expenditures:

	Nine Months Ended September 30,		Remaining Cash Requirements through
($ in thousands)	2012	2011	December 31, 2012
Natural Gas Operations	$10,390	$14,961	$2,408
Marketing and Production Operations	1,763	—	837
Pipeline Operations	23	—	46
Propane Operations	84	—	866
Corporate and Other Operations	822	7	649

Total Capital Expenditures	$13,082	$14,968	$4,806

We expect to fund our future cash requirements for capital expenditures through December 31, 2012 from cash provided by operating activities.

FINANCING CASH FLOW

For the nine months ended September 30, 2012, cash provided by financing activities decreased by $3.1 million as compared with the nine months ended September 30, 2011. The primary change is due to $4.1 million in additional net payments on our lines of credit, offset by a $1.4 million increase in net long-term borrowings and a $600,000 increase in payments for debt issuance costs.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facilities with Bank of America and Yadkin Valley Bank, shown as lines of credit on the accompanying balance sheets. Our use of the revolving lines of credit was $18.4 million and $23.2 million at September 30, 2012 and December 31, 2011, respectively. We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $41.3 and $31.4 million at September 30, 2012, and December 31, 2011, respectively, including the amount due within one year.

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

The Ohio subsidiaries had term loans with Citizens Bank in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the three and nine months ended September 30, 2011, the weighted average interest rate on the term loans was 5.00%, resulting in $0 and $156,022 of interest expense, respectively. The term loans were paid off on May 3, 2011.

The following discussion describes our credit facilities as of September 30, 2012.

SunLife Assurance Company of Canada

On May 2, 2011, Gas Natural and our Ohio subsidiaries, NEO, Orwell and Brainard (together the issuers), issued $15.3 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (the fixed rate note). Additionally, Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (the floating rate note). Both notes were placed with SunLife. Approximately $615,000 was incurred related to the debt issuance which was capitalized and is being amortized over the life of the notes.

The fixed rate note, in the amount of $15.3 million, is a joint obligation of the issuers, and is guaranteed by Gas Natural, Lightning Pipeline and Great Plains (together with the issuers, the fixed rate obligors). The note is governed by a Note Purchase Agreement (the NPA). Concurrent with the funding and closing of this transaction, which occurred on May 3, 2011, the fixed rate obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is subject to a 50 basis point make-whole premium.

The floating rate note, in the amount of $3.0 million, is an obligation of Great Plains and is guaranteed by Gas Natural (together, the floating rate obligors). The note is priced at a fixed spread of 385 basis points over three month LIBOR. Pricing for this note will reset on a quarterly basis to the then current yield of three month LIBOR. The note is governed by a NPA. Concurrent with the funding of this transaction, which occurred on May 3, 2011, the floating rate obligors signed an amended NPA that is substantially the same as the NPA released on November 2, 2010. Prepayment of this note prior to maturity is at par.

The use of proceeds for both notes extinguished existing amortizing bank debt and other existing indebtedness, funded $3.4 million for the 2011 capital program for Orwell and NEO, established two debt service reserve accounts, and replenished our treasuries for prior repayment of maturing bank debt and transaction expenses. The capital program funds and debt service reserve accounts are in interest bearing accounts and included in restricted cash. Payments for both notes prior to maturity are interest-only.

For the three and nine months ended September 30, 2012, the weighted average interest rate on the fixed rate note was 5.38%, resulting in $206,242 and $618,727 of interest expense, respectively. For the three and nine months ended September 30, 2011, the weighted average interest rate on the fixed rate note was 5.38%, resulting in $206,242 and $343,737 of interest expense, respectively.

For the three and nine months ended September 30, 2012, the weighted average interest rate on the floating rate note was 4.31% and 4.39% resulting in $32,300 and $97,650 of interest expense, respectively. For the three and nine months ended September 30, 2011, the weighted average interest rate on the floating rate note was 4.11% resulting in $51,450 of interest expense.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The note was placed with SunLife pursuant to a third amendment to the NPA. The note bears interest at a rate of 4.15%, compounded semi-annually, and matures on June 1, 2017. The note is a joint obligation of Orwell, NEO and Brainard and is guaranteed by our non-regulated Ohio and North Carolina subsidiaries.

For the year ended December 31, 2011, we breached a financial covenant under the fixed rate note and floating rate note when the obligors made restricted payments in the form of dividends to the holding company in excess of the amounts permissible. In addition, we did not timely notify SunLife of certain newly-formed subsidiaries which were required to be obligors under the fixed rate note and floating rate note. The failure to timely notify SunLife constituted a breach of the fixed rate note and floating rate note. We requested that SunLife waive these breaches and amend the financial covenants. SunLife required debt service reserve accounts to be created for $950,000 to cover approximately one year of interest payments. We are not able to use these funds in the debt service reserve accounts for operational cash purposes.

On April 9, 2012, we entered into a waiver and amendment of the fixed rate note and floating rate note. Pursuant to the amendments, SunLife waived its rights and remedies of the breaches of the covenants described above.

The amendments to the notes also provide that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the obligors to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of the obligors for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. Currently, we do not expect the obligors to be able to pay a dividend to holding company until the first quarter of 2013. The inability of the obligors to pay a dividend to the holding company may impact our ability to pay a dividend to shareholders. In addition, we agreed to deliver an irrevocable standby letter of credit to SunLife in the amount of $750,000 to be drawn upon by SunLife if and when any event of default has occurred and is continuing. After discussion with SunLife, the parties agreed to change the letter of credit requirement to depositing cash into a reserve account whereas SunLife is the beneficiary. The terms allow us to withdraw that money if a letter of credit is received to replace the restricted cash.

The notes require, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense, determined in accordance with GAAP. The interest coverage ratio is measured with respect to the obligors on a consolidated basis and also with respect to Gas Natural and all of our subsidiaries, on a consolidated basis. The notes also require that we do not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for the obligors, and again on a consolidated basis with respect to Gas Natural and all of our subsidiaries.

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

Bank of America

On September 20, 2012, the Company’s subsidiary, Energy West, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), with the Bank of America, N.A. (“Bank of America”) which modifies the original credit agreement entered into on June 29, 2007, as amended from time to time. The Credit Agreement renewed the $30.0 million revolving credit facility available to Energy West and provides for a maturity date of April 1, 2017. In addition, Energy West entered into a $10.0 million term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). Pursuant to the terms of the Credit Agreement, Energy West issued a second amended and substitute note to Bank of America in the amount of $30.0 million for the revolving credit facility and another note in the original principal amount of $10.0 million for the Term Loan.

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the Credit Agreement and interest on the amounts outstanding at the London Interbank Offered Rate (“LIBOR”) rate plus 175 to 225 basis points. The Term Loan has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan will be amortized at a rate of $125,000 per quarter, with the first principal payment being due on December 31, 2012.

For the three months ended September 30, 2012 and 2011, the weighted average interest rate on the facility was 3.14% and 1.56%, respectively, resulting in $141,780 and $55,355 of interest expense, respectively. For the nine months ended September 30, 2012 and 2011, the weighted average interest rate on the facility was 3.26% and 1.67%, respectively, resulting in $373,835 and $156,602 of interest expense, respectively. The balance on the revolving credit facility was $18,020,000 and $23,160,000 at September 30, 2012 and December 31, 2011, respectively. The $18.0 million of borrowings as of September 30, 2012, leaves the remaining borrowing capacity on the line of credit at $12.0 million.

The following tables represent borrowings under the Bank of America revolving line of credit for each of the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Minimum borrowing	$18,020,000	$10,140,000	$15,100,000	$8,390,000
Maximum borrowing	$26,966,000	$17,600,000	$26,966,000	$18,400,000
Average borrowing	$22,899,000	$14,238,000	$19,991,000	$12,752,000

The credit facility requires that Energy West and its subsidiaries maintain compliance with a number of financial covenants, including a limitation on investments in another entity by acquisition of any debt or equity securities or assets or by making loans or advances to such entity. In addition, Energy West must maintain a total debt to total capital ratio of not more than .55-to-1.00 and an interest coverage ratio of no less than 2.0-to-1.0. The credit facility restricts Energy West’s ability to create, incur or assume indebtedness except (i) indebtedness under the credit facility (ii) indebtedness incurred under certain capitalized leases and purchase money obligations not to exceed $500,000, (iii) certain indebtedness of Energy West’s subsidiaries, (iv) certain subordinated indebtedness, (v) certain hedging obligations and (vi) other indebtedness not to exceed $1.0 million.

The credit facility also restricts Energy West’s ability to pay dividends and make distributions, redemptions and repurchases of stock during any 60-month period to 80% of its net income over that period. In addition, no event of default may exist at the time such dividend, distribution, redemption or repurchase is made. Energy West is also prohibited from consummating a merger or consolidation or selling all or substantially all of its assets or stock except for (i) any merger consolidation or sale by or with certain of its subsidiaries, (ii) any such purchase or other acquisition by Energy West or certain of its subsidiaries and (iii) sales and dispositions of assets for at least fair market value so long as the net book value of all assets sold or otherwise disposed of in any fiscal year does not exceed 5% of the net book value of Energy West’s assets as of the last day of the preceding fiscal year.

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

Interest expense was $200,200 and $600,600 for the three and nine months ended September 30, 2012 and $200,200 and $600,600 for the three and nine months ended September 30, 2011, respectively.

The notes contain various covenants, including a limitation on Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 100% of aggregate consolidated net income for such period. The notes restrict Energy West from incurring additional senior indebtedness in excess of 60% of capitalization at any time and require Energy West to maintain an interest coverage ratio of not more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years.

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

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. For the three and nine months ended September 30, 2012, the weighted average interest rate on the facility was 4.5% and 4.5%, respectively, resulting in $4,612 and $8,293 of interest expense, respectively. The balance on the facility was $401,000 at September 30, 2012. The $401,000 of borrowings as of September 30, 2012, leaves the remaining borrowing capacity on the line of credit at $99,000.

The cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. The total amount outstanding under all of our long term debt obligations was approximately $41.3 million at September 30, 2012, with $508,000 being due within one year.

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

We are subject to certain market risks, including commodity price risk (i.e., natural gas prices). The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to our Condensed Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

On June 20, 2012, the Company was named as a defendant in a lawsuit captioned RBS Citizens N.A., dba Charter One v. Richard M. Osborne, Gas Natural Inc. (f/k/a Energy, Inc.) and the Richard M. Osborne Trust, Case No. CV-12-784656, which was filed in the Cuyahoga County Court of Common Pleas in Ohio. In an effort to collect on judgments obtained against Richard M. Osborne, Chairman and Chief Executive Officer of the Company, the complaint seeks (1) an order requiring the Company to pay over to RBS Citizens any distributions due to Mr. Osborne by virtue of his ownership in Gas Natural as well as any proceeds payable to him as part of the previously announced proposed acquisition of John D. Oil and Gas Marketing , (2) the imposition of a constructive trust on dividends or assets that Mr. Osborne might receive as part of the acquisition of John D. Oil and Gas Marketing and (3) an injunction preventing the acquisition of John D. Oil and Gas Marketing. On August 29, 2012, the Company filed a motion for summary judgment. RBS Citizens filed an opposition brief on October 26, 2012 and a revised version of its brief on October 31, 2012. On October 31, 2012, the Company moved to strike RBS Citizens’ brief as untimely because it was filed approximately one month late. The Company has filed a reply brief in support of its motion for summary judgment no later than November 12, 2012. It is unclear whether the court will rule on these motions before the end of the year.

In 2010, Bangor Gas Company, the Company’s Maine utility, asserted a claim against H.Q. Energy Services (US), Inc. (“HQ”) for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against the Company for reimbursement of certain transportation charges that HQ paid to a third party. The parties agreed to arbitration and on September 1, 2011, the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to the Company. The arbitrators also ordered the Company to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay the Company for future fuel reimbursements for the remaining term of the agreement. On September 23, 2011, the arbitrators clarified their initial order to require HQ to reimburse the Company for the past transportation charges awarded by the arbitrators if the FERC determined that our payment of the transportation charges was not consistent with FERC policy. On November 10, 2011, the FERC’s Office of General Counsel issued a no-action letter indicating that the FERC staff could not assure the Company that the FERC would not recommend enforcement action if the Company made the payments to HQ required by the arbitration award. As a result, on November 30, 2011, the Company filed an action in the United States District Court, District of Maine against HQ seeking to vacate the arbitration award against the Company and confirm that portion of the award requiring HQ to return the transportation payments to the Company and obtain an award of past fuel reimbursements in addition to the prospective award made by the arbitrators. On March 1, 2012, the court issued an order confirming the arbitration award against the Company, rejecting the Company’s claim for past fuel costs, and denying the Company’s claim for reimbursement of transportation charges on the grounds that the FERC no-action letter was not a final, binding finding by the FERC of the consistency of the payments with FERC policy. On March 30, 2012, the Company filed an action with the United States Court of Appeals for the First Circuit appealing the district court’s decision in its entirety. The appeal has been briefed; oral arguments have been heard; and the parties are awaiting the Court’s decision.

Additionally, the Company also made a claim against HQ for personal property and real estate tax reimbursements which the Company claimed were due under the transportation contract with HQ. The parties participated in an arbitration hearing in connection with this matter on August 14 and 15, 2012, and on October 30, 2012, the arbitrators ruled that no reimbursements were due from HQ under the contract.

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

Gas Natural Inc.

/s/ Thomas J. Smith
Thomas J. Smith
November 13, 2012	Chief Financial Officer
(principal financial officer
and principal accounting officer)