Form 10-K
period 2012-12-31
Gas Natural Inc.
filed 2013-04-01
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ✓

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2012 was $61,433,816.

The number of shares outstanding of the registrant’s common stock as of March 14, 2013 was 8,389,752 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders of Gas Natural Inc. are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-K is as of December 31, 2012.

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

ASC. Accounting Standard Codification, standards issued by FASB with respect to GAAP.

Bangor Gas Company. Bangor Gas Company, LLC.

Brainard. Brainard Gas Corp.

Bcf. One billion cubic feet, used in reference to natural gas.

Citizens. Citizens Bank of Michigan.

Clarion River. Clarion River Gas Company.

CNG. Compressed Natural Gas.

Cut Bank Gas. Cut Bank Gas Company.

Dekatherm. One million British thermal units, used in reference to natural gas. Abbreviated as Dkt.

EBITDA. Earnings before interest, taxes, depreciation, and amortization.

EPA. The United States Environmental Protection Agency.

EWR. Energy West Resources, Inc.

Energy West. Energy West, Incorporated.

Energy West Development. Energy West Development, Inc.

Energy West Montana. Energy West Montana, Inc.

Energy West Wyoming. Energy West Wyoming, Inc.

Exchange Act. The Securities Exchange Act of 1934, as amended.

FASB. Financial Accounting Standards Board.

FERC. The Federal Energy Regulatory Commission.

Frontier Natural Gas. Frontier Natural Gas, LLC.

Frontier Utilities. Frontier Utilities of North Carolina, Inc.

GAAP. Generally accepted accounting principles in the United States of America.

Gas Natural. Gas Natural Inc.

GNSC. Gas Natural Service Company, LLC.

GPL. Great Plains Land Development Co., Ltd.

Great Plains. Great Plains Natural Gas Company.

Independence. Independence Oil, LLC.

IFRS. International Financial Reporting Standards.

JDOG Marketing. John D. Oil and Gas Marketing Company, LLC.

i

KPSC. Kentucky Public Service Commission.

Kykuit. Kykuit Resources, LLC.

LIBOR. London Interbank Offered Rate.

Lightning Pipeline. Lightning Pipeline Company, Inc.

LNG. Liquefied Natural Gas.

Lone Wolfe. Lone Wolfe Insurance, LLC.

MHRA. Maine Human Rights Act.

MMcf. One million cubic feet, used in reference to natural gas.

MPSC. The Montana Public Service Commission.

MPUC. The Maine Public Utilities Commission.

NCUC. The North Carolina Utilities Commission.

NEO. Northeast Ohio Natural Gas Corp.

NGA. The Natural Gas Act.

OCC, Ohio Consumers’ Counsel

Orwell. Orwell Natural Gas Company.

Osborne Trust. The Richard M. Osborne Trust.

PaPUC. The Pennsylvania Public Utility Commission.

Penobscot Natural Gas. Penobscot Natural Gas Company, Inc.

PGC. Public Gas Company, Inc.

PUCO. The Public Utilities Commission of Ohio.

SEC. The United States Securities and Exchange Commission.

Spelman. Spelman Pipeline Holdings, LLC.

Sun Life. Sun Life Assurance Company of Canada

USPF. United States Power Fund, L.P.

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

PART I

ITEM 1. BUSINESS.

OUR BUSINESS

Gas Natural Inc. is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 73,000 customers in total. We report results in five primary business segments.

•

Natural Gas Operations. Representing the majority of our revenue, we annually distribute approximately 33 Bcf of natural gas to approximately 69,000 customers through regulated utilities operating in Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming. Our natural gas utility subsidiaries include Bangor Gas Company (Maine), Brainard (Ohio), Cut Bank Gas (Montana), Energy West Montana, Energy West Wyoming, Frontier Natural Gas (North Carolina), NEO (Ohio), Orwell (Ohio and Pennsylvania), PGC (Kentucky).

•

Marketing and Production. Annually, we market approximately 1.4 Bcf of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, EWR. EWR owns an average 46% gross working interest (average 39% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Pipeline Operations. We own the Shoshone interstate and the Glacier gathering natural gas pipelines located in Montana and Wyoming through our subsidiary EWD.

•

Propane Operations. We deliver liquid propane, heating oil and kerosene to approximately 3,400 residential, commercial and agricultural customers in North Carolina and Virginia through our subsidiary, Independence Oil, LLC (Independence). The operations were acquired in August 2011.

•

Corporate and Other. Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income and recognized gains or losses from the sale of marketable securities.

Energy West, Incorporated was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009 to facilitate future acquisitions and corporate-level financing to support our growth strategy. On July 9, 2010, we changed our name to Gas Natural Inc. and reincorporated from Montana to Ohio. Moving the incorporation to Ohio enhances our flexibility and provides a more efficient and sophisticated platform from which to operate and grow.

Recent Events

2012 LNG/CNG

In May 2012, EWR began construction on a liquefied natural gas regasification plant in Waterville, Maine to service a large retail manufacturer of premium disposable tableware. The LNG business is unregulated. The plant was completed in July 2012, and a contract was signed with the new customer. The plant consists of two 15,000 gallon liquid tanks along with a series of valves, odorizers, and vaporizers. In 2012, we also invested in assets for the startup and transport of our CNG business. In March 2013, we sold these assets to Global CNG. We also entered into a sublease agreement with Global CNG for land in Bangor Maine to house a facility for CNG as well as an agreement to supply Global CNG with natural gas for the CNG business. We invested approximately $1.8 million in capital to start up the LNG/CNG business. We believe our presence in the LNG/CNG market will provide us the opportunity to increase earnings in a very fast-growing sector of the gas business.

2012 Lone Wolfe Insurance

In December 2012 we launched our new subsidiary, Lone Wolfe Insurance, LLC, to serve as an insurance agent for the Gas Natural companies as well as other businesses, particularly those engaged in the energy industry. Lone Wolfe currently markets commercial insurance products including workers compensation, commercial auto, umbrella, crime, fidelity, general liability, property and excess. Lone Wolfe’s 2012 reported revenue was not significant and, accordingly under guidance of ASC 280, the accompanying revenue and expense were included in our corporate and other segments on the accompanying financial statements.

2013 Potential Acquisition of JDOG Marketing

On August 15, 2012, we entered into an asset purchase agreement with JDOG Marketing and Richard M. Osborne, as trustee of the Osborne Trust to purchase JDOG Marketing. JDOG Marketing is engaged in the business of marketing natural gas. The purchase agreement provides for the acquisition of substantially all of the assets, rights, and properties of JDOG Marketing by Gas Natural.

As consideration for the purchase of the assets, we will pay JDOG Marketing the sum of $2,875,000 at closing, paid by the issuance of 256,926 shares of our common stock at a price of $11.19 per share. In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if JDOG Marketing achieves an annual EBITDA target in the amount of $810,432, which is JDOG Marketing’s EBITDA for the year-ended December 31, 2011. If actual EBITDA for a certain year is less than target EBITDA, then no earn-out payment will be due and payable for that particular earn-out period. We obtained shareholder approval of the transaction on March 1, 2013. The consummation of the transaction is subject to the satisfaction or waiver of the receipt of regulatory approvals and the consent of certain of our lenders.

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

Business Strategy

Our strategy is to grow our earnings and increase cash flow by providing energy sources to users in a safe and reliable manner by in the following areas:

•

Invest in existing utilities to expand our distribution system, grow our customer base and maintain reliable, high quality service. To maintain our position as a respected natural gas utility, we have invested, and will continue to invest, substantial capital and resources in our core utility operations in order to meet or exceed applicable regulatory requirements and maintain our infrastructure. We are focused on prudently increasing our customer count and volumes, and increasing our market penetration and market share in areas where we have a competitive advantage on installed services, customer service or pricing to ensure that new customers provide sufficient margins for an appropriate return on the capital investments required to serve those customers. These capital improvements and expansion projects add to our existing utilities and enable us to continue to build rate base throughout our service footprint.

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

Competitive Strengths

We believe we are well-positioned to execute our business strategy given the following competitive strengths:

•

Growth-Oriented Utilities. Our core assets consist of distribution facilities necessary for the delivery of our customers’ natural gas supply needs within our service territories and regulatory assets related to our regulated utility operations. Approximately 87% of our 2012 revenue was from regulated gas distribution operations, providing a level of stability to our earnings and cash flows. As we have invested in our rate base, our earnings and cash flows have grown with that investment. We operate under a cost-of-service regulatory regime that allows us to recover our reasonable operating costs from customers and earn a reasonable return on our invested capital. We believe that there are significant opportunities for us to expand operations organically in some of our existing service areas as there are currently relatively low penetration rates of gas distribution among potential customers.

•

Focused Acquisition Strategy. We continue to emphasize growth and have a successful track record of executing on our acquisition strategy. Since 2007, we have made acquisitions in six states representing more than 25,000 additional gas utility customers. These recent acquisitions and our integration of their operations, management, infrastructure, technology and employees provide us with the necessary platform and experience to replicate these successes through new acquisitions opportunities. We believe our track record to date promotes positive relationships and credibility with regulators, municipalities, developers and customers in both existing and prospective service areas.

•

Geographically Diverse Customer Base. As a result of our recent acquisitions, we now have operations in eight states located in the West, Midwest, Northeast and Mid-Atlantic regions of the country. We believe that this geographically diverse customer base enhances stability of operations and provides us with the opportunity to increase our market penetration in various regions. Additionally, our customers represent a mix of residential, commercial, industrial, agricultural and transportation and no single customer represented more than 1.4% of our natural gas revenue for 2012. Our sales ratio to large commercial and industrial customers is not concentrated in one industry segment but varies across several industry segments, reflecting the diverse nature of the communities we serve.

•

Experienced Management Team. Our senior management team is highly experienced in the gas utility industry. Our senior management team averages over 25 years’ experience in the industry. We believe our management team is well-equipped to lead the continued execution of our business strategy.

Natural Gas Operations

Our natural gas operations are located in Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania, and Wyoming, and our revenue from the natural gas operations are generated under tariffs regulated by those states. In many states, including all of our service territories, the tariff rates of natural gas utilities are generally established to allow the utility to earn revenue sufficient to recover operating and maintenance costs, plus profits in amounts equal to a reasonable rate of return on their “rate base.” A gas utility’s rate base generally includes the utility’s original cost, cost of inventory and an allowance for working capital, less accumulated depreciation of installed used and useful gas pipeline and other gas distribution or transmission facilities. Each state’s regulatory body, in addition to regulating rates, also regulate adequacy of service, issuance of securities, compliance with U.S. Department of Transportation safety regulations and other matters.

Kentucky

In April, 2012, we acquired the stock of PGC from Kentucky Energy Development, LLC. Our operations in Kentucky provide natural gas service to customers in Breathitt, Wolfe, Johnson, Lawrence, Lee, Morgan, and Magoffin counties through 49 miles of distribution pipe. Our rates are subject to a tariff governed by the KPSC. Our service area has a population of approximately 176,000 people. Our Kentucky operations provide service to approximately 1,600 residential and commercial customers. The primary firm gas supply marketer for Kentucky is Jefferson Gas, LLC.

Maine

Our operations in Maine provide natural gas service to customers in Bangor, Brewer, Bucksport, Old Town, Orono and Veazie through 10 miles of transmission pipeline and 142 miles of distribution system. This service area has a population of approximately 63,000 people. Our Maine operations provide service to approximately 3,600 residential, commercial and industrial customers. We offer transportation services to approximately 50 customers through special pricing contracts. These customers accounted for approximately 24.3% of the revenue of our Maine operations in 2012.

In Maine, our primary gas supply marketer is Repsol Energy North America Corporation. We receive our gas supply from the Maritimes & Northeast Pipeline transmission system. Our supply contract is on a full requirements basis with Repsol Energy North America Corporation. We review the gas supply agreement every two years.

Montana

Our operations in Montana provide natural gas service to customers in and around Great Falls, Cascade, West Yellowstone, and Cut Bank. The population of our service area is approximately 88,000 people. Our Montana operations provide service to approximately 30,800 customers.

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

North Carolina

Our North Carolina operations provide natural gas service to customers in Ashe, Surry, Warren, Wilkes, Watauga, and Yadkin Counties. This service area has a population of approximately 47,000 people. The major communities in our North Carolina service area are Boone, Elkin, Mount Airy, Wilkesboro, Warrenton, West Jefferson and Yadkinville. Our North Carolina operations provide service to approximately 2,000 residential, commercial and transportation customers through 139 miles of transmission pipeline and 282 miles of distribution system. We offer transportation services to approximately 25 customers through special pricing contracts. These customers accounted for approximately 37.2% of the revenue of our North Carolina operations in 2012.

In North Carolina, our primary gas supply marketers are BP Energy Company and Twin Eagle. We receive our gas supply from the Transcontinental Gas Pipe Line Company transmission system. Our supply contract with BP Energy expired in October 2012, and a new two year contract was signed with Twin Eagle to provide 100% of our gas needs.

Ohio and Pennsylvania

Our Ohio operations provide natural gas service to customers in Ashland, Ashtabula, Carroll, Columbiana, Coshocton, Cuyahoga, Fairfield, Franklin, Geauga, Guernsey, Harrison, Hocking, Holmes, Huron, Knox, Lake, Lorain, Mahoning, Medina, Portage, Richland, Stark, Summit, Trumbull, Tuscarawas, Washington, and Wayne counties. This service area has a population of approximately 5.9 million people. Our Pennsylvania operations provide natural gas service to customers in Armstrong, Butler, Clarion, Elk, Forest and Jefferson counties. This service area has a population of approximately 398,000 people. Together, our Ohio and Pennsylvania operations provide service to approximately 24,500 residential, commercial and industrial customers through approximately 1,231 miles of transmission and distribution pipelines.

Our Ohio and Pennsylvania utilities receive gas supply from various sources, including JDOG Marketing (owned by our chairman and CEO), BP Energy, Compass Energy Gas Services LLC, Constellation Energy, Exelon Energy Company, Mid-American Natural Resources, and Sequent Energy Management. We transport natural gas on the following interstate pipelines: Columbia NiSource Gas Transmission Systems, Dominion East Ohio, National Fuel, and Tennessee Gas Pipeline. We transport natural gas on the following intrastate pipelines: Central Penn, North Coast Gas Transmission, Cobra Pipeline (owned by our chairman and CEO), Orwell Trumbull Pipeline (owned by our chairman and CEO), and Spelman.

Our Ohio and Pennsylvania companies have local gas supply purchase agreements with JDOG Marketing. These arrangements are at variable NYMEX based market prices. In addition, JDOG Marketing acts as agent for these utilities to identify and arrange supply of natural gas in the interstate market at variable and (or) fixed prices.

In April 2011, we acquired intrastate pipeline assets from Marathon Petroleum Company, LP by our subsidiary, Spelman Pipeline Holdings, LLC, an Ohio regulated intrastate pipeline company. The assets include a pipeline and rights-of-way located in Ohio and Kentucky. We have converted the pipeline to transport natural gas to new markets where natural gas service is currently not available, as well as connect it to markets served by our Ohio subsidiaries. In October 2011, the PUCO approved the transportation service tariff of Spelman.

Wyoming

Our operations in Wyoming provide natural gas service to customers in and around Cody, Meeteetse, and Ralston. This service area has a population of approximately 11,000 people. Our Wyoming operations provide service to approximately 6,700 customers, including one large industrial customer. Our Wyoming operations transport gas for third parties pursuant to a tariff approved by the WPSC.

Our Wyoming operation has an industrial customer whose pricing is subject to an industrial tariff. This tariff provides for decreasing tiered pricing based on volume. This customer accounted for approximately 11.0% of the revenue of our Wyoming operations and approximately 1.0% of the consolidated revenue of the natural gas segment of our business in 2012. This customer’s business is cyclical and depends upon the growth in housing market in this area.

The primary gas supply marketers for our Wyoming natural gas distribution operations have been Concord Energy and Tenaska Marketing Ventures. Our marketing and production operations supply natural gas to our Wyoming operations pursuant to an agreement through March 2014.

Marketing and Production

We market approximately 1.4 Bcf of natural gas annually to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through our subsidiary, EWR. In order to provide a stable source of physical natural gas volumes for a portion of its requirements, EWR currently holds an average 46% gross working interest (average 39% net revenue interest) in 160 natural gas producing wells in operation on state lease mineral rights in Glacier and Toole Counties in Montana. This production gives EWR a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells and assets provided approximately 19.9% of the volume requirements for EWR in our Montana market for the year ended December 31, 2012. These wells are relatively shallow and we have not yet explored the deeper formations on our production properties.

EWR owns a 24.5% interest in Kykuit, a developer and operator of oil, gas and mineral leasehold estates located in Montana. We have invested a total of approximately $2.1 million in Kykuit and may invest additional funds in the future as Kykuit could provide a supply of natural gas in close proximity to our natural gas operations in Montana. However, our obligations to make additional investments in Kykuit are limited under our agreement with the other Kykuit investors. We are entitled to cease further investments in Kykuit if, in our reasonable discretion after the results of certain initial exploration activities are known. At December 31, 2012, we are obligated to invest no more than an additional $114,000 over the life of the venture. Other investors in Kykuit include our chairman and CEO, Richard M. Osborne, and John D. Oil and Gas Company, a publicly held gas exploration company, which is also the managing member of Kykuit. Additional investors include Thomas J. Smith, a director and our chief financial officer, and a director of John D. Oil and Gas Company, and Gregory J. Osborne, a director and employee and former president and director of John D. Oil and Gas Company. Our net investment in Kykuit after deducting undistributed losses of approximately $1.8 million is approximately $322,000.

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

Propane Operations

Through Independence we deliver liquid propane, heating oil and kerosene to approximately 3,400 customers from our facilities in West Jefferson, North Carolina and Independence, Virginia. The operations were acquired in August 2011.

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

Acquisitions

As a result of our success in strengthening our core natural gas business, we are now able to focus on our growth strategy which includes the acquisition and expansion of our natural gas utility operations in small and emerging markets. We regularly evaluate gas utilities of varying sizes for potential acquisitions. We believe we have the operating expertise to handle a significantly greater number of customers. For example, several operational managers have joined our team who have natural gas utility experience with larger companies. We intend to focus on acquisitions that will enable us to grow our customer base in a manner and scale consistent with the full strategic vision of our senior leadership team. We believe there are opportunities to acquire financially-sound smaller natural gas utility companies that are individually owned or controlled. In addition, we intend to target larger diversified utility companies that have a natural gas distribution operating segment.

We have combined newly acquired operations with our current operations to maximize efficiency and profitability. Upon acquiring a distribution company, management may decide to centralize functions (i.e. accounting) or decentralize functions (i.e. gas marketing). We believe our senior management’s gas utility experience and expertise will improve the acquired company’s operating efficiency and gas marketing capabilities resulting in improved profitability.

Acquisition Strategy

Our acquisition strategy includes identifying geographic areas that have low market saturation rates in terms of natural gas utilization as a result of historical reliance by customers on alternate fuels such as heating oil. According to the American Gas Association, the national average for natural gas saturation in the residential heating market was approximately 51% in 2005, whereas large segments of the North Carolina and Maine market remain unsaturated, with penetration rates of less than 3% and as low as 1% in certain areas. We believe these low penetration rates are partially the result of these geographic areas being overlooked by other gas distributors in light of this historical reliance on other energy sources. The large disparity between competitive fuels presents an opportunity for gas distributors to capture a larger share of the energy market in these states. This strategy led to our acquisitions of Frontier Natural Gas Company and Bangor Gas Company.

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

We will evaluate potential natural gas related acquisitions to determine whether these operations could expand our core utility business. For example, we may acquire pipeline assets in order to bring natural gas service to new customers such as the Spelman pipeline in Ohio and Loring Pipeline in Maine. In addition, we believe our acquisition of Independence will provide us with opportunities to convert liquid propane and heating oil customers to natural gas due to the cost benefit and reliability associated with natural gas. Also, we may acquire natural gas related non-utility operations such as gathering, storage and marketing operations.

2011 Expansion in Ohio and into Kentucky

On April 21, 2011, we acquired 140 miles of pipeline assets located from Marion to Youngstown, Ohio and 60 miles of rights-of-way located in the Louisville area and points south in Kentucky. We have converted the Ohio pipeline to transport natural gas to new markets where natural gas service is not currently available, as well as to connect to markets served by the Ohio subsidiaries. We do not currently have any plans for the Kentucky assets. The PUCO authorized Spelman to operate as an intrastate pipeline company in Ohio under a tariff regulating rates governed by the PUCO.

2011 Expansion into North Carolina and Virginia

On August 1, 2011, we completed the acquisition of Independence Oil & LP Gas, Inc. Independence Oil & LP Gas, Inc. delivered liquid propane, heating oil and kerosene to approximately 3,400 customers in North Carolina and Virginia. We created a new subsidiary and continue to serve the customers acquired in the acquisition and plan to expand to other customers within the region. Additionally where feasible, we plan to convert customers from their current source over to natural gas as the cost of natural gas is currently a cheaper and more reliable fuel source.

2012 Expansion in Kentucky

In April, 2012, we acquired the stock of Public Gas Company, Inc. from Kentucky Energy Development, LLC. Our operations in Kentucky provide natural gas service to customers in Breathitt, Wolfe, Johnson, Lawrence, Lee, Morgan, and Magoffin counties through 49 miles of distribution pipe. Our Kentucky operations provide service to approximately 1,600 residential and commercial customers.

2012 Expansion in Maine

On April 17, 2012, we entered into an agreement with United States Power Fund, L.P. to place a bid at a public auction on certain assets that were being foreclosed upon by USPF. Those assets included various parcels of land as well as a leasehold interest in a pipeline corridor easement running from Searsport to Limestone, Maine. The assets were owned by Loring BioEnergy, LLC and were being foreclosed upon by USPF due to LBE’s default on a loan that it had obtained from USPF. On June  4, 2012 we attended the public foreclosure auction and were the successful bidder.

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

The following table summarizes our major competitors by state.

State	Competition
Kentucky	Columbia Gas of Kentucky, Delta Gas, Kentucky Frontier Gas

Maine	Northern Utilities Inc., Maine Natural Gas, various fuel oil distributors, electric providers

Montana	Northwestern Energy, Montana-Dakota Utilities Co.

North Carolina	Various fuel oil distributors, electric providers

Ohio	Dominion East Ohio, Columbia Gas of Ohio, National Gas & Oil, various propane and fuel oil distributors, electric providers

Pennsylvania	Various propane and fuel oil distributors, electric providers

Wyoming	Various propane distributors, electric providers

Our marketing and production operations compete principally with other natural gas marketing firms doing business in Montana and Wyoming.

Propane Operations

We have propane operations in North Carolina and Virginia. We generally face competition in the distribution and sales of natural gas from suppliers of other fuels, including coal, electricity, natural gas and oil. Traditionally, the principal considerations affecting a customer’s selection over competing energy sources include service, price, equipment costs, reliability, and ease of delivery. In addition, the type of equipment already installed in a business or residence significantly affects the customer’s choice of energy. Households in recent years have generally preferred the installation of natural gas and/or propane for space and water heating as an energy source.

Gas Supply Marketers and Gas Supply Contracts

Our local distribution companies purchase gas from various gas supply marketers for resale to our customers. The market forces of supply and demand determine the price of natural gas and affect the purchase price that our companies will pay for gas. The price we charge to our end users is a pass through commodity rate. This gas cost recovery rate includes not only the cost of the commodity, but also the transportation fees to move gas from major supply areas to our customers. We maintain a portfolio of both fixed price and market price contracts for its gas cost recovery customers. We use such arrangements to protect profit margins on future obligations and for protection in volatile natural gas markets. This portfolio includes a supply mixture of both interstate natural gas as well as locally produced natural gas. Our cost of gas is reviewed and approved by various public utility commissions. Jefferson Energy Trading has been a significant, non-exclusive gas supply marketer for our marketing and production subsidiary, EWR. EWR also supplies itself with natural gas through the ownership of natural gas producing wells in operation in north central Montana. For more information, see the sections captioned “Marketing and Production” and “Natural Gas Operations”.

Natural gas can be stored for indefinite periods of time. Traditionally, natural gas has been a seasonal fuel. We purchase and store natural gas during the summer months when demand and prices are low. This stored gas plays a vital role in ensuring that any excess supply delivered during the summer months is available to meet the increased demand of our customers during the winter months.

Governmental Regulation

State Regulation

Our utility operations are subject to regulation by the KPSC, MPUC, MPSC, NCUC, PUCO, PaPUC, and the WPSC. These authorities regulate many aspects of our distribution operations, including construction and maintenance of facilities, operations, safety, and regulatory rates charged to our customers which control the rate of return we are allowed to realize. For additional discussion of our Natural Gas Operations segment’s rates and regulation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”.

Rate Regulation, Cost Recovery and Rate Cases

Utility ratemaking is the statutory process by which our utilities set the price we charge to our customers for utility service. It determines a utility’s revenue requirements and sets the prices paid for service accordingly. Ratemaking, carried out through “rate cases” before a public utility commission, serves as one of the primary instruments of government regulation of our utilities. The various regulatory commissions approve rates intended to permit a reasonable rate of return on investment. Funds for capital expenditures are typically obtained from capital loans or investments, revenue which recovers investment cost as depreciation expense, and undistributed retained earnings. Under regulation, our total revenue requirements (the prices paid by our customers) are limited to an amount that will yield a specified annual return on the value investment of property used and useful in public service (rate base), plus reimbursement of all necessary and proper operating expenses, taxes, interest, and depreciation. The price charged meets the test of reasonableness by our regulatory commissions and customers and at the same time permits our shareholders to earn a fair return on their investment. When our fair rate of return deviates from the assumptions used in establishing the rates, a deviation in our earned return occurs. When this becomes substantial, new proceedings are necessary to adjust the rates to provide for a fair return.

Kentucky

Our Kentucky operation generates revenue under a traditional rate-base tariff subject to regulation by the KPSC. Our tariff is structured to enable a reasonable rate of return on investment based upon a “rate base” process. Along with the traditional rate is the gas cost mechanism which is a pass-through to the customer. The KPSC incorporates a purchased-gas commodity cost adjustment mechanism that allows PGC to adjust rates periodically to recover changes in its wholesale gas costs.

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

Accordingly, our rates include transportation charges and customer charges. Additionally, if our cumulative profits exceed certain levels, we are then subject to a revenue sharing mechanism. Bangor Gas Company has never exceeded that cumulative profit level, thus the revenue sharing mechanism has not been triggered. Our Maine tariff also includes a purchased gas adjustment clause, which allows our operation to adjust rates monthly to recover changes in gas costs. In connection with our acquisition of Bangor Gas Company, the MPUC extended the ten-year rate plan that had been established in 1999 for Bangor Gas Company for an additional three years. The existing rate plan in Maine was effective until December 2012. The Company has submitted an application to continue the plan with the MPUC. The current rate plan remains in place while the Company’s application is processed by the MPUC.

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

Our Montana utility’s tariffs include a purchased gas adjustment clause, which allows our Montana operations to adjust rates periodically to recover changes in gas costs. We have right of way privileges for our Montana distribution systems either through franchise agreements or right of way agreements within our service territories.

North Carolina

Our North Carolina operations generate revenues under tariffs regulated by the NCUC. The tariffs are market-based rates structured to enable us to be competitive in the market place and provide a sufficient rate of return. In connection with our acquisition of Frontier Natural Gas, Energy West and NCUC agreed to extend the rate plan in place at the time of the acquisition for a period of five years. Accordingly, the staff of the NCUC did not reduce our rates during that period. The North Carolina regulatory framework, however, incorporates a purchased-gas commodity cost adjustment mechanism that allows Frontier to adjust rates periodically to recover changes in its wholesale gas costs.

When the NCUC approved our acquisition of Frontier Natural Gas, it instituted a set of regulatory conditions including a rate moratorium for a period of five years and a reduction of its margin rates for residential and small general firm service by 10%. These rates were maintained through September 2012, and the NCUC is satisfied with the continuance of our current rate. The margin rate consists of the tariff rate less benchmark gas costs.

Ohio and Pennsylvania

Our Ohio and Pennsylvania operations are regulated by the PUCO and the PaPUC. Our Ohio utilities operate under a traditional rate base regulatory mechanism. However, only NEO has tariff rates established by a general rate case. A cost of service analysis was done in that case resulting in a stipulation of all parties. The stipulation identified an authorized rate of return on rate base but did not articulate a capital structure or an allowable return on equity.

Orwell’s currently approved tariff rates were established in June 2007 in an “application not for an increase in rates,” sometimes referred to as a “first filing.” No cost of service analysis is required in a “first filing” and the PUCO approved the current rates by finding them not to be unjust or unreasonable.

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

Wyoming

Our Wyoming operations generate their revenues under tariffs regulated by the WPSC. The tariffs are structured to enable us to recover a reasonable rate of return based on investment plus reimbursement of reasonable operating expenses, taxes, interest, and depreciation. Our rate of return is subject to annual review by the WPSC. Our Wyoming operations’ tariffs include a purchased gas adjustment clause, which allows our Wyoming operations to adjust rates periodically to recover changes in gas costs.

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

Holding Company Reorganization and Ring-Fencing Measures

In August 2009, we implemented a holding company structure to reduce the regulatory limitations imposed by state regulatory commissions on our non-utility operations or on utility operations in states outside of their individual jurisdictions. However, each of our state regulatory commissions may still place limitations on us with respect to certain corporate and financial activities and with respect to the regulated activities in their states. For example, as a condition to approving our holding company reorganization, the MPSC and WPSC each imposed certain ring-fencing measures. These regulatory conditions covered a variety of activities, including a requirement that our regulated natural gas operating subsidiaries in Maine, Montana, North Carolina and Wyoming must meet certain notice and financial requirements prior to paying dividends, and that our Maine and North Carolina utilities, which are currently subsidiaries of our subsidiary Energy West, be converted to direct subsidiaries of Gas Natural upon the earlier of the expiration or refinance of Energy West’s debt, unless segregating the Maine and North Carolina operations would be detrimental to our Montana or Wyoming customers. In that event, Energy West would have the opportunity to request a waiver of the spin-off requirement from the MPSC and WPSC. When Energy West sought to refinance its debt in 2012, it determined the required spin-off of the Maine and North Carolina operations would be detrimental to its customers in all four states, and therefore, sought appropriate waivers from the MPSC and WPSC. The MPSC and WPSC each granted the requested waiver, but any future refinancing will require an additional waiver or the spin-off of our Maine and North Carolina operations. In addition, the MPUC and the NCUCC have both expressed reluctance to permit the spin-off required by the MPSC. Therefore, it is unclear what regulatory conditions will be imposed with respect to the structure of Energy West in the future and the impact on Energy West in the event it receives conflicting regulatory orders from different commissions. In addition, each of the MPSC, MPUC, NCUCC and WPSC have issued ring-fencing and regulatory compliance requirements that Energy West and its regulated subsidiaries in Montana, Maine, North Carolina and Wyoming must continue to meet on an on-going basis. We obtained the approval of the WPSC for our holding company reorganization in October 2008, but in connection with its approval of our acquisition of the Ohio and Pennsylvania utilities, the WPSC issued an order, affirmed on rehearing issued in November 2011, holding Gas Natural subject to its general jurisdiction over public utilities. In December 2011, we timely filed a petition for review of the WPSC order in the Laramie County, Wyoming District Court. On October 9, 2012, the District Court reversed the WPSC’s finding of jurisdiction and remanded to the WPSC for additional findings. The WPSC has scheduled a hearing on the matter on April 3 and 4, 2013. Until the jurisdictional issue is resolved, we cannot predict whether or when the WPSC will assert jurisdiction over us in the future, including activities that take place at the holding company level. If, following the hearing, the WPSC rules that is has jurisdiction over us with respect to a potential acquisition, refinancing of debt or other significant transaction and denies a request by us for exemption with respect to the transaction, it could delay, hinder or prevent us from completing the transaction. To date, none of the other public service commissions’ have asserted jurisdiction over Gas Natural, although we cannot predict whether or not any commission will attempt to do so in the future or under what circumstances.

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

Certificates of public convenience and necessity are required in Kentucky, Maine, North Carolina, Pennsylvania and Wyoming. In Maine, we have been granted the right by the MPUC to distribute gas in our service areas under certificates of public convenience and necessity. A currently certificated gas utility is not required to seek MPUC authority to serve in a municipality not served by another gas utility, but otherwise must seek MPUC approval to serve. In North Carolina, the right to distribute gas is regulated by the NCUC, which generally divides service territories by county, and we have been granted the right by the NCUC to distribute gas in the six counties in which we operate under certificates of public convenience and necessity from the NCUC. In Pennsylvania, our service territories are exclusive under certificates of public convenience and authority granted by PaPUC. In Wyoming, we have a certificate of public convenience and necessity granted by the WPSC for transportation and distribution covering the west side of the Big Horn Basin. Certificates of public convenience and necessity are not required in Ohio or Montana. In Kentucky, we cannot commence providing utility service to or for the public or begin the construction of any plant, equipment, property, or facility for furnishing to the public any services until we have obtained from the KPSC a certificate that public convenience and necessity require the service or construction. Upon the filing of an application for a certificate, and after any public hearing which the commission may in its discretion conduct for all interested parties, the commission may issue or refuse to issue the certificate. No utility can apply for or obtain any franchise, license, or permit from any city or other governmental agency until it has obtained a certificate of convenience and necessity from the KPSC.

Franchise agreements are utilized in Montana, North Carolina and Wyoming. In Montana, we hold franchise agreements in the cities of Great Falls and West Yellowstone. In North Carolina, we have franchise agreements with all of the incorporated municipalities in the six counties certificated by NCUC to install and operate gas lines in those municipalities’ streets and right-of-ways. In Wyoming, we hold franchise agreements in the cities of Cody and Meeteetse. We are not required to obtain franchise agreements for our operations in Kentucky, Maine, Ohio or Pennsylvania; although in Ohio, non-exclusive franchise ordinances or agreements are permitted.

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

Remediation of North Carolina Diesel Fuel Site

Included as part of our acquisition of Independence, we identified a piece of property that encountered a diesel fuel spill and required environmental cleanup. This property is currently used as a storage facility for the diesel fuel and propane that is utilized in our daily operations. We completed our voluntary remediation of the soil contaminants at the property and plan to monitor the site for future contaminants.

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

In 2012, the unseasonably warm weather in the first quarter materially impacted our sales revenue for the year. Heat degree days were down on average across all of our utilities by 10%. Since we do not have a weather normalization adjustment in our rates, our revenue is temperature-sensitive as reflected in our gross margin for 2012.

Employees

We had a total of 244 employees as of December 31, 2012 of which, 238 are full time, 206 are employed by our natural gas operations, 3 by our marketing and production operations, 17 by our propane operations, and 18 that spend time in all of the segments of operations. Our natural gas operations include 16 employees represented by two labor unions, the Laborers Union and Local Union No. 41. Negotiations were completed in June 2010 with the Laborers Union, with a contract in place until June 30, 2013. A three-year contract with Local Union No. 41 expires June 30, 2013. We believe our relationship with our employees and unions is good.

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

The public utility commissions in states where we operate and FERC regulate many aspects of our distribution and transmission operations. State regulatory agencies set the rates that we may charge customers, which effectively limit the rate of return we are permitted to realize. Our ability to obtain rate increases and rate supplements to maintain the current rate of return and/or recover costs depends upon regulatory discretion. There can be no assurance that we will be able to obtain rate increases or rate supplements or continue to receive the current authorized rates of return, which could negatively impact our financial condition and results of operations.

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

The regulatory agencies that oversee our utility operations may review retrospectively our purchases of natural gas on an annual basis. The purpose of these annual reviews is to reconcile the differences, if any, between the amount we paid for natural gas and the amount our customers paid for natural gas. If any costs are disallowed in this review process, these disallowed costs would be expensed in the cost of gas but would not be recoverable in the rates charged to our customers. The various state regulatory agencies’ review of our gas purchase practices create the potential for the disallowance of our recovery through gas cost recovery pricing mechanisms. Significant disallowances could affect our earnings and cash flow.

An examination is currently pending for NEO and Orwell under the GCR mechanism. NEO’s audit covered the GCR mechanism from September 2009 through May 2012, and Orwell’s GCR mechanism covered July 2010 through June 2012. A hearing is scheduled for April 30, 2013 and we are currently evaluating the report and the impact on our financial statements.

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

In 2012, the seasonably warm weather in the first quarter materially impacted our sales revenue for the year. Heat degree days were down on average across all of our utilities by 10%. Since we do not have a weather normalization adjustment in our rates, our revenue is temperature-sensitive as reflected in our gross margin for 2012.

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

As a result of the energy crisis in California during 2000 and 2001, the bankruptcy of some energy companies, and the volatility of natural gas prices in North America, companies in regulated and unregulated energy businesses have generally been under increased scrutiny by regulators, participants in the capital markets and debt rating agencies. In addition, the Financial Accounting Standards Board or the Securities and Exchange Commission may enact new accounting standards that could impact the way we are required to record revenue, expenses, assets and liabilities. In addition, state utility regulatory agencies could enact more stringent rules or standards with respect to rates, cost recovery, safety, construction, maintenance or other aspects of our operations. We cannot predict or control what effect proposed regulations, events in the energy markets or other future actions of regulatory agencies or others in response to such events may have on our earnings or access to the capital markets.

We acquired interests in our natural gas wells by quitclaim deed and cannot guarantee that we hold clear title to our interests or that our interests will not be challenged in the future.

We have an ownership interest in 160 natural gas producing wells in Montana, which provide our marketing and production operations a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells provided approximately 19.9% of the volume requirements for EWR’s Montana market for 2012. We acquired our interests in the wells in 2002 and 2003 by quitclaim deed conveying interests in certain oil and gas leases for the wells. Because the sellers conveyed their interests by quitclaim, we received no warranty or representation from them that they owned their interests free and clear from adverse claims by third parties or other title defects. We have no title insurance, guaranty or warranty for our interests in the wells. Further, the wells may be subject to prior, unregistered agreements, or transfers which have not been recorded.

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

We have a net deferred tax asset of $12.8 million and we cannot guarantee that we will be able to generate sufficient future taxable income to realize a significant portion of this net deferred tax asset, which could lead to a write-down (or even a loss) of the net deferred tax asset and adversely affect our operating results and financial position.

We recorded a net deferred tax asset as the result of our acquisitions of Frontier Natural Gas and Bangor Gas Company in 2007. This tax asset was $12.8 million at December 31, 2012. We may continue to depreciate approximately $82.0 million of Frontier and Bangor’s capital assets using the useful lives and rates employed by those companies, resulting in future potential federal and state income tax benefits over a 20-year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit was limited during the first five years following the acquisitions.

Management will reevaluate the valuation allowance each year on completion of updated estimates of taxable income for future periods, and will reduce the deferred tax asset by the new valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the recognized deferred tax assets. In addition, we cannot guarantee that we will be able to generate sufficient future taxable income to realize the $12.8 million net deferred tax asset over the remaining useful life of the asset. A write down in the deferred tax asset or expiration of the asset before it is utilized would adversely affect our operating results and financial position.

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

Our Company’s operations could give rise to risk in cyber security attacks.

On October 13, 2011, the SEC’s Division of Corporation Finance issued Topic No.2, Cyber security, relating to cyber security risks and cyber incidents. We rely extensively on computer systems to process transactions, maintain information and manage our business. Disruptions in our computer systems could impact our ability to service our customers and adversely affect our sales and the interruption of operations.

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

The integration of the management, personnel, operations, products, services, technologies, and facilities of any businesses that we have acquired or may acquire in the future could involve unforeseen difficulties. These difficulties could disrupt our ongoing businesses, distract our management and employees, and increase our expenses, which could have a material adverse effect on our business, financial condition, and operating results.

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

In 2011, we failed to meet certain financial covenants in the note purchase agreements with Sun Life. Sun Life waived its rights and remedies of the breaches of these covenants and we modified the financial covenants related thereto. Pursuant to the amendments to the note purchase agreements, we had agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 by May 31, 2012 to be drawn upon by Sun Life if and when any event of default had occurred.

After discussion with Sun Life, the parties agreed to change the $750,000 letter of credit requirement to a cash deposit in a reserve account whereas Sun Life is the beneficiary. Sun Life requires debt service reserve accounts to be created for $1,072,476 to cover approximately one year of interest payments. We are not able to use these funds in the debt service reserve accounts for operational cash purposes. The terms allow us to withdraw the money if a letter of credit is received to replace the restricted cash.

These covenants place constraints on our business and may adversely affect our growth, business, earnings, cash flow, liquidity, and financial condition. Our failure to comply with any of the financial covenants in the credit facilities may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the credit facilities or other agreements we may enter into from time to time that contain cross-acceleration or cross-default provisions. If this occurs, there can be no assurance that we would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on our business, earnings, cash flow, liquidity and financial condition.

Like other small-cap companies, the price of our common stock can be volatile due to its relatively low trading volume, and sales of shares by our directors and officers could cause decreases in price.

As a smaller public company, our common stock typically has a lower trading volume than Fortune 500 companies and other larger public companies. As of December 31, 2012, our average daily volume for 2012 was 14,124 shares. This low trading volume may have a significant effect on the market price of our common stock. As of December 31, 2012, our directors and officers control 15.4% of our outstanding shares, which contributes to our low public float, and sales by those individuals could be perceived unfavorably in the market and adversely affect the price of the Company’s common stock. Also, Mr. Osborne has pledged his stock to secure various debts. If a default occurs on one or more of these obligations, the pledgees may seek to sell Mr. Osborne’s shares, which could adversely affect our stock price.

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

In 2011, we failed to meet certain financial covenants in the note purchase agreements with Sun Life. Sun Life waived its rights and remedies of the breaches of these covenants and we modified the financial covenants related thereto. Pursuant to the amendments to the note purchase agreements, we had agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 by May 31, 2012 to be drawn upon by Sun Life if and when any event of default had occurred.

After discussion with Sun Life, the parties agreed to change the $750,000 letter of credit requirement to a cash deposit in a reserve account whereas Sun Life is the beneficiary. Sun Life requires debt service reserve accounts to be created for $1,072,476 to cover approximately one year of interest payments. We are not able to use these funds in the debt service reserve accounts for operational cash purposes. The terms allow us to withdraw the money if a letter of credit is received to replace the restricted cash.

These covenants place constraints on our business and may adversely affect our growth, business, earnings, cash flow, liquidity, and financial condition. Our failure to comply with any of the financial covenants in the credit facilities may result in an event of default which, if not cured or waived, could result in the acceleration of the debt under the credit facilities or other agreements we may enter into from time to time that contain cross-acceleration or cross-default provisions. If this occurs, there can be no assurance that we would be able to refinance or otherwise repay such indebtedness, which could result in a material adverse effect on our business, earnings, cash flow, liquidity and financial condition.

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

We obtained the approval of the WPSC for our holding company reorganization in October 2008, but subsequently in connection with our acquisition of the Ohio operations, the WPSC issued an order, affirmed on rehearing issued in November 2011, holding us subject to its general jurisdiction over public utilities. In December 2011, we timely filed a Petition for Review of the WPSC order in the Laramie County, Wyoming District Court. On October 9, 2012, the District Court reversed the WPSC’s finding of jurisdiction and remanded to the WPSC for additional findings. The WPSC has scheduled a hearing on the matter on April 3 and 4, 2013. Until the jurisdictional issue is resolved, we cannot predict whether or when the WPSC will assert jurisdiction over us, including activities that take place at the holding company level. If, following the hearing, the WPSC rules that it has jurisdiction over us with respect to any potential acquisition, refinancing of debt or other significant transaction and denies a request by us for exemption with respect to the transaction, it could delay, hinder or prevent us from completing the transaction, negatively impacting our financial condition, results of operations, and growth.

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

We have entered into agreements and transactions in which our directors have a financial interest. For example, we have entered into an agreement with Richard M. Osborne, our chairman of the board and chief executive officer to purchase the assets of JDOG Marketing. JDOG Marketing is engaged in the business of marketing natural gas and is controlled by Mr. Osborne. In the future we may enter into other additional related party transactions on a case by case basis. For more information on our related party transactions, see “Certain Relationships and Related Party Transactions” on page 27 of our definitive proxy statement for the 2012 annual meeting filed with the SEC on November 19, 2012.

ITEM 2. PROPERTIES.

MAINE

In Bangor, Maine, we leased two office buildings under long-term lease agreements. On December 30, 2012, we completed construction of a 16,000 square foot building that has a combination of office, shop and warehouse space which supports our office, maintenance and construction operations. We have approximately 152 miles of transmission and distribution lines and related metering and regulating equipment in Maine.

MONTANA AND WYOMING

In Great Falls, Montana, we own an 11,000 square foot office building and a 3,000 square foot service and operating center (with various outbuildings), which supports day-to-day maintenance and construction operations. We own approximately 581 miles of underground distribution lines, or “mains,” and related metering and regulating equipment in Montana. In West Yellowstone, Montana, we own an office building and a liquefied natural gas plant. In the town of Cascade we own two large propane storage tanks. In Cut Bank, Montana we own an office building/operating center.

In Cody, Wyoming, we lease office and service buildings under long-term lease agreements. We own approximately 653 miles of transmission and distribution mains and related metering and regulating equipment, all of which are located in or around Cody, Meeteetse, and Ralston, Wyoming.

Our pipeline operations own two pipelines in Montana and Wyoming. One is currently being operated as a gathering system. The other pipeline is operating as a FERC regulated natural gas interstate transmission line. The pipelines extend from north of Cody, Wyoming to Warren, Montana.

NORTH CAROLINA AND VIRGINIA

Our North Carolina natural gas operations are headquartered in Elkin, North Carolina. We rented a 16,000 square foot building that has a combination of office, shop and warehouse space during 2011. On January 1, 2012, we completed construction of a 15,324 square foot building that has a combination of office, shop and warehouse space. We own approximately 421 miles of transmission and distribution lines and related metering and regulating equipment in North Carolina. In Boone, North Carolina, we lease an office building/operating center.

Our North Carolina propane operations are headquartered in West Jefferson, North Carolina. The 3,000 square foot space is rented as a combination of office building and operating center.

Our Virginia propane operations are headquartered in Independence, Virginia. The 3,600 square foot space is rented as a combination of office building and operating center.

OHIO AND WESTERN PENNSYLVANIA

The Company maintains facilities for its Ohio and Western Pennsylvania operations located in Lancaster, Mentor, Orwell, and Strasburg, Ohio. The Lancaster, Orwell, and Strasburg leases serve as office and service space with various long-term lease agreements with related parties. In addition, we lease 11,000 square feet of office space in Mentor, Ohio that serves as the offices for our chief executive officer, chief financial officer and certain other personnel associated with our Ohio subsidiaries and our holding company operations under a three year lease agreement. We own approximately 1,231 miles of transmission and distribution lines and related metering and regulating equipment in Ohio and Western Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in lawsuits that have arisen in the ordinary course of business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

On June 20, 2012, Gas Natural was named as a defendant in a lawsuit captioned RBS Citizens N.A., dba Charter One v. Richard M. Osborne, Gas Natural Inc. (f/k/a Energy, Inc.) and the Richard M. Osborne Trust, Case No. CV-12-784656, which was filed in the Cuyahoga County Court of Common Pleas in Ohio. In an effort to collect on judgments obtained against Richard M. Osborne, our chairman and chief executive officer, the complaint seeks: (1) an order requiring Gas Natural to pay over to RBS Citizens any distributions due to Mr. Osborne by virtue of his ownership in Gas Natural as well as any proceeds payable to him as part of the previously announced proposed acquisition of JDOG Marketing; (2) the imposition of a constructive trust on dividends or assets that Mr. Osborne might receive as part of the acquisition of JDOG Marketing; and (3) an injunction preventing the acquisition of JDOG Marketing. We believe the claims concerning the JDOG Marketing transaction to be without merit and have filed a motion for summary judgment. On March 18 2013, RBS filed a motion to dismiss counts two and three and for summary judgment on count one of its complaint. The court has not yet ruled on the motion which we are not opposing.

In 2010, Bangor Gas Company, our Maine utility, asserted a claim against H.Q. Energy Services (US), Inc. for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against us for reimbursement of certain transportation charges that HQ paid to a third party. The parties agreed to arbitration and on September 1, 2011, the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to us. The arbitrators also ordered us to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay us for future fuel reimbursements for the remaining term of the agreement. On September 23, 2011, the arbitrators clarified their initial order to require HQ to reimburse us for the past transportation charges awarded by the arbitrators if the FERC determined that our payment of the transportation charges was not consistent with FERC policy. On November 10, 2011, the FERC’s Office of General Counsel issued a no-action letter indicating that the FERC staff could not assure us that the FERC would not recommend enforcement action if we made the payments to HQ required by the arbitration award. As a result, on November 30, 2011, we filed an action in the United States District Court, District of Maine against HQ seeking to vacate the arbitration award against us and confirm that portion of the award requiring HQ to return the transportation payments to us and obtain an award of past fuel reimbursements in addition to the prospective award made by the arbitrators. On March 1, 2012, the court issued an order confirming the arbitration award against us, rejecting our claim for past fuel costs, and denying our claim for reimbursement of transportation charges on the grounds that the FERC no-action letter was not a final, binding finding by the FERC of the consistency of the payments with FERC policy. On March 30, 2012, we filed an action with the United States Court of Appeals for the First Circuit appealing the district court’s decision in its entirety. The appeal was denied on September 26, 2012.

Additionally, we also made a claim against HQ for personal property and real estate tax reimbursements which the Company claimed were due under the transportation contract with HQ. The parties participated in an arbitration hearing in connection with this matter on August 14 and 15, 2012, and on October 30, 2012, the arbitrators ruled that no reimbursements were due from HQ under the contract. The Company wrote off $427,083 in receivables due to the arbitrators’ decision.

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims that he was terminated in violation of Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. As a result, we believe his claims under Montana law are without merit, and we intend to vigorously defend this case on all grounds.

In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

OUR COMMON STOCK

Our common stock trades on the NYSE Amex under the symbol “EGAS”.

The following table sets forth, for the quarters indicated, the range of high and low prices of our common stock from the NYSE Amex Equities.

Year Ended 12/31/12	High	Low
First Quarter	$11.66	$11.00
Second Quarter	$11.49	$9.88
Third Quarter	$10.27	$9.83
Fourth Quarter	$10.07	$8.63

Year Ended 12/31/11	High	Low
First Quarter	$11.73	$10.40
Second Quarter	$11.83	$11.09
Third Quarter	$11.87	$10.54
Fourth Quarter	$11.42	$10.85

Holders of Record

As of March 18, 2013, there were approximately 294 record owners of our common stock. We estimate that approximately 7,425 additional shareholders own stock in accounts at brokerage firms and other financial institutions.

Dividend Policy

We paid a monthly dividend of $0.045 per share from January 01, 2012 through December 31, 2012.

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

Performance Graph

The graph below matches our cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Utilities index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2007 to December 31, 2012.

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

	Years Ended December 31,
($ in thousands, except share and per share)	2012	2011	2010
Summary of Operations:
Operating revenues	$93,816	$99,217	$91,500
Operating expenses:
Cost of sales	51,785	60,184	54,706
General and administrative	22,131	19,610	17,338
Maintenance	1,259	1,122	1,052
Depreciation and amortization	5,327	4,465	4,035
Accretion	161	142	128
Taxes other than income	3,552	3,452	3,162

Total operating expenses	84,215	88,975	80,421

Operating income	9,601	10,242	11,079

Other income (expense)	(802)	304	385

Total interest expense	(2,723)	(2,034)	(2,178)

Income before taxes	6,076	8,512	9,286

Income tax expense	(2,357)	(3,142)	(3,489)

Net income	$3,719	$5,370	$5,797

Other comprehensive income
Unrealized (loss) gain on available for sale securities, net of tax of $9, ($20), and $12, respectively	(15)	33	26

Comprehensive income	3,704	5,403	5,823

Earnings per common share - basic	$0.46	$0.66	$0.92
Earnings per common share - diluted	$0.46	$0.66	$0.92
Dividends per common share	$0.54	$0.54	$0.56
Weighted average common share outstanding - diluted	8,169,679	8,159,827	6,300,972

At Year End:
Current assets	$33,767	$39,958	$41,738
Total assets	174,463	156,411	137,728

Current liabilities	44,115	44,499	38,916

Total long-term debt	43,701	31,345	21,959
Total stockholders’ equity	76,344	74,772	73,702

Total capitalization	$120,045	$106,117	$95,661

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

EXECUTIVE OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 73,000 customers in total. Our natural gas utility subsidiaries are Bangor Gas Company (Maine), Brainard (Ohio), Cut Bank Gas Company (Montana), Energy West, Incorporated (Montana and Wyoming), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Company (Ohio), Orwell (Ohio and Pennsylvania), and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas, gas pipeline transmission, gathering and propane operations. Approximately 87% of our revenues in 2012 were derived from our natural gas utility operations.

The following summarizes the critical events that impacted our results of operations during the year ended December 31, 2012:

Although it was negatively impacted during 2012 by unusually warm weather in most of our markets, gross margin increased by $2,996,000 as a result of:

•	Customer growth in our North Carolina and Maine markets

•	A $774,000 increase for a take or pay contract with a large customer in Montana

•	Our newly formed LNG business returned new revenue and gross margin

•	The 2012 period includes the results of operations from PGC which was acquired on April 1, 2012

•	The 2012 period includes a full year of operations from our propane operations segment

Net income decreased $1,651,000 in 2012 primarily due to an increase in costs as follows:

•

Operating expenses increased in 2012 compared to 2011 due to increases in bad debt expense including an increase in the allowance for doubtful accounts for the $774,000 take or pay contract discussed above, and depreciation from increased capital expenditures

•	The 2012 period includes the expenses of operations from PGC and a full year of operations from our propane operations segment

•	Costs related to acquisitions were significantly higher in 2012 than in 2011.

•	We incurred costs in 2012 in connection with our CEO’s stock sale which was completed during the second quarter of 2012.

•	The average balance on our Bank of America line of credit was higher in 2012 compared to 2011, causing an increase in interest expense.

In addition, 2011 included a pre-tax gain of $955,000 on the bargain purchase of the assets of Independence Oil & LP Gas, Inc., which was offset in part in 2011 by an impairment charge of $790,000 in Kykuit Resources, our unconsolidated affiliate.

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

The application of ASC 980 results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. In some cases, we record regulatory assets before we have received approval for recovery from the state regulatory agencies. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base this conclusion on certain factors, including changes in the regulatory environment, recent rate orders issued by regulatory agencies, and the status of any potential new legislation. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or for probable future refunds to customers. At December 31, 2012, our total regulatory assets were $3.3 million and our total regulatory liabilities were $1.3 million. A write-off of the regulatory assets and liabilities could have a material impact on our consolidated financial statements.

Our natural gas segment contains regulated utility businesses in the states of Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania, and Wyoming and the regulation varies from state to state. If future recovery of costs, in any such jurisdiction, ceases to be probable, we would be required to charge these assets to current earnings. However, there are no current or expected proposals or changes in the regulatory environment that impact the probability of future recovery of these assets. In addition, deregulation would be a change that occurs over time, due to legal processes and procedures, which could moderate the impact to our consolidated financial statements.

Our most significant regulatory asset/liability relates to the recoverable/refundable costs of gas purchases. We account for purchased gas costs in accordance with procedures authorized by the state regulatory agencies, under which purchased gas costs that are different from those provided for in present rates are accumulated and recovered or credited through future rate changes.

Our gas cost recoveries are monitored closely by the regulatory commissions in all of the states in which we operate. The gas cost recoveries are adjusted monthly in five of the seven states in which we operate, and semi-annually or annually in the other two. In addition, all of the states in which we operate require us to submit gas procurement plans, which we follow closely. These plans are reviewed annually by each of the regulatory commissions. The adjustment of gas cost recoveries and the gas procurement plans reduce the risk of disallowance of recoverable gas costs. Based on our experience, we believe it is highly probable that we will recover the regulatory assets that have been recorded.

We use our best judgment when recording regulatory assets and liabilities. Regulatory commissions, however, can reach different conclusions about the recovery of costs and those conclusions could have a material impact on our consolidated financial statements.

Accumulated Provisions for Doubtful Accounts

We encounter risks associated with the collection of our accounts receivable. As such, we record a provision for those accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, we primarily utilize current conditions as well as historical bad debt write-offs as a percentage of aged receivables. The underlying assumptions used for the provision can change from period to period and the provision could potentially cause a material impact to the accompanying financial statements by overstating liquidity and over-valuing net worth. The actual weather, commodity prices, and other internal and external economic conditions, such as the mix of the customer base between residential, commercial and industrial, may vary significantly from our assumptions and may impact our operating income.

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

Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed. Likewise, the associated gas costs are recorded as cost of revenue and a payable and the prior month’s estimate is reversed. Actual price and usage patterns may vary from these assumptions and may impact revenues recognized and costs recorded. The critical component of calculating unbilled revenue is estimating the usage on a calendar month basis. Our estimated volumes used in the unbilled revenue calculation have varied from our actual monthly metered volumes by less than plus or minus 10% on December 31, 2012 and December 31, 2011. A variance of 10% on our gross margin from unbilled revenue at December 31, 2012 would have been plus or minus $136,000.

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

We have a deferred tax asset of approximately $12.8 million as of December 31, 2012 related to the carryover tax basis of Frontier Utilities and Penobscot Natural Gas. The $12.8 million deferred tax asset relates to acquisitions of these two subsidiaries during 2007. The carryover tax basis is subject to Section 382 of the Internal Revenue Code. Due to limitations imposed under Section 382, our tax depreciation is limited in tax years 2007 through 2012. We have approximately $35.4 million of carryover tax basis as of December 31, 2012. Starting in 2012, we will recognize potential future federal and state income tax benefits of approximately $12.8 million over the remaining life of the carryover tax basis of the assets. For the federal income tax purposes, we concluded that the realization of the deferred tax asset associated with the carryover tax basis will be realized in future reporting periods based on future taxable income projections. For state income tax purposes, we concluded that the realization of the deferred tax asset associated with the carryover tax basis will not be realized, due to state net operating loss carryovers and future state taxable income projections. As such, management has placed a valuation allowance of approximately $1.7 million on the state deferred tax assets associated with the carryover tax basis of its subsidiaries acquired during 2007.

Management will reevaluate the valuation allowance each year based on future taxable income projections, and will adjust the deferred tax asset valuation allowance, if based on the weight of available evidence, it is more-likely-than not that we will realize some portion or all of the deferred tax assets. If the projections indicate that we are unable to use all or a portion of the net deferred tax assets, we will adjust the valuation allowance to income tax expense (benefit). The valuation allowance is based on projections of our taxable income in future reporting years. Based on future taxable income projections, our state net operating losses will not be realized, as such, management has placed a valuation allowance of approximately $2.4 million on the state deferred tax asset associated with state net operating losses.

For the federal tax portion, the five year Internal Revenue Code limitation period discussed above expired in 2012. Based on our estimates of taxable income, we project that we will recover approximately 97 of the remaining benefit in the next nine years, with 3% recovered in small increments in the remaining years. Based on this analysis, we believe that a valuation allowance on the federal portion of the benefit is not necessary. Failure to achieve projected levels of profitability could lead to a write-down in the deferred tax asset if the recovery period becomes uncertain or longer than expected and could also lead to the expiration of the deferred tax asset between now and 2029, either of which would adversely affect our operating results and financial position.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which is completed in the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

Lease Commitments

Capital Leases

We apply the guidance of ASC 840 to determine if a lease meets the definition of a capital lease. A lease must meet one of four criteria to meet the requirements of a capital lease. If capital lease requirements are met, we must measure a capital lease asset and capital lease obligation initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, excluding any executory costs. If the present value of the minimum lease payments exceeds the fair value of the leased property at lease inception, the amount measured initially as the asset and obligation shall be the fair value.

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

For the year ended December 31, 2012, revenue decreased $5,402,000 due to warmer weather and lower natural gas prices. Gross margin increased $2,996,000 due to an increase in customer growth in our North Carolina and Maine markets, as well as a $774,000 increase for a take or pay contract with a large customer in Montana, offset by warmer weather in the majority of our markets. Net income decreased $1,651,000 due to increased operating expenses of $3,638,000. The increase was a result of an increase in bad debt expense of $895,000 which included a write off of the $774,000 take or pay contract discussed above, an increase in depreciation of $645,000 due to increased capital expenditures, an expense associated with our newly acquired subsidiary, PGC of $358,000, a full year of operations for our propane segment resulting in increased expenses of $1,206,000, and expenses in our corporate and other segment of $153,000.

EARNINGS

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Net Income — Net income for the year ended December 31, 2012 was $3,719,000 or $0.46 per diluted share, compared to $5,370,000 or $0.66 per diluted share for the year ended December 31, 2011, a decrease of $1,651,000. This was primarily due to the warm weather in 2012 and higher operating and acquisition expenses. Net income from our natural gas operations decreased by $1,347,000, due primarily to warmer weather and higher operating expenses. Net income from our gas marketing and production operations increased by $887,000 due to increased net income from our LNG business. Net income from our pipeline operations decreased

$69,000. Net income from our propane operations decreased $603,000 mainly due to a pre-tax gain on the bargain purchase of the assets of Independence of $955,000 in 2011. Net loss from our corporate and other operations increased $519,000.

Revenues — Revenues decreased by $5,401,000 to $93,816,000 for the year ended December 31, 2012 compared to $99,217,000 for 2011. The decrease was primarily attributable to (1) a natural gas revenue decrease of $8,689,000 due to warmer weather in the majority of the markets we serve, lower prices for natural gas passed through to customers which was offset by growth in customers and revenue in our Maine and North Carolina markets (2) an offsetting increase in revenue from our marketing and production operation of $1,703,000, primarily as a result of sales from our newly formed LNG line of business; and (3) a full year of operations from our propane segment in 2012 compared to only five months in 2011 which caused an increase in revenue of $1,600,000.

Gross Margin — Gross margin increased by $2,997,000 to $42,031,000 for the year ended December 31, 2012 compared to $39,034,000 for the same period in 2011. Gross margin from our natural gas operations increased $1,843,000. Lower margin due to the warm weather was offset by growth in customers and margin in our North Carolina and Maine markets and margin of $774,000 recorded from a take or pay contract with a large customer in Montana now in Chapter 11 bankruptcy. Gross margin from our marketing and production operations increased $221,000, primarily from our LNG business and our propane operations returned an increase in gross margin of $948,000 on a full year of operations in 2012 compared to five months in 2011.

Operating Expenses — Operating expenses, other than cost of sales, increased by $3,638,000 to $32,429,000 for the year ended December 31, 2012 compared to $28,791,000 for the same period in 2011. Operating expenses in natural gas operations increased by $2,320,000 due primarily to increases in bad debt expense of $1,110,000, including the addition to our allowance for doubtful accounts for the $774,000 of revenue discussed above, depreciation of $645,000 due to the increases in capital expenditures, and expenses associated with our newly acquired subsidiary PGC of $358,000. A full year of operations from our propane operations segment resulted in an increase in expenses of $1,206,000 and expenses in the corporate and other segment increased by $153,000.

Loss from Unconsolidated Affiliate — Loss from unconsolidated affiliate decreased by $868,000 to $9,000 for the year ended December 31, 2012 compared to $877,000 for the same period in 2011. The 2011 period included an impairment charge of $790,000.

Other Income (Expense), net — Other income (expense) increased by $20,000 to $440,000 for the year ended December 31, 2012 compared to $420,000 for the same period in 2011. The increase was primarily due to the net income of our newly formed insurance agency, Lone Wolfe, which accounted for $7,000 of the increase.

Gain on Bargain Purchase — The gain on bargain purchase for the year ended December 31, 2011 is the result of the pre-tax gain of $955,000 due to the purchase of Independence on August 1, 2011.

Acquisition Expense — Acquisition expense increased by $871,000 to $959,000 for the year ended December 31, 2012 compared to $88,000 for the same period in 2011. The increase is primarily the result of the costs related to various growth opportunities, including $361,000 for potential expansion of natural gas into a new state and a $407,000 increase in costs related to the proposed acquisition of JDOG Marketing.

Stock Sale Expense — Stock sale expense increased by $167,000 to $274,000 for the year ended December 31, 2012 compared to $107,000 for the same period in 2011. The increase is due to the expenses paid in connection with our CEO’s stock sale which was completed in, 2012.

Interest Expense — Interest expense increased by $689,000 to $2,723,000 for the year ended December 31, 2012 compared to $2,034,000 for the same period in 2011. The balance on our Bank of America line of credit averaged $20,111,000 during 2012, compared to $14,548,000 during 2011, causing additional interest expense. In addition, our Ohio subsidiaries issued new debt in May 2011 resulting in $633,000 of interest expense in 2011 as compared to a full year of interest expense of $1,107,000 in 2012.

Income Tax Expense — Income tax expense decreased by $785,000 to $2,357,000 for the year ended December 31, 2012 compared to $3,142,000 for the same period in 2011. The decrease is primarily due to the reduction in pre-tax income. In addition, the 2012 and 2011 periods each included a tax benefit from the true-up to the prior year’s tax return of $193,000 and $326,000, respectively, causing an offsetting increase in tax expense between the two years of $133,000.

Net Income by Service Area

The components of net income (loss) for 2012 and 2011 are:

	Years Ended December 31,
($ in thousands)	2012	2011

Natural Gas Operations
Energy West Montana (MT)	$798	$1,493
Energy West Wyoming (WY)	(2)	367
Frontier Natural Gas (NC)	2,103	1,510
Bangor Gas (ME)	1,439	1,725
Ohio Companies (OH and PA)	229	721
Kentucky (KY)	(100)	-
Gas Natural Energy Solutions	-	(2)

Total Natural Gas Operations	$4,467	$5,814
Marketing & Production Operations	600	(287)
Pipeline Operations	93	162
Propane Operations	(348)	255

	4,812	5,944
Corporate & Other	(1,093)	(574)

Consolidated Net Income	$3,719	$5,370

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Years Ended December 31,
($ in thousands)	2012	2011

Natural Gas Operations
Operating revenues	$81,306	$89,995
Gas Purchased	42,486	53,018

Gross Margin	38,820	36,977
Operating expenses	29,124	26,804

Operating income	9,696	10,173
Other income	418	639

Income before interest and taxes	10,114	10,812
Interest expense	(2,512)	(1,926)

Income before income taxes	7,602	8,886
Income tax expense	(3,135)	(3,072)

Net Income	$4,467	$5,814

Operating Revenues

	Years Ended December 31,
($ in thousands)	2012	2011
Full Service Distribution Revenues
Residential	$35,016	$41,219
Commercial	33,501	37,314
Industrial	814	895
Other	104	172

Total full service distribution	69,435	79,600

Transportation	10,720	9,244
Bucksport	1,151	1,151

Total operating revenues	$81,306	$89,995

Utility Throughput

	Years Ended December 31,
(in million cubic feet (MMcf))	2012	2011

Full Service Distribution
Residential	4,349	4,644
Commercial	4,250	4,552
Industrial	178	150

Total full service	8,777	9,346

Transportation	10,301	9,050
Bucksport	14,144	13,925

Total Volumes	33,222	32,321

Heating Degree Days

A heating degree day is a measure of coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.

		Years Ended December 31,		Percent (Warmer) Colder 2012 Compared to
	Normal	2012	2011	Normal	2011
Great Falls, MT	7,508	6,828	7,800	(9.06%)	(12.46%)
Cody, WY	6,925	6,291	7,434	(9.16%)	(15.38%)
Bangor, ME	7,676	7,020	7,267	(8.55%)	(3.40%)
Elkin, NC	3,963	3,661	3,901	(7.62%)	(6.15%)
Youngstown, OH	6,349	5,345	6,024	(15.81%)	(11.27%)
Jackson, KY	4,451	3,870	-	(13.05%)	-

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Revenues and Gross Margin

Revenues decreased by $8,689,000 to $81,306,000 for the year ended December 31, 2012 compared to $89,995,000 for the same period in 2011. This decrease is the result of the following factors:

1)

Revenue from our Montana and Wyoming markets decreased $7,475,000 on a volume decrease of 506 MMcf in the year ended December 31, 2012 compared to the year ended December 31, 2011 due to warmer weather and lower prices for natural gas passed through to customers.

2)	Revenues from our Ohio market decreased $4,931,000. Revenue to full service customers decreased $5,049,000 on a volume decrease in 2012 of 374 MMcf compared to 2011.

3)	Revenue from our Maine and North Carolina markets increased by $3,244,000 on a volume increase from full service and transportation customers of 916 MMcf in 2012 compared to 2011.

4)	The recently acquired PGC accounted for $473,000 of additional revenue on volumes of 99 MMcf.

Gas purchased decreased by $10,532,000 to $42,486,000 for the year ended December 31, 2012 compared to $53,018,000 for the same period in 2011. The decrease is due to lower prices for natural gas in 2012 compared to 2011 combined with lower volume throughput to full service customers in our Montana, Wyoming and Ohio markets. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various public utility commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $1,843,000 to $38,820,000 for the year ended December 31, 2012 compared to $36,977,000 for the same period in 2011. Customer growth in our Maine and North Carolina markets offset the decrease in margin due to warmer weather in all of our service territories. Maine and North Carolina accounted for $2,434,000 of the increase, PGC for $191,000 and Montana and Wyoming for $3,000, offset by a decrease in Ohio of $784,000. Revenue and margin of $774,000 recorded from a take or pay contract with a large customer in Montana now in Chapter 11 bankruptcy offsets the decrease in margin in Montana due to warmer weather.

Earnings

The Natural Gas Operations segment’s income for the year ended December 31, 2012 was $4,467,000, or $0.55 per diluted share, compared to $5,814,000 or $0.71 per diluted share for the year ended December 31, 2011.

Operating expenses increased by $2,320,000 to $29,124,000 for the year ended December 31, 2012 compared to $26,804,000 for the same period in 2011. Increases in bad debt expense totaled $1,012,000 and include the addition to our allowance for doubtful accounts for the $774,000 of revenue from a customer in bankruptcy discussed above. Depreciation increased by $645,000 due to the increases in capital expenditures, and expenses associated with our newly acquired subsidiary, PGC, totaled $358,000.

Other income decreased by $221,000 to $418,000 for the year ended December 31, 2012 compared to $639,000 for the same period in 2011. Acquisition costs increased $154,000 due to the Loring purchase.

Interest expense increased by $586,000 to $2,512,000 for the year ended December 31, 2012 compared to $1,926,000 for the same period in 2011. The balance on our Bank of America line of credit averaged $20,111,000 during 2012, compared to $14,548,000 during 2011, causing additional interest expense. In addition, our Ohio subsidiaries issued new debt in May 2011 resulting in $633,000 of interest expense in 2011 as compared to a full year of interest expense of $1,107,000 in 2012.

Income tax expense increased by $63,000 to $3,135,000 for the year ended December 31, 2012 compared to $3,072,000 for the same period in 2011. The 2012 period included expense of $144,000 related to the true-up of the prior year’s tax return, while the 2011 period included a tax benefit of $333,000, for an increase in expense of $477,000. This is offset by the income tax benefit related to the decrease in pre-tax income in 2012 compared to 2011.

MARKETING AND PRODUCTION

Income Statement

	Years Ended December 31,
($ in thousands)	2012	2011

Marketing and Production
Operating revenues	$7,493	$5,790
Gas Purchased	5,953	4,471

Gross Margin	1,540	1,319
Operating expenses	805	873

Operating income	735	446
Other income (loss)	(6)	(877)

Income before interest and taxes	729	(431)
Interest expense	(134)	(88)

Income before income taxes	595	(519)
Income tax benefit (expense)	5	232

Net Income (Loss)	$600	$(287)

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Revenues and Gross Margin

Revenues increased by $1,703,000 to $7,493,000 for the year ended December 31, 2012 compared to $5,790,000 for the same period in 2011. Revenue from our new LNG business accounted for $2,087,000 of the increase, and is offset by a $318,000 decrease in production revenues due to lower prices received for volumes produced and a $66,000 decrease in revenues from our marketing operation. Revenue from increased sales volumes was offset by lower prices received for volumes sold.

Gross margin increased by $221,000 to $1,540,000 for the year ended December 31, 2012 compared to $1,319,000 for the same period in 2011. Our new LNG business returned $346,000 of gross margin and gross margin from our gas marketing operation increased by $176,000 due to the increased sales volumes. Offsetting these is a margin decrease from our production operation of $301,000 due to the lower prices received for volumes produced.

Earnings

The Marketing and Production segment’s income for the year ended December 31, 2012 was $600,000, or $0.07 per diluted share, compared to a loss of $287,000 or $0.04 per diluted share for the year ended December 31, 2011 due to increased income from our LNG business.

Operating expenses decreased by $68,000 to $805,000 for the year ended December 31, 2012 compared to $873,000 for the same period in 2011.

Other income (loss) increased by $871,000 to a loss of $6,000 for the year ended December 31, 2012 compared to a loss of $877,000 for the same period in 2011. The loss from an unconsolidated affiliate was $9,000 in 2012, compared to $877,000 in 2011. The 2011 period included an impairment charge of $790,000.

Income tax expense increased by $227,000 to a benefit of $5,000 for the year ended December 31, 2012 compared to benefit of $232,000 for the same period in 2011. Tax expense increased on the increase in pre-tax income in 2012 compared to 2011. The 2012 and 2011 periods each included a tax benefit from the true-up to the prior year’s tax return of $241,000 and $9,000 respectively, which causes an offsetting $232,000 benefit.

PIPELINE OPERATIONS

Income Statement

	Years Ended December 31,
($ in thousands)	2012	2011

Pipeline Operations
Operating revenues	$402	$418
Gas Purchased	-	-

Gross Margin	402	418
Operating expenses	198	172

Operating income	204	246
Other income	-	-

Income before interest and taxes	204	246
Interest expense	(13)	(16)

Income before income taxes	191	230
Income tax expense	(98)	(68)

Net Income	$93	$162

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Net income decreased by $69,000 to $93,000 for the year ended December 31, 2012 compared to $162,000 for the same period in 2011. The overall impact of the results of our pipeline operations was not material to our results of consolidated operations.

PROPANE OPERATIONS

Income Statement

	Years Ended December 31,
($ in thousands)	2012	2011

Propane Operations
Operating revenues	$4,615	$3,015
Gas Purchased	3,347	2,695

Gross Margin	1,268	320
Operating expenses	1,992	786

Operating loss	(724)	(466)
Other income	16	1,005

Income (loss) before interest and taxes	(708)	539
Interest expense	(23)	-

Income (loss) before income taxes	(731)	539
Income tax expense	383	(284)

Net Income (loss)	$(348)	$255

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Revenues and Gross Margin

Revenues increased by $1,600,000 to $4,615,000 for the year ended December 31, 2012 compared to $3,015,000 for the same period in 2011. The 2011 period included only five months of operations as the acquisition of the assets of Independence took place on August 1, 2011. This is offset by a decrease is sales of diesel fuel in 2012 due to the loss of a large customer.

Gross margin increased by $948,000 to $1,268,000 for the year ended December 31, 2012 compared to $320,000 for the same period in 2011. As explained above, the 2011 period included only five months of operations.

Earnings

The Propane Operations segment’s loss for the year ended December 31, 2012 was $348,000, or $0.04 per diluted share, compared to earnings of $255,000, or $0.03 per diluted share for the year ended December 31, 2011. The 2011 period included the pre-tax gain on the bargain purchase of the assets of Independence Oil & LP Gas, Inc. of $955,000.

Operating expenses increased by $1,206,000 to $1,992,000 for the year ended December 31, 2012 compared to $786,000 for the same period in 2011, as the 2011 period included only five months of operations.

Other income (loss) decreased by $989,000 to $16,000 for the year ended December 31, 2012 compared to $1,005,000 for the same period in 2011. The 2011 period included the pre-tax gain on the bargain purchase of the assets of Independence Oil & LP Gas, Inc. of $955,000.

Income tax expense decreased by $667,000 to a benefit of $383,000 for the year ended December 31, 2012 compared to an expense of $284,000 for the same period in 2011. The decrease is primarily due to the pre-tax loss in the 2012 period, compared to pre-tax income in the 2011 period.

CORPORATE AND OTHER

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Years Ended December 31,
($ in thousands)	2012	2011

Corporate and Other
Operating revenues	$-	$-
Gas Purchased	-	-

Gross Margin	-	-
Operating expenses	310	157

Operating income (loss)	(310)	(157)
Other income (loss)	(1,231)	(463)

Income before interest and taxes	(1,541)	(620)
Interest expense	(40)	(3)

Income before income taxes	(1,581)	(623)
Income tax benefit (expense)	488	49

Net Loss	$(1,093)	$(574)

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Results of corporate and other operations for the year ended December 31, 2012 include administrative costs of $310,000, acquisition costs of $805,000, $429,000 of which relate to the acquisition of JDOG Marketing, costs related to expenses for our CEO’s stock sale of $274,000, corporate expenses of $163,000, interest expense of $40,000, offset by interest income of $12,000 and income tax benefit of $488,000, for an net loss of $1,093,000.

Results of corporate and other operations for the year ended December 31, 2011 include administrative costs of $227,000, costs related to acquisition activities of $88,000, costs related to expenses for our CEO’s stock sale of $107,000, corporate expenses of $208,000, interest expense of $3,000, offset by interest income of $10,000, for a pre-tax loss of $623,000. The income tax benefit was $49,000 and consisted of a benefit of $234,000 related to the pre-tax loss, offset by an increase related to year-end allocation adjustments of $181,000 and an increase related to the difference in true-ups with the prior year’s tax return of $4,000. The end result is a net loss of $574,000.

CAPITAL SOURCES AND LIQUIDITY

Sources and Uses of Cash

Operating activities provide our primary source of cash. At December 31, 2012 and 2011, we had approximately $3.4 million and $10.5 million of cash on hand, respectively. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation and amortization, accretion, deferred income taxes and changes in working capital.

Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $23.9 million and $23.2 million at December 31, 2012 and 2011, respectively. This increase is primarily attributable to capital expenditures in our Maine and North Carolina markets due to expansion.

We made capital expenditures of $18.5 million and $23.2 million for the years ended December 31, 2012 and 2011, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $44.3 million and $31.4 million at December 31, 2012 and December 31, 2011, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $3.4 million at December 31, 2012, compared to $10.5 million at December 31, 2011.

	For the Years Ended December 31,
	2012	2011
Cash provided by operating activities	$8,617,000	$14,896,000
Cash used in investing activities	(23,252,000)	(25,011,000)
Cash provided by financing activities	7,566,000	7,593,000

Decrease in cash	$(7,069,000)	$(2,522,000)

OPERATING CASH FLOW

For the year ended December 31, 2012, cash provided by operating activities decreased by $6.3 million as compared to the year ended December 31, 2011. Major items affecting operating cash included a decrease in accounts receivable collections of $3.0 million, a decrease of $2.8 million in purchases of inventory, a $1.9 million net increase in unbilled revenue, a $1.9 million decrease in collections of recoverable costs of gas, a $1.7 million increase in payments of other liabilities, a $1.7 million increase in prepayments, a decrease in net income of $1.7 million, and a $1.6 million decrease in payments for other assets.

INVESTING CASH FLOW

For the year ended December 31, 2012, cash used in investing activities decreased by $1.8 million as compared to the year ended December 31, 2011. This is primarily due to decreased construction expenditures of $4.7 million and expenditures of $3.9 million in 2012 for the acquisitions of Public Gas and the Loring Pipeline, compared to $1.4 million related to acquisition of the net assets of Independence in August 2011. There was also an increase of $1.3 million in cash restrictions for capital expenditures.

Capital Expenditures

Our capital expenditures for continuing operations totaled $18.5 million and $23.2 million for the years ended December 31, 2012 and 2011, respectively. These expenditures include $3.3 million related to the acquisition of Spelman in 2011.

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

The table below details our capital expenditures for the years ended December 31, 2012 and 2011 and provides an estimate of future cash requirements for the year ended December 31, 2013:

	Years Ended December 31,		Estimated Future Cash Requirements for December 31, 2013
($ in thousands)	2012	2011
Natural Gas Operations	$16,132	$22,496	$8,745
Marketing and Production	1,393	-	250
Pipeline Operations	23	19	69
Propane Operations	52	583	300
Corporate and Other	856	108	744

Total Capital Expenditures	$18,456	$23,206	$10,108

FINANCING CASH FLOW

For the year ended December 31, 2012, cash provided by financing activities decreased by $28,000 as compared with the year ended December 31, 2011. During 2012, we set up a new line of credit between Energy West and Bank of America, which increased line of credit proceeds by $20.8 million over last year. As a result, payments on the line increased $24.7 million, as we paid off the original line of credit with proceeds from the new one. We also repaid long-term debt of $3.0 million with Sun Life, and of $10 million with Bank of America, causing long-term debt proceeds to decrease by $5.4 million, against the $18.4 million in new long-term borrowings from Sun Life in 2011. We agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing. After discussion with Sun Life, the parties agreed to change the letter of credit requirement to depositing cash into a reserve account whereas Sun Life is the beneficiary. In addition, Sun Life restricted our cash balance and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,079,000 and $950,000 at December 31, 2012 and 2011, respectively. For the first debt service reserve account, the reserve funds cannot be used for operating cash needs. For the second debt service reserve account, the reserve funds can only be used for capital expenditures.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying balance sheets. Our use of the Bank of America revolving line of credit was $23.9 million and $23.2 million at December 31, 2012 and 2011, respectively. We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $44.3 million and $31.4 million at December 31, 2012, and 2011, respectively, including the amount due within one year.

Citizens Bank Term Loans

Our Ohio subsidiaries had term loans with Citizens in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the year ended December 31, 2011, the weighted average interest rate on the term loans was 5.00%, resulting in $156,022 of interest expense. The term loans were paid off on May 3, 2011.

The following discussion describes our credit facilities as of December 31, 2012.

Sun Life Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together “the Issuers”), issued $15.3 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with Sun Life.

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

Each of the notes is governed by a note purchase agreement. Concurrent with the funding and closing of the notes, which occurred on May 3, 2011, the parties executed amended note purchase agreements that are substantially the same as the note purchase agreements originally executed on November 2, 2010.

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

Sun Life restricted our cash balance and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,072,000 and $950,000 at December 31, 2012 and 2011, respectively. The debt service reserve accounts cannot be used for operating cash needs.

For the years ended December 31, 2012 and 2011, the weighted average interest rate on the Fixed Rate Note was 5.38% and 5.38% respectively resulting in $824,969 and $549,979 of interest expense. For the years ended December 31, 2012 and 2011, the weighted average interest rate on the Floating Rate Note was 4.31% and 4.16%, respectively, resulting in $129,200 and $83,075 of interest expense.

For the year ended December 31, 2011, the Company breached a financial covenant under the Fixed Rate Note and Floating Rate Note when the Obligors made restricted payments in the form of dividends to Gas Natural in excess of the amounts permissible. In addition, the Company did not timely notify Sun Life of certain newly-formed subsidiaries which were required to be obligors under the Fixed Rate Note and Floating Rate Note. The failure to timely notify Sun Life constituted a breach of the Fixed Rate Note and Floating Rate Note. The Company requested that Sun Life waive these breaches and amend the financial covenants.

On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note. Pursuant to the amendments, Sun Life waived its rights and remedies of the breaches of the covenants described above.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original Note Purchase Agreement dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Gas Natural and Sun Life. The Senior Note will bear an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017. For the years ended December 31, 2012, the weighted average interest rate on the Senior Note was 4.15% resulting in $23,576 of interest expense.

The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio and North Carolina subsidiaries. The Senior Note is subject to other customary loan covenants and default provisions. In the past, the SEC has asked us to detail these covenants.

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

The Fixed Rate Note and Floating Rate Note require, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense. The note defines EBITDA as net income plus the sum of interest expense, any provision for federal, state, and local taxes, depreciation, and amortization determined on a consolidated basis in accordance with GAAP, but excluding any extraordinary non-operating income or loss and any gain or loss from non-operating transactions. The interest coverage ratio is measured with respect to the Obligors on a consolidated basis and also with respect to the Company and all of its subsidiaries, on a consolidated basis. The notes also require that the Company does not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for the Obligors, and again on a consolidated basis with respect to the Company and all of its subsidiaries.

The Ohio subsidiaries and PGC are prohibited from creating, assuming or incurring additional indebtedness except for (i) obligations under certain financing agreements, (ii) indebtedness incurred under certain capitalized leases and purchase money obligations not to exceed $500,000 at any one time outstanding, (iii) indebtedness outstanding as of March 31, 2011, (iv) certain unsecured intercompany indebtedness and (v) certain other indebtedness permitted under the notes.

The notes prohibit us from selling or otherwise transferring assets except in the ordinary course of business and to the extent such sales or transfers, in the aggregate, over each rolling twelve month period, do not exceed 1% of our total assets. Generally, we may consummate a merger or consolidation if there is no event of default and the provisions of the notes are assumed by the surviving or continuing corporation. We are also generally limited in making acquisitions in excess of 10% of our total assets. An event of default, if not cured, would require us to immediately pay the outstanding principal balance of the notes as well as any and all interest and other payments due. An event of default would also entitle Sun Life to exercise certain rights with respect to the collateral that secures the indebtedness incurred under the notes.

Bank of America

The following table represents borrowings under the Bank of America revolving line of credit for each of the fiscal quarters and the years ended December 31, 2012 and 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Twelve Months Ended December 31, 2012
Year Ended December 31, 2012
Minimum borrowing	$16,800,000	$15,100,000	$18,020,000	$18,020,000	$15,100,000
Maximum borrowing	$23,610,000	$17,650,000	$26,966,000	$23,860,000	$26,966,000
Average borrowing	$20,363,000	$16,381,000	$22,899,000	$20,802,000	$20,111,000

Year Ended December 31, 2011
Minimum borrowing	$9,700,000	$8,390,000	$10,140,000	$17,600,000	$8,390,000
Maximum borrowing	$18,150,000	$11,840,000	$17,600,000	$23,160,000	$23,160,000
Average borrowing	$13,852,000	$9,910,000	$14,238,000	$20,190,000	$14,548,000

At December 31, 2012 and December 31, 2011 we had $23.9 million and $23.2 million and of borrowings under the Bank of America revolving line of credit. For the year ended December 31, 2012 and December 31, 2011, the weighted average interest rate on the facility was 3.33% and 1.72 % resulting in $500,063 and $262,514 of interest expense. The $23.9 million of borrowings as of December 31, 2012, leaves the remaining borrowing capacity on the line of credit at $6.1 million.

On September 20, 2012, the Company’s subsidiary, Energy West, entered into an amended credit facility with the Bank of America which modifies the original credit agreement entered into on June 29, 2007. The credit facility renewed the $30.0 million revolving credit facility available to Energy West and provides for a maturity date of April 1, 2017. In addition, Energy West entered into a $10.0 million term loan with Bank of America with a maturity date of April 1, 2017 (the “term loan”). Pursuant to the terms of the credit facility, Energy West issued a second amended and substitute note to Bank of America in the amount of $30.0 million for the revolving credit facility and another note in the original principal amount of $10.0 million for the term loan.

The credit facility includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the Credit Agreement and interest on the amounts outstanding at the London Interbank Offered Rate (“LIBOR”) rate plus 175 to 225 basis points. The Term Loan has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan will be amortized at a rate of $125,000 per quarter, with the first principal payment commencing on December 31, 2012. As of December 31, 2012, the Company had not exercised the swap provision for the fixed interest rate. The first principal payment was paid to Bank of America on January 3, 2013.

The amended credit facility required that Energy West and its subsidiaries maintain compliance with a number of financial covenants, including a limitation on investments in another entity by acquisition of any debt or equity securities or assets or by making loans or advances to such entity. In addition, Energy West must maintain a total debt to total capital ratio of not more than .55-to-1.00 (previously .65-to-1.00) and an interest coverage ratio of no less than 2.0-to-1.0. The credit facility restricted Energy West’s ability to create, incur or assume indebtedness except (i) indebtedness under the credit facility (ii) indebtedness incurred under certain capitalized leases including the capital lease related to the Loring pipeline, and purchase money obligations not to exceed $500,000, (iii) certain indebtedness of Energy West’s subsidiaries, (iv) certain subordinated indebtedness, (v) certain hedging obligations and (vi) other indebtedness not to exceed $1.0 million.

The credit facility also restricted Energy West’s ability to pay dividends and make distributions, redemptions and repurchases of stock during any 60-month period to 80% (previously 75%) of its net income over that period. In addition, no event of default may exist at the time such dividend, distribution, redemption or repurchase is made.

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

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017 (the Senior Unsecured Notes). The proceeds of these notes were used to refinance existing notes.

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

The cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. The total amount outstanding under all of our long term debt obligations was approximately $44.3 million at December 31, 2012, with $508,498 being due within one year.

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. For the year ended December 31, 2012, the weighted average interest rate on the facility was 4.5%, resulting in $11,350 of interest expense. The balance on the facility was $401,000 at December 31, 2012. The $401,000 of borrowings as of December 31, 2012, leaves the remaining borrowing capacity on the line of credit at $99,000.

The revolving credit facility expired February 13, 2013. We extended the $500,000 commercial line of credit agreement with Yadkin Valley Bank and Trust Company through May 13, 2013. The interest rate continues at 4.5% per annum.

Independence shall promptly notify Lender in writing of all threatened and actual litigation, governmental proceeding, default, and other material occurrences. We shall maintain adequate insurance coverage. Independence shall conform to any document requests, pay all taxes required by local, state, and federal agencies, and agree to keep our existence in its current organizational form. We must comply with all laws affecting the environment. Independence must use the loan proceeds in its operations. We shall not draw, permit, or pay any more than is reasonable for services provided to us. Independence cannot incur debt, borrow money, or guarantee any loan or other obligation. We cannot lend any money or sell our accounts receivable nor encumber or transfer any assets without lender’s permission. Independence cannot pay or declare a dividend or distribution on shares. Independence cannot borrow or make any loans, advances, or investments. Failure by Independence to perform or meet any term, covenant or condition under any obligation to Yadkin Valley Bank shall constitute an event of default.

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

NEW ACCOUNTING PRONOUNCEMENTS

Our recently adopted and issued accounting pronouncements can be found in footnote 1 to the notes of our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., natural gas prices) and credit risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. Actual results may differ.

COMMODITY PRICE RISK

We seek to protect our self against natural gas price fluctuations by limiting the aggregate level of net open positions that are exposed to market price changes. We manage such open positions with policies that are designed to limit the exposure to market risk, with regular reporting to management of potential financial exposure. Our risk management committee has limited the types of contracts we will consider to those related to physical natural gas deliveries. Therefore, management believes that although revenues and cost of sales are impacted by changes in natural gas prices, our margin is not significantly impacted by these changes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2012, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission for the “Internal Control – Integrated Framework.” Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the last fiscal quarter of calendar year 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference to the material appearing under the headings “The Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Audit Committee Report” in the Proxy Statement for our 2013 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference to the material appearing under the headings “Director Compensation” and “Executive Compensation,” in the Proxy Statement for our 2013 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Principal Shareholders and Management,” and “Equity Compensation Plan Information” in the Proxy Statement for our 2013 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement for our 2013 Annual Meeting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference to the material appearing under the heading “Principal Accountant Firm Fees and Services” in the Proxy Statement for our 2013 Annual Meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) FINANCIAL STATEMENTS

(b) EXHIBIT INDEX

1

Underwriting Agreement, dated June 27, 2012, by and among Richard M. Osborne, as Trustee of the Chowder Trust dated February 24, 2012, the Selling Shareholder named therein, and Janney Montgomery Scott LLC, as representative of the several underwriters named therein. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2012

2.1

Agreement and Plan of Merger, dated June 29, 2009, by and among Energy West, Incorporated, Various Acquisition Subsidiaries, Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, Brainard Gas Corp., Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith. Filed as, and incorporated herein by reference to, Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

2.2

Agreement and Plan of Merger, dated June 29, 2009, by and among Energy West, Incorporated, an Acquisition Subsidiary, Great Plains Land Development Company, LTD. and Richard M. Osborne, Trustee. Filed as, and incorporated herein by reference to, Exhibit 10.3 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

2.3

Agreement and Plan of Merger, dated August 3, 2009, by and among Energy Inc., Energy West, Incorporated and Energy West Merger Sub, Inc. Filed as, and incorporated herein by reference to, Exhibit 2.1 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2009

2.4

Assignment and Assumption Agreement, dated December 30, 2009, by and between Energy West, Incorporated and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

2.5

Assignment and Assumption Agreement, dated December 30, 2009, by and between Energy West, Incorporated and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 2.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

2.6

First Amendment to Agreement and Plan of Merger, dated as of January 4, 2010, by and among Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith, Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, and Brainard Gas Corp., Lightning Pipeline Acquisition Inc., Great Plains Acquisition Inc. and Brainard Acquisition Inc. and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 2.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities Exchange Commission on January 11, 2010

2.7

First Amendment to Agreement and Plan of Merger, dated as of January 4, 2010, by and among Richard M. Osborne, Trustee, Great Plains Land Development Company, LTD., GPL Acquisition LLC and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 2.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities Exchange Commission on January 11, 2010

3.1

Articles of Incorporation of Gas Natural Inc., dated July 15, 2010. Filed as, and incorporated herein by reference to, Exhibit 3.1 to the Registrant’s Form S-1/A, as filed with the Securities and Exchange Commission on July 15, 2010

3.2

Code of Regulations of Gas Natural Inc., dated July 15, 2010. Filed as, and incorporated herein by reference to, Exhibit 3.2 to the Registrant’s Form S-1/A, as filed with the Securities and Exchange Commission on July 15, 2010

10.1

Note Purchase Agreement, dated June 29, 2007, between Energy West, Incorporated and various Purchasers relating to 6.16% Senior Unsecured Notes due June 29, 2017. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2007

10.2†

Employee Stock Ownership Plan Trust Agreement. Filed as, and incorporated herein by reference to, Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-1672), as filed with the Securities and Exchange Commission on November 20, 2005

10.3†

Employment Agreement, dated August 25, 2006, between Gas Natural Inc. and Kevin J. Degenstein. Filed as, and incorporated herein by reference to, Exhibit 10.01 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 22, 2006

10.4†

First Amendment to Employment Agreement, dated as of December 31, 2008, between Gas Natural Inc. and Kevin J. Degenstein. Filed as, and incorporated herein by reference to, Exhibit 10.39 to the Registrant’s Transition Report on Form 10-K/T for the transition period ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009

10.5†

Employment Agreement, dated April 13, 2007, between Gas Natural Inc. and David C. Shipley. Filed as, and incorporated herein by reference to, Exhibit 10.40 to the Registrant’s Transition Report on Form 10-K/T for the transition period ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009

10.6†

Gas Natural Inc. 2012 Incentive and Equity Award Plan. Filed as, and incorporated herein by reference to, Annex B to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 19, 2012

10.7†

Gas Natural Inc. 2012 Non-Employee Director Stock Award Plan. Filed as, and incorporated herein by reference to, Annex C to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 19, 2012

10.8

Lease Agreement, dated February 25, 2008, between OsAir, Inc. and Energy West, Incorporated. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 29, 2008

10.9

Natural Gas Transportation Service Agreement, dated as of July 1, 2008, between Orwell-Trumbull Pipeline Co., LLC, Orwell Natural Gas Company and Brainard Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.10

Transportation Service Agreement, dated as of July 1, 2008, between Cobra Pipeline Co., Ltd., Northeast Ohio Natural Gas Company, Orwell Natural Gas Company and Brainard Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.11

First Amendment to the Orwell-Trumbull Pipeline Co., LLC Operations Agreement, dated July 1, 2008, between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as, and incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.12

Orwell-Trumbull Pipeline Co., LLC Operations Agreement, dated January 1, 2008, between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as, and incorporated herein by reference to, Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.13

Triple Net Lease Agreement, dated as of July 1, 2008, between Station Street Partners, LLC and Orwell Natural Gas Company. Filed as, and incorporated herein by reference to, Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.14

Triple Net Lease Agreement, dated as of July 1, 2008, between Richard M. Osborne, Trustee and Orwell Natural Gas Company. Filed as, and incorporated herein by reference to, Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.15

Asset Management Agreement, dated January 3, 2010, by and between Orwell Natural Gas Company and John D. Oil and Gas Marketing Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.16

Asset Management Agreement, dated January 3, 2010, by and between Northeast Ohio Natural Gas and John D. Oil and Gas Marketing Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

10.17

Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between Orwell Trumbull Pipeline, LTD. and Orwell Natural Gas Co. Filed as, and incorporated herein by reference to, Exhibit 10.4 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.18

Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between COBRA Pipeline Company, LTD. and Brainard Gas Corporation. Filed as, and incorporated herein by reference to, Exhibit 10.5 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.19

Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between COBRA Pipeline Company, LTD. and Northeast Ohio Natural Gas Corporation. Filed as, and incorporated herein by reference to, Exhibit 10.6 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.20

Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between COBRA Pipeline Company, LTD. and Orwell Natural Gas Co. Filed as, and incorporated herein by reference to, Exhibit 10.7 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.21

Base Contract for Sale and Purchase of Natural Gas, dated February 23, 2011, between John D. Oil and Gas Marketing Company, LLC and Gas Natural Service Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.22

Base Contract for Sale and Purchase of Natural Gas, dated February 23, 2011, between John D. Oil and Gas Marketing Company, LLC and Gas Natural Service Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.23

Intrastate Natural Gas Sales Contract, dated February 23, 2011, between Gas Natural Service Company, LLC and John D. Oil and Gas Marketing Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.24*

Base Contract for Intrastate Sale and Purchase of Natural Gas, dated November 28, 2012, by and between John D. Oil and Gas Marketing Company, LLC and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract between the same parties of even date therewith

10.25*	Agency Agreement, dated November 28, 2012, by and between Gas Natural Service Company, LLC and John D. Oil and Gas Marketing Company, LLC

10.26

Brokerage Contract for Interstate Natural Gas Sales, dated February 23, 2011, between Gas Natural Service Company, LLC and John D. Oil and Gas Marketing Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.27*	Brokerage Contract for Intrastate Gas Sales, dated November 28, 2012, by and between Gas Natural Service Company, LLC and John D. Oil & Gas Marketing Company, LLC

10.28*

Base Contract for the Interstate Brokerage of Natural Gas, dated November 28, 2012, by and between Gas Natural Service Company, LLC and John D. Oil and Gas Marketing Company, as amended by the Brokerage Contract for Interstate Gas Sales between the same parties of even date therewith

10.29

Asset Management Agreement, dated February 24, 2011, between John D. Oil and Gas Marketing Company, LLC and Gas Natural Service Company. Filed as, and incorporated herein by reference to, Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.30

Asset Management Agreement, dated February 24, 2011, between John D. Oil and Gas Marketing Company, LLC and Gas Natural Service Company. Filed as, and incorporated herein by reference to, Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.31

Asset Management Agreement, dated February 24, 2011, between John D. Oil and Gas Marketing Company, LLC and Gas Natural Service Company. Filed as, and incorporated herein by reference to, Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 4, 2011

10.32

Appointment of Agent of Wholesale Propane Purchases, dated December 8, 2011, by and between Independence Oil & LP Gas, Inc. and John D. Oil and Gas Marketing Company, LLC. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2011

10.33

Agreement of Purchase and Sale, dated December 8, 2011, by and between Black Bear Realty, Ltd. and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 21, 2011

10.34

Base Contract for the Intrastate Sale and Purchase of Natural Gas, dated April 1, 2011, between Great Plains Exploration Ltd. and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract between the same parties of even date therewith. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2012

10.35*

Base Contract for the Intrastate Sale and Purchase of Natural Gas, dated November 28, 2012, by and between Great Plains Exploration Ltd. and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract between the same parties of even date therewith.

10.36

Base Contract for the Intrastate Sale and Purchase of Natural Gas, dated November 25, 2011, between OsAir, Inc., and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract between the same parties of even date therewith. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2012

10.37*

Base Contract for the Intrastate Sale and Purchase of Natural Gas, dated November 28, 2012, by and between OsAir, Inc. and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract between the same parties of even date therewith.

10.38

Base Contract for the Intrastate Sale and Purchase of Natural Gas, dated November 25, 2011, between John D. Resources, LLC, and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract between the same parties of even date therewith. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2012

10.39*

Base Contract for the Intrastate Sale and Purchase of Natural Gas, dated November 28, 2012, by and between John D. Resources, LLC, and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract between the same parties of even date therewith.

10.40

Base Contract for the Intrastate Sale and Purchase of Natural Gas, dated December 28, 2011, between Mentor Energy and Resources Company and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract, dated December 28, 2011. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2012

10.41*

Base Contract for the Intrastate Sale and Purchase of Natural Gas, dated November 28, 2012, by and between Mentor Energy and Resources Company and Gas Natural Services Company, LLC, as amended by the Intrastate Natural Gas Sales Contract between the same parties of even date therewith

10.42

Base Contract for Sale and Purchase of Natural Gas, dated November 25, 2011, between John D. Oil and Gas Company and Gas Natural Service Company, LLC, as amended by the Intrastate Natural Gas Sales Contract between the same parties of even date therewith. Filed as, and incorporated herein by reference to, Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2012

10.43

Reaffirmation and Second Amendment to Credit Facility, dated June 1, 2012, by and among Energy West, Incorporated and Bank of America, N.A. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2012

10.44

Reaffirmation and Third Amendment to Credit Facility, dated August 22, 2012, by and among Energy West, Incorporated and Bank of America, N.A. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2012

10.45

Amended and Restated Credit Agreement dated September 20, 2012, by and among Energy West, Incorporated and the Bank of America, N.A., as agent for various participating banks. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.46

Term Note dated September 20, 2012, in the original principal amount of $10.0 million, by and among Energy West, Incorporated and Bank of America, N.A., as agent for various participating banks. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.47

Second Amended and Substitute Note dated September 20, 2012, regarding the $30.0 million Credit Facility, by and by and among Energy West, Incorporated and the Bank of America, N.A., as agent for various participating banks. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.48

Continuing Guaranty dated September 20, 2012, by and among Penobscot Natural Gas Company, Bangor Gas Company, LLC, and Bank of America, N.A., as agent for various participant banks. Filed as, and incorporated herein by reference to, Exhibit 10.4(a) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.49

Continuing Guaranty dated September 20, 2012, by and among Energy West Montana Inc. and Bank of America N.A., as agent for various participant banks. Filed as, and incorporated herein by reference to, Exhibit 10.4(b) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.50

Continuing Guaranty dated September 20, 2012, by and among Frontier Utilities of North Carolina, Inc., Frontier Natural Gas Company, LLC and Bank of America N.A., as agent for various participant banks. Filed as, and incorporated herein by reference to, Exhibit 10.4(c) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.51

Continuing Guaranty dated September 20, 2012, by and among Energy West Properties, LLC, Energy West Development, Inc., Energy West Resources, Inc., and Energy West Propane, Inc, and Bank of America N.A., as agent for various participant banks. Filed as, and incorporated herein by reference to, Exhibit 10.4(d) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.52

Continuing Guaranty dated September 20, 2012, by and among Energy West Wyoming, Inc. and Bank of America N.A., as agent for various participant banks. Filed as, and incorporated herein by reference to, Exhibit 10.4(e) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.53

First Amendment and Joinder to Note Purchase Agreement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp. and Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings, LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.54

First Amendment and Joinder to Note Purchase Agreement, dated May 3, 2011, by and among Great Plains Natural Gas Company and Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC and Gas Natural Inc. and Sun Life Assurance Company of Canada, as the purchaser. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.55

Senior Secured Guaranteed Note Agreement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp, Orwell Natural Gas Co., and Brainard Gas Corp. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.56

Floating Rate Senior Secured Guaranteed Note Agreement, dated May 3, 2011, by and among Great Plains Natural Gas Company and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.57

Security Agreement, dated May 3, 2011 by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Company Inc., Spelman Pipeline Holdings, Kidron Pipeline LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.58

Pledge Agreement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Inc., Spelman Pipeline Holdings, LLC, Kidron Pipeline LLC, Gas Natural Service Company, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.59

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline, LLC, Gas Natural Service Company, LLC Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.60

Second Amendment and Waiver to Note Purchase Agreement, dated April 9, 2012, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 10, 2012

10.61

Second Amendment and Waiver to Note Purchase Agreement, dated April 9, 2012, by and among Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 10, 2012

10.62

Omnibus Third Amendment, Supplement and Joinder to Note Purchase Agreement and Collateral Documents dated October 24, 2012, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc., Independence Oil, L.L.C., Independence Oil Real Estate 1, L.L.C., Independence Oil Real Estate 2, L.L.C., Independence Oil Real Estate 3, L.L.C., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.63

Senior Secured Guaranteed Note Agreement, dated October 24, 2012, by and among Northeast Ohio Natural Gas Corp, Orwell Natural Gas Co., and Brainard Gas Corp., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.64

Joinder Agreement, dated October 24, 2012, by and among Independence Oil, L.L.C., Independence Oil Real Estate 1, L.L.C., Independence Oil Real Estate 2, L.L.C., Independence Oil Real Estate 3, L.L.C., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.65

Addendum to Pledge Agreement, dated October 24, 2012, by and among Independence Oil, L.L.C., Independence Oil Real Estate 1, L.L.C., Independence Oil Real Estate 2, L.L.C., Independence Oil Real Estate 3, L.L.C., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.66

Addendum to Security Agreement, dated October 24, 2012, by and among Independence Oil, L.L.C., Independence Oil Real Estate 1, L.L.C., Independence Oil Real Estate 2, L.L.C., Independence Oil Real Estate 3, L.L.C., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.67

Asset Purchase Agreement, dated August 15, 2012, by and among Gas Natural Inc., Acquisition Subsidiary, John D. Oil and Gas Marketing Company, LLC, and Richard M. Osborne, Trustee. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 20, 2012

10.68

Purchase Agreement dated December 21, 2012, by and between McKay Real Estate Corporation, Matchworks, LLC and Nathan Properties, LLC by and through Mark E. Dottore, duly appointed Receiver in the United States District Court, Northern District of Ohio, Eastern Division, Case Number 1:11-CV-023464 and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 10.1

14

Code of Business Conduct. Filed as, and incorporated herein by reference to, Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007, as filed with the Securities and Exchange Commission on September 27, 2007

16

Letter from Hein & Associates LLP to the Securities and Exchange Commission, dated June 8, 2011. Filed as, and incorporated herein by reference to, Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2011

21*	List of Company Subsidiaries

23*	Consent of Independent Registered Public Accounting Firm, ParenteBeard LLC

31*	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

†	Management contract or compensatory plan or arrangement

*	Filed herewith

(c) FINANCIAL STATEMENT SCHEDULE

Schedule I

Gas Natural Inc. (Parent Company Only)

Condensed Financial Statements

As of and for the Years Ended December 31, 2012 and 2011

	2012	2011
BALANCE SHEETS
ASSETS
Current assets	$235,519	$3,852,807
Investments	75,417,951	71,412,675
Property, plant, & equipment, net	611,575	-
Deferred tax asset, less current portion	278,469	-
Restricted cash	750,939	-
Other assets	-	7,245

Total assets	$77,294,453	$75,272,727

LIABILITIES AND CAPITALIZATION
Current liabilities	$654,764	$410,115
Intercompany payable, net	295,565	90,585
Stockholders’ equity	76,344,124	74,772,027

Total liabilities and capitalization	$77,294,453	$75,272,727

STATEMENT OF COMPREHENSIVE INCOME
Operating expenses	$250,045	$142,921

Operating loss	(250,045)	(142,921)
Other income (expense)	(804,775)	(197,610)
Interest expense	-	(726)

Income before income taxes and income from unconsolidated subsidiaries	(1,054,820)	(341,257)
Income from unconsolidated subsidiaries	4,377,406	5,712,924
Income tax benefit (expense)	396,731	(2,150)

Net income	$3,719,317	$5,369,517
Other comprehensive income, net of tax of $8,913, and ($20,107), respectively	(14,616)	33,815

Comprehensive income	$3,704,701	$5,403,332

Gas Natural Inc. (Parent Company Only)

Condensed Financial Statements, continued

For the Years Ended December 31, 2012 and 2011

	2012	2011
STATEMENTS OF CASH FLOWS
Net income	$3,719,317	$5,369,517
CASH FLOWS FROM OPERATING ACTIVITIES
Income from unconsolidated subsidiaries	(4,377,406)	(5,712,924)
Depreciation expense	3,931	-
Stock based compensation	60,009	69,407
Deferred income taxes	(256,291)	(22,028)
Other assets	7,245	389,934
Other liabilities	432,430	87,544

Net cash (used in) provided by operating activities	(410,765)	181,450
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(615,506)	-
Purchase of marketable securities	-	(39,004)
Repayment of intercompany loans	-	10,823,412
Investment in subsidiaries	(1,887,288)	(16,221,291)
Dividends received from subsidiaries	4,485,892	6,730,705

Net cash provided by investing activities	1,983,098	1,293,822
CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash – debt service	(750,939)	-
Dividends paid	(4,432,920)	(4,402,011)

Net cash used in financing activities	(5,183,859)	(4,402,011)

Net decrease in cash and cash equivalents	(3,611,526)	(2,926,739)
Cash and cash equivalents, beginning of period	3,847,045	6,773,784

Cash and cash equivalents, end of period	$235,519	$3,847,045

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

Common Dividends from Subsidiaries

Common stock cash dividends paid to Gas Natural Inc. by its subsidiaries were as follows:

	Years Ended December 31,
	2012	2011
Energy West, Inc.	$4,350,000	$5,100,000
Great Plains Natural Gas Company	98,759	1,185,113
Lightning Piepeline Company, Inc.	37,133	445,592

Total	$4,485,892	$6,730,705

Schedule II

Valuation and Qualifying

Accounts

Gas Natural Inc.

December 31, 2012

Description	Balance at Beginning of Period	Balances Acquired	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Period
Allowance for bad debts
Year Ended December 31, 2012	$630,632	$-	$1,020,739	$(261,609)	$1,389,762
Year Ended December 31, 2011	$354,719	$-	$125,851	$150,062	$630,632

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

Date: April 1, 2013

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

/s/ Richard M. Osborne Richard M. Osborne	Chief Executive Officer (Principal Executive Officer)	April 1, 2013

/s/ Thomas J. Smith Thomas J. Smith	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2013

/s/ W.E. Argo W.E. Argo	Director	April 1, 2013

/s/ Nicholas U. Fedeli Nicholas U. Fedeli	Director	April 1, 2013

/s/ John R. Male John R. Male	Director	April 1, 2013

/s/ Michael T. Victor Michael T. Victor	Director	April 1, 2013

/s/ Wade F. Brooksby Wade F. Brooksby	Director	April 1, 2013

/s/ Gregory J. Osborne Gregory J. Osborne	Director	April 1, 2013

CONSOLIDATED FINANCIAL STATEMENTS OF

GAS NATURAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Gas Natural Inc.

We have audited the accompanying consolidated balance sheets of Gas Natural Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index as of and for the years ended December 31, 2012 and 2011. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gas Natural Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules as of and for the years ended December 31, 2012 and 2011, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

April 1, 2013

Gas Natural Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,435,117	$10,504,845
Marketable securities	344,346	367,875
Accounts receivable
Trade, less allowance for doubtful accounts of $1,389,762 and $630,632, respectively	12,033,057	9,381,625
Related parties	522,557	519,084
Unbilled gas	4,612,258	4,232,854
Note receivable - related parties, current portion	10,998	10,256
Inventory
Natural gas and propane	5,092,240	6,967,739
Materials and supplies	1,835,816	1,958,858
Prepaid income taxes	498,297	1,584,869
Prepayments and other	2,224,267	741,101
Recoverable cost of gas purchases	2,329,524	2,627,416
Deferred tax asset	828,730	1,061,314

Total current assets	33,767,207	39,957,836

PROPERTY, PLANT AND EQUIPMENT
Gas transmission and distribution facilities	125,067,279	100,492,234
Land	3,530,639	2,600,023
Buildings and leasehold improvements	9,029,773	4,966,511
Transportation equipment	3,311,769	2,968,405
Computer equipment	3,589,035	3,501,492
Other equipment	8,751,626	8,302,395
Construction work-in-progress	8,470,638	12,003,916
Producing natural gas properties	3,911,404	3,911,404

Property, plant and equipment	165,662,163	138,746,380
Less accumulated depreciation, depletion and amortization	(47,034,673)	(41,134,123)

PROPERTY, PLANT AND EQUIPMENT, net	118,627,490	97,612,257

OTHER ASSETS
Notes receivable - related parties, less current portion	24,411	35,408
Regulatory assets
Property taxes	307,732	590,464
Income taxes	452,645	452,645
Rate case costs	176,250	205,714
Debt issuance costs, net	1,798,720	869,593
Goodwill	14,891,377	14,607,952
Customer relationships	616,500	639,333
Investment in unconsolidated affiliate	321,731	330,351
Restricted cash	3,150,847	949,907
Other assets	328,549	159,954

Total other assets	22,068,762	18,841,321

TOTAL ASSETS	$174,463,459	$156,411,414

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$720,340	$1,027,376
Lines of credit	24,260,755	23,160,000
Accounts payable
Trade	9,201,722	8,755,623
Related parties	51,797	191,763
Notes payable, current portion	633,498	7,885
Accrued liabilities
Taxes other than income	2,548,717	3,018,964
Vacation	115,956	115,940
Employee benefit plans	145,959	140,149
Interest	191,263	30,688
Deferred payments received from levelized billing	2,822,926	2,948,188
Customer deposits	744,974	707,062
Property tax settlement, current portion	-	242,128
Related parties	595,240	635,192
Obligation under capital lease - current	167,518	-
Other current liabilities	729,550	1,280,670
Over-recovered gas purchases	1,185,034	2,237,827

Total current liabilities	44,115,249	44,499,455

LONG-TERM LIABILITIES
Deferred investment tax credits	155,317	176,379
Deferred tax liability	5,144,002	2,908,167
Asset retirement obligation	1,850,379	1,689,081
Customer advances for construction	1,009,232	880,851
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	20,745	57,570
Long-term obligation under capital lease, less current portion	2,040,508	-

Total long-term liabilities	10,303,344	5,795,209

NOTES PAYABLE, less current portion	43,700,742	31,344,723

COMMITMENTS AND CONTINGENCIES (see Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value, 15,000,000 shares authorized, 8,369,752 and 8,154,301 shares issued and outstanding, respectively	1,255,463	1,223,145
Capital in excess of par value	44,256,493	41,978,799
Accumulated other comprehensive income	65,789	80,405
Retained earnings	30,766,379	31,489,678

Total stockholders’ equity	76,344,124	74,772,027

TOTAL CAPITALIZATION	120,044,866	106,116,750

TOTAL LIABILITIES AND CAPITALIZATION	$174,463,459	$156,411,414

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statement of Comprehensive Income

For the Years Ended December 31, 2012 and 2011

	2012	2011
REVENUES
Natural gas operations	$81,305,951	$89,994,616
Marketing and production	7,493,361	5,789,938
Pipeline operations	401,933	417,768
Propane operations	4,614,915	3,014,971

Total revenues	93,816,160	99,217,293

COST OF SALES
Natural gas purchased	42,485,803	53,017,926
Marketing and production	5,953,156	4,470,504
Propane purchased	3,346,591	2,695,187

Total cost of sales	51,785,550	60,183,617

GROSS MARGIN	42,030,610	39,033,676

OPERATING EXPENSES
Distribution, general, and administrative	22,130,693	19,610,054
Maintenance	1,258,631	1,122,448
Depreciation and amortization	5,326,732	4,464,881
Accretion	161,298	142,214
Taxes other than income	3,551,872	3,451,860

Total operating expenses	32,429,226	28,791,457

OPERATING INCOME	9,601,384	10,242,219

LOSS FROM UNCONSOLIDATED AFFILIATE	(8,620)	(877,465)
OTHER INCOME, net	440,493	419,983
GAIN ON BARGAIN PURCHASE	-	955,423
ACQUISITION EXPENSE	(959,267)	(88,450)
STOCK SALE EXPENSE	(274,213)	(106,595)
INTEREST EXPENSE	(2,723,335)	(2,033,603)

INCOME BEFORE INCOME TAXES	6,076,442	8,511,512

INCOME TAX EXPENSE	(2,357,125)	(3,141,995)

NET INCOME	3,719,317	5,369,517

EARNINGS PER SHARE - BASIC AND DILUTED	$0.46	$0.66

WEIGHTED AVERAGE DIVIDENDS DECLARED PER COMMON SHARE	$0.54	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	8,163,814	8,151,935

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	8,169,679	8,159,827

OTHER COMPREHENSIVE INCOME, NET OF TAX OF $8,913 and ($20,490), respectively
Unrealized gain (loss) on available for sale securities	(14,616)	33,815

COMPREHENSIVE INCOME	$3,704,701	$5,403,332

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Common Shares	Common Stock	Capital In Excess Of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2010	8,149,801	$1,222,470	$41,910,067	$46,590	$30,522,375	$73,701,502

Net income	-	-	-	-	5,369,517	5,369,517
Other Comprehensive Income				33,815		33,815
Stock issued for services	4,500	675	49,545	-	-	50,220
Stock option expense	-	-	19,187	-	-	19,187
Dividends declared	-	-	-	-	(4,402,214)	(4,402,214)

BALANCE AT DECEMBER 31, 2011	8,154,301	$1,223,145	$41,978,799	$80,405	$31,489,678	$74,772,027

BALANCE AT DECEMBER 31, 2011	8,154,301	$1,223,145	$41,978,799	$80,405	$31,489,678	$74,772,027

Net income	-	-	-	-	3,719,317	3,719,317
Other Comprehensive Loss				(14,616)		(14,616)
Stock issued for services	4,500	675	49,927	-	-	50,602
Stock option expense	-	-	9,406	-	-	9,406
Purchase of Loring Pipeline	210,951	31,643	2,218,361	-	-	2,250,004
Dividends declared	-	-	-	-	(4,442,616)	(4,442,616)

BALANCE AT DECEMBER 31, 2012	8,369,752	$1,255,463	$44,256,493	$65,789	$30,766,379	$76,344,124

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,719,317	$5,369,517
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,326,732	4,464,881
Accretion	161,298	142,214
Amortization of debt issuance costs	275,858	144,739
Stock based compensation	60,009	69,407
Loss on sale of assets	56,026	150,338
Loss from unconsolidated affiliate	8,620	877,465
Gain on bargain purchase	-	(955,423)
Investment tax credit	(21,062)	(21,062)
Deferred income taxes	2,282,928	3,745,373
Changes in assets and liabilities
Accounts receivable, including related parties	(2,585,772)	448,310
Unbilled gas	(379,404)	1,491,492
Natural gas and propane inventory	1,875,499	(964,417)
Accounts payable, including related parties	252,807	(1,259,006)
Recoverable/refundable cost of gas purchases	(834,814)	1,036,044
Prepayments and other	(1,484,495)	171,858
Other assets	995,467	(644,075)
Other liabilities	(1,092,014)	628,649

Net cash provided by operating activities	8,617,000	14,896,304
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,455,954)	(23,205,518)
Proceeds from sale of fixed assets	53,949	43,058
Purchase of marketable securities	-	(39,004)
Proceeds from related party note receivable	10,255	9,566
Purchase of Loring Pipeline	(2,250,000)	-
Purchase of Independence Oil	-	(1,400,656)
Purchase of Public Gas	(1,551,477)	-
Cash acquired in acquisition	502	-
Investment in unconsolidated affiliate	-	(567,600)
Restricted cash - capital expenditures fund	(1,322,065)	-
Customer advances for construction	128,381	(68,583)
Contributions in aid of construction	134,076	217,277

Net cash used in investing activities	(23,252,333)	(25,011,460)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	51,791,754	30,960,000
Repayment on lines of credit	(50,690,999)	(25,949,999)
Proceeds from notes payable	12,989,552	18,355,215
Repayments of notes payable	(7,920)	(9,872,140)
Repayment of related-party notes payable	-	(49,361)
Debt issuance costs	(1,204,987)	(498,381)
Restricted cash - debt service fund	(878,875)	(949,907)
Dividends paid	(4,432,920)	(4,402,011)

Net cash provided by financing activities	7,565,605	7,593,416

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,069,728)	(2,521,740)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,504,845	13,026,585

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,435,117	$10,504,845

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,286,902	$1,942,448
Cash refunded for income taxes, net	(989,503)	(519,298)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Shares issued to purchase Loring Pipeline	$2,250,004	$-
Capital expenditures included in accounts payable	745,402	1,217,464
Capitalized interest	21,147	12,778
Accrued dividends	376,639	366,944

The accompanying notes are an integral part of these consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Nature of Business

Gas Natural Inc. is the parent company of Brainard, Energy West, GNSC, Great Plains, Independence, Lightning Pipeline Company, and PGC. Brainard is a natural gas utility company with operations in Ohio. Energy West is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Wyoming as well as non-regulated operations in Montana and Wyoming. GNSC manages gas procurement, transportation, and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. Great Plains is the parent company of NEO, which is a regulated natural gas distribution company with operations in Ohio. Independence is a non-regulated subsidiary that delivers liquid propane, heating oil, and kerosene to customers in North Carolina and Virginia. Lightning Pipeline is the parent company of Orwell, which is a regulated natural gas distribution company with operations in Ohio. Clarion River and Walker Gas are divisions of Orwell and are regulated natural gas distribution companies with operations in Pennsylvania. PGC is a regulated natural gas distribution company in Kentucky (together, the “Company”). The Company was originally incorporated in Montana in 1909. The Company currently has five reporting segments:

• Natural Gas Operations

Annually distribute approximately 33 billion cubic feet of natural gas to approximately 69,000 customers through regulated utilities operating in Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming.

• Marketing and Production Operations

Annually market approximately 1.4 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through the subsidiary, EWR. EWR owns an average 46% gross working interest (an average 39% net revenue interest) in 160 natural gas producing wells and gas gathering assets in Glacier and Toole Counties in Montana.

• Pipeline Operations

The Shoshone interstate and Glacier gathering natural gas pipelines located in Montana and Wyoming are owned through the subsidiary, EWD. Certain natural gas producing wells owned by EWD are being managed and reported under the marketing and production operations.

• Propane Operations

The operations were acquired in August 2011 and delivers liquid propane, heating oil and kerosene to approximately 3,400 residential, commercial and agricultural customers in North Carolina and Virginia through the subsidiary, Independence.

• Corporate and Other

Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income and recognized gains or losses from the sale of marketable securities.

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

Principles of Consolidation

The consolidated financial statements of Gas Natural Inc. and all of its wholly-owned subsidiaries also include the proportionate share of assets, liabilities, revenues, and expenses of certain producing natural gas properties. All intercompany transactions and accounts have been eliminated.

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

The Company makes acquisitions which involve combining the assets and liabilities of the acquired company with our Company. The assets and liabilities acquired are reported at their fair value at the date of acquisition. Measuring this fair value may require the use of estimates.

Such estimates could change in the near term and could significantly impact the Company’s results of operations and financial position.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, at the date of acquisition, to be cash equivalents. The Company maintains, at various financial institutions, cash and cash equivalents which may exceed federally insurable limits and which may, at times, significantly exceed balance sheet amounts.

Receivables

The accounts receivable are generated from sales and delivery of natural gas and propane as measured by inputs from meter reading devices. Trade accounts receivable are carried at the expected net realizable value. There is credit risk associated with the collection of these receivables. As such, a provision is recorded for the receivables considered to be uncollectible. The provision is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical write-off amounts. The underlying assumptions used for the provision can change from period to period and the provision could potentially cause a negative material impact to the income statement and working capital. Included in the accounts receivable, trade line item on the accompanying consolidated balance sheet are $1,139,778 and $370,118, net of allowance for doubtful accounts of $774,000 and $0 at December 31, 2012 and December 31, 2011, respectively for amounts due to the Company by a large industrial customer that is currently under Chapter 11 bankruptcy protection. All but $185,786 of the amounts were incurred after the customer’s petition for bankruptcy was filed and the Company believes it will ultimately receive payment as the customer emerges from bankruptcy protection.

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

The Company’s bad debt expense for the year ended December 31, 2012 and 2011 was $1,020,739 and $125,851, respectively. Within these balances, $0 and $98,037 was due to related party bad debt for December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell’s rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included approximately $1,100,000 of costs and Orwell included an excess of approximately $1,050,000 of costs in the filings under audit. On October 26, 2011, the PUCO adopted and approved a Joint Stipulation that finalizes the adjustments for NEO and Orwell to approximately $1,100,000 and ($964,000), respectively. However, the Joint Stipulation modified the refund period for Orwell to one year as compared to two years as originally identified. The Company considered the modification to be material and sought rehearing. On December 22, 2011, the PUCO affirmed its Finding and Order requiring Orwell’s refund to be completed over twelve months. The collection and repayment of the under-recovery and over-recovery for NEO and Orwell began in February, 2012, respectively. These adjustments appeared on the accompanying consolidated balance sheet for 2012 and 2011 as part of “recoverable cost of gas purchases” and “over-recovered gas purchases.” The remaining balance in NEO’s recoverable cost of gas purchases for the audit adjustment is $707,002 and $1,100,000 at December 31, 2012 and 2011, respectively. The remaining balance in Orwell’s over-recovered gas purchases for the audit adjustment is $237,175 and $964,000 at December 31, 2012 and 2011, respectively.

During the year ended December 31, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The Staff of the Commission recommended a finding that Brainard collected excess gas costs of approximately $104,000.

The Company agreed that excess gas costs were collected, but only in the amount of approximately $48,000. An evidentiary hearing was convened on November 3, 2011, resumed on March 27, 2012 and concluded on April 12, 2012. On August 8, 2012 the PUCO issued its order requiring that Brainard refund approximately $104,000 with interest over twelve months. The Company filed an application for rehearing on September 26, 2012 which was denied by entry on rehearing issued on September 26, 2012. The Company initiated the refund commencing in October 2012. These adjustments appear on the accompanying consolidated balance sheet as part of “over-recovered gas purchases.” The remaining balance in the over-recovered gas purchases for the audit adjustment at December 31, 2012 was $99,479.

On January 23, 2012, the Commission directed the Commission Staff to examine the compliance of NEO and Orwell under the GCR mechanism. NEO’s audit covered the GCR mechanism from September 2009 through May 2012, and Orwell’s GCR mechanism covered July 2010 through June 2012. The PUCO issued a preliminary audit report. A hearing is scheduled for April 30, 2013. The audit report takes the position that NEO has a liability to their customers of $255,909 and Orwell has a liability to their customers of $251,081. We disagree with the audit results, and we are strongly contesting the examination. Therefore, since the filing was not a commission order, and there are uncertainties to the outcome of the hearing, no liability was recorded.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contributions in Aid of and Advances Received for Construction

Contributions in aid of construction are contributions received from customers for construction that are not refundable and are amortized over the life of the assets. Customer advances for construction includes advances received from customers for construction that are to be refunded wholly or in part.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, rather, the goodwill is required to be tested for impairment annually, which is completed in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

The Company tests for goodwill impairment using a two step approach. A recoverability test at the reporting unit level must be performed during the first step. If the asset is not recoverable, the second step calculates the impairment loss, if any. During 2012 and 2011 the Company used only step one to test for goodwill impairment.

The goodwill amounts in the consolidated balance sheets at December 31, 2012 and 2011 relate to the acquisition of PGC on April 1, 2012, the acquisition of the Ohio and Pennsylvania subsidiaries on January 5, 2010 and the acquisition of Cut Bank Gas on November 2, 2009.

The schedule below describes the changes in carrying amount of goodwill for the years ended December 31:

	2012	2011
Balance, beginning of period	$14,607,952	$14,607,952
Acquisition of Public Gas Company	283,425	-

Balance, end of period	$14,891,377	$14,607,952

When testing goodwill for impairment, portions of our identified reporting units are included in our natural gas operating segments. Goodwill is allocated to this segment based on the invested capital valuation approach. A weighted average of 40% is applied to an income approach, 40% to a market approach based on a public-traded company method, and 20% to a market approach based on a public company multiple of property, plant, and equipment method.

The schedule below represents goodwill allocated to each reporting unit as well as the excess of the fair value over the carrying value of goodwill as of December 31, 2012:

Reporting Unit	Goodwill ($000s)	Fair Value ($000s)	Carrying Value ($000s)	% By Which Fair Value Exceeds Carrying Value
Ohio Subsidiaries	$13,551	$52,770	$50,499	4.30%
PGC	$283	$2,200	$1,447	34.23%
Cut Bank	$1,057	$1,700	$675	60.29%

There is a degree of uncertainty related to assumptions used to determine fair value. There are estimates and assumptions for organic growth, market equity risk, realized return on equity investments, market multiples, risk premium for size, weighted average cost of capital, capital structure, and tax rate. A critical assumption was made in PGC’s base rate of recovery. It is more likely than not that PGC’s rate will be accepted by the KPSC in our rate case, and the new rate was used which materially changed the rate of return. Weather can negatively impact our key assumptions and results.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key assumptions made for each approach used in the impairment testing were (1) for the income approach method, the weighted average cost of capital was 6.9%, the tax rate was 34%, and the perpetuity growth rate of 2.4%, (2) for the market approach of public traded companies method, the market multiple average percentage used for net operating revenue was 2%, the market multiple average percentage used for gross profit was 4.9%, and the market multiple average percentage used for operating EBITDA was 8.7%; and (3) for the market approach of property, plant, and equipment method, the multiple average percentage used was 1.2%.

In calculating our growth rate for the income approach, we compared our growth in gross margin from 2008 to our projected 2013 gross margin, and adjusted the gross margin for average historical heat degree days over the same time period since 2008 was a very cold winter. This was a conservative approach, since 2012 was an exceptionally warm winter, and no adjustments were made for this outlier. 2008’s gross margin was decreased 4.47% to adjust for the average historical heat degree days. This adjustment resulted in an increase in gross margin from 2008 to 2013 of 3%. Therefore 3% was used as our assumption for growth in gross margin.

The Company’s impairment evaluations as of December 31, 2012 and 2011 did not indicate impairment of its goodwill, and therefore step two of the impairment testing process was not performed.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as assets and are amortized as interest expense over the term of the related debt. The unamortized balance of debt issuance costs was $1,798,720 and $869,593 as of December 31, 2012 and 2011, respectively. Amortization expense was $275,858 and $144,739 for the years ended December 31, 2012 and 2011, respectively.

Investment in Unconsolidated Affiliate

EWR owns a 24.5% interest in Kykuit, a developer and operator of oil, gas and mineral leasehold estates located in Montana. We have invested a total of approximately $2.1 million in Kykuit and may invest additional funds in the future as Kykuit could provide a supply of natural gas in close proximity to our natural gas operations in Montana. However, our obligations to make additional investments in Kykuit are limited under our agreement with the other Kykuit investors. We are entitled to cease further investments in Kykuit if, in our reasonable discretion after the results of certain initial exploration activities are known. At December 31, 2012, we are obligated to invest no more than an additional $114,000 over the life of the venture. Other investors in Kykuit include our chairman and CEO, Richard M. Osborne, and John D. Oil and Gas Company, a publicly held gas exploration company, which is also the managing member of Kykuit. Additional investors include Thomas J. Smith, a director and our chief financial officer, and a director of John D. Oil and Gas Company, and Gregory J. Osborne, a director and employee and former president and director of John D. Oil and Gas Company.

The Company is accounting for the investment in Kykuit using the equity method. The total invested in Kykuit is approximately $2.1 million and $2.1 million, with a net investment after undistributed losses of approximately

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$322,000 and $330,000 at December 31, 2012 and 2011, respectively. The loss on the equity investment in Kykuit for the years ended December 31, 2012 and 2011 include an impairment charge of approximately $2,000 and $790,000, respectively, due to the write-off of drilling costs related to dry holes.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2012 and 2011, management does not consider the value of any of its long-lived assets to be impaired, except for the items already disclosed.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred or acquired. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying balance sheets. The Company amortizes the amount added to property, plant, and equipment, net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of December 31, 2012 and 2011, the Company has recorded a net asset of $156,816 and $227,216, and a related liability of $1,850,379 and $1,689,081, respectively.

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

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The schedule below is a reconciliation of the Company’s liability for the years ended December 31:

	2012	2011
Balance, beginning of period	$1,689,081	$1,546,867
Liabilities incurred or acquired	-	-
Accretion expense	161,298	142,214

Balance, end of period	$1,850,379	$1,689,081

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income (loss), which for the Company is primarily comprised of unrealized holding gains or losses on available-for-sale securities that are excluded from the statement of comprehensive income in computing net income and reported separately in shareholders’ equity. Comprehensive income and its components are as follows:

	Years Ended December 31,
	2012	2011
Net Income	$3,719,317	$5,369,517
Other comprehensive income (loss):
Change in unrealized gain/(loss) on available-for-sale securities, net of tax	(14,616)	33,815

Comprehensive Income	$3,704,701	$5,403,332

Other comprehensive income (loss) for the years ended December 31, 2012 and 2011 is reported net of tax of $(8,913) and $20,490, respectively.

Earnings Per Share

Earnings per common share is computed by both the basic method, which uses the weighted average number of common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and other dilutive securities, as calculated using the treasury stock method.

	Years Ended December 31,
	2012	2011
Numerator:
Net income	$3,719,317	$5,369,517

Denominator:
Basic weighted average common shares outstanding	8,163,814	8,151,935
Dilutive effect of stock options	5,865	7,892

Diluted weighted average common shares outstanding	8,169,679	8,159,827

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company excludes outstanding stock options with exercise prices that are greater than the average market price from the calculation of diluted earnings per share because their effect would be anti-dilutive. There were no instruments that were anti-dilutive for the years ended December 31, 2012 and 2011, respectively.

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the years ended December 31, 2012 and 2011.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of December 31, 2012 and 2011, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the years ended December 31, 2012 and 2011, the Company did not recognize interest or penalties.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2008 for federal and state returns remain open to examination by the major taxing jurisdictions in which we operate.

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. Such reclassifications are not considered material and had no effect on net income.

Recently Adopted Accounting Pronouncements

ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRSs”

In May 2011, the FASB issued ASU 2011-04, which changes the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU was effective for interim and annual periods beginning after December 15, 2011, and early application was not permitted. The adoption of this ASU did not have a material impact on the accompanying financial statements.

ASU No. 2011-05, “Presentation of Comprehensive Income”

In June 2011, the FASB issued ASU 2011-05, which intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of US GAAP and IFRS, the FASB eliminated the option to present components of other

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprehensive income as part of the statement of changes in stockholders’ equity. The ASU requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU changes the presentation of other comprehensive income in the accompanying financial statements. However, this ASU does not change the calculation of the other comprehensive income. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early adoption was permitted. The adoption of this guidance did not have a material impact on the accompanying financial statements.

ASU No. 2011-08, “Testing Goodwill for Impairment”

In September 2011, the FASB issued ASU 2011-08, which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. This ASU also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. This ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. The adoption of this guidance did not have a material impact on the accompanying financial statements, as we did not utilize the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in testing goodwill for impairment.

ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”

In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This ASU is effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU is deferring. This adoption of this ASU does not have a material impact on the accompanying financial statements.

Recently Issued Accounting Pronouncements

ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”

In December 2011, the FASB issued ASU 2011-11, which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that either offset in accordance with current literature or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013; the disclosures are retrospectively applied for comparative periods. We are currently evaluating the impact on the accompanying financial statements. The Company does not expect to implement this ASU prior to the required date.

ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”

In July 2012, the FASB issued ASU 2012-02. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applies to all public, private, and not-for-profit organizations. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We are currently evaluating the impact on the accompanying financial statements.

ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”

In January 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. ASU 2013-01 becomes effective for fiscal years beginning on or after January 1, 2013. We are currently evaluating the impact on the accompanying financial statements.

ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

In February 2013, the FASB issued ASU 2013-02 to amend the guidance in the FASB ASC Topic 220, entitled Comprehensive Income. The goal behind development of the ASU 2013-02 amendments is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income when realized. The amendments to FASB ASC 220 do not change current requirements for reporting net income or other comprehensive income in the financial statements. Essentially, all of the information required to be displayed or disclosed in financial statements already are required to be disclosed in the financial statements. We are currently evaluating the impact on the accompanying financial statements.

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

Spelman reconditioned and converted the Ohio pipeline to transport natural gas to new markets where natural gas service was currently not available, as well as to connect to markets served by our Ohio utilities. The expenditures include reestablishment and clearing of rights-of-way, “pigging” and pressure test of the line, replacement of some existing pipe, connect to supply sources and establishment of interconnections to customers. The assets are cathodically protected and reside in a protective nitrogen bath.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future plans include extending the lines to participate in the transportation of Utica and Marcellus Shale production. The Company does not currently have definitive plans for the Kentucky assets.

Spelman filed an application known as a “First Filing” to establish intrastate transportation rates with the PUCO. Should the commission find that the rates proposed by the Company are not unjust and unreasonable, it may approve the rates without a hearing. On October 12, 2011, the PUCO authorized Spelman to commence operations as an intrastate pipeline company and approved its proposed tariff including its proposed transportation rates and charges.

Acquisition of Independence Oil & LP Gas, Inc.

On August 1, 2011 the Company purchased certain assets and assumed certain liabilities of Independence Oil & LP Gas, Inc. for the original price of $1.6 million, of which $200,000 was held back for 90 days. Independence Oil & LP Gas, Inc. delivered liquid propane, heating oil, and kerosene to approximately 3,400 customers from its facilities in West Jefferson, North Carolina and Independence, Virginia. The Company created a new subsidiary named Independence Oil, LLC and is continuing to service the current customers with the intention to expand to other customers in each of the regions. The costs related to the transaction were $13,526 and were expensed during the year ended December 31, 2011.

In accordance with GAAP, the Company determined the purchase of the assets acquired and liabilities assumed to be an acquisition of a business. Therefore, the Company applied the acquisition method and recorded each of the assets acquired (cash, accounts receivable, inventory, and property, plant and equipment) and liabilities assumed (accounts payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable and accounts payable were deemed to be at fair value as of the acquisition date. The Company valued the fair value of inventory and property, plant and equipment by performing fair value research of the items acquired. This process resulted in the fair value of the assets acquired, reduced by the liabilities assumed, to be greater than the purchase price. The difference is a gain from a bargain purchase and is included as a separate line item in the accompanying statements of income. The Company completed the transaction as it provided the opportunity to strengthen its presence in North Carolina, while extending into Virginia, two markets with favorable competitive conditions targeted for growth.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisition of Public Gas Company, Inc.

On April 1, 2012 the Company purchased 100% of the stock of PGC from Kentucky Energy Development, LLC for the original price of $1.6 million, of which $48,522 was held back. A portion of the $48,522 was to be settled 45 days after closing and the remainder was to be settled 180 days after closing. The Company paid $1,029 as final payment of the hold back. PGC is a regulated natural gas distribution company serving approximately 1,600 customers in the State of Kentucky in the counties of Breathitt, Jackson, Johnson, Lawrence, Lee, Magoffin, Morgan and Wolf. The costs related to the transaction were $51,187 and were expensed during the year-ended December 31, 2012. The Company completed the transaction as it provided the opportunity to expand its presence into Kentucky.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (cash, accounts receivable, and property, plant and equipment) and liabilities assumed (accounts payable) at fair value as of the acquisition date. The carrying values of cash, accounts receivable and accounts payable were deemed to be at fair value as of the acquisition date. The Company determined the fair value of property, plant and equipment to be historical book value which is the rate base as PGC is a regulated natural gas distribution company and is required to report to the KPSC. The Company also recorded deferred taxes based on the timing difference related to depreciation. As a result of the purchase, $142,971 was allocated to goodwill. During 2012, this amount was adjusted to $283,425 resulting from adjustments to deferred income taxes and deferred gas cost existing at the time of acquisition. This is reported in the natural gas operations segment. The Company expects none of the goodwill to be deductible for tax purposes.

The estimated fair value of the assets acquired and liabilities assumed is reflected in the following table at the date of acquisition.

Current assets	$69,634
Property and equipment	1,577,592
Goodwill	283,425

Total assets acquired	1,930,651

Current liabilities	184,770
Long-term liabilities	194,403

Total liabilities assumed	379,173

Net assets acquired	$1,551,478

Acquisition of Loring Pipeline lease and related property

On April 17, 2012, the Company entered into an agreement with USPF to place a bid at a public auction on certain assets that were being foreclosed upon by USPF (the “Agreement”). Those assets included buildings, equipment and various parcels of land as well as a leasehold interest in a pipeline and a pipeline corridor easement running from Searsport to Limestone, Maine. The assets were owned by Loring BioEnergy, LLC (“LBE”) and were being foreclosed upon by USPF due to LBE’s default on a loan that it had obtained from

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USPF. On June 4, 2012 the Company attended the public foreclosure auction and was the successful bidder with a bid of $4,500,000. The transaction closed on September 25, 2012. At that time, the Company issued 210,951 shares of common stock valued at $2,250,003 in addition to transferring the $2,250,000 of cash it had placed into escrow prior to the auction, to USPF. The lease agreement calls for lease payments of $300,000 per year for the next ten years, closing costs of buyer and seller of $217,323, an annual service fee of $120,000 and a charge of $0.0125 per Mcf moved on the pipeline.

In accordance with GAAP, the assets acquired do not constitute a business and the Company has accounted for the transaction as a group of assets which included both fixed assets and leased fixed assets. The purchase price was allocated to the assets purchased based on the relative fair value of each asset (including the leased assets) to the total fair value of all the assets. Land, buildings, generators and equipment purchased totaled $605,352. Leased pipeline and leased pipeline easements acquired totaled $6,320,000. The Company has determined that the fixed asset lease is a capital lease because the present value of the lease payments, discounted at an appropriate discount rate, exceeded 90% of the fair market value of the assets. The lease obligation for the $300,000 per year was recorded at the present value of the minimum lease payments of $2,208,026.

Note 3 – Marketable Securities

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities in the accompanying balance sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary, are recorded in the accompanying statement of comprehensive income. The Company did not hold any held-to-maturity or trading securities as of December 31, 2012 or 2011.

The following is a summary of available-for-sale securities at:

	December 31, 2012
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$238,504	$105,842	$344,346

	December 31, 2011
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$238,504	$129,371	$367,875

Unrealized gains on available-for-sale securities of $65,789 and $80,405, respectively (net of $40,053 and $48,966 in taxes) was included in accumulated other comprehensive income in the accompanying balance sheets at December 31, 2012 and 2011, respectively.

There were no gross realized gains or losses for the years ended December 31, 2012 and 2011.

As of December 31, 2012 and December 31, 2011, the Company did not hold any securities in an unrealized loss position.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of:

	December 31, 2012

	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$344,346	-	-	$344,346

	December 31, 2011

	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$367,875	-	-	$367,875

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

Note 5 – Property, Plant and Equipment

Producing Natural Gas Properties

In order to provide a stable source of natural gas for a portion of its requirements, EWR and EWD own two natural gas production properties and three gathering systems located in north central Montana. The Company is depleting the cost of the gas properties using the units-of-production method. As of December 31, 2012 and 2011, management of the Company estimated the net gas reserves at 2.1 Bcf (unaudited) and $1,419,000 of net present value after applying a 10% discount (unaudited), considering reserve estimates provided by an independent reservoir engineer. The net book value of the gas properties totals $1,289,160 and $1,330,782 at December 31, 2012 and 2011, respectively.

The wells are depleted based upon production at approximately 10% per year as of December 31, 2012 and 2011. For the years ended December 31, 2012 and 2011, EWR’s portion of the daily gas production was 461 Mcf and 467 Mcf per day, or 15.5% and 17.0% of EWR’s volume requirements, respectively.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EWD owns working interests in a group of approximately 50 producing natural gas properties and a 75% ownership interest in a gathering system located in northern Montana. For the years ended December 31, 2012 and 2011, EWD’s portion of the daily gas production was 132 Mcf and 137 Mcf per day, or 4.4% and 5.0% of EWR’s volume requirements, respectively.

For the years ended December 31, 2012 and 2011, EWR and EWD’s combined portion of the estimated daily gas production from the reserves was 593 Mcf and 604 Mcf, or 19.9% and 22.0% of our volume requirements in our Montana market, respectively. The wells are operated by an independent third party operator who also has an ownership interest in the properties.

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

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the Credit Agreement and interest on the amounts outstanding at the London Interbank Offered Rate (“LIBOR”) rate plus 175 to 225 basis points. The Term Loan has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan will be amortized at a rate of $125,000 per quarter, with the first principal payment commencing on December 31, 2012. As of December 31, 2012, the Company had not exercised the interest rate swap provision for the fixed interest rate. The first principal payment was paid to Bank of America on January 3, 2013.

The Credit Agreement requires that Energy West and its subsidiaries maintain compliance with a number of financial covenants, including a limitation on investments in another entity by acquisition of any debt or equity securities or assets or by making loans or advances to such entity. In addition, Energy West must maintain a total debt to total capital ratio of not more than .55-to-1.00 (previously .65-to-1.00) and an interest coverage ratio of no less than 2.0-to-1.0. The credit facility restricted Energy West’s ability to create, incur or assume indebtedness except (i) indebtedness under the credit facility (ii) indebtedness incurred under certain capitalized leases including the capital lease related to the Loring pipeline, and purchase money obligations not to exceed $500,000, (iii) certain indebtedness of Energy West’s subsidiaries, (iv) certain subordinated indebtedness, (v) certain hedging obligations and (vi) other indebtedness not to exceed $1.0 million.

The Credit Agreement also restricts Energy West’s ability to pay dividends and make distributions, redemptions and repurchases of stock during any 60-month period to 80% of its net income over that period. In addition, no event of default may exist at the time such dividend, distribution, redemption or repurchase is made. Energy West is also prohibited from consummating a merger or consolidation or selling all or substantially all of its assets or stock except for (i) any merger consolidation or sale by or with certain of its subsidiaries, (ii) any such purchase or other acquisition by Energy West or certain of its subsidiaries and (iii) sales and dispositions of assets for at least fair market value so long as the net book value of all assets sold or otherwise disposed of in any fiscal year does not exceed 5% of the net book value of Energy West’s assets as of the last day of the preceding fiscal year.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2012 and 2011, the weighted average interest rate on the existing and renewed revolving credit facility was 3.33% and 1.72%, respectively, resulting in $500,062 and $262,514 of interest expense, respectively. The balance on the revolving credit facility was $23,860,000 and $23,160,000 at December 31, 2012 and 2011, respectively. The $23.9 million of borrowings as of December 31, 2012, leaves the remaining borrowing capacity on the line of credit at $6.1 million.

The balance outstanding on the Bank of America term loan at December 31, 2012 was $10,000,000. The weighted average interest rate for the year ended December 31, 2012 was 2.1363%, resulting in interest expense of $56,226.

Senior Unsecured Notes

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes.

Interest expense was $800,800 for the years ended December 31, 2012 and 2011, respectively.

Citizens Bank

Our Ohio subsidiaries had term loans with Citizens in the aggregate amount of $11.3 million. Each term note had a maturity date of July 1, 2013 and bore interest at an annual rate of 30-day LIBOR plus 400 basis points with an interest rate floor of 5.00% per annum. For the year ended December 31, 2011, the weighted average interest rate on the term loans was 5.00%, resulting in $156,022 of interest expense. The term loans were paid off on May 3, 2011.

Sun Life Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together “the Issuers”), issued $15.3 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with Sun Life.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,072,000 and $950,000 at December 31, 2012 and 2011, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs.

Payments for both notes prior to maturity are interest-only.

For the years ended December 31, 2012 and 2011, the weighted average interest rate on the Fixed Rate Note was 5.38% and 5.38% respectively resulting in $824,969 and $549,979 of interest expense. For the years ended December 31, 2012 and 2011, the weighted average interest rates on the Floating Rate Note were 4.31% and 4.16%, respectively, resulting in $129,200 and $83,075 of interest expense. For the year ended December 31, 2012, the weighted average interest rate on the Senior Note was 4.15% resulting in $23,576 of interest expense.

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

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original Note Purchase Agreement dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Gas Natural and Sun Life. The Senior Note will bear an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017.

The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio and North Carolina subsidiaries. The Senior Note is subject to other customary loan covenants and default provisions. An event of default, if not cured, would require us to immediately pay the outstanding principal balance of the Senior Note as well as any and all interest and other payments due. An event of default would also entitle Sun Life to exercise certain rights with respect to the collateral that secures the indebtedness incurred under the Note.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Fixed Rate Note and Floating Rate Note require, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense. The note defines EBITDA as net income plus the sum of interest expense, any provision for federal, state, and local taxes, depreciation, and amortization determined on a consolidated basis in accordance with GAAP, but excluding any extraordinary non-operating income or loss and any gain or loss from non-operating transactions. The interest coverage ratio is measured with respect to the Obligors on a consolidated basis and also with respect to the Company and all of its subsidiaries, on a consolidated basis. The notes also require that the Company does not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for the Obligors, and again on a consolidated basis with respect to the Company and all of its subsidiaries.

The Ohio subsidiaries and PGC are prohibited from creating, assuming or incurring additional indebtedness except for (i) obligations under certain financing agreements, (ii) indebtedness incurred under certain capitalized leases and purchase money obligations not to exceed $500,000 at any one time outstanding, (iii) indebtedness outstanding as of March 31, 2011, (iv) certain unsecured intercompany indebtedness and (v) certain other indebtedness permitted under the notes.

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

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. For the year ended December 31, 2012, the weighted average interest rate on the facility was 4.5%, resulting in $11,350 of interest expense. The balance on the facility was $401,000 at December 31, 2012. The $401,000 of borrowings as of December 31, 2012, leaves the remaining borrowing capacity on the line of credit at $99,000.

The revolving credit facility expired February 13, 2013. The Company extended the $500,000 commercial line of credit agreement with Yadkin Valley Bank and Trust Company through May 13, 2013. The interest rate continues at 4.5% per annum, and the debt is secured by assets of Independence.

Independence shall promptly notify Lender in writing of all threatened and actual litigation, governmental proceeding, default, and other material occurrences. We shall maintain adequate insurance coverage. Independence shall conform to any document requests, pay all taxes required by local, state, and federal agencies, and agree to keep our existence in its current organizational form. We must comply with all laws affecting the environment. Independence must use the loan proceeds in its operations. We shall not draw, permit, or pay any more than is reasonable for services provided to us. Independence cannot incur debt, borrow money,

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or guarantee any loan or other obligation. We cannot lend any money or sell our accounts receivable nor encumber or transfer any assets without lender’s permission. Independence cannot pay or declare a dividend or distribution on shares. Independence cannot borrow or make any loans, advances, or investments. Failure by Independence to perform or meet any term, covenant or condition under any obligation to Yadkin Valley Bank shall constitute an event of default.

Debt Covenants

The Company’s Bank of America Credit Facility and the Senior Unsecured Notes contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 80% of aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios.

The Sun Life Senior Unsecured Notes contain similar covenants, and include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 100% of Energy West’s aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios.

The Fixed Rate Note and the Floating Rate Note carry a 60% debt-to-capitalization financial covenant on a consolidated basis for Ohio and the Company, as well as, a 2.0x interest coverage test based on a trailing twelve-month basis. Additional covenants customary for asset sales and purchases, additional indebtedness, dividends, change of control and other matters are also included.

The Company is in compliance with the financial covenants under its debt agreements or has received waivers for any defaults.

The following table shows the future minimum payments on the credit facilities and long-term debt for the years ended December 31:

2013	$633,498
2014	3,502,190
2015	500,000
2016	500,000
2017	39,198,552
Thereafter	-

Total	$44,334,240

Note 7 – Stockholders’ Equity

The Company’s common stock trades on the NYSE Amex Equities (formerly known as the American Stock Exchange) under the symbol “EGAS.”

The Board of Directors approved a stock repurchase plan whereby the Company has the ability to buy back up to 448,500 shares of the Company’s common stock. There was no share repurchase activity during the years ended December 31, 2012 and 2011.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) expired on October 4, 2012 and provided for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of December 31, 2012 and December 31, 2011, there were 35,000 and 35,000 options outstanding, respectively. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under this plan during 2012 or 2011.

2012 Incentive and Equity Award Plan

The 2012 Incentive and Equity Award Plan provides for the grant of options, restricted stock, performance award, other stock-based awards and cash awards to certain eligible employees. The number of shares authorized for issuance under the plan is 500,000. Under the plan, the option price may not be less than 100% of the fair market value on the date of grant and the options may be exercisable up to a ten year period after the date of grant (five years in the case of an incentive stock option granted to a holder of 10% of the Company’s shares of common stock). Under the plan, awards tied to performance goals will be subject to a one-year minimum performance measurement period. As of December 31, 2012, no options or awards had been granted under the plan.

2012 Non-Employee Director Stock Award Plan

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. Under the plan, the election to participate will remain in effect until it is revoked or modified in writing by the director. The number of shares authorized for issuance under the plan is 250,000. As of December 31, 2012, no shares had been issued under the plan.

A summary of the status of the stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2010	39,500	$8.40
Granted	-	$-
Exercised	-	$-
Expired	(4,500)	$6.35

Outstanding December 31, 2011	35,000	$8.66
Granted	-	$-
Exercised	-	$-
Expired	-	$-

Outstanding December 31, 2012	35,000	$8.66	$31,550

Exercisable December 31, 2012	32,500	$8.55	$31,550

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and 2011, there was $3,231 and $12,637 of total unrecognized compensation cost related to stock-based compensation, respectively. That cost is expected to be recognized over a period of two years.

The following information applies to options outstanding at December 31, 2012:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

12/1/2008	$7.10	10,000	$7.10	6.92	10,000	$7.10
6/3/2009	$8.44	5,000	$8.44	2.42	5,000	$8.44
12/1/2009	$8.85	10,000	$8.85	7.92	10,000	$8.85
12/1/2010	$10.15	10,000	$10.15	8.92	7,500	$10.15

		35,000			32,500

During the years ended December 31, 2012 and 2011, the Company recorded $9,406 and $19,187, respectively ($5,832 and $11,896, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

Note 8 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the years ended December 31, 2012 and 2011 was $362,160 and $400,588, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. The Company contributed shares of common stock valued at $52,719 and $47,743 for the years ended December 31, 2012 and 2011, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. The Company made no contributions for the years ended December 31, 2012 and 2011.

The Company has sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of December 31, 2012 and 2011, the value of plan assets was $163,313 and $182,931, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

Significant components of the deferred tax assets and liabilities are as follows:

	2012		2011
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$524,677	$-	$228,839	$-
Contributions in aid of construction	-	742,152	-	659,362
Other nondeductible accruals	66,278	-	64,794	-
Recoverable purchase gas costs	434,995	-	351,241	-
Net operating loss carryforwards	-	5,439,748	-	4,750,607
Property tax	-	153,967	89,391	179,273
Other	709,778	595,352	651,659	305,390

Total deferred tax assets	1,735,728	6,931,219	1,385,924	5,894,632

Deferred tax liabilities:
Recoverable purchase gas costs	867,075	-	275,560	-
Property, plant and equipment	-	6,962,154	-	3,361,427
Unrealized gain on securities available for sale	39,923	-	49,050	-
Amortization of intangibles	-	418,181	-	348,458
Other	-	519,814	-	655,500

Total deferred tax liabilities	906,998	7,900,149	324,610	4,365,385

Net deferred tax asset (liability) before valuation allowance	828,730	(968,930)	1,061,314	1,529,247
Less: valuation allowance	-	(4,175,072)	-	(4,437,414)

Net deferred tax asset (liability)	$828,730	$(5,144,002)	$1,061,314	$(2,908,167)

Income tax expense consists of the following:

	Years Ended December 31,
	2012	2011
Current income tax expense (benefit):
Federal	$(150,224)	$(767,304)
State	245,483	184,989

Total current income tax expense (benefit)	95,259	(582,315)

Deferred income tax expense:
Federal	2,030,525	3,238,429
State	252,403	506,943

Total deferred income tax expense	2,282,928	3,745,372

Total income taxes before credits	2,378,187	3,163,057
Investment tax credit, net	(21,062)	(21,062)

Total income tax expense	$2,357,125	$3,141,995

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Years Ended December 31,
	2012	2011
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$2,065,991	$2,893,921
State income tax, net of federal tax expense	228,051	295,101
Amortization of deferred investment tax credits	(21,062)	(21,062)
Decrease in valuation allowance	(262,343)	(146,747)
Permanent differences	140,211	29,657
Other	206,277	91,125

Total income tax expense	$2,357,125	$3,141,995

The Company has approximately $8.0 million federal net operating loss carryover as of December 31, 2012. The net operating losses begin to expire in 2024. Due to acquisitions, these net operating losses are subject to Section 382 of the Internal Revenue Code. The Company has placed a valuation allowance of $96,000 on the portion relating to its acquisition of Cut Bank Gas in 2009. The Company has approximately $63.9 million of state net operating loss carryover as of December 31, 2012. The Company has placed a state deferred tax asset valuation allowance of $2.4 million against the state net operating loss carryover. In addition, the Company has approximately $33.9 million of carryover tax basis as of December 31, 2012. The Company has placed a state deferred tax asset valuation allowance of $1.7 million on the carryover tax basis of the subsidiaries, since the carryover tax basis is subject to Section 382 of the Internal Revenue Code. Management has concluded that the realization of these state deferred tax assets do not meet the “more-likely-than-not” requirements of ASC 740.

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

The Company adopted the applicable provisions of ASC 740 to recognize, measure, and disclose uncertain tax positions in the financial statements. Under ASC 740, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption and in subsequent periods. During the year ended December 31, 2012, no adjustments were recognized for uncertain tax benefits.

The tax years after 2008 remain open to examination by the major taxing jurisdictions in which the Company operates, although no material changes to unrecognized tax positions are expected within the next twelve months.

During 2012, the Company filed Form 3115 with the Internal Revenue Service for an application for change in accounting method for customer recoveries in Ohio due to rate changes. Under the Company’s current method of accounting for customer recoveries in Ohio, income was recognized before the “all events test” for income had been satisfied. At the point at which we are recognizing such income, we do not have a fixed right to such income. In our application, we proposed to apply the “all events test” for income to customer recoveries, such that income will be recognized in connection with such item only when it has a fixed right to receive such income, and the amount can be determined with reasonable accuracy.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Related Party Transactions

The Company is party to certain agreements and transactions with Mr. Osborne, or companies owned or controlled by Mr. Osborne.

Notes Payable

The Company had two notes payable to Mr. Osborne. The first note was payable on demand and bore interest at a rate equal to the prime rate as published by Key Bank. On December 1, 2010, the Company repaid the first note in full, including all interest accrued to date. The second note had a maturity date of January 3, 2014 and bore interest at 6.0% annually. On May 3, 2011, the Company repaid the second note in full, including all interest accrued to date, using the Sun Life proceeds. As of December 31, 2012 and 2011, the second note had a balance of $0. Interest expense incurred related to both loans was $0 and $529, respectively, for the years ended December 31, 2012 and 2011.

Note Receivable

The Company has a note receivable from JDOG Marketing, a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to JDOG Marketing to finance the acquisition of a gas pipeline. The balance due from JDOG Marketing was $35,409 and $45,664 (of which, $10,998 and $10,256 is due within one year) as of December 31, 2012 and 2011, respectively. The Company has a corresponding agreement to lease the pipeline from JDOG Marketing through December 31, 2016. Lease expense resulting from this agreement was $13,200 and $13,200 for the years ended December 31, 2012 and 2011, respectively, which is included in the Natural Gas Purchased column below. There was $1,100 and $0 due at December 31, 2012 and 2011, respectively to JDOG Marketing related to these lease payments.

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at December 31, 2012 and 2011, respectively:

	Accounts Receivable		Accounts Payable
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
John D. Oil and Gas Marketing	$3,282	$3,282	$40,518	$126,051
Cobra Pipeline	21,698	448	-	1,312
Orwell Trumbell Pipeline	90,385	128,012	-	1,043
Great Plains Exploration	142,740	133,928	9	9
Big Oats Pipeline Supply	769	432	11,270	53,348
Kykuit Resources	98,037	98,037	-	-
Sleepy Hollow	143,697	138,611	-	-
Other	21,949	16,334	-	10,000

Total	$522,557	$519,084	$51,797	$191,763

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the year ended December 31, 2012:

	Year Ended December 31, 2012
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$2,405,158	$9,870	$58,043	$-	$13,128
Cobra Pipeline	389,233	5,390	5,104	-	23,210
Orwell Trumbell Pipeline	526,785	132	19,547	26,519	4,785
Great Plains Exploration	506,503	-	-	7,068	10,643
Big Oats Pipeline Supply	-	1,231,921	256,607	2,131	7,068
Sleepy Hollow	-	-	-	-	5,113
John D. Oil and Gas Company	502,897	-	-	575	-
OsAir	248,588	-	196,451	2,479	306
Other	135,927	-	127,171	28,777	411

Total	$4,715,091	$1,247,313	$662,923	$67,549	$64,664

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

The Company also accrued a liability of $595,240 and $635,192, respectively, due to companies controlled by Mr. Osborne for natural gas used through December 31, 2012 and 2011 that has not yet been invoiced. The related expense is included in the gas purchased line item in the accompanying statements of comprehensive income. These amounts will be trued up to the actual invoices when received in future periods.

Mr. Osborne sold shares of common stock in which the Company incurred expenses of $274,213 and $106,595 for the years ended December 31, 2012 and December 31, 2011, respectively. These expenses are recorded in the accompanying income statement as stock sale expense.

On December 20, 2011, the Company consummated a real estate transaction with Black Bear, an Ohio limited liability company owned and controlled by Mr. Osborne, whereby Black Bear sold to the Company approximately 9.24 acres of real estate Black Bear owned in Violet Township, Fairfield County, Ohio for $600,000.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Segments of Operations

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline, propane, and corporate and other operations. The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production and propane businesses and from the federally regulated pipeline business. The Company has regulated utility businesses in the states of Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania, and Wyoming and these businesses are aggregated together to form the natural gas operations. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment:

Year Ended December 31, 2012
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$81,630,788	$13,417,723	$401,933	$4,614,915	$-	$100,065,359
Intersegment eliminations	(324,837)	(5,924,362)	-	-	-	(6,249,199)

Total operating revenue	81,305,951	7,493,361	401,933	4,614,915	-	93,816,160

COST OF SALES	42,810,640	11,877,518	-	3,346,591	-	58,034,749
Intersegment eliminations	(324,837)	(5,924,362)	-	-	-	(6,249,199)

Total cost of sales	42,485,803	5,953,156	-	3,346,591	-	51,785,550

GROSS MARGIN	$38,820,148	$1,540,205	$401,933	$1,268,324	$-	$42,030,610

OPERATING EXPENSES
Distribution, general and administrative	19,806,389	449,665	87,640	1,550,684	236,315	22,130,693
Maintenance	1,176,189	1,014	13,835	67,593	-	1,258,631
Depreciation and amortization	4,662,313	268,202	61,085	300,590	34,542	5,326,732
Accretion	113,106	48,192	-	-	-	161,298
Taxes other than income	3,366,238	38,052	35,497	72,975	39,110	3,551,872

Total operating expenses	29,124,235	805,125	198,057	1,991,842	309,967	32,429,226

OPERATING INCOME (LOSS)	$9,695,913	$735,080	$203,876	$(723,518)	$(309,967)	$9,601,384

OTHER INCOME (EXPENSE)	418,822	(6,051)	-	16,272	(1,230,650)	(801,607)
INTEREST EXPENSE	(2,512,444)	(133,440)	(13,528)	(23,142)	(40,781)	(2,723,335)
Intersegment eliminations	-	-	-	-	-	-

INCOME (LOSS) FROM
CONTINUING OPERATIONS	$7,602,291	$595,589	$190,348	$(730,388)	$(1,581,398)	$6,076,442

INCOME TAX BENEFIT
(EXPENSE)	(3,135,445)	4,542	(97,523)	382,483	488,818	(2,357,125)

NET INCOME (LOSS)	$4,466,846	$600,131	$92,825	$(347,905)	$(1,092,580)	$3,719,317

Capital expenditures	$16,131,643	$1,393,040	$23,141	$51,771	$856,359	$18,455,954

As of December 31, 2012
Investment in unconsolidated affiliate	$-	$321,731	$-	$-	$-	$321,731
Goodwill	$14,891,377	$-	$-	$-	$-	$14,891,377

Total assets	$169,616,395	$8,786,247	$632,466	$3,556,432	$64,887,276	$247,478,816
Intersegment eliminations	(46,338,335)	(447,549)	(16,073)	(2,096,143)	(24,117,257)	(73,015,357)

Total assets	$123,278,060	$8,338,698	$616,393	$1,460,289	$40,770,019	$174,463,459

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2011
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$90,325,379	$13,461,470	$417,768	$3,014,971	$-	$107,219,588
Intersegment eliminations	(330,763)	(7,671,532)	-	-	-	(8,002,295)

Total operating revenue	89,994,616	5,789,938	417,768	3,014,971	-	99,217,293

COST OF SALES	53,348,689	12,142,036	-	2,695,187	-	68,185,912
Intersegment eliminations	(330,763)	(7,671,532)	-	-	-	(8,002,295)

Total cost of sales	53,017,926	4,470,504	-	2,695,187	-	60,183,617

GROSS MARGIN	$36,976,690	$1,319,434	$417,768	$319,784	$-	$39,033,676

OPERATING EXPENSES
Distribution, general and administrative	18,297,497	517,155	67,237	597,620	130,545	19,610,054
Maintenance	1,061,672	648	18,076	42,052	-	1,122,448
Depreciation and amortization	4,016,981	285,254	60,195	102,451	-	4,464,881
Accretion	96,536	45,678	-	-	-	142,214
Taxes other than income	3,330,549	24,997	25,853	44,061	26,400	3,451,860

Total operating expenses	26,803,235	873,732	171,361	786,184	156,945	28,791,457

OPERATING INCOME (LOSS)	$10,173,455	$445,702	$246,407	$(466,400)	$(156,945)	$10,242,219

OTHER INCOME (EXPENSE)	638,583	(877,465)	-	1,004,929	(282,903)	483,144

INTEREST EXPENSE	(2,106,130)	(87,744)	(16,811)	-	(3,166)	(2,213,851)
Intersegment eliminations	180,248	-	-	-	(180,248)	-

INCOME (LOSS) FROM
CONTINUING OPERATIONS	$8,886,156	$(519,507)	$229,596	$538,529	$(623,262)	$8,511,512

INCOME TAX BENEFIT
(EXPENSE)	(3,072,056)	232,393	(67,167)	(283,313)	48,148	(3,141,995)

NET INCOME (LOSS)	$5,814,100	$(287,114)	$162,429	$255,216	$(575,114)	$5,369,517

Capital expenditures	$22,495,616	$-	$19,248	$582,889	$107,765	$23,205,518

As of December 31, 2011
Investment in unconsolidated affiliate	$-	$330,351	$-	$-	$-	$330,351
Goodwill	$14,607,952	$-	$-	$-	$-	$14,607,952

Total assets	$142,040,028	$5,900,392	$872,341	$3,638,634	$68,057,539	$220,508,934
Intersegment eliminations	(50,723,758)	(1,567,600)	(28,368)	(2,125,742)	(9,652,052)	(64,097,520)

Total assets	$91,316,270	$4,332,792	$843,973	$1,512,892	$58,405,487	$156,411,414

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

Commitments

Operating Leases

The Company leases certain properties including land, office buildings, and other equipment under non-cancelable operating leases. The future minimum lease payments on these leases are as follows for the years ended December 31:

2013	$268,490
2014	235,283
2015	201,167
2016	113,854
2017	111,363
Thereafter	647,243

Total	$1,577,400

Lease expense resulting from operating leases for the years ended December 31, 2012 and 2011, totaled $537,097 and $541,290, respectively. Our projected future lease obligations have decreased due to the construction of our facilities in North Carolina and Maine extinguishing our rent obligations, and the purchase of the Ohio office building as disclosed in subsequent events.

Capital Leases

During 2012, the Company entered into an agreement with USPF whereby it is leasing certain pipeline and pipeline easement assets with future lease payments of $300,000 per year for the next ten years. The first annual installment is due and payable within a 30 day period beginning on the first anniversary of the commencement date, and each subsequent annual installment is due and payable within the applicable 30 day period commencing on each subsequent anniversary, subject to the right of the Company to defer a portion of each annual installment if chosen.

The agreement calls for a $120,000 facility service fee to be paid by the Company each year within a 30 day period beginning on the first anniversary of the commencement date, as long as the leased assets remain in place on the property. Also included in the agreement is a throughput charge of $0.0125 per Mcf moved through the leased pipeline. There were no throughput charge payments made during 2012. There was no facility service fee paid in 2012.

The agreement contains an initial term of sixteen years, with the option to renew for two additional sixteen year terms.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the minimum lease payments with interest as of December 31, 2012.

Future Minimum Lease Payments

	Imputed Interest	Lease Payment	Total Payment
2013	$132,482	$167,518	$300,000
2014	122,431	177,569	300,000
2015	111,776	188,224	300,000
2016	100,483	199,517	300,000
2017	88,512	211,488	300,000
Thereafter	236,290	1,263,710	1,500,000

Total	$791,974	$2,208,026	$3,000,000

The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in Property, Plant, and Equipment on the Consolidated Balance Sheet are as follows as of December 31, 2012 and 2011:

	December 31
	2012	2011
Cost	$6,320,000	$-
Accumulated depreciation	(100,317)	-

Net book value	$6,219,683	$-

Depreciation expense recorded in connection with assets recorded under capital leases was $100,317 and $0 for the years ended December 31, 2012 and 2011, respectively.

Long-term Contracts

The Company has a long-term contract with Northwestern Energy for pipeline and storage capacity which commits the Company to purchase certain blocks of pipeline capacity through 2018 at the interconnect with the TransCanada pipeline. The Company has a companion contract with TransCanada for pipeline capacity of equal quantities and terms. Based on current tariff prices as specified in the contracts, the future obligations under these agreements at December 31, 2012 are as follows:

	Northwestern Energy	Trans-Canada
2013	$1,517,892	$921,977
2014	1,517,892	921,977
2015	1,434,680	829,775
2016	519,356	368,768
2017	519,356	368,768
Thereafter	476,076	338,036

Total	$5,985,252	$3,749,301

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s operating unit, Bangor Gas entered into an agreement with Maritimes and Northeast Pipeline for the transportation and storage of natural gas. Future obligations due to Maritimes and Northeast Pipeline:

2013	$575,622
2014	575,622
2015	357,042
2016	357,042
2017	357,042
Thereafter	714,084

Total	$2,936,454

The Company also guarantees the gas supply obligations of its subsidiaries for up to $4.1 million of amounts purchased.

The Company’s marketing and production segment has several contracts to sell natural gas to customers at fixed prices that range from a low of $2.66 per Dkt to a high of $7.20 per Dkt. One of these contracts has a remaining term of two years with an approximate annual volume commitment of 344,000 Dkt. The remaining contracts have terms of less than one year, with a total approximate volume commitment of 954,000 Dkt.

Environmental Contingency

Included as part of the acquisition of Independence, the Company identified a piece of property that encountered a diesel fuel spill and required environmental cleanup. This property is currently used as a storage facility for the diesel fuel and propane that is utilized in daily operations. We have completed a voluntary remediation of the soil contaminants at the property and plan to monitor the site for future contaminants.

Approximately $25,000 and $75,000 was voluntarily incurred to evaluate and remediate the site during 2012, and 2011, respectively. We expect on-going remediation costs for 2013 of approximately $25,000 based on testing of the site for 2013.

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

On June 20, 2012, Gas Natural was named as a defendant in a lawsuit captioned RBS Citizens N.A., dba Charter One v. Richard M. Osborne, Gas Natural Inc. (f/k/a Energy, Inc.) and the Richard M. Osborne Trust, Case No. CV-12-784656, which was filed in the Cuyahoga County Court of Common Pleas in Ohio. In an effort to collect on judgments obtained against Richard M. Osborne, our chairman and chief executive officer of Gas Natural, the complaint seeks (1) an order requiring Gas Natural to pay over to RBS Citizens any distributions due to Mr. Osborne by virtue of his ownership in Gas Natural as well as any proceeds payable to him as part of the previously announced proposed acquisition of JDOG Marketing, (2) the imposition of a constructive trust on dividends or assets that Mr. Osborne might receive as part of the acquisition of JDOG Marketing and (3) an injunction preventing the acquisition of JDOG Marketing. We believe the claims concerning the JDOG Marketing transaction to be without merit and have filed a motion for summary judgment. The parties are currently in settlement discussions in an effort to resolve this matter, although there can be no guaranty that the parties will be able to reach a mutually acceptable resolution.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2010, Bangor Gas Company, the Company’s Maine utility, asserted a claim against H.Q. Energy Services (US), Inc. (HQ) for a breach of a firm gas transportation service agreement between the parties. HQ filed a counterclaim against the Company for reimbursement of certain transportation charges that HQ paid to a third party. The parties agreed to arbitration and on September 1, 2011, the arbitrators awarded HQ the sum of approximately $280,000 for past transportation charges that HQ paid to the Company. The arbitrators also ordered the Company to pay future transportation charges that will be incurred during the remaining term of the agreement while HQ was ordered to pay the Company for future fuel reimbursements for the remaining term of the agreement. On September 23, 2011, the arbitrators clarified their initial order to require HQ to reimburse the Company for the past transportation charges awarded by the arbitrators if the FERC determined that our payment of the transportation charges was not consistent with FERC policy. On November 10, 2011, the FERC’s Office of General Counsel issued a no-action letter indicating that the FERC staff could not assure the Company that the FERC would not recommend enforcement action if the Company made the payments to HQ required by the arbitration award. As a result, on November 30, 2011, the Company filed an action in the United States District Court, District of Maine against HQ seeking to vacate the arbitration award against the Company and confirm that portion of the award requiring HQ to return the transportation payments to the Company and obtain an award of past fuel reimbursements in addition to the prospective award made by the arbitrators. On March 1, 2012, the court issued an order confirming the arbitration award against the Company, rejecting the Company’s claim for past fuel costs, and denying the Company’s claim for reimbursement of transportation charges on the grounds that the FERC no-action letter was not a final, binding finding by the FERC of the consistency of the payments with FERC policy. On March 30, 2012, the Company filed an action with the United States Court of Appeals for the First Circuit appealing the district court’s decision in its entirety. The appeal has been briefed; oral arguments have been heard; and The parties are awaiting the Court’s decision.

Additionally, we also made a claim against HQ for personal property and real estate tax reimbursements which the Company claimed were due under the transportation contract with HQ. The parties participated in an arbitration hearing in connection with this matter on August 14 and 15, 2012, and on October 30, 2012, the arbitrators ruled that no reimbursements were due from HQ under the contract.

The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made. .In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for these contracts in accordance with ASC 815, Derivatives and Hedging. In accordance with ASC 815, such contracts are reflected in the balance sheet as assets or liabilities and valued at “fair value,” determined as of the balance sheet date. Fair value accounting treatment is also referred to as “mark-to-market” accounting. Mark-to-market accounting results in disparities between reported earnings and realized cash flow. The changes in the derivative values are reported in the statement of comprehensive income as an increase or (decrease) in revenues without regard to whether any cash payments have been made between the parties to the contract. ASC 815 specifies that contracts for purchase or sale at fixed prices and volumes must be valued at fair value (under mark-to-market accounting) unless the contracts qualify for treatment as a “normal purchase or normal sale.”

For the years ended December 31, 2012 and 2011, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”

Note 14 – Subsequent Events

On August 15, 2012, we entered into an asset purchase agreement with JDOG Marketing and Richard M. Osborne, as trustee of the Osborne Trust. JDOG Marketing is engaged in the business of marketing natural gas. The purchase agreement provides for the acquisition of substantially all of the assets, rights, and properties of JDOG Marketing by Gas Natural. As consideration for the purchase of the assets, we will pay JDOG Marketing the sum of $2,875,000 at closing, paid by the issuance of 256,926 shares of our common stock at a price of $11.19 per share. In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if JDOG Marketing achieves an annual EBITDA target in the amount of $810,432, which is JDOG Marketing’s EBITDA for the year-ended December 31, 2011. If actual EBITDA for a certain year is less than target EBITDA, then no earn-out payment will be due and payable for that particular earn-out period. We obtained shareholder approval of the transaction on March 1, 2013. The consummation of the transaction is subject to the satisfaction or waiver of the receipt of regulatory approvals and the consent of certain of our lenders.

The Company declared a dividend of $0.045 per share on January 30, 2013 that is payable to shareholders of record on February 15, 2013. There were 8,389,752 shares outstanding on February 15, 2013 resulting in a total dividend of $377,539 which was paid to shareholders on February 28, 2013.

The Company declared a dividend of $0.045 per share on February 27, 2013 that is payable to shareholders of record on March 15, 2013. There were 8,389,752 shares outstanding on March 19, 2013 resulting in a total dividend of $377,539 which was paid to shareholders on March 29, 2013.

On March 5, 2013, we purchased the Matchworks Building in Mentor, Ohio from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC (collectively, the “Sellers”). Our Ohio headquarters are located in the Matchworks Building and we had the opportunity to purchase the building because it had fallen into receivership. The purchase price for the building was $1.5 million plus payment of real estate taxes and certain costs to date related to the transaction totaling approximately $280,000. The closing The Sellers are entities owned or controlled by Richard M. Osborne, our chairman and chief executive officer. The acquisition of the Matchworks Building was approved by the independent members of our board of directors.

PGC sought permission to increase its rates with the KPSC in Case No. 2012-00431. The original filing, as amended, was for an increase of $313,838. Per the KPSC’s order dated March 27, 2013, the Commission granted an increase of $268,147. PGC’s total annual revenue requirements with the increase are $524,686.