Form 10-K/A
period 2012-12-31
Gas Natural Inc.
filed 2013-04-30
CIK 43350

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

(800) 570-5688

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common, par value $.15 per share	NYSE MKT Equities

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

Explanation of Amendment

Gas Natural Inc. is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) filed with the Securities and Exchange Commission on April 1, 2013 for the purpose of including the following portions of Gas Natural’s Annual Report that were incorporated by reference:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the April 1, 2013 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. Below are the names, ages, positions and certain other information concerning our current directors and executive officers:

W. E. ‘Gene’ Argo, 71, has been a director since 2002 and was appointed vice chairman of the board on January 30, 2013. He retired in 2004 as the president and general manager of Midwest Energy, Inc., a gas and electric cooperative in Hays, Kansas, in which capacity he had served since 1992. Over the course of Mr. Argo’s long tenure on our board, he has developed a detailed knowledge and understanding of Gas Natural and he provides our board with continuity that contributes to our long term success. His past experience in energy and utility related industries also imparts insight into our industry.

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

Nicholas U. Fedeli, 27, joined the board in 2010. He began his career with The Fedeli Group in 2006 and has served as vice president since 2008. The Fedeli Group is an insurance brokerage and consulting services company, where he manages client relationships and leads new business development. He is actively involved in many charitable, political, and community organizations in Northeast Ohio. We believe that his knowledge of finance provides our board with critical expertise, and that as a relative newcomer to our board, he introduces a fresh dynamic and perspective to board discussions.

John R. ‘Jack’ Male, 65, joined the board in 2010. He previously served as chairman and chief executive officer of PVF Capital Corp., a publicly-traded bank holding company for Park View Federal Savings Bank in Solon, Ohio, where he had worked since 1971. He was named president and chief executive officer of Park View Federal Savings Bank in 1986 and president and chief executive officer of PVF Capital Corp. upon its organization in 1994. He retired from these positions in 2009. He currently serves on the Board of Trustees of Geauga Hospital, and has served as a trustee for various charitable organizations. Mr. Male’s substantial experience in finance and accounting and as chairman and chief executive officer of a publicly-traded bank holding company are highly beneficial to Gas Natural.

Gregory J. Osborne, 34, has served as a director since September 2009 and was appointed president and chief operating officer of Energy West Resources, Inc., our marketing and production subsidiary, in February 2012. He previously served as president, chief operating officer and a director of John D. Oil and Gas Company (JDOG), a publicly-held oil and gas exploration company, from 2006 until January 2012. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of JDOG in connection with an action brought by one of the company’s creditors. In January 2012, JDOG filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceeding is currently ongoing. From 2003 until joining JDOG, he was president of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell Natural Gas Company, a natural gas distribution company acquired by us in January 2010. From April 2009 to September 2010, he was director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York, and a trustee of the Ohio Oil and Gas Association. He is the son of Richard Osborne, our chairman and chief executive officer. Gregory Osborne’s managerial experience and service on the board of various energy related companies provides our board with a wide range of industry specific knowledge.

Richard M. Osborne, 67, has been a director since 2003, chairman of the board since 2005 and chief executive officer since November 2007. He is the president and chief executive officer of OsAir, Inc., a company he founded in 1963, which operates as a property developer and manufacturer of industrial gases for pipeline delivery, and chairman of each of Northeast Ohio Natural Gas Corporation and Orwell Natural Gas Company, natural gas distribution companies acquired by us in January 2010. Since 1998, Mr. Osborne has been chairman of the board, chief executive officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio. From 2006 to February 2009 he was a director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York and from September 2008 to January 2009 he was a director of PVF Capital Corp., a publicly-held holding company for Park View Federal Savings Bank in Solon, Ohio. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of JDOG and Great Plains Exploration, LLC and Oz Gas, Ltd., companies owned by the Richard M. Osborne Trust (Osborne Trust), of which Mr. Osborne is trustee, in connection with an action brought by one of the companies’ creditors. In January and February 2012, Great Plains Exploration, Oz Gas and JDOG filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceedings are ongoing. Richard Osborne’s background as chairman and chief executive officer of various public companies and many years of experience owning and managing companies in energy and utility related industries provides our board with invaluable management and operational direction as well as a unique insight in considering growth opportunities for the company.

Thomas J. Smith, 69, has served as a director since December 2003 and was appointed our vice president and chief financial officer in November 2007. He also served as our interim president from August 2007 to November 2007. From 1998 to 2006, he was the president, chief operating officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio, of which he remains a director. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of JDOG in connection with an action brought by one of the company’s creditors. In January 2012, JDOG filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceeding is currently ongoing. Since 2003, he has been president of Northeast Ohio Natural Gas Corporation, and since 2002 he has been president of Orwell Natural Gas Company, natural gas distribution companies acquired by us in January 2010. From December 2006 to September 2010, he was also a director of Corning Natural Gas Corporation, a publicly-held utility company in Corning, New York. From November 2009 to April 2010, he was a director of PVF Capital Corp., a publicly-held bank holding company for Park View Federal Savings Bank in Solon, Ohio. Mr. Smith’s financial and disclosure experience gained as the chief financial officer of publicly-held companies, including Gas Natural, as well as his experience as a director of energy and utility related companies provides extensive specialized knowledge and expertise to our board.

Michael T. Victor, J.D., L.L.D., 51, has served as a director since December 2008. Since 2006, he has been the president of Lake Erie College, a private liberal arts college located in Painesville, Ohio. From 1988 through 2000, he served as the CEO of Pyramid Industries Inc., a national manufacturer of telecom conduit systems. From 2002 through 2005, he served as dean of the Walker School of Business, Communication and Hotel, Restaurant and Institutional Management at Mercyhurst College, a private liberal arts college located in Erie, Pennsylvania. Since 2005 Mr. Victor has served as the chair of Fralo Industries. Mr. Victor also serves as a trustee of the Ohio Foundation of Independent Colleges and Universities. Mr. Victor’s executive and managerial roles in academia enable him to add a unique perspective and insight to our board’s discussions.

Kevin J. Degenstein, 54, was appointed our president and chief operating officer in June 2008. Previously, he served as our senior vice president of operations since 2006. Prior to joining us, Mr. Degenstein held various operating positions at Nicor Gas, a natural gas utility in Illinois, including chief engineer from 1982 through 2001. He is a Registered Professional Engineer. Mr. Degenstein was also employed by EN Engineering, an engineering consulting firm, as vice president of distribution from 2002 until 2003 and vice president of technology from 2004 until 2006.

Jed D. Henthorne, 53, was appointed vice president of administration in 2006. He has been employed by us since 1988 and has served in professional and management capacities related to customer service, information technology and accounting.

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

Rebecca Howell, 51, joined us as corporate controller in October 2012 and has been our corporate secretary since 2007. Ms. Howell served as the chief financial officer of Orwell and NEO from 2005 until we acquired those entities in 2010. Ms. Howell then served as the president of Cobra Pipeline Co., Ltd., a natural gas company, from 2010 until she became our corporate controller. Ms. Howell’s prior experience includes serving for nine years as the chief financial officer of a large telecommunications company in the southeastern United States.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. In 2012, Thomas J. Smith, our chief financial officer, failed to timely file a Form 4 on one occasion reporting the monthly issuance of shares to him for compensatory purposes. All reports were subsequently filed. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met in the last fiscal year.

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

A copy of the code is available on our website at www.egas.net. Any amendments or waivers to the code that apply to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions will be promptly disclosed to our shareholders.

Audit Committee. Gas Natural has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is currently comprised of Mr. Brooksby, the committee’s chairman, Mr. Male and Mr. Victor. The audit committee’s current composition satisfies the regulations of the NYSE MKT governing audit committee composition, including the requirement that all audit committee members be “independent directors” as defined in NYSE MKT listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Brooksby is an “audit committee financial expert” under applicable SEC rules through his experience as a public accountant and as the former principal financial officer of Gas Natural’s subsidiary, Energy West, Incorporated, and InNexus Biotechnology Inc. In addition, Mr. Brooksby is deemed to be “financially sophisticated” under applicable NYSE MKT rules. The audit committee reviews and reassesses its charter at least annually and will obtain the approval of the board for any proposed changes to its charter.

ITEM 11. Executive Compensation.

Summary Compensation Table. The following table summarizes the compensation paid by us to our chairman and chief executive officer and our most highly compensated executive officers, referred to as our named executive officers, as determined in accordance with SEC rules, for the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total

Richard M. Osborne,	2012	$250,000	$—	$—	$53,008	$303,008
Chairman and Chief Executive Officer(1)	2011	250,000	—	—	44,508	294,508

Kevin J. Degenstein,	2012	207,950	51,225	—	15,135	274,310
President and Chief Operating Officer(2)	2011	201,450	59,400	—	14,935	275,785

Thomas J. Smith,	2012	198,263	48,900	46,856	66,808	360,827
Vice President and Chief Financial Officer(3)	2011	192,300	56,700	50,220	69,903	369,123

(1)	“All other compensation” includes (i) fees paid to Mr. Osborne for service as a director in the amount of $38,500 in 2012 and $30,000 in 2011 and (ii) the value of a Gas Natural provided automobile in the amount of $14,508 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). The value of the automobile has not been reduced to reflect the costs attributable to business use.
(2)	“All other compensation” includes (i) cash profit sharing contributions and company matching contributions in the form of shares of our common stock as part of our 401(k) plan and (ii) the value of a Gas Natural provided automobile in the amount of $4,185 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). The value of the automobile has not been reduced to reflect the costs attributable to business use.
(3)

“Stock awards” amount represents shares of our common stock received by Mr. Smith for compensation. The amount reflects the value of the number of shares issued using the closing market price on the date of issuance. “All other compensation” includes (i) cash payments equal to the value of the shares of our common stock issued to Mr. Smith of $46,894 in 2012 and $50,220 in 2011 as a component of his compensation package, (ii) cash profit sharing contributions and company matching contributions in the form of shares of our common stock as part of our 401(k) plan and (iii) the value of a Gas Natural provided automobile in the amount of $11,616 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). The value of the automobile has not been reduced to reflect the costs attributable to business use.

Outstanding Equity Awards at December 31, 2012

The following table summarizes information with respect to the stock options held by our most highly compensated executive officers as of the end of the past fiscal year.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Kevin J. Degenstein	10,000	0	$7.10	12/01/2018	(1)
	10,000	0	$8.85	12/01/2019	(2)
	2,500	7,500	$10.15	11/30/2020	(3)

(1)	The option is exercisable as follows: 25% of the shares on 12/1/2008; 25% of the shares on 12/1/2009; 25% of the shares on 12/1/2010 and 25% of the shares on 12/1/2011.
(2)	The option is exercisable as follows: 25% of the shares on 12/1/2009; 25% of the shares on 12/1/2010; 25% of the shares on 12/1/2011 and 25% of the shares on 12/1/2012.
(3)	The option is exercisable as follows: 25% of the shares on 12/1/2010; 25% of the shares of 12/1/2011; 25% of the shares on 12/1/2012 and 25% of the shares on 12/1/2013.

Employment and Separation Agreements

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

Kevin J. Degenstein. On August 25, 2006, we entered into an employment agreement with Mr. Degenstein to serve as senior vice president of operations. On June 12, 2008, Mr. Degenstein was named president and chief operating officer. The term of Mr. Degenstein’s employment agreement commenced on September 18, 2006 and will continue until terminated by us, by Mr. Degenstein or as a result of Mr. Degenstein’s death or disability.

Mr. Degenstein is eligible to receive a base salary of $150,000 per year pursuant to his employment agreement, subject to increase at the discretion of the board. For 2012, the compensation committee of the board agreed to increase Mr. Degenstein’s annual salary to $207,950 from $201,450 in 2011, as a result of Mr. Degenstein’s performance. The compensation committee also determined that Mr. Degenstein will be eligible to receive a bonus of up to 50% of his annual salary depending on the company’s net income, subject to modification upon the recommendation of our chief executive officer with the approval of the compensation committee or the entire board.

Mr. Degenstein is eligible to receive option grants under our stock option plans and to participate in all other savings, retirement, and welfare plans that are applicable generally to our employees and senior executive officers. The compensation committee approved the award to Mr. Degenstein of options to purchase 10,000 shares of our common stock in each of 2008, 2009, and 2010 under our 2002 stock option plan. Mr. Degenstein is also entitled to receive vacation and fringe benefits in accordance with our plans, practices, programs, and policies.

Upon termination of employment for any reason, we will pay Mr. Degenstein a lump sum of cash equal to his unpaid salary through the date of termination plus accrued but unpaid vacation pay. In addition, we will provide benefit continuation or conversion rights, as provided under our benefit plans, and vested benefits under our benefit plans. If the employment agreement is terminated by us without cause or terminated by Mr. Degenstein for “good reason” (if we change his title, materially reduce his duties or authority, assign duties inconsistent with his title, or require him to relocate from the Great Falls area), Mr. Degenstein will be entitled to severance compensation equal to his annual base salary payable monthly for 12 months following the date of termination. Payment of these severance benefits is expressly conditioned upon receipt by the company of an enforceable waiver and release from Mr. Degenstein in a form reasonably satisfactory to the company.

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

We believe that long-term incentives should be awarded only with the achievement of specific goals and, accordingly, are used sparingly. We have adopted the 2012 incentive and equity award plan, which allows for the issuance of options, restricted stock, performance awards, other stock based awards and cash awards. The compensation committee, in consultation with executive management, is charged with designating those persons to whom awards are to be granted and determining the terms of the awards. We did not grant any awards in 2012. For additional information regarding our long-term incentive plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Equity Compensation Plan Information” below.

Benefit Plans

401(k) Plan. We maintain a tax-qualified profit sharing plan under Section 401(k) of the tax code that covers substantially all of our employees. The plan generally provides for voluntary employee pre-tax contributions of employee compensation, a profit sharing contribution of 3% allocated to each employee based on compensation and a discretionary profit sharing contribution of up to 7% of employee compensation. Profit sharing contributions are approved by our board of directors. The plan also provides a company matching contribution in the form of shares of our common stock equal to 10% of each employee’s elective deferrals in the plan. In 2012, we made total profit sharing contributions of $362,160 and contributed shares of our common stock valued at $52,719.

Employee Stock Ownership Plan. We maintain an employee stock ownership plan (ESOP) that covers substantially all of our employees. The ESOP receives contributions of our common stock from Gas Natural each year as determined by our board of directors. The contribution, if any, is recorded based on the current market price of our common stock. We did not make any contributions to the ESOP in 2012.

Retiree Health Plan. We sponsored a defined post-retirement health benefit plan providing health and life insurance benefits to eligible retirees. The plan pays eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The 25% in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA trust account. In 2006, we discontinued contributions to the plan and are no longer required to fund the plan. As of December 31, 2012, the value of the plan assets was $163,313. The assets remaining in the VEBA trust account will be used to fund the plan until these assets are exhausted.

Dividend Reinvestment Policy. We have a policy that provides for any employee who owns shares of our common stock in our 401(k) plan or ESOP the opportunity to reinvest any dividends for additional shares of our common stock.

Director Compensation. We currently pay each board member a fee of $3,500 for each board meeting. We also reimburse all directors for expenses incurred in connection with their service as directors, including travel, meals and lodging.

The following table summarizes information with respect to the compensation paid to our directors during 2012. The table does not include Richard M. Osborne and Thomas J. Smith who both serve as executive officers. The compensation of these executive officers is disclosed with the other executive officers beginning on page 8.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
W.E. “Gene” Argo	$38,500	—	—	$38,500

Wade F. Brooksby	$38,500	—	—	$38,500

Nicholas U. Fedeli	$38,500	—	—	$38,500

John R. “Jack” Male	$38,500	—	—	$38,500

Gregory J. Osborne	$38,500	—	—	$38,500

Michael T. Victor	$38,500	—	—	$38,500

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 29, 2013, information regarding the beneficial ownership of our common stock by

•	each shareholder known by us to be the beneficial owner of more than 5% of the stock,

•	each director,

•	each named executive officer in our summary compensation table,

•	all our current directors and officers as a group.

	Beneficial Ownership
Names and Address(1)	Common Stock	Stock Options(2)	Total	Percentage

Richard M. Osborne(3)	1,191,911	—	1,191,911	14.2%

Thomas J. Smith(4)	60,457	—	60,457	*

Kevin J. Degenstein(5)	1,064	7,500	8,564	*

Michael T. Victor(6)	5,800	—	5,800	*

W.E. “Gene” Argo	1,275	—	1,275	*

Wade F. Brooksby	—	—	—	*

Nicholas U. Fedeli	—	—	—	*

John R. “Jack” Male	—	—	—	*

Gregory J. Osborne	—	—	—	*

All directors and executive officers as a group (12 individuals)	1,288,646	7,500	1,296,146	15.5%

*	Less than 1%
(1)	The address of each of the beneficial owners identified is c/o Gas Natural Inc., 1 First Avenue South, Great Falls, Montana 59401.
(2)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(3)	Shares owned by Richard M. Osborne, Trustee.
(4)	Includes 213 shares of common stock held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.
(5)	Shares of common stock are held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.
(6)	Shares are held by Michael T. Victor Revocable Trust HDI U/A DTD 12/15/2000.

Equity Compensation Plan Information. The Gas Natural Inc. 2002 stock option plan provided for the issuance of up to 300,000 shares of common stock to certain key employees. As of December 31, 2012, there were 35,000 options outstanding under the plan. The 2002 plan expired in 2012 and no further grants can be made under the plan.

At the 2012 annual meeting our shareholders approved the Gas Natural Inc. 2012 Incentive and Equity Award Plan to replace the expired 2002 plan. The 2012 incentive plan provides for the grant of options, restricted stock, performance award, other stock-based awards, and cash awards. Grants may be made to employees, non-employee directors, and consultants and independent contractors of Gas Natural. Except with respect to awards granted to non-employee directors, the plan is administered by the compensation committee of our board. The compensation committee is authorized to select persons to whom awards are granted and the terms of all awards under the plan. Up to 500,000 shares may be issued under the 2012 incentive plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	35,000	$8.66	500,000

Equity compensation plans not approved by security holders*	N/A	N/A	N/A

Total	35,000	$8.66	58,000

*	We issued 375 shares of our common stock a month to Thomas J. Smith, our vice president and chief financial officer, as a component of his compensation package during 2012. We are no longer issuing stock to Mr. Smith as a component of his compensation.

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

Loans from and Guaranties by Richard Osborne

Brainard had an outstanding loan from Mr. Osborne personally in the principal amount of $49,361, which was evidenced by a demand cognovit note dated August 6, 2008. The note bore interest at the prime rate and was due on demand. The note was repaid in May 2011.

On January 5, 2010, Great Plains, NEO and GPL had a credit facility with Citizens Bank, N.A. The Citizens credit facility consisted of (1) a revolving line of credit in the amount of $2.1 million and a term loan in the amount of $7.8 million to NEO, (2) a term loan in the principal amount of $2.6 million to Great Plains and (3) a term loan in the principal amount of $892,000 to GPL. When we acquired our Ohio subsidiaries, continuing previously provided guaranties, Richard Osborne guaranteed the Citizens credit facility both individually and as trustee of the Osborne Trust. The guaranty agreements were originally entered into on July 3, 2008 and were absolute and unconditional guarantees to Citizens Bank of the full and prompt payment and performance of the obligations under the Citizens credit facility.

The Citizens Bank term loans were repaid in May 2011. NEO’s revolving credit line matured on November 29, 2010 and was repaid and extinguished at that time.

Real Estate Transactions and Leases with Companies Controlled by Richard Osborne

On December 20, 2011, we acquired 9.24 acres of land in Violet Township, Fairfield County, Ohio, for $600,000 from Black Bear Realty, Ltd., a company owned and controlled by Richard Osborne. We intend to use the land acquired from Black Bear to construct an operating facility for NEO. The acquisition was approved by the independent members of our board.

On March 5, 2013, we purchased the Matchworks Building in Mentor, Ohio from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC, all of which are entities owned or controlled by Richard Osborne. Our Ohio headquarters are located in the Matchworks Building and we had the opportunity to purchase the building because it had fallen into receivership. The purchase price for the building was $1.5 million plus payment of real estate taxes and certain costs related to the transaction totaling approximately $400,000. The acquisition of the Matchworks Building was approved by the independent members of our board of directors.

Energy West, Incorporated (Energy West) entered into a lease agreement on February 25, 2008, pursuant to which it leased office space from OsAir Inc. (OsAir) in the Matchworks Building. OsAir is an entity owned by the Osborne Trust and Richard

Osborne is president and chief executive officer of OsAir. The agreement had a three-year term and expired in August 2011. Orwell and NEO entered into triple net lease agreements with OsAir on July 1, 2008, for additional office space in the Matchworks Building. Each of these leases had a fifteen-year term. On September 1, 2011, all of these lease arrangements were terminated and replaced by two lease agreements between Energy West, Orwell and NEO as tenants, and OsAir as landlord. Both leases have a three-year term, subject to one year renewals following the end of the term. In connection with our purchase of the Matchworks Building, OsAir assigned these leases to us.

Pursuant to triple net lease agreements effective as of July 1, 2008, Orwell leases space from (1) the Osborne Trust on the property located at 8470 Station Street, Mentor, Ohio (garage facilities and retail space), and (2) Station Street Partners, LLC, another entity owned by the Osborne Trust, on the property located at 9500 East Main Street, Orwell, Ohio (office space). Each of these agreements has a term of 15 years.

Net rent for all leased properties totaled $323,622 as of December 31, 2012. All lease arrangements described above were reviewed and discussed by a disinterested committee of our board of directors and approved by our board of directors.

Gas Sale and Other Agreements with Companies Controlled by Richard Osborne

Gas Sales Agreements. In July 2008, NEO, Orwell and Brainard each entered fifteen-year agreements with John D. Oil and Gas Marketing Company, LLC (John D. Marketing), for the exclusive supply and delivery of locally-produced natural gas. These agreements were replaced in February 2011 by new agreements for gas purchases by our Ohio utilities through our subsidiary Gas Natural Services Company, LLC (GNSC). The February 2011 agreements were terminated in December 2011 and, following a competitive bid process, were subsequently replaced by a new gas sales agreement between John D. Marketing and GNSC, entered into on November 28, 2012, that establishes new price terms for the intrastate purchase of natural gas. The 2012 agreement may be terminated by either party with 30 days written notice. Gas purchases for the Ohio utilities from John D. Marketing in 2012 totaled approximately $2.1 million.

NEO, Orwell and Brainard had entered contracts for the sale and purchase of natural gas with Great Plains Exploration, Ltd. (Great Plains Exploration), a company owned by the Osborne Trust, in 2011. These agreements were replaced by a new contract with GNSC effective April 1, 2011. The 2011 contract was subsequently replaced by a new agreement between GNSC and Great Plains Exploration, effective November 28, 2012, that establishes new price terms for the intrastate purchase of natural gas. GNSC and our Ohio utilities were charged approximately $506,503 for natural gas purchased from Great Plains Exploration during 2012. GNSC also entered into new contracts for the intrastate sale and purchase of natural gas with John D. Oil and Gas Company (JDOG), a publicly-held oil and gas exploration company of which Richard Osborne is chairman and CEO and a significant shareholder (effective November 25, 2011), OsAir (effective November 28, 2012), John D. Resources, LLC, a company owned by Richard Osborne (effective November 28, 2012), and Mentor Energy and Resources Company, a company owned by

Richard Osborne (effective November 28, 2012). The agreements effective November 2012 supersede contracts entered in 2011 between the same parties and reflect new price terms. GNSC was charged approximately $887,413 in the aggregate for natural gas purchased from these companies during 2012. Each of the gas sale and purchase agreements may be terminated by either party with 30 days written notice. The Osborne Trust owns approximately 86% of John D. Marketing. Richard Osborne is the sole managing member of John D. Marketing. Thomas J. Smith, our vice president and chief financial officer and a director, is a director of JDOG and a former co-managing member, president and chief operating officer of John D. Marketing. Gregory J. Osborne, a member of our board and president and chief operating officer of Energy West Resources, Inc., our marketing and production subsidiary, previously served as president, chief operating officer and a director of JDOG until January 2012, and is the former vice president and assistant secretary of John D. Marketing. Rebecca Howell is the corporate secretary and controller of Gas Natural and previously held the same titles at John D. Marketing until October 2012.

Brokerage Agreements for Procurement of Natural Gas. In addition to the contracts for the purchase of intrastate natural gas supplies described above, on November 28, 2012, GNSC entered into brokerage contracts with John D. Marketing to secure gas in intrastate and interstate commerce. The brokerage contracts require GNSC to pay a brokerage fee of $0.06 per dekatherm to John D. Marketing for procuring gas supplies that are purchased by GNSC. Under these contracts, John D. Marketing does not take title to the gas, which is purchased by GNSC. Each of these agreements may be terminated by either party with 30 days written notice. There were no fees payable under these agreements in 2012.

Asset Management Agreements. In January 2011, NEO and Orwell each entered into agreements with John D. Marketing providing for release of capacity rights on interstate pipelines to John D. Marketing. These agreements could be terminated upon the mutual written consent of the parties, and the agreements were assigned by John D. Marketing to GNSC in February 2011. The new agreements commenced on February 24, 2011 and could be terminated upon the mutual agreement of the parties or unilaterally upon 30 days written notice by John D. Marketing to GNSC. There were no fees payable to any of the parties under these agreements in 2011. Pursuant to a stipulation with the Public Utilities Commission of Ohio, these agreements were terminated in December 2011.

Appointment of Natural Gas and Propane Agent. In January 2010, NEO, Orwell and Brainard each appointed John D. Marketing as its agent for procuring supplies of natural gas in the interstate market at a fee of $0.15 per dekatherm. This agreement was replaced in February 2011 by an agreement for agency services by John D. Marketing to GNSC for these utilities. The February 2011 agreement was terminated in December 2011 and, following a competitive bid process, was subsequently replaced by an agency agreement between John D. Marketing and GNSC effective as of November 28, 2012. From December 2011 until November 2012, the Ohio utilities continued to purchase local gas supplies through GNSC from John D. Marketing. The fee was reduced to $0.06 per dekatherm in December 2012. Fees paid to John D. Marketing as a natural gas agent totaled approximately $342,533 in 2012. The November 2012 agency contract permits John D. Marketing to act as GNSC’s agent, in order to manage interstate pipeline transportation for gas sold by GNSC to affiliated local distribution companies at no charge to GNSC. This contract may be terminated at any time by the mutual written agreement of the parties.

On December 8, 2011, Independence Oil & LP Gas, Inc., one of our subsidiaries, entered into an agreement with John D. Marketing appointing John D. as its agent for procuring liquefied propane from wholesale suppliers. Pursuant to the agreement, John D. Marketing is Independence’s exclusive agent for the purpose of obtaining propane from wholesale suppliers and is responsible for monitoring the inventory levels in Independence’s propane storage tank facilities. Independence pays John D. Marketing an agency fee of $0.02 per gallon of propane purchased. The agreement became effective on December 1, 2011 and its initial term expired on September 30, 2012. The agreement, however, automatically renews on a month-to-month basis unless terminated by either party with 30 days written notice. Fees paid to John D. Marketing by Independence totaled approximately $25,393 in 2012.

The agreements with John D. Marketing described above were reviewed and discussed by an independent committee of our board of directors and approved by our board of directors.

Proposed Acquisition of John D. Marketing

On April 18, 2012, we entered into a non-binding term sheet to acquire John D. Marketing and entered into a definitive purchase agreement to acquire substantially all of the assets of John D. Marketing on August 15, 2012. John D. Marketing is engaged in the business of marketing natural gas.

As consideration for the purchase of the assets, we will pay John D. Marketing the sum of $2,875,000 at closing, paid by the issuance of 256,926 shares of our common stock at a price of $11.19 per share. In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if John D. Marketing achieves an annual EBITDA target in the amount of $810,432, which is John D. Marketing’s EBITDA for the year-ended December 31, 2011. If actual EBITDA for a certain year is less than target EBITDA, then no earn-out payment will be payable for that particular earn-out period. We obtained shareholder approval of the transaction on March 1, 2013. The consummation of the transaction is subject to the satisfaction or waiver of the receipt of regulatory approvals and the consent of certain of our lenders.

The John D. Marketing term sheet and purchase agreement were reviewed and approved by a disinterested and independent special committee of our board of directors and our full board (excluding Gregory Osborne, Richard Osborne and Mr. Smith).

Agreements with Gas Pipeline Companies Controlled by Richard Osborne

Natural Gas Transportation Agreements. Orwell and Brainard have an agreement with Orwell-Trumbull Pipeline Co., LLC (Orwell-Trumbull), which is owned by the Osborne Trust, for transportation service on its intrastate pipeline in Northeastern Ohio. The charge on the Orwell-Trumbull pipeline is a volumetric rate of $0.95 per thousand cubic feet (Mcf) plus shrinkage. Charges for transportation services under this agreement totaled approximately $502,785 for 2012. This agreement has a current term of 15 years that began on July 1, 2008.

Additionally, NEO, Orwell and Brainard have transportation agreements with COBRA Pipeline Co., Ltd., which is owned by the Osborne Trust, for transportation on its intrastate pipeline in Northeastern Ohio. The price on the Cobra pipeline is a commodity rate of $0.50 per Mcf plus shrinkage. Additional treating fees may be applied at $0.25 per Mcf. Charges for transportation services under these agreements were approximately $357,483 for 2012. The agreements have fifteen-year terms that began July 1, 2008. On April 1, 2013, NEO entered into agreements with Cobra modifying the transportation agreements. Pursuant to these modifications, Cobra agreed to transport a specified minimum number of dekatherms of natural gas per day for NEO’s use. NEO pays to Cobra a fee of $0.50 per dekatherm per day for this guaranty of pipeline capacity, whether or not it is utilized. These firm commitment agreements have a term of one year and renew annually unless terminated by either party by advance notice. The modifications to the transportation agreements were not approved in advance by our board of directors, but were reviewed, discussed and ratified by disinterested and independent directors at the April 2013 meeting of our board.

Pipeline Lease Agreement and Related Note Receivable. Orwell entered a lease agreement with ONG Marketing, Inc. for utilization of pipelines in Trumbull, Geauga and Ashtabula counties in Ohio for the transportation of natural gas. Lease payments are $1,100 per month for 15 years beginning January 1, 2001. Orwell holds a corresponding note issued by ONG Marketing with a maturity date of December 31, 2016 and an annual interest rate of 7.0% evidencing $121,000 loaned to ONG Marketing to finance the acquisition of the pipelines. At the time the lease and the note were entered, ONG Marketing was owned by the Osborne Trust. In July 2009, ONG Marketing transferred all of its rights and duties under the lease and the note to John D. Marketing.

Electronic Metering Service and Operation Agreements. Orwell, NEO and Brainard each have agreements with Cobra for the maintenance and operation of electronic metering points for the transportation of natural gas. Orwell also has an agreement with Orwell-Trumbull for the same purpose. Each of the four agreements has a term of three years from the date of the installation of the electronic metering equipment and thereafter for successive one year terms until terminated. Each agreement provides for the payment of $125 per location per month as a fee for the operating and general maintenance of the gas metering and communication equipment. Services provided under these agreements totaled approximately $39,875 in 2012.

All agreements described above were reviewed and discussed by a disinterested and independent special committee of our board of directors and approved by our board of directors.

Other Related Party Transactions

Kykuit Resources. Through our subsidiaries Energy West Resources, Inc. and Energy West, Incorporated, we own a 24.5% interest in Kykuit Resources, LLC, a developer of oil, gas and mineral leases in which it holds ownership interests. Certain related persons also have interests in Kykuit.

•	Richard Osborne owns a 26.4% membership interest in Kykuit.

•

JDOG is the managing member of Kykuit and owns 23.2% of the membership interests. Richard Osborne is the chairman of the board and chief executive officer of JDOG. Our director and president and chief operating officer of Energy West Resources, Inc., Gregory Osborne, was president, chief operating officer and a director of JDOG until January 2012. Our chief financial officer, vice president and director, Thomas J. Smith, is a director of JDOG.

At December 31, 2012, our total investment in Kykuit was approximately $2.1 million, with a net investment after undistributed losses of approximately $322,000. The loss on the equity investment in Kykuit for the year ended December 31, 2012 includes an impairment charge of approximately $2,000 due to the write-off of drilling costs related to dry holes. Our investment in Kykuit was ratified by two disinterested and independent directors as well as all other members of our board of directors.

Parts and Supply Transactions. NEO, Orwell, Bangor Gas Company, LLC and Spelman Pipeline Holdings, LLC (Spelman) purchase parts, supplies and services for construction and maintenance of their distribution facilities from Big Oat’s Oil Field Supply Company, LLC, a company owned by the Osborne Trust. Purchases from this supply company totaled approximately $1.5 million in 2012. These transactions are not approved in advance by our board of directors, but are reviewed, discussed and ratified at monthly meetings of our board by disinterested and independent directors as well as other board members.

Construction and Other Support Services. We provide construction and maintenance support to several companies owned and controlled by Richard Osborne. Employees of Energy West Resources rendered services to various companies owned or controlled by Richard Osborne for the construction or maintenance of gas gathering systems, right of way services and other gas-related facilities. During 2012 we charged companies affiliated with Richard Osborne approximately $26,000 for the services of these employees. Orwell sold materials to various Osborne companies during 2012 for approximately $12,570. Orwell-Trumbull and Cobra Pipeline provided administrative services to NEO, Orwell and Brainard during 2012 for which we were charged approximately $19,547. Cobra provided administrative services to NEO, Orwell, Brainard and Spelman during 2012 for which we were charged approximately $5,104. These transactions are not approved in advance by our board of directors, but are reviewed, discussed and ratified at monthly meetings of our board by disinterested and independent directors as well as other board members.

Employment of Richard Osborne’s Sons. Gregory Osborne is the son of Richard Osborne, our chairman of the board and chief executive officer. Gregory Osborne joined our board in 2009 and was appointed president and chief operating officer of Energy West Resources, Inc., our marketing and production subsidiary, in February 2012. We paid Gregory Osborne $153,083 for his services as an officer and director in 2012. We also paid $12,610 for an automobile for Gregory Osborne in 2012. Richard Osborne Jr. is also the son of Mr. Osborne. In 2010, we hired Richard Osborne Jr. as a part-time employee providing real estate management services and receiving an annual salary of $80,000.

Related Person Transaction Policy

We believe that the terms of the acquisitions and the agreements described above are on terms at least as favorable as those which we could have obtained from unrelated parties. In accordance with our written policy adopted by the board of directors, on-going and future transactions with related parties will be:

•	on terms at least as favorable as those that we would be able to obtain from unrelated parties,

•	for bona fide business purposes, and

•

reviewed and approved by the audit committee or other independent directors in accordance with applicable law after full disclosure of the existence and nature of the conflicting interest in the related party transaction by the director involved in the acquisition.

Director Independence. The board of directors has determined and confirmed that each of Mr. Argo, Mr. Victor, Mr. Brooksby, Mr. Fedeli and Mr. Male do not have a material relationship with Gas Natural that would interfere with the exercise of independent judgment and are independent pursuant to applicable laws and regulations and the listing standards of the NYSE MKT.

ITEM 14. Principal Accountant Fees and Services

On June 3, 2011 we engaged ParenteBeard LLC to serve as the company’s independent accountants and dismissed Hein & Associates LLP, our former independent accountants.

Principal Accountant Firm Fees and Services. The following is a summary of the aggregate fees billed to us for the years ended December 31, 2011 and December 31, 2012 by our independent registered public accountant, ParenteBeard, and their affiliates.

	Year ended December 31, 2011	Year ended December 31, 2012
Audit Fees	$428,266	$473,893
Audit-Related Fees	—	—

Tax Fees	8,000	53,500
All Other Fees	—	—

Total	$436,266	$527,393

Audit Fees. These fees are for professional services rendered by ParenteBeard for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Tax Fees. These are fees for professional services rendered by ParenteBeard with respect to advisory services related to the preparation of income tax returns.

Pursuant to the written charter of our audit committee, the committee must pre-approve all audit and non-audit services provided by our independent auditors. The audit committee pre-approved all services provided by ParenteBeard and authorized us to pay the fees billed to us by ParenteBeard in 2011 and 2012.

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

GAS NATURAL INC.

Date April 30, 2013	/s/ Thomas J. Smith
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

RICHARD M. OSBORNE*	Chief Executive Officer (Principal Executive Officer)	April 30, 2013
Richard M. Osborne

/s/ Thomas J. Smith Thomas J. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2013

W.E. ARGO*	Director	April 30, 2013
W.E. Argo

NICHOLAS U. FEDELI*	Director	April 30, 2013
Nicholas U. Fedeli

JOHN R. MALE*	Director	April 30, 2013
John R. Male

MICHAEL T. VICTOR*	Director	April 30, 2013
Michael T. Victor

WADE F. BROOKSBY*	Director	April 30, 2013
Wade F. Brooksby

GREGORY J. OSBORNE*	Director	April 30, 2013
Gregory J. Osborne

/s/ Thomas J. Smith
*By: Thomas J. Smith Attorney-in-Fact