Form 10-Q
period 2013-03-31
Gas Natural Inc.
filed 2013-05-15
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of May 10, 2013 was 8,389,752 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of March 31, 2013.

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

GCR. Gas cost recovery.

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

LNG. Liquified Natural Gas.

Lone Wolfe. Lone Wolfe Insurance, LLC.

MHRA. Maine Human Rights Act.

MMcf. One million cubic feet, used in reference to natural gas.

MPSC. The Montana Public Service Commission.

MPUC. The Maine Public Utilities Commission.

NCUC. The North Carolina Utilities Commission.

NEO. Northeast Ohio Natural Gas Corp.

NGA. The Natural Gas Act.

OCC. Ohio Consumers’ Counsel.

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

SunLife. SunLife Assurance Company of Canada.

USPF. United States Power Fund, L.P.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012 (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,791,739	$3,435,117
Marketable securities	348,525	344,346
Accounts receivable
Trade, less allowance for doubtful accounts of $1,428,317 and $1,389,762 respectively	12,946,479	11,933,201
Related parties	153,383	522,557
Unbilled gas	4,458,200	4,612,258
Note receivable - related parties, current portion	12,976	12,615
Inventory
Natural gas and propane	842,893	5,092,240
Materials and supplies	1,934,660	1,835,816
Prepaid income taxes	449,369	498,297
Prepayments and other	1,975,078	2,224,267
Recoverable cost of gas purchases	4,033,859	2,329,524
Deferred tax asset	828,730	828,730

Total current assets	30,775,891	33,668,968

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	168,844,488	165,662,163
Less accumulated depreciation, depletion and amortization	(48,414,865)	(47,034,673)

PROPERTY, PLANT AND EQUIPMENT, net	120,429,623	118,627,490

OTHER ASSETS
Notes receivable - related parties, less current portion	119,321	122,650
Regulatory assets
Property taxes	237,049	307,732
Income taxes	452,645	452,645
Rate case costs	172,085	176,250
Debt issuance costs, net of amortization	1,701,307	1,798,720
Goodwill	14,891,377	14,891,377
Customer relationships	610,792	616,500
Investment in unconsolidated affiliate	320,651	321,731
Restricted cash	2,826,309	3,150,847
Other assets	1,862,715	328,549

Total other assets	23,194,251	22,167,001

TOTAL ASSETS	$174,399,765	$174,463,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012 (Unaudited)

	March 31, 2013	December 31, 2012
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$845,468	$720,340
Lines of credit	18,329,755	24,260,755
Accounts payable
Trade	9,796,294	9,201,722
Related parties	127,546	51,797
Notes payable, current portion	633,646	633,498
Accrued liabilities
Taxes other than income	2,267,622	2,548,717
Vacation	112,578	115,956
Employee benefit plans	213,092	145,959
Interest	352,848	191,263
Deferred payments received from levelized billing	1,677,691	2,822,926
Customer deposits	736,141	744,974
Related parties	550,960	595,240
Obligation under capital lease - current	167,518	167,518
Other current liabilities	1,008,415	729,550
Over-recovered gas purchases	612,943	1,185,034

Total current liabilities	37,432,517	44,115,249

LONG-TERM LIABILITIES
Deferred investment tax credits	150,051	155,317
Deferred tax liability, less current portion	8,032,328	5,144,002
Asset retirement obligation	1,892,986	1,850,379
Customer advances for construction	1,029,900	1,009,232
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	2,661	20,745
Long-term obligation under capital lease, less current portion	2,040,508	2,040,508

Total long-term liabilities	13,231,595	10,303,344

NOTES PAYABLE, less current portion	43,573,552	43,700,742

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized,no shares issued or outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 8,389,752 and 8,369,752 shares issued and outstanding, respectively	1,258,463	1,255,463
Capital in excess of par value	44,413,800	44,256,493
Accumulated other comprehensive income	68,354	65,789
Retained earnings	34,421,484	30,766,379

Total stockholders’ equity	80,162,101	76,344,124

TOTAL CAPITALIZATION	123,735,653	120,044,866

TOTAL LIABILITIES AND CAPITALIZATION	$174,399,765	$174,463,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	March 31,
	2013	2012
REVENUES
Natural gas operations	$39,944,662	$29,848,085
Marketing and production	3,571,779	1,907,094
Pipeline operations	98,287	107,784
Propane operations	1,702,574	1,909,158

Total revenues	45,317,302	33,772,121

COST OF SALES
Natural gas purchased	24,116,421	17,236,894
Marketing and production	2,860,035	1,395,416
Propane purchased	1,153,641	1,431,269

Total cost of sales	28,130,097	20,063,579

GROSS MARGIN	17,187,205	13,708,542

OPERATING EXPENSES
Distribution, general, and administrative	5,674,987	5,212,920
Maintenance	368,679	296,235
Depreciation and amortization	1,495,833	1,243,344
Accretion	42,607	38,080
Taxes other than income	929,804	937,490

Total operating expenses	8,511,910	7,728,069

OPERATING INCOME	8,675,295	5,980,473

LOSS FROM UNCONSOLIDATED AFFILIATE	(1,080)	(2,741)
OTHER INCOME, net	7,869	46,670
ACQUISITION EXPENSE	(175,879)	(118,723)
INTEREST EXPENSE	(809,556)	(664,069)

INCOME BEFORE INCOME TAXES	7,696,649	5,241,610

INCOME TAX EXPENSE	(2,908,926)	(1,958,763)

NET INCOME	4,787,723	3,282,847

EARNINGS PER SHARE - BASIC AND DILUTED	$0.57	$0.40

WEIGHTED AVERAGE DIVIDENDS DECLARED PER COMMON SHARE	$0.135	$0.135

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	8,384,863	8,154,734

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	8,385,644	8,162,957

OTHER COMPREHENSIVE INCOME, NET OF TAX OF $1,894 and $5,480, respectively
Unrealized gain on available for sale securities	2,565	9,146

COMPREHENSIVE INCOME	$4,790,288	$3,291,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Common Shares	Common Stock	Capital In Excess Of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE AT DECEMBER 31, 2011	8,154,301	$1,223,145	$41,978,799	$80,405	$31,489,678	$74,772,027

Net income	—	—	—	—	3,282,847	3,282,847
Other Comprehensive Income				9,146		9,146
Stock issued for services	1,125	169	12,473	—	—	12,642
Stock option expense	—	—	2,351	—	—	2,351
Dividends declared	—	—	—	—	(1,100,934)	(1,100,934)

BALANCE AT MARCH 31, 2012	8,155,426	$1,223,314	$41,993,623	$89,551	$33,671,591	$76,978,079

BALANCE AT DECEMBER 31, 2012	8,369,752	$1,255,463	$44,256,493	$65,789	$30,766,379	$76,344,124

Net income	—	—	—	—	4,787,723	4,787,723
Other Comprehensive Income			—	2,565		2,565
Exercise of stock options @ $7.10 to $8.85	20,000	3,000	156,500	—	—	159,500
Stock option expense	—	—	807	—	—	807
Dividends declared	—	—	—	—	(1,132,618)	(1,132,618)

BALANCE AT MARCH 31, 2013	8,389,752	$1,258,463	$44,413,800	$68,354	$34,421,484	$80,162,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,787,723	$3,282,847
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,495,833	1,243,344
Accretion	42,607	38,080
Amortization of debt issuance costs	104,065	77,022
Stock based compensation	807	14,993
Loss on sale of fixed assets	29,121	7,747
Loss from unconsolidated affiliate	1,080	2,741
Investment tax credit	(5,265)	(5,265)
Deferred income taxes	2,886,713	211,376
Changes in assets and liabilities
Accounts receivable, including related parties	(644,105)	817,669
Unbilled gas	154,058	1,579,685
Natural gas and propane inventory	4,249,347	5,146,734
Accounts payable, including related parties	833,005	(2,982,618)
Recoverable/refundable cost of gas purchases	(2,276,426)	(1,479,205)
Prepayments and other	249,189	135,676
Other assets	66,961	1,442,540
Other liabilities	(923,539)	(1,158,078)

Net cash provided by operating activities	11,051,174	8,375,288
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,419,036)	(4,366,485)
Proceeds from sale of fixed assets	10,811	17,302
Proceeds from related party notes receivable	2,968	2,496
Purchase of 8500 Station Street	(1,650,000)	—
Restricted cash - capital expenditures fund	325,421	—
Customer advances for construction	20,668	35,498
Contributions in aid of construction	52,410	48,210

Net cash used in investing activities	(4,656,758)	(4,262,979)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	3,907,000	2,551,000
Repayment on lines of credit	(9,838,000)	(8,060,000)
Repayments of notes payable	(127,042)	(1,905)
Debt issuance costs	(6,652)	(116,579)
Exercise of stock options	159,500	—
Restricted cash - debt service fund	(883)	(8,740)
Dividends paid	(1,131,717)	(1,100,884)

Net cash used in financing activities	(7,037,794)	(6,737,108)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(643,378)	(2,624,799)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$3,435,117	$10,504,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,791,739	$7,880,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$543,906	$387,678
Cash paid (refunded) for income taxes, net	(21,450)	50,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable	$707,846	$549,135
Capitalized interest	1,760	1,693
Accrued dividends	377,539	366,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Significant Accounting Policies

Nature of Business

Gas Natural Inc. is the parent company of Brainard, Energy West, GNSC, Great Plains, Independence, Lightning Pipeline and PGC. Brainard is a natural gas utility company with operations in Ohio. Energy West is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Wyoming as well as non-regulated operations in Maine, Montana and Wyoming. GNSC manages gas procurement, transportation, and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. Great Plains is the parent company of NEO, which is a regulated natural gas distribution company with operations in Ohio. Lightning Pipeline is the parent company of Orwell which is a regulated natural gas distribution company with operations in Ohio. Clarion River and Walker Gas are divisions of Orwell and are regulated natural gas distribution companies with operations in Pennsylvania. Independence is a non-regulated subsidiary that delivers liquid propane, heating oil, and kerosene to customers in North Carolina and Virginia. PGC is a regulated natural gas distribution company in Kentucky (together, the “Company”). The Company currently has five reporting segments:

• Natural Gas Operations	Annually distribute approximately 33 billion cubic feet of natural gas to approximately 69,000 customers through regulated utilities operating in Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming.

• Marketing and Production Operations	Annually market approximately 1.4 billion cubic feet of natural gas to commercial and industrial customers in Montana and Wyoming and manage midstream supply and production assets for transportation customers and utilities through the subsidiary, EWR. EWR owns an average 46% gross working interest (an average 39% net revenue interest) in 160 natural gas producing wells and gas gathering assets in Glacier and Toole Counties in Montana.

• Pipeline Operations	The Shoshone interstate and Glacier gathering natural gas pipelines located in Montana and Wyoming are owned through the subsidiary, EWD. Certain natural gas producing wells owned by EWD are being managed and reported under the marketing and production operations.

• Propane Operations	We deliver liquid propane, heating oil and kerosene to approximately 3,400 residential, commercial and agricultural customers in North Carolina and Virginia through the subsidiary, Independence.

• Corporate and Other	Corporate and other encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income, activity from Lone Wolfe, LLC, and recognized gains or losses from the sale of marketable securities.

Energy West, Incorporated was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009 to facilitate future acquisitions and corporate-level financing to support the Company’s growth strategy. On July 9, 2010, we changed our name to Gas Natural Inc. and reincorporated from Montana to Ohio. Moving the incorporation to Ohio enhances the Company’s flexibility and provides a more efficient and sophisticated platform from which to operate and grow.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Gas Natural Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature.

Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for future fiscal periods. Events occurring subsequent to March 31, 2013 have been evaluated as to their potential impact to the financial statements through the date of issuance. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012.

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

Receivables

The accounts receivable are generated from sales and delivery of natural gas and propane as measured by inputs from meter reading devices. Trade accounts receivable are carried at the expected net realizable value. There is credit risk associated with the collection of these receivables. As such, a provision is recorded for the receivables considered to be uncollectible. The provision is based on management’s assessment of the collectability of specific customer accounts, the aging of the accounts receivable and historical write-off amounts. The underlying assumptions used for the provision can change from period to period and the provision could potentially cause a negative material impact to the results of operations and working capital.

Included in the accounts receivable, trade line item on the accompanying condensed consolidated balance sheet are $1,159,150 and $1,139,778, net of allowance for doubtful accounts of $774,000 at March 31, 2013 and December 31, 2012 respectively, for amounts

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

due to the Company by a large industrial customer that is currently under Chapter 11 bankruptcy protection. All but $185,786 of the amounts were incurred after the customer’s petition for bankruptcy was filed and the Company believes it will ultimately receive payment as the customer emerges from bankruptcy protection.

Two of the Company’s utilities in Ohio, Orwell and NEO, collect from their customers, through rates, an amount to provide an allowance for doubtful accounts. As accounts are identified as uncollectible, they are written off against this allowance for doubtful accounts with no impact to the results of operations. In effect, all bad debt expense is funded by the customer base. The total amount collected from customers and the amounts written off are reviewed annually by the PUCO and the rate per Mcf is adjusted as necessary.

The Company’s bad debt expense was $53,836 and $157,983 for the three months ended March 31, 2013 and 2012, respectively.

Natural Gas and Propane Inventory

Natural gas inventory is stated at the lower of weighted average cost or net realizable value except for Energy West Montana, which is stated at the rate approved by the MPSC, which includes transportation and storage costs.

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

During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell’s rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included approximately $1,100,000 of costs and Orwell included an excess of approximately $1,050,000 of costs in the filings under audit. On October 26, 2011, the PUCO adopted and approved a Joint Stipulation that finalizes the adjustments for NEO and Orwell to approximately $1,100,000 and ($964,000), respectively. However, the Joint Stipulation modified the refund period for Orwell to one year as compared to two years as originally identified. The Company considered the modification to be material and sought rehearing. On December 22, 2011, the PUCO affirmed its Finding and Order requiring Orwell’s refund to be completed over twelve months. The collection and repayment of the under-recovery and over-recovery for NEO and Orwell began in February, 2012, respectively. These adjustments appeared on the accompanying consolidated balance sheet for 2013 and 2012 as part of “recoverable cost of gas purchases” and “over-recovered gas purchases.” The remaining balance in NEO’s recovered cost of gas purchases are $345,183 and $707,002 at March 31, 2013 and December 31, 2012, respectively. The remaining balance in Orwell’s over-recovered gas purchases are $0 and $237,175 at March 31, 2013 and December 31, 2012, respectively.

During the year ended December 31, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The Staff of the PUCO recommended a finding that Brainard collected excess gas costs of approximately $104,000. The Company agreed that excess gas costs were collected, but only in the amount of approximately $48,000. An evidentiary hearing was convened on November 3, 2011, resumed on March 27, 2012 and concluded on April 12, 2012. On August 8, 2012 the PUCO issued its order requiring that Brainard refund approximately $104,000 with interest over twelve months. The Company filed an application for rehearing on September 26, 2012 which was denied by entry on rehearing issued on September 26, 2012. The Company initiated the refund commencing in October 2012. These adjustments appear on the accompanying consolidated balance as part of “over-recovered gas purchases.” The remaining balance in Brainard’s over-recovered gas purchases are $37,219 and $99,479 at March 31, 2013 and December 31, 2012, respectively.

On January 23, 2013, the Commission directed the Commission Staff to examine the compliance of NEO and Orwell under the GCR mechanism. NEO’s audit covered the GCR mechanism from September 2009 through May 2012, and Orwell’s GCR mechanism covered July 2010 through June 2012. The PUCO issued a preliminary audit report. A hearing was scheduled for April 30, 2013 and was postponed until July 8, 2013. The audit report takes the position that NEO has a liability to their customers of $255,909 and Orwell has a liability to their customers of $251,081. We disagree with the audit results, and we are strongly contesting the examination. Therefore, since the filing was not a commission order, and there are uncertainties to the outcome of the hearing, no liability has been recorded.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as assets and are amortized as interest expense over the term of the related debt. The unamortized balance of debt issuance costs was $1,701,307 and $1,798,720 as of March 31, 2013 and December 31, 2012, respectively. Amortization expense was $104,065 and $77,022 for the three months ended March 31, 2013 and 2012, respectively.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it was incurred or acquired. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in “Property, plant and equipment, net” in the accompanying balance sheets. The Company amortizes the amount added to property, plant, and equipment, net. The accretion of the asset retirement liability is allocated to operating expense using a systematic and rational method. As of March 31, 2013 and December 31, 2012, the Company has recorded a net asset of $139,215 and $156,816, and a related liability of $1,892,986 and $1,850,379, respectively.

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

The Company has no assets legally restricted for purposes of settling its asset retirement obligations. The schedule below is a reconciliation of the Company’s liability for the three months ended March 31:

	2013	2012
Balance, beginning of period	$1,850,379	$1,689,081
Accretion expense	42,607	38,080

Balance, end of period	$1,892,986	$1,727,161

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in accumulated other comprehensive income by component is detailed below:

Changes in Accumulated Other Comprehensive Income by Component (a)

	Unrealized Gains on Available for Sale Securities Three Months Ended March 31,
	2013	2012
Beginning balance	$65,789	$80,405
Other comprehensive income before reclassifications	2,565	9,146
Amounts reclassified from accumulated other comprehensive income	—	—

Net current period other comprehensive income	2,565	9,146

Ending balance	$68,354	$89,551

(a)	All amounts are net of tax.

Earnings Per Share

Earnings per common share is computed by both the basic method, which uses the weighted average number of common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options and other dilutive securities, as calculated using the treasury stock method.

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$4,787,723	$3,282,847

Denominator:
Basic weighted average common shares outstanding	8,384,863	8,154,734
Dilutive effect of stock options	781	8,223

Diluted weighted average common shares outstanding	8,385,644	8,162,957

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company excludes outstanding stock options with exercise prices that are greater than the average market price from the calculation of diluted earnings per share because their effect would be anti-dilutive. There were no instruments that were anti-dilutive for the three months ended March 31, 2013 and 2012, respectively.

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. Such reclassifications had no effect on net income. None of these classifications are considered to be material.

Recently Adopted Accounting Pronouncements

ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”

In December 2011, the FASB issued ASU 2011-11, which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that either offset in accordance with current literature or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. This ASU was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013; the disclosures are retrospectively applied for comparative periods. The adoption of this ASU did not have a material impact on the accompanying financial statements.

ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”

In July 2012, the FASB issued ASU 2012-02. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The standard applies to all public, private, and not-for-profit organizations. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the accompanying financial statements.

ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”

In January 2013, the FASB issued ASU 2013-01, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. ASU 2013-01 became effective for fiscal years beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on the accompanying financial statements.

ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

In February 2013, the FASB issued ASU 2013-02 to amend the guidance in the FASB ASC Topic 220, entitled Comprehensive Income. The goal behind development of the ASU 2013-02 amendments is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income when realized. The amendments to FASB ASC 220 do not change current requirements for reporting net income or other comprehensive income in the financial statements. Essentially, all of the information required to be displayed or disclosed in financial statements already are required to be disclosed in the financial statements. The adoption of this ASU did not have a material impact on the accompanying financial statements, but did require additional disclosure.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Acquisitions

Acquisition of Public Gas Company, Inc.

On April 1, 2012 the Company purchased 100% of the stock of PGC from Kentucky Energy Development, LLC for the original price of $1.6 million, of which $48,522 was held back and a portion is to be settled 45 days from closing and the remainder is to be settled 180 days from closing. PGC is a regulated natural gas distribution company serving approximately 1,600 customers in the State of Kentucky in the counties of Breathitt, Jackson, Johnson, Lawrence, Lee, Magoffin, Morgan and Wolf. The costs related to the transaction were $51,187 and were expensed during 2012. The Company completed the transaction as it provided the opportunity to expand its presence into Kentucky.

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

Acquisition of 8500 Station Street

On March 5, 2013, the Company purchased the Matchworks Building in Mentor, Ohio from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC (collectively, the “Sellers”). The Company’s Ohio headquarters are located in the

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Matchworks Building and the Company had the opportunity to purchase the building because it had fallen into receivership. The Sellers are entities owned or controlled by Richard M. Osborne, the Company’s chairman and chief executive officer. The acquisition of the Matchworks Building was approved by the independent members of the Company’s board of directors. 8500 Station Street, a new subsidiary of Gas Natural, has been formed to operate the new entity. The Company has been unable to gather the necessary information to determine the appropriate accounting treatment for this transaction. Therefore, at March 31, 2013, the assets have been recorded under other assets on the accompanying condensed consolidated balance sheets at the purchase price of $1,813,559 until the fair value of the assets can be determined. The purchase price includes payment of delinquent real estate taxes. The settlement fees totaling $86,441 have been expensed in accordance with GAAP and reported as acquisition expenses. A down payment of $250,000 was made in December 2012, and the balance of $1,650,000 was paid in March 2013.

Note 3 – Marketable Securities

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities investments bought expressly for the purpose of selling in the near term are classified as trading securities and are measured at fair value with unrealized gains and losses reported in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in marketable securities in the accompanying condensed consolidated balance sheets, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary, are reported in the accompanying condensed consolidated statements of comprehensive income. The Company did not hold any held-to-maturity or trading securities as of March 31, 2013 or December 31, 2012.

The following is a summary of available-for-sale securities at:

	March 31, 2013
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$238,504	$110,021	$348,525

	December 31, 2012
	Investment at cost	Unrealized Gains	Estimated Fair Value
Common stock	$238,504	$105,842	$344,346

Unrealized gains on available-for-sale securities of $68,354 and $65,789, respectively (net of $41,667 and $40,053 in taxes) were included in accumulated other comprehensive income in the accompanying balance sheets at March 31, 2013 and December 31, 2012, respectively.

The Company did not sell any available-for-sale securities during the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, the Company did not hold any securities in an unrealized loss position.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of:

	March 31, 2013
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$348,525	—	—	$348,525

	December 31, 2012
	Level 1	Level 2	Level 3	TOTAL
Available-for-sale securities	$344,346	—	—	$344,346

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

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the Credit Agreement and interest on the amounts outstanding at the LIBOR rate plus 175 to 225 basis points. The Term Loan has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan is amortized at a rate of $125,000 per quarter. As of March 31, 2013, the Company had not exercised the interest rate swap provision for the fixed interest rate.

For the three months ended March 31, 2013 and 2012, the weighted average interest rate on the existing and renewed revolving credit facility was 3.33% and 3.30%, respectively, resulting in $131,494 and $125,672 of interest expense, respectively. The balance on the revolving credit facility was $17,919,755 and $23,860,000 at March 31, 2013 and December 31, 2012, respectively. The $17.9 million of borrowings as of March 31, 2013, leaves the remaining borrowing capacity on the line of credit at $12.1 million.

The balance outstanding on the Bank of America term loan at March 31, 2013 was $9,875,000. The weighted average interest rate was 2.20% resulting in interest expense of $55,034 for the three months ended March 31, 2013.

The Bank of America Credit Agreement contains various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 80% of Energy West’s aggregate consolidated net income for

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The notes contain various covenants, including a limitation on Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 100% of aggregate consolidated net income for such period. The notes restrict Energy West from incurring additional senior indebtedness in excess of 60% of capitalization at any time and require Energy West to maintain an interest coverage ratio of not more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years

Interest expense was $200,200 and $200,200 for the three months ended March 31, 2013 and 2012, respectively.

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

Each of the notes is governed by a Note Purchase Agreement (“NPA”). Concurrent with the funding and closing of the notes, which occurred on May 3, 2011, the parties executed amended note purchase agreements that are substantially the same as the note purchase agreements executed on November 2, 2010. On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note to cure certain breaches of covenants. The Company has remedied the breaches and is currently in compliance with the covenants.

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

Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,078,000 and $1,072,000 at March 31, 2013 and December 31, 2012, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs.

Payments for both notes prior to maturity are interest-only.

For the three months ended March 31, 2013 and 2012, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 and $206,242 of interest expense, respectively. For the three months ended March 31, 2013 and 2012, the weighted average interest rate on the Floating Rate Note was 4.15% and 4.36% resulting in $31,150 and $32,725 of interest expense, respectively.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original Note Purchase Agreement dated as of November 2, 2010, by and among Orwell, NEO, and Brainard, and Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Gas Natural and Sun Life. The Senior Note bears an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2013, the weighted average interest rate on the Sun Life Senior Secured Guaranteed Note was 4.15% resulting in $30,752 of interest expense.

The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio and North Carolina subsidiaries.

The Sun Life Fixed Rate Note, Floating Rate Note, and Senior Note contains various covenants, which include, among others, limitations on total dividends and distributions if in aggregate these limitations for the fiscal year do not exceed 70% of net income of the obligors for the four fiscal quarters then ending. The agreements also contain restrictions on certain indebtedness, limitations on asset sales, maintenance of certain debt-to-capital and interest coverage ratios. Due to the covenants, the Company is currently not able to pay a dividend.

The inability of the obligors to pay a dividend to the holding company may impact the Company’s ability to pay a dividend to shareholders. In addition, the Company agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing. After discussion with Sun Life, the parties agreed to change the letter of credit requirement to depositing cash into a reserve account where Sun Life is the beneficiary. The terms allow the Company to withdraw that money if a letter of credit is received to replace the restricted cash.

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. For the three months ended March 31, 2013 and 2012, the weighted average interest rate on the facility was 4.5%, resulting in $4,967 and $8 of interest expense, respectively. The balance on the facility was $410,000 at March 31, 2013. The $410,000 of borrowings as of March 31, 2013, leaves the remaining borrowing capacity on the line of credit at $90,000.

The revolving credit facility expired February 13, 2013. On April 12, 2013, Yadkin Valley Bank extended the $500,000 commercial line of credit beginning May 12, 2013 with a maturity date of April 7, 2014. The interest rate continues at 4.5% per annum, and the debt is secured by a blanket lien on all assets owned or acquired by Independence.

The revolving credit facility contains various restrictions, which include, among others, limitations on total dividends and distributions, restrictions on certain indebtedness, and limitations on asset sales.

The provisions in our debt agreements limit the amount of indebtedness we can obtain or issue, which could impact our ability to finance our operations and fund growth.

We believe we are in compliance with the financial covenants under our debt agreements.

The following table shows the future minimum payments on the long-term debt for the years ended March 31:

2014	$633,646
2015	3,500,000
2016	500,000
2017	500,000
2018	39,073,552
Thereafter	—

Total	$44,207,198

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stockholders’ Equity

The Company’s common stock trades on the NYSE MKT (formerly known as the American Stock Exchange) under the symbol “EGAS.”

The Board of Directors approved a stock repurchase plan whereby the Company has the ability to buy back up to 448,500 shares of the Company’s common stock. There was no share repurchase activity during the quarter ended March 31, 2013.

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) expired on October 4, 2012 and provided for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of March 31, 2013 and December 31, 2012, there were 15,000 and 35,000 options outstanding, respectively. Under the Option Plan, the option price may not be less than 100% of the common stock fair market value on the date of grant (in the event of incentive stock options, 110% of the fair market value if the employee owns more than 10% of the outstanding common stock). Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted under this plan during the three month period ended March 31, 2013 and 2012.

2012 Incentive and Equity Award Plan

The 2012 Incentive and Equity Award Plan provides for the grant of options, restricted stock, performance award, other stock-based awards and cash awards to certain eligible employees. The number of shares authorized for issuance under the plan is 500,000. Under the plan, the option price may not be less than 100% of the fair market value on the date of grant and the options may be exercisable up to a ten year period after the date of grant (five years in the case of an incentive stock option granted to a holder of 10% of the Company’s shares of common stock). Under the plan, awards tied to performance goals will be subject to a one-year minimum performance measurement period. As of March 31, 2013 and December 31, 2012, no options or awards had been granted under the plan.

2012 Non-Employee Director Stock Award Plan

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. Under the plan, the election to participate will remain in effect until it is revoked or modified in writing by the director. The number of shares authorized for issuance under the plan is 250,000. As of March 31, 2013 and December 31, 2012, no shares had been issued under the plan.

A summary of the status of the stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2012	35,000	$8.66	$31,550
Granted	—	$—
Exercised	(20,000)	$7.98
Expired	—	$—

Outstanding March 31, 2013	15,000	$9.58	$8,800

Exerciseable March 31, 2013	12,500	$9.47	$8,800

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2013, 20,000 stock options were exercised in the amount of $159,500.

As of March 31, 2013 and December 31, 2012, there was $2,423 and $3,231 of total unrecognized compensation cost related to stock-based compensation, respectively. That cost is expected to be recognized over a period of one year.

The following information applies to options outstanding at March 31, 2013:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
6/3/2009	$8.44	5,000	$8.44	1.17	5,000	$8.44
12/1/2010	$10.15	10,000	$10.15	7.67	7,500	$10.15

		15,000			12,500

During the three months ended March 31, 2013 and 2012, the Company recorded $807 and $2,351, respectively ($500 and $1,458, respectively, net of related tax effects), of compensation expense for stock options granted after July 1, 2005, and for the unvested portion of previously granted stock options that remained outstanding as of July 1, 2005.

Note 7 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three months ended March 31, 2013 and 2012 was $91,617 and $121,670, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. For the three months ending March 31, 2013 and 2012, the Company contributed shares of common stock valued at $14,177 and $9,185, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. For the three months ending March 31, 2013 and 2012 , the Company made no contributions.

The Company has sponsored a defined benefit postretirement of common stock health plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of March 31, 2013 and December 31, 2012, the value of plan assets was $162,126 and $163,313, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended March 31,
	2013	2012
Income tax from continuing operations:
Tax expense at statutory rate of 34%	$2,616,860	$1,782,147
State income tax, net of federal tax expense	296,676	183,713
Amortization of deferred investment tax credits	(5,265)	(5,265)
Other	655	(1,832)

Total income tax expense	$2,908,926	$1,958,763

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three months ended March 31, 2013 and 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of March 31, 2013 and December 31, 2012, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the three months ended March 31, 2013 and 2012, the Company did not recognize interest or penalties.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2008 for federal and state returns remain open to examination by the major taxing jurisdictions in which we operate.

Note 9 – Related Party Transactions

Note Receivable

The Company has a note receivable from John D. Oil and Gas Marketing, a company controlled by Mr. Osborne, with a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to John D. Oil and Gas Marketing to finance the acquisition of a gas pipeline. The balance due from John D. Oil and Gas Marketing was $32,731 and $35,409 (of which, $11,191 and $10,998 is due within one year) as of March 31, 2013 and December 31, 2012, respectively. The Company has a corresponding agreement to lease the pipeline from John D. Oil and Gas Marketing through December 31, 2016. Lease expense resulting from this agreement was $3,300 and $3,300 for the three months ended March 31, 2013 and 2012, respectively, which is included in the Natural Gas Purchased column below. There was no balance due at March 31, 2013 or December 31, 2012 to John D. Oil and Gas Marketing related to these lease payments.

The Company also has a note receivable from one of its employees with an annual interest rate of 4.0%. Monthly payments are based on a 30 year amortization schedule with a balloon payment no later than December 1, 2017. The principal balance due was $99,566 and $99,856 (of which $1,779 and $1,617 is due within one year) as of March 31, 2013 and December 31, 2012.

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at March 31, 2013 and December 31, 2012, respectively:

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Accounts Receivable		Accounts Payable
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
John D. Oil and Gas Marketing	$1,094	$3,282	$24,026	$40,518
Cobra Pipeline	39,554	21,698	—	—
Orwell Trumbell Pipeline	46,201	90,385	611	—
Great Plains Exploration	19,624	142,740	—	9
Big Oats Pipeline Supply	1,975	769	99,273	11,270
Kykuit Resources	—	98,037	—	—
Sleepy Hollow	15,205	143,697	—	—
Other	29,730	21,949	3,636	—

Total	$153,383	$522,557	$127,546	$51,797

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Rental Income and Other Sales
John D. Oil and Gas Marketing	$576,454	$—	$4,085	$3,282	$—
Cobra Pipeline	333,769	—	—	17,855	25
Orwell Trumbell Pipeline	312,535	—	—	10,547	301
Great Plains Exploration	129,436	—	—	10,546	4,722
Big Oats Pipeline Supply	—	337,550	165,213	1,940	—
John D. Oil and Gas Company	83,361	—	—	—	—
OsAir	58,289	—	18,250	—	—
Other	10,111	—	27,689	15,451	14,784

Total	$1,503,955	$337,550	$215,237	$59,621	$19,832

The table below details transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Natural Gas Purchases	Pipeline and Construction Purchases	Rent, Supplies, Consulting, and Other Purchases	Natural Gas Sales	Management and Other Sales
John D. Oil and Gas Marketing	$1,006,934	$9,870	$—	$—	$3,282
Cobra Pipeline	201,360	890	—	—	—
Orwell Trumbell Pipeline	211,465	—	—	715	151
Great Plains Exploration	196,924	—	—	4,051	5,253
Big Oats Pipeline Supply	—	207,958	90,401	1,247	—
Sleepy Hollow	—	—	—	—	3,787
Other	374,002	—	86,339	18,115	671

Total	$1,990,685	$218,718	$176,740	$24,128	$13,144

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also accrued a liability of $550,960 and $595,240, respectively, due to companies controlled by Mr. Osborne for natural gas used through March 31, 2013 and December 31, 2012 that is not yet invoiced. The related expense is included in the gas purchased line item in the accompanying statements of comprehensive income. These amounts will be trued up to the actual invoices when received in future periods.

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

Three Months Ended March 31, 2013

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$40,030,408	$5,588,212	$98,287	$1,702,574	$—	$47,419,481
Intersegment eliminations	(85,746)	(2,016,433)	—	—	—	(2,102,179)

Total operating revenue	39,944,662	3,571,779	98,287	1,702,574	—	45,317,302

COST OF SALES	24,202,167	4,876,468	—	1,153,641	—	30,232,276
Intersegment eliminations	(85,746)	(2,016,433)	—	—	—	(2,102,179)

Total cost of sales	24,116,421	2,860,035	—	1,153,641	—	28,130,097

GROSS MARGIN	$15,828,241	$711,744	$98,287	$548,933	$—	$17,187,205

OPERATING EXPENSES	7,576,871	261,251	47,678	544,415	81,695	8,511,910

OPERATING INCOME (LOSS)	$8,251,370	$450,493	$50,609	$4,518	$(81,695)	$8,675,295

NET INCOME (LOSS)	$4,711,206	$248,461	$27,114	$(18,988)	$(180,070)	$4,787,723

As of March 31, 2013
Goodwill	$14,891,377	—	—	—	—	14,891,377
Investment in unconsolidated affiliate	$—	320,651	—	—	—	320,651

Total assets	$165,381,772	8,020,239	602,120	3,477,349	58,115,815	235,597,295
Intersegment eliminations	(40,758,854)	(378,742)	(920)	(2,095,655)	(17,963,359)	(61,197,530)

Total assets	$124,622,918	$7,641,497	$601,200	$1,381,694	$40,152,456	$174,399,765

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated
OPERATING REVENUES	$29,933,150	$3,625,789	$107,784	$1,909,158	$—	$35,575,881
Intersegment eliminations	(85,065)	(1,718,695)	—	—	—	(1,803,760)

Total operating revenue	29,848,085	1,907,094	107,784	1,909,158	—	33,772,121

COST OF SALES	17,321,959	3,114,111	—	1,431,269	—	21,867,339
Intersegment eliminations	(85,065)	(1,718,695)	—	—	—	(1,803,760)

Total cost of sales	17,236,894	1,395,416	—	1,431,269	—	20,063,579

GROSS MARGIN	$12,611,191	$511,678	$107,784	$477,889	$—	$13,708,542

OPERATING EXPENSES	6,729,273	331,084	38,506	566,413	62,793	7,728,069

OPERATING INCOME (LOSS)	$5,881,918	$180,594	$69,278	$(88,524)	$(62,793)	$5,980,473

NET INCOME (LOSS)	$3,352,534	$95,315	$38,223	$(94,841)	$(108,384)	$3,282,847

As of December 31, 2012
Goodwill	$14,891,377	—	—	—	—	14,891,377
Investment in unconsolidated affiliate	$—	321,731	—	—	—	321,731
Total assets	$169,616,395	8,786,247	632,466	3,556,432	64,887,276	247,478,816
Intersegment eliminations	(46,338,335)	(447,549)	(16,073)	(2,096,143)	(24,117,257)	(73,015,357)

Total assets	$123,278,060	$8,338,698	$616,393	$1,460,289	$40,770,019	$174,463,459

Note 11 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

On June 20, 2012, Gas Natural was named as a defendant in a lawsuit captioned RBS Citizens N.A., dba Charter One v. Richard M. Osborne, Gas Natural Inc. (f/k/a Energy, Inc.) and the Richard M. Osborne Trust, Case No. CV-12-784656, which was filed in the Cuyahoga County Court of Common Pleas in Ohio. In an effort to collect on judgments obtained against Richard M. Osborne, our chairman and chief executive officer, the complaint sought: (1) an order requiring Gas Natural to pay over to RBS Citizens any distributions due to Mr. Osborne by virtue of his ownership in Gas Natural; (2) the imposition of a constructive trust on dividends or assets that Mr. Osborne might receive as part of the acquisition of JDOG Marketing; and (3) an injunction preventing the acquisition of JDOG Marketing. We believe the claims concerning the JDOG Marketing transaction to be without merit and filed a motion for summary judgment. On March 18, 2013, RBS filed a motion to dismiss counts two and three and for summary judgment on count one of its complaint. We did not oppose the motion. On April 5, 2013, the court entered a judgment in favor of RBS on the first count, granting RBS a creditors bill, and dismissed counts two and three, the counts related to the pending JDOG Marketing transaction. The judgment on count one does not impact our business or finances and we do not intend to appeal it.

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims that he was terminated in violation of Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a Motion to Dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. Based on our research, we believe his claims under Montana law are without merit, and we intend to vigorously defend this case on all grounds.

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

At March 31, 2013 and December 31, 2012, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”

Note 13 – Subsequent Events

The Company declared a dividend of $0.045 per share on March 27, 2013 that is payable to shareholders of record on April 15, 2013. There were 8,389,752 shares outstanding on April 15, 2013 resulting in a total dividend of $377,539 which was paid to shareholders on April 30, 2013.

2013 Acquisition of JDOG Marketing

On August 15, 2012, we entered into an asset purchase agreement with JDOG Marketing and Richard M. Osborne, as trustee of the Osborne Trust to purchase JDOG Marketing. JDOG Marketing is engaged in the business of marketing natural gas. The purchase agreement provides for the acquisition of substantially all of the assets, rights, and properties of JDOG Marketing by Gas Natural.

As consideration for the purchase of the assets, we will pay JDOG Marketing the sum of $2,875,000 at closing, paid by the issuance of 256,926 shares of our common stock at a price of $11.19 per share. In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if JDOG Marketing achieves an annual EBITDA target in the amount of $810,432, which is JDOG Marketing’s EBITDA for the year-ended December 31, 2011. If actual EBITDA for a certain year is less than target EBITDA, then no earn-out payment will be due and payable for that particular earn-out period. We obtained shareholder approval of the transaction on March 1, 2013 and obtained the necessary regulatory and other approvals. The Company intends to consummate the transaction in June 2013.

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

Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the Securities and Exchange Commission (“SEC”) and our reports to shareholders, involve known and unknown risks and other factors that may cause our company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 73,000 customers. Our natural gas utility subsidiaries are Bangor Gas Company (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Energy West Wyoming (Wyoming), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas, gas pipeline transmission and gathering and propane operations. Approximately 88% of our revenues in the three months ended March 31, 2013 were derived from our natural gas utility operations. Our revenue is seasonal in nature; therefore, the largest portion of our operating revenue is generated during the colder months when our sales volumes increase considerably. The interim results on the accompanying condensed consolidated statement of comprehensive income are not indicative of the estimated results for a full fiscal year.

The following summarizes the critical events that impacted our results of operations during the three months ended March 31, 2013:

•

Much colder weather in our Ohio market and continued customer growth in our Maine and North Carolina markets fueled a large increase in gross margin for our natural gas operations in 2013 as compared to the 2012 period.

•	Our recently formed LNG business continued its strong contribution to gross margin.

•

The $10 million term loan with Bank of America and the $2.989 million Senior Secured Guaranteed Note with Sun Life that were procured in the last half of 2012, caused an increase in interest expense for the three months ended March 31, 2013 compared to the 2012 period.

•	Our costs related to completed and potential acquisitions increased in our corporate and other segment.

Our financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations Propane Operations and Corporate and Other.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2012. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2013 and for the three month periods ended March 31, 2013. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Net Income (Loss) — Net income for the three months ended March 31, 2013 was $4,788,000, or $0.57 per diluted share, compared to a net income of $3,283,000 or $0.40 per diluted share for the three months ended March 31, 2012, an increase of $1,505,000. Net income from our natural gas operations increased by $1,359,000 due primarily to colder weather and customer growth. Net income from our gas marketing and production operations increased by $153,000. Net income from our pipeline operations decreased by $11,000. Earnings from our propane operations increased by $76,000 to a net loss of $19,000 in the 2013 period from net loss of $95,000 in the 2012 period. Net loss from our corporate and other segment increased by $72,000 to a loss of $180,000.

Revenues — Revenues increased by $11,545,000 to $45,317,000 for the three months ended March 31, 2013 compared to $33,772,000 for the same period in 2012. The increase was primarily attributable to; (1) a natural gas revenue increase of $10,097,000 due to increased sales volumes in our Ohio, Maine and North Carolina markets and an increase in the price of natural gas in our Maine market; (2) an increase of $1,665,000 in the revenue from our marketing and production operation primarily due to sales from our recently formed LNG line of business; and (3) partially offset by a decrease in revenue from our propane operations segment of $207,000.

Gross Margin — Gross margin increased by $3,478,000 to $17,187,000 for the three months ended March 31, 2013 compared to $13,709,000 for the same period in 2012. Our natural gas operation’s margins increased $3,218,000, due to much colder weather in our Ohio market leading to increased sales and continued customer growth in our Maine and North Carolina markets. Gross margin from our marketing and production operations increased $200,000 primarily from our LNG business. Gross margin from our propane operations increased by $70,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $784,000 to $8,512,000 for the three months ended March 31, 2013 compared to $7,728,000 for the same period in 2012. Operating expenses from our natural gas operations increased by $848,000 due to the following: (1) distribution, general and administrative expenses increased by $446,000 due to increases in salaries, professional services and natural gas used in operations; (2) depreciation expense increased by $217,000 due to increased capital expenditures; (3) the newly acquired PGC accounted for $136,000 of this increase; and (4) maintenance expenses increased by $56,000. Operating expenses in our marketing and production segment decreased by $70,000. The 2012 period included expense related to increasing the allowance for doubtful accounts.

Other Income, net — Other income, net decreased by $39,000 to income of $8,000 for the three months ended March 31, 2013 compared to income of $47,000 for the same period in 2012.

Acquisition Expense — Acquisition expense increased by $57,000 to $176,000 for the three months ended March 31, 2013 compared to $119,000 for the same period in 2012, reflecting the continuing costs from our acquisition activities. The increase is primarily the result of acquisition costs in the 2013 period of $86,000 related to the Matchworks building asset acquisition and an increase in costs related to the acquisition of the assets of JDOG Marketing of $68,000, offset by a decrease in costs related to all other acquisition activity of $97,000.

Interest Expense — Interest expense increased by $146,000 to $810,000 for the three months ended March 31, 2013 compared to $664,000 for the same period in 2012. The 2013 period includes interest on the $10 million term loan with Bank of America of $55,034 and interest on the Sun Life Senior Secured Guaranteed Note with Sun Life of $30,752. The remaining difference is primarily due to increases in amortization of debt issuance costs related to the procurement of these two loans.

Income Tax Expense — Income tax expense increased by $950,000 to $2,909,000 for the three months ended March 31, 2013 compared to $1,959,000 for the same period in 2012. The increase is primarily due to an increase in pre-tax income. The Company’s effective tax rate increased to 37.8% for the three months ended March 31, 2013 compared to 37.4% in the 2012 period.

Net Income (Loss) by Segment and Service Area

The components of net income for the three months ended March 31, 2013 and 2012 are:

	Three Months Ended March 31,
($ in thousands)	2013	2012
Natural Gas Operations
Energy West Montana (MT)	$807	$681
Energy West Wyoming (WY)	280	238
Frontier Natural Gas (NC)	1,034	575
Bangor Gas (ME)	1,098	865
Ohio Companies (OH)	1,468	995
Gas Natural Energy Solutions	—	(1)
Public Gas Company (KY)	25	—

Total Natural Gas Operations	$4,712	$3,353
Marketing & Production Operations	248	95
Pipeline Operations	27	38
Propane Operations	(19)	(95)

	4,968	3,391
Corporate & Other	(180)	(108)

Consolidated Net Income	$4,788	$3,283

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended March 31,
($ in thousands)	2013	2012
Natural Gas Operations
Operating revenues	$39,945	$29,848
Gas Purchased	24,116	17,237

Gross Margin	15,829	12,611
Operating expenses	7,577	6,729

Operating income	8,252	5,882
Other income	39	114

Income before interest and taxes	8,291	5,996
Interest expense	(718)	(637)

Income before income taxes	7,573	5,359
Income tax benefit (expense)	(2,861)	(2,006)

Net Income	$4,712	$3,353

Operating Revenues

	Three Months Ended March 31,
($ in thousands)	2013	2012
Full Service Distribution Revenues
Residential	$17,637	$13,746
Commercial	18,290	12,579
Industrial	215	262
Other	26	23

Total full service distribution	36,168	26,610

Transportation	3,489	2,950
Bucksport	288	288

Total operating revenues	$39,945	$29,848

Utility Throughput

	Three Months Ended March 31,
(in million cubic feet (MMcf))	2013	2012
Full Service Distribution
Residential	2,245	1,811
Commercial	1,972	1,638
Industrial	49	53

Total full service	4,266	3,502

Transportation	3,169	2,954
Bucksport	3,763	3,662

Total Volumes	11,198	10,118

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended March 31		Percent (Warmer) Colder 2013 Compared to
	Normal	2013	2012	Normal	2012
Great Falls, MT	3,185	2,882	2,914	(9.51%)	(1.10%)
Cody, WY	3,030	2,975	2,738	(1.82%)	8.66%
Bangor, ME	3,735	3,586	3,273	(3.99%)	9.56%
Elkin, NC	2,117	2,232	1,616	5.43%	38.12%
Youngstown, OH	3,118	4,005	2,413	28.45%	65.98%
Jackson, KY	2,284	2,460	—	7.71%	0.00%

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenues and Gross Margin

Revenues increased by $10,097,000 to $39,945,000 for the three months ended March 31, 2013 compared to $29,848,000 for the same period in 2012. This increase is the result of the following factors:

1)	Revenue from our Maine and North Carolina markets increased by $6,329,000 on a volume increase from full service and transportation customers of 441 MMcf in the three months ended March 31, 2013 compared to the same period in 2012. Continued customer growth and an increase in the price paid for natural gas passed on to our customers in our Maine market account for the increase.

2)	Revenues from our Ohio market increased $3,997,000. Revenue to full service customers increased $3,901,000 on a volume increase of 382 MMcf in the three months ended March 31, 2013 compared to the same period in 2012 due to much colder weather in 2013 than in 2012.

3)	Our recently acquired subsidiary PGC, accounted for $471,000 of additional revenue in 2013 as the purchase of PGC occurred on April 1, 2012.

4)	Revenue from our Montana and Wyoming markets decreased $700,000 on a volume decrease of 153 MMcf in the three months ended March 31, 2013 compared to the same period in 2012.

Gas purchased increased by $6,879,000 to $24,116,000 for the three months ended March 31, 2013 compared to $17,237,000 for the same period in 2012. The increase is due primarily to the increased sales volumes in the 2013 period compared to the 2012 period and the increase in the price paid for natural gas in our Maine market. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $3,218,000 to $15,829,000 for the three months ended March 31, 2013 compared to $12,611,000 for the same period in 2012. Gross margin in our Ohio market increased by $1,341,000, due primarily to the cold weather in 2013. Increased customer growth in our Maine and North Carolina markets resulted in a $1,530,000 increase in gross margin. Our Montana and Wyoming increased by $169,000, and PGC returned margin of $177,000.

Earnings

The Natural Gas Operations segment’s net income for the three months ended March 31, 2013 was $4,712,000 or $0.56 per diluted share, compared to earnings of $3,353,000, or $0.41 per diluted share for the three months ended March 31, 2012.

Operating expenses increased by $848,000 to $7,577,000 for the three months ended March 31, 2013 compared to $6,729,000 for the same period in 2012. Operating expenses from the newly-acquired PGC accounted for $136,000 of additional expenses. Distribution, general and administrative expenses increased by $446,000 due to increases in salaries, professional services and natural gas used in operations. Depreciation increased by $217,000 due to increased capital expenditures and maintenance expenses increased by $56,000.

Other income decreased by $75,000 to income of $39,000 for the three months ended March 31, 2013 compared to income of $114,000 for the same period in 2012.

Interest expense increased by $81,000 to $718,000 for the three months ended March 31, 2013 compared to $637,000 for the same period in 2012. The 2013 period includes interest on the $10 million term loan with Bank of America of $55,034 and interest on the Senior Secured Guaranteed Note with Sun Life of $30,752.

Income tax expense increased by $855,000 to $2,861,000 for the three months ended March 31, 2013 compared to $2,006,000 for the same period in 2012, due primarily to the increase in pre-tax income in 2013 compared to the 2012 period.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Marketing and Production Operations
Operating revenues	$3,572	$1,907
Gas Purchased	2,860	1,395

Gross Margin	712	512
Operating expenses	261	331

Operating income	451	181
Other expense	(1)	(2)

Income before interest and taxes	450	179
Interest expense	(49)	(21)

Income before income taxes	401	158
Income tax expense	(153)	(63)

Net Income	$248	$95

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenues and Gross Margin

Revenues increased by $1,665,000 to $3,572,000 for the three months ended March 31, 2013 compared to $1,907,000 for the same period in 2012. Revenue from our LNG business accounted for $2,062,000 of the increase, offset by a $396,000 decrease due primarily to lower sales volumes in our marketing operation. Our LNG business procures and delivers liquefied natural gas to customers who are not located near a natural gas pipeline.

Gross margin increased by $200,000 to $712,000 for the three months ended March 31, 2013 compared to $512,000 for the same period in 2012. Gross margin from our LNG business increased by $289,000, offset by a decrease in gross margin from our gas marketing operation of $83,000 due to the lower sales volumes and a decrease from our production operation of $6,000.

Earnings

The Marketing and Production segment’s income for the three months ended March 31, 2013 was $248,000, or $0.03 per diluted share, compared to earnings of $95,000, or $0.01 per diluted share for the three months ended March 31, 2012.

Operating expenses decreased by $70,000 to $261,000 for the three months ended March 31, 2013 compared to $331,000 for the same period in 2012. The 2012 period included expense related to increasing the allowance for doubtful accounts for amounts on a specific customer account.

Income tax expense increased by $90,000 to expense of $153,000 for the three months ended March 31, 2013 compared to expense of $63,000 for the same period in 2012, due primarily to the increase in pre-tax income in 2013 compared to the 2012 period.

PIPELINE OPERATIONS

Income Statement

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Pipeline Operations
Operating revenues	$98	$108
Gas Purchased	—	—

Gross Margin	98	108
Operating expenses	48	39

Operating income	50	69
Other expense	—	—

Income before interest and taxes	50	69
Interest expense	(7)	(6)

Income before income taxes	43	63
Income tax expense	(16)	(25)

Net Income	$27	$38

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Net income decreased by $11,000 to $27,000 for the three months ended March 31, 2013 compared to $38,000 for the same period in 2012. The overall impact of the results of our pipeline operations was not material to the results of our consolidated operations.

PROPANE OPERATIONS

Income Statement

	Three Months Ended
	March 31,
($ in thousands)	2013	2012
Propane Operations
Operating revenues	$1,702	$1,909
Propane Purchased	1,154	1,431

Gross Margin	548	478
Operating expenses	544	567

Operating loss	4	(89)
Other loss	(27)	(71)

Loss before interest and taxes	(23)	(160)
Interest expense	(8)	—

Loss before income taxes	(31)	(160)
Income tax benefit	12	65

Net Loss	$(19)	$(95)

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Revenues and Gross Margin

Revenues decreased by $207,000 to $1,702,000 for the three months ended March 31, 2013 compared to $1,909,000 for the same period in 2012. The decrease is the result of lower sales of diesel fuel in the 2012 period due to the loss of a large customer, partially offset by increased sales of propane in the 2013 period.

Gross margin increased by $70,000 to $548,000 for the three months ended March 31, 2013 compared to $478,000 for the same period in 2012. The growth in propane sales accounts for the increase in margin, offset by a small downward effect from the loss of the large diesel fuel customer.

Earnings

The Propane Operations segment’s loss for the three months ended March 31, 2013 was $19,000, or $0.002 per diluted share, compared to a loss of $95,000, or $0.01 per diluted share for the three months ended March 31, 2012.

Operating expenses decreased by $23,000 to $544,000 for the three months ended March 31, 2013 compared to $567,000 for the same period in 2012.

Other expense decreased by $44,000 to $27,000 for the three months ended March 31, 2013 compared to expense of $71,000 for the same period in 2012.

Income tax expense increased by $53,000 to a benefit of $12,000 for the three months ended March 31, 2013 compared to a benefit of $65,000 for the same period in 2012.

CORPORATE AND OTHER OPERATIONS

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. It also includes activities from Lone Wolfe, LLC. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended March 31,
($ in thousands)	2013	2012
Corporate and Other Operations
Operating revenues	$—	$—
Gas Purchased	—	—

Gross Margin	—	—
Operating expenses	82	63

Operating loss	(82)	(63)
Other expense	(180)	(116)

Loss before interest and taxes	(262)	(179)
Interest expense	(28)	—

Loss before income taxes	(290)	(179)
Income tax benefit	110	71

Net Loss	$(180)	$(108)

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Results of corporate and other operations for the three months ended March 31, 2013 include administrative costs of $82,000, acquisition related costs of $89,000, corporate expenses of $85,000, interest expense of $28,000, offset by an income tax benefit of $110,000, and interest income of $3,000, for a net loss of $180,000.

Results of corporate and other operations for the three months ended March 31, 2012 include costs related to acquisition activities of $89,000, administrative costs of $63,000, offset by income tax benefits of $71,000 and interest income of $3,000 for a net loss of $108,000.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Our ability to maintain liquidity depends upon our credit facilities with Bank of America and Yadkin Valley Bank, shown as lines of credit on the accompanying balance sheets. Our use of the revolving lines of credit was $18.3 million and $24.3 million at March 31, 2013 and December 31, 2012, respectively.

We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $44.2 and $44.3 million at March 31, 2013 and December 31, 2012, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $2.8 million at March 31, 2013, compared to $3.4 million at December 31, 2012.

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$11,051,000	$8,375,000
Cash used in investing activities	(4,657,000)	(4,263,000)
Cash used in financing activities	(7,038,000)	(6,737,000)

Decrease in cash	$(644,000)	$(2,625,000)

OPERATING CASH FLOW

For the three months ended March 31, 2013, cash provided by operating activities increased by $2.7 million as compared to the three months ended March 31, 2012. Major items affecting operating cash included a $1.5 million increase in net income, a $2.7 million increase deferred tax expense, a $3.8 million increase in accounts payable, an $800,000 decrease in collections of recoverable costs of gas, a $1.5 million decrease in accounts receivable receipts, a $1.4 million decrease in unbilled revenue and a $1.4 million increase in purchases of other assets.

INVESTING CASH FLOW

For the three months ended March 31, 2013, cash used in investing activities increased by $400,000 as compared to the three months ended March 31, 2012. The increase is primarily attributable to cash paid for the purchase of the building located at 8500 Station Street of $1.7 million, a decrease of $900,000 in cash paid for capital expenditures and a $300,000 reduction in the use of restricted cash.

Capital Expenditures

Our capital expenditures for continuing operations totaled $3.4 million and $4.4 million for the three months ended March 31, 2013 and 2012, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America and Yadkin Valley Bank revolving lines of credit.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the three months ended March 31, 2013 and 2012 and provides an estimate of future cash requirements for capital expenditures:

	Three Months Ended		Remaining Cash Requirements through
	March 31,
($ in thousands)	2013	2012	December 31, 2013
Natural Gas Operations	$3,183	$3,342	$5,599
Marketing and Production Operations	209	—	41
Pipeline Operations	2	6	67
Propane Operations	2	80	298
Corporate and Other Operations	23	938	721

Total Capital Expenditures	$3,419	$4,366	$6,726

We expect to fund our future cash requirements for capital expenditures through December 31, 2013 from cash provided by operating activities and potential equity raises.

FINANCING CASH FLOW

For the three months ended March 31, 2013, cash used in financing activities increased by $300,000 as compared with the three months ended March 31, 2012. The change is due primarily to $422,000 in additional net payments on our lines of credit offset by a decrease in debt issuance cost of $110,000.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facilities with Bank of America and Yadkin Valley Bank, shown as lines of credit on the accompanying balance sheets. Our use of the revolving lines of credit was $18.3 million and $24.3 million at March 31, 2013 and December 31, 2012, respectively. We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $44.2 and $44.3 million at March 31, 2013, and December 31, 2012, respectively, including the amount due within one year.

The following discussion describes our credit facilities as of March 31, 2013.

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

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the Credit Agreement and interest on the amounts outstanding at the LIBOR rate plus 175 to 225 basis points. The Term Loan has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan is amortized at a rate of $125,000 per quarter. As of March 31, 2013, the Company had not exercised the interest rate swap provision for the fixed interest rate.

For the three months ended March 31, 2013 and 2012, the weighted average interest rate on the existing and renewed revolving credit facility was 3.33% and 3.3%, respectively, resulting in $131,494 and $125,672 of interest expense, respectively. The balance on the revolving credit facility was $17,919,755 and $23,860,000 at March 31, 2013 and December 31, 2012, respectively. The $17.9 million of borrowings as of March 31, 2013, leaves the remaining borrowing capacity on the line of credit at $12.1 million.

The balance outstanding on the Bank of America term loan at March 31, 2013 was $9,875,000. The weighted average interest rate was 2.20% resulting in interest expense of $55,034 for the three months ended March 31, 2013.

The Bank of America Credit Agreement contains various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 80% of Energy West’s aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios

Senior Unsecured Notes

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

Interest expense was $200,200 and $200,200 for the three months ended March 31, 2013 and 2012, respectively.

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

Each of the notes is governed by a Note Purchase Agreement (“NPA”). Concurrent with the funding and closing of the notes, which occurred on May 3, 2011, the parties executed amended note purchase agreements that are substantially the same as the note purchase agreements executed on November 2, 2010. On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note to cure certain breaches of covenants. The Company has remedied the breaches and is currently in compliance with the covenants.

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

Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,078,000 and $1,072,000 at March 31, 2013 and December 31, 2012, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs.

Payments for both notes prior to maturity are interest-only.

For the three months ended March 31, 2013 and 2012, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 and $206,242 of interest expense, respectively. For the three months ended March 31, 2013 and 2012, the weighted average interest rate on the Floating Rate Note was 4.15% and 4.36% resulting in $31,150 and $32,725 of interest expense, respectively.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original Note Purchase Agreement dated as of November 2, 2010, by and among Orwell, NEO, and Brainard, and Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Gas Natural and Sun Life. The Senior Note bears an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017.

For the three months ended March 31, 2013, the weighted average interest rate on the Sun Life Senior Secured Guaranteed Note was 4.15% resulting in $30,752 of interest expense.

The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio and North Carolina subsidiaries.

The Sun Life Fixed Rate Note, Floating Rate Note, and Senior Note contains various covenants, which include, among others, limitations on total dividends and distributions if in aggregate these limitations for the fiscal year do not exceed 70% of net income of the obligors for the four fiscal quarters then ending. The agreements also contain restrictions on certain indebtedness, limitations on asset sales, maintenance of certain debt-to-capital and interest coverage ratios. Due to the covenants, the Company is currently not able to pay a dividend.

The inability of the obligors to pay a dividend to the holding company may impact the Company’s ability to pay a dividend to shareholders. In addition, the Company agreed to deliver an irrevocable standby letter of credit to Sun Life in the amount of $750,000 to be drawn upon by Sun Life if and when any event of default has occurred and is continuing. After discussion with Sun Life, the parties agreed to change the letter of credit requirement to depositing cash into a reserve account where Sun Life is the beneficiary. The terms allow the Company to withdraw that money if a letter of credit is received to replace the restricted cash.

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. For the three months ended March 31, 2013 and 2012, the weighted average interest rate on the facility was 4.5%, resulting in $4,967 and $8 of interest expense, respectively. The balance on the facility was $410,000 at March 31, 2013. The $410,000 of borrowings as of March 31, 2013, leaves the remaining borrowing capacity on the line of credit at $90,000.

The revolving credit facility expired February 13, 2013. On April 12, 2013, Yadkin Valley Bank extended the $500,000 commercial line of credit beginning May 12, 2013 with a maturity date of April 7, 2014. The interest rate continues at 4.5% per annum, and the debt is secured by a blanket lien on all assets owned or acquired by Independence.

The revolving credit facility contains various restrictions, which include, among others, limitations on total dividends and distributions, restrictions on certain indebtedness, and limitations on asset sales.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

On June 20, 2012, Gas Natural was named as a defendant in a lawsuit captioned RBS Citizens N.A., dba Charter One v. Richard M. Osborne, Gas Natural Inc. (f/k/a Energy, Inc.) and the Richard M. Osborne Trust, Case No. CV-12-784656, which was filed in the Cuyahoga County Court of Common Pleas in Ohio. In an effort to collect on judgments obtained against Richard M. Osborne, our chairman and chief executive officer, the complaint seeks: (1) an order requiring Gas Natural to pay over to RBS Citizens any distributions due to Mr. Osborne by virtue of his ownership in Gas Natural; (2) the imposition of a constructive trust on dividends or assets that Mr. Osborne might receive as part of the acquisition of JDOG Marketing; and (3) an injunction preventing the acquisition of JDOG Marketing. We believe the claims concerning the JDOG Marketing transaction to be without merit and filed a motion for summary judgment. On March 18 2013, RBS filed a motion to dismiss counts two and three and for summary judgment on count one of its complaint. We did not oppose the motion. On April 5, the court entered a judgment in favor of RBS on the first count, granting RBS a creditors bill, and dismissed counts two and three, the counts related to the pending JDOG Marketing transaction. The judgment on count one does not impact our business or finances and we do not intend to appeal it.

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims that he was terminated in violation of Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a Motion to Dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. Based on our research, we believe his claims under Montana law are without merit, and we intend to vigorously defend this case on all grounds.

In the Company’s opinion, the outcome of these legal actions will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1*	D.A. Compliance Agreement, dated May 1, 2010, between Northeast Ohio Natural Gas Corp. and Great Plains Exploration Ltd.

10.2*	Holmesville Transportation Service Agreement, dated April 1, 2013, between Northeast Ohio Natural Gas Corp. and Cobra Pipeline Co., Ltd.

10.3*	North Trumbull Transportation Service Agreement, dated April 1, 2013, between Northeast Ohio Natural Gas Corp. and Cobra Pipeline Co., Ltd.

10.4*	Churchtown Transportation Service Agreement, dated April 1, 2013, between Northeast Ohio Natural Gas Corp. and Cobra Pipeline Co., Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gas Natural Inc.

/s/ Thomas J. Smith
Thomas J. Smith
May 15, 2013	Chief Financial Officer
(principal financial officer
and principal accounting officer)