Form 10-Q
period 2013-06-30
Gas Natural Inc.
filed 2013-08-14
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2013 was 10,371,678 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-Q is as of June 30, 2013.

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

GNR. Gas Natural Resources , LLC.

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

SunLife. SunLife Assurance Company of Canada.

USPF. United States Power Fund, L.P.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,783,341	$3,435,117
Marketable securities	354,375	344,346
Accounts receivable
Trade, less allowance for doubtful accounts of $1,408,043 and $1,389,762, respectively	6,910,050	11,933,201
Related parties	110,478	522,557
Unbilled gas	1,637,002	4,612,258
Note receivable – related parties, current portion	1,785	12,615
Inventory
Natural gas and propane	3,620,164	5,092,240
Materials and supplies	2,742,919	1,835,816
Prepaid income taxes	454,883	498,297
Prepayments and other	463,853	2,224,267
Recoverable cost of gas purchases	3,072,480	2,329,524
Deferred tax asset	828,730	828,730

Total current assets	22,980,060	33,668,968

PROPERTY, PLANT, & EQUIPMENT
Property, plant, and equipment	174,527,428	165,662,163
Less accumulated depreciation, depletion and amortization	(49,835,133)	(47,034,673)

PROPERTY, PLANT, & EQUIPMENT, net	124,692,295	118,627,490

OTHER ASSETS
Notes receivable – related parties, less current portion	97,344	122,650
Regulatory assets
Property taxes	166,365	307,732
Income taxes	452,645	452,645
Rate case costs	160,966	176,250
Debt issuance costs, net of amortization	1,593,642	1,798,720
Goodwill	16,516,895	14,891,377
Customer relationships	3,105,083	616,500
Investment in unconsolidated affiliate	352,704	321,731
Restricted cash	2,089,006	3,150,847
Other assets	96,086	328,549

Total other assets	24,630,736	22,167,001

TOTAL ASSETS	$172,303,091	$174,463,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$604,232	$720,340
Lines of credit	16,200,000	24,260,755
Accounts payable
Trade	7,897,182	9,201,722
Related parties	708,358	51,797
Notes payable, current portion	506,522	633,498
Contingent consideration, current portion	196,000	—
Accrued liabilities
Taxes other than income	2,118,662	2,548,717
Vacation	147,604	115,956
Employee benefit plans	284,596	145,959
Interest	180,426	191,263
Deferred payments received from levelized billing	1,601,969	2,822,926
Customer deposits	721,068	744,974
Related parties	46,783	595,240
Obligation under capital lease – current	167,518	167,518
Over-recovered gas purchases	1,146,878	1,185,034
Other current liabilities	668,093	729,550

Total current liabilities	33,195,891	44,115,249

LONG-TERM LIABILITIES
Deferred investment tax credits	144,786	155,317
Deferred tax liability	7,829,969	5,144,002
Asset retirement obligation	1,936,498	1,850,379
Customer advances for construction	1,019,632	1,009,232
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	—	20,745
Long-term obligation under capital lease, less current portion	2,040,508	2,040,508
Contingent consideration, less current portion	1,279,000	—

Total long-term liabilities	14,333,554	10,303,344

NOTES PAYABLE, less current portion	43,448,552	43,700,742

COMMITMENTS AND CONTINGENCIES (see Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 8,646,678 and 8,369,752 shares issued and outstanding, respectively	1,297,002	1,255,463
Capital in excess of par value	47,017,268	44,256,493
Accumulated other comprehensive income	71,996	65,789
Retained earnings	32,938,828	30,766,379

Total stockholders’ equity	81,325,094	76,344,124

TOTAL CAPITALIZATION	124,773,646	120,044,866

TOTAL LIABILITIES AND CAPITALIZATION	$172,303,091	$174,463,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Natural gas operations	$17,746,297	$12,801,547	$57,690,959	$42,649,632
Marketing and production	2,645,682	1,040,354	6,217,461	2,947,448
Pipeline operations	105,032	102,093	203,319	209,877
Propane operations	658,385	561,552	2,360,959	2,470,710

Total revenues	21,155,396	14,505,546	66,472,698	48,277,667

COST OF SALES
Natural gas purchased	10,049,089	5,447,322	34,165,510	22,684,216
Marketing and production	2,232,922	850,311	5,092,957	2,245,727
Propane purchased	450,702	418,482	1,604,343	1,849,751

Total cost of sales	12,732,713	6,716,115	40,862,810	26,779,694

GROSS MARGIN	8,422,683	7,789,431	25,609,888	21,497,973

OPERATING EXPENSES
Distribution, general, and administrative	5,752,110	5,236,512	11,427,097	10,449,432
Maintenance	309,846	316,722	678,525	612,957
Depreciation and amortization	1,557,037	1,304,472	3,052,870	2,547,816
Accretion	43,512	39,554	86,119	77,634
Taxes other than income	919,844	880,306	1,849,648	1,817,796

Total operating expenses	8,582,349	7,777,566	17,094,259	15,505,635

OPERATING INCOME (LOSS)	(159,666)	11,865	8,515,629	5,992,338

LOSS FROM UNCONSOLIDATED AFFILIATE	(2,947)	(2,214)	(4,027)	(4,955)
OTHER INCOME, NET	382,590	264,097	390,459	310,767
ACQUISITION EXPENSE	19,345	(457,624)	(156,534)	(576,347)
STOCK SALE EXPENSE	—	(255,279)	—	(255,279)
INTEREST EXPENSE	(774,442)	(625,797)	(1,583,998)	(1,289,866)

INCOME (LOSS) BEFORE INCOME TAXES	(535,120)	(1,064,952)	7,161,529	4,176,658

INCOME TAX BENEFIT (EXPENSE)	208,204	340,762	(2,700,722)	(1,618,001)

NET INCOME (LOSS)	$(326,916)	$(724,190)	$4,460,807	$2,558,657

Basic weighted shares outstanding	8,465,983	8,155,867	8,425,647	8,155,300
Dilutive effect of stock options	—	—	847	7,386

Diluted weighted shares outstanding	8,465,983	8,155,867	8,426,494	8,162,686

Basic and diluted earnings (loss) per share	$(0.04)	$(0.09)	$0.53	$0.31

Weighted average dividends declared per common share	$0.135	$0.135	$0.270	$0.270

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$(326,916)	$(724,190)	$4,460,807	$2,558,657
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain/(loss) on available for sale securities, net of tax of $2,209, $(9,273), $4,103, and $(3,794), respectively	3,642	(15,477)	6,207	(6,331)

COMPREHENSIVE INCOME (LOSS)	$(323,274)	$(739,667)	$4,467,014	$2,552,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,460,807	$2,558,657
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,052,870	2,547,816
Accretion	86,119	77,634
Amortization of debt issuance costs	212,569	139,388
Stock based compensation	1,615	29,618
(Gain)/loss on sale of assets	(123,103)	2,184
Loss from unconsolidated affiliate	4,027	4,955
Investment tax credit	(10,531)	(10,531)
Deferred income taxes	2,725,561	1,628,532
Changes in assets and liabilities
Accounts receivable, including related parties	5,435,230	4,441,447
Unbilled gas	2,975,256	3,166,003
Natural gas and propane inventory	1,472,076	3,785,744
Accounts payable, including related parties	(899,739)	(4,843,189)
Recoverable/refundable cost of gas purchases	(781,112)	(952,398)
Prepayments and other	1,760,414	344,667
Other assets	(916,425)	209,790
Other liabilities	(2,013,559)	(897,090)

Net cash provided by operating activities	17,442,075	12,233,227
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,885,601)	(8,766,629)
Proceeds from sale of fixed assets	1,023,836	29,302
Proceeds from related party notes receivable	5,217	5,038
Purchase of Public Gas Company, Inc.	—	(1,551,478)
Cash acquired in acquisition	—	502
Investment in unconsolidated affiliate	(35,000)	—
Restricted cash – capital expenditures fund	1,060,190	—
Acquisition deposit	—	(2,250,000)
Customer advances for construction	26,155	142,448
Contributions in aid of construction	273,510	47,402

Net cash used in investing activities	(7,531,693)	(12,343,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	8,207,000	7,012,377
Repayments on lines of credit	(16,267,755)	(11,510,000)
Repayments of notes payable	(379,166)	(3,852)
Debt issuance costs	(7,492)	(474,723)
Exercise of stock options	159,500	—
Restricted cash – debt service fund	1,651	(759,397)
Dividends paid	(2,275,896)	(2,201,918)

Net cash used in financing activities	(10,562,158)	(7,937,513)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(651,776)	(8,047,701)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,435,117	10,504,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,783,341	$2,457,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,382,445	$1,066,626
Cash paid (refunded) for income taxes, net	(14,310)	186,600

NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued to purchase JDOG Marketing	$2,641,199	$—
Contingent consideration issued to purchase JDOG Marketing	1,475,000	—
Plant, property and equipment acquired from JDOG purchase	21,600	—
Customer relationships acquired from JDOG purchase	2,500,000	—
Goodwill acquired from JDOG purchase	1,625,518	—
Note payable assumed to purchase JDOG Marketing	30,919	—
Capital expenditures included in accounts payable	881,054	477,339
Capitalized interest	3,796	3,641
Accrued dividends	389,101	367,000
Customer advances for construction moved to contribution in aid of construction	15,755	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Gas Natural Inc. (the “Company”) is the parent company of Brainard, Energy West, GNR, GNSC, Great Plains, Independence, Lightning Pipeline and PGC. Brainard is a natural gas utility company with operations in Ohio. Energy West is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Wyoming as well as non-regulated operations in Maine, Montana and Wyoming. GNR is a natural gas marketing company that markets gas in Ohio. GNSC manages gas procurement, transportation, and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. Great Plains is the parent company of NEO, which is a regulated natural gas distribution company with operations in Ohio. Lightning Pipeline is the parent company of Orwell which is a regulated natural gas distribution company with operations in Ohio. Clarion River and Walker Gas are divisions of Orwell and are regulated natural gas distribution companies with operations in Pennsylvania. Independence is a non-regulated subsidiary that delivers liquid propane, heating oil, and kerosene to customers in North Carolina and Virginia. PGC is a regulated natural gas distribution company in Kentucky. The Company currently has five reporting segments:

•	Natural Gas Operations	Annually distributes approximately 33 billion cubic feet of natural gas to approximately 70,000 customers through regulated utilities operating in Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming.

•	Marketing and Production Operations	Annually markets approximately 1.4 billion cubic feet of natural gas to commercial and industrial customers in Montana, Wyoming and Ohio. Manages midstream supply and production assets for transportation customers and utilities through the subsidiary, EWR. EWR owns an average 46% gross working interest (an average 39% net revenue interest) in 160 natural gas producing wells and gas gathering assets in Glacier and Toole Counties in Montana.

•	Pipeline Operations	The Shoshone interstate and Glacier gathering natural gas pipelines located in Montana and Wyoming are owned through the subsidiary, Energy West Development. Certain natural gas producing wells owned by Energy West Development are being managed and reported under the marketing and production operations.

•	Propane Operations	Delivers liquid propane, heating oil and kerosene to approximately 3,400 residential, commercial and agricultural customers in North Carolina and Virginia through the subsidiary, Independence.

•	Corporate and Other	Encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income, activity from Lone Wolfe, LLC, and recognized gains or losses from the sale of marketable securities.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Gas Natural Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to fairly present the results of operations for the interim periods. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. A majority of our revenues are derived from our natural gas utility operations making our revenue seasonal in nature. Therefore, the largest portion of our operating revenue is generated during the colder months when our sales volume increases considerably. The interim results on the accompanying condensed consolidated statement of comprehensive income are not indicative of the estimated results for a full fiscal year. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The effect of stock option exercises equivalent to 1,053 and 6,548 shares for the three months ended June 30, 2013 and 2012, respectively, would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share. There were no stock option exercise equivalents that would have been anti-dilutive for the six months ended June 30, 2013 and 2012.

There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements

ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”

In December 2011, the FASB issued ASU 2011-11, which requires entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that either offset in accordance with current literature or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. This ASU was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013; the disclosures are retrospectively applied for comparative periods. The adoption of this ASU did not have a material impact on the accompanying financial statements.

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

Note 2 – Acquisitions

Acquisition of John D. Oil and Gas Marketing

On June 1, 2013, the Company and its wholly-owned Ohio subsidiary, GNR, completed the acquisition of substantially all of the assets and certain liabilities of JDOG Marketing, an Ohio company engaged in the marketing of natural gas. The Osborne Trust, of which Mr. Osborne is the sole trustee, is the majority owner of JDOG Marketing and Mr. Osborne is also the Chairman of the Board and Chief Executive Officer of Gas Natural. The Company believes the natural gas marketing business complements our existing natural gas distribution business in Ohio. In addition, we currently conduct natural gas marketing in Montana and Wyoming, which we believe allows us to integrate the Ohio marketing operations into Gas Natural with minimal increases in staff or overhead. Costs relate to this acquisition totaled $0.6 million and were expensed as incurred.

Pursuant to the terms of the purchase agreement, the consummation of the transaction depended upon the satisfaction or waiver of a number of certain customary closing conditions, the receipt of regulatory approvals and the consent of certain of Gas Natural’s lenders. In addition, the transaction was subject to the approval of Gas Natural’s shareholders, and the receipt of a fairness opinion by an independent investment banking firm. All of these conditions were satisfied and the acquisition was completed on June 1, 2013.

In accordance with U.S. GAAP, the consideration given, assets received and liabilities assumed by the Company have been recorded at their acquisition date fair value. These fair values are the Company’s initial best estimate based on preliminary information and could materially change once final valuations have been completed for the transaction.

Under the purchase agreement, Gas Natural paid to JDOG Marketing 256,926 shares of the Company’s common stock. These shares had an acquisition date fair value of $2,641,199. There were no underwriting discounts or commissions in connection with the issuance, as no underwriters were used to facilitate the acquisition. The shares were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemption from registration provided by Section 4(2) of the Act.

In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if the acquired business achieves an annual EBITDA target in the amount of $810,432, which was JDOG Marketing’s EBITDA for the year ended December 31, 2011. If JDOG Marketing’s actual EBITDA for a certain year is less than the target EBITDA, then no earn-out payment will be due and payable for that particular period. If JDOG Marketing’s actual EBITDA for a certain year meets or exceeds the target EBITDA, then an earn-out payment in an amount equal to actual EBITDA divided by target EBITDA times $575,000 will have been earned for that year. Due to the earn-out structure, the maximum amount that could be earned over the five year period is unlimited. The earn-out payments, if any, will be paid annually in validly issued, fully paid and non-assessable shares of Gas Natural’s common stock. The share price to be used to determine the number of shares to be issued for any earn-out payment will be the average closing price of Gas Natural’s common stock for the 20 trading days preceding issuance of Gas Natural’s common stock for such earn-out payment. At the acquisition date, the Company has recorded an estimated liability of $1,475,000, of which $196,000 has been classified as current, as the fair value of this earn-out provision.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company applied the acquisition method to the business combination and valued each of the assets acquired (property, plant and equipment and customer relationships) and liabilities assumed (note payable and the earn-out liability) at fair value as of the acquisition date. The note payable was deemed to be recorded at fair value as of the acquisition date. The Company used the net book value of property, plant and equipment received as this closely approximates the fair value. The Company also recorded the fair value of the earn-out liability as the present value of estimated future earn-out payments as of the acquisition date. See Note 5 – Fair Value Measurements for details regarding this valuation. As a result of the purchase, $1,625,518 was allocated to goodwill. The results of JDOG Marketing are included in the marketing and production operations segment. The Company expects none of the goodwill to be deductible for tax purposes.

The estimated fair value of the assets acquired and liabilities assumed is reflected in the following table at the date of acquisition.

Fair Value at June 1, 2013

Property, plant and equipment	$21,600
Customer relationships	2,500,000
Goodwill	1,625,518

Total assets acquired	4,147,118

Current liabilities	207,322
Long-term liabilities	1,279,000
Notes Payable, less current portion	19,597

Total liabilities assumed	1,505,919

Net assets acquired	$2,641,199

For the three months ended June 30, 2013, JDOG Marketing contributed $207,524 to the Company’s revenues and $30,767 to the Company’s net income.

The following unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations with JDOG Marketing as if the acquisition had been completed as of the beginning of the reporting periods. Adjustments were made to eliminate any inter-company transactions in the pro forma periods.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	$21,637,716	$14,925,223	$67,964,712	$49,634,501

Net income (loss)	$(223,130)	$(634,169)	$4,871,798	$2,957,062

Basic and diluted earnings (loss) per share	$(0.26)	$(0.78)	$0.58	$0.36

Historically, the Company has been a party to transactions with JDOG Marketing for the purchase of natural gas and other transactions for immaterial amounts. In addition to these transactions, the Company also had a note receivable outstanding from JDOG Marketing included in the Notes receivable – related parties line items on the balance sheet and an operating lease agreement the cost of which was included in the Distribution, general, and administrative line of the statement of comprehensive income. Both of these relationships were effectively settled with the completion of the transaction. See Note 9 – Related Party Transactions for more information regarding these transactions.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of 8500 Station Street

On March 5, 2013, the Company purchased the Matchworks Building in Mentor, Ohio from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC (collectively, the “Sellers”) by and through Mark E. Dottore as Receiver in the United States District Court. The Company’s Ohio headquarters are located in the Matchworks Building and the Receiver gave the Company an opportunity to purchase the building. The Sellers are entities owned or controlled by Richard M. Osborne, the Company’s chairman and chief executive officer. The acquisition of the Matchworks Building was approved by the independent members of the Company’s board of directors. 8500 Station Street, a new subsidiary of Gas Natural, has been formed to operate the property. At March 31, 2013, the Company had not been able to gather the necessary information to determine the appropriate accounting treatment for the transaction. Therefore at that time, the Company had recorded the assets acquired under Other assets on its condensed consolidated balance sheet. Since then, the Company has gathered the necessary information regarding the transaction and has classified the transaction as an asset purchase. As such, the Company has recorded the land and building purchased as Property, plant and equipment on its condensed consolidated balance sheet at June 30, 2013 in the amounts of $244,859 and $1,607,915, respectively. These amounts were allocated based on the assets’ relative fair values.

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

In accordance with U.S. GAAP, the assets acquired do not constitute a business and the Company has accounted for the transaction as a group of assets which included both fixed assets and leased fixed assets. The purchase price was allocated to the assets purchased based on the relative fair value of each asset (including the leased assets) to the total fair value of all the assets. Land, buildings, generators and equipment purchased totaled $605,352. Leased pipeline and leased pipeline easements acquired totaled $6,320,000. The Company has determined that the fixed asset lease is a capital lease because the present value of the lease payments, discounted at an appropriate discount rate, exceeded 90% of the fair market value of the assets. The lease obligation for the $300,000 per year was recorded at the present value of the minimum lease payments of $2,208,026.

Acquisition of Public Gas Company, Inc.

On April 1, 2012 the Company purchased 100% of the stock of PGC from Kentucky Energy Development, LLC for the original price of $1.6 million. PGC is a regulated natural gas distribution company serving approximately 1,600 customers in the State of Kentucky in the counties of Breathitt, Jackson, Johnson, Lawrence, Lee, Magoffin, Morgan and Wolf. The costs related to the transaction were $51,187 and were expensed during 2012. The Company completed the transaction as it provided the opportunity to expand its presence into Kentucky.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the assets acquired and liabilities assumed is reflected in the following table at the date of acquisition.

Fair Value at April 1, 2012

Current assets	$69,634
Property, plant and equipment	1,577,592
Goodwill	283,425

Total assets acquired	1,930,651

Current liabilities	184,770
Long-term liabilities	194,403

Total liabilities assumed	379,173

Net assets acquired	$1,551,478

Note 3 – Goodwill

The following table shows the change in Company’s goodwill balance for the three and six months ended June 30, 2013.

	Three months ended June 30, 2013	Six months ended June 30, 2013

Beginning balance	$14,891,377	$14,891,377
Additions: JDOG Marketing acquisition	1,625,518	1,625,518

Ending balance	$16,516,895	$16,516,895

Note 4 – Marketable Securities

The Company’s marketable securities as of June 30, 2013 and December 31, 2012 consisted entirely of available-for-sale securities. These available-for-sale securities are comprised entirely of common stock. The Company did not sell any available-for-sale securities during the six months ended June 30, 2013 and 2012.

The following is a summary of available-for-sale securities:

	June 30, 2013
	Investment at cost	Unrealized gains	Unrealized losses	Estimated fair value

Common stock	$238,504	$115,871	$—	$354,375

	December 31, 2012
	Investment at cost	Unrealized gains	Unrealized losses	Estimated fair value

Common stock	$238,504	$105,842	$—	$344,346

The Company did not hold any held-to-maturity or trading securities as of June 30, 2013 or December 31, 2012.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Fair Value Measurements

The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to measurements involving unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

Level 1 inputs -	observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs -	other inputs that are directly or indirectly observable in the marketplace.

Level 3 inputs -	unobservable inputs which are supported by little or no market activity.

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total

ASSETS:
Common stock	$354,375	$—	$—	$354,375

LIABILITIES:
Contingent consideration	$—	$—	$1,475,000	$1,475,000

	December 31, 2012
	Level 1	Level 2	Level 3	Total

ASSETS:
Common stock	$344,346	$—	$—	$344,346

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

The contingent consideration liability categorized in level 3 of the fair value hierarchy arose as a result of the JDOG Marketing acquisition. See Note 2 – Acquisitions for more information regarding that transaction. Any adjustments to the liability’s fair value between the acquisition date and the financial statement date would be immaterial.

Valuation of the contingent consideration liability categorized under level 3 of the fair value hierarchy was conducted by an independent third-party valuation firm. Inputs and assumptions used in the valuation were reviewed for reasonableness by the Company in the course of the valuation process and were updated to reflect changes in the Company’s business environment.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the beginning and ending balance for liabilities categorized under level 3 of the fair value hierarchy.

Fair value Measurements Using Significant Unobservable Inputs (Level 3)
	Contingent Consideration	Total

Opening balance December 31, 2012	$—	$—

Transfers into level 3	—	—
Transfers out of level 3	—	—
Total gains or losses for period:
Included in net income	—	—
Included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Settlements	—	—
Issuances	1,475,000	1,475,000

Closing balance June 30, 2013	$1,475,000	$1,475,000

The following table summarizes quantitative information used in determining the fair value of the Company’s liabilities categorized in level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measures
	Fair Value at June 30, 2013	Valuation Technique(s)	Unobservable Input	Range
Contingent Consideration	$1,475,000	Monte Carlo analysis	Forecasted annual EBITDA	$0.8 - $1.3 million
			Weighted avg cost of capital	19.0% - 19.0%
			U.S. Treasury yields	0.1% - 3.0%
			Projection risk adjustment	(5.0)% - (3.0)%

		Discounted cash flow	U.S. Treasury yields	0.1% - 0.9%
			Credit spread	1.8% - 3.4%

The significant unobservable inputs used in the fair value measure of the Company’s contingent consideration liability are its weighted average cost of capital, various U.S. Treasury yields, and the Company’s credit spread above the risk free rate. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measure. An additional significant unobservable input for this fair value measure is the Company’s forecasted annual EBITDA related to its GNR subsidiary. A significant increase (decrease) in this input would result in a significant increase (decrease) in the fair value measure.

Note 6 – Credit Facilities and Long-Term Debt

Lines of Credit

The Company has a revolving credit facility with the Bank of America with a maximum borrowing capacity of $30.0 million due April 1, 2017. This revolving credit facility includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at the LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $16.0 million and $23.9 million at June 30, 2013 and December 31, 2012, respectively. For the three months ended June 30, 2013 and 2012, the weighted average interest rate on the revolving credit facility was 3.3% and 3.2%, respectively. For the six months ended June 30, 2013 and 2012, the weighted average interest rate on the existing and renewed revolving credit facility was 3.3%.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 13, 2013, the Company’s $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum expired. On April 12, 2013, Yadkin Valley Bank extended the $500,000 commercial line of credit beginning May 12, 2013. The debt is secured by a blanket lien on all assets owned or acquired by Independence. The Company had outstanding borrowings under this facility of $0.2 million and $0.4 million at June 30, 2013 and December 31, 2012, respectively. For the three and six months ended June 30, 2013 and 2012, the weighted average interest rate on the facility was 4.5%.

Notes Payable

The following table details the Company’s outstanding long-term debt balances at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012

LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	$9,625,000	$10,000,000
6.16%, Senior unsecured notes, due June 29, 2017	13,000,000	13,000,000
5.38%, Sun Life fixed rate note, due June 1, 2017	15,334,000	15,334,000
LIBOR plus 3.85%, Sun Life floating rate note, due May 3, 2014	3,000,000	3,000,000
4.15% Sun Life senior secured guaranteed note, due June 1, 2017	2,989,552	2,989,552
Vehicle loan	6,522	10,688

Total notes payable	43,955,074	44,334,240
Less: current portion	506,522	633,498

Notes payable, long-term portion	$43,448,552	$43,700,742

Debt Covenants

The Bank of America revolving credit agreement and term loan contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 80% of Energy West’s aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios.

The senior unsecured notes contain various covenants, including a limitation on Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 100% of aggregate consolidated net income for such period. The notes restrict Energy West from incurring additional senior indebtedness in excess of 60% of capitalization at any time and require Energy West to maintain an interest coverage ratio of not more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years

The Sun Life fixed rate notes, floating rate notes, and senior secured guaranteed note contain various covenants, which include, among others, limitations on total dividends and distributions if in aggregate these limitations for the fiscal year do not exceed 70% of net income of NEO, Orwell, Brainard, Lightning Pipeline, GNR, and Great Plains (the “Obligors”) for the four fiscal quarters then ending. The agreements also contain restrictions on certain indebtedness, limitations on asset sales, maintenance of certain debt-to-capital and interest coverage ratios. Due to the covenants, the Obligors are unable to pay a dividend to the holding company, which may impact the Company’s ability to pay a dividend to shareholders.

Additionally, Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,079,000 and $1,078,000 at June 30, 2013 and December 31, 2012, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs. In addition, the Company deposited $750,000 into a reserve account where Sun Life is the beneficiary. The terms allow the Company to withdraw that money if a letter of credit is received to replace the restricted cash.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Yadkin Valley Bank revolving credit facility contains various restrictions, which include, among others, limitations on total dividends and distributions, restrictions on certain indebtedness, and limitations on asset sales.

The Company believes it is in compliance with the financial covenants under its debt agreements.

Note 7 – Stock Compensation

2012 Incentive and Equity Award Plan

The 2012 Incentive and Equity Award Plan provides for the grant of options, restricted stock, performance awards, other stock-based awards and cash awards to certain eligible employees. The number of shares authorized for issuance under the plan is 500,000. As of June 30, 2013, no options or awards had been granted under the plan.

2012 Non-Employee Director Stock Award Plan

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. The number of shares authorized for issuance under the plan is 250,000. As of June 30, 2013, no shares had been issued under the plan.

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) expired on October 4, 2012 and provided for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of June 30, 2013 and December 31, 2012, there were 15,000 and 35,000 options outstanding, respectively. Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. No options were granted under this plan during the six month period ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, there was $1,616 and $3,231 of total unrecognized compensation cost related to stock-based compensation, respectively. This cost is expected to be fully recognized within the current year.

During the six months ended June 30, 2013, 20,000 stock options were exercised in the amount of $159,500.

A summary of the status of options stock option is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2012	35,000	$8.66	$31,550
Granted	—	$—
Exercised	(20,000)	$7.98
Expired	—	$—

Outstanding June 30, 2013	15,000	$9.58	$9,300

Exercisable June 30, 2013	12,500	$9.47	$9,300

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following additional information applies to options outstanding at June 30, 2013:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
6/3/2009	$8.44	5,000	$8.44	0.92	5,000	$8.44
12/1/2010	$10.15	10,000	$10.15	7.42	7,500	$10.15

		15,000			12,500

Note 8 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three and six months ended June 30, 2013 was $104,269 and $197,517, respectively. The expense related to the 401k Plan for the three and six months ended June 30, 2012 was $115,090 and $236,760, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. For the three and six months ending June 30, 2013, the Company contributed shares of common stock valued at $13,418 and $27,437, respectively. For the three and six months ending June 30, 2012, the Company contributed shares of common stock valued at $11,598 and $20,873, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. For the six months ending June 30, 2013 and 2012 , the Company made no contributions.

The Company has sponsored a defined postretirement health plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of June 30, 2013 and December 31, 2012, the value of plan assets was $156,945 and $163,313, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

Note 9 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax from continuing operations
Tax expense (benefit) at statutory rate of 34%	$(181,941)	$(362,084)	$2,434,919	$1,420,063
State income tax, net of Federal tax exp (benefit)	(20,014)	14,225	267,844	197,938
Amortization of deferred investment tax credits	(5,265)	(5,266)	(10,531)	(10,531)
Other	(984)	12,363	8,490	10,531

Total income tax expense (benefit)	$(208,204)	$(340,762)	$2,700,722	$1,618,001

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three and six months ended June 30, 2013 and 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of June 30, 2013 and December 31, 2012, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the three and six months ended June 30, 2013 and 2012, the Company did not recognize interest or penalties.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2008 for federal and state returns remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 10 – Related Party Transactions

Acquisition of John D. Oil and Gas Marketing

On June 1, 2013, the Company and its wholly-owned Ohio subsidiary, GNR, completed the acquisition of substantially all of the assets and certain liabilities of JDOG Marketing, an Ohio company engaged in the marketing of natural gas. The Osborne Trust, of which Mr. Osborne is the sole trustee, is the majority owner of JDOG Marketing and Mr. Osborne is also the Chairman of the Board and Chief Executive Officer of Gas Natural. The acquisition of JDOG Marketing was approved by the independent members of the Company’s board of directors. See Note 2 – Acquisitions for details regarding this transaction.

Acquisition of 8500 Station Street

On March 5, 2013, the Company purchased the Matchworks building in Mentor, Ohio from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC (collectively, the “Sellers”) by and through Mark E. Dottore as Receiver in the United States District Court. The Sellers are entities owned or controlled by Richard M. Osborne, the Company’s chairman and chief executive officer. The acquisition of the Matchworks Building was approved by the independent members of the Company’s board of directors. See Note 2 - Acquisitions for details regarding this transaction.

Notes Receivable

The Company had a note receivable due from John D. Marketing, a company controlled by Mr. Osborne. In connection to the acquisition of JDOG Marketing, the Company assumed the corresponding liability of this note, effectively settling the note at the close of the acquisition. The note had a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to John D. Marketing to finance the acquisition of a gas pipeline. The balance due from John D. Marketing was $0 and $35,409 (of which, $0 and $10,998 was due within one year) as of June 30, 2013 and December 31, 2012, respectively. The Company had a corresponding agreement to lease the pipeline from John D. Marketing through December 31, 2016. This pipeline and corresponding lease were also acquired by the Company in the acquisition of JDOG Marketing. Lease expense resulting from this agreement was $2,200 and $5,500 for the three and six months ended June 30, 2013, respectively, and $3,300 and $6,600 for the three and six months ended June 30, 2012, respectively. These amounts are included in the Natural Gas Purchased column below. There was no balance due at June 30, 2013 or December 31, 2012 to John D. Marketing related to these lease payments. See Note 2 – Acquisitions for details regarding the JDOG Marketing acquisition.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also has a note receivable from one of its employees with an annual interest rate of 4%. Monthly payments are based on a 30 year amortization schedule with a balloon payment no later than December 1, 2017. The principal balance due was $99,129 and $99,856 (of which $1,785 and $1,617 is due within one year) as of June 30, 2013 and December 31, 2012, respectively.

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at June 30, 2013 and December 31, 2012. These amounts are presented on the balance sheet as Related parties under Accounts receivable and Accounts payable.

	Accounts Receivable		Accounts Payable
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

John D. Oil and Gas Marketing	$—	$3,282	$81,542	$40,518
Cobra Pipeline	48,324	21,698	21,788	—
Orwell Trumbell Pipeline	10,583	90,385	5,582	—
Great Plains Exploration	9,715	142,740	31,166	9
Big Oats Oil Field Supply	113	769	416,264	11,270
Kykuit Resources	—	98,037	—	—
John D. Oil and Gas Company	—	—	128,021
Sleepy Hollow Oil & Gas	15,128	143,697	—	—
Other	26,615	21,949	23,995	—

Total	$110,478	$522,557	$708,358	$51,797

The tables below detail transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30. 2013
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

John D. Oil and Gas Marketing	$376,445	$—	$3,186	$2,188	$—
Cobra Pipeline	176,102	—	—	26,626	—
Orwell Trumbell Pipeline	105,505	—	—	221	—
Great Plains Exploration	187,289	854	—	2,133	25,587
Big Oats Oil Field Supply	—	1,140,133	138,459	806	125
John D. Oil and Gas Company	284,184	5,976	—	143	14,590
Sleepy Hollow Oil & Gas	—	—	—	—	438
Kykuit Resources	—	—	—	—	1,050
OsAir	72,691	—	62,223	623	31,468
Other	24,288	854	2,322	2,972	29,743

Total	$1,226,504	$1,147,817	$206,190	$35,712	$103,001

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30. 2012
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$402,461	$—	$2,132	$—	$3,282
Cobra Pipeline	81,159	—	491	—	19,454
Orwell Trumbell Pipeline	86,191	—	19,429	219	2,747
Great Plains Exploration	57,112	—	—	835	2,117
Big Oats Oil Field Supply	—	307,980	34,631	178	6,765
Sleepy Hollow Oil & Gas	—	—	—	—	1,326
Other	226,567	—	40,581	4,339	—

Total	$853,490	$307,980	$97,264	$5,571	$35,691

The tables below detail transactions with related parties, including companies owned or controlled by Mr. Osborne, for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30. 2013
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

John D. Oil and Gas Marketing	$952,899	$—	$7,271	$5,470	$—
Cobra Pipeline	509,871	—	—	44,481	25
Orwell Trumbell Pipeline	418,040	—	—	10,768	301
Great Plains Exploration	316,725	854	—	12,679	30,309
Big Oats Oil Field Supply	—	1,477,683	298,170	2,746	125
John D. Oil and Gas Company	367,545	5,976	—	143	14,590
Sleepy Hollow Oil & Gas	—	—	—	—	438
Kykuit Resources	—	—	—	—	1,050
OsAir	130,980	—	80,473	623	31,468
Other	34,399	854	30,011	18,423	44,527

Total	$2,730,459	$1,485,367	$415,925	$95,333	$122,833

	Six Months Ended June 30. 2012
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$1,409,395	$9,870	$2,132	$—	$6,564
Cobra Pipeline	282,518	890	491	—	19,454
Orwell Trumbell Pipeline	297,656	—	19,429	934	2,898
Great Plains Exploration	254,036	—	—	4,886	7,370
Big Oats Oil Field Supply	—	471,463	125,031	1,425	6,765
Sleepy Hollow Oil & Gas	—	—	—	—	5,113
Other	600,569	—	81,352	22,454	671

Total	$2,844,174	$482,223	$228,435	$29,699	$48,835

The Company also accrued a liability of $46,783 and $595,240 due to companies controlled by Mr. Osborne for natural gas used through June 30, 2013 and December 31, 2012, respectively, that were not yet invoiced. The related expense is included in the gas purchased line item in the accompanying statements of comprehensive income. These amounts will be trued up to the actual invoices when received in future periods.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Segments of Operations

The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production business, propane business and from the federally regulated pipeline business. The Company has regulated utility businesses in the states of Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming and these businesses are aggregated together to form the natural gas operations. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable, accounts payable, equity, and subsidiary investment.

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline, propane, and corporate and other operations.

Three Months Ended June 30, 2013	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$17,825,910	$4,227,929	$105,032	$658,385	$—	$22,817,256
Intersegment elimination	(79,613)	(1,582,247)	—	—	—	(1,661,860)

Total operating revenue	17,746,297	2,645,682	105,032	658,385	—	21,155,396

COST OF SALES	10,128,702	3,815,169	—	450,702	—	14,394,573
Intersegment elimination	(79,613)	(1,582,247)	—	—	—	(1,661,860)

Total cost of sales	10,049,089	2,232,922	—	450,702	—	12,732,713

GROSS MARGIN	$7,697,208	$412,760	$105,032	$207,683	$—	$8,422,683

OPERATING EXPENSES	7,645,708	243,838	43,457	466,122	229,453	8,628,578
Intersegment elimination	(12,569)	—	—	—	(33,660)	(46,229)

Total operating expenses	7,633,139	243,838	43,457	466,122	195,793	8,582,349

OPERATING INCOME (LOSS)	$64,069	$168,922	$61,575	$(258,439)	$(195,793)	$(159,666)

NET INCOME (LOSS)	$(235,899)	$178,872	$33,978	$(162,089)	$(141,778)	$(326,916)

Three Months Ended June 30, 2012	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$12,880,690	$2,151,601	$102,093	$561,552	$—	$15,695,936
Intersegment elimination	(79,143)	(1,111,247)	—	—	—	(1,190,390)

Total operating revenue	12,801,547	1,040,354	102,093	561,552	—	14,505,546

COST OF SALES	5,526,465	1,961,558	—	418,482	—	7,906,505
Intersegment elimination	(79,143)	(1,111,247)	—	—	—	(1,190,390)

Total cost of sales	5,447,322	850,311	—	418,482	—	6,716,115

GROSS MARGIN	$7,354,225	$190,043	$102,093	$143,070	$—	$7,789,431

OPERATING EXPENSES	6,991,710	220,317	61,882	431,539	72,118	7,777,566

OPERATING INCOME (LOSS)	$362,515	$(30,274)	$40,211	$(288,469)	$(72,118)	$11,865

NET INCOME (LOSS)	$(40,947)	$(35,575)	$23,035	$(156,236)	$(514,467)	$(724,190)

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$57,856,318	$9,816,141	$203,319	$2,360,959	$—	$70,236,737
Intersegment elimination	(165,359)	(3,598,680)	—	—	—	(3,764,039)

Total operating revenue	57,690,959	6,217,461	203,319	2,360,959	—	66,472,698

COST OF SALES	34,330,869	8,691,637	—	1,604,343	—	44,626,849
Intersegment elimination	(165,359)	(3,598,680)	—	—	—	(3,764,039)

Total cost of sales	34,165,510	5,092,957	—	1,604,343	—	40,862,810

GROSS MARGIN	$23,525,449	$1,124,504	$203,319	$756,616	$—	$25,609,888

OPERATING EXPENSES	15,222,579	505,089	91,135	1,010,537	311,148	17,140,488
Intersegment elimination	(12,569)	—	—	—	(33,660)	(46,229)

Total operating expenses	15,210,010	505,089	91,135	1,010,537	277,488	17,094,259

OPERATING INCOME (LOSS)	$8,315,439	$619,415	$112,184	$(253,921)	$(277,488)	$8,515,629

NET INCOME (LOSS)	$4,475,307	$427,333	$61,092	$(181,077)	$(321,848)	$4,460,807

Six Months Ended June 30, 2012	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$42,813,840	$5,777,390	$209,877	$2,470,710	$—	$51,271,817
Intersegment elimination	(164,208)	(2,829,942)	—	—	—	(2,994,150)

Total operating revenue	42,649,632	2,947,448	209,877	2,470,710	—	48,277,667

COST OF SALES	22,848,424	5,075,669	—	1,849,751	—	29,773,844
Intersegment elimination	(164,208)	(2,829,942)	—	—	—	(2,994,150)

Total cost of sales	22,684,216	2,245,727	—	1,849,751	—	26,779,694

GROSS MARGIN	$19,965,416	$701,721	$209,877	$620,959	—	$21,497,973

OPERATING EXPENSES	13,720,982	551,402	100,388	997,952	134,911	15,505,635

OPERATING INCOME (LOSS)	$6,244,434	$150,319	$109,489	$(376,993)	$(134,911)	$5,992,338

NET INCOME (LOSS)	$3,311,587	$59,740	$61,258	$(251,077)	$(622,851)	$2,558,657

The following table presents the Company’s assets by reportable segments:

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Propane Operations	Corporate and Other	Consolidated

As of June 30, 2013

Goodwill	$14,891,377	$1,625,518	$—	$—	$—	$16,516,895
Investment in unconsolidated affiliate	—	352,704	—	—	—	352,704

Total assets	$160,794,648	$10,376,976	$520,907	$3,023,255	$56,682,342	$231,398,128
Intersegment eliminations	(40,451,628)	(3,003,672)	68,869	(2,095,655)	(13,612,951)	(59,095,037)

Total assets	$120,343,020	$7,373,304	$589,776	$927,600	$43,069,391	$172,303,091

As of December 31, 2012

Goodwill	$14,891,377	$—	$—	$—	$—	$14,891,377
Investment in unconsolidated affiliate	—	321,731	—	—	—	321,731

Total assets	$169,616,395	$8,786,247	$632,466	$3,556,432	$64,887,276	$247,478,816
Intersegment eliminations	(46,338,335)	(447,549)	(16,073)	(2,096,143)	(24,117,257)	(73,015,357)

Total assets	$123,278,060	$8,338,698	$616,393	$1,460,289	$40,770,019	$174,463,459

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

On February 25, 2013, one of the Company’s former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims that he was terminated in violation of Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in the Company’s Ohio corporate offices. On March 20, 2013, the Company filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. The motion has been fully briefed but has not been ruled on by the Court. Likewise, Mr. Harrington has requested oral argument but the Court has not indicated whether such request will be granted. The Company believes his claims under Montana law are without merit, and intends to vigorously defend this case on all grounds.

In the Company’s opinion, the outcome of this legal action will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

PUCO Audits

The Company accounts for purchased gas costs in accordance with procedures authorized by the utility commissions in the states in which it operates. Purchased gas costs that are different from those provided for in present rates, and approved by the respective commission, are accumulated and recovered or credited through future rate changes. The GCRs are monitored closely by the regulatory commissions in all of the states in which the Company operates and are subject to periodic audits or other review processes.

During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell’s rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included approximately $1,100,000 of costs and Orwell included an excess of approximately $1,050,000 of costs in the filings under audit. On October 26, 2011, the PUCO adopted and approved a Joint Stipulation that finalizes the adjustments for NEO and Orwell to approximately $1,100,000 and ($964,000), respectively. However, the Joint Stipulation modified the refund period for Orwell to one year as compared to two years as originally identified. The Company considered the modification to be material and sought rehearing. On December 22, 2011, the PUCO affirmed its Finding and Order requiring Orwell’s refund to be completed over twelve months. The collection and repayment of the under-recovery and over-recovery for NEO and Orwell began in February, 2012, respectively. These adjustments appeared on the accompanying consolidated balance sheets as part of “recoverable cost of gas purchases” and “over-recovered gas purchases.” The remaining balance in NEO’s recovered cost of gas purchases are $163,633 and $707,002 at June 30, 2013 and December 31, 2012, respectively. The remaining balance in Orwell’s over-recovered gas purchases are $0 and $237,175 at June 30, 2013 and December 31, 2012, respectively.

During the year ended December 31, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The Staff of the PUCO recommended a finding that Brainard collected excess gas costs of

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximately $104,000. The Company agreed that excess gas costs were collected, but only in the amount of approximately $48,000. An evidentiary hearing was convened on November 3, 2011, resumed on March 27, 2012 and concluded on April 12, 2012. On August 8, 2012 the PUCO issued its order requiring that Brainard refund approximately $104,000 with interest over twelve months. The Company filed an application for rehearing on September 26, 2012 which was denied by entry on rehearing issued on September 26, 2012. The Company initiated the refund commencing in October 2012. These adjustments appear on the accompanying consolidated balance sheets as part of “over-recovered gas purchases.” The remaining balance in Brainard’s over-recovered gas purchases are $9,082 and $99,479 at June 30, 2013 and December 31, 2012, respectively.

On January 23, 2013, the Commission directed the Commission Staff to examine the compliance of NEO and Orwell under the GCR mechanism. NEO’s GCR audit covered the period from September 2009 through May 2012, and Orwell’s GCR was audited from July 2010 through June 2012. Commission Staff has requested in its report and testimony adjustments to the GCR calculations that would result in a liability for NEO to its customers. The Company determined that it was probable that the proposed NEO GCR adjustment will ultimately be made and as a result, the Company has recorded a $943,550 liability as its best estimate of the GCR adjustment. This amount represents the amount the PUCO calculated related to its audit of the Company’s GCR rate. At this time the final outcome of this matter cannot be determined and may be materially different. The Commission Staff also suggested an adjustment that would result in a liability for Orwell to its customers of $251,081. This amount is not materially different from the liability Orwell currently has recorded to its customers. As a result, no amount has been recorded in connection with the proposed Orwell GCR adjustment.

Trade Receivables

Included in the accounts receivable, trade line item on the accompanying condensed consolidated balance sheet are $1,179,368 and $1,139,778, net of allowance for doubtful accounts of $774,000 at June 30, 2013 and December 31, 2012 respectively, for amounts due to the Company by a large industrial customer that is currently under Chapter 11 bankruptcy protection. All but $185,786 of the amounts were incurred after the customer’s petition for bankruptcy was filed and the Company believes it will ultimately receive payment as the customer emerges from bankruptcy protection.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2013 and December 31, 2012, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”

Note 14 – Subsequent Events

The Company declared a dividend of $0.045 per share on June 26, 2013 that is payable to shareholders of record on July 15, 2013. There were 8,646,678 shares outstanding on July 15, 2013 resulting in a total dividend of $389,101 which was paid to shareholders on July 31, 2013.

On July 16, 2013, the Company closed an underwritten public offering of 1,500,000 shares of its common stock at a price of $10.00 per share, less an underwriting discount of 5.75%. Janney Montgomery Scott LLC served as the managing underwriter for the offering. The Company also granted to the underwriters a 30-day option to purchase up to an additional 225,000 shares of common stock to cover over-allotments, which was exercised in full on July 23, 2013. The Company received a total of $16,158,125 in proceeds from the offering, net of the underwriting discount and various fees. The Company expects to use the net proceeds for capital expenditures, working capital and other general corporate purposes. The offering was made pursuant to the Company’s effective shelf Registration Statement on Form S-3.

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

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 73,000 customers. Our natural gas utility subsidiaries are Bangor Gas Company (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Energy West Wyoming (Wyoming), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas, gas pipeline transmission and gathering and propane operations. Approximately 84% and 87% of our revenues in the three and six months ended June 30, 2013 were derived from our natural gas utility operations. Our revenue is seasonal in nature; therefore, the largest portion of our operating revenue is generated during the colder months when our sales volumes increase considerably. The interim results on the accompanying condensed consolidated statement of comprehensive income are not indicative of the estimated results for a full fiscal year.

The following summarizes the critical events that impacted our results of operations during the three and six months ended June 30, 2013:

•

Colder weather throughout our service territories and continued customer growth in our Maine and North Carolina markets in the three and six months ended June 30, 2013 fueled a large increase in gross margin for our natural gas operations as compared to the 2012 period. Partially offsetting this increase is a charge of $944,000 for the likely disallowance of gas costs resulting from the gas cost recovery audit by the PUCO in Ohio.

•	Our recently formed LNG business continued its strong contribution to gross margin.

•

The amortizing term loan with Bank of America and the $2.989 million Senior Secured Guaranteed Note with Sun Life that were procured in the last half of 2012, caused an increase in interest expense for the three and six months ended June 30, 2013 compared to the 2012 period.

•	Acquisition costs decreased significantly in both the three and six months ended June 30, 2013 compared to same periods in 2012.

Our financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations, Propane Operations and Corporate and Other.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2012. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Net Loss — Net loss for the three months ended June 30, 2013 was $327,000, or $0.04 per share, compared to a net loss of $724,000 or $0.09 per share for the three months ended June 30, 2012, an improvement of $397,000. Net loss from our natural gas operations increased by $195,000. Net loss from our propane operations increased by $6,000, net loss from our corporate and other segment decreased by $372,000 to a loss of $142,000, net income from our gas marketing and production operations increased by $215,000, and net income from our pipeline operations increased by $11,000.

Revenues — Revenues increased by $6,649,000 to $21,155,000 for the three months ended June 30, 2013 compared to $14,506,000 for the same period in 2012. The increase was primarily attributable to; (1) a natural gas revenue increase of $4,945,000 due to increased sales volumes in all of our markets and an increase in the price of natural gas in our Maine market; and (2) an increase of $1,606,000 in the revenue from our marketing and production operation primarily due to sales from our recently formed LNG line of business and our newly acquired marketing company.

Gross Margin — Gross margin increased by $634,000 to $8,423,000 for the three months ended June 30, 2013 compared to $7,789,000 for the same period in 2012. Our natural gas operation’s margins increased $343,000, due to colder weather in all of our service territories leading to increased sales, continued customer growth in our Maine and North Carolina markets, and offset by the $944,000 charge related to the gas cost recovery audit by the PUCO in Ohio. Gross margin from our marketing and production operations increased $223,000 primarily from our LNG business and our newly acquired marketing company. Gross margin from our propane operations increased by $64,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $804,000 to $8,582,000 for the three months ended June 30, 2013 compared to $7,778,000 for the same period in 2012. Operating expenses from our natural gas operations increased by $641,000 due to the following: (1) distribution, general and administrative expenses increased by $347,000 due to increases in salaries and professional services; and (2) depreciation expense increased by $252,000 due to increased capital expenditures. Operating expenses in our corporate and other segment increased by $124,000 due to increases in payroll costs.

Other Income, net — Other income, net increased by $119,000 to income of $383,000 for the three months ended June 30, 2013 compared to income of $264,000 for the same period in 2012. Our marketing and production segment recorded a gain on the sale of compressed natural gas equipment of $154,000. This is offset by lower income from service sales in natural gas operations.

Acquisition Expense — Acquisition expense decreased by $477,000 to a benefit of $19,000 for the three months ended June 30, 2013 compared to $458,000 of expense for the same period in 2012. The 2013 period included acquisition costs of $20,000 offset by the adjustment to acquisition costs of $39,000 from the final accounting related to the Matchworks Building asset acquisition. Included in the acquisition costs in the 2012 period is $155,000 related to the acquisition of the assets of JDOG Marketing.

Interest Expense — Interest expense increased by $148,000 to $774,000 for the three months ended June 30, 2013 compared to $626,000 for the same period in 2012. The 2013 period includes interest on the amortizing million term loan with Bank of America of $53,718 and interest on the Sun Life Senior Secured Guaranteed Note with Sun Life of $30,752. The remaining difference is primarily due to increases in amortization of debt issuance costs related to the procurement of these two loans.

Income Tax Benefit (Expense) — Income tax benefit (expense) decreased by $133,000 to a benefit of $208,000 for the three months ended June 30, 2013 compared to a benefit of $341,000 for the same period in 2012. The decrease is primarily due to a decrease in pre-tax loss. The Company’s effective tax rate increased to 38.9% for the three months ended June 30, 2013 compared to 32.0% in the 2012 period. The 2012 period included an adjustment related to expenses for our CEO’s stock sale. These expenses are not deductible for income tax purposes.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Net Income — Net income for the six months ended June 30, 2013 was $4,461,000 or $0.53 per diluted share, compared to a net income of $2,559,000 or $0.31 per diluted share for the six months ended June 30, 2012, an increase of $1,902,000. Net income from our natural gas operations increased by $1,163,000 due primarily to colder weather and customer growth. Net income from our gas marketing and production operations increased by $367,000. Net income from our pipeline operations was flat. Earnings from our propane operations increased by $70,000 to a net loss of $181,000 in the 2013 period from a net loss of $251,000 in the 2012 period. Net loss from our corporate and other segment decreased by $302,000 to a loss of $321,000.

Revenues — Revenues increased by $18,195,000 to $66,473,000 for the six months ended June 30, 2013 compared to $48,278,000 for the same period in 2012. The increase was primarily attributable to; (1) a natural gas revenue increase of $15,042,000 due to increased sales volumes in our Ohio, Maine and North Carolina markets and an increase in the price of natural gas in our Maine market; and (2) an increase of $3,270,000 in the revenue from our marketing and production operation primarily due to sales from our recently formed LNG line of business.

Gross Margin — Gross margin increased by $4,112,000 to $25,610,000 for the six months ended June 30, 2013 compared to $21,498,000 for the same period in 2012. Our natural gas operation’s margins increased $3,560,000, due to colder weather in all of our service territories leading to increased sales, continued customer growth in our Maine and North Carolina markets, and offset by the $944,000 charge related to the gas cost recovery audit by the PUCO in Ohio. Gross margin from our marketing and production operations increased $422,000 primarily from our LNG business and our newly acquired marketing company. Gross margin from our propane operations increased by $136,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $1,588,000 to $17,094,000 for the six months ended June 30, 2013 compared to $15,506,000 for the same period in 2012. Operating expenses from our natural gas operations increased by $1,489,000 due to the following: (1) distribution, general and administrative expenses increased by $750,000 due to increases in salaries, professional services and natural gas used in operations; (2) depreciation expense increased by $462,000 due to increased capital expenditures; and (3) the newly acquired PGC accounted for $215,000 of this increase. Operating expenses in our corporate and other segment increased by $142,000.

Other Income, net — Other income, net increased by $79,000 to income of $390,000 for the six months ended June 30, 2013 compared to income of $311,000 for the same period in 2012. Our marketing and production segment recorded a gain on the sale of compressed natural gas equipment of $154,000. This is offset by lower income from service sales in natural gas operations.

Acquisition Expense — Acquisition expense decreased by $419,000 to $157,000 for the six months ended June 30, 2013 compared to $576,000 for the same period in 2012 due to less acquisition due diligence activity in the 2013 period. The 2013 period includes costs related to the acquisition of the assets of JDOG Marketing of $185,000 compared to $227,000 of costs in the 2012 period. The 2012 period included $191,000 related to the potential expansion of natural gas into another state.

Interest Expense — Interest expense increased by $294,000 to $1,584,000 for the six months ended June 30, 2013 compared to $1,290,000 for the same period in 2012. The 2013 period includes interest on the amortizing term loan with Bank of America of $108,752 and interest on the Sun Life Senior Secured Guaranteed Note with Sun Life of $61,504. The remaining difference is primarily due to increases in amortization of debt issuance costs related to the procurement of these two loans.

Income Tax Expense — Income tax expense increased by $1,083,000 to $2,701,000 for the six months ended June 30, 2013 compared to $1,618,000 for the same period in 2012. The increase is primarily due to an increase in pre-tax income. The Company’s effective tax rate decreased to 37.8% for the six months ended June 30, 2013 compared to 38.7% in the 2012 period.

Net Income (Loss) by Segment and Service Area

The components of net income for the three and six months ended June 30, 2013 and 2012 are:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012

Natural Gas Operations
Energy West Montana (MT)	$105	$(22)	$912	$658
Energy West Wyoming (WY)	(32)	(78)	248	160
Frontier Natural Gas (NC)	469	297	1,503	872
Bangor Gas (ME)	186	245	1,284	1,110
Ohio Companies (OH)	(919)	(450)	548	545
Public Gas (PGC)	(45)	(33)	(20)	(33)

Total Natural Gas Operations	$(236)	$(41)	$4,475	$3,312
Marketing & Production Operations	179	(36)	427	60
Pipeline Operations	34	23	61	61
Propane Operations	(162)	(156)	(181)	(251)

	(185)	(210)	4,782	3,182
Corporate & Other	(142)	(514)	(321)	(623)

Consolidated Net Income (Loss)	$(327)	$(724)	$4,461	$2,559

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012

Natural Gas Operations
Operating revenues	$17,746	$12,801	$57,691	$42,649
Gas Purchased	10,049	5,447	34,166	22,684

Gross Margin	7,697	7,354	23,525	19,965
Operating expenses	7,633	6,992	15,210	13,721

Operating income	64	362	8,315	6,244
Other income (expense)	259	295	298	409

Income before interest and taxes	323	657	8,613	6,653
Interest (expense)	(698)	(593)	(1,416)	(1,230)

Income (loss) before income taxes	(375)	64	7,197	5,423
Income tax benefit (expense)	139	(105)	(2,722)	(2,111)

Net Income (Loss)	$(236)	$(41)	$4,475	$3,312

Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012

Full Service Distribution Revenues
Residential	$6,894	$4,786	$24,534	$18,534
Commercial	7,642	5,389	25,931	17,966
Industrial	228	136	442	398
Other	20	47	46	70

Total full service distribution	14,784	10,358	50,953	36,968

Transportation	2,674	2,155	6,163	5,106
Bucksport	288	288	575	575

Total operating revenues	$17,746	$12,801	$57,691	$42,649

Utility Throughput

	Three Months Ended June 30,		Six Months Ended June 30,
(in million cubic feet (MMcf))	2013	2012	2013	2012

Full Service Distribution
Residential	704	567	2,948	2,377
Commercial	926	738	2,897	2,375
Industrial	42	31	91	84

Total full service	1,672	1,336	5,936	4,836

Transportation	2,733	2,380	5,902	5,332
Bucksport	3,110	3,253	6,873	6,914

Total Volumes	7,515	6,969	18,711	17,082

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended June 30,		Percent (Warmer) Colder 2013 Compared to
	Normal	2013	2012	Normal	2012
Great Falls, MT	1,213	1,310	1,090	8.00%	20.18%
Cody, WY	1,072	1,155	905	7.74%	27.62%
Bangor, ME	1,072	1,171	952	9.24%	23.00%
Elkin, NC	337	451	361	33.83%	24.93%
Youngstown, OH	825	740	669	(10.30%)	10.61%
Jackson, KY	411	446	378	8.52%	17.99%

		Six Months Ended June 30,		Percent (Warmer) Colder 2013 Compared to
	Normal	2013	2012	Normal	2012
Great Falls, MT	4,398	4,192	4,004	(4.68%)	4.70%
Cody, WY	4,102	4,130	3,643	0.68%	13.37%
Bangor, ME	4,807	4,757	4,225	(1.04%)	12.59%
Elkin, NC	2,454	2,683	1,977	9.33%	35.71%
Youngstown, OH	3,943	3,893	3,082	(1.27%)	26.31%
Jackson, KY	2,695	2,906	2,136	7.83%	36.05%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Revenues and Gross Margin

Revenues increased by $4,945,000 to $17,746,000 for the three months ended June 30, 2013 compared to $12,801,000 for the same period in 2012. This increase is the result of the following factors:

1)	Revenue from our Maine and North Carolina markets increased by $1,312,000 on a volume increase from full service and transportation customers of 280 MMcf in the three months ended June 30, 2013 compared to the same period in 2012. Continued customer growth in both markets and an increase in the price paid for natural gas passed on to our customers in our Maine market account for the increase.

2)	Revenues from our Ohio market increased $1,858,000. Revenue to full service customers increased $1,815,000 on a volume increase of 159 MMcf in the three months ended June 30, 2013 compared to the same period in 2012, due to colder weather in 2013 than in 2012.

3)	Revenue from our Montana and Wyoming markets increased $1,661,000 on a volume increase of 201 MMcf in the three months ended June 30, 2013 compared to the same period in 2012, due to colder weather in 2013 than in 2012.

4)	Revenue our Kentucky market, PGC, increased by $114,000 in the three months ended June 30, 2013 compared to the same period in 2012.

Gas purchased increased by $4,602,000 to $10,049,000 for the three months ended June 30, 2013 compared to $5,447,000 for the same period in 2012. The increase is due primarily to the increased sales volumes in the 2013 period compared to the 2012 period and the increase in the price paid for natural gas in our Maine market. Included in the 2013 results is a charge of $944,000 for the likely disallowance of gas costs resulting from the gas cost recovery audit by the PUCO in Ohio. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $343,000 to $7,697,000 for the three months ended June 30, 2013 compared to $7,354,000 for the same period in 2012. Increased customer growth in our Maine and North Carolina markets resulted in a $624,000 increase in gross margin. Our Montana and Wyoming increased by $118,000, and PGC’s margin increased by $59,000. Gross margin in our Ohio market decreased by $458,000, as a result of the gas cost charge described above.

Earnings

The Natural Gas Operations segment’s net loss for the three months ended June 30, 2013 was $236,000 or $0.03 per share, compared to a loss of $41,000, or $0.01 per share for the three months ended June 30, 2012.

Operating expenses increased by $641,000 to $7,633,000 for the three months ended June 30, 2013 compared to $6,992,000 for the same period in 2012. Distribution, general and administrative expenses increased by $347,000 due to increases in salaries and professional services. Depreciation increased by $252,000 due to increased capital expenditures.

Other income decreased by $36,000 to income of $259,000 for the three months ended June 30, 2013 compared to income of $295,000 for the same period in 2012. Income from service sales decreased in the 2013 period, offset by a decrease in acquisition costs of $39,000 as a result of the final accounting on the purchase in 2013 of the Matchworks building asset.

Interest expense increased by $105,000 to $698,000 for the three months ended June 30, 2013 compared to $593,000 for the same period in 2012. The 2013 period includes interest on the amortizing term loan with Bank of America of $53,718, interest on the Senior Secured Guaranteed Note with Sun Life of $30,752 and amortization of associated debt issue costs, offset by lower interest on the line of credit.

Income tax benefit (expense) increased by $244,000 to a benefit of $139,000 for the three months ended June 30, 2013 compared to an expense of $105,000 for the same period in 2012, due primarily to the decrease in pre-tax income in 2013 compared to the 2012 period. The 2012 period included an adjustment related to expenses for our CEO’s stock sale. These expenses are not deductible for income tax purposes.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Revenues and Gross Margin

Revenues increased by $15,042,000 to $57,691,000 for the six months ended June 30, 2013 compared to $42,649,000 for the same period in 2012. This increase is the result of the following factors:

1)	Revenue from our Maine and North Carolina markets increased by $7,641,000 on a volume increase from full service and transportation customers of 724 MMcf in the six months ended June 30, 2013 compared to the same period in 2012. Continued customer growth in both markets and an increase in the price paid for natural gas passed on to our customers in our Maine market account for the increase.

2)	Revenues from our Ohio market increased $5,855,000. Revenue to full service customers increased $5,717,000 on a volume increase of 567 MMcf in the six months ended June 30, 2013 compared to the same period in 2012 due to significantly colder weather in 2013 than in 2012.

3)	Revenue from our Montana and Wyoming markets increased $961,000 on a volume increase of 356 MMcf in the six months ended June 30, 2013 compared to the same period in 2012, due to colder weather in the 2013 period than in the 2012 period.

4)	Our recently acquired subsidiary PGC, accounted for $585,000 of additional revenue in 2013 as the purchase of PGC occurred on April 1, 2012.

Gas purchased increased by $11,482,000 to $34,166,000 for the six months ended June 30, 2013 compared to $22,684,000 for the same period in 2012. The increase is due primarily to the increased sales volumes in the 2013 period compared to the 2012 period and the increase in the price paid for natural gas in our Maine market. Included in the 2013 results is a charge of $944,000 for the likely disallowance of gas costs resulting from the gas cost recovery audit by the PUCO in Ohio. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $3,560,000 to $23,525,000 for the six months ended June 30, 2013 compared to $19,965,000 for the same period in 2012. Gross margin in our Ohio market increased by $883,000, due primarily to the cold weather in 2013. Increased customer growth in our Maine and North Carolina markets resulted in a $2,154,000 increase in gross margin. Our Montana and Wyoming markets increased by $287,000, and PGC increased margin by $236,000.

Earnings

The Natural Gas Operations segment’s net income for the six months ended June 30, 2013 was $4,475,000 or $0.53 per diluted share, compared to $3,312,000, or $0.41 per diluted share for the six months ended June 30, 2012.

Operating expenses increased by $1,489,000 to $15,210,000 for the six months ended June 30, 2013 compared to $13,721,000 for the same period in 2012. Distribution, general and administrative expenses increased by $750,000 due to increases in salaries and professional services. Depreciation increased by $462,000 due to increased capital expenditures. Operating expenses from the newly-acquired PGC accounted for $215,000 of additional expenses.

Other income decreased by $111,000 to income of $298,000 for the six months ended June 30, 2013 compared to income of $409,000 for the same period in 2012. Acquisition costs related to the purchase of the Matchworks building asset in 2013 totaled $47,000 after a final accounting adjustment in recording the purchase of the asset. The remaining decrease is due to lower income from service sales in the 2013 period.

Interest expense increased by $186,000 to $1,416,000 for the six months ended June 30, 2013 compared to $1,230,000 for the same period in 2012. The 2013 period includes interest on the amortizing term loan with Bank of America of $108,752, interest on the Senior Secured Guaranteed Note with Sun Life of $61,504 and amortization of associated debt issue costs, offset by lower interest on the line of credit.

Income tax expense increased by $611,000 to $2,722,000 for the six months ended June 30, 2013 compared to $2,111,000 for the same period in 2012, due primarily to the increase in pre-tax income in 2013 compared to the 2012 period.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012

Marketing and Production Operations
Operating revenues	$2,646	$1,040	$6,217	$2,947
Gas Purchased	2,233	850	5,093	2,245

Gross Margin	413	190	1,124	702
Operating expenses	244	220	505	552

Operating income (loss)	169	(30)	619	150
Other income (expense)	152	(2)	151	(3)

Income before interest and taxes	321	(32)	770	147
Interest expense	(34)	(26)	(83)	(47)

Income (loss) before income taxes	287	(58)	687	100
Income tax benefit (expense)	(108)	22	(260)	(40)

Net Income (Loss)	$179	$(36)	$427	$60

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Revenues and Gross Margin

Revenues increased by $1,606,000 to $2,646,000 for the three months ended June 30, 2013 compared to $1,040,000 for the same period in 2012. Revenue from our LNG business accounted for $1,373,000 of the increase. Revenue from our production operation increased by $71,000 due to higher prices received for volumes produced. Our newly formed Gas Natural Resources subsidiary containing the assets of JDOG Marketing, contributed revenue of $208,000. Revenues from our existing gas marketing operation decreased by $46,000 due primarily to lower sales volumes.

Gross margin increased by $223,000 to $413,000 for the three months ended June 30, 2013 compared to $190,000 for the same period in 2012. Gross margin from our LNG business was $43,000 in the 2013 period compared to zero in the 2012 period. Gross margin from our production operation increased by $115,000 due to the higher prices received, Gas Natural Resources returned margin of $60,000.

Earnings

The Marketing and Production segment’s income for the three months ended June 30, 2013 was $179,000, or $0.02 per diluted share, compared to a loss of $36,000, or $0.01 per share, for the three months ended June 30, 2012.

Operating expenses increased by $24,000 to $244,000 for the three months ended June 30, 2013 compared to $220,000 for the same period in 2012.

Other income increased by $154,000 to income of $152,000 for the three months ended June 30, 2013 from a loss of $2,000 for the same period in 2012 due to the gain on the sale of compressed natural gas equipment of $155,000.

Income tax expense increased by $130,000 to expense of $108,000 for the three months ended June 30, 2013 compared to a tax benefit of $22,000 for the same period in 2012 and is due primarily to the increase in pre-tax income in 2013 compared to the 2012 period.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Revenues and Gross Margin

Revenues increased by $3,270,000 to $6,217,000 for the six months ended June 30, 2013 compared to $2,947,000 for the same period in 2012. Revenue from our LNG business accounted for $3,435,000 of the increase. Revenue from our production operation increased by $70,000 due to higher prices received for volumes produced. Our newly formed Gas Natural Resources subsidiary containing the assets of JDOG Marketing, contributed revenue of $208,000. Revenues from our existing gas marketing operation decreased by $443,000 due primarily to lower sales volumes.

Gross margin increased by $422,000 to $1,124,000 for the six months ended June 30, 2013 compared to $702,000 for the same period in 2012. Our LNG business returned gross margin of $332,000 in the 2013 period compared to zero in the 2012 period. Gross margin from our production operation increased by $108,000 due to the higher prices received, Gas Natural Resources returned margin of $60,000, offset by a decrease in gross margin from our existing gas marketing operation of $78,000.

Earnings

The Marketing and Production segment’s income for the six months ended June 30, 2013 was $427,000, or $0.05 per diluted share, compared to $60,000, or $0.01 per diluted share, for the six months ended June 30, 2012.

Operating expenses decreased by $47,000 to $505,000 for the six months ended June 30, 2013 compared to $552,000 for the same period in 2012. The 2012 period included expense related to increasing the allowance for doubtful accounts for amounts on a specific customer account.

Other income increased by $154,000 to income of $151,000 for the six months ended June 30, 2013 from a loss of $3,000 for the same period in 2012 due to the gain on the sale of compressed natural gas equipment of $155,000.

Interest expense increased by $36,000 to $83,000 for the six months ended June 30, 2013 compared to $47,000 for the same period in 2012.

Income tax expense increased by $220,000 to expense of $260,000 for the six months ended June 30, 2013 compared to $40,000 for the same period in 2012, due primarily to the increase in pre-tax income in 2013 compared to the 2012 period.

PIPELINE OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012

Pipeline Operations
Operating revenues	$105	$102	$203	$209
Gas Purchased	—	—	—	—

Gross Margin	105	102	203	209
Operating expenses	43	62	91	100

Operating income	62	40	112	109
Other income (expense)	—	—	—	—

Income before interest and taxes	62	40	112	109
Interest expense	(7)	—	(14)	(6)

Income before income taxes	55	40	98	103
Income tax expense	(21)	(17)	(37)	(42)

Net Income	$34	$23	$61	$61

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Net income increased by $11,000 to $34,000 for the three months ended June 30, 2013 compared to $23,000 for the same period in 2012. The overall impact of the results of our pipeline operations was not material to the results of our consolidated operations.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Net income stayed flat at $61,000 for the six months ended June 30, 2013 and $61,000 for the same period in 2012. The overall impact of the results of our pipeline operations was not material to the results of our consolidated operations.

PROPANE OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012

Propane Operations
Operating revenues	$658	$561	$2,361	$2,471
Gas Purchased	451	418	1,604	1,850

Gross Margin	207	143	757	621
Operating expenses	466	432	1,011	998

Operating income (loss)	(259)	(289)	(254)	(377)
Other income (expense)	5	50	(22)	(22)

Income before interest and taxes	(254)	(239)	(276)	(399)
Interest expense	(7)	(6)	(15)	(6)

Income before income taxes	(261)	(245)	(291)	(405)
Income tax benefit	99	89	110	154

Net Income (Loss)	$(162)	$(156)	$(181)	$(251)

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Revenues and Gross Margin

Revenues increased by $97,000 to $658,000 for the three months ended June 30, 2013 compared to $561,000 for the same period in 2012. Sales of propane increased by $116,000 on a volume increase of 69,000 gallons due primarily to colder weather in the 2013 period compared to the 2012 period. This is offset by a slight decrease in diesel fuel sales.

Gross margin increased by $64,000 to $207,000 for the three months ended June 30, 2013 compared to $143,000 for the same period in 2012. Gross margin from propane sales increased by $44,000, accounting for the majority of the decrease.

Earnings

The Propane Operations segment’s loss for the three months ended June 30, 2013 was $162,000, or $0.02 per share, compared to a loss of $156,000, or $0.02 per share for the three months ended June 30, 2012.

Operating expenses increased by $34,000 to $466,000 for the three months ended June 30, 2013 compared to $432,000 for the same period in 2012 due to increases in expense for professional services and property insurance.

Other income decreased by $45,000 to $5,000 for the three months ended June 30, 2013 compared to $50,000 for the same period in 2012 due to a decrease in income from service installations and conversions.

Income tax benefit (expense) increased by $10,000 to a benefit of $99,000 for the three months ended June 30, 2013 compared to a benefit of $89,000 for the same period in 2012.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Revenues and Gross Margin

Revenues decreased by $110,000 to $2,361,000 for the six months ended June 30, 2013 compared to $2,471,000 for the same period in 2012. Revenue from diesel fuel sales decreased by $337,000 due to the loss of a large customer in the third quarter of 2012, offset by an increase in propane sales of $229,000 on a volume increase of 204,000 gallons due to colder weather in the 2013 period.

Gross margin increased by $136,000 to $757,000 for the six months ended June 30, 2013 compared to $621,000 for the same period in 2012. Gross margin from propane sales increased by $175,000 due to the increased sales volumes, while margin from diesel fuel sales decreased by $37,000.

Earnings

The Propane Operations segment’s loss for the six months ended June 30, 2013 was $181,000, or $0.02 per share, compared to a loss of $251,000, or $0.03 per share, for the six months ended June 30, 2012.

Operating expenses increased by $13,000 to $1,011,000 for the six months ended June 30, 2013 compared to $998,000 for the same period in 2012.

Income tax benefit (expense) decreased by $44,000 to a benefit of $110,000 for the six months ended June 30, 2013 compared to a benefit of $154,000 for the same period in 2012.

CORPORATE AND OTHER OPERATIONS

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. It also includes activity from Lone Wolfe, LLC. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2013	2012	2013	2012

Corporate and Other
Operating revenues	$—	$—	$—	$—
Gas Purchased	—	—	—	—

Gross Margin	—	—	—	—
Operating expenses	196	72	277	135

Operating (loss)	(196)	(72)	(277)	(135)
Other income (expense)	(16)	(794)	(196)	(909)

Income before interest and taxes	(212)	(866)	(473)	(1,044)
Interest expense	(29)	—	(56)	—

Income before income taxes	(241)	(866)	(529)	(1,044)
Income tax benefit	99	352	208	421

Net Loss	$(142)	$(514)	$(321)	$(623)

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Results of corporate and other operations for the three months ended June 30, 2013 include administrative costs of $196,000, acquisition related costs of $20,000, interest expense of $29,000, offset by an income tax benefit of $99,000, and interest and other income of $4,000, for a net loss of $142,000.

Results of corporate and other operations for the three months ended June 30, 2012 include administrative costs of $72,000, acquisition activities of $458,000, costs related to expenses for our CEO’s stock sale of $255,000, corporate expenses of $84,000, offset by income tax benefit of $352,000 and interest income of $3,000, for a net loss of $514,000.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Results of corporate and other operations for the six months ended June 30, 2013 include administrative costs of $277,000, acquisition related costs of $109,000, corporate expenses of $93,000, interest expense of $56,000, offset by an income tax benefit of $208,000, and interest income of $6,000, for a net loss of $321,000.

Results of corporate and other operations for the six months ended June 30, 2012 include administrative costs of $135,000, acquisition activities of $576,000, costs related to expenses for our CEO’s stock sale of $255,000, corporate expenses of $84,000, offset by income tax benefits of $421,000 and interest income of $6,000, for a net loss of $623,000.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Our ability to maintain liquidity depends upon our credit facilities with Bank of America and Yadkin Valley Bank, shown as lines of credit on the accompanying balance sheets. Our use of the revolving lines of credit was $16.2 million and $24.3 million at June 30, 2013 and December 31, 2012, respectively.

We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $44.0 and $44.3 million at June 30, 2013 and December 31, 2012, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $2.8 million at June 30, 2013, compared to $3.4 million at December 31, 2012.

	Six Months Ended June 30,
	2013	2012
Cash provided by operating activities	$17,442,000	$12,233,000
Cash used in investing activities	(7,532,000)	(12,343,000)
Cash used in financing activities	(10,562,000)	(7,938,000)

Decrease in cash	$(652,000)	$(8,048,000)

OPERATING CASH FLOW

For the six months ended June 30, 2013, cash provided by operating activities increased by $5.2 million as compared to the six months ended June 30, 2012. Major items affecting operating cash included a $3.9 million decrease in payments on accounts payable, a $2.3 million increase in natural gas and propane inventory purchases, a $1.9 million increase in net income, a $1.4 million decrease in prepayments a $1.1 million increase in deferred tax expense and a $1.0 million increase in accounts receivable collections.

INVESTING CASH FLOW

For the six months ended June 30, 2013, cash used in investing activities decreased by $4.8 million as compared to the six months ended June 30, 2012. The decrease is primarily attributable to an acquisition deposit paid in 2012 for the purchase of the Loring pipeline of $2.3 million, $1.5 million paid for the purchase of Public Gas Company in 2012, a net increase in capital expenditures comprised of $1.6 million paid for the purchase of 8500 Station Street in 2013 offset by a $500,000 decrease in other capital expenditures, a $1.1 million release of restricted cash related to capital expenditures, and a $1.0 million increase in proceeds from sales of fixed assets.

Capital Expenditures

Our capital expenditures for continuing operations totaled $9.9 million and $8.8 million for the six months ended June 30, 2013 and 2012, respectively. Included in capital expenditures for 2013 is $1.6 million for the acquisition of the Matchworks Building in Mentor Ohio. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America and Yadkin Valley Bank revolving lines of credit.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the three and six months ended June 30, 2013 and 2012 and provides an estimate of future cash requirements for capital expenditures:

	Six Months Ended June 30,		Remaining Cash Requirements through December 31, 2013
($ in thousands)	2013	2012

Natural Gas Operations	$9,102	$5,764	$1,111
Marketing and Production Operations	217	1,548	33
Pipeline Operations	2	23	67
Propane Operations	12	77	288
Corporate and Other Operations	553	1,355	190

Total Capital Expenditures	$9,886	$8,767	$1,689

We expect to fund our future cash requirements for capital expenditures through December 31, 2013 from cash provided by operating activities and the proceeds from the equity offering in July 2013.

FINANCING CASH FLOW

For the six months ended June 30, 2013, cash used in financing activities increased by $2.6 million as compared with the six months ended June 30, 2012. The change is due primarily to $3.6 million in additional net payments on our lines of credit offset by a decrease in debt issuance cost of $467,000 and a $757,000 release of restricted cash related to our debt service fund.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facilities with Bank of America and Yadkin Valley Bank, shown as lines of credit on the accompanying balance sheets. Our use of the revolving lines of credit was $16.2 million and $24.3 million at June 30, 2013 and December 31, 2012, respectively. We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $44.0 and $44.3 million at June 30, 2013, and December 31, 2012, respectively, including the amount due within one year.

The following discussion describes our credit facilities as of June 30, 2013.

Bank of America Credit Agreement and Line of Credit

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

For the three months ended June 30, 2013 and 2012, the weighted average interest rate on the existing and renewed revolving credit facility was 3.3% and 3.2%, respectively, resulting in $103,163 and $105,461 of interest expense, respectively. For the six months ended June 30, 2013 and 2012, the weighted average interest rate on the existing and renewed revolving credit facility was 3.3% and 3.3%, respectively, resulting in $234,657 and $231,133 of interest expense, respectively. The balance on the revolving credit facility was $16.0 million and $23.9 million at June 30, 2013 and December 31, 2012, respectively. The $16.0 million of borrowings as of June 30, 2013, leaves the remaining borrowing capacity on the line of credit at $14.0 million.

Bank of America Term Loan

The Term Loan portion of the Bank of America credit agreement has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan is amortized at a rate of $125,000 per quarter. As of June 30, 2013, the Company had not exercised the interest rate swap provision for the fixed interest rate.

For the three months ended June 30, 2013 and 2012, the weighted average interest rate was 3.3% and 3.3%, respectively, resulting in interest expense of $53,718 and $105,461, respectively. For the six months ended June 30, 2013 and 2012, the weighted average interest rate on the term loan was 3.3% and 3.2%, respectively, resulting in interest expense of $108,752 and $231,133, respectively. The balance outstanding on the Term Loan at June 30, 2013 was $9,625,000.

Yadkin Valley Bank Credit Facility

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. The revolving credit facility expired February 13, 2013. On April 12, 2013, Yadkin Valley Bank extended the $500,000 commercial line of credit beginning May 12, 2013. The debt is secured by a blanket lien on all assets owned or acquired by Independence. Independence had outstanding borrowings of $200,000 and $400,000 at June 30, 2013 and December 31, 2012, respectively.

For the three months ended June 30, 2013 and 2012, the weighted average interest rate on the facility was 4.5%, resulting in $3,116 and $3,674 of interest expense, respectively. For the six months ended June 30, 2013 and 2012, the weighted average interest rate on the facility was 4.5%, resulting in $8,043 and $3,682 of interest expense, respectively. The $200,000 of borrowings as of June 30, 2013, leaves the remaining borrowing capacity on the line of credit at $300,000.

Senior Unsecured Notes

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes.

Interest expense was $200,200 and $400,400 for the three and six months ended June 30, 2013 and 2012, respectively.

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

For the three and six months ended June 30, 2013 and 2012, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 and $412,485 of interest expense, respectively. For the three and six months ended June 30, 2013, the weighted average interest rate on the Floating Rate Note was 4.14% and 4.13% resulting in $30,975 and $62,125 of interest expense, respectively. For the three and six months ended June 30, 2012, the weighted average interest rate on the Floating Rate Note was 4.35% and 4.36% resulting in $32,625 and $65,350 of interest expense, respectively.

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

For the three and six months ended June 30, 2013, the weighted average interest rate on the Sun Life Senior Secured Guaranteed Note was 4.15% resulting in $30,752 and $61,504 of interest expense, respectively.

Debt Covenants

The Bank of America revolving credit agreement and term loan contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 80% of Energy West’s aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios.

The Yadkin Valley Bank revolving credit facility contains various restrictions, which include, among others, limitations on total dividends and distributions, restrictions on certain indebtedness, and limitations on asset sales.

The Senior Unsecured Notes contain various covenants, including a limitation on Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 100% of aggregate consolidated net income for such period. The notes restrict Energy West from incurring additional senior indebtedness in excess of 60% of capitalization at any time and require Energy West to maintain an interest coverage ratio of not more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years

The Sun Life Fixed Rate Note, Floating Rate Note, and Senior Note contain various covenants, which include, among others, limitations on total dividends and distributions if in aggregate these limitations for the fiscal year do not exceed 70% of net income of NEO, Orwell, Brainard, Lightning Pipeline, and Great Plaines (the “Obligors”) for the four fiscal quarters then ending. The agreements also contain restrictions on certain indebtedness, limitations on asset sales, maintenance of certain debt-to-capital and interest coverage ratios. Due to the covenants, the Obligors are unable to pay a dividend to the holding company, which may impact the Company’s ability to pay a dividend to shareholders.

Additionally, Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,079,000 and $1,078,000 at June 30, 2013 and December 31, 2012, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs. In addition, the Company deposited $750,000 into a reserve account where Sun Life is the beneficiary. The terms allow the Company to withdraw that money if a letter of credit is received to replace the restricted cash.

The provisions in our debt agreements limit the amount of indebtedness we can obtain or issue, which could impact our ability to finance our operations and fund growth. The provisions in our debt agreements also limit the amount of dividends our subsidiaries can pay to the holding company and may impact the Company’s ability to pay a dividend to shareholders.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

On February 25, 2013, one of the Company’s former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims that he was terminated in violation of Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in the Company’s Ohio corporate offices. On March 20, 2013, the Company filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. The motion has been fully briefed but has not been ruled on by the Court. Likewise, Mr. Harrington has requested oral argument but the Court has not indicated whether such request will be granted. The Company believes his claims under Montana law are without merit, and intends to vigorously defend this case on all grounds.

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

Gas Natural Inc.

August 14, 2013	/s/ Thomas J. Smith
Thomas J. Smith, Chief Financial Officer
(principal financial officer)