Form 10-Q
period 2013-09-30
Gas Natural Inc.
filed 2013-11-19
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2013 was 10,451,678 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of September 30, 2013

GLOSSARY OF TERMS

Unless otherwise stated or the context requires otherwise, references to “we,” “us,” the “Company” and “Gas Natural” refer to Gas Natural Inc. and its consolidated subsidiaries. In addition, this glossary contains terms and acronyms that are relevant to natural gas distribution, natural gas marketing and natural gas pipeline operations and that are used in this Form 10-Q.

8500 Station Street. 8500 Station Street, LLC

AECO. Alberta Energy Company Limited (used in reference to the AECO natural gas price index).

ASC. FASB Accounting Standards Codification, standards issued by FASB with respect to U.S. GAAP.

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

PUCO. The Public Utilities Commission of Ohio.

Penobscot Natural Gas. Penobscot Natural Gas Company, Inc.

SEC. The United States Securities and Exchange Commission.

Spelman. Spelman Pipeline Holdings, LLC.

Sun Life. Sun Life Assurance Company of Canada.

U.S. GAAP. Generally accepted accounting principles in the United States of America.

USPF. United States Power Fund, L.P.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,442,911	$3,435,117
Marketable securities	384,750	344,346
Accounts receivable
Trade, less allowance for doubtful accounts of $1,340,110 and $1,350,338, respectively	5,954,677	11,306,951
Related parties	199,690	522,557
Unbilled gas	1,860,605	4,612,258
Note receivable – related parties, current portion	1,785	12,615
Inventory
Natural gas and propane	6,255,563	4,938,078
Materials and supplies	2,640,486	1,779,944
Prepaid income taxes	484,975	501,763
Prepayments and other	1,308,393	2,153,922
Recoverable cost of gas purchases	2,495,048	2,329,524
Deferred tax asset	625,467	813,846
Discontinued operations	2,476,540	3,117,349

Total current assets	36,130,890	35,868,270

PROPERTY, PLANT, & EQUIPMENT
Property, plant, and equipment	177,667,748	163,068,885
Less accumulated depreciation, depletion and amortization	(50,743,626)	(46,639,843)

PROPERTY, PLANT, & EQUIPMENT, NET	126,924,122	116,429,042

OTHER ASSETS
Notes receivable – related parties, less current portion	96,904	122,650
Regulatory assets
Property taxes	95,682	307,732
Income taxes	452,645	452,645
Rate case costs	141,060	176,250
Debt issuance costs, net of amortization	1,490,314	1,798,720
Goodwill	16,993,121	14,891,377
Customer relationships	3,316,043	616,500
Investment in unconsolidated affiliate	351,724	321,731
Restricted cash	1,338,758	3,150,847
Other assets	146,058	327,695

Total other assets	24,422,309	22,166,147

TOTAL ASSETS	$187,477,321	$174,463,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$296,474	$720,340
Line of credit	18,210,799	23,859,755
Accounts payable
Trade	6,952,208	8,982,050
Related parties	235,191	47,929
Notes payable, current portion	3,504,377	633,498
Contingent consideration, current portion	781,433	—
Accrued liabilities
Taxes other than income	2,376,646	2,528,940
Vacation	139,672	115,956
Employee benefit plans	95,458	145,496
Interest	346,462	191,263
Deferred payments received from levelized billing	2,480,671	2,633,220
Customer deposits	740,884	744,974
Related parties	116,624	595,240
Obligation under capital lease, current portion	177,570	167,518
Over-recovered gas purchases	383,903	1,185,034
Other current liabilities	1,177,144	690,511
Discontinued operations	596,663	1,188,492

Total current liabilities	38,612,179	44,430,216

LONG-TERM LIABILITIES
Deferred investment tax credits	139,520	155,317
Deferred tax liability	6,876,541	4,829,035
Asset retirement obligation	1,980,909	1,850,379
Customer advances for construction	1,031,610	1,009,232
Regulatory liability for income taxes	83,161	83,161
Regulatory liability for gas costs	—	20,745
Long-term obligation under capital lease, less current portion	1,862,938	2,040,508
Contingent consideration, less current portion	1,683,567	—

Total long-term liabilities	13,658,246	9,988,377

NOTES PAYABLE, less current portion	40,323,552	43,700,742

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 10,371,678 and 8,369,752 shares issued and outstanding, respectively	1,555,752	1,255,463
Capital in excess of par value	62,702,377	44,256,493
Accumulated other comprehensive income	90,903	65,789
Retained earnings	30,534,312	30,766,379

Total stockholders’ equity	94,883,344	76,344,124

TOTAL CAPITALIZATION	135,206,896	120,044,866

TOTAL LIABILITIES AND CAPITALIZATION	$187,477,321	$174,463,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUES
Natural gas operations	$12,957,782	$10,458,202	$70,648,741	$53,107,834
Marketing and production	2,117,165	1,809,832	8,334,626	4,757,280
Pipeline operations	99,289	95,162	302,608	305,039

Total revenues	15,174,236	12,363,196	79,285,975	58,170,153

COST OF SALES
Natural gas purchased	5,540,332	4,164,358	39,705,842	26,848,575
Marketing and production	1,701,554	1,560,762	6,794,511	3,806,489

Total cost of sales	7,241,886	5,725,120	46,500,353	30,655,064

GROSS MARGIN	7,932,350	6,638,076	32,785,622	27,515,089

OPERATING EXPENSES
Distribution, general, and administrative	5,972,119	4,615,649	16,732,989	14,390,134
Maintenance	322,952	296,240	958,691	865,848
Depreciation and amortization	1,579,256	1,252,402	4,483,469	3,648,671
Accretion	44,411	41,354	130,530	118,988
Taxes other than income	1,017,356	905,572	2,835,246	2,684,307

Total operating expenses	8,936,094	7,111,217	25,140,925	21,707,948

OPERATING INCOME (LOSS)	(1,003,744)	(473,141)	7,644,697	5,807,141

Loss from unconsolidated affiliate	(980)	(3,692)	(5,007)	(8,468)
Other income, net	313,612	117,186	726,676	449,838
Acquisition expense	(87,575)	(209,490)	(244,109)	(785,838)
Stock sale expense	—	(19,114)	—	(274,393)
Interest expense	(811,575)	(633,601)	(2,380,719)	(1,917,560)

Income (loss) before income taxes	(1,590,262)	(1,221,852)	5,741,538	3,270,720

Income tax benefit (expense)	698,946	736,110	(2,066,232)	(1,001,280)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(891,316)	(485,742)	3,675,306	2,269,440

Discontinued operations, net of income taxes (See Note 3)	(113,022)	(185,479)	(218,837)	(382,006)

NET INCOME (LOSS)	$(1,004,338)	$(671,221)	$3,456,469	$1,887,434

Basic weighted shares outstanding	10,054,558	8,186,791	8,974,584	8,165,874
Dilutive effect of stock options	—	—	903	6,549

Diluted weighted shares outstanding	10,054,558	8,186,791	8,975,487	8,172,423

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.09)	$(0.06)	$0.41	$0.28
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.05)

Net income (loss) per share	$(0.10)	$(0.08)	$0.39	$0.23

Weighted average dividends declared per common share	$0.139	$0.182	$0.411	$0.452

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(1,004,338)	$(671,221)	$3,456,469	$1,887,434
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on available for sale securities, net of tax of $11,467, $(2,529), $15,571, and $(6,323), respectively	18,908	(4,221)	25,114	(10,552)

COMPREHENSIVE INCOME (LOSS)	$(985,430)	$(675,442)	$3,481,583	$1,876,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common Shares	Common Stock	Capital In Excess Of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Total

BALANCE AT DECEMBER 31, 2012	8,369,752	$1,255,463	$44,256,493	$65,789	$30,766,379	$76,344,124

Net income	—	—	—	—	3,456,469	3,456,469
Other comprehensive income, net	—	—	—	25,114	—	25,114
Exercise of stock options	20,000	3,000	156,500	—	—	159,500
Stock compensation expense	—	—	2,423	—	—	2,423
Purchase of JDOG Marketing	256,926	38,539	2,602,660	—	—	2,641,199
Common stock issued	1,725,000	258,750	15,684,301	—	—	15,943,051
Dividends declared	—	—	—	—	(3,688,536)	(3,688,536)

BALANCE AT SEPTEMBER 30, 2013	10,371,678	$1,555,752	$62,702,377	$90,903	$30,534,312	$94,883,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,456,469	$1,887,434
Less loss from discontinued operations	(218,837)	(382,006)

Income from continuing operations	3,675,306	2,269,440

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,483,469	3,648,671
Accretion	130,530	118,988
Amortization of debt issuance costs	315,898	177,379
Stock based compensation	2,423	39,506
(Gain) loss on sale of assets	(154,658)	27,738
Loss from unconsolidated affiliate	5,007	8,468
Unrealized holding loss on contingent consideration	215,000	—
Investment tax credit	(15,797)	(15,797)
Deferred income taxes	2,235,292	753,344
Changes in assets and liabilities
Accounts receivable, including related parties	5,675,140	3,254,017
Unbilled gas	2,751,653	2,843,903
Natural gas and propane inventory	(1,317,485)	835,714
Accounts payable, including related parties	(2,296,407)	(2,701,029)
Recoverable/refundable cost of gas purchases	(966,655)	(792,493)
Prepayments and other	843,548	(1,520,962)
Other assets	(903,862)	(34,318)
Other liabilities	(53,954)	(1,014,354)

Net cash provided by operating activities of continuing operations	14,624,448	7,898,215

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,696,892)	(15,282,740)
Proceeds from sale of fixed assets	958,448	29,302
Proceeds from related party notes receivable	5,657	7,624
Purchase of Public Gas Company, Inc.	—	(1,551,478)
Cash acquired in acquisition	—	502
Investment in unconsolidated affiliate	(35,000)	—
Restricted cash – capital expenditures fund	1,062,763	—
Customer advances for construction	38,742	152,829
Contributions in aid of construction	296,341	130,908

Net cash used in investing activities of continuing operations	(13,369,941)	(16,513,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	14,400,000	45,550,755
Repayments of lines of credit	(20,048,956)	(50,691,000)
Proceeds from notes payable	—	10,000,000
Repayments of notes payable	(506,311)	(5,846)
Payments of capital lease obligations	(167,518)	—
Debt issuance costs	(7,492)	(1,074,456)
Proceeds from issuance of common shares	15,943,051	—
Exercise of stock options	159,500	—
Restricted cash – debt service fund	749,326	(760,248)
Dividends paid	(3,598,449)	(3,303,104)

Net cash provided by (used in) financing activities of continuing operations	6,923,151	(283,899)

DISCONTINUED OPERATIONS
Operating cash flows	73,517	(495,939)
Investing cash flows	203	(18,890)
Financing cash flows	(243,584)	401,000

Net cash used in discontinued operations	(169,864)	(113,829)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,007,794	(9,012,566)
Cash and cash equivalents, beginning of period	3,435,117	10,504,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,442,911	$1,492,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,930,773	$1,416,562
Cash refunded for income taxes, net	(14,688)	(524,521)

NONCASH INVESTING AND FINANCING ACTIVITIES
Shares issued to purchase JDOG Marketing	$2,641,199	$—
Contingent consideration issued to purchase JDOG Marketing	2,250,000	—
Plant, property and equipment acquired from JDOG Marketing purchase	21,600	—
Customer relationships acquired from JDOG Marketing purchase	2,800,000	—
Goodwill acquired from JDOG Marketing purchase	2,101,744	—
Note receivable effectively settled in JDOG Marketing acquisition	32,145	—
Capital expenditures included in accounts payable	857,946	804,301
Shares issued to purchase Loring Pipeline	—	2,250,004
Capital assets exchanged to settle payables	82,584
Capital assets acquired through trade-in	23,500	—
Accrued dividends	466,726	376,588
Capitalized interest	6,003	6,218
Customer advances for construction moved to contribution in aid of construction	16,364	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Gas Natural Inc. (the “Company”) is the parent company of Brainard, Energy West, GNR, GNSC, Great Plains, Independence, Lightning Pipeline and PGC. Brainard is a natural gas utility company with operations in Ohio. Energy West is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Wyoming as well as non-regulated operations in Maine, Montana and Wyoming. GNR is a natural gas marketing company that markets gas in Ohio. GNSC manages gas procurement, transportation, and storage for Brainard and subsidiaries of Lightning Pipeline and Great Plains. Great Plains is the parent company of NEO, which is a regulated natural gas distribution company with operations in Ohio. NEO is the parent company of 8500 Station Street, the Company’s headquarter building’s property management company. Lightning Pipeline is the parent company of Orwell, a regulated natural gas distribution company with operations in Ohio. Clarion River and Walker Gas are divisions of Orwell and are regulated natural gas distribution companies with operations in Pennsylvania. Independence is a non-regulated subsidiary that delivers liquid propane, heating oil, and kerosene to customers in North Carolina and Virginia. PGC is a regulated natural gas distribution company in Kentucky. The Company currently has five reporting segments:

• Natural Gas Operations	Annually distributes approximately 33 billion cubic feet of natural gas to approximately 70,000 customers through regulated utilities operating in Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming.

• Marketing and Production Operations	Annually markets approximately 1.8 billion cubic feet of natural gas to commercial and industrial customers in Montana, Wyoming and Ohio. Manages midstream supply and production assets for transportation customers and utilities through the subsidiary, EWR. EWR owns an average 46% gross working interest (an average 39% net revenue interest) in 160 natural gas producing wells and gas gathering assets in Glacier and Toole Counties in Montana.

• Pipeline Operations	The Shoshone interstate and Glacier gathering natural gas pipelines located in Montana and Wyoming are owned through the subsidiary, Energy West Development. Certain natural gas producing wells owned by Energy West Development are being managed and reported under the marketing and production operations.

• Propane Operations	Delivers liquid propane, heating oil and kerosene to approximately 3,400 residential, commercial and agricultural customers in North Carolina and Virginia through the subsidiary, Independence. See Note 3 - Discontinued Operations for more information regarding Independence.

• Corporate and Other	Encompasses the results of corporate acquisitions and other equity transactions. Included in corporate and other are costs associated with business development and acquisitions, dividend income, activity from Lone Wolfe which serves as an insurance agent for the Company and other businesses in the energy industry, and recognized gains or losses from the sale of marketable securities.

Energy West was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009 to facilitate future acquisitions and corporate-level financing to support the Company’s growth strategy. On July 9, 2010, the Company changed its name to Gas Natural Inc. and reincorporated from Montana to Ohio. Moving the incorporation to Ohio enhances the Company’s flexibility and provides a more efficient platform from which to operate and grow.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Gas Natural Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to fairly present the results of operations for the interim periods. Subsequent to finalizing the estimated acquisition date fair values of the assets acquired and liabilities assumed

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in the JDOG Marketing acquisition, the Company discovered an error in the information used to determine the estimated values and adjusted the amounts recognized for goodwill, customer contracts and contingent consideration liability. This adjustment has had no impact on the Company’s net income or retained earnings and is immaterial to the Company’s financial statements. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. A majority of the Company’s revenues are derived from its natural gas utility operations making its revenue seasonal in nature. Therefore, the largest portion of the Company’s operating revenue is generated during the colder months when its sales volume increases considerably. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2013 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Excluded Anti-Dilutive Financial Instruments

The effect of stock option exercises equivalent to 1,012 and 4,877 shares for the three months ended September 30, 2013 and 2012, respectively, would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share. There were no stock option exercise equivalents that would have been anti-dilutive for the nine months ended September 30, 2013 and 2012.

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

Note 2 – Acquisitions

Acquisition of John D. Oil and Gas Marketing

On June 1, 2013, the Company and its wholly-owned Ohio subsidiary, GNR, completed the acquisition of substantially all of the assets and certain liabilities of JDOG Marketing, an Ohio company engaged in the marketing of natural gas. The Osborne Trust, of which Mr. Osborne is the sole trustee, is the majority owner of JDOG Marketing and Mr. Osborne is also the Chairman of the Board and Chief Executive Officer of Gas Natural. The Company believes the natural gas marketing business complements its existing natural gas distribution business in Ohio. In addition, it currently conducts natural gas marketing in Montana and Wyoming, which the Company believes allows it to integrate the Ohio marketing operations into Gas Natural with minimal increases in staff or overhead. Costs related to this acquisition totaled $0.6 million and were expensed as incurred.

Pursuant to the terms of the purchase agreement, the consummation of the transaction depended upon the satisfaction or waiver of a number of certain customary closing conditions, the receipt of regulatory approvals and the consent of certain of Gas Natural’s lenders. In addition, the transaction was subject to the approval of Gas Natural’s shareholders, and the receipt of a fairness opinion by an independent investment banking firm. All of these conditions were satisfied and the acquisition was completed on June 1, 2013. In accordance with U.S. GAAP, the consideration given, assets received, and liabilities assumed by the Company were recorded at their fair market value as of this date. The fair values as of June 1, 2013 were the Company’s initial best estimates based on preliminary information and were subject to materially change once the final valuations were complete.

Subsequent to finalizing the estimated acquisition date fair values of the assets acquired and liabilities assumed, the Company discovered an error in the information used to determine the estimated values and adjusted the amounts recognized for goodwill, customer contracts and contingent consideration liability. This adjustment had no impact on the Company’s net income or retained earnings and is immaterial to the Company’s financial statements. The following table shows the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as originally reported and as adjusted.

	Fair Value at June 1, 2013
	Previously Reported	As Adjusted

Assets acquired:
Property, plant and equipment	$21,600	$21,600
Customer relationships	2,500,000	2,800,000
Goodwill	1,625,518	2,101,744

Total assets acquired	4,148,344	4,923,344

Less liabilities assumed:
Current liabilities	196,000	669,396
Long-term liabilities	1,279,000	1,580,604

Total liabilities assumed	1,475,000	2,250,000

Less effective settlement of pre-existing relationships:
Settlement of note receivable	30,919	32,145

Net assets acquired from John D Marketing acquisition	$2,641,199	$2,641,199

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if the acquired business achieves an annual EBITDA target in the amount of $810,432, which was JDOG Marketing’s EBITDA for the year ended December 31, 2011. If JDOG Marketing’s actual EBITDA for a certain year is less than the target EBITDA, then no earn-out payment will be due and payable for that particular period. If JDOG Marketing’s actual EBITDA for a certain year meets or exceeds the target EBITDA, then an earn-out payment in an amount equal to actual EBITDA divided by target EBITDA times $575,000 will have been earned for that year. Due to the earn-out structure, the maximum amount that could be earned over the five year period is unlimited. The earn-out payments, if any, will be paid annually in validly issued, fully paid and non-assessable shares of Gas Natural’s common stock. The share price to be used to determine the number of shares to be issued for any earn-out payment will be the average closing price of Gas Natural’s common stock for the 20 trading days preceding issuance of Gas Natural’s common stock for such earn-out payment. The Company estimated the acquisition date fair value of this liability to be $2,250,000, of which $669,396 was classified as current. The fair value of this liability is remeasured on a recurring basis. See Note 6 – Fair Value Measurements for details regarding this valuation.

The Company applied the acquisition method to the business combination and valued each of the assets acquired (property, plant and equipment and customer relationships) and liabilities assumed (earn-out liability) at fair value as of the acquisition date. The Company used the net book value of property, plant, and equipment received as this closely approximated the fair value. The Company used the present value of expected net cash flows associated with the acquired customer contracts to approximate the assets’ fair values. These customer contracts represent established and ongoing contracts to provide natural gas to former customers of JDOG Marketing acquired by the Company as part of the acquisition. These customer contracts will be amortized over their estimated useful lives. The Company recorded the fair value of the earn-out liability as the present value of estimated future earn-out payments as of the acquisition date. In addition to the assets acquired and liabilities assumed in the transaction, the Company also effectively settled a note due from JDOG Marketing. As a result of the purchase, $2,101,744 was allocated to goodwill. The Company expects none of the goodwill to be deductible for tax purposes.

The results of JDOG Marketing are included in the Company’s Marketing and Production Operations reporting segment. For the three and nine months ended September 30, 2013, JDOG Marketing contributed $548,471 and $755,995 to the Company’s revenues, respectively, and losses of $47,399 and $16,632 to the Company’s net income, respectively.

The following unaudited information is provided to present a summary of the combined results of the Company’s operations with JDOG Marketing as if the acquisition had been completed as of the beginning of the reporting periods. Adjustments were made to eliminate any inter-company transactions in the periods presented.

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
		(Pro Forma)	(Pro Forma)	(Pro Forma)

Revenues	$15,174,236	$12,896,111	$80,777,989	$60,059,902

Net income (loss)	$(1,004,338)	$(481,492)	$3,867,460	$2,475,568

Basic and diluted earnings (loss) per share	$(0.10)	$(0.06)	$0.43	$0.30

Historically, the Company has been a party to transactions with JDOG Marketing primarily for the purchase of natural gas. In addition to these purchases, the Company also had a note receivable outstanding from JDOG Marketing included in the Notes receivable – related parties line items on the balance sheet and an operating lease agreement the cost of which was included in the Distribution, general, and administrative line of the statement of comprehensive income. Both of these relationships were effectively settled with the completion of the transaction. See Note 11 – Related Party Transactions for more information regarding all of the Company’s transactions with JDOG Marketing prior to the acquisition.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of 8500 Station Street

On March 5, 2013, the Company purchased the Matchworks Building in Mentor, Ohio from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC (collectively, the “Sellers”) by and through Mark E. Dottore as Receiver in the United States District Court. The Company’s Ohio headquarters are located in the Matchworks Building and the Receiver gave the Company an opportunity to purchase the building. The Sellers are entities owned or controlled by Richard M. Osborne, the Company’s chairman and chief executive officer. The acquisition of the Matchworks Building was approved by the independent members of the Company’s board of directors. 8500 Station Street, a subsidiary of Gas Natural, was formed to operate the property. At March 31, 2013, the Company had not been able to gather the necessary information to determine the appropriate accounting treatment for the transaction. Therefore at that time, the Company had recorded the assets acquired under Other assets on its condensed consolidated balance sheet. Since then, the Company has gathered the necessary information regarding the transaction and has classified the transaction as an asset purchase. As such, the Company has recorded the land and building purchased as Property, plant and equipment on its condensed consolidated balance sheet in the amounts of $244,859 and $1,607,915, respectively. These amounts were allocated based on the assets’ relative fair values.

Acquisition of Loring Pipeline lease and related property

On April 17, 2012, the Company entered into an agreement with United States Power Fund, L.P. (“USPF”) to place a bid at a public auction on certain assets that were being foreclosed upon by USPF. Those assets included various parcels of land as well as a leasehold interest in a pipeline corridor easement running from Searsport to Limestone, Maine. The assets were owned by Loring BioEnergy, LLC (“LBE”) and were being foreclosed upon by USPF due to LBE’s default on a loan that it had obtained from USPF. On June 4, 2012 the Company attended the public foreclosure auction and was the successful bidder with a bid of $4,500,000. The transaction closed on September 25, 2012. At that time, the Company issued 210,951 shares of its common stock in addition to transferring $2,250,000 of cash it had placed into escrow prior to the auction to USPF. The lease agreement calls for lease payments of $300,000 per year for the next ten years, an annual service fee of $120,000 and a charge of $0.0125 per Mcf moved on the pipeline.

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

Acquisition of Public Gas Company, Inc.

On April 1, 2012 the Company purchased 100% of the stock of PGC from Kentucky Energy Development, LLC for the price of $1.6 million. PGC is a regulated natural gas distribution company serving approximately 1,600 customers in the State of Kentucky in the counties of Breathitt, Jackson, Johnson, Lawrence, Lee, Magoffin, Morgan and Wolf. The costs related to the transaction were $51,187 and were expensed during 2012. The Company completed the transaction as it provided the opportunity to expand its presence into Kentucky.

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

Note 3 – Discontinued Operations

Independence, a wholly owned subsidiary of the Company, is in final negotiations to sell substantially all of the subsidiary’s assets to Blue Ridge Energies, LLC (“Blue Ridge”). Independence is the Company’s only subsidiary included in its Propane Operations reporting segment. The results of this segment have been moved to the Corporate and Other operating segment. The results of operations and financial position for Independence have been reclassified to the discontinued operations sections of the Company’s consolidated financial statements. In addition, the remaining assets and liabilities of the segment have also been classified to discontinued operations on the Company’s Condensed Consolidated Balance Sheets for the periods presented. These assets and liabilities include various prepaid expenses, accounts payable, accrued liabilities, and the Company’s line of credit with Yadkin Valley Bank. The Company expects each of these items to be settled in connection with the finalization of the sale. There are no material continuing cash flow or other contractual obligations associated with this sales transaction. See Note 15 – Subsequent Events for more information regarding this transaction.

The following table details the revenue and income from discontinued operations associated with Independence for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Independence revenues	$807,508	$605,262	$3,168,467	$3,075,972

Independence pretax loss	$(194,468)	$(209,416)	$(364,739)	$(525,332)
Independence income tax benefit	81,446	23,937	145,902	143,326

Loss from discontiuned operations	$(113,022)	$(185,479)	$(218,837)	$(382,006)

Basic and diluted loss from discontinued operations per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the major classes of assets and liabilities included in the sale of Independence.

	September 30, 2013	December 31, 2012

Assets:
Accounts receivable, net	$310,721	$626,249
Inventory	156,565	210,035
Property, plant & equipment, net	1,973,738	2,198,447

Total assets	$2,441,024	$3,034,731

Liabilities:
Deferred payments received from levelized billing	143,314	189,706

Total liabilities	$143,314	$189,706

Note 4 – Goodwill

The following table shows the change in the Company’s goodwill balance for the nine months ended September 30, 2013.

Nine months ended September 30, 2013

Beginning balance	$14,891,377
JDOG Marketing acquisition	2,101,744

Ending balance	$16,993,121

Note 5 – Marketable Securities

The Company’s marketable securities as of September 30, 2013 and December 31, 2012 consisted solely of available-for-sale securities. These available-for-sale securities are comprised entirely of common stock. The Company did not sell any available-for-sale securities during the nine months ended September 30, 2013 and 2012.

The following is a summary of available-for-sale securities owned by the Company:

	September 30, 2013
	Investment at cost	Unrealized gains	Unrealized losses	Estimated fair value

Common stock	$238,504	$146,246	$—	$384,750

	December 31, 2012
	Investment at cost	Unrealized gains	Unrealized losses	Estimated fair value

Common stock	$238,504	$105,842	$—	$344,346

The Company did not hold any held-to-maturity or trading securities as of September 30, 2013 or December 31, 2012.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Fair Value Measurements

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total

ASSETS:
Common stock	$384,750	$—	$—	$384,750

LIABILITIES:
Contingent consideration	$—	$—	$2,465,000	$2,465,000

	December 31, 2012
	Level 1	Level 2	Level 3	Total

ASSETS:
Common stock	$344,346	$—	$—	$344,346

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

Valuation of the contingent consideration liability categorized under level 3 of the fair value hierarchy was conducted by an independent third-party valuation firm. Inputs and assumptions used in the valuation were reviewed for reasonableness by the Company in the course of the valuation process and have been updated to reflect changes in the Company’s business environment.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the beginning and ending balances of the contingent consideration liability categorized under level 3 of the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Contingent Consideration

Opening balance December 31, 2012	$—

Transfers into level 3	—
Transfers out of level 3	—
Total (gains) losses for period:
Included in net income	215,000
Included in other comprehensive income	—
Purchases	—
Sales	—
Settlements	—
Issuances	2,250,000

Closing balance September 30, 2013	$2,465,000

The loss included as a part of net income in the table above is included in the Distribution, general, and administrative line of the Company’s Statement of Comprehensive Income and is the result of an unrealized holding loss associated with the change in the fair value of the Company’s contingent consideration liability.

The following table summarizes quantitative information used in determining the fair value of the Company’s liabilities categorized in level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measures

	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Input	Range
Contingent Consideration	$2,465,000	Monte Carlo analysis	Forecasted annual EBITDA	$1.0 - $1.5 million
			Weighted avg cost of capital	19.0% - 19.0%
			U.S. Treasury yields	0.0% - 3.4%
			Projection risk adjustment	(5.0)% - (3.0)%

		Discounted cash flow	U.S. Treasury yields	0.0% - 1.1%
			Credit spread	1.9% - 2.4%

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Credit Facilities and Long-Term Debt

Lines of Credit

The Company has a revolving credit facility with the Bank of America with a maximum borrowing capacity of $30.0 million due April 1, 2017. This revolving credit facility includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $18.2 million and $23.9 million at September 30, 2013 and December 31, 2012, respectively. For the three and nine months ended September 30, 2013, the weighted average interest rate on the revolving credit facility was 3.26% and 3.30%, respectively. For the three and nine months ended September 30, 2012, the weighted average interest rate on the revolving credit facility was 3.14% and 3.26%, respectively.

On February 13, 2013, the Company’s $500,000 revolving credit facility with Yadkin Valley Bank expired. On April 12, 2013, Yadkin Valley Bank extended the $500,000 commercial line of credit with an interest rate based on the prime rate, with a floor of 4.5% and cap of 16.0% per annum beginning May 12, 2013. The Company had outstanding borrowings under this facility of $0.3 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively. For the three and nine months ended September 30, 2013, the weighted average interest rate on the facility was 4.50% and 4.50%, respectively. For the three and nine months ended September 30, 2012, the weighted average interest rate on the facility was 4.50% and 4.50%, respectively. The debt is secured by a blanket lien on all assets owned or acquired by Independence.

Notes Payable

The following table details the Company’s outstanding long-term debt balances at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012

LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	$9,500,000	$10,000,000
6.16%, Senior unsecured note, due June 29, 2017	13,000,000	13,000,000
5.38%, Sun Life fixed rate note, due June 1, 2017	15,334,000	15,334,000
LIBOR plus 3.85%, Sun Life floating rate note, due May 3, 2014	3,000,000	3,000,000
4.15% Sun Life senior secured guaranteed note, due June 1, 2017	2,989,552	2,989,552
Vehicle loan	4,377	10,688

Total notes payable	43,827,929	44,334,240
Less: current portion	3,504,377	633,498

Notes payable, long-term portion	$40,323,552	$43,700,742

Debt Covenants

The Bank of America revolving credit agreement and term loan contain various covenants, which include, among others, limitations on total dividends and distributions made in the immediately preceding 60-month period to 80% of Energy West’s aggregate consolidated net income for such period, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios. The sale of Independence had no impact on the Bank of America revolving credit agreement and term loan or its covenants.

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

The Sun Life fixed rate note, floating rate note, and senior secured guaranteed note contain various covenants, which include, among others, limitations on total dividends and distributions if in aggregate these limitations for the fiscal year do not exceed 70% of net income of NEO, Orwell, Brainard, Lightning Pipeline, GNR, and Great Plains (the “Obligors”) for the four fiscal quarters then ending. The agreements also contain restrictions on certain indebtedness, limitations on asset sales, maintenance of certain debt-to-capital and interest coverage ratios. Due to the covenants, the Obligors are unable to pay a dividend to the holding company, which may impact the Company’s ability to pay a dividend to shareholders. In addition, the Company was required to deposit $750,000 into a reserve account where Sun Life is the beneficiary. On July 11, 2013, this additional covenant was lifted and the cash became unrestricted. The Company received consent from Sun Life, under its covenant restrictions, approving the sale of Independence prior to the finalization of the transaction.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,079,000 and $1,078,000 at September 30, 2013 and December 31, 2012, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs.

The Yadkin Valley Bank revolving credit facility contains various restrictions, which include, among others, limitations on total dividends and distributions, restrictions on certain indebtedness, and limitations on asset sales. In connection with the sale of Independence, the Company agreed to pay off and extinguish the Yadkin Valley Bank revolving credit facility.

The Company believes it is in compliance with the financial covenants under its debt agreements.

Note 8 – Stock Compensation

2012 Incentive and Equity Award Plan

The 2012 Incentive and Equity Award Plan provides for the grant of options, restricted stock, performance awards, other stock-based awards and cash awards to certain eligible employees. The number of shares authorized for issuance under the plan is 500,000. As of September 30, 2013, no options or awards had been granted under the plan.

2012 Non-Employee Director Stock Award Plan

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. The number of shares authorized for issuance under the plan is 250,000. As of September 30, 2013, no shares had been issued under the plan.

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) expired on October 4, 2012 and provided for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of September 30, 2013 and December 31, 2012, there were 15,000 and 35,000 options outstanding, respectively. Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. No options were granted under this plan during the nine month period ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, there was $808 and $3,231 of total unrecognized compensation cost related to stock-based compensation, respectively. This cost is expected to be fully recognized within the current year.

During the nine months ended September 30, 2013, 20,000 stock options were exercised in the amount of $159,500.

A summary of the status of outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2012	35,000	$8.66	$31,550
Granted	—	$—
Exercised	(20,000)	$7.98
Expired	—	$—

Outstanding September 30, 2013	15,000	$9.58	$8,800

Exercisable September 30, 2013	12,500	$9.47	$8,800

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following additional information applies to options outstanding at September 30, 2013:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
6/3/2009	$8.44	5,000	$8.44	0.67	5,000	$8.44
12/1/2010	$10.15	10,000	$10.15	7.17	7,500	$10.15

		15,000			12,500

Note 9 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three and nine months ended September 30, 2013 was $108,950 and $306,467, respectively. The expense related to the 401k Plan for the three and nine months ended September 30, 2012 was $92,511 and $329,271, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. For the three and nine months ending September 30, 2013, the Company contributed shares of common stock valued at $14,475 and $41,912, respectively. For the three and nine months ending September 30, 2012, the Company contributed shares of common stock valued at $12,039 and $39,235, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. The contribution is recorded based on the current market price of the Company’s common stock. For the nine months ending September 30, 2013 and 2012, the Company made no contributions.

The Company has sponsored a defined postretirement health plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of September 30, 2013 and December 31, 2012, the value of plan assets was $149,754 and $163,313, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted.

Note 10 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income tax from continuing operations
Tax expense (benefit) at statutory rate of 34%	$(540,690)	$(415,431)	$1,952,123	$1,112,045
State income tax, net of Federal tax exp (benefit)	(64,533)	(59,436)	232,992	159,101
Amortization of deferred investment tax credits	(5,265)	(5,265)	(15,794)	(15,794)
Adjustment to tax return filed	(103,012)	(245,189)	(103,012)	(245,189)
Other	14,554	(10,789)	(77)	(8,883)

Total income tax expense (benefit)	$(698,946)	$(736,110)	$2,066,232	$1,001,280

The “Adjustment to tax return filed” line above for the three and nine months ended September 30, 2013 includes an income tax benefit of $103,012 related to the correction of income tax items related to 2012 recorded during the three months ended September 30, 2013.

The Company files its income tax returns on a consolidated basis. Rate-regulated operations record cumulative increases in deferred taxes as income taxes recoverable from customers. The Company uses the deferral method to account for investment tax credits as required by regulatory commissions. Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are measured based upon the temporary differences between the financial statement and income tax basis of assets and liabilities, using current tax rates.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three and nine months ended September 30, 2013 and 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of September 30, 2013 and December 31, 2012, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the three and nine months ended September 30, 2013 and 2012, the Company did not recognize interest or penalties.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2008 for federal and state returns remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 11 – Related Party Transactions

Acquisition of John D. Oil and Gas Marketing

On June 1, 2013, the Company and its wholly-owned Ohio subsidiary, GNR, completed the acquisition of substantially all of the assets and certain liabilities of JDOG Marketing, an Ohio company engaged in the marketing of natural gas. The Osborne Trust, of which Mr. Osborne is the sole trustee, is the majority owner of JDOG Marketing and Mr. Osborne is also the Chairman of the Board and Chief Executive Officer of Gas Natural. The acquisition of JDOG Marketing was approved by the independent members of the Company’s board of directors and the Company’s shareholders. See Note 2 – Acquisitions for details regarding this transaction.

Acquisition of 8500 Station Street

On March 5, 2013, the Company purchased the Matchworks building in Mentor, Ohio from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC (collectively, the “Sellers”) by and through Mark E. Dottore as Receiver in the United States District Court. The Sellers are entities owned or controlled by Richard M. Osborne, the Company’s Chairman of the Board and Chief Executive Officer. The acquisition of the Matchworks Building was approved by the independent members of the Company’s board of directors. See Note 2 - Acquisitions for details regarding this transaction.

Notes Receivable

The Company had a note receivable due from JDOG Marketing, a company controlled by Mr. Osborne. In connection to the acquisition of JDOG Marketing, the Company assumed the corresponding liability of this note, effectively settling the note at the close of the acquisition. The note had a maturity date of December 31, 2016 and an annual interest rate of 7.0% relating to funds loaned to JDOG Marketing to finance the acquisition of a gas pipeline. The balance due from JDOG Marketing was $0 and $35,409 (of which, $0 and $10,998 was due within one year) as of September 30, 2013 and December 31, 2012, respectively. The Company had a corresponding agreement to lease the pipeline from JDOG Marketing through December 31, 2016. This pipeline and corresponding lease were also acquired by the Company in the acquisition of JDOG Marketing. Lease expense resulting from this agreement was $0 and $5,500 for the three and nine months ended September 30, 2013, respectively, and $3,300 and $9,900 for the three and nine months ended September 30, 2012, respectively. These amounts are included in the Natural Gas Purchased column below. There was no balance due at September 30, 2013 or December 31, 2012 to JDOG Marketing related to these lease payments. See Note 2 – Acquisitions for details regarding the JDOG Marketing acquisition.

The Company has a note receivable from one of its employees with an annual interest rate of 4%. Monthly payments are based on a 30 year amortization schedule with a balloon payment no later than December 1, 2017. The principal balance due was $98,689 and $99,856 (of which $1,785 and $1,617 is due within one year) as of September 30, 2013 and December 31, 2012, respectively.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Mr. Osborne, at September 30, 2013 and December 31, 2012. These amounts are presented on the balance sheet as Related parties under Accounts receivable and Accounts payable.

	Accounts Receivable		Accounts Payable
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

John D. Oil and Gas Marketing	$—	$3,282	$—	$40,518
Cobra Pipeline	119,176	21,698	14,641	—
Orwell Trumbell Pipeline	10,793	90,385	—	—
Great Plains Exploration	8,095	142,740	36,185	9
Big Oats Oil Field Supply	472	769	107,467	11,270
Kykuit Resources	—	98,037	—	—
John D. Oil and Gas Company	90	—	62,845	—
Sleepy Hollow Oil & Gas	15,128	143,697	—	—
Other	45,936	21,949	14,053	—

Total related party balances	199,690	522,557	235,191	51,797
Less amounts included in discontinued operations	—	—	—	3,868

Total related party balances included in continuing operations	$199,690	$522,557	$235,191	$47,929

The tables below detail transactions with related parties, including companies owned or controlled by Mr. Osborne, for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$227,381	$—	$—	$70,635	$218
Orwell Trumbell Pipeline	51,621	—	—	115	31,582
Great Plains Exploration	189,991	—	1,341	669	1,500
Big Oats Oil Field Supply	—	603,360	161,597	78	800
John D. Oil and Gas Company	186,921	—	—	143	6,333
Sleepy Hollow Oil & Gas	—	—	—	—	124
OsAir	51,891	—	7,198	139	22,910
Other	21,053	—	15,285	1,131	272

Total	$728,858	$603,360	$185,421	$72,910	$63,739

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2012
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$434,092	$—	$3,856	$3,282	$—
Cobra Pipeline	22,793	—	2,176	—	3,558
Orwell Trumbell Pipeline	50,535	—	—	128	—
Great Plains Exploration	81,535	—	—	486	1,773
Big Oats Oil Field Supply	—	215,629	69,823	29	187
John D. Oil and Gas Company	90,270	—	—	144	—
OsAir	43,029	—	—	144	—
Other	18,368	—	30,000	1,677	47

Total	$740,622	$215,629	$105,855	$5,890	$5,565

The tables below detail transactions with related parties, including companies owned or controlled by Mr. Osborne, for the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30, 2013
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

John D. Oil and Gas Marketing	$952,899	$—	$7,271	$5,470	$—
Cobra Pipeline	737,252	—	—	115,116	243
Orwell Trumbell Pipeline	469,661	—	—	10,883	31,883
Great Plains Exploration	506,716	854	1,341	13,348	31,809
Big Oats Oil Field Supply	—	2,081,043	465,269	2,824	925
John D. Oil and Gas Company	554,466	5,976	—	286	20,923
Sleepy Hollow Oil & Gas	—	—	—	—	562
Kykuit Resources	—	—	—	—	1,050
OsAir	182,871	—	87,671	762	54,378
Other	55,452	854	45,296	19,554	44,799

Total	$3,459,317	$2,088,727	$606,848	$168,243	$186,572

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30, 2012
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$1,843,487	$9,870	$5,988	$3,282	$6,564
Cobra Pipeline	305,311	890	2,667	—	23,012
Orwell Trumbell Pipeline	348,191	—	19,429	1,062	2,898
Great Plains Exploration	335,571	—	—	5,372	9,143
Big Oats Oil Field Supply	—	687,091	194,854	1,454	6,951
Sleepy Hollow Oil & Gas	—	—	—	—	5,113
John D. Oil and Gas Company	462,343	—	—	—	—
OsAir	191,160	—	14,181	—	—
Other	98,733	—	97,171	23,920	718

Total	$3,584,796	$697,851	$334,290	$35,090	$54,399

In addition, the Company accrued a liability of $116,624 and $595,240 due to companies controlled by Mr. Osborne for natural gas used through September 30, 2013 and December 31, 2012, respectively, that were not yet invoiced. The related expense is included in the gas purchased line item in the accompanying statements of comprehensive income. These amounts will be trued up to the actual invoices when received in future periods.

Note 12 – Operating Segments

The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production business, propane business, and federally regulated pipeline business. See Note 3 – Discontinued Operations for more information regarding the Company’s Propane Operations segment. The Company has regulated utility businesses in the states of Kentucky, Maine, Montana, North Carolina, Ohio, Pennsylvania and Wyoming and these businesses are aggregated together to form the natural gas operations. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable and payable, equity, and subsidiary investments.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline, propane, and corporate and other operations.

Three Months Ended September 30, 2013
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$13,034,925	$4,036,248	$99,289	$—	$17,170,462
Intersegment elimination	(77,143)	(1,919,083)	—	—	(1,996,226)

Total operating revenue	12,957,782	2,117,165	99,289	—	15,174,236

COST OF SALES	5,617,475	3,620,637	—	—	9,238,112
Intersegment elimination	(77,143)	(1,919,083)	—	—	(1,996,226)

Total cost of sales	5,540,332	1,701,554	—	—	7,241,886

GROSS MARGIN	$7,417,450	$415,611	$99,289	$—	$7,932,350

OPERATING EXPENSES	8,050,025	604,673	41,746	264,835	8,961,279
Intersegment elimination	—	—	—	(25,185)	(25,185)

Total operating expenses	8,050,025	604,673	41,746	239,650	8,936,094

OPERATING INCOME (LOSS)	$(632,575)	$(189,062)	$57,543	$(239,650)	$(1,003,744)

DISCONTINUED OPERATIONS	$—	$—	$—	$(113,022)	$(113,022)

NET INCOME (LOSS)	$(579,412)	$(129,525)	$42,548	$(337,949)	$(1,004,338)

Three Months Ended September 30, 2012
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$10,535,653	$2,966,366	$95,162	$—	$13,597,181
Intersegment elimination	(77,451)	(1,156,534)	—	—	(1,233,985)

Total operating revenue	10,458,202	1,809,832	95,162	—	12,363,196

COST OF SALES	4,241,809	2,717,296	—	—	6,959,105
Intersegment elimination	(77,451)	(1,156,534)	—	—	(1,233,985)

Total cost of sales	4,164,358	1,560,762	—	—	5,725,120

GROSS MARGIN	$6,293,844	$249,070	$95,162	$—	$6,638,076

OPERATING EXPENSE	6,731,563	181,982	39,302	158,370	7,111,217

OPERATING INCOME (LOSS)	$(437,719)	$67,088	$55,860	$(158,370)	$(473,141)

DISCONTINUED OPERATIONS	$—	$—	$—	$(185,479)	$(185,479)

NET INCOME (LOSS)	$(581,901)	$326,688	$99,285	$(515,293)	$(671,221)

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2013
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$70,891,243	$13,852,389	$302,608	$—	$85,046,240
Intersegment elimination	(242,502)	(5,517,763)	—	—	(5,760,265)

Total operating revenue	70,648,741	8,334,626	302,608	—	79,285,975

COST OF SALES	39,948,344	12,312,274	—	—	52,260,618
Intersegment elimination	(242,502)	(5,517,763)	—	—	(5,760,265)

Total cost of sales	39,705,842	6,794,511	—	—	46,500,353

GROSS MARGIN	$30,942,899	$1,540,115	$302,608	$—	$32,785,622

OPERATING EXPENSES	23,272,605	1,109,762	132,881	697,091	25,212,339
Intersegment elimination	(12,569)	—	—	(58,845)	(71,414)

Total operating expenses	23,260,036	1,109,762	132,881	638,246	25,140,925

OPERATING INCOME (LOSS)	$7,682,863	$430,353	$169,727	$(638,246)	$7,644,697

DISCONTINUED OPERATIONS	$—	$—	$—	$(218,837)	$(218,837)

NET INCOME (LOSS)	$3,895,895	$297,808	$103,640	$(840,874)	$3,456,469

Nine months ended September 30, 2012
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Corporate and Other	Consolidated

OPERATING REVENUES	$53,349,493	$8,743,756	$305,039	$—	$62,398,288
Intersegment elimination	(241,659)	(3,986,476)	—	—	(4,228,135)

Total operating revenue	53,107,834	4,757,280	305,039	—	58,170,153

COST OF SALES	27,090,234	7,792,965	—	—	34,883,199
Intersegment elimination	(241,659)	(3,986,476)	—	—	(4,228,135)

Total cost of sales	26,848,575	3,806,489	—	—	30,655,064

GROSS MARGIN	$26,259,259	$950,791	$305,039	$—	$27,515,089

OPERATING EXPENSES	20,452,543	733,384	139,691	382,330	21,707,948

OPERATING INCOME (LOSS)	$5,806,716	$217,407	$165,348	$(382,330)	$5,807,141

DISCONTINUED OPERATIONS	$—	$—	$—	$(382,006)	$(382,006)

NET INCOME (LOSS)	$2,729,686	$386,429	$160,542	$(1,389,223)	$1,887,434

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s assets by reportable segments:

	Natural Gas Operations	Marketing and Production	Pipeline Operations	Corporate and Other	Consolidated

As of September 30, 2013

Goodwill	$14,891,377	$2,101,744	$—	$—	$16,993,121
Investment in unconsolidated affiliate	—	351,724	—	—	351,724

Total assets	$161,232,659	$11,515,386	$617,798	$79,078,691	$252,444,534
Intersegment eliminations	(40,781,547)	(3,384,389)	(28,100)	(20,773,177)	(64,967,213)

Total assets	$120,451,112	$8,130,997	$589,698	$58,305,514	$187,477,321

As of December 31, 2012

Goodwill	$14,891,377	$—	$—	$—	$14,891,377
Investment in unconsolidated affiliate	—	321,731	—	—	321,731

Total assets	$169,616,395	$8,786,247	$632,466	$68,443,708	$247,478,816
Intersegment eliminations	(46,338,335)	(447,549)	(16,073)	(26,213,400)	(73,015,357)

Total assets	$123,278,060	$8,338,698	$616,393	$42,230,308	$174,463,459

Note 13 – Commitments and Contingencies

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

During the year ended December 31, 2010, the PUCO conducted audits of NEO and Orwell’s rates as filed from September 2007 through August 2009 and January 2008 through June 2010, respectively. The PUCO provided the primary audit findings during the fourth quarter of 2010, taking the position that NEO had not included approximately $1,100,000 of costs and Orwell included an excess of approximately $1,050,000 of costs in the filings under audit. On October 26, 2011, the PUCO adopted and approved a Joint Stipulation that finalizes the adjustments for NEO and Orwell to approximately $1,100,000 and ($964,000), respectively. However, the Joint Stipulation modified the refund period for Orwell to one year as compared to two years as originally identified. The Company considered the modification to be material and sought rehearing. On December 22, 2011, the PUCO affirmed its Finding and Order requiring Orwell’s refund to be completed over twelve months. The collection and repayment of the under-recovery and

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

over-recovery for NEO and Orwell began in February, 2012, respectively. These adjustments appeared on the accompanying consolidated balance sheets as part of “recoverable cost of gas purchases” and “over-recovered gas purchases.” The remaining balance in NEO’s recovered cost of gas purchases are $127,626 and $707,002 at September 30, 2013 and December 31, 2012, respectively. The remaining balance in Orwell’s over-recovered gas purchases are $0 and $237,175 at September 30, 2013 and December 31, 2012, respectively.

During the year ended December 31, 2011, the PUCO conducted an audit of Brainard’s rates as filed from July 2009 through June 2011. The Staff of the PUCO recommended a finding that Brainard collected excess gas costs of approximately $104,000. The Company agreed that excess gas costs were collected, but only in the amount of approximately $48,000. An evidentiary hearing was convened on November 3, 2011, resumed on March 27, 2012 and concluded on April 12, 2012. On August 8, 2012 the PUCO issued its order requiring that Brainard refund approximately $104,000 with interest over twelve months. The Company filed an application for rehearing on September 26, 2012 which was denied by entry on rehearing issued on September 26, 2012. The Company initiated the refund commencing in October 2012. These adjustments appear on the accompanying consolidated balance sheets as part of “over-recovered gas purchases.” The remaining balance in Brainard’s over-recovered gas purchases are $5,760 and $99,479 at September 30, 2013 and December 31, 2012, respectively.

The PUCO retrospectively reviews the Company’s purchases of natural gas on an annual basis. The purpose of this gas cost recovery review is to reconcile the differences, if any, between the amount the Company paid for natural gas and the amount the Company’s customers paid for natural gas. On January 23, 2013, the Commission directed the Commission Staff to examine the compliance of NEO and Orwell under the GCR mechanism. NEO’s GCR audit covered the period from September 2009 through May 2012, and Orwell’s GCR was audited from July 2010 through June 2012. The Commission Staff asserted that NEO could have purchased natural gas from local producers for less and has requested in its report and testimony adjustments to the GCR calculations that would result in a liability for NEO to its customers. Although NEO believes that its gas purchases were prudent and reasonable, the Company determined that it was probable that the proposed NEO GCR adjustment will ultimately be made and as a result, the Company has recorded a $943,550 liability as its best estimate of the GCR adjustment. This amount represents the amount the PUCO calculated related to its audit of the Company’s GCR rate. The Commission Staff also suggested an adjustment that would result in a liability for Orwell to its customers of $251,081. The amount suggested by the PUCO was not materially different from the liability the Company had already recorded for Orwell. As a result, no liability has been recorded in connection with the proposed Orwell GCR adjustment. See Note 15 – Subsequent Events for more information related to this matter.

Trade Receivables

Included in the accounts receivable, trade line item on the accompanying condensed consolidated balance sheet are $1,069,554 and $1,139,778, net of allowance for doubtful accounts of $774,000 and $774,000 at September 30, 2013 and December 31, 2012, respectively, for amounts due to the Company by a large industrial customer that is currently under Chapter 11 bankruptcy protection. All but $178,546 of the amounts were incurred after the customer’s petition for bankruptcy was filed and the Company believes it will ultimately receive payment as the customer emerges from bankruptcy protection.

Note 14 – Financial Instruments and Risk Management

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2013 and December 31, 2012, all of the Company’s fixed contracts for purchase or sale at fixed prices and volumes qualified for treatment as a “normal purchase or normal sale.”

Note 15 – Subsequent Events

Dividends

On October 1, 2013, the Company declared a dividend of $0.045 per share that is payable to shareholders of record on October 15, 2013. There were 10,371,678 shares outstanding on October 15, 2013 resulting in a total dividend of $466,726 which was paid to shareholders on October 31, 2013.

Public Offering

On November 5, 2013, the Company closed an underwritten public offering of 1,134,155 shares of its common stock at a price of $10.00 per share less an underwriting discount of 5.75% and fees of $100,000. Of these shares, 80,000 shares were sold by the Company, 1,006,911 shares were sold by Mr. Osborne, the Company’s Chairman and Chief Executive Officer, and 47,244 shares were sold by Thomas J. Smith, the Company’s Chief Financial Officer. The Company will not receive any proceeds from the sale of shares by Mr. Osborne or Mr. Smith. The Company also granted the underwriters a 30 day option to purchase up to an additional 170,000 shares to cover over-allotments, if any. The Company received a total of $654,000 in proceeds from the offering, net of underwriting discount and various fees. The Company expects to use the proceeds for capital expenditures, working capital, acquisitions and other general corporate purposes.

Independence Sale

On November 6, 2013, the Company closed on the sale of Independence to Blue Ridge for a total of $2.3 million. This sale will result in the Company recording a gain on sale of approximately $22,000 in the fourth quarter of 2013. See Note 3 - Discontinued Operations for more information regarding this transaction.

PUCO Audits

On November 13, 2013, the PUCO issued an Opinion and Order in the pending NEO and Orwell GCR cases; case numbers 12-209-GA-GCR and 12-212-GA-GCR. The Order confirms the adjustments proposed by the Commission Staff discussed in Note 13 – Commitments and Contingencies. The Company believes that the liabilities previously recorded in connection to this matter adequately reflect the adjustments made in the Order as well as all estimable disallowed items included in the Company’s GCR between the audit period and the date of the financial statements. However, the Company is aware of items that the PUCO has disallowed as part of its audit that are included in its GCR post the PUCO audit period that cannot be estimated at this time due to a lack of information. The Company is working with the PUCO to understand these items and adjustments will be made once more information is known. These adjustments could materially impact the Company’s financial statements. In addition, the PUCO’s Order finds that an investigative audit of NEO, Orwell and all affiliated and related companies should be undertaken by an outside auditor. The costs associated with these audits cannot be estimated at this time and will be the responsibility of the Company. Finally the Order imposes civil forfeitures of $26,000 and $50,000 for NEO and Orwell, respectively. The Company has not yet had an opportunity to fully analyze the Order or determine its response but currently intends to file a Motion for Rehearing to appeal the Order.

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

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 74,000 customers. Our natural gas utility subsidiaries are Bangor Gas Company (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Energy West Wyoming (Wyoming), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas and gas pipeline transmission and gathering operations. Due to the sale of the assets of Independence in November 2013, the Company’s propane operations were classified as discontinued as of September 30, 2013. See Item 1 – Financial Statements – Note 3 – Discontinued Operations. Approximately 85% and 89% of our revenues in the three and nine months ended September 30, 2013 were derived from our natural gas utility operations. Our revenue is seasonal in nature; therefore, the largest portion of our operating revenue is generated during the colder months when our sales volumes increase considerably. The interim results on the accompanying condensed consolidated statement of comprehensive income are not indicative of the estimated results for a full fiscal year.

The following summarizes the critical events that impacted our results of operations during the three and nine months ended September 30, 2013:

•	Continued customer growth in our Maine and North Carolina markets caused gross margin to increase in the three months ended September 30, 2013 as compared to the same period in 2012.

•	Colder weather throughout our service territories and continued customer growth in our Maine and North Carolina markets in the nine months ended September 30, 2013 fueled a large increase in gross margin for our natural gas operations as compared to the 2012 period. Partially offsetting this increase is a charge of $944,000 for the disallowance of gas costs resulting from the gas cost recovery audit by the PUCO in Ohio.

•	Our recently formed LNG business continued its contribution to gross margin as did the newly-formed GNR, which contains the assets purchased from JDOG Marketing in June of this year.

•	Operating expenses from GNR accounted for significant additional expenses in the 2013 period, including amortization of customer relationships of $83,000 and an unrealized holding loss of $215,000. As described in Item 1 – Financial Statements, Note 2 – Acquisitions, the purchase contract for the JDOG Marketing assets includes an earn-out provision for which we have recorded a contingent consideration liability on the accompanying condensed consolidated balance sheet at September 30, 2013. Pursuant to the accounting rules, this liability has been revalued to fair value at September 30, 2013 from the fair value at June 30, 2013. The liability is valued based on projected EBITDA and the actual EBITDA for GNR in the three months ended September 30, 2013 was higher than projected, leading to the increase in liability and expense.

•	The sale of the assets of Independence has caused our propane operations to be classified as discontinued as of September 30, 2013 (See Item 1 – Financial Statements – Note 3 – Discontinued Operations). Loss from discontinued operations accounted for 11% of the Company’s net loss for the 3 months ended September 30, 2013, compared to 28% for the same period in 2012.

•	The amortizing term loan with Bank of America and the $2.989 million Senior Secured Guaranteed Note with Sun Life which were procured in the last half of 2012 and the capital lease obligation related to the Loring pipeline purchase caused an increase in interest expense for the three and nine months ended September 30, 2013 compared to the 2012 period.

•	Acquisition costs decreased significantly in both the three and nine months ended September 30, 2013 compared to same periods in 2012.

Our financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations, and Corporate and Other.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2012. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Loss from Discontinued Operations —The 2013 and 2012 results of the Company’s Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence. See Item 1 – Financial Statements, Note 3 – Discontinued Operations for further information. The Company’s loss from discontinued operations for the three months ended September 30, 2013 was $113,000 or $0.01 per share, compared to a net loss of $185,000 or $0.02 per share for the three months ended September 30, 2012, a decrease of $72,000. The decrease is due to a combination of higher margins with colder weather, decreased operating expenses and an increased income tax benefit in the current period.

Net Loss from Continuing Operations — The Company’s loss from continuing operations for the three months ended September 30, 2013 was $891,000, or $0.09 per share, compared to a net loss of $486,000 or $0.06 per share for the three months ended September 30, 2012, an increase of $405,000. Net income from our gas marketing and production operations decreased by $456,000 and net income from our pipeline operations decreased by $57,000. Offsetting these, net loss from our natural gas operations decreased by $3,000 and net loss from our corporate and other segment decreased by $105,000 to a loss of $225000

Revenues — Revenues increased by $2,811,000 to $15,174,000 for the three months ended September 30, 2013 compared to $12,363,000 for the same period in 2012. The increase was primarily attributable to: (1) a natural gas revenue increase of $2,500,000 due to higher prices for natural gas passed through to our customers in all of our markets and a volume increase from full service and transportation customers in our Maine and North Carolina markets; and (2) an increase of $307,000 in the revenue from our marketing and production operation primarily due to sales from our recently formed LNG line of business and our newly-acquired marketing company, GNR.

Gross Margin — Gross margin increased by $1,294,000 to $7,932,000 for the three months ended September 30, 2013 compared to $6,638,000 for the same period in 2012. Our natural gas operation’s margins increased $1,124,000, due primarily to increased sales and continued customer growth in our Maine and North Carolina markets. Gross margin from our marketing and production operations increased $167,000 primarily from our LNG business and our newly acquired marketing company.

Operating Expenses — Operating expenses, other than cost of sales, increased by $1,825,000 to $8,936,000 for the three months ended September 30, 2013 compared to $7,111,000 for the same period in 2012. Operating expenses from our natural gas operations increased by $1,318,000 due to the following: (1) distribution, general and administrative expenses increased by $708,000 due to increases in salaries, professional services, and property insurance expense; (2) depreciation expense increased by $137,000 due to increased capital expenditures; and (3) operating expenses related to the newly-acquired Loring pipeline totaled $370,000 in the 2013 period. In our marketing and production segment, operating expenses from the newly-acquired marketing company accounted for $337,000 of additional expenses in the 2013 period and included amortization of customer relationships of $83,000 and an unrealized holding loss of $215,000, related to the required quarterly revaluation of the contingent consideration liability from the earn-out provision in the JDOG Marketing purchase contract. Operating expenses in our corporate and other segment increased by $80,000 due to increases in payroll costs.

Other Income, net — Other income, net increased by $196,000 to income of $314,000 for the three months ended September 30, 2013 compared to $117,000 for the same period in 2012 due primarily to increased service sales in the 2013 period compared to the same period in 2012.

Acquisition Expense — Acquisition expense decreased by $121,000 to $88,000 for the three months ended September 30, 2013 compared to $209,000 of expense for the same period in 2012. Included in the acquisition costs in the 2012 period is $109,000 in costs related to the potential expansion of natural gas into a new state and $48,000 related to the acquisition of the assets of JDOG Marketing.

Stock Sale Expense — Stock sale expense decreased by $19,000 to $0 for the three months ended September 30, 2013 compared to $19,000 of expenses for the same period in 2012 paid in connection with our CEO’s stock sale.

Interest Expense — Interest expense increased by $178,000 to $812,000 for the three months ended September 30, 2013 compared to $634,000 for the same period in 2012. The 2013 period includes interest on the amortizing term loan with Bank of America of $53,812 and interest on the Sun Life Senior Secured Guaranteed Note of $30,752. In addition, interest expense related to capital lease obligations totaled $64,000 in the 2013 period compared to $0 in the 2012 period. The remaining difference is primarily due to increases in amortization of debt issuance costs related to the procurement of these two loans.

Income Tax Benefit (Expense) — Income tax benefit decreased by $37,000 to a benefit of $699,000 for the three months ended September 30, 2013 compared to a benefit of $736,000 for the same period in 2012. The decrease is primarily due to the 2013 and 2012 tax benefits from the true-up to the prior year’s tax return of $103,000 and $245,000, respectively, causing a decrease in benefit of $142,000. This was partially offset by an increase in pre-tax loss for the current year. The Company’s estimated annual effective tax rate decreased to 38.04% for the three months ended September 30, 2013 compared to 38.86% in the 2012 period.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Loss from Discontinued Operations—The 2013 and 2012 results of the Company’s Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence. See Item 1 – Financial Statements, Note 3 – Discontinued Operations for further information. The Company’s loss from discontinued operations for the nine months ended September 30, 2013 was $219,000 or $0.02 per share, compared to a net loss of $382,000 or $0.05 per share for the nine months ended September 30, 2012, a decrease of $163,000. The decrease is due to a combination of higher margins with colder weather and decreased operating expenses, partially offset by an increase in interest expense in the current period.

Net Income from Continuing Operations — Net income from continuing operations for the nine months ended September 30, 2013 was $3,675,000 or $0.41 per diluted share, compared to a net income of $2,269,000 or $0.28 per diluted share for the nine months ended September 30, 2012, an increase of $1,406,000. Net income from our natural gas operations increased by $1,166,000, due primarily to colder weather and customer growth. Net loss from our corporate and other segment decreased by $385,000, to a loss of $841,000. Net income from our gas marketing and production operations decreased by $89,000. Net income from our pipeline operations decreased by $56,000.

Revenues — Revenues increased by $21,116,000 to $79,286,000 for the nine months ended September 30, 2013 compared to $58,170,000 for the same period in 2012. The increase was primarily attributable to: (1) a natural gas revenue increase of $17,541,000 due to higher prices for natural gas passed through to our customers in all of our markets and a volume increase from full service and transportation customers in our Maine and North Carolina markets; and (2) an increase of $3,577,000 in the revenue from our marketing and production operation primarily due to sales from our recently formed LNG line of business.

Gross Margin — Gross margin increased by $5,271,000 to $32,786,000 for the nine months ended September 30, 2013 compared to $27,515,000 for the same period in 2012. Our natural gas operation’s margins increased $4,684,000, due to colder weather in all of our service territories leading to increased sales and continued customer growth in our Maine and North Carolina markets. Gross margin from our marketing and production operations increased $589,000 primarily from our LNG business and our newly-acquired marketing company, GNR. Gross margin from our pipeline operations decreased $2,000.

Operating Expenses — Operating expenses, other than cost of sales, increased by $3,433,000 to $25,141,000 for the nine months ended September 30, 2013 compared to $21,708,000 for the same period in 2012. Operating expenses from our natural gas operations increased by $2,808,000 due to the following: (1) distribution, general and administrative expenses increased by $1,428,000 due to increases in salaries and professional services; (2) operating expenses from the newly-acquired Loring pipeline totaled $582,000 in the 2013 period; (3) depreciation expense increased by $375,000 due to increased capital expenditures and (4) the newly-acquired PGC accounted for $279,000 of this increase. In our marketing and production segment, operating expenses from the newly-acquired GNR accounted for $347,000 of additional expenses in the 2013 period and included amortization of customer relationships of $83,000 and an unrealized holding loss of $215,000, related to the required quarterly revaluation of the contingent consideration liability from the earn-out provision in the JDOG Marketing purchase contract. Operating expenses in our corporate and other segment increased by $256,000.

Other Income, net — Other income, net increased by $277,000 to income of $727,000 for the nine months ended September 30, 2013 compared to $450,000 for the same period in 2012. Our marketing and production segment recorded a gain on the sale of compressed natural gas equipment of $154,000. Increased service sales in natural gas operations accounted for the remaining increase.

Acquisition Expense — Acquisition expense decreased by $542,000 to $244,000 for the nine months ended September 30, 2013 compared to $786,000 for the same period in 2012 due to less acquisition due diligence activity in the 2013 period. The 2013 period includes costs related to the acquisition of the assets of JDOG Marketing of $227,000 compared to $306,000 of costs in the 2012 period. The 2012 period also included $337,000 related to the potential expansion of natural gas into another state.

Stock Sale Expense — Stock sale expense decreased by $274,000 to $0 for the nine months ended September 30, 2013 compared to $274,000 of expenses for the same period in 2012 paid in connection with our CEO’s stock sale.

Interest Expense — Interest expense increased by $463,000 to $2,381,000 for the nine months ended September 30, 2013 compared to $1,918,000 for the same period in 2012. The 2013 period includes interest on the amortizing term loan with Bank of America of $162,564 and interest on the Sun Life Senior Secured Guaranteed Note with Sun Life of $92,255. In addition, interest expense related to capital lease obligations totaled $130,000. The remaining difference is primarily due to increases in amortization of debt issuance costs related to the procurement of these two loans.

Income Tax Expense — Income tax expense increased by $1,065,000 to $2,066,000 for the nine months ended September 30, 2013 compared to $1,001,000 for the same period in 2012. The increase is primarily due to an increase in pre-tax income. In addition, the 2013 and 2012 periods each included a tax benefit from the true-up to the prior year’s tax return of $103,000 and $245,000, respectively, causing an increase in expense of $142,000. The Company’s estimated annual effective tax rate decreased to 38.04% for the nine months ended September 30, 2013 from 38.86% in the 2012 period.

Net Income (Loss) by Segment and Service Area

The components of net income for the three and nine months ended September 30, 2013 and 2012 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Natural Gas Operations
Energy West Montana (MT)	$(96)	$345	$816	$1,003
Energy West Wyoming (WY)	(139)	(70)	109	90
Frontier Natural Gas (NC)	375	167	1,878	1,039
Bangor Gas (ME)	145	329	1,429	1,439
Ohio Companies (OH)	(798)	(1,313)	(250)	(768)
Public Gas (PGC)	(66)	(40)	(86)	(73)

Total Natural Gas Operations	$(579)	$(582)	$3,896	$2,730
Marketing & Production Operations	(129)	327	297	386
Pipeline Operations	42	99	104	161

	(666)	(156)	4,297	3,277
Corporate & Other	(225)	(330)	(622)	(1,007)

Net Income - Continuing Operations	$(891)	$(486)	$3,675	$2,270

Propane Operations - Discontinued Operations	$(113)	$(185)	$(219)	$(382)

Consolidated Net Income	$(1,004)	$(671)	$3,456	$1,888

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Natural Gas Operations
Operating revenues	$12,958	$10,458	$70,649	$53,108
Gas Purchased	5,540	4,164	39,706	26,849

Gross Margin	7,418	6,294	30,943	26,259
Operating expenses	8,050	6,732	23,260	20,452

Operating income (loss)	(632)	(438)	7,683	5,807
Other income (expense)	297	183	595	591

Income (loss) before interest and taxes	(335)	(255)	8,278	6,398
Interest (expense)	(743)	(601)	(2,159)	(1,831)

Income (loss) before income taxes	(1,078)	(856)	6,119	4,567
Income tax benefit (expense)	499	274	(2,223)	(1,837)

Net Income (Loss)	$(579)	$(582)	$3,896	$2,730

Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Full Service Distribution Revenues
Residential	$4,041	$3,491	$28,574	$22,025
Commercial	5,898	4,493	31,829	22,461
Industrial	326	222	769	620
Other	22	9	68	79

Total full service distribution	10,287	8,215	61,240	45,185
Transportation	2,383	1,955	8,546	7,060
Bucksport	288	288	863	863

Total operating revenues	$12,958	$10,458	$70,649	$53,108

Utility Throughput

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million cubic feet (MMcf))	2013	2012	2013	2012
Full Service Distribution
Residential	325	316	3,273	2,696
Commercial	624	548	3,521	2,924
Industrial	53	50	144	134

Total full service	1,002	914	6,938	5,754
Transportation	2,580	2,107	8,482	7,441
Bucksport	3,672	3,598	10,545	10,512

Total Volumes	7,254	6,619	25,965	23,707

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended September 30,		Percent (Warmer) Colder 2013 Compared to
	Normal	2013	2012	Normal	2012
Great Falls, MT	359	190	177	(47.08%)	7.34%
Cody, WY	257	161	100	(37.35%)	61.00%
Bangor, ME	239	249	231	4.18%	7.79%
Elkin, NC	30	72	72	140.00%	0.00%
Youngstown, OH	183	189	190	3.28%	(0.53%)
Jackson, KY	84	91	102	8.33%	(10.78%)

		Nine Months Ended September 30,		Percent (Warmer) Colder 2013 Compared to
	Normal	2013	2012	Normal	2012
Great Falls, MT	4,757	4,382	4,181	(7.88%)	4.81%
Cody, WY	4,359	4,291	3,743	(1.56%)	14.64%
Bangor, ME	5,046	5,006	4,456	(0.79%)	12.34%
Elkin, NC	2,484	2,750	2,049	10.71%	34.21%
Youngstown, OH	4,126	4,082	3,272	(1.07%)	24.76%
Jackson, KY	2,756	2,997	2,238	8.74%	33.91%

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Revenues and Gross Margin

Revenues increased by $2,500,000 to $12,958,000 for the three months ended September 30, 2013 compared to $10,458,000 for the same period in 2012. This increase is the result of the following factors:

1)	Revenue from our Maine and North Carolina markets increased by $1,166,000 on a volume increase from full service and transportation customers of 229 MMcf in the three months ended September 30, 2013 compared to the same period in 2012. Continued customer growth in both markets and an increase in the price paid for natural gas passed on to our customers in both markets account for the increase.

2)	Revenues from our Ohio market increased $572,000. Revenue to full service customers increased $532,000 on a volume increase of 9 MMcf in the three months ended September 30, 2013 compared to the same period in 2012, due to higher prices for natural gas passed through to our customers.

3)	Revenue from our Montana and Wyoming markets increased $740,000 on a volume increase of 18 MMcf in the three months ended September 30, 2013 compared to the same period in 2012, due to higher prices for natural gas passed through to our customers.

4)	Revenue from our Kentucky market increased by $22,000 on a volume decrease of 4 MMcf in the three months ended September 30, 2013 compared to the same period in 2012, due to higher prices for natural gas passed through to our customers.

Gas purchased increased by $1,376,000 to $5,540,000 for the three months ended September 30, 2013 compared to $4,164,000 for the same period in 2012. The increase is due primarily to the increased sales volumes in the 2013 period compared to the 2012 period and the increase in the price paid for natural gas in our Maine market. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $1,124,000 to $7,418,000 for the three months ended September 30, 2013 compared to $6,294,000 for the same period in 2012. Increased customer growth in our Maine and North Carolina markets resulted in an $805,000 increase in gross margin. Gross margin in our Ohio market increased by $266,000. We experienced smaller increases in our gross margins in other states.

Earnings

The Natural Gas Operations segment’s net loss for the three months ended September 30, 2013 was $579,000 or $0.06 per share, compared to a loss of $582,000, or $0.07 per share, for the three months ended September 30, 2012.

Operating expenses increased by $1,318,000 to $8,050,000 for the three months ended September 30, 2013 compared to $6,732,000 for the same period in 2012. Distribution, general and administrative expenses increased by $708,000, due to increases in salaries, professional services and property insurance expense. Operating expenses related to the newly-acquired Loring pipeline totaled $370,000 in the 2013 period and $0 in the 2012 period. Depreciation increased by $137,000 due to increased capital expenditures.

Other income increased by $114,000 to income of $297,000 for the three months ended September 30, 2013 compared to income of $183,000 for the same period in 2012. Income from service sales increased in the 2013 period by $110,000.

Interest expense increased by $142,000 to $743,000 for the three months ended September 30, 2013 compared to $601,000 for the same period in 2012. The 2013 period includes interest on the amortizing term loan with Bank of America of $53,812, interest on the Senior Secured Guaranteed Note with Sun Life of $30,752 and amortization of associated debt issue costs. In addition, interest expense related to capital lease obligations totaled $64,000 in the 2013 period compared to $0 in the 2012 period.

Income tax benefit increased by $225,000 to a benefit of $499,000 for the three months ended September 30, 2013 compared to a benefit of $274,000 for the same period in 2012. The 2013 period includes a benefit of $107,000 related to the true-up of the prior year’s tax return, while the 2012 period included a tax expense of $87,000, for a difference of $194,000. The remaining difference is due to the increase in the pre-tax loss in 2013 compared to 2012.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Revenues and Gross Margin

Revenues increased by $17,541,000 to $70,649,000 for the nine months ended September 30, 2013 compared to $53,108,000 for the same period in 2012. This increase is the result of the following factors:

1)	Revenue from our Maine and North Carolina markets increased by $8,808,000 on a volume increase from full service and transportation customers of 953 MMcf in the nine months ended September 30, 2013 compared to the same period in 2012. Continued customer growth in both markets and an increase in the price paid for natural gas passed on to our customers in our Maine market account for the increase.

2)	Revenues from our Ohio market increased $6,427,000. Revenue to full service customers increased $6,248,000 on a volume increase of 544 MMcf in the nine months ended September 30, 2013 compared to the same period in 2012 due to significantly colder weather in 2013 than in 2012.

3)	Revenue from our Montana and Wyoming markets increased $1,700,000 on a volume increase of 368 MMcf in the nine months ended September 30, 2013 compared to the same period in 2012, due to colder weather in the 2013 period than in the 2012 period.

4)	Revenue from PGC, our Kentucky market, increased by $606,000 in the nine months ended September 30, 2013 compared to the same period in 2012. The purchase of PGC occurred on April 1, 2012 and revenue from the first quarter of 2013 accounts for $471,000 of the increase.

Gas purchased increased by $12,857,000 to $39,706,000 for the nine months ended September 30, 2013 compared to $26,849,000 for the same period in 2012. The increase is due primarily to the increased sales volumes in the 2013 period compared to the 2012 period and the increase in the price paid for natural gas in our Maine market. Included in the 2013 results is a charge of $944,000 for the disallowance of gas costs resulting from the gas cost recovery audit by the PUCO in Ohio. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $4,684,000 to $30,943,000 for the nine months ended September 30, 2013 compared to $26,259,000 for the same period in 2012. Increased customer growth in our Maine and North Carolina markets resulted in a $2,959,000 increase in gross margin. Gross margin in our Ohio market increased by $1,149,000, primarily due to the cold weather in 2013. Our Montana and Wyoming markets increased by $316,000, and PGC increased margin by $260,000.

Earnings

The Natural Gas Operations segment’s net income for the nine months ended September 30, 2013 was $3,896,000 or $0.43 per diluted share, compared to $2,730,000, or $0.33 per diluted share, for the nine months ended September 30, 2012.

Operating expenses increased by $2,808,000 to $23,260,000 for the nine months ended September 30, 2013 compared to $20,452,000 for the same period in 2012. Distribution, general and administrative expenses increased by $1,428,000 due to increases in salaries and professional services. Operating expenses related to the newly-acquired Loring pipeline totaled $582,000 in the 2013 period and $0 in the 2012 period. Depreciation increased by $375,000 due to increased capital expenditures. Operating expenses from the newly-acquired PGC increased by $279,000. The purchase of PGC occurred on April 1, 2012 and expenses from the first quarter of 2013 accounted for $136,000 of the PGC increase.

Other income increased by $4,000 to income of $595,000 for the nine months ended September 30, 2013 compared to income of $591,000 for the same period in 2012. Acquisition costs related to the purchase of the Matchworks building asset in 2013 totaled $47,000 after a final accounting adjustment in recording the purchase of the asset. This expense was offset by an increase in service sales in the 2013 period of $56,000.

Interest expense increased by $328,000 to $2,159,000 for the nine months ended September 30, 2013 compared to $1,831,000 for the same period in 2012. The 2013 period includes interest on the amortizing term loan with Bank of America of $163,000, interest on the Senior Secured Guaranteed Note with Sun Life of $92,000 and amortization of associated debt issue costs. In addition, interest expense related to capital lease obligations totaled $130,000.

Income tax expense increased by $386,000 to $2,223,000 for the nine months ended September 30, 2013 compared to $1,837,000 for the same period in 2012. The effect of the increase in pre-tax income in 2013 compared to the 2012 period is partially offset by the decrease in the true-up to the prior year’s tax return recorded in each year. The 2013 period includes a benefit of $107,000 related to the true-up of the prior year’s tax return, while the 2012 period included a tax expense of $87,000, for a decrease of $194,000.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Marketing and Production Operations
Operating revenues	$2,117	$1,810	$8,335	$4,757
Gas Purchased	1,701	1,561	6,795	3,806

Gross Margin	416	249	1,540	951
Operating expenses	604	182	1,110	734

Operating income (loss)	(188)	67	430	217
Other income (expense)	—	(3)	151	(6)

Income (loss) before interest and taxes	(188)	64	581	211
Interest (expense)	(28)	(33)	(111)	(80)

Income (loss) before income taxes	(216)	31	470	131
Income tax benefit (expense)	87	296	(173)	255

Net Income (Loss)	$(129)	$327	$297	$386

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Revenues and Gross Margin

Revenues increased by $307,000 to $2,117,000 for the three months ended September 30, 2013 compared to $1,810,000 for the same period in 2012. Revenue from our LNG business increased by $430,000. Revenue from our production operation increased by $21,000 due primarily to higher prices received for volumes produced. Our newly-formed GNR subsidiary containing the assets of JDOG Marketing purchased in June 2013, contributed revenue of $548,000. Revenues from our existing gas marketing operation decreased by $692,000 due primarily to lower sales volumes.

Gross margin increased by $167,000 to $416,000 for the three months ended September 30, 2013 compared to $249,000 for the same period in 2012. Gross margin from our LNG business decreased by $49,000 in the 2013 period compared to the 2012 period. GNR returned margin of $259,000. Margin from our existing gas marketing operation decreased by $32,000 due to the lower sales volumes. Gross margin from our production operation decreased by $11,000.

Earnings

The Marketing and Production segment’s loss for the three months ended September 30, 2013 was $129,000, or $0.013 per share, compared to income of $327,000, or $0.040 per share, for the three months ended September 30, 2012.

Operating expenses increased by $422,000 to $604,000 for the three months ended September 30, 2013 compared to $182,000 for the same period in 2012. Operating expenses from the newly-acquired GNR accounted for $337,000 of additional expenses in the 2013 period and included amortization of customer relationships of $83,000 and an unrealized holding loss of $215,000, related to the required quarterly revaluation of the contingent consideration liability from the earn-out provision in the JDOG Marketing purchase contract. The liability is valued based on projected EBITDA and the actual EBITDA for GNR in the three months ended September 30, 2013 was higher than projected, leading to the increase in liability and expense.

Other income increased by $3,000 for the three months ended September 30, 2013 compared to the same period in 2012.

Income tax benefit decreased by $209,000 to a benefit of $87,000 for the three months ended September 30, 2013 compared to a benefit of $296,000 for the same period in 2012. The 2013 and 2012 periods each included a tax benefit from the true-up to the prior year’s tax return of $6,000 and $256,000, respectively, accounting for a decrease in benefit of $250,000. This is offset by the increase in tax benefit from the large pre-tax loss in 2013.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Revenues and Gross Margin

Revenues increased by $3,578,000 to $8,335,000 for the nine months ended September 30, 2013 compared to $4,757,000 for the same period in 2012. Revenue from our LNG business increased by $3,865,000 Revenue from our production operation increased by $91,000 due primarily to higher prices received for volumes produced. Our newly-formed GNR subsidiary containing the assets of JDOG Marketing, contributed revenue of $756,000. Revenues from our existing gas marketing operation decreased by $1,134,000, due primarily to lower sales volumes.

Gross margin increased by $589,000 to $1,540,000 for the nine months ended September 30, 2013 compared to $951,000 for the same period in 2012. Our LNG business increased gross margin by $284,000 in the 2013 period compared to the 2012 period. Gross margin from our production operation increased by $97,000 due to the higher prices received, GNR returned margin of $318,000, offset by a decrease in gross margin from our existing gas marketing operation of $110,000 due to the lower sales volumes.

Earnings

The Marketing and Production segment’s income for the nine months ended September 30, 2013 was $297,000, or $0.033 per diluted share, compared to $386,000, or $0.047 per diluted share, for the nine months ended September 30, 2012.

Operating expenses increased by $376,000 to $1,110,000 for the nine months ended September 30, 2013 compared to $734,000 for the same period in 2012. Operating expenses from the newly-acquired GNR accounted for $347,000 of additional expenses in the 2013 period and included amortization of customer relationships of $83,000 and an unrealized holding loss of $215,000, related to the required quarterly revaluation of the contingent consideration liability from the earn-out provision in the JDOG Marketing purchase contract. The liability is valued based on projected EBITDA, and the actual EBITDA for GNR in the three months ended September 30, 2013 was higher than projected, leading to the increase in liability and expense.

Other income increased by $157,000 to income of $151,000 for the nine months ended September 30, 2013 from a loss of $6,000 for the same period in 2012 due to the gain on the sale of compressed natural gas equipment of $154,000.

Interest expense increased by $31,000 to $111,000 for the nine months ended September 30, 2013 compared to $80,000 for the same period in 2012.

Income tax expense increased by $428,000 to expense of $173,000 for the nine months ended September 30, 2013 compared to a benefit of $255,000 for the same period in 2012. The 2013 and 2012 periods each included a tax benefit from the true-up to the prior year’s tax return of $6,000 and $256,000 respectively, accounting for an increase in expense of $250,000. The remaining increase is due to the increase in pre-tax income.

PIPELINE OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Pipeline Operations
Operating revenues	$99	$95	$303	$305
Gas Purchased	—	—	—	—

Gross Margin	99	95	303	305
Operating expenses	42	39	133	140

Operating income	57	56	170	165
Other income (expense)	—	—	—	—

Income before interest and taxes	57	56	170	165
Interest (expense)	(8)	—	(22)	(6)

Income before income taxes	49	56	148	159
Income tax benefit (expense)	(7)	43	(44)	1

Net Income	$42	$99	$104	$160

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Net income decreased by $57,000 to $42,000 for the three months ended September 30, 2013 compared to $99,000 for the same period in 2012. The overall impact of the results of our pipeline operations was not material to the results of our consolidated operations.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Net income decreased by $56,000 to $104,000 for the nine months ended September 30, 2013 compared to $160,000 for the same period in 2012. The overall impact of the results of our pipeline operations was not material to the results of our consolidated operations.

CORPORATE AND OTHER OPERATIONS

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. It also includes activity from our insurance business. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012
Corporate and Other
Operating revenues	$—	$—	$—	$—
Gas Purchased	—	—	—	—

Gross Margin	—	—	—	—
Operating expenses	239	159	638	382

Operating income	(239)	(159)	(638)	(382)
Other income (expense)	(72)	(295)	(269)	(1,204)

Income before interest and taxes	(311)	(454)	(907)	(1,586)
Interest (expense)	(32)	—	(88)	—

Income before income taxes	(343)	(454)	(995)	(1,586)
Income tax (expense)	118	124	373	579

Net (loss) from continuing operations	(225)	(330)	(622)	(1,007)
Discontinued operations	(113)	(185)	(219)	(382)

Net Income	$(338)	$(515)	$(841)	$(1,389)

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Results of corporate and other operations for the three months ended September 30, 2013 include administrative costs of $239,000, acquisition related costs of $88,000, interest expense of $32,000, offset by an income tax benefit of $118,000, and interest and other income of $16,000, for a net loss from operations of $225,000.

Results of corporate and other operations for the three months ended September 30, 2012 include acquisition activities of $210,000, costs related to expenses for our CEO’s stock sale of $19,000, corporate expenses of $69,000, administrative costs of $159,000, offset by income tax benefit of $124,000 and interest income of $3,000, for a net loss from operations of $330,000.

Loss from discontinued operations

A portion of the prior period and current period results of operations relate to the sale of the Independence assets and related business operations that have been reclassified as loss from discontinued operations (see Item 1 – Financial Statements, Note 3 – Discontinued Operations). Net loss from discontinued operations decreased by $72,000 to a loss of $113,000 for the three month period ended September 30, 2013 as compared to a loss of $185,000 for the same period in 2012 due to a combination of higher margins with colder weather, decreased operating expenses and an increased income tax benefit in the current period.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Results of corporate and other operations for the nine months ended September 30, 2013 include administrative costs of $638,000, acquisition related costs of $197,000, corporate expenses of $82,000, interest expense of $88,000, offset by an income tax benefit of $373,000, and interest income of $10,000, for a net loss from operations of $622,000.

Results of corporate and other operations for the nine months ended September 30, 2012 include administrative costs of $382,000, acquisition activities of $827,000, costs related to expenses for our CEO’s stock sale of $274,000, corporate expenses of $112,000, offset by income tax benefits of $579,000 and interest income of $9,000, for a net loss from operations of $1,007,000.

Loss from discontinued operations

A portion of the prior period and current period results of operations relate to the Independence assets and related business operations that have been reclassified as loss from discontinued operations (see Item 1 – Financial Statements, Note 3 – Discontinued Operations). Net loss from discontinued operations decreased by $163,000 to $219,000 for the nine month period ended September 30, 2013 as compared to a loss of $382,000 for the same period in 2012 due to a combination of higher margins with colder weather and decreased operating expenses, partially offset by an increase in interest expense in the current period.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Cash provided by discontinued operations is presented separately from cash flows from continuing operations in the Statement of Cash Flows. The disposition of the propane operations during the 3 month period ended September 30, 2013 is not expected to have a material negative impact on the Company’s liquidity.

Our ability to maintain liquidity depends upon our credit facilities with Bank of America, shown as line of credit on the accompanying balance sheets. The line of credit from Yadkin Valley Bank was paid off and extinguished as part of the sale of the assets of Independence on November 6, 2013. Our use of the revolving line of credit was $18.2 million and $23.9 million at September 30, 2013 and December 31, 2012, respectively.

We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $43.8 and $44.3 million at September 30, 2013 and December 31, 2012, respectively, including the amount due within one year.

Cash, excluding restricted cash, increased to $11.4 million at September 30, 2013, compared to $3.4 million at December 31, 2012.

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Continuing Operations
Cash provided by operating activities	$14,624,448	$7,898,215
Cash (used in) investing activities	(13,369,941)	(16,513,053)
Cash provided by (used in) financing activities	6,923,151	(283,899)

Increase (decrease) in cash	$8,177,658	$(8,898,737)

Cash Flows from Discontinued Operations
Cash provided by (used in) operating activities	$73,517	$(495,939)
Cash provided by (used in) investing activities	203	(18,890)
Cash provided by (used in) financing activities	(243,584)	401,000

Increase (decrease) in cash	$(169,864)	$(113,829)

OPERATING CASH FLOW

For the nine months ended September 30, 2013, cash provided by operating activities increased by $6.7 million as compared to the nine months ended September 30, 2012. Major items affecting operating cash included a $2.4 million decrease in prepayments, a $2.4 million increase in accounts receivable collections, a $2.2 million increase in natural gas and propane inventory purchases, a $1.5 million increase in deferred tax expense, and a $1.4 million increase in net income from continuing operations.

INVESTING CASH FLOW

For the nine months ended September 30, 2013, cash used in investing activities decreased by $3.1 million as compared to the nine months ended September 30, 2012. This decrease is primarily attributable to $1.5 million paid for the purchase of PGC in 2012, a $1.1 million release of restricted cash related to capital expenditures, a $0.9 million increase in proceeds from sales of fixed assets and a net increase in capital expenditures of $0.4 million comprised of $1.6 million paid for the purchase of 8500 Station Street in 2013 and $1.1 million paid for other capital expenditures, offset by an acquisition deposit paid in 2012 for the purchase of the Loring pipeline of $2.3 million.

Capital Expenditures

Our capital expenditures for continuing operations totaled $15.7 million and $15.3 million for the nine months ended September 30, 2013 and 2012, respectively. Included in capital expenditures for 2013 is $1.6 million for the acquisition of the Matchworks Building in Mentor Ohio. Included in capital expenditures for 2012 is $2.3 million for the acquisition of the Loring Pipeline. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America Bank revolving line of credit. The line of credit from Yadkin Valley Bank was paid off and extinguished as part of the sale of the assets of Independence on November 6, 2013.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the three and nine months ended September 30, 2013 and 2012 and provides an estimate of future cash requirements for capital expenditures:

	Nine Months ended		Remaining Cash
	September 30,		Requirements through
($ in thousands)	2013	2012	December 31, 2013
Natural Gas Operations	$14,483	$12,675	$1,893
Marketing and Production Operations	217	1,763	33
Pipeline Operations	5	23	64
Propane Operations	—	—	—
Corporate and Other Operations	992	822	—

Total Capital Expenditures	$15,697	$15,283	$1,990

We expect to fund our future cash requirements for capital expenditures through December 31, 2013 from cash provided by operating activities and the proceeds from the equity offerings in July and November 2013 (See Item 1 – Financial Statements, Note 15 – Subsequent Events).

FINANCING CASH FLOW

For the nine months ended September 30, 2013, cash provided by financing activities increased by $7.2 million as compared with the nine months ended September 30, 2012. The change is due primarily to $15.9 million in proceeds from the issuance of common shares, $10 million proceeds from a note payable in 2012, a $1.5 million release of restricted cash related to our debt service fund and $0.5 million in additional net proceeds on our lines of credit offset by a decrease in debt issuance cost of $1.1 million.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital lines of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facilities with Bank of America, shown as line of credit on the accompanying balance sheets. The line of credit from Yadkin Valley Bank was paid off and extinguished as part of the sale of the assets of Independence on November 6, 2013. Our use of the revolving lines of credit was $18.2 million and $23.9 million at September 30, 2013 and December 31, 2012, respectively. We periodically repay our short-term borrowings under the revolving lines of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $43.8 and $44.3 million at September 30, 2013, and December 31, 2012, respectively, including the amount due within one year.

The following discussion describes our credit facilities as of September 30, 2013.

Bank of America Credit Agreement and Line of Credit

On September 20, 2012, the Company’s subsidiary, Energy West, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), with the Bank of America, N.A. (“Bank of America”) which modifies the original credit agreement entered into on September 29, 2007, as amended from time to time. The Credit Agreement renewed the $30.0 million revolving credit facility available to Energy West and provides for a maturity date of April 1, 2017. In addition, Energy West entered into a $10.0 million term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). Pursuant to the terms of the Credit Agreement, Energy West issued a second amended and substitute note to Bank of America in the amount of $30.0 million for the revolving credit facility and another note in the original principal amount of $10.0 million for the Term Loan.

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the Credit Agreement and interest on the amounts outstanding at the LIBOR rate plus 175 to 225 basis points.

For the three months ended September 30, 2013 and 2012, the weighted average interest rate on the existing and renewed revolving credit facility was 3.26% and 3.14%, respectively, resulting in $117,274 and $141,780 of interest expense, respectively. For the nine months ended September 30, 2013 and 2012, the weighted average interest rate on the existing and renewed revolving credit facility was 3.30% and 3.26%, respectively, resulting in $351,931 and $373,835 of interest expense, respectively. The balance on the revolving credit facility was $18.2 million and $23.9 million at September 30, 2013 and December 31, 2012, respectively. The $18.2 million of borrowings as of September 30, 2013, leaves the remaining borrowing capacity on the line of credit at $11.8 million.

Bank of America Term Loan

The Term Loan portion of the Bank of America credit agreement has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan is amortized at a rate of $125,000 per quarter. As of September 30, 2013, the Company had not exercised the interest rate swap provision for the fixed interest rate.

For the three months ended September 30, 2013 and 2012, the weighted average interest rate was 2.19% and 2.22%, respectively, resulting in interest expense of $53,812 and $6,163, respectively. For the nine months ended September 30, 2013 and 2012, the weighted average interest rate on the term loan was 2.20% and 2.22%, respectively, resulting in interest expense of $162,564 and $6,163, respectively. The balance outstanding on the Term Loan at September 30, 2013 was $9,500,000.

Yadkin Valley Bank Credit Facility

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. The revolving credit facility expired February 13, 2013. On April 12, 2013, Yadkin Valley Bank extended the $500,000 commercial line of credit beginning May 12, 2013. The debt was secured by a blanket lien on all assets owned or acquired by Independence. Independence had outstanding borrowings of $250,000 and $400,000 at September 30, 2013 and December 31, 2012, respectively. On November 6, 2013, the credit facility was paid off and extinguished as part of the sale of the assets of Independence. (See Item 1 – Financial Statements – Note 3 – Discontinued Operations).

For the three months ended September 30, 2013 and 2012, the weighted average interest rate on the facility was 4.5%, resulting in $2,900 and $3,170 of interest expense, respectively. For the nine months ended September 30, 2013 and 2012, the weighted average interest rate on the facility was 4.5%, resulting in $10,943 and $6,851 of interest expense, respectively.

Senior Unsecured Notes

On September 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes, due September 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes.

Interest expense was $200,200 and $600,600 for the three and nine months ended September 30, 2013 and 2012, respectively.

Sun Life Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together the “Issuers”), issued $15.3 million of 5.38% Senior Secured Guaranteed Fixed Rate Notes due September 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued $3.0 million of Senior Secured Guaranteed Floating Rate Notes due May 3, 2014 (“Floating Rate Note”). Both notes were placed with Sun Life.

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

For the three and nine months ended September 30, 2013 and 2012, the weighted average interest rate on the Fixed Rate Note was 5.38%, resulting in $206,242 and $618,727 of interest expense, respectively. For the three and nine months ended September 30, 2013, the weighted average interest rate on the Floating Rate Note was 4.12% and 4.13% resulting in $31,025 and $93,150 of interest expense, respectively. For the three and nine months ended September 30, 2012, the weighted average interest rate on the Floating Rate Note was 4.11% and 4.12% resulting in $32,300 and $97,650 of interest expense, respectively.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original Note Purchase Agreement dated as of November 2, 2010, by and among Orwell, NEO, and Brainard, and Great Plains, Lightning Pipeline, Gas Natural and Sun Life. The Senior Note bears an interest rate of 4.15%, compounded semi-annually, and it matures on September 1, 2017. The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio and North Carolina subsidiaries.

For the three and nine months ended September 30, 2013, the weighted average interest rate on the Sun Life Senior Secured Guaranteed Note was 4.15% resulting in $30,752 and $92,255 of interest expense, respectively.

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

The Yadkin Valley Bank revolving credit facility contained various restrictions, which included, among others, limitations on total dividends and distributions, restrictions on certain indebtedness, and limitations on asset sales.

The Senior Unsecured Notes contain various covenants, including a limitation on Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 100% of aggregate consolidated net income for such period. The notes restrict Energy West from incurring additional senior indebtedness in excess of 60% of capitalization at any time and require Energy West to maintain an interest coverage ratio of not more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years

The Sun Life Fixed Rate Note, Floating Rate Note, and Senior Note contain various covenants, which include, among others, limitations on total dividends and distributions if in aggregate these limitations for the fiscal year do not exceed 70% of net income of NEO, Orwell, Brainard, Lightning Pipeline, and Great Plains (the “Obligors”) for the four fiscal quarters then ending. The agreements also contain restrictions on certain indebtedness, limitations on asset sales, maintenance of certain debt-to-capital and interest coverage ratios. Due to the covenants, the Obligors are unable to pay a dividend to the holding company, which may impact the Company’s ability to pay a dividend to shareholders.

Additionally, Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,079,000 and $1,078,000 at September 30, 2013 and December 31, 2012, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs. In addition, the Company deposited $750,000 into a reserve account where Sun Life is the beneficiary. On July 11, 2013, this additional covenant was lifted and the cash became unrestricted.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

In our assessment of the effectiveness of internal control over financial reporting at September 30, 2013, we have identified a material weakness. In 2011, the PUCO, following a gas cost recovery audit, directed us to modify the gas procurement procedures at our Ohio utilities, NEO and Orwell, and adjust amounts billed to our Ohio customers for the audit period. In its audit in 2012, the PUCO staff argued that we failed to comply with the procedures set forth in the prior GCR audit. This led to the disallowance of gas costs in the PUCO’s November 13, 2013 Order as discussed in Note 15 — Subsequent Events of our accompanying consolidated financial statements. We accrued the amount of the disallowance in the three months ended June 30, 2013 and it remains on our balance sheet as of September 30, 2013. The failure to comply with the PUCO procedure leads management to conclude that we did not maintain adequate and effective internal control in the area of our gas supply procurement and the gas cost recovery through rates.

We have implemented and continue to implement measures that we believe will remediate the material weakness in our internal control over financial reporting described above. We have accrued the amount of the disallowance in the three months ended June 30, 2013 and are in the process of implementing additional controls and procedures to ensure that we adhere to the PUCO Order for future gas procurement procedures. In addition we performed additional analyses and implemented additional procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with GAAP. As a result, we believe that the condensed consolidated financial statements included in this Form 10-Q as of and for the three and nine months ended September 30, 2013 fairly present, in all material respects, our financial condition, results of operations and cash flow for the periods presented, in conformity with GAAP. We have implemented other changes at Gas Natural to improve our internal control over financial reporting such as (1) hiring a new corporate controller, a new controller at our Ohio utilities and two new general accountants, (2) attending training sessions given by the PUCO for gas recovery procedures, and (3) effecting other corporate and accounting changes referenced in the PUCO Order. We expect to continue our remediation efforts, which will include design, implementation and testing, throughout the fourth quarter of 2013.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial controls and procedures.

Changes in Internal Control over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than as set forth below there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

An examination by the Commission Staff was pending for NEO and Orwell under the GCR mechanism under PUCO case number 12-209-GA-GCR and 12-212-GA-GCR. NEO’s audit covered the GCR mechanism from September 2009 through May 2012, and Orwell’s GCR mechanism covered July 2010 through June 2012. On November 13, 2013, the PUCO issued an Opinion and Order in these GCR cases. The Order confirms the adjustments proposed by the Commission Staff discussed in Note 13 – Commitments and Contingencies and Note 15 – Subsequent Events. In addition, the Order finds that an investigative and forensic audit of NEO, Orwell and all affiliated and related companies and their internal management controls should be undertaken by an outside auditor. The Company has not yet had an opportunity to fully analyze the Order or determine its response but currently intends to file a Motion for Rehearing to appeal the Order. If material deficiencies are found in the investigative and forensic audit, the Company could be subject to additional civil fines, restrictions, changes or limitations to, or cessation of, existing operations in Ohio, which could adversely affect our financial condition, results of operations, cash flow and stock price.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 contains provisions requiring us to assess the effectiveness of internal control for financial reporting, as well as attestation and reporting by independent auditors on our internal control over financial reporting as well as other control-related matters. Because we are currently a smaller reporting company, our independent auditors are not required to attest to our internal controls over financial reporting in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Compliance with Section 404 is both costly and challenging. As described in Item 4 of this Form 10-Q, we identified a material weakness in our internal control over financial reporting in the area of our gas supply procurement and the gas cost recovery through rates. Although we believe we have begun to implement and will continue to implement adequate remedial measures to address the material weakness identified in this Form 10-Q, in the future, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404 because of the continuation of the material weakness or the discovery of additional material weaknesses. Further, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed under the Sarbanes-Oxley Act for compliance with Section 404. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could be adversely affected.

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

Gas Natural Inc.

November 19, 2013	/s/ Thomas J. Smith
Thomas J. Smith, Chief Financial Officer
(principal financial officer)