Form 10-K/A
period 2013-12-31
Gas Natural Inc.
filed 2014-04-30
CIK 43350

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

8500 Station Street, Suite 100

Mentor, OH 44060

(Address of principal executive offices, including zip code)

(440) 974-3770

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

The number of shares outstanding of the registrant’s common stock as of April 21, 2014 was 10,487,511 shares.

Explanation of Amendment

Gas Natural Inc. is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) filed with the Securities and Exchange Commission on March 31, 2014 for the purpose of including the following portions of Gas Natural’s Annual Report that were incorporated by reference:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the March 31, 2014 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. Below are the names, ages, positions and certain other information concerning our current directors and executive officers:

W. E. ‘Gene’ Argo, 72, has been a director since 2002 and was appointed vice chairman of the board on January 30, 2013. He retired in 2004 as the president and general manager of Midwest Energy, Inc., the largest gas and electric utility in Kansas, in which capacity he had served since 1992. Over the course of Mr. Argo’s long tenure on our board, he has developed a detailed knowledge and understanding of Gas Natural and he provides our board with continuity that contributes to our long term success. His past experience in energy and utility related industries also imparts insight into our industry.

Wade F. Brooksby, 68, joined the board in 2010. His extensive background includes various executive management positions in public and private companies with his career beginning as a public accountant with then PriceWaterhouse & Co. Mr. Brooksby has served as chief executive officer, chief financial officer and consultant to energy exploration, production and marketing companies, and from 2004 through 2006 he served as chief financial officer of Gas Natural’s wholly-owned and largest subsidiary, Energy West, Incorporated. From 2006 through 2009 he served as vice president, chief financial officer and a director of InNexus Biotechnology Inc., a publicly-held drug development company. In 2008 and 2009 he also served as a director of Zila, Inc., a publicly-held biotechnology company specializing in dental diagnostic equipment. We believe Mr. Brooksby’s financial expertise and extensive industry experience enable him to make consistently strong and dependable contributions to the board.

Richard K. Greaves, 43, has served as a director since July 2013. Mr. Greaves is a Certified Public Accountant and has been in private practice since 2011 providing accounting, tax preparation, tax planning and business consulting services to individuals and corporations. Mr. Greaves is also President and Chief Financial Officer of RGP LLC, a firm specializing in acquiring, rehabilitating and leasing residential real estate in Lake and Cuyahoga County, Ohio. Mr. Greaves joined Ernst & Young LLP in Cleveland, Ohio in 1993, where he served as a partner from 2008 to 2011, focusing on accounting and financial reporting for both private and public companies in the manufacturing, consumer products and distribution industries. Mr. Greaves is a member of the American Institute of Certified Public Accountants and Ohio Society of CPA’s. In 2011, Mr. Greaves paid a fine and served a brief jail term after he pled guilty to a charge of simple assault, a misdemeanor of the first degree. Mr. Greaves’ substantial experience in accounting, finance and SEC rules and regulations is highly beneficial to the company.

John R. ‘Jack’ Male, 66, joined the board in 2010. He previously served as chairman and chief executive officer of PVF Capital Corp., a publicly-traded bank holding company for Park View Federal Savings Bank in Solon, Ohio, where he had worked since 1971. He was named president and chief executive officer of Park View Federal Savings Bank in 1986 and president and chief executive officer of PVF Capital Corp. upon its organization in 1994. He retired from these positions in 2009. He currently serves on the Board of Trustees of Geauga Hospital, and has served as a trustee for various charitable organizations. Mr. Male’s substantial experience in finance and accounting and as chairman and chief executive officer of a publicly-traded bank holding company are highly beneficial to Gas Natural.

Gregory J. Osborne, 35, has served as a director since September 2009, was appointed president and chief operating officer of Energy West Resources, Inc., our marketing and production subsidiary, in February 2012 and was appointed Gas Natural’s president and chief operating officer in November 2013. He previously served as president, chief operating officer and a director of John D. Oil and Gas Company (JDOG), a publicly-held oil and gas exploration company, from 2006 until January 2012. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of JDOG in connection with an action brought by one of the company’s creditors. In January 2012, JDOG filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceeding is currently ongoing. From 2003 until joining JDOG, he was president of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell Natural Gas Company, a natural gas distribution company acquired by us in January 2010. From April 2009 to September 2010, he was director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York, and a trustee of the Ohio Oil and Gas Association. He is the son of Richard Osborne, our chairman and chief executive officer. Gregory Osborne’s managerial experience and service on the boards of various energy related companies provides our board with a wide range of industry specific knowledge.

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

Thomas J. Smith, 70, has served as a director since December 2003 and was appointed our vice president and chief financial officer in November 2007. He also served as our interim president from August 2007 to November 2007. From 1998 to 2006, he was the president, chief operating officer and a director of John D. Oil and Gas Company, a publicly-held oil and gas exploration company in Mentor, Ohio, of which he remains a director. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of JDOG in connection with an action brought by one of the company’s creditors. In January 2012, JDOG filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceeding is currently ongoing. Since 2003, he has been president of Northeast Ohio Natural Gas Corporation, and since 2002 he has been president of Orwell Natural Gas Company, natural gas distribution companies acquired by us in January 2010. From December 2006 to September 2010, he was also a director of Corning Natural Gas Corporation, a publicly-held utility company in Corning, New York. From November 2009 to April 2010, he was a director of PVF Capital Corp., a publicly-held bank holding company for Park View Federal Savings Bank in Solon, Ohio. Mr. Smith’s financial and disclosure experience gained as the chief financial officer of publicly-held companies, including Gas Natural, as well as his experience as a director of energy and utility related companies provides extensive specialized knowledge and expertise to our board. On May 1, 2014, Mr. Smith will retire as our vice president and chief financial officer. Mr. Smith will remain on the board of directors.

Michael T. Victor, J.D., L.L.D., 52, has served as a director since December 2008. Since 2006, he has been the president of Lake Erie College, a private liberal arts college located in Painesville, Ohio. From 1988 through 2000, he served as the CEO of Pyramid Industries Inc., a national manufacturer of telecom conduit systems. From 2002 through 2005, he served as dean of the Walker School of Business, Communication and Hotel, Restaurant and Institutional Management at Mercyhurst College, a private liberal arts college located in Erie, Pennsylvania. Since 2005 Mr. Victor has served as the chair of Fralo Industries. Mr. Victor also serves as a trustee of the Ohio Foundation of Independent Colleges and Universities. Mr. Victor’s executive and managerial roles in academia enable him to add a unique perspective and insight to our board’s discussions.

Jed D. Henthorne, 54, was appointed vice president of administration in 2006 and also serves as the vice president and chief financial officer of our subsidiary, Energy West, Inc. He has been employed by us since 1988 and has served in professional and management capacities related to customer service, information technology and accounting.

James E. Sprague, 53, will join the company as our vice president and chief financial officer on May 1, 2014 upon departing as a Managing Partner with Walthall, Drake & Wallace LLP CPAs, an accounting firm, in Cleveland, Ohio. Mr. Sprague joined Walthall in 1987, was admitted as a partner in 1994, and has specialized in accounting and financial reporting for both private and public companies in the oil and gas industry. Mr. Sprague has previously served as member of our board of directors from 2006 until 2010. He is a certified public accountant and received a BS degree in Accounting from Bowling Green State University in 1982.

Donald R. Whiteman, 72, was appointed our corporate controller in July 2013. Mr. Whiteman started his career as the controller of Magnetics International, Inc., a publicly-held manufacturer of industrial products. After Magnetics International was sold in 1985, Mr. Whiteman served as corporate controller for various privately-held companies. From 2004 to 2009, Mr. Whiteman served as corporate controller of 2020 Train Avenue, a wholly-owned subsidiary of OsAir, Inc., which operates as a property developer and manufacturer of industrial gases for pipeline delivery. In 2009, he was appointed corporate controller of OsAir when 2020 Train Avenue was sold. Richard M. Osborne, the Company’s chief executive officer, is the president and chief executive officer of OsAir.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. In 2013, Thomas J. Smith, our chief financial officer, failed to timely file a Form 4 on two occasions reporting the monthly issuance of shares to him for compensatory purposes and an open market sale of shares, respectively. Kevin J. Degenstein, our former president and chief operating officer, failed to timely file a Form 4 reporting his exercise of options and subsequent sale of shares which he acquired pursuant to the company’s 2002 stock option plan. Also in 2013, Richard K. Greaves failed to timely file a Form 3 reporting his appointment as a member of the board of directors. All reports were subsequently filed. Based solely on review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met in the last fiscal year.

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

Audit Committee. Gas Natural has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is currently comprised of Mr. Brooksby, the committee’s chairman, Mr. Male, Mr. Victor and Mr. Greaves. The audit committee’s current composition satisfies the regulations of the NYSE MKT governing audit committee composition, including the requirement that all audit committee members be “independent directors” as defined in NYSE MKT listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Brooksby and Mr. Greaves are “audit committee financial experts” under applicable SEC rules through their respective experience as public accountants and Mr. Brooksby’s experience as the former principal financial officer of Gas Natural’s subsidiary, Energy West, Incorporated, and InNexus Biotechnology Inc. In addition, Mr. Brooksby and Mr. Greaves are deemed to be “financially sophisticated” under applicable NYSE MKT rules. The audit committee reviews and reassesses its charter at least annually and will obtain the approval of the board for any proposed changes to its charter.

ITEM 11. Executive Compensation.

Summary Compensation Table. The following table summarizes the compensation paid by us to our chairman and chief executive officer and our most highly compensated executive officers, referred to as our named executive officers, as determined in accordance with SEC rules, for the years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary		Bonus		Stock Awards		All Other Compensation		Total
Richard M. Osborne, Chairman and Chief Executive Officer(1)	2013 2012	$ $	250,000 250,000	$ $	— —	$ $	— —	$ $	81,798 53,008	$ $	331,798 303,008

Kevin J. Degenstein, President and Chief Operating Officer(2(3))	2013 2012		229,621 207,950		21,000 51,225		— —		14,881 15,135		265,502 274,310

Gregory J. Osborne, President and Chief Operating Officer(4)(5)	2013 2012		142,452 114,583		15,000 —		— —		67,974 53,332		225,426 167,915

Thomas J. Smith, Vice President and Chief Financial Officer(6)	2013 2012		145,500 198,263		20,100 48,900		— 46,856		65,058 66,808		230,658 360,827

(1)	“All other compensation” includes (i) fees paid to Mr. Osborne for service as a director in the amount of $49,700 in 2013 and $38,500 in 2012 and (ii) the value of a Gas Natural provided automobile in the amount of $14,508 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). The value of the automobile has not been reduced to reflect the costs attributable to business use. “All other compensation” also includes the additional cost of $17,590 paid by Gas Natural in 2013 for a medical flight for Mr. Osborne while traveling for Gas Natural business.
(2)	Mr. Degenstein served as our president and chief operating officer through November 15, 2013. For more information, see “— Employment and Separation Agreements.”
(3)	“All other compensation” includes (i) cash profit sharing contributions and company matching contributions in the form of shares of our common stock as part of our 401(k) plan and (ii) the value of a Gas Natural provided automobile in the amount of $4,185 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). The value of the automobile has not been reduced to reflect the costs attributable to business use.
(4)	Mr. Osborne was appointed our president and chief operating officer on November 20, 2013.
(5)	“All other compensation” includes (i) fees paid to Mr. Osborne for service as a director in the amount of $49,700 in 2013 and $38,500 in 2012, (ii) cash profit sharing contributions and (iii) the payments made by Gas Natural for the use of an automobile in the amounts of $13,800 in 2013 and $12,610 in 2012.
(6)	“Stock awards” amount represents shares of our common stock received by Mr. Smith for compensation. The amount reflects the value of the number of shares issued using the closing market price on the date of issuance. “All other compensation” includes (i) cash payments equal to the value of the shares of our common stock issued to Mr. Smith of $46,856 in 2012 as a component of his compensation package, (ii) fees paid to Mr. Smith for service as a director in the amount of $46,200 for 2013; (iii) cash profit sharing contributions and company matching contributions in the form of shares of our common stock as part of our 401(k) plan and (iv) the value of a Gas Natural provided automobile in the amount of $11,616 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). The value of the automobile has not been reduced to reflect the costs attributable to business use.

Outstanding Equity Awards at December 31, 2013

There were no outstanding equity awards held by our most highly compensated executive officers as of the end of the past fiscal year.

Employment and Separation Agreements

Richard M. Osborne. Mr. Osborne has been the chairman of our board since 2005 and our chief executive officer since November 2007. In 2014, upon the recommendation of our compensation committee, our board of directors approved an annual salary of $325,000 for Mr. Osborne. The compensation paid to Mr. Osborne is not pursuant to a written contract or plan.

James E. Sprague. In connection with Mr. Sprague’s employment as our vice president and chief financial officer beginning on May 1, 2014, we entered into an employment agreement with him on December 18, 2013. Mr. Sprague will receive a one-time signing bonus of $50,000 and an initial, annual base salary of $295,000, subject to upward adjustments as determined from time to time by the board of directors in its absolute discretion. During the employment period, Mr. Sprague will be eligible to (i) receive, grants of stock options under the company’s plans, under such terms and conditions as the board of directors may determine in its discretion, (ii) participate in all savings, retirement and welfare plans applicable generally to our employees or senior executive officers, (iii) receive fringe benefits in accordance with our policies and four weeks of paid vacation in each calendar year and (iv) reimbursement for business related expenses incurred by Mr. Sprague in the performance of his duties.

Mr. Sprague’s employment may be terminated at any time by the company, with or without cause (as defined in the employment agreement), and by Mr. Sprague at any time upon 60 days’ advance written notice to the company. The employment relationship will be automatically terminated in the case of Mr. Sprague’s death or disability.

Under the agreement, if the employment relationship is terminated by the company for cause or by Mr. Sprague for any reason, no severance compensation will be due to Mr. Sprague. If, however, the company terminates Mr. Sprague without cause, Mr. Sprague will be entitled to severance compensation in an amount equal to his annual base salary at the time of the termination payable in equal installments on our regular pay days during the one-year period following Mr. Sprague’s termination. Any severance payments are conditioned upon the execution by Mr. Sprague of a waiver and release in a form reasonable satisfactory to us.

Under the agreement, Mr. Sprague is also (i) prohibited from disclosing our confidential information or trade secrets, (ii) required to avoid conflicts of interest and disclose to the board of directors any facts that might involve a conflict of interest with the company, and (iii) during the term of the agreement and for a period of two years following his termination of employment, prohibited from soliciting individuals who are currently, or were within the 12 month period prior to his termination, employees, consultants, customers or clients of the company.

Kevin J. Degenstein. On November 21, 2013, we entered into a severance agreement with Mr. Degenstein, our former president and chief operating officer, which sets forth his severance benefits. Mr. Degenstein’s employment agreement dated August 25, 2006 was terminated as of November 21, 2013. Pursuant to the severance agreement, Mr. Degenstein will receive a severance payment equal to Mr. Degenstein’s base salary in the amount of $228,000 to be paid in an initial installment of $114,000 on June 16, 2014 and the remaining payments to be paid in six equal monthly installments of $19,000 on the 16th day of July through December 2014. Mr. Degenstein received a lump sum payment of $18,740 for salary from November 15 through December 14, 2013. In addition, we have agreed to reimburse Mr. Degenstein on December 14, 2014 for his COBRA coverage during the prior twelve month period.

None of the other current executive officers in our summary compensation table have employment, termination or change in control agreements.

Long-Term Incentives

Long-term incentives are awarded in an effort to

•	keep our executive officers aligned with the long-term objectives of Gas Natural, and

•	attract and retain executive officers of outstanding ability.

We believe that long-term incentives should be awarded only with the achievement of specific goals and, accordingly, are used sparingly. We have adopted the 2012 incentive and equity award plan, which allows for the issuance of options, restricted stock, performance awards, other stock based awards and cash awards. The compensation committee, in consultation with executive management, is charged with designating those persons to whom awards are to be granted and determining the terms of the awards. We did not grant any awards in 2013. For additional information regarding our long-term incentive plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Equity Compensation Plan Information” below.

Benefit Plans

401(k) Plan. We maintain a tax-qualified profit sharing plan under Section 401(k) of the tax code that covers substantially all of our employees. The plan generally provides for voluntary employee pre-tax contributions of employee compensation, a profit sharing contribution of 3% allocated to each employee based on compensation and a discretionary profit sharing contribution of up to 7% of employee compensation. Profit sharing contributions are approved by our board of directors. The plan also provides a company matching contribution in the form of shares of our common stock equal to 10% of each employee’s elective deferrals in the plan. In 2013, we made total profit sharing contributions of $382,000 and contributed shares of our common stock valued at $60,000.

Employee Stock Ownership Plan. We maintain an employee stock ownership plan (ESOP) that covers substantially all of our employees. We may make contributions of Gas Natural common stock to the ESOP each year as determined by our board of directors. The contribution, if any, is recorded based on the current market price of our common stock. We did not make any contributions to the ESOP in 2013.

Retiree Health Plan. We sponsored a defined post-retirement health benefit plan providing health and life insurance benefits to eligible retirees. The plan pays eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The 25% in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA trust account. In 2006, we discontinued contributions to the plan and are no longer required to fund the plan. As of December 31, 2013, the value of the plan assets was $155,750. The assets remaining in the VEBA trust account will be used to fund the plan until these assets are exhausted.

Dividend Reinvestment Policy. We have a policy that provides for any employee who owns shares of our common stock in our 401(k) plan or ESOP the opportunity to reinvest any dividends for additional shares of our common stock.

Director Compensation. From January through May 2013, we paid each board member of fee of $3,500 for each board meeting. In July 2013, upon the recommendation of the compensation committee and the approval of our board of directors, we increased the fees paid to each member to $4,200 for each board meeting. In April 2014, we increased the fees paid to each member to $5,000 for each board meeting in addition to a grant of 2,000 shares of our common stock for 2013 and 2,000 shares of our common stock for 2014. These shares were granted to our directors in 2014. We also reimburse all directors for expenses incurred in connection with their service as directors, including travel, meals and lodging.

The following table summarizes information with respect to the compensation paid to our directors during 2013. The table does not include Richard M. Osborne, Gregory J. Osborne and Thomas J. Smith who serve as executive officers. The compensation of these executive officers is disclosed with the other executive officers beginning on page 8.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
W.E. “Gene” Argo	$49,700	—	—	$49,700
Wade F. Brooksby	$49,700	—	—	$49,700
Nicholas U. Fedeli(1)	$21,000	—	—	$21,000
Richard K. Greaves(2)	$25,200	—	—	$25,200
John R. “Jack” Male	$49,700	—	—	$49,700
Michael T. Victor	$49,700	—	—	$49,700

(1)	Fees paid to Mr. Fedeli from January through June 2013.
(2)	Fees paid to Mr. Greaves from July through December 2013.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 21, 2014, information regarding the beneficial ownership of our common stock by

•	each shareholder known by us to be the beneficial owner of more than 5% of the stock,

•	each director,

•	each named executive officer in our summary compensation table, with the exception of our former president, Kevin Degenstein,

•	all our current directors and officers as a group.

	Beneficial Ownership
Names and Address(1)	Common Stock	Stock Options(2)	Total	Percentage
Richard M. Osborne(3)	409,777	—	409,777	3.9%
Thomas J. Smith(4)	7,213	—	7,213	*
Michael T. Victor(5)	9,800	—	9,800	*
W.E. “Gene” Argo	5,275	—	5,275	*
Wade F. Brooksby	4,000	—	4,000	*
Richard K. Greaves	2,833	—	2,833	*
John R. “Jack” Male	4,000	—	4,000	*
Gregory J. Osborne	4,000	—	4,000	*
James C. Pappas	525,836	—	525,836	5.0%
All directors, executive officers and beneficial owners of more than 5% as a group (12 individuals)	990,389	—	990,389	9.4%

*	Less than 1%
(1)	The address of each of the beneficial owners identified is c/o Gas Natural Inc., 8500 Station Street, Suite 100, Mentor, Ohio 44060.
(2)	Shares of common stock the beneficial owners have the right to acquire through stock options that are or will become exercisable within 60 days.
(3)	Includes 220,777 shares of common stock held by Alta Gas Services, LLC, of which Mr. Osborne is the managing member, and the Richard M. Osborne Trust is the majority owner. Also includes 185,000 shares of common stock owned by Richard M. Osborne, Trustee.
(4)	Includes 213 shares of common stock held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.
(5)	Shares are held by Michael T. Victor Revocable Trust HDI U/A DTD 12/15/2000.

Equity Compensation Plan Information. The Gas Natural Inc. 2002 stock option plan provided for the issuance of up to 300,000 shares of common stock to certain key employees. As of December 31, 2013, there were 5,000 options outstanding under the plan. The 2002 plan expired in 2012 and no further grants can be made under the plan.

At the 2012 annual meeting our shareholders approved the Gas Natural Inc. 2012 Incentive and Equity Award Plan to replace the expired 2002 plan. The 2012 incentive plan provides for the grant of options, restricted stock, performance award, other stock-based awards, and cash awards. Grants may be made to employees, non-employee directors, and consultants and independent contractors of Gas Natural. Except with respect to awards granted to non-employee directors, the plan is administered by the compensation committee of our board. The compensation committee is authorized to select persons to whom awards are granted and the terms of all awards under the plan. Up to 500,000 shares may be issued under the 2012 incentive plan. As of December 31, 2013, no grants were made under the 2012 incentive plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	5,000	$8.44	500,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,000	$8.44	500,000

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions.

Our Acquisition of the Ohio Utilities

On January 5, 2010, we expanded into Ohio and Western Pennsylvania by acquiring several utilities owned primarily by our chairman and chief executive officer, Richard M. Osborne. The acquisition was reviewed and discussed by a special committee of our board of directors and approved by our full board. Through the acquisition, we acquired Orwell Natural Gas Company (Orwell), Northeast Ohio Natural Gas Corp. (NEO) and Brainard Gas Corp. (Brainard). For additional details regarding the acquisition, see our report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

Acquisition of John D. Marketing

We entered into a definitive purchase agreement to acquire substantially all of the assets of John D. Oil and Gas Marketing Company, LLC (John D. Marketing) on August 15, 2012, and completed the acquisition on June 1, 2013, after obtaining shareholder and the necessary regulatory and other approvals. John D. Marketing is an entity owned by the Richard M. Osborne Trust (Osborne Trust) and is engaged in the business of marketing natural gas.

As consideration for the purchase of the assets, we paid John D. Marketing the sum of $2,875,000 at closing, paid by the issuance of 256,926 shares of our common stock at a price of $11.19 per share. In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if the acquired business achieves an annual EBITDA target in the amount of $810,432, which is John D. Marketing’s EBITDA for the year-ended December 31, 2011. If actual EBITDA for a certain year is less than target EBITDA, then no earn-out payment will be payable for that particular earn-out period.

The John D. Marketing purchase agreement was reviewed and approved by a disinterested and independent special committee of our board of directors and the independent members of our board.

Real Estate Transactions and Leases with Companies Controlled by Richard Osborne

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

On October 7, 2013, one of our subsidiaries, 8500 Station Street LLC (8500 Station Street), entered into a lease agreement with OsAir, Inc. (OsAir). OsAir is an entity owned by the Osborne Trust and Richard Osborne is president and chief executive officer of OsAir. Pursuant to the lease agreement, 8500 Station Street leases to OsAir approximately 6,472 square feet of office space located at 8500 Station Street, Mentor, Ohio 44060, for a time period of three years starting from March 1, 2013. The lease agreement is not subject to renewal following the end of the term. This agreement was approved by the independent members of our board of directors. Net rent paid to us under this agreement totaled $39,000 during 2013.

On September 1, 2011, Energy West, Incorporated (Energy West), Orwell and NEO as tenants, and OsAir as landlord, entered into two separate lease agreements, pursuant to which Energy West, Orwell and NEO lease two different suites used for office space in the Matchworks Building. Both leases had a three-year term. In connection with our purchase of the Matchworks Building, OsAir assigned these leases to us.

Pursuant to triple net lease agreements effective as of July 1, 2008, Orwell leases space from (1) the Osborne Trust on the property located at 9500 East Main Street, Orwell, Ohio (office space), and (2) Station Street Partners, LLC, another entity owned by the Osborne Trust, on the property located at 8470 Station Street, Mentor, Ohio (garage facilities and retail space). Each of these agreements has a term of 15 years.

On December 18, 2013, Orwell entered into a lease agreement with Cobra Pipeline Co., Ltd. (Cobra), an entity owned and controlled by the Osborne Trust, pursuant to which Cobra leases to Orwell approximately 2,400 square feet of warehouse space located at 2412 Newton Falls Road, Newton Falls, Ohio. The term of the lease started on December 18, 2013 and will end on February 29, 2016. Following the end of the initial term, the lease agreement will continue on a month-to-month basis until either party decides to terminate it upon 30 days’ advance written notice to the other party.

Net rent paid by us for all leased properties totaled $67,900 during 2013. All lease arrangements described above were reviewed and discussed by disinterested members of our board of directors and approved by our board of directors.

Gas Sale and Other Agreements with Companies Controlled by Richard Osborne

Gas Sales Agreements. In July 2008, NEO, Orwell and Brainard each entered fifteen-year agreements with John D. Marketing, for the exclusive supply and delivery of locally-produced natural gas. These agreements were replaced in February 2011 by new agreements for gas purchases by our Ohio utilities through our subsidiary Gas Natural Services Company, LLC (GNSC). The February 2011 agreements were terminated in December 2011 and, following a competitive bid process, were subsequently replaced by a new gas sales agreement between John D. Marketing and GNSC, entered into on November 28, 2012, that establishes new price terms for the intrastate purchase of natural gas. The 2012 agreement may be terminated by either party with 30 days written notice. John D. Marketing assigned this agreement to Gas Natural Resources LLC (Gas Natural Resources) when we purchased John D. Marketing’s assets on June 1, 2013. Gas Natural Resources is the subsidiary we created to acquire the John D. Marketing assets. Gas purchases for the Ohio utilities from John D. Marketing from January 1 through June 1 of 2013 totaled approximately $0.8 million.

NEO, Orwell and Brainard had entered into contracts for the sale and purchase of natural gas with Great Plains Exploration, Ltd. (Great Plains Exploration), a company owned by the Osborne Trust, in 2011. These agreements were replaced by a new contract with GNSC effective April 1, 2011. The 2011 contract was subsequently replaced by a new agreement between GNSC and Great Plains Exploration, effective November 28, 2012, that establishes new price terms for the intrastate purchase of natural gas. GNSC and our Ohio utilities paid approximately $529,900 for natural gas purchased from Great Plains Exploration during 2013. GNSC also entered into new contracts for the intrastate sale and purchase of natural gas with John D. Oil and Gas Company (JDOG), a publicly-held oil and gas exploration company of which Mr. Osborne is chairman and CEO and a significant shareholder (effective November 25, 2011), OsAir (effective November 28, 2012), John D. Resources, LLC, a company owned by Richard Osborne (effective November 28, 2012), and Mentor Energy and Resources Company, a company owned by

Mr. Osborne (effective November 28, 2012). The agreements effective November 2012 supersede contracts entered in 2011 between the same parties and reflect new price terms. GNSC and our Ohio utilities paid approximately $684,500 in the aggregate for natural gas purchased from these companies during 2013. Each of the gas sale and purchase agreements may be terminated by either party with 30 days written notice.

John D. Marketing was a party to various gas purchase agreements with entities owned or controlled by Mr. Osborne when we acquired its assets on June 1, 2013. Upon the closing of our acquisition of the assets of John D. Marketing, these agreements were assigned to Gas Natural Resources. These affiliate gas purchase agreements were reviewed and approved by the independent members of our board of directors and are as follows:

•	Five base contracts for the sale and purchase of natural gas, each dated April 1, 2011, between John D. Marketing and each of OsAir, John D. Resources, LLC, Mentor Energy and Resources Company, JDOG, and Great Plains Exploration, which are companies owned or controlled by Mr. Osborne. Gas Natural Resources purchases gas supplies from each of these entities pursuant to the agreements above. These agreements will last indefinitely until terminated by either party upon 30 days’ written notice. Payments made by Gas Natural Resources under these agreements totaled $602,600 from June 1, 2013 until the end of 2013.

•	A base contract for the sale and purchase of natural gas between Gas Natural Resources and Cobra, dated April 1, 2010, pursuant to which John D. Marketing sells gas supplies to Cobra. This agreement will last indefinitely until terminated by either party upon 30 days’ written notice. Payments made by Cobra to Gas Natural Resources under this agreement totaled $47,900 from June 1, 2013 until the end of 2013.

On August 6, 2013, Gas Natural Resources entered into a base contract for the sale and purchase of natural gas with Cobra. Pursuant to the gas agreement, Cobra will sell gas supplies to Gas Natural Resources at the market price per unit at the time the sale of gas occurs, as determined based on the trading price of natural gas at the New York Mercantile Exchange. The gas purchase agreement will remain in effect until terminated by either party upon 30 days’ written notice. Gas Natural Resources paid approximately $64,700 for gas purchases made under this agreement during 2013. The agreement was approved by the independent members of our board of directors.

On December 1, 2013, Orwell entered into a gas purchase agreement with Lake Shore Gas Storage, Inc. (Lake Shore Gas), which is an entity owned or controlled by Richard Osborne. Orwell agreed to purchase gas supplies from Lake Shore Gas. No payments were made under the agreement in 2013. The gas purchase agreement was not approved in advance by the independent members of our board of directors and has been terminated.

Brokerage Agreements for Procurement of Natural Gas. In addition to the contracts for the purchase of intrastate natural gas supplies described above, on November 28, 2012, GNSC entered into brokerage contracts with John D. Marketing to secure gas in intrastate and interstate commerce. The brokerage contracts required GNSC to pay a brokerage fee of $0.06 per dekatherm to John D. Marketing for procuring gas supplies that were purchased by GNSC. Under these contracts, John D. Marketing does not take title to the gas, which is purchased by GNSC. Each of these agreements may be terminated by either party with 30 days written notice. John D. Marketing assigned these agreements to Gas Natural Resources when we purchased John D. Marketing’s assets on June 1, 2013. There were no fees payable under these agreements in 2013.

Appointment of Natural Gas and Propane Agent. In January 2010, NEO, Orwell and Brainard each appointed John D. Marketing as its agent for procuring supplies of natural gas in the interstate market at a fee of $0.15 per dekatherm. This agreement was replaced in February 2011 by an agreement for agency services by John D. Marketing to GNSC for these utilities. The February 2011 agreement was terminated in December 2011 and, following a competitive bid process, was subsequently replaced by an agency agreement between John D. Marketing and GNSC effective as of November 28, 2012. From December 2011 until November 2012, the Ohio utilities continued to purchase local gas supplies through GNSC from John D. Marketing. The fee was reduced to $0.06 per dekatherm in December 2012. The November 2012 agency contract permitted John D. Marketing to act as GNSC’s agent, in order to manage interstate pipeline transportation for gas sold by GNSC to affiliated local distribution companies. This contract may be terminated at any time by the mutual written agreement of the parties. John D. Marketing assigned this agreement to Gas Natural Resources when we purchased John D. Marketing’s assets on June 1, 2013. GNSC paid approximately $130,000 for services performed by John D. Marketing under these agreements for the time period commencing on January 1, 2013 and ending on June 1, 2013.

On December 8, 2011, Independence Oil & LP Gas, Inc., one of our subsidiaries at the time, entered into an agreement with John D. Marketing appointing John D. as its agent for procuring liquefied propane from wholesale suppliers. On November 6, 2013, we sold Independence to an unrelated third party, Blue Ridge Energies, LLC. Pursuant to the agreement, John D. Marketing was Independence’s exclusive agent for the purpose of obtaining propane from wholesale suppliers and was responsible for monitoring the inventory levels in Independence’s propane storage tank facilities. Independence paid John D. Marketing an agency fee of $0.02 per gallon of propane purchased. The agreement became effective on December 1, 2011 and its initial term expired on September 30, 2012. The agreement automatically renewed on a month-to-month basis unless terminated by either party with 30 days written notice. John D. Marketing assigned this agreement to Gas Natural Resources when we purchased John D. Marketing’s assets on June 1, 2013. Fees paid to John D. Marketing by Independence totaled approximately $16,600 from January through June of 2013.

The agreements with John D. Marketing described above were reviewed and discussed by the independent members of our board of directors.

Agreements with Gas Pipeline Companies Controlled by Richard Osborne

Natural Gas Transportation Agreements. Orwell and Brainard have an agreement with Orwell-Trumbull Pipeline Co., LLC (Orwell-Trumbull), which is an entity owned by the

Osborne Trust, for transportation service on its intrastate pipeline in Northeastern Ohio. The charge on the Orwell-Trumbull pipeline is a volumetric rate of $0.95 per thousand cubic feet (Mcf) plus shrinkage. Payments made for transportation services under this agreement totaled approximately $453,500 for 2013. This agreement has a current term of 15 years that began on July 1, 2008.

Additionally, NEO, Orwell and Brainard have transportation agreements with Cobra, for transportation on its intrastate pipeline in Northeastern Ohio. The price on the Cobra pipeline is a commodity rate of $0.50 per Mcf plus shrinkage. Additional treating fees may be applied at $0.25 per Mcf. The agreements have fifteen-year terms that began July 1, 2008. On April 1, 2013, NEO entered into agreements with Cobra modifying the transportation agreements. Pursuant to these modifications, Cobra agreed to transport a specified minimum number of dekatherms of natural gas per day for NEO’s use. NEO pays to Cobra a fee of $0.50 per dekatherm per day for this guaranty of pipeline capacity, whether or not it is utilized. These firm commitment agreements have a term of one year and renew annually unless terminated by either party by advance notice. The modifications to the transportation agreements were not approved in advance by our board of directors, but were reviewed, discussed and ratified by disinterested and independent directors at the April 2013 meeting of our board. Payments made for transportation services under these agreements were approximately $700,000 for 2013.

John D. Marketing was a party to various transportation service agreements with entities owned or controlled by Mr. Osborne when we acquired its assets on June 1, 2013. Upon the closing of our acquisition of the assets of John D. Marketing, these agreements were assigned to Gas Natural Resources. These affiliate transportation agreements were reviewed and approved by the independent members of our board of directors and are as follows:

•	Three transportation service agreements between John D. Marketing and Cobra, an entity owned by the Osborne Trust, each dated January 30, 2008, for the transportation and re-delivery of natural gas in the Churchtown, Holmesville and North Trumbull areas. These agreements became effective on February 6, 2008, and automatically renew on a year-to-year basis unless terminated by either party with a written notice received before January 2 of the preceding year. Cobra charges tariff rates for its services under these agreements. Payments made by Gas Natural Resources under these agreements totaled $74,200 from June 1, 2013 until the end of 2013.

•	A transportation service agreement between John D. Marketing and Orwell-Trumbull dated January 15, 2009 for the transportation and re-delivery of natural gas. This agreement became effective on February 6, 2009, and has a six year initial term with the possibility for year-to-year automatic renewals thereafter. The agreement may be terminated by either party with a written notice received before January 2 of the preceding year. Payments made by Gas Natural Resources under this agreement totaled $64,900 from June 1, 2013 until the end of 2013.

Pipeline Lease Agreement and Related Note Receivable. Orwell entered a lease agreement with ONG Marketing, Inc. for utilization of pipelines in Trumbull, Geauga and Ashtabula counties in Ohio for the transportation of natural gas. Lease payments are

$1,100 per month for 15 years beginning January 1, 2001. Orwell holds a corresponding note issued by ONG Marketing with a maturity date of December 31, 2016 and an annual interest rate of 7.0% evidencing $121,000 loaned to ONG Marketing to finance the acquisition of the pipelines. At the time the lease and the note were entered, ONG Marketing was owned by the Osborne Trust. In July 2009, ONG Marketing transferred all of its rights and duties under the lease and the note to John D. Marketing and, subsequently, these rights and duties were transferred to Gas Natural Resources when we purchased the assets of John D. Marketing. As a consequence, we assumed the corresponding liability of this note, effectively settling the note at the close of the acquisition. The pipeline and corresponding lease were also acquired by us in the acquisition of John D. Marketing’s assets.

Electronic Metering Service and Operation Agreements. Orwell, NEO and Brainard each have agreements dated April 15, 2009 with Cobra for the maintenance and operation of electronic metering points for the transportation of natural gas. Orwell also has an agreement dated April 15, 2009 with Orwell-Trumbull for the same purpose. Each of the four agreements has a term of three years from the date of the installation of the electronic metering equipment and thereafter for successive one year terms until terminated. Each agreement provides for the payment of $125 per location per month as a fee for the operating and general maintenance of the gas metering and communication equipment. Payments made for services provided under these agreements totaled approximately $43,500 in 2013.

Unless otherwise indicated, all agreements described above were reviewed and discussed by a disinterested and independent special committee of our board of directors and approved by our board of directors.

Other Related Party Transactions

Kykuit Resources. Through our subsidiaries Energy West Resources, Inc. and Energy West, Incorporated, we own a 24.5% interest in Kykuit Resources, LLC, a developer of oil, gas and mineral leases in which it holds ownership interests. Certain related persons also have interests in Kykuit.

•	Richard Osborne owns a 26.4% membership interest in Kykuit.

•	JDOG is the managing member of Kykuit and owns 23.2% of the membership interests. Richard Osborne is the chairman of the board and chief executive officer of JDOG. Our director, president and chief operating officer, Gregory Osborne, was president, chief operating officer and a director of JDOG until January 2012. Our chief financial officer, vice president and director, Thomas J. Smith, is a director of JDOG.

At December 31, 2013, our total investment in Kykuit was approximately $2,200,000, with a net investment of $352,000 after deducting undistributed losses of approximately $1,800,000. Our investment in Kykuit was ratified by two disinterested and independent directors as well as all other members of our board of directors.

Parts and Equipment Supply Transactions. NEO, Orwell, Bangor Gas Company, LLC and Spelman Pipeline Holdings, LLC purchase parts and equipment for construction and maintenance of their distribution facilities from Big Oat’s Oil Field Supply Company, LLC, a company owned by the Osborne Trust. Purchases from this supply company totaled approximately $3,400,000 in 2013. These transactions are not approved in advance by our board of directors, but are reviewed, discussed and ratified at monthly meetings of our board by disinterested and independent directors as well as other board members.

Construction and Other Support Services. We provide construction and maintenance support to several companies owned and controlled by Richard Osborne. Employees of Energy West Resources rendered services to various companies owned or controlled by Richard Osborne for the construction or maintenance of gas gathering systems, right of way services and other gas-related facilities. Payments made by companies affiliated with Richard Osborne totaled approximately $232,400 for the services of these employees during 2013. Orwell sold materials to various Osborne companies during 2013 for approximately $14,300. In 2010, NEO entered into an agreement with Great Plains Exploration to manage the required Ohio Department of Transportation drug and alcohol testing program for Great Plain’s employees. The agreement is for a five-year term. Great Plains Exploration paid NEO $7,500 for managing the compliance program in 2013.

These transactions are not approved in advance by our board of directors, but are reviewed, discussed and ratified at monthly meetings of our board by disinterested and independent directors as well as other board members.

Employment of Richard Osborne’s Sons. Gregory Osborne is the son of Richard Osborne, our chairman of the board and chief executive officer. Gregory Osborne joined our board in 2009, was appointed president and chief operating officer of Energy West Resources, Inc., our Montana and Wyoming marketing and production subsidiary, in February 2012, and was appointed president and chief operating officer of Gas Natural in November 2013. We paid Gregory Osborne $142,452 for his services as an officer and director in 2013. We also paid $13,800 for an automobile for Gregory Osborne in 2013. Richard Osborne Jr. is also the son of Mr. Osborne. In 2010, we hired Richard Osborne Jr. as a part-time employee providing real estate management services. Richard Osborne Jr. received an annual salary of $80,000 and a car allowance of $6,000 in 2013.

Employment of Certain Gas Natural Officers with Companies Owned or Controlled by Richard Osborne. Certain of our officers or directors are also officers or directors of companies that we do business with and that are owned or controlled by Mr. Osborne. Donald R. Whiteman, our corporate controller, is also the secretary and treasurer of OsAir and an accountant for John D. Resources, LLC and Great Plains Exploration. Thomas J. Smith, our chief financial officer and a director, is also a director of OsAir and JDOG, a co-managing member, president and chief operating officer of Orwell-Trumbull, Cobra, a former co-managing member, president and chief operating officer of John D. Marketing, and the treasurer and a director of Lake Shore Gas. Gregory Osborne, our president and chief operating officer, is also the president of Great Plains Exploration (which is the manager of John D. Resources, LLC), the vice-president and the assistant secretary of Orwell-Trumbull and Cobra, the president of Chowder Gas Storage, LLC

(which is the sole shareholder of Lake Shore Gas), previously served as president, chief operating officer and a director of JDOG until January 2012, and is the former vice president and assistant secretary of John D. Marketing. Rebecca Howell, our corporate secretary and former controller of Gas Natural, previously held the same titles at John D. Marketing (until October 2012), and Cobra and Orwell-Trumbull (until November 2013), and was the secretary of Lake Shore Gas Storage until November 2013.

Related Person Transaction Policy

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

Director Independence. The board of directors has determined and confirmed that each of Mr. Argo, Mr. Brooksby, Mr. Greaves, Mr. Male and Mr. Victor do not have a material relationship with Gas Natural that would interfere with the exercise of independent judgment and are independent pursuant to applicable laws and regulations and the listing standards of the NYSE MKT.

ITEM 14.	Principal Accountant Fees and Services

On December 16, 2013, our independent accountants, ParenteBeard LLC, resigned, and on December 27, 2013 we engaged MaloneBailey LLP to serve as the company’s independent accountants.

Principal Accountant Firm Fees and Services. The following is a summary of the aggregate fees billed to us for the year ended December 31, 2013 by our independent registered public accountant, MaloneBailey, and their affiliates.

Year ended December 31, 2013
Audit Fees	$277,076
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total	$277,076

The following is a summary of the aggregate fees billed to us for the years ended December 31, 2012 and December 31, 2013 by our former independent registered public accountant, ParenteBeard, and their affiliates.

	Year ended December 31, 2012	Year ended December 31, 2013
Audit Fees	$473,893	$280,757
Audit-Related Fees	—	—
Tax Fees	53,500	76,472
All Other Fees	—	—

Total	$527,393	$357,229

Audit Fees. These fees are for professional services rendered by MaloneBailey or ParenteBeard, as applicable, for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Tax Fees. These are fees for professional services rendered by ParenteBeard with respect to advisory services related to the preparation of income tax returns.

Pursuant to the written charter of our audit committee, the committee must pre-approve all audit and non-audit services provided by our independent auditors. The audit committee pre-approved all services provided by MaloneBailey and ParenteBeard and authorized us to pay the fees billed to us by MaloneBailey in 2013 and ParenteBeard in 2012 and 2013.

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

GAS NATURAL INC.

Date April 30, 2014	/s/ Thomas J. Smith
	By:	Thomas J. Smith, Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

RICHARD M. OSBORNE* Richard M. Osborne	Chief Executive Officer (Principal Executive Officer)	April 30, 2014

/s/ Thomas J. Smith Thomas J. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2014

W.E. ARGO* W.E. Argo	Director	April 30, 2014

NICHOLAS U. FEDELI* Nicholas U. Fedeli	Director	April 30, 2014

JOHN R. MALE* John R. Male	Director	April 30, 2014

MICHAEL T. VICTOR* Michael T. Victor	Director	April 30, 2014

WADE F. BROOKSBY* Wade F. Brooksby	Director	April 30, 2014

GREGORY J. OSBORNE* Gregory J. Osborne	Director	April 30, 2014

/s/ Thomas J. Smith *By: Thomas J. Smith
Attorney-in-Fact