Form 10-Q
period 2014-03-31
Gas Natural Inc.
filed 2014-05-15
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-34585

GAS NATURAL INC.

(Exact name of registrant as specified in its charter)

Ohio	27-3003768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 Station Street, Suite 100 Mentor, Ohio	44060
(Address of principal executive office)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2013 was 10,487,511 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of March 31, 2014

GLOSSARY OF TERMS

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

Bangor Gas. Bangor Gas Company, LLC.

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

Great Plains. Great Plains Natural Gas Company.

IFRS. International Financial Reporting Standards.

Independence. Independence Oil, LLC.

JDOG Marketing. John D. Oil and Gas Marketing Company, LLC.

Kidron . Kidron Pipeline LLC.

KPSC. Kentucky Public Service Commission.

Kykuit. Kykuit Resources, LLC.

Lake Shore Gas. Lake Shore Gas Storage, Inc.

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

USPF. United States Power Fund, L.P.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,133,563	$13,147,381
Marketable securities	403,884	406,134
Accounts receivable
Trade, less allowance for doubtful accounts of $2,009,461 and $1,986,531, respectively	17,632,969	13,440,565
Related parties	174,636	146,225
Unbilled gas	7,125,801	7,729,560
Note receivable – related parties, current portion	1,938	1,938
Inventory
Natural gas	843,404	5,464,744
Materials and supplies	2,543,815	2,413,745
Prepaid income taxes	675,928	727,427
Prepayments and other	1,675,645	1,064,845
Recoverable cost of gas purchases	8,411,607	1,298,299
Deferred tax asset	1,233,624	1,225,032
Discontinued operations	7,667	34,151

Total current assets	51,864,481	47,100,046

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	190,268,774	185,816,790
Less accumulated depreciation, depletion and amortization	(53,863,451)	(52,296,504)

PROPERTY, PLANT AND EQUIPMENT, NET	136,405,323	133,520,286

OTHER ASSETS
Notes receivable – related parties, less current portion	91,671	93,727
Regulatory assets
Property taxes	18,750	25,000
Income taxes	452,645	452,645
Rate case costs	119,397	130,228
Debt issuance costs, net of amortization	1,284,978	1,388,124
Goodwill	16,267,377	16,267,377
Customer relationships	3,154,625	3,230,333
Investment in unconsolidated affiliate	350,751	351,724
Restricted cash	2,087,574	1,137,442
Other assets	49,528	46,683

Total other assets	23,877,296	23,123,283

TOTAL ASSETS	$212,147,100	$203,743,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$1,112,132	$843,634
Line of credit	23,629,799	24,529,799
Accounts payable
Trade	15,785,559	12,418,701
Related parties	253,906	559,933
Notes payable, current portion	3,500,000	3,502,190
Contingent consideration, current portion	671,638	671,638
Accrued liabilities
Taxes other than income	2,899,047	3,173,640
Vacation	110,254	95,806
Employee benefit plans	231,073	178,789
Interest	373,573	169,581
Deferred payments received from levelized billing	1,157,406	2,469,665
Customer deposits	773,040	761,022
Related parties	233,681	—
Capital lease obligation, current portion	177,570	177,570
Over-recovered gas purchases	177,228	793,184
Other current liabilities	1,403,781	1,482,375
Discontinued operations	9,181	45,855

Total current liabilities	52,498,868	51,873,382

LONG-TERM LIABILITIES
Deferred investment tax credits	128,989	134,255
Deferred tax liability	12,052,261	9,055,166
Asset retirement obligation	2,072,931	2,026,353
Customer advances for construction	1,016,803	1,016,671
Regulatory liability for income taxes	83,161	83,161
Long-term customer deposits	949,540	—
Capital lease obligation, less current portion	1,862,938	1,862,938
Contingent consideration, less current portion	13,362	13,362

Total long-term liabilities	18,179,985	14,191,906

NOTES PAYABLE, less current portion	40,073,552	40,198,552

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 10,451,678 and 10,451,678 shares issued and outstanding, respectively	1,567,752	1,567,752
Capital in excess of par value	63,777,299	63,468,969
Accumulated other comprehensive income	103,986	104,909
Retained earnings	35,945,658	32,338,145

Total stockholders’ equity	101,394,695	97,479,775

TOTAL CAPITALIZATION	141,468,247	137,678,327

TOTAL LIABILITIES AND CAPITALIZATION	$212,147,100	$203,743,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES
Natural gas operations	$60,253,810	$39,944,662
Marketing and production	4,689,356	3,571,779
Pipeline operations	99,014	98,287

Total revenues	65,042,180	43,614,728

COST OF SALES
Natural gas purchased	41,955,435	24,116,421
Marketing and production	4,240,965	2,860,035

Total cost of sales	46,196,400	26,976,456

GROSS MARGIN	18,845,780	16,638,272

OPERATING EXPENSES
Distribution, general, and administrative	6,846,678	5,322,700
Maintenance	346,403	329,413
Depreciation and amortization	1,821,178	1,421,570
Accretion	46,578	42,607
Taxes other than income	996,732	910,907

Total operating expenses	10,057,569	8,027,197

OPERATING INCOME	8,788,211	8,611,075

Loss from unconsolidated affiliate	(973)	(1,080)
Other income, net	106,108	35,403
Acquisition expense	(5,328)	(175,879)
Interest expense	(809,381)	(802,017)

Income before income taxes	8,078,637	7,667,502

Income tax expense	(3,044,585)	(2,897,892)

INCOME FROM CONTINUING OPERATIONS	5,034,052	4,769,610

Discontinued operations, net of tax	(15,561)	18,113

NET INCOME	$5,018,491	$4,787,723

Basic weighted shares outstanding	10,451,678	8,384,863
Dilutive effect of stock options	572	781

Diluted weighted shares outstanding	10,452,250	8,385,644

BASIC AND DILUTED EARNINGS PER SHARE:
Continuing operations	$0.48	$0.57
Discontinued operations	—	—

Net income per share	$0.48	$0.57

Weighted average dividends declared per common share	$0.135	$0.135

COMPREHENSIVE INCOME:
Net income	$5,018,491	$4,787,723
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain (loss) on available for sale securities, net of tax of $(1,327), and $1,894, respectively	(923)	2,565

COMPREHENSIVE INCOME	$5,017,568	$4,790,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,018,491	$4,787,723
Less gain (loss) from discontinued operations	(15,561)	18,113

Income from continuing operations	5,034,052	4,769,610

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,821,178	1,421,570
Accretion	46,578	42,607
Amortization of debt issuance costs	103,145	104,065
Stock based compensation	308,330	807
(Gain) loss on sale of assets	(22,356)	28,268
Loss from unconsolidated affiliate	973	1,080
Investment tax credit	(5,265)	(5,265)
Deferred income taxes	2,989,830	2,886,713
Changes in assets and liabilities
Accounts receivable, including related parties	(4,220,815)	(665,538)
Unbilled gas	603,759	154,058
Restricted cash	(949,540)	—
Natural gas inventory	4,621,340	4,238,526
Accounts payable, including related parties	4,031,673	908,681
Recoverable/refundable cost of gas purchases	(7,729,264)	(2,276,426)
Prepayments and other	(611,420)	207,860
Other assets	122,081	67,218
Other liabilities	(187,612)	(864,062)

Net cash provided by operating activities of continuing operations	5,956,667	11,019,772

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,718,202)	(5,066,920)
Proceeds from sale of fixed assets	22,356	8,100
Proceeds from related party notes receivable	2,056	2,968
Restricted cash – capital expenditures fund	(59)	325,421
Customer advances for construction	132	20,668
Contributions in aid of construction	211,004	52,410

Net cash used in investing activities of continuing operations	(5,482,713)	(4,657,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	7,000,000	3,750,000
Repayments of lines of credit	(7,900,000)	(9,690,000)
Repayments of notes payable	(127,190)	(127,042)
Debt issuance costs	—	(6,652)
Exercise of stock options	—	159,500
Restricted cash – debt service fund	(533)	(883)
Dividends paid	(1,410,978)	(1,131,717)

Net cash used in financing activities of continuing operations	(2,438,701)	(7,046,794)

DISCONTINUED OPERATIONS
Operating cash flows	(40,444)	31,402
Investing cash flows	—	595
Financing cash flows	(8,627)	9,000

Net cash provided by (used in) discontinued operations	(49,071)	40,997

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,013,818)	(643,378)
Cash and cash equivalents, beginning of period	13,147,381	3,435,117

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,133,563	$2,791,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$502,812	$543,906
Cash refunded for income taxes, net	325	(21,450)

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable	$1,095,671	$707,846
Capital assets acquired through trade-in	30,068	—
Accrued dividends	470,326	377,539
Capitalized interest	3,964	1,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Gas Natural Inc. (the “Company”) is a natural gas company with operations in seven states. The Company’s primary operations are natural gas utility companies located throughout these states. The Company’s operations also include marketing and production of natural gas, gas pipeline transmission, and gathering operations. Along with its corporate level operations, these areas of operation represent the Company’s four main operating segments and are described below.

• Natural Gas Operations	Annually distributes approximately 36 Bcf of natural gas to approximately 73,000 customers. The Company’s natural gas utility subsidiaries are Public Gas Company (Kentucky), Bangor Gas (Maine), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), Brainard Gas Corp. (Ohio), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Energy West Wyoming (Wyoming).

• Marketing and Production Operations	Annually markets approximately 1.5 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming, Ohio, and Pennsylvania through the Company’s EWR and GNR subsidiaries. The EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns an average 51% gross working interest (average 43% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

• Pipeline Operations	The Shoshone interstate and Glacier gathering natural gas pipelines located in Montana and Wyoming are owned through the subsidiary, EWD. Certain natural gas producing wells owned by EWD are being managed and reported under the marketing and production operations.

• Corporate and Other	Encompasses costs associated with business development and acquisitions, dispositions of subsidiary entities, results of discontinued operations, dividend income, recognized gains or losses from the sale of marketable securities, and activity from Lone Wolfe which serves as an insurance agent for the Company and other businesses in the energy industry.

Energy West was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009 to facilitate future acquisitions and corporate-level financing to support the Company’s growth strategy. On July 9, 2010, the Company changed its name to Gas Natural Inc. and reincorporated from Montana to Ohio. Moving the incorporation to Ohio enhanced the Company’s flexibility and provided a more efficient platform from which to operate and grow.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Gas Natural Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to fairly present the results of operations for the interim periods. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. A majority of the Company’s revenues are derived from its natural gas utility operations, making its revenue seasonal in nature. Therefore, the largest portion of the Company’s operating revenue is generated during the colder months when its sales volume increases considerably. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 – Marketable Securities

The Company’s marketable securities as of March 31, 2014 and December 31, 2013 consisted only of common stock classified as available-for-sale securities. The Company did not sell any available-for-sale securities during the three months ended March 31, 2014 and 2013. All unrealized gains and losses on these securities are included in Other comprehensive income (loss) on the Company’s Condensed Consolidated Statement of Comprehensive Income net of tax. No unrealized gains or losses have been reclassified from Other comprehensive income to a component of Net income.

The following is a summary of available-for-sale securities owned by the Company:

	March 31, 2014
	Investment at cost	Unrealized gains	Unrealized losses	Estimated fair value

Common stock	$238,504	165,380	$—	$403,884

	December 31, 2013
	Investment at cost	Unrealized gains	Unrealized losses	Estimated fair value

Common stock	$238,504	$167,630	$—	$406,134

Note 3 – Fair Value Measurements

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total

ASSETS:
Common stock	$403,884	$—	$—	$403,884

LIABILITIES:
Contingent consideration	$—	$—	$685,000	$685,000

	December 31, 2013
	Level 1	Level 2	Level 3	Total

ASSETS:
Common stock	$406,134	$—	$—	$406,134

LIABILITIES:
Contingent consideration	$—	$—	$685,000	$685,000

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

The contingent consideration liability categorized in level 3 of the fair value hierarchy arose as a result of the JDOG Marketing acquisition in June 2013. The purchase agreement for the transaction provided for contingent “earn-out” payments in the form of validly issued, fully paid and non-assessable shares of the Company’s common stock for a period of five years after the closing of the transaction if the acquired business achieved a minimum annual EBITDA target of $810,432. This amount was JDOG Marketing’s EBITDA for the year ended December 31, 2011. If the acquired business’s actual EBITDA for a given year is less than the target EBITDA, then no earn-out payment is due and payable for that particular period. If the acquired business’s actual EBITDA for a given year meets or exceeds the target EBITDA, then an earn-out payment in an amount equal to actual EBITDA divided by target EBITDA multiplied by $575,000 will have been earned for that year. Due to the earn-out structure, the maximum amount that could be earned over the five year period is unlimited.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration

Opening balance December 31, 2013	$685,000

Transfers into level 3	—
Transfers out of level 3	—
Total (gains) losses for period:
Included in net income	—
Included in other comprehensive income	—
Purchases	—
Sales	—
Settlements	—
Issuances	—

Closing balance March 31, 2014	$685,000

The following table summarizes quantitative information used in determining the fair value of the Company’s liabilities categorized in level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measures
	Fair Value at March 31, 2014	Valuation Techniques	Unobservable Input	Range
Contingent Consideration	$685,000	Monte Carlo analysis	Forecasted annual EBITDA	$0.3 - $0.6 million
			Weighted avg cost of capital	15.0% - 15.0%
			U.S. Treasury yields	0.1% - 1.2%

		Discounted cash flow	U.S. Treasury yields	0.1% - 1.2%
			Credit spread	1.0% - 1.7%

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

Note 4 – Restricted Cash

At March 31, 2014 and December 31, 2013, the Company maintained a restricted cash balance of $1.1 million and $1.1 million related to the Company’s Sun Life debt covenants. See the Sun Life Debt Covenant section of Note 5 - Credit Facilities and Long-Term Debt for more information regarding these restricted funds.

At March 31, 2014, the Company has an additional restricted cash balance of $0.9 million. This balance represents a deposit paid to Bangor Gas, a subsidiary of the Company, by Verso Bucksport Power LLC (“Verso”) as a condition of transferring to Verso a gas

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transportation service agreement previously between Bangor Gas and H.Q. Energy Services (U.S.) Inc. (“HQUS”). Bangor Gas is restricted from using these funds unless and until a default under this agreement has occurred. This deposit will be refunded to Verso at the termination of the gas transportation service agreement.

Note 5 – Credit Facilities and Long-Term Debt

Line of Credit

The Company has a revolving credit facility with the Bank of America with a maximum borrowing capacity of $30.0 million due April 1, 2017. This revolving credit facility includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $23.6 million and $24.5 million at March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, interest expense related to the line of credit was $145,000 and $131,000, respectively. The weighted average interest rate for the revolving credit facility was 2.39% and 2.43%, for the three months ended March 31, 2014 and 2014, respectively.

Notes Payable

The following table details the Company’s outstanding long-term debt balances at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	$9,250,000	$9,375,000
6.16%, Allstate/CUNA Senior unsecured note, due June 29, 2017	13,000,000	13,000,000
5.38%, Sun Life fixed rate note, due June 1, 2017	15,334,000	15,334,000
LIBOR plus 3.85%, Sun Life floating rate note, due May 3, 2014	3,000,000	3,000,000
4.15% Sun Life senior secured guaranteed note, due June 1, 2017	2,989,552	2,989,552
Vehicle loan	—	2,190

Total notes payable	43,573,552	43,700,742
Less: current portion	3,500,000	3,502,190

Notes payable, long-term portion	$40,073,552	$40,198,552

Debt Covenants

Bank of America

The Bank of America revolving credit agreement and term loan contain various covenants, which require that Energy West and its subsidiaries maintain compliance with a number of financial covenants, including a limitation on investments in another entity by acquisition of any debt or equity securities or assets or by making loans or advances to such entity. In addition, Energy West must maintain a total debt to total capital ratio of not more than .55-to-1.00 and an interest coverage ratio of no less than 2.0-to-1.0. The credit facility restricts Energy West’s ability to create, incur or assume indebtedness except (i) indebtedness under the credit facility (ii) indebtedness incurred under certain capitalized leases including the capital lease related to the Loring pipeline, and purchase money obligations not to exceed $500,000, (iii) certain indebtedness of Energy West’s subsidiaries, (iv) certain subordinated indebtedness, (v) certain hedging obligations and (vi) other indebtedness not to exceed $1.0 million.

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

Sun Life

The Sun Life covenants restrict certain cash balances and require two main types of debt service reserve accounts to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve accounts was $1.1 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively, and is included in restricted cash on the Company’s Consolidated Balance Sheets. The debt service reserve accounts cannot be used for operating cash needs.

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

The obligors (NEO, Orwell, Brainard, and the Company’s unregulated Ohio subsidiaries) are also prohibited from creating, assuming or incurring additional indebtedness except for (i) obligations under certain financing agreements, (ii) indebtedness incurred under certain capitalized leases and purchase money obligations not to exceed $500,000 at any one time outstanding, (iii) indebtedness outstanding as of March 31, 2011, (iv) certain unsecured intercompany indebtedness and (v) certain other indebtedness permitted under the notes.

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

The notes prohibit the Company from selling or otherwise transferring assets except in the ordinary course of business and to the extent such sales or transfers, in the aggregate, over each rolling twelve month period, do not exceed 1% of total assets. The Company received consent from Sun Life, under its covenant restrictions, approving the sale of Independence prior to the finalization of the transaction. Generally, the Company may consummate a merger or consolidation if there is no event of default and the provisions of the notes are assumed by the surviving or continuing corporation. The Company is also generally limited in making acquisitions in excess of 10% of total assets.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Stock Compensation

2012 Incentive and Equity Award Plan

The 2012 Incentive and Equity Award Plan provides for the grant of options, restricted stock, performance awards, other stock-based awards and cash awards to certain eligible employees and directors. The number of shares authorized for issuance under the plan is 500,000.

On March 26, 2014, in order to further align the directors’ interests with those of the Company’s shareholders, the board granted an award of the Company’s common stock to each current director of Gas Natural. The total number of shares awarded was 30,833 with a grant date fair value of $0.3 million. The award was not conditional on any future performance or event and as such, the award was fully expensed on the grant date. These shares were subsequently issued on April 3, 2014.

2012 Non-Employee Director Stock Award Plan

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. The number of shares authorized for issuance under the plan is 250,000. As of March 31, 2014, no awards had been granted under the plan.

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the “Option Plan”) expired on October 4, 2012 and provided for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. As of March 31, 2014 and December 31, 2013, there were 5,000 and 5,000 options outstanding, respectively. Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. No options were granted under this plan during the three months ended March 31, 2014 and 2013.

A summary of the status of outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2013	5,000	$8.44	$—
Granted	—	$—
Exercised	—	$—
Expired	—	$—

Outstanding March 31, 2014	5,000	$8.44	$8,100

Exercisable March 31, 2014	5,000	$8.44	$8,100

The following additional information applies to options outstanding at March 31, 2014:

Grant Date	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
6/3/2009	$8.44	5,000	$8.44	0.18	5,000	$8.44

		5,000			5,000

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three months ended March 31, 2014 and 2013 was $85,840 and $91,617, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. For the three months ended March 31, 2014 and 2013, the Company contributed shares of common stock valued at $7,515 and $14,177, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. For the three months ended March 31, 2014 and 2013, the Company made no contributions.

The Company has sponsored a defined postretirement health plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of March 31, 2014 and December 31, 2013, the value of plan assets was $143,477 and $155,750, respectively. The assets remaining in the trust will be used to fund the plan until the assets are exhausted.

Note 8 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended March 31,
	2014	2013

Tax expense at statutory rate of 34%	$2,737,798	$2,616,860
State income tax, net of Federal tax expense	272,491	296,676
Amortization of deferred investment tax credits	(5,265)	(5,265)
Adjustment to tax return filed	40,914	—
Other	(12,082)	655

Total income tax expense	3,033,856	2,908,926
Discontinued operations	10,729	(11,034)

Income tax expense from continuing operations	$3,044,585	$2,897,892

The “Adjustment to tax return filed” line above for the three months ended March 31, 2014 includes an income tax adjustment of $40,914 related to the correction of income tax items related to 2012 recorded during the three months ended March 31, 2014.

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three months ended March 31, 2014 and 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of March 31, 2014 and December 31, 2013, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the three months ended March 31, 2014 and 2013, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2009 for federal and state returns remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 9 – Related Party Transactions

Acquisition of 8500 Station Street

On March 5, 2013, the Company purchased the Matchworks Building in Mentor, Ohio for $1.9 million from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC (collectively, the “Sellers”) by and through Mark E. Dottore as Receiver in the United States District Court. The Sellers are entities owned or controlled by Richard M. Osborne, a director of the Company and formerly its chairman and chief executive officer. The acquisition of the Matchworks Building was approved by the independent members of the Company’s board of directors. A subsidiary of Gas Natural, 8500 Station Street, was formed to operate the property. The Company accounted for the transaction as an asset purchase and as such recorded the land and building purchased as Property, plant and equipment on its Condensed Consolidated Balance Sheets in the amounts of $244,859 and $1,607,915, respectively. These amounts were allocated based on the assets’ relative fair values.

Notes Receivable

The Company has a note receivable from one of its employees with an annual interest rate of 4%. Monthly payments are based on a 30 year amortization schedule with a balloon payment due no later than December 1, 2017. The principal balance due was $93,609 and $95,665, of which $1,938 and $1,938 is due within one year, as of March 31, 2014 and December 31, 2013, respectively.

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Richard M. Osborne, a director of the Company and formerly its chairman and chief executive officer, at March 31, 2014 and December 31, 2013. These amounts are presented on the balance sheet as Related parties under Accounts receivable and Accounts payable.

	Accounts Receivable		Accounts Payable
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Cobra Pipeline	$140,315	$131,208	$—	$76,909
Orwell Trumbell Pipeline	—	—	—	122,693
Great Plains Exploration	10,724	7,033	48,608	73,983
Big Oats Oil Field Supply	8,912	4,945	34,407	179,447
John D. Oil and Gas Company	139	91	86,710	82,188
OsAir	1,253	—	22,678	12,979
Lake Shore Gas	—	—	51,150	—
Other	13,293	2,948	10,353	11,734

Total related party balances	174,636	146,225	253,906	559,933
Less amounts included in discontinued operations	—	—	—	—

Total related party balances included in continuing operations	$174,636	$146,225	$253,906	$559,933

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, a director of the Company and formerly its chairman and chief executive officer, for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$338,335	$—	$8,000	$60,523	$—
Orwell Trumbell Pipeline	295,232	—	—	1,148	—
Great Plains Exploration	217,653	—	—	9,503	1,500
Big Oats Oil Field Supply	—	254,306	88,673	3,862	850
John D. Oil and Gas Company	285,138	—	—	143	16,500
OsAir	76,496	—	6,001	2,277	6,366
Lake Shore Gas	111,210	—	—	—	—
Other	29,133	—	13,685	13,063	1,200

Total	$1,353,197	$254,306	$116,359	$90,519	$26,416

	Three Months Ended March 31, 2013
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$576,454	$—	$4,085	$3,282	$—
Cobra Pipeline	333,769	—	—	17,855	3,558
Orwell Trumbell Pipeline	312,535	—	—	10,547	—
Great Plains Exploration	129,436	—	—	10,546	1,773
Big Oats Oil Field Supply	—	337,550	165,213	1,940	187
John D. Oil and Gas Company	83,361	—	—	—	—
OsAir	58,289	—	18,250	—	—
Other	10,111	—	27,689	15,451	47

Total	$1,503,955	$337,550	$215,237	$59,621	$5,565

In addition, the Company accrued a liability of $234,000 due to companies controlled by Richard M. Osborne, a director of the Company and formerly its chairman and chief executive officer, for natural gas used through March 31, 2014 that had not yet been invoiced. The related expense is included in the gas purchased line item in the accompanying Statements of Comprehensive Income.

Note 10 – Operating Segments

The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production business, and pipeline business. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable and payable, equity, and subsidiary investments.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline, and corporate & other operations.

Three Months Ended March 31, 2014
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Corporate & Other	Consolidated

OPERATING REVENUES	$60,340,354	$7,929,773	$99,014	$—	$68,369,141
Intersegment elimination	(86,544)	(3,240,417)	—	—	(3,326,961)

Total operating revenue	60,253,810	4,689,356	99,014	—	65,042,180

COST OF SALES	42,041,979	7,481,382	—	—	49,523,361
Intersegment elimination	(86,544)	(3,240,417)	—	—	(3,326,961)

Total cost of sales	41,955,435	4,240,965	—	—	46,196,400

GROSS MARGIN	$18,298,375	$448,391	$99,014	$—	$18,845,780

OPERATING EXPENSES	8,602,160	382,458	22,012	1,076,184	10,082,814
Intersegment elimination	—	—	—	(25,245)	(25,245)

Total operating expenses	8,602,160	382,458	22,012	1,050,939	10,057,569

OPERATING INCOME (LOSS)	$9,696,215	$65,933	$77,002	$(1,050,939)	$8,788,211

DISCONTINUED OPERATIONS	$—	$—	$—	$(15,561)	$(15,561)

NET INCOME (LOSS)	$5,693,246	$20,801	$44,948	$(740,504)	$5,018,491

Three Months Ended March 31, 2013
	Natural Gas Operations	Marketing and Production	Pipeline Operations	Corporate & Other	Consolidated

OPERATING REVENUES	$40,030,408	$5,588,212	$98,287	$—	$45,716,907
Intersegment elimination	(85,746)	(2,016,433)	—	—	(2,102,179)

Total operating revenue	39,944,662	3,571,779	98,287	—	43,614,728

COST OF SALES	24,202,167	4,876,468	—	—	29,078,635
Intersegment elimination	(85,746)	(2,016,433)	—	—	(2,102,179)

Total cost of sales	24,116,421	2,860,035	—	—	26,976,456

GROSS MARGIN	$15,828,241	$711,744	$98,287	$—	$16,638,272

OPERATING EXPENSE	7,576,871	261,251	47,678	141,397	8,027,197

OPERATING INCOME (LOSS)	$8,251,370	$450,493	$50,609	$(141,397)	$8,611,075

DISCONTINUED OPERATIONS	$—	$—	$—	$18,113	$18,113

NET INCOME (LOSS)	$4,711,206	$248,461	$27,114	$(199,058)	$4,787,723

Note 11 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shareholders Suit

Beginning on December 10, 2013, five putative shareholder derivative lawsuits were filed by five different individuals, in their capacity as shareholders of Gas Natural, in the United States District Court for the Northern District of Ohio, purportedly on behalf of Gas Natural and naming certain of the Company’s current and former executive officers and directors as individual defendants. These five shareholder lawsuits are captioned as follows: (1) Richard J. Wickham v. Richard M. Osborne, et al., (Case No. 1:13-cv-02718-LW); (2) John Durgerian v. Richard M. Osborne, et al., (Case No. 1:13-cv-02805-LW); (3) Joseph Ferrigno v. Richard M. Osborne, et al., (Case No. 1:13-cv-02822-LW); (4) Kyle Warner v. Richard M. Osborne, et al., (Case No. 1:14-cv-00007-LW) and (5) Gary F. Peters v. Richard M. Osborne, (Case No. 1:14-cv-0026-CAB). On February 6, 2014, the five lawsuits were consolidated solely for purposes of conducting limited pretrial discovery, and on February 21, 2014, the Court appointed lead counsel for all five lawsuits. No formal discovery has been conducted to date.

The consolidated action contains claims against various current or former directors or officers of Gas Natural alleging, among other things, violations of federal securities laws, breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising primarily out of the Company’s acquisition of the Ohio utilities, services provided by JDOG Marketing and the acquisition of JDOG Marketing, and the sale of the Company’s common stock by Richard M. Osborne, a director of the Company and its former chairman and chief executive officer, and Thomas J. Smith, a director of the Company and its former chief financial officer. The suit seeks the recovery of unspecified damages allegedly sustained by Gas Natural, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiffs’ attorney’s fees and other relief.

Gas Natural and the other defendants filed a motion to dismiss this consolidated action in its entirety on May 8, 2014. The motion to dismiss was based on, among other things, the failure of the plaintiffs to make demand on Gas Natural’s board of directors to address the alleged wrongdoing prior to filing their lawsuits and the failure to state viable claims against various individual defendants.

At this time the Company is unable to provide an estimate of any possible future losses that it may incur in connection to this suit. The Company carries insurance that it believes will cover any negative outcome associated with this action. This insurance carries a $250,000 deductible which the Company will be responsible for paying before any losses will be covered. Although we believe these insurance proceeds are available, we may incur costs and expenses related to the lawsuits that are not covered by insurance which may be substantial. Any unfavorable outcome of the pending lawsuits could adversely impact the Company’s business and results of operations.

Harrington Employment Suit

On February 25, 2013, one of the Company’s former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims that he was terminated in violation of Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in Gas Natural’s Ohio corporate offices. On March 20, 2013, the Company filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. The court has asked the parties to file comprehensive statements of fact and scheduled a hearing on the motion to dismiss on July 1, 2014. The Company believes his claims under Montana law are without merit, and intends to vigorously defend this case on all grounds.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2010 NEO Audit

During the year ended December 31, 2010, the PUCO conducted an audit of NEO’s GCR as filed from September 2007 through August 2009. In connection with the audits, the PUCO found that NEO had under-recovered gas costs of approximately $1.1 million. The collection of the under-recovery for NEO began in February of 2012. This adjustment appeared on the accompanying Consolidated Balance Sheets as part of “recoverable cost of gas purchases”. The remaining balance in NEO’s recoverable cost of gas purchases was $84,463 and $234,253 at March 31, 2014 and December 31, 2013, respectively.

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

On November 13, 2013, the PUCO issued an Opinion and Order in the NEO and Orwell GCR cases; case numbers 12-209-GA-GCR and 12-212-GA-GCR. The Order concluded that adjustments to NEO and Orwell’s GCRs were appropriate in the amounts of $0.8 million and $0.2 million, respectively. These adjustments represent disallowed agent fees paid by NEO and Orwell to JDOG Marketing for natural gas procurement, disallowed processing and treatment fees paid by NEO to Cobra for NEO’s natural gas supply being delivered through Cobra’s pipeline, and certain excess costs associated with local production gas purchased by NEO and Orwell from JDOG Marketing. Both JDOG Marketing and Cobra were companies controlled by Richard M. Osborne, a director of the Company and formerly its chairman and chief executive officer, during the periods covered by these audits. The Company examined NEO and Orwell’s GCRs for the periods immediately following the companies’ audit periods. As a result, the Company calculated that a total liability to its NEO and Orwell customers to be in the range of $1.5 million to $1.9 million. As a result, the Company accrued an additional $0.3 million in the fourth quarter of 2013 to increase its initial estimated liability to $1.5 million. The Company believes that this amount continues to be the best estimate to resolve this matter. New information may cause the Company to materially change this estimate in future periods. This amount is included as a reduction of the Recoverable cost of gas purchases line item on the accompanying Consolidated Balance Sheets.

In addition to the GCR adjustments, the PUCO ordered an investigative audit to be conducted of NEO, Orwell and all affiliated and related companies to be undertaken by an outside auditor. This audit will examine the companies’ corporate separation and management structure, internal regulatory and financial controls, compensation system, gas purchasing transactions and practices related to GCR calculations, and financial and accounting statements filed with regulatory agencies. The costs associated with these audits will be the responsibility of the Company. The actual costs associated with such an audit cannot be reasonably estimated at this time and as such no amount has been accrued. These costs may prove to be material once known.

Trade Receivables

Included in the accounts receivable, trade line item on the accompanying condensed consolidated balance sheet are $1,079,342 and $1,059,224, net of allowance for doubtful accounts of $1,421,000 and $1,421,000 at March 31, 2014 and December 31, 2013, respectively, for amounts due to the Company by a large industrial customer that is currently under Chapter 11 bankruptcy protection. All but $178,546 of the amounts were incurred after the customer’s petition for bankruptcy was filed and the Company believes it will ultimately receive payment as the customer emerges from bankruptcy protection.

Note 12 – Subsequent Events

Dividends

On May 5, 2014, the Company declared a dividend of $0.045 per share that is payable to shareholders of record on May 15, 2014. There were 10,487,511 shares outstanding on May 15, 2014 resulting in a total dividend of $471,938 which will be paid to shareholders on May 31, 2014.

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

Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the Securities and Exchange Commission (“SEC”) and our reports to shareholders, involve known and unknown risks and other factors that may cause our company’s actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 73,000 customers. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Energy West Wyoming (Wyoming), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas, gas pipeline transmission, and gathering operations. Approximately 88% of our revenues in the three months ended March 31, 2014 were derived from our natural gas utility operations. Due to the sale of Independence in November 2013, the Company’s propane operations were classified as discontinued operations as of March 31, 2014. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence. Our revenue is seasonal in nature; therefore, the largest portion of our operating revenue is generated during the colder months when our sales volumes increase considerably. The interim results on the accompanying condensed consolidated statement of comprehensive income are not indicative of the estimated results for a full fiscal year.

The following summarizes the critical events that impacted our results of operations during the three months ended March 31, 2014:

•	Revenue increased significantly due primarily to the increase in the price paid for natural gas passed on to our customers in all of our markets. Customer growth and colder weather also contributed to the increase in revenue.

•	Gross margin increased due to customer growth in our North Carolina, Maine and Ohio markets and amplified by colder weather throughout our service territories

•	Our newly-formed GNR subsidiary, formed in June 2013 contributed to gross margin.

•	Our operating cash flow was significantly affected by amounts paid for gas cost in the first quarter of 2014 that will be recovered through rates over the remaining months of 2014.

Our financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations, and Corporate and Other.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2013. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2014 and for the three month period ended March 31, 2014. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Income (Loss) from Discontinued Operations — The 2014 and 2013 results of the Company’s Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence. The Company’s loss from discontinued operations for the three months ended March 31, 2014 was $16,000 or $0.001 per share, compared to a net income of $18,000 or $0.002 per share for the three months ended March 31, 2013, a decrease of $34,000. The increased loss is primarily due to the decreased activity in Independence due to the discontinuance of its operations in 2013.

Net Income from Continuing Operations — Net income for the three months ended March 31, 2014 was $5,034,000, or $0.48 per diluted share, compared to a net income of $4,770,000 or $0.57 per diluted share for the three months ended March 31, 2013, an increase of $264,000. Net income from our natural gas operations increased by $982,000 due primarily to colder weather and customer growth. Net income from our gas marketing and production operations decreased by $228,000. Net income from our pipeline operations increased by $18,000. Net loss from our corporate and other segment increased by $508,000 to a loss of $741,000. Our secondary public offering in July 2013 resulted in 1.7 million additional shares outstanding and leads to the dilutive effect on the per share amounts in 2014 compared to 2013.

Revenues — Revenues increased by $21,427,000 to $65,042,000 for the three months ended March 31, 2014 compared to $43,615,000 for the same period in 2013. The increase was primarily attributable to; (1) a natural gas revenue increase of $20,309,000 due to an increase in the price of natural gas in all of our markets passed through to our customers and increased sales volumes due to customer growth and colder weather; and (2) an increase of $1,118,000 in the revenue from our marketing and production operation primarily due to sales from our newly-acquired marketing company, GNR.

Gross Margin — Gross margin increased by $2,208,000 to $18,846,000 for the three months ended March 31, 2014 compared to $16,638,000 for the same period in 2013. Our natural gas operation’s margins increased $2,469,000, due to increased sales volumes from continued customer growth in Maine, North Carolina and Ohio amplified by colder weather in all our markets. Gross margin from our marketing and production operations decreased $264,000 primarily due to higher cost natural gas supplied to our fixed price sales commitments in our existing marketing operation.

Operating Expenses — Operating expenses, other than cost of sales, increased by $2,031,000 to $10,058,000 for the three months ended March 31, 2014 compared to $8,027,000 for the same period in 2013. Operating expenses from our natural gas operations increased by $1,025,000 due to the following: (1) distribution, general and administrative expenses increased by $555,000 due to increases in salaries, professional services and natural gas used in operations; (2) depreciation expense increased by $347,000 due to increased capital expenditures; and (3) taxes other than income increased by $104,000. Operating expenses in our corporate and other segment increased by $909,000 due to increases in professional services, expense related to a director stock compensation award of $308,000, and the write-off of $197,000 of construction work in progress related to a software conversion project that has been terminated. Operating expenses in our marketing and production segment increased by $121,000.

Other Income, net — Other income, net increased by $71,000 to income of $106,000 for the three months ended March 31, 2014 compared to income of $35,000 for the same period in 2013.

Acquisition Expense — Acquisition expense decreased by $171,000 to $5,000 for the three months ended March 31, 2014 compared to $176,000 for the same period in 2013. The 2013 period included $140,000 related to the JDOG Marketing assets acquisition and $86,000 related to the Matchworks building asset acquisition.

Interest Expense — Interest expense increased by $7,000 to $809,000 for the three months ended March 31, 2014 compared to $802,000 in 2013.

Income Tax Expense — Income tax expense increased by $147,000 to $3,045,000 for the three months ended March 31, 2014 compared to $2,898,000 for the same period in 2013. The increase is primarily due to an increase in pre-tax income. The Company’s effective tax rate decreased to 37.7% for the three months ended March 31, 2014 compared to 37.8% in the 2013 period.

Net Income (Loss) by Segment and Service Area

The components of net income for the three months ended March 31, 2014 and 2013 are:

	Three Months Ended March 31,
($ in thousands)	2014	2013

Natural Gas Operations
Energy West Montana (MT)	$885	$807
Energy West Wyoming (WY)	306	280
Frontier Natural Gas (NC)	1,092	1,034
Bangor Gas (ME)	1,393	1,098
Ohio Companies (OH)	1,980	1,468
Public Gas (PGC)	37	25

Total Natural Gas Operations	5,693	4,712
Marketing & Production Operations	21	248
Pipeline Operations	45	27

	5,759	4,987
Corporate & Other	(725)	(217)

Income from Continuing Operations	5,034	4,770
Propane Operations - Discontinued Operations	(16)	18

Consolidated Net Income	$5,018	$4,788

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended March 31,
($ in thousands)	2014	2013

Natural Gas Operations
Operating revenues	$60,254	$39,945
Gas Purchased	41,956	24,116

Gross Margin	18,298	15,829
Operating expenses	8,602	7,577

Operating income	9,696	8,252
Other income	112	39

Income before interest and taxes	9,808	8,291
Interest expense	(744)	(718)

Income before income taxes	9,064	7,573
Income tax expense	(3,371)	(2,861)

Net Income	$5,693	$4,712

Operating Revenues

	Three Months Ended March 31,
($ in thousands)	2014	2013

Full Service Distribution Revenues
Residential	$27,900	$17,637
Commercial	27,893	18,290
Industrial	275	215
Other	25	26

Total full service distribution	56,093	36,168

Transportation	3,873	3,489
Bucksport	288	288

Total operating revenues	$60,254	$39,945

Utility Throughput

	Three Months Ended March 31,
(in million cubic feet (MMcf))	2014	2013

Full Service Distribution
Residential	2,805	2,245
Commercial	2,323	1,972
Industrial	51	49

Total full service	5,179	4,266

Transportation	3,346	3,169
Bucksport	957	3,763

Total Volumes	9,482	11,198

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended March 31,		Percent Colder (Warmer) 2014 Compared to
	Normal	2014	2013	Normal	2013

Great Falls, MT	2,258	3,590	2,882	58.99%	24.57%
Cody, WY	2,300	3,341	2,975	45.26%	12.30%
Bangor, ME	2,620	4,039	3,586	54.16%	12.63%
Elkin, NC	1,640	2,434	2,232	48.41%	9.05%
Youngstown, OH	2,242	3,702	3,153	65.12%	17.41%
Jackson, KY	1,770	2,696	2,460	52.32%	9.59%

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenues and Gross Margin

Revenues increased by $20,309,000 to $60,254,000 for the three months ended March 31, 2014 compared to $39,945,000 for the same period in 2013. This increase is the result of the following factors:

1)	Revenue from our Maine and North Carolina markets increased by $9,341,000 due primarily to increased natural gas prices passed on to our customers. Continued customer growth magnified by colder weather caused a volume increase from full service and transportation customers of 266 MMcf in the three months ended March 31, 2014 compared to the same period in 2013 and also contributed to the increase in revenue.

2)	Revenues from our Ohio market increased $6,769,000. Revenue to full service customers increased $6,662,000, due primarily to higher prices paid for natural gas passed on to our customers. Also contributing to the increase in revenue was the increase in volumes sold of 375 MMcf in the three months ended March 31, 2014 compared to the same period in 2013, due to customer growth combined with much colder weather in 2014 than in 2013.

3)	Revenue from our Montana and Wyoming markets increased $3,978,000 due primarily to increased natural gas prices passed on to our customers. Also contributing to the revenue increase was the volume increase of 260 MMcf in the three months ended March 31, 2014 compared to the same period in 2013, due to colder weather.

4)	Revenue from our Kentucky market increased $221,000 in the three months ended March 31, 2014 compared to the same period in 2013.

Gas purchased increased by $17,840,000 to $41,956,000 for the three months ended March 31, 2014 compared to $24,116,000 for the same period in 2013 and is due primarily to increase in the price paid for natural gas in all of our markets as well as the increase in sales volumes. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $2,469,000 to $18,298,000 for the three months ended March 31, 2014 compared to $15,829,000 for the same period in 2013. Gross margin in our Ohio market increased by $1,072,000 due primarily to customer growth and colder weather in 2014. Increased customer growth amplified by colder weather in our Maine and North Carolina markets resulted in a $973,000 increase in gross margin. Gross margin in our Montana and Wyoming markets increased by $328,000 due to colder weather, and PGC increased gross margin by $96,000.

Earnings

The Natural Gas Operations segment’s net income for the three months ended March 31, 2014 was $5,693,000 or $0.55 per diluted share, compared to earnings of $4,712,000, or $0.56 per diluted share for the three months ended March 31, 2013.

Operating expenses increased by $1,025,000 to $8,602,000 for the three months ended March 31, 2014 compared to $7,577,000 for the same period in 2013. Distribution, general and administrative expenses increased by $555,000 due to increases in salaries, professional services and natural gas used in operations. Depreciation increased by $347,000 due to increased capital expenditures and taxes other than income increased by $104,000 due to an increase in payroll and property taxes.

Other income increased by $73,000 to $112,000 for the three months ended March 31, 2014 compared to $39,000 for the same period in 2013. Interest income increased $56,000 due to interest income allowed on deferred gas costs in our North Carolina market. Gains on disposal of property increased $27,000 for the three months ended March 31, 2014 compared to the same period in 2013. Acquisition costs were $0 in 2014, compared to $86,000 related to the purchase of the Matchworks building asset in 2013. Other corporate and other expenses increased $20,000 for the three months ended March 31, 2014 compared to the same period in 2013 and in the 2014 period, our Ohio subsidiaries recorded other expense of $76,000 for civil fines related to the GCR audit.

Interest expense increased by $26,000 to $744,000 for the three months ended March 31, 2014 compared to $718,000 for the same period in 2013. The average borrowing on the line of credit was $2.5 million higher during the first quarter of 2014 compared to the same period in 2013, resulting in $37,000 increased interest expense. This was partially offset by a decrease in interest expense on the senior unsecured notes and Bank of America term loan due to decreased principal balances.

Income tax expense increased by $510,000 to $3,371,000 for the three months ended March 31, 2014 compared to $2,861,000 for the same period in 2013, due primarily to the increase in pre-tax income in 2014 compared to the 2013 period.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended March 31,
($ in thousands)	2014	2013

Marketing and Production Operations
Operating revenues	$4,689	$3,572
Gas Purchased	4,241	2,860

Gross Margin	448	712
Operating expenses	382	261

Operating income	66	451
Other expense	(1)	(1)

Income before interest and taxes	65	450
Interest expense	(32)	(49)

Income before income taxes	33	401
Income tax expense	(12)	(153)

Net Income	$21	$248

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Revenues and Gross Margin

Revenues increased by $1,117,000 to $4,689,000 for the three months ended March 31, 2014 compared to $3,572,000 for the same period in 2013. Our newly-formed GNR subsidiary contributed revenue of $1,636,000. Revenue increased from our existing marketing operation and production operation by $100,000 and $54,000, respectively. Revenue from our LNG business decreased by $673,000

Gross margin decreased by $264,000 to $448,000 for the three months ended March 31, 2014 compared to $712,000 for the same period in 2013. Gross margin from our existing marketing operation decreased by $331,000 due to higher cost natural gas supplied to fixed price sales commitments. Gross margin from our LNG business and from our production operation decreased by $74,000 and $18,000, respectively. Partially offsetting these, GNR returned margin of $159,000.

Earnings

The Marketing and Production segment’s income for the three months ended March 31, 2014 was $21,000, or $0.002 per diluted share, compared to earnings of $248,000, or $0.03 per diluted share for the three months ended March 31, 2013.

Operating expenses increased by $121,000 to $382,000 for the three months ended March 31, 2014 compared to $261,000 for the same period in 2013. Operating expenses from the newly-formed GNR accounted for $101,000 of additional expenses and included amortization of customer relationships of $70,000.

Income tax expense decreased by $141,000 to expense of $12,000 for the three months ended March 31, 2014 compared to expense of $153,000 for the same period in 2013, due primarily to the decrease in pre-tax income in 2014 compared to the 2013 period.

PIPELINE OPERATIONS

Income Statement

	Three Months Ended March 31,
($ in thousands)	2014	2013

Pipeline Operations
Operating revenues	$99	$98
Gas Purchased	—	—

Gross Margin	99	98
Operating expenses	22	48

Operating income	77	50
Other income	—	—

Income before interest and taxes	77	50
Interest expense	(6)	(7)

Income before income taxes	71	43
Income tax expense	(26)	(16)

Net Income	$45	$27

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Net income increased by $18,000 to $45,000 for the three months ended March 31, 2014 compared to $27,000 for the same period in 2013. The overall impact of the results of our pipeline operations was not material to the results of our consolidated operations.

CORPORATE AND OTHER OPERATIONS

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. It also includes the results of our insurance business. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

Income Statement

	Three Months Ended March 31,
($ in thousands)	2014	2013

Corporate and Other
Operating revenues	$—	$—
Gas Purchased	—	—

Gross Margin	—	—
Operating expenses	1,051	142

Operating loss	(1,051)	(142)
Other expense	(12)	(180)

Loss before interest and taxes	(1,063)	(322)
Interest expense	(26)	(28)

Loss before income taxes	(1,089)	(350)
Income tax benefit	364	132

Net loss from continuing operations	(725)	(218)
Discontinued operations	(16)	18

Net Loss	$(741)	$(200)

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Results of corporate and other operations for the three months ended March 31, 2014 include administrative costs of $1,051,000, acquisition related costs of $5,000, corporate expenses of $10,000, interest expense of $26,000, offset by an income tax benefit of $364,000, and interest income of $3,000, for a net loss of $725,000. Included in administrative costs is expense related to director stock compensation awards of $308,000, and the write-off of $197,000 of construction work in progress related to a software conversion project that has been terminated.

Results of corporate and other operations for the three months ended March 31, 2013 include administrative costs of $142,000, acquisition related costs of $89,000, corporate expenses of $94,000, interest expense of $28,000, offset by income tax benefits of $132,000 and interest and other income of $3,000 for a net loss from continuing operations of $218,000.

Loss from discontinued operations

A portion of the prior period and current period results of operations relate to the sale of the Independence assets and related business operations that have been reclassified as income (loss) from discontinued operations. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence. Net loss from discontinued operations increased by $34,000 to a loss of $16,000 for the three months ended March 31, 2014 as compared to income of $18,000 for the same period in 2013 due primarily to the lack of operating activity in 2014.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Cash provided by discontinued operations is presented separately from cash flows from continuing operations in the Consolidated Statement of Cash Flows. The disposition of the propane operations during the fourth quarter of 2013 is not expected to have a material negative impact on the Company’s liquidity.

Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying Consolidated Balance Sheets. Our use of the revolving line of credit was $23.6 million and $24.5 million at March 31, 2014 and December 31, 2013, respectively.

We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $43.6 and $43.7 million at March 31, 2014 and December 31, 2013, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $11.1 million at March 31, 2014, compared to $13.1 million at December 31, 2013.

	Three Months Ended March 31,
	2014	2013

Cash Flows from Continuing Operations
Cash provided by operating activities	$5,957,000	$11,020,000
Cash used in investing activities	(5,483,000)	(4,657,000)
Cash used in financing activities	(2,439,000)	(7,047,000)

Decrease in cash	$(1,965,000)	$(684,000)

Cash Flows from Discontinued Operations
Cash provided by (used in) operating activities	$(40,000)	$31,000
Cash provided by investing activities	—	1,000
Cash provided by (used in) financing activities	(9,000)	9,000

Increase (decrease) in cash	$(49,000)	$41,000

OPERATING CASH FLOW

For the three months ended March 31, 2014, cash provided by operating activities decreased by $5.1 million as compared to the three months ended March 31, 2013. Major items affecting operating cash included a $231,000 increase in net income, a $5.5 million decrease in collections of recoverable costs of gas, a $3.6 million decrease in accounts receivable receipts, a $3.1 million increase in accounts payable, a $950,000 increase in restricted cash, an $819,000 increase in prepayments, a $450,000 increase in unbilled revenue, a $676,000 increase in other current liabilities and a $383,000 increase in inventory purchases.

INVESTING CASH FLOW

For the three months ended March 31, 2014, cash used in investing activities increased by $826,000 as compared to the three months ended March 31, 2013. The increase is primarily attributable to an increase of $651,000 in cash paid for capital expenditures, a $325,000 reduction in the use of restricted cash and an increase of $159,000 in contributions in aid of construction.

Capital Expenditures

Our capital expenditures for continuing operations totaled $5.7 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving lines of credit.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the three months ended March 31, 2014 and 2013 and provides an estimate of future cash requirements for capital expenditures:

	Three Months Ended March 31,		Remaining Cash Requirements through December 31, 2014
($ in thousands)	2014	2013

Natural Gas Operations	$5,642	$4,833	$10,564
Marketing and Production Operations	60	209	—
Pipeline Operations	—	2	45
Corporate and Other Operations	16	23	230

Total Capital Expenditures	$5,718	$5,067	$10,839

We expect to fund our future cash requirements for capital expenditures through December 31, 2014 from cash provided by operating activities and potential equity raises.

FINANCING CASH FLOW

For the three months ended March 31, 2014, cash used in financing activities decreased by $4.6 million as compared with the three months ended March 31, 2013. The change is due primarily to $5.0 million in additional net proceeds from our line of credit, partially offset by an increase in dividends paid in 2014 of $279,000, and $160,000 of stock options exercised in the 2013 period.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying

Consolidated Balance Sheets. Our use of the revolving line of credit was $23.6 million and $24.5 million at March 31, 2014 and December 31, 2013, respectively. We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $43.6 and $43.7 million at March 31, 2014, and December 31, 2013, respectively, including the amount due within one year.

The following discussion describes our credit facilities as of March 31, 2014.

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

For the three months ended March 31, 2014 and 2013, the weighted average interest rate on the existing and renewed revolving credit facility was 2.39% and 2.43%, respectively, resulting in $145,164 and $131,494 of interest expense, respectively. The balance on the revolving credit facility was $23.6 million and $24.5 million at March 31, 2014 and December 31, 2013, respectively. The $23.6 million of borrowings as of March 31, 2014, leaves the remaining borrowing capacity on the line of credit at $6.4 million.

Bank of America Term Loan

The Term Loan portion of the Bank of America credit agreement has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan is amortized at a rate of $125,000 per quarter. As of March 31, 2014, the Company had not exercised the interest rate swap provision for the fixed interest rate.

For the three months ended March 31, 2014 and 2013, the weighted average interest rate was 2.16% and 2.20%, respectively, resulting in interest expense of $50,418 and $55,034, respectively. The balance outstanding on the Term Loan at March 31, 2014 and December 31, 2013 was $9,250,000 and $9,375,000, respectively.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes with Allstate/CUNA, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Interest expense was $200,200 for the three months ended March 31, 2014 and 2013.

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

For the three months ended March 31, 2014 and 2013, the weighted average interest rate on the Fixed Rate Note was 5.38%. Interest expense was $206,242 for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, the weighted average interest rate on the Floating Rate Note was 4.10% and 4.12%, resulting in $29,498 and $31,150 of interest expense, respectively.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original NPA dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains, Lightning Pipeline, Gas Natural and Sun Life. The Senior Note bears an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017. The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio subsidiaries. For the three months ended March 31, 2014 and 2013, the weighted average interest rate on the Senior Note was 4.15% resulting in $30,752 and $30,752 of interest expense, respectively.

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. The revolving credit facility expired February 13, 2013. On April 12, 2013, Yadkin Valley Bank extended the $500,000 commercial line of credit beginning May 12, 2013. The debt was secured by a blanket lien on all assets owned or acquired by Independence. For the three months ended March 31, 2013, the weighted average interest rate on the facility was 4.5%, resulting in $4,967 of interest expense. On November 6, 2013, the credit facility was paid off and extinguished as part of the sale of the assets of Independence. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence.

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

Additionally, Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $1,081,000 and $1,080,000 at March 31, 2014 and December 31, 2013, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs. In addition, the Company had deposited $750,000 into a reserve account where Sun Life is the beneficiary. In July, 2013, this additional covenant was lifted and the cash became unrestricted.

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

Credit Risk

Credit risk relates to the risk of loss that we would incur as a result of non-performance by counterparties of their contractual obligations under the various instruments with us. Credit risk may be concentrated to the extent that one or more groups of counterparties have similar economic, industry or other characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in market or other conditions. In addition, credit risk includes not only the risk that a counter-party may default due to circumstances relating directly to it, but also the risk that a counterparty may default due to circumstances that relate to other market participants that have a direct or indirect relationship with such counterparty. We seek to mitigate credit risk by evaluating the financial strength of potential counterparties. However, despite mitigation efforts, defaults by counterparties may occur from time to time. To date, no such default has occurred. Operating cash flow is reduced in the current quarter by costs incurred for gas purchased that will be recovered from customers through rates through the end of 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

In the first quarter of 2014, we completed the implementation of a number of changes in our controls and procedures to address the material weaknesses identified at December 31, 2013. These changes in our controls and procedures in the first quarter included the completion of the design and implementation of a request for proposal (“RFP”) for natural gas purchasing services, improving documentation of our authorization procedures concerning related party invoices, and our continued work on refining our Ohio GCR filings.

On March 14, 2014, we completed the design and implantation of our new RFP for gas purchasing. This gas purchase RFP was the final component of our efforts to comply with the Opinion and Order received from the PUCO in November 2013. We believe this RFP will help ensure that the gas costs passed along to our Ohio utility customers are fair, just, and reasonable.

In the first quarter of 2014, we documented in greater detail our process of reviewing and authorizing related party invoices. We believe that this better-documented process will help ensure that all related party invoices, including gas purchases from related parties, will be subject to our full review and approval process for all related party invoices.

Finally, we continue to work with the PUCO staff, regulatory lawyers, and regulatory consultants to refine our Ohio GCR filings. We believe that our GCR filings are now in complete compliance with PUCO requirements. We will continue to work with these parties to ensure that our GCR filings going forward meet the requirements of the PUCO.

We believe that the remediation measures described above have strengthened our internal control over financial reporting related to our gas cost recovery and procedures concerning gas procurement from related parties and remediated the material weaknesses identified at December 31, 2013. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial controls and procedures.

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

The consolidated action contains claims against various current or former directors or officers of Gas Natural alleging, among other things, violations of federal securities laws, breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising primarily out of our acquisition of the Ohio utilities, services provided by JDOG Marketing and the acquisition of JDOG Marketing, and the sale of our common stock by Richard M. Osborne, a director of the Company and its former chairman and chief executive officer, and Thomas J. Smith, a director of the Company and its former chief financial officer. The suit seeks the recovery of unspecified damages allegedly sustained by Gas Natural, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiffs’ attorney’s fees and other relief.

Gas Natural and the other defendants filed a motion to dismiss this consolidated action in its entirety on May 8, 2014. The motion to dismiss was based on, among other things, the failure of the plaintiffs to make demand on Gas Natural’s board of directors to address the alleged wrongdoing prior to filing their lawsuits and the failure to state viable claims against various individual defendants.

Although we believe that insurance proceeds are available, we may incur costs and expenses related to the lawsuits that are not covered by insurance which may be substantial. Any unfavorable outcome of the pending lawsuits could adversely impact our business and results of operations.

On February 25, 2013, one of the Company’s former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims that he was terminated in violation of Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in Gas Natural’s Ohio corporate offices. On March 20, 2013, the Company filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. The court has asked the parties to file comprehensive statements of fact and scheduled a hearing on the motion to dismiss on July 1, 2014. The Company believes his claims under Montana law are without merit, and intends to vigorously defend this case on all grounds.

In the Company’s opinion, the outcome of these legal actions will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company except as described above.

ITEM 5. OTHER INFORMATION

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

Gas Natural Inc.

May 15, 2014	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(principal financial officer)