Form 10-Q
period 2014-06-30
Gas Natural Inc.
filed 2014-08-14
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2014 was 10,487,511 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of June 30, 2014

GLOSSARY OF TERMS

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

USPF. United States Power Fund, L.P.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,200,502	$13,147,381
Marketable securities	411,984	406,134
Accounts receivable
Trade, less allowance for doubtful accounts of $295,990 and $1,986,531, respectively	7,954,377	13,440,565
Related parties	209,564	146,225
Unbilled gas	1,853,287	7,729,560
Note receivable – related parties, current portion	1,938	1,938
Inventory
Natural gas	3,645,729	5,464,744
Materials and supplies	2,683,862	2,413,745
Prepaid income taxes	681,628	727,427
Prepayments and other	1,003,116	1,064,845
Recoverable cost of gas purchases	3,736,553	1,298,299
Deferred tax asset	1,230,674	1,225,032
Assets held for sale	35,115	—
Discontinued operations	5,184	34,151

Total current assets	26,653,513	47,100,046

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	196,584,806	185,816,790
Less accumulated depreciation, depletion and amortization	(55,392,666)	(52,296,504)

PROPERTY, PLANT AND EQUIPMENT, NET	141,192,140	133,520,286

OTHER ASSETS
Notes receivable – related parties, less current portion	91,475	93,727
Regulatory assets
Deferred costs	2,450,000	—
Property taxes	12,500	25,000
Income taxes	452,645	452,645
Rate case costs	108,566	130,228
Debt issuance costs, net of amortization	1,184,105	1,388,124
Goodwill	16,267,377	16,267,377
Customer relationships	3,078,917	3,230,333
Investment in unconsolidated affiliate	350,748	351,724
Restricted cash	1,955,712	1,137,442
Other assets	38,334	46,683

Total other assets	25,990,379	23,123,283

TOTAL ASSETS	$193,836,032	$203,743,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$1,061,972	$843,634
Line of credit	19,960,799	24,529,799
Accounts payable
Trade	6,399,179	12,418,701
Related parties	171,880	559,933
Notes payable, current portion	542,112	3,502,190
Contingent consideration, current portion	671,638	671,638
Accrued liabilities
Taxes other than income	1,748,613	3,173,640
Vacation	370,302	95,806
Employee benefit plans	308,635	178,789
Interest	203,963	169,581
Deferred payments received from levelized billing	1,141,152	2,469,665
Customer deposits	794,391	761,022
Related parties	21,158	—
Capital lease obligation, current portion	177,570	177,570
Over-recovered gas purchases	821,499	793,184
Build-to-suit liability	2,378,714	—
Other current liabilities	1,043,883	1,482,375
Discontinued operations	7,970	45,855

Total current liabilities	37,825,430	51,873,382

LONG-TERM LIABILITIES
Deferred investment tax credits	123,724	134,255
Deferred tax liability	11,244,112	9,055,166
Asset retirement obligation	2,120,757	2,026,353
Customer advances for construction	1,021,464	1,016,671
Regulatory liability for income taxes	83,161	83,161
Customer deposits	949,540	—
Capital lease obligation, less current portion	1,862,938	1,862,938
Contingent consideration, less current portion	13,362	13,362

Total long-term liabilities	17,419,058	14,191,906

NOTES PAYABLE, less current portion	39,991,983	40,198,552

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	—	—
Common stock; $0.15 par value, 15,000,000 shares authorized, 10,487,511 and 10,451,678 shares issued and outstanding, respectively	1,573,127	1,567,752
Capital in excess of par value	63,817,686	63,468,969
Accumulated other comprehensive income	109,136	104,909
Retained earnings	33,099,612	32,338,145

Total stockholders’ equity	98,599,561	97,479,775

TOTAL CAPITALIZATION	138,591,544	137,678,327

TOTAL LIABILITIES AND CAPITALIZATION	$193,836,032	$203,743,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Natural gas operations	$20,777,468	$17,746,297	$81,031,278	$57,690,959
Marketing and production	1,522,914	2,645,682	6,212,270	6,217,461
Pipeline operations	97,862	105,032	196,876	203,319

Total revenues	22,398,244	20,497,011	87,440,424	64,111,739

COST OF SALES
Natural gas purchased	11,718,997	10,049,089	53,674,432	34,165,510
Marketing and production	1,436,158	2,232,922	5,677,123	5,092,957

Total cost of sales	13,155,155	12,282,011	59,351,555	39,258,467

GROSS MARGIN	9,243,089	8,215,000	28,088,869	24,853,272

OPERATING EXPENSES
Distribution, general, and administrative	6,693,672	5,423,390	13,531,475	10,737,314
Maintenance	366,558	306,325	712,961	635,738
Depreciation and amortization	1,822,902	1,482,643	3,644,080	2,904,213
Accretion	47,826	43,512	94,404	86,119
Provision for doubtful accounts	813,313	14,781	822,188	23,557
Taxes other than income	1,135,039	906,982	2,131,771	1,817,889

Total operating expenses	10,879,310	8,177,633	20,936,879	16,204,830

OPERATING INCOME (LOSS)	(1,636,221)	37,367	7,151,990	8,648,442

Loss from unconsolidated affiliate	(4)	(2,947)	(977)	(4,027)
Other income, net	169,480	377,661	275,588	413,064
Acquisition expense	(1,869)	19,345	(7,197)	(156,534)
Interest expense	(761,940)	(767,128)	(1,571,321)	(1,569,145)

Income (loss) before income taxes	(2,230,554)	(335,702)	5,848,083	7,331,800

Income tax benefit (expense)	808,755	41,023	(2,235,830)	(2,856,869)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,421,799)	(294,679)	3,612,253	4,474,931

Discontinued operations, net of tax	(6,819)	(32,237)	(22,380)	(14,124)

NET INCOME (LOSS)	$(1,428,618)	$(326,916)	$3,589,873	$4,460,807

Basic weighted shares outstanding	10,468,961	8,465,983	10,468,961	8,425,647
Dilutive effect of stock options	—	—	429	847

Diluted weighted shares outstanding	10,468,961	8,465,983	10,469,390	8,426,494

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.14)	$(0.03)	$0.35	$0.53
Discontinued operations	—	(0.01)	(0.01)	—

Net income (loss) per share	$(0.14)	$(0.04)	$0.34	$0.53

Weighted average dividends declared per common share	$0.135	$0.135	$0.270	$0.270

COMPREHENSIVE INCOME:
Net income (loss)	$(1,428,618)	$(326,916)	$3,589,873	$4,460,807
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on available for sale securities, net of tax of $2,950, $2,209, $1,623 and $4,103, respectively	5,150	3,642	4,227	6,207

COMPREHENSIVE INCOME (LOSS)	$(1,423,468)	$(323,274)	$3,594,100	$4,467,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,589,873	$4,460,807
Loss from discontinued operations	(22,380)	(14,124)

Income from continuing operations	3,612,253	4,474,931

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,644,080	2,904,213
Accretion	94,404	86,119
Amortization of debt issuance costs	204,019	212,569
Provision for doubtful accounts	822,188	23,557
Stock based compensation	308,330	1,615
Gain on sale of assets	(5,008)	(126,596)
Loss from unconsolidated affiliate	977	4,027
Investment tax credit	(10,531)	(10,531)
Deferred income taxes	2,181,681	2,835,862
Changes in assets and liabilities
Accounts receivable, including related parties	4,600,661	5,098,484
Unbilled gas	5,876,273	2,975,256
Natural gas inventory	1,819,015	1,464,733
Accounts payable, including related parties	(5,308,532)	(760,700)
Recoverable/refundable cost of gas purchases	(2,409,939)	(781,112)
Prepayments and other	60,489	1,693,770
Other assets	(2,449,265)	(904,671)
Other liabilities	(2,676,669)	(1,931,178)

Net cash provided by operating activities of continuing operations	10,364,426	17,260,348

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,877,252)	(9,873,759)
Proceeds from sale of fixed assets	42,534	1,018,163
Proceeds from related party notes receivable	2,252	5,217
Investment in unconsolidated affiliate	—	(35,000)
Restricted cash – capital expenditures fund	(106)	1,060,190
Customer advances for construction	4,793	26,155
Contributions in aid of construction	988,723	273,510

Net cash used in investing activities of continuing operations	(9,839,056)	(7,525,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	10,350,000	8,050,000
Repayments of lines of credit	(14,919,000)	(15,909,755)
Proceeds from notes payable	102,000	—
Repayments of notes payable	(3,294,190)	(379,166)
Debt issuance costs	—	(7,492)
Exercise of stock options	45,762	159,500
Restricted cash – debt service fund	131,376	1,651
Dividends paid	(2,826,793)	(2,275,896)

Net cash used in financing activities of continuing operations	(10,410,845)	(10,361,158)

DISCONTINUED OPERATIONS
Operating cash flows	(51,735)	181,727
Investing cash flows	—	(6,169)
Financing cash flows	(9,669)	(201,000)

Net cash used in discontinued operations	(61,404)	(25,442)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,946,879)	(651,776)
Cash and cash equivalents, beginning of period	13,147,381	3,435,117

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,200,502	$2,783,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,336,203	$1,382,445
Cash refunded for income taxes, net	6,025	(14,310)

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under build-to-suit agreement	$2,378,714	$—
Restricted cash received from customer as security deposit	949,540	—
Capital expenditures included in accounts payable	917,310	881,054
Accrued dividends	471,938	389,101
Assets acquired through trade-in	85,068	—
Assets acquired through debt	25,543	—
Capitalized interest	9,420	3,796
Customer relationships acquired from JDOG Marketing purchase	—	2,800,000
Shares issued to purchase JDOG Marketing	—	2,641,199
Contingent consideration issued to purchase JDOG Marketing	—	2,250,000
Goodwill acquired from JDOG Marketing purchase	—	2,101,744
Note receivable effectively settled in JDOG Marketing acquisition	—	32,145
Plant, property and equipment acquired from JDOG Marketing purchase	—	21,600
Customer advances for construction moved to contribution in aid of construction	—	15,755

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

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. A majority of the Company’s revenues are derived from its natural gas utility operations, making its revenue seasonal in nature. Therefore, the largest portion of the Company’s operating revenue is generated during the colder months when its sales volume increases considerably. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of stock option exercises equivalent to 78 and 1,053 shares for the three months ended June 30, 2014 and 2013, respectively, would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share. There were no stock option exercise equivalents that would have been anti-dilutive for the six months ended June 30, 2014 and 2013.

Change in Accounting Principle

In the second quarter of 2014, the Company changed the timing of its annual goodwill impairment testing. This change in accounting principle is viewed as preferable due to the Company’s accelerated filing status for it 2014 Annual Report on Form 10-K. Historically, the Company has used December 31st as its annual testing date. This has directly resulted in the Company filing its Annual Report on the 90th day of its fiscal year, the deadline for non-accelerated filers. Starting in 2014, the Company will use a testing date of October 1st. This change should save the Company sufficient time to assist it in meeting its new 75 day filing deadline for its 2014 Annual Report. The Company believes that retrospective application of this change in accounting policy would be impracticable because it requires: (1) assumptions about management’s intents over the last several years related to the business units being tested which cannot be independently substantiated and (2) the testing process depends on many significant estimates and it is impossible to distinguish objectively information about those estimates that would have existed on the prior test dates and would have been available to the Company’s management at that time. Due to these factors, the Company will recognize this change in accounting principle on a prospective basis.

There have been no other material changes in the Company’s significant accounting policies during the six months ended June 30, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016 and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

Note 2 – Acquisitions

On June 1, 2013, the Company and its wholly-owned Ohio subsidiary, GNR, completed the acquisition of substantially all of the assets and certain liabilities of JDOG Marketing, an Ohio company engaged in the marketing of natural gas. The Osborne Trust is the majority owner of JDOG Marketing. Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, is the sole trustee of the Osborne Trust. The Company believes the natural gas marketing business complements its existing natural gas distribution business in Ohio. In addition, it currently conducts natural gas marketing in Montana and Wyoming, which the Company believes allows it to integrate the Ohio marketing operations into Gas Natural with minimal increases in staff or overhead. Costs related to this acquisition totaled $0.6 million and were expensed as incurred.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if GNR achieves an annual EBITDA target in the amount of $810,432, which was JDOG Marketing’s EBITDA for the year ended December 31, 2011. If GNR’s actual EBITDA for a given year is less than the target EBITDA, then no earn-out payment will be due and payable for that particular period. If GNR’s actual EBITDA for a given year meets or exceeds the target EBITDA, then an earn-out payment in an amount equal to actual EBITDA divided by target EBITDA times $575,000 will have been earned for that year. Due to the earn-out structure, the maximum amount that could be earned over the five year period is unlimited.

Earn-out payments are to be settled annually in validly issued, fully paid and non-assessable shares of the Company’s common stock. The share price to be used to determine the number of shares to be issued for each earn-out payment will be the average closing price of Gas Natural’s common stock for the 20 trading days preceding issuance of Gas Natural’s common stock for such earn-out payment. The Company estimated the acquisition date fair value of this liability to be $2,250,000, of which $669,396 was classified as current. The fair value of this liability is remeasured on a recurring basis. See Note 4 – Fair Value Measurements for details regarding this valuation. The Company calculated a first year earn-out payment of $671,638 as its best estimate for financial reporting purposes and this amount is included in the Contingent consideration, current portion line of the Company’s Condensed Consolidated Balance Sheet. The Company does not believe an earn-out payment is due to JDOG Marketing as a result of payments made by the Ohio utilities to JDOG Marketing during 2013 that were disallowed by the PUCO. Mr. Osborne believes that JDOG Marketing is entitled to the earn-out. Mr. Osborne and JDOG Marketing have filed a suit against the Company for the earn-out payment. See Note 13 – Commitments and Contingencies for more information.

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

The following table shows the estimated acquisition date fair values of the assets acquired and liabilities assumed.

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

The results of GNR are included in the Company’s Marketing and Production Operations reporting segment. For the three and six months ended June 30, 2014, GNR contributed $0.8 million and $2.4 million to the Company’s revenues, respectively, and losses of $69,326 and $32,079 to the Company’s net income, respectively. For the three and six months ended June 30, 2013, GNR contributed $207,524 to the Company’s revenues and $30,767 to the Company’s net income.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Historically, the Company has been a party to transactions with JDOG Marketing primarily for the purchase of natural gas. In addition to these purchases, the Company also had a note receivable outstanding from JDOG Marketing and an operating lease agreement. Both of these relationships were effectively settled with the completion of the transaction. See Note 12 – Related Party Transactions for more information regarding the Company’s transactions with JDOG Marketing prior to the acquisition.

Note 3 – Marketable Securities

The Company’s marketable securities as of June 30, 2014 and December 31, 2013 consisted only of common stock classified as available-for-sale securities. The Company did not sell any available-for-sale securities during the six months ended June 30, 2014 and 2013. All unrealized gains and losses on these securities are included in Other comprehensive income on the Company’s Condensed Consolidated Statement of Comprehensive Income net of tax. No unrealized gains or losses have been reclassified from Other comprehensive income to a component of Net income.

The following is a summary of available-for-sale securities owned by the Company:

	June 30, 2014
	Investment at cost	Unrealized gains	Unrealized losses	Estimated fair value

Common stock	$238,504	$173,480	$—	$411,984

	December 31, 2013
	Investment at cost	Unrealized gains	Unrealized losses	Estimated fair value

Common stock	$238,504	$167,630	$—	$406,134

Note 4 – Fair Value Measurements

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total

ASSETS:
Common stock	$411,984	$—	$—	$411,984

LIABILITIES:
Contingent consideration	$—	$—	$685,000	$685,000

	December 31, 2013
	Level 1	Level 2	Level 3	Total

ASSETS:
Common stock	$406,134	$—	$—	$406,134

LIABILITIES:
Contingent consideration	$—	$—	$685,000	$685,000

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

The contingent consideration liability categorized in level 3 of the fair value hierarchy arose as a result of the JDOG Marketing acquisition in June 2013. See Note 2 – Acquisitions for more information regarding this liability.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration

Opening balance December 31, 2013	$685,000

Transfers into level 3	—
Transfers out of level 3	—
Total (gains) losses for period:
Included in net income	—
Included in other comprehensive income	—
Purchases	—
Sales	—
Settlements	—
Issuances	—

Closing balance June 30, 2014	$685,000

The following table summarizes quantitative information used in determining the fair value of the Company’s liabilities categorized in level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measures
	Fair Value at June 30, 2014	Valuation Techniques	Unobservable Input	Range
Contingent Consideration	$685,000	Monte Carlo analysis	Forecasted annual EBITDA	$0.4 - $0.6 million
			Weighted avg cost of capital	15.0% - 15.0%
			U.S. Treasury yields	0.1% - 1.1%

		Discounted cash flow	U.S. Treasury yields	0.1% - 1.1%
			Credit spread	1.2% - 1.7%

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

Note 5 – Regulatory Assets

On June 27, 2014, the Company’s Frontier Natural Gas subsidiary entered into a stipulation with the Public Staff - North Carolina Utilities Commission (Docket No G-40, Sub 124), in which the subsidiary agreed, among other items, to reclassify $2.5 million from its deferred gas cost account to a regulatory asset account. This amount represents a portion of deferred expenses related to the subsidiary’s January and February 2014 gas purchases. The stipulation calls for amortization of this amount as operating expense over a five year period beginning July 1, 2014. Under the stipulation, the Public Staff agreed to not request a change in Frontier Natural Gas’s base margin rates, exclusive of cost of gas, for the same five-year period. The reclassification is reflected in the balances of the Company’s Recoverable costs of gas purchases and Deferred costs regulatory asset line items on its Condensed Consolidated Balance Sheet dated June 30, 2014.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Build to Suit Lease

In April 2014, with the approval of its creditors, the Company entered into a build-to-suit lease agreement for its new enterprise resource planning (“ERP”) system. The Company has determined that during the application development stage it possesses substantially all of the project’s risk and as such should be considered the owner of the asset during this period. The Company has recorded a $2.4 million asset included in Property, plant and equipment and a $2.4 million liability included in the Build-to-suit liability line items on its Condensed Consolidated Balance Sheet dated June 30, 2014 related to this project. Upon completion of the ERP project, the Company will assess whether the lease qualifies for sales recognition under sale-leaseback accounting guidance.

Note 7 – Restricted Cash

At June 30, 2014 and December 31, 2013, the Company maintained a restricted cash balance of $2.0 million and $1.1 million. Of these amounts, $1.0 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively, are related to the Company’s Sun Life debt covenants. See the Sun Life Debt Covenant section of Note 8 – Credit Facilities and Long-Term Debt for more information regarding these restricted funds. The remaining $0.9 million at June 30, 2014 is related to a deposit paid in the first quarter of 2014 to Bangor Gas, a subsidiary of the Company, by Verso Bucksport Power LLC (“Verso”) as a required condition connected to H.Q. Energy Services (U.S.) Inc. transferring to Verso its rights under a gas transportation service agreement with Bangor Gas. Bangor Gas is restricted from using these funds unless and until a default under this agreement has occurred. This deposit will be refunded to Verso at the termination of the gas transportation service agreement.

Note 8 – Credit Facilities and Long-Term Debt

Line of Credit

The Company has a revolving credit facility with the Bank of America with a maximum borrowing capacity of $30.0 million due April 1, 2017. This revolving credit facility includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $20.0 million and $24.5 million at June 30, 2014 and December 31, 2013, respectively. For the three months ended June 30, 2014 and 2013, interest expense related to the line of credit was $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2014 and 2013, interest expense related to the line of credit was $0.3 million and $0.2 million, respectively. The weighted average interest rate for the revolving credit facility was 2.38% and 2.39%, for the three months ended June 30, 2014 and 2013, respectively. The weighted average interest rate for the revolving credit facility was 2.39% and 2.42%, for the six months ended June 30, 2014 and 2013, respectively.

Notes Payable

The following table details the Company’s outstanding long-term debt balances at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	$9,125,000	$9,375,000
6.16%, Allstate/CUNA Senior unsecured notes, due June 29, 2017	13,000,000	13,000,000
5.38%, Sun Life fixed rate note, due June 1, 2017	15,334,000	15,334,000
LIBOR plus 3.85%, Sun Life floating rate note, due May 3, 2014	—	3,000,000
4.15% Sun Life senior secured guaranteed note, due June 1, 2017	2,989,552	2,989,552
Vehicle & equipment financing loans	85,543	2,190

Total notes payable	40,534,095	43,700,742
Less: current portion	542,112	3,502,190

Notes payable, long-term portion	$39,991,983	$40,198,552

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Sun Life

The Sun Life covenants restrict certain cash balances and require two main types of debt service reserve accounts to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve accounts was $1.0 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively, and is included in restricted cash on the Company’s Consolidated Balance Sheets. The debt service reserve accounts cannot be used for operating cash needs.

The covenants also provide that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the obligors (NEO, Orwell, Brainard, and the Company’s unregulated Ohio subsidiaries) to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of the obligors for the four fiscal quarters then ending determined as of the end of each fiscal quarter, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. The inability of the obligors to pay a dividend to the holding company may impact the Company’s ability to pay a dividend to shareholders.

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

Note 9 – Stock Compensation

2012 Incentive and Equity Award Plan

The 2012 Incentive and Equity Award Plan provides for the grant of options, restricted stock, performance awards, other stock-based awards and cash awards to certain eligible employees and directors. The number of shares authorized for issuance under the plan is 500,000.

On March 26, 2014, in order to further align the directors’ interests with those of the Company’s shareholders, the board granted an award of the Company’s common stock to each current director of Gas Natural. The total number of shares awarded was 30,833 with a grant date fair value of $0.3 million. The award was not conditional on any future performance or event and as such, the award was fully expensed on the grant date. These shares were issued on April 3, 2014.

2012 Non-Employee Director Stock Award Plan

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. The number of shares authorized for issuance under the plan is 250,000. As of June 30, 2014, no shares had been issued under the plan.

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

A summary of the status of outstanding stock options under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2013	5,000	$8.44	$—
Granted	—
Exercised	(5,000)	$8.44
Expired	—

Outstanding June 30, 2014	—	$—	$—

Exercisable June 30, 2014	—	$—	$—

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Employee Benefit Plans

The Company has a defined contribution plan (the “401k Plan”) which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three months ended June 30, 2014 and 2013 was $171,335 and $104,269, respectively. The expense related to the 401k Plan for the six months ended June 30, 2014 and 2013 was $257,175 and $197,517, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. For the three months ended June 30, 2014 and 2013, the Company contributed shares of common stock valued at $17,516 and $13,418, respectively. For the six months ended June 30, 2014 and 2013, the Company contributed shares of common stock valued at $25,030 and $27,437, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan (“ESOP”) that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. For the six months ended June 31, 2014 and 2013, the Company made no contributions.

The Company has sponsored a defined postretirement health plan (the “Retiree Health Plan”) providing health and life insurance benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of June 30, 2014 and December 31, 2013, the value of plan assets was $144,712 and $155,750, respectively. The assets remaining in the trust will be used to fund the plan until the assets are exhausted.

Note 11 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Tax expense at statutory rate of 34%	$(762,292)	$(181,941)	$1,975,507	$2,434,919
State income tax, net of Federal tax expense	(75,456)	(20,014)	195,546	267,844
Amortization of deferred investment tax credits	(5,265)	(5,265)	(10,530)	(10,531)
Adjustment to tax return filed	—	—	40,914	—
Other	29,599	984	19,004	8,490

Total income tax expense (benefit)	(813,414)	(206,236)	2,220,441	2,700,722
Less: Income tax benefit from discontinued operations	(4,659)	(165,213)	(15,389)	(156,147)

Income tax expense (benefit) from continuing operations	$(808,755)	$(41,023)	$2,235,830	$2,856,869

The “Adjustment to tax return filed” line above for the six months ended June 30, 2014 includes an income tax adjustment of $40,914 related to the correction of income tax items related to 2012 recorded during the six months ended June 30, 2014.

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three and six months ended June 30, 2014 and 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of June 30, 2014 and December 31, 2013, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the three and six months ended June 30, 2014 and 2013, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2010 for federal and state returns remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 12 – Related Party Transactions

Purchase of 8500 Station Street

On March 5, 2013, the Company purchased the Matchworks Building in Mentor, Ohio for $1.9 million from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC (collectively, the “Sellers”) by and through Mark E. Dottore as Receiver in the United States District Court. The Sellers are entities owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer. The acquisition of the Matchworks Building was approved by the independent members of the Company’s board of directors. A subsidiary of Gas Natural, 8500 Station Street, was formed to operate the property. The Company accounted for the transaction as an asset purchase and as such recorded the land and building purchased as Property, plant and equipment on its Condensed Consolidated Balance Sheets in the amounts of $244,859 and $1,607,915, respectively. These amounts were allocated based on the assets’ relative fair values.

Acquisition of John D. Oil and Gas Marketing

On June 1, 2013, the Company and its wholly-owned Ohio subsidiary, GNR, completed the acquisition of substantially all of the assets and certain liabilities of JDOG Marketing, an Ohio company engaged in the marketing of natural gas. The Osborne Trust is the majority owner of JDOG Marketing. Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, is the sole trustee of the Osborne Trust. The acquisition of JDOG Marketing was approved by the independent members of the Company’s board of directors and the Company’s shareholders. See Note 2 – Acquisitions for details regarding this transaction.

Notes Receivable

The Company has a note receivable from one of its employees with an annual interest rate of 4%. Monthly payments are based on a 30 year amortization schedule with a balloon payment due no later than December 1, 2017. The principal balance due was $93,413 and $95,665, of which $1,938 and $1,938 is due within one year, as of June 30, 2014 and December 31, 2013, respectively.

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, at June 30, 2014 and December 31, 2013. These amounts are presented on the Condensed Consolidated Balance Sheet as Related parties under Accounts receivable and Accounts payable.

	Accounts Receivable		Accounts Payable
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Cobra Pipeline	$178,596	$131,208	$—	$76,909
Orwell Trumbell Pipeline	—	—	—	122,693
Great Plains Exploration	13,094	7,033	64,859	73,983
Big Oats Oil Field Supply	6,121	4,945	—	179,447
John D. Oil and Gas Company	95	91	84,985	82,188
OsAir	884	—	14,222	12,979
Other	10,774	2,948	7,814	11,734

Total related party balances	209,564	146,225	171,880	559,933
Less amounts included in discontinued operations	—	—	—	—

Total related party balances included in continuing operations	$209,564	$146,225	$171,880	$559,933

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$370,912	$—	$—	$44,099	$13,400
Orwell Trumbell Pipeline	221,371	—	—	307	1,575
Great Plains Exploration	272,827	—	—	2,634	1,500
Big Oats Oil Field Supply	—	447	5,068	591	—
John D. Oil and Gas Company	317,148	—	—	144	12,650
OsAir	66,636	—	—	568	16,500
Lake Shore Gas	51,150	—	—	—	—
Other	35,115	—	9,123	5,162	375

Total	$1,335,159	$447	$14,191	$53,505	$46,000

	Three Months Ended June 30, 2013
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$376,445	$—	$3,186	$2,188	$—
Cobra Pipeline	176,102	—	—	26,626	—
Orwell Trumbell Pipeline	105,505	—	—	221	—
Great Plains Exploration	187,289	854	—	2,133	25,587
Big Oats Oil Field Supply	—	1,140,133	138,459	806	125
John D. Oil and Gas Company	284,184	5,976	—	143	14,590
OsAir	72,691	—	62,223	623	31,468
Other	24,288	854	2,322	2,972	31,231

Total	$1,226,504	$1,147,817	$206,190	$35,712	$103,001

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30, 2014
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$709,247	$—	$8,000	$104,623	$13,400
Orwell Trumbell Pipeline	516,603	—	—	1,455	1,575
Great Plains Exploration	490,479	—	—	12,136	3,000
Big Oats Oil Field Supply	—	254,752	93,741	4,453	850
John D. Oil and Gas Company	602,285	—	—	287	29,150
OsAir	143,132	—	6,001	2,845	22,866
Lake Shore Gas	162,360	—	—	—	—
Other	62,443	—	22,808	18,226	1,576

Total	$2,686,549	$254,752	$130,550	$144,025	$72,417

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2013
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$952,899	$—	$7,271	$5,470	$—
Cobra Pipeline	509,871	—	—	44,481	25
Orwell Trumbell Pipeline	418,040	—	—	10,768	301
Great Plains Exploration	316,725	854	—	12,679	30,309
Big Oats Oil Field Supply	—	1,477,683	298,170	2,746	125
John D. Oil and Gas Company	367,545	5,976	—	143	14,590
OsAir	130,980	—	80,473	623	31,468
Other	34,399	854	30,011	18,423	46,015

Total	$2,730,459	$1,485,367	$415,925	$95,333	$122,833

In addition, the Company accrued a liability of $21,158 due to companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for natural gas used through June 30, 2014 that had not yet been invoiced. The related expense is included in the gas purchased line item in the accompanying Statements of Comprehensive Income.

Note 13 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

Richard M. Osborne Suits

On June 13, 2014, Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, filed a lawsuit against the Company and the Company’s corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne seeks an order requiring the Company to provide him with “the minutes and any corporate resolutions for the past five years.” The Company has provided Mr. Osborne with all the board minutes he requested that have been approved by the board.

On June 26, 2014, Mr. Osborne filed a lawsuit against Gas Natural and the Company’s board of directors captioned “Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al.,” Case No. 14CV001290, filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, among other things, Mr. Osborne (1) demanded payment of an earnout associated with Gas Natural’s purchase of assets from John D. Marketing, (2) alleged that the board of directors breached its fiduciary duties, primarily by removing Mr. Osborne as chairman of the board and chief executive officer, (3) sought injunctive relief to restrain the Company’s board members from “taking any actions on behalf of Gas Natural until they are in compliance with the law and the documents governing corporate governance” and (4) asked the Court to enjoin the 2014 annual meeting that was scheduled to take place on July 30, 2014 and to delay it until such time that the board of directors would be “in compliance with the law and corporate governance.”

Mr. Osborne dismissed the lawsuit above on July 15, 2014 without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014 against Gas Natural and the Company’s board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earnout amount associated with Gas Natural’s purchase of assets from John D. Marketing, (2) alleges that the board of directors has breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 settlement term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order Gas Natural to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. Gas Natural believes that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

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

The consolidated action contains claims against various current or former directors or officers of Gas Natural alleging, among other things, violations of federal securities laws, breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising primarily out of the Company’s acquisition of the Ohio utilities, services provided by JDOG Marketing and the acquisition of JDOG Marketing, and the sale of the Company’s common stock by Richard M. Osborne, the Company’s former chairman and chief executive officer, and Thomas J. Smith, a director of the Company and its former chief financial officer. The suit seeks the recovery of unspecified damages allegedly sustained by Gas Natural, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiffs’ attorney’s fees and other relief.

Gas Natural and the other defendants filed a motion to dismiss the consolidated action in its entirety on May 8, 2014. The motion to dismiss was based on, among other things, the failure of the plaintiffs to make demand on Gas Natural’s board of directors to address the alleged wrongdoing prior to filing their lawsuits and the failure to state viable claims against various individual defendants. Richard M. Osborne, individually, is now represented by counsel independent of all other defendants in the case and is entitled to submit a filing in support of the motion to dismiss on his own behalf.

At this time the Company is unable to provide an estimate of any possible future losses that it may incur in connection to this suit. The Company carries insurance that it believes will cover any negative outcome associated with this action. This insurance carries a $250,000 deductible, which the Company has reached. Although the Company believes these insurance proceeds are available, the Company may incur costs and expenses related to the lawsuits that are not covered by insurance which may be substantial. Any unfavorable outcome of the pending lawsuits could adversely impact the Company’s business and results of operations.

Harrington Employment Suit

On February 25, 2013, one of the Company’s former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in Gas Natural’s Ohio corporate offices. On March 20, 2013, the Company filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. The court had asked the parties to file comprehensive statements of fact and scheduled a hearing on the motion to dismiss on July 1, 2014. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in favor of the Company and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court where the matter is presently pending awaiting full briefing by the parties. The Company continues to believe Mr. Harrington’s claims under Montana law are without merit, and will continue to vigorously defend this case on all grounds.

Special Committee of the Board Investigation

On March 26, 2014, the board of directors formed a special committee comprised of three independent directors to investigate the allegations contained in a letter received from one of our shareholders. The letter demands that the board take legal action to remedy alleged breaches of fiduciary duties by the board and certain of our executive officers in connection with the Order and Opinion issued by the PUCO on November 13, 2013. The special committee has the power to retain any advisors, including legal counsel and accounting, financial and regulatory advisors, that the committee determines to be appropriate to carry out its responsibilities in

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

connection with its investigation. The special committee has retained legal counsel and is in the process of investigating and evaluating the allegations in order to determine the position Gas Natural will take with respect to the letter. Although the Company believes that insurance proceeds are available for the cost of the investigation, the Company may incur costs and expenses related to the investigation that are not covered by insurance which may be substantial.

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

2010 NEO Audit

During the year ended December 31, 2010, the PUCO conducted an audit of NEO’s GCR as filed from September 2007 through August 2009. In connection with the audits, the PUCO found that NEO had under-recovered gas costs of approximately $1.1 million. The collection of the under-recovery for NEO began in February of 2012. This adjustment appeared on the accompanying Condensed Consolidated Balance Sheets as part of “recoverable cost of gas purchases”. The remaining balance in NEO’s recoverable cost of gas purchases was $84,463 and $234,253 at June 30, 2014 and December 31, 2013, respectively. The recovery period for these under collected amounts has concluded. The remaining balance will be included as an adjustment in NEO’s future GCR audits until fully recovered.

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

On November 13, 2013, the PUCO issued an Opinion and Order in the NEO and Orwell GCR cases; case numbers 12-209-GA-GCR and 12-212-GA-GCR. The Order concluded that adjustments to NEO and Orwell’s GCRs were appropriate in the amounts of $0.8 million and $0.2 million, respectively. These adjustments represent disallowed agent fees paid by NEO and Orwell to JDOG Marketing for natural gas procurement, disallowed processing and treatment fees paid by NEO to Cobra for NEO’s natural gas supply being delivered through Cobra’s pipeline, and certain excess costs associated with local production gas purchased by NEO and Orwell from JDOG Marketing. Both JDOG Marketing and Cobra were companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, during the periods covered by these audits. The Company examined NEO and Orwell’s GCRs for the periods immediately following the companies’ audit periods. As a result, the Company calculated that a total liability to its NEO and Orwell customers to be in the range of $1.5 million to $1.9 million. As a result, the Company accrued an additional $0.3 million in the fourth quarter of 2013 to increase its initial estimated liability to $1.5 million. The Company believes that this amount continues to be the best estimate to resolve this matter. New information may cause the Company to materially change this estimate in future periods. This amount is included as a reduction of the Recoverable cost of gas purchases line item on the accompanying Condensed Consolidated Balance Sheets.

In addition to the GCR adjustments, the PUCO ordered an investigative audit to be conducted of NEO, Orwell and all affiliated and related companies to be undertaken by Rehmann Corporate Investigative Services, LLC. These audits will examine the companies’ corporate separation and management structures, internal regulatory and financial controls, compensation systems, gas purchasing transactions and practices related to GCR calculations, and financial and accounting statements filed with regulatory agencies. The final results of these audits are to be reported to the PUCO by January 5, 2015. The PUCO capped the cost for the audit at $200,000 and provided for an additional $50,000 in fees for the preparation and presentation of expert testimony. These costs associated with the audit will be the responsibility of the Company.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Trade Receivables

At December 31, 2013, included in the accounts receivable, trade line item on the accompanying Condensed Consolidated Balance Sheet was $1,059,224, net of allowance for doubtful accounts of $1,421,000, due from a large industrial customer in bankruptcy proceedings. At the time, the Company believed that it had an administrative claim for the unreserved portion and that it was likely to collect the amount. In June 2014, the bankruptcy court denied the Company’s administrative claim on the customer. The Company’s claim is now considered that of an unsecured creditor and as such the Company believes that it is unlikely that it will collect any of the previously unreserved amounts. As a result, the Company has written-off the remaining balance of the receivable. This receivable was related to the Company’s Marketing & Production operating segment. The impact of the amount written-off is reflected in the Provision for doubtful accounts line of the Company’s Condensed Consolidated Statement of Comprehensive Income.

Note 14 – Operating Segments

The Company classifies its operating segments to provide investors with a view of the business through management’s eyes. The Company primarily separates state regulated utility businesses from the non-regulated marketing and production business, and pipeline business. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable and payable, equity, and subsidiary investments.

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, pipeline, and corporate & other operations.

Three Months Ended June 30, 2014
	Natural Gas Operations	Marketing & Production	Pipeline Operations	Corporate & Other	Consolidated

OPERATING REVENUES	$20,856,269	$3,071,792	$97,862	$—	$24,025,923
Intersegment elimination	(78,801)	(1,548,878)	—	—	(1,627,679)

Total operating revenue	20,777,468	1,522,914	97,862	—	22,398,244

COST OF SALES	11,797,798	2,985,036	—	—	14,782,834
Intersegment elimination	(78,801)	(1,548,878)	—	—	(1,627,679)

Total cost of sales	11,718,997	1,436,158	—	—	13,155,155

GROSS MARGIN	$9,058,471	$86,756	$97,862	$—	$9,243,089

OPERATING EXPENSES	9,188,987	1,401,544	58,105	256,419	10,905,055
Intersegment elimination	(500)	—	—	(25,245)	(25,745)

Total operating expenses	9,188,487	1,401,544	58,105	231,174	10,879,310

OPERATING INCOME (LOSS)	$(130,016)	$(1,314,788)	$39,757	$(231,174)	$(1,636,221)

DISCONTINUED OPERATIONS	$—	$—	$—	$(6,819)	$(6,819)

NET INCOME (LOSS)	$(409,928)	$(849,438)	$17,521	$(186,773)	$(1,428,618)

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2013
	Natural Gas Operations	Marketing & Production	Pipeline Operations	Corporate & Other	Consolidated

OPERATING REVENUES	$17,825,910	$4,227,929	$105,032	$—	$22,158,871
Intersegment elimination	(79,613)	(1,582,247)	—	—	(1,661,860)

Total operating revenue	17,746,297	2,645,682	105,032	—	20,497,011

COST OF SALES	10,128,702	3,815,169	—	—	13,943,871
Intersegment elimination	(79,613)	(1,582,247)	—	—	(1,661,860)

Total cost of sales	10,049,089	2,232,922	—	—	12,282,011

GROSS MARGIN	$7,697,208	$412,760	$105,032	$—	$8,215,000

OPERATING EXPENSES	7,645,708	243,838	43,457	257,199	8,190,202
Intersegment elimination	(12,569)	—	—	—	(12,569)

Total operating expenses	7,633,139	243,838	43,457	257,199	8,177,633

OPERATING INCOME (LOSS)	$64,069	$168,922	$61,575	$(257,199)	$37,367

DISCONTINUED OPERATIONS	$—	$—	$—	$(32,237)	$(32,237)

NET INCOME (LOSS)	$(235,899)	$178,872	$33,978	$(303,867)	$(326,916)

Six Months Ended June 30, 2014
	Natural Gas Operations	Marketing & Production	Pipeline Operations	Corporate & Other	Consolidated

OPERATING REVENUES	$81,196,623	$11,001,565	$196,876	$—	$92,395,064
Intersegment elimination	(165,345)	(4,789,295)	—	—	(4,954,640)

Total operating revenue	81,031,278	6,212,270	196,876	—	87,440,424

COST OF SALES	53,839,777	10,466,418	—	—	64,306,195
Intersegment elimination	(165,345)	(4,789,295)	—	—	(4,954,640)

Total cost of sales	53,674,432	5,677,123	—	—	59,351,555

GROSS MARGIN	$27,356,846	$535,147	$196,876	$—	$28,088,869

OPERATING EXPENSES	17,791,147	1,784,002	80,117	1,282,113	20,937,379
Intersegment elimination	(500)	—	—	—	(500)

Total operating expenses	17,790,647	1,784,002	80,117	1,282,113	20,936,879

OPERATING INCOME (LOSS)	$9,566,199	$(1,248,855)	$116,759	$(1,282,113)	$7,151,990

DISCONTINUED OPERATIONS	$—	$—	$—	$(22,380)	$(22,380)

NET INCOME (LOSS)	$5,283,318	$(828,637)	$62,469	$(927,277)	$3,589,873

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2013
	Natural Gas Operations	Marketing & Production	Pipeline Operations	Corporate & Other	Consolidated

OPERATING REVENUES	$57,856,318	$9,816,141	$203,319	$—	$67,875,778
Intersegment elimination	(165,359)	(3,598,680)	—	—	(3,764,039)

Total operating revenue	57,690,959	6,217,461	203,319	—	64,111,739

COST OF SALES	34,330,869	8,691,637	—	—	43,022,506
Intersegment elimination	(165,359)	(3,598,680)	—	—	(3,764,039)

Total cost of sales	34,165,510	5,092,957	—	—	39,258,467

GROSS MARGIN	$23,525,449	$1,124,504	$203,319	$—	$24,853,272

OPERATING EXPENSES	15,222,579	505,089	91,135	398,596	16,217,399
Intersegment elimination	(12,569)	—	—	—	(12,569)

Total operating expenses	15,210,010	505,089	91,135	398,596	16,204,830

OPERATING INCOME (LOSS)	$8,315,439	$619,415	$112,184	$(398,596)	$8,648,442

DISCONTINUED OPERATIONS	$—	$—	$—	$(14,124)	$(14,124)

NET INCOME (LOSS)	$4,475,307	$427,333	$61,092	$(502,925)	$4,460,807

The following table shows the Company’s assets by operating segment.

June 30, 2014	Natural Gas Operations	Marketing & Production	Pipeline Operations	Corporate & Other	Consolidated

Investment in unconsolidated affiliate	$—	$350,748	$—	$—	$350,748
Goodwill	14,891,377	1,376,000	—	—	16,267,377

Total assets	$199,900,130	$7,970,323	$658,756	$79,296,977	$287,826,186
Intersegment eliminations	(65,592,999)	(2,824,047)	(15,470)	(25,557,638)	(93,990,154)

Total assets	$134,307,131	$5,146,276	$643,286	$53,739,339	$193,836,032

December 31, 2013	Natural Gas Operations	Marketing & Production	Pipeline Operations	Corporate & Other	Consolidated

Investment in unconsolidated affiliate	$—	$351,724	$—	$—	$351,724
Goodwill	14,891,377	1,376,000	—	—	16,267,377

Total assets	$195,219,938	$11,633,544	$685,760	$83,173,644	$290,712,886
Intersegment eliminations	(53,670,915)	(3,678,311)	(28,100)	(29,591,945)	(86,969,271)

Total assets	$141,549,023	$7,955,233	$657,660	$53,581,699	$203,743,615

Note 15 – Subsequent Events

Dividends

On July 1, 2014, the Company declared a dividend of $0.045 per share that is payable to shareholders of record on July 15, 2014. There were 10,487,511 shares outstanding on July 15, 2014 resulting in a total dividend of $471,938 which was paid to shareholders on July 31, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions and statements concerning our operating capital requirements, utilization of tax benefits, the outcome of litigation, our environmental remediation plans, and similar statements that are not historical are forward-looking statements that involve risks and uncertainties. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

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

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 73,000 customers. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Energy West Wyoming (Wyoming), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas, gas pipeline transmission, and gathering operations. Approximately 93% of our revenues in the three and six months ended June 30, 2014 were derived from our natural gas utility operations. Due to the sale of Independence in November 2013, the Company’s propane operations were classified as discontinued operations as of June 30, 2014. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence. Our revenue is seasonal in nature; therefore, the largest portion of our operating revenue is generated during the colder months when our sales volumes increase considerably. The interim results on the accompanying condensed consolidated statement of comprehensive income are not indicative of the estimated results for a full fiscal year.

The following summarizes the critical events that impacted our results of operations during the three and six months ended June 30, 2014:

•	Revenue increased significantly due primarily to the increase in the price paid for natural gas passed on to our customers in all of our markets. Customer growth and colder weather also contributed to the increase in revenue for the six months ended June 30, 2014.

•	Gross margin increased due to customer growth in our North Carolina, Maine and Ohio markets and was amplified by colder weather throughout our service territories in the first quarter of 2014.

•	Our newly-formed GNR subsidiary, formed in June 2013 contributed to revenue and gross margin.

•	Our operating cash flow was significantly affected by amounts paid for gas cost in the first quarter of 2014. A portion of these costs will be recovered through rates over the remaining months of 2014.

•	General and administrative expenses include $1,056,000 in uncollectible accounts expense resulting from a ruling against our favor in a large industrial customer’s Chapter 11 bankruptcy proceeding. We had two administrative claims in this proceeding totaling $1,059,000, net of allowance for doubtful accounts of $1,421,000 as of December 31, 2013 and believed that collection was likely. In June 2014, our administrative claim on the customer was denied by the bankruptcy court, causing the claim to be considered as that of an unsecured creditor. As such, we no longer believe we will collect any of the previously unreserved amounts and as a result we have written off the remaining balance of the receivable and recorded uncollectible accounts expense in the results of our Marketing and Production operating segment. See Note 13 – Commitments and Contingencies for further detail.

•	Expenses for professional services related to increased regulatory proceedings and the hiring of new auditors in 2014 have caused general and administrative expenses to increase significantly for the three and six month periods ended June 30, 2014 as compared to the same period in 2013.

•	On June 27, 2014, the Company’s Frontier subsidiary entered into a stipulation with the Public Staff—North Carolina Utilities Commission (Docket No G-40, Sub 124), in which the subsidiary agreed to, among other items, reclassify $2,450,000 from its deferred gas cost account to a regulatory asset account. This amount represents a portion of deferred expenses related to the subsidiary’s January and February 2014 gas purchases. The stipulation calls for amortization of this amount as operating expense over a five year period beginning July 1, 2014. In addition, the parties agree there will be no change in Frontier’s margin rates for the same five year period. The result is a rate of return acceptable to both the Public Staff and the Company. The reclassification is reflected in the balances of the Company’s Recoverable costs of gas purchases and Deferred costs regulatory asset line items on its Condensed Consolidated Balance Sheet dated June 30, 2014.

Our financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, Pipeline Operations, and Corporate and Other.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2013. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

(Loss) from Discontinued Operations — The 2014 and 2013 results of the Company’s Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence. The Company’s loss from discontinued operations for the three months ended June 30, 2014 was $7,000 or $0.001 per share, compared to a net loss of $32,000 or $0.004 per share for the three months ended June 30, 2013, a decrease of $25,000. The decreased loss is primarily due to the decreased activity in Independence due to the discontinuance of its operations in 2013.

Net Loss from Continuing Operations — Net loss for the three months ended June 30, 2014 was $1,422,000, or $0.14 per diluted share, compared to a net loss of $295,000 or $0.03 per diluted share for the three months ended June 30, 2013, an increase of $1,127,000. Net loss from our natural gas operations increased by $174,000. Net income from our gas marketing and production operations decreased by $1,028,000 to a loss of $849,000 due primarily to the uncollectible accounts expense resulting from the bankruptcy proceedings of a large industrial customer as discussed in the Overview section above. Net income from our pipeline operations decreased by $16,000. Net loss from our corporate and other segment decreased by $92,000 to a loss of $180,000. Our secondary public offering in July 2013 resulted in 1.7 million additional shares outstanding and decreases the per share amounts in 2014 compared to 2013.

Revenues — Revenues increased by $1,901,000 to $22,398,000 for the three months ended June 30, 2014 compared to $20,497,000 for the same period in 2013. The increase was primarily attributable to; (1) a natural gas revenue increase of $3,031,000 due to an increase in the price of natural gas in all of our markets passed through to our customers and increased sales volumes due to customer growth; and (2) a decrease of $1,123,000 in the revenue from our marketing and production operation primarily due to the loss of our LNG customer in April 2014.

Gross Margin — Gross margin increased by $1,028,000 to $9,243,000 for the three months ended June 30, 2014 compared to $8,215,000 for the same period in 2013. Our natural gas operation’s margins increased $1,361,000, due to increased sales volumes from continued customer growth in Maine, North Carolina and Ohio. Gross margin from our marketing and production operations decreased $326,000 primarily due to higher cost of natural gas supplied to our fixed price sales commitments in our existing marketing operation.

Operating Expenses — Operating expenses, other than cost of sales, increased by $2,702,000 to $10,879,000 for the three months ended June 30, 2014 compared to $8,178,000 for the same period in 2013. Operating expenses from our natural gas operations increased by $1,555,000 due to the following: (1) distribution, general and administrative expenses increased by $999,000 due to a)

increases in professional fees related to increased regulatory proceedings in all of our markets and b) increases in allocations of corporate expenses related to the hiring of additional corporate personnel and new auditors in 2014; (2) depreciation expense increased by $283,000 due to increased capital expenditures; and (3) taxes other than income increased by $211,000 due to increased property and gross receipts tax. Operating expenses in our marketing and production segment increased by $1,158,000 due to the write-off of $1,056,000 of receivables related to a customer that filed for Chapter 11 Bankruptcy. See the Overview section above for further detail. Operating expenses in our corporate and other segment decreased by $26,000.

Other Income, net — Other income, net decreased by $209,000 to $169,000 for the three months ended June 30, 2014 compared to $378,000 for the same period in 2013. In the 2013 period, our marketing and production segment recorded a gain on the sale of compressed natural gas equipment of $154,000.

Acquisition Expense — Acquisition expense increased by $21,000 to expense of $2,000 for the three months ended June 30, 2014 compared to a benefit of $19,000 for the same period in 2013. The 2013 period included $20,000 of acquisition costs offset by an adjustment to acquisition costs of $39,000 from the final accounting related to the Matchworks Building asset acquisition.

Interest Expense — Interest expense decreased by $5,000 to $762,000 for the three months ended June 30, 2014 compared to $767,000 in 2013.

Income Tax Benefit — Income tax benefit increased by $768,000 to $809,000 for the three months ended June 30, 2014 compared to $41,000 for the same period in 2013. The increase is primarily due to an increase in pre-tax income. The Company’s effective tax rate decreased to 37.5% for the three months ended June 30, 2014 compared to 38.9% in the 2013 period.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

(Loss) from Discontinued Operations — The 2014 and 2013 results of the Company’s Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence. The Company’s loss from discontinued operations for the six months ended June 30, 2014 was $22,000 or $0.002 per share, compared to a net loss of $14,000 or $0.002 per share for the six months ended June 30, 2013, an increase of $8,000. The increased loss is primarily due to the decreased activity in Independence due to the discontinuance of its operations in 2013.

Net Income from Continuing Operations — Net income for the six months ended June 30, 2014 was $3,612,000, or $0.35 per diluted share, compared to a net income of $4,475,000 or $0.53 per diluted share for the six months ended June 30, 2013, a decrease of $863,000. Net income from our natural gas operations increased by $808,000 due primarily to colder weather and customer growth. Net income from our gas marketing and production operations decreased by $1,256,000 due primarily to the bad debt expense resulting from the bankruptcy proceedings of a large industrial customer as discussed in the Overview section above. Net income from our pipeline operations increased by $1,000. Net loss from our corporate and other segment increased by $416,000 to a loss of $905,000 due to increases in operating expenses as discussed below. Our secondary public offering in July 2013 resulted in 1.7 million additional shares outstanding and decreases the per share amounts in 2014 compared to 2013.

Revenues — Revenues increased by $23,329,000 to $87,440,000 for the six months ended June 30, 2014 compared to $64,112,000 for the same period in 2013. The increase was primarily attributable to; (1) a natural gas revenue increase of $23,340,000 due to an increase in the price of natural gas in all of our markets passed through to our customers and increased sales volumes due to customer growth and colder weather; and (2) a decrease of $5,000 in the revenue from our marketing and production operation primarily due to sales from our newly-acquired marketing company, GNR, offset by a decrease in sales in our LNG business due to the loss of our customer.

Gross Margin — Gross margin increased by $3,236,000 to $28,089,000 for the six months ended June 30, 2014 compared to $24,853,000 for the same period in 2013. Our natural gas operation’s margins increased $3,831,000, due to increased sales volumes from continued customer growth in Maine, North Carolina and Ohio amplified by colder weather in all our markets. Gross margin from our marketing and production operations decreased $589,000 primarily due to higher cost of natural gas supplied to our fixed price sales commitments in our existing marketing operation.

Operating Expenses — Operating expenses, other than cost of sales, increased by $4,732,000 to $20,937,000 for the six months ended June 30, 2014 compared to $16,205,000 for the same period in 2013. Operating expenses from our natural gas operations increased by $2,581,000 due to the following: (1) distribution, general and administrative expenses increased by $1,555,000 due to a) increases in professional fees related to increased regulatory proceedings in all of our markets and b) increases in allocations of corporate expenses related to the hiring of additional corporate personnel and new auditors in 2014; (2) depreciation expense increased by $627,000 due to increased capital expenditures; and (3) taxes other than income increased by $315,000 due to increased expenses for payroll, property and gross receipts taxes. Operating expenses in our marketing and production segment increased by $1,279,000 due primarily to the write-off of receivables from a large industrial customer that filed for Chapter 11 bankruptcy as explained in the Overview section above. Operating expenses in our corporate and other segment increased by $884,000 due to increases in professional services due to various corporate lawsuits, expense related to a director stock compensation award of $308,000, and the write-off of $197,000 of construction work in progress related to a software conversion project that has been terminated.

Other Income, net — Other income, net decreased by $137,000 to income of $276,000 for the six months ended June 30, 2014 compared to income of $413,000 for the same period in 2013.

Acquisition Expense — Acquisition expense decreased by $150,000 to $7,000 for the six months ended June 30, 2014 compared to $157,000 for the same period in 2013. The 2013 period included $185,000 related to the JDOG Marketing assets acquisition

Interest Expense — Interest expense increased by $2,000 to $1,571,000 for the six months ended June 30, 2014 compared to $1,569,000 in 2013.

Income Tax Expense — Income tax expense decreased by $621,000 to $2,236,000 for the six months ended June 30, 2014 compared to $2,857,000 for the same period in 2013. The increase is primarily due to a decrease in pre-tax income. The Company’s effective tax rate decreased to 37.5% for the six months ended June 30, 2014 compared to 37.8% in the 2013 period.

Net Income (Loss) by Segment and Service Area

The components of net income for the three and six months ended June 30, 2014 and 2013 are:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013

Natural Gas Operations
Energy West Montana (MT)	$130	$105	$1,016	$912
Energy West Wyoming (WY)	(92)	(32)	214	248
Frontier Natural Gas (NC)	217	469	1,309	1,503
Bangor Gas (ME)	(6)	186	1,387	1,284
Ohio Companies (OH)	(572)	(919)	1,408	548
Public Gas (PGC)	(87)	(45)	(51)	(20)

Total Natural Gas Operations	(410)	(236)	5,283	4,475
Marketing & Production Operations	(849)	179	(829)	427
Pipeline Operations	18	34	62	61

	(1,241)	(23)	4,516	4,963
Corporate & Other	(180)	(272)	(905)	(488)

Income (loss) from Continuing Operations	(1,421)	(295)	3,611	4,475
Propane Operations - Discontinued Operations	(7)	(32)	(22)	(14)

Consolidated Net Income (Loss)	$(1,428)	$(327)	$3,589	$4,461

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013

Natural Gas Operations
Operating revenues	$20,777	$17,746	$81,031	$57,691
Gas Purchased	11,719	10,049	53,674	34,166

Gross Margin	9,058	7,697	27,357	23,525
Operating expenses	9,188	7,633	17,791	15,210

Operating income (loss)	(130)	64	9,566	8,315
Other income	205	259	317	298

Income before interest and taxes	75	323	9,883	8,613
Interest expense	(699)	(698)	(1,443)	(1,416)

Income before income taxes	(624)	(375)	8,440	7,197
Income tax expense	214	139	(3,157)	(2,722)

Net Income (Loss)	$(410)	$(236)	$5,283	$4,475

Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013

Full Service Distribution Revenues
Residential	$8,099	$6,894	$36,001	$24,534
Commercial	9,351	7,642	37,245	25,931
Industrial	304	228	579	442
Other	15	20	37	46

Total full service distribution	17,769	14,784	73,862	50,953

Transportation	2,720	2,674	6,594	6,163
Bucksport	288	288	575	575

Total operating revenues	$20,777	$17,746	$81,031	$57,691

Utility Throughput

	Three Months Ended June 30,		Six Months Ended June 30,
(in million cubic feet (MMcf))	2014	2013	2014	2013

Full Service Distribution Revenues
Residential	806	704	3,612	2,948
Commercial	986	926	3,308	2,897
Industrial	56	42	107	91

Total full service distribution	1,848	1,672	7,027	5,936

Transportation	2,648	2,733	5,994	5,902
Bucksport	1,803	3,110	2,760	6,873

Total Volumes	6,299	7,515	15,781	18,711

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended June 30,		Percent Colder (Warmer) 2014 Compared to
	Normal	2014	2013	Normal	2013

Great Falls, MT	2,141	1,273	1,310	(40.54%)	(2.82%)
Cody, WY	2,074	1,116	1,155	(46.19%)	(3.38%)
Bangor, ME	1,934	1,078	1,171	(44.26%)	(7.94%)
Elkin, NC	1,320	359	451	(72.80%)	(20.40%)
Youngstown, OH	1,686	709	740	(57.95%)	(4.19%)
Jackson, KY	902	385	446	(57.32%)	(13.68%)

		Six Months Ended June 30,		Percent Colder (Warmer) 2014 Compared to
	Normal	2014	2013	Normal	2013

Great Falls, MT	4,399	4,863	4,192	10.55%	16.01%
Cody, WY	4,374	4,457	4,130	1.90%	7.92%
Bangor, ME	4,554	5,117	4,757	12.36%	7.57%
Elkin, NC	2,960	2,793	2,683	(5.64%)	4.10%
Youngstown, OH	3,928	4,411	3,893	12.30%	13.31%
Jackson, KY	2,672	3,081	2,906	15.31%	6.02%

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenues and Gross Margin

Revenues increased by $3,031,000 to $20,777,000 for the three months ended June 30, 2014 compared to $17,746,000 for the same period in 2013. This increase is the result of the following factors:

1)	Revenue from our Montana and Wyoming markets increased $1,341,000 due primarily to increased natural gas prices passed on to our customers.

2)	Revenue from our Maine and North Carolina markets increased by $1,277,000 due primarily to increased natural gas prices passed on to our customers. Continued customer growth caused a volume increase from full service customers of 89 MMcf in the three months ended June 30, 2014 compared to the same period in 2013 and also contributed to the increase in revenue.

3)	Revenues from our Ohio market increased $435,000. Revenue to full service customers increased $407,000, due primarily to higher prices paid for natural gas passed on to our customers. Also contributing to the increase in revenue was the increase in volumes sold of 49 MMcf in the three months ended June 30, 2014 compared to the same period in 2013, due to customer growth.

4)	Revenue from our Kentucky market decreased $22,000 in the three months ended June 30, 2014 compared to the same period in 2013.

Gas purchased increased by $1,670,000 to $11,719,000 for the three months ended June 30, 2014 compared to $10,049,000 for the same period in 2013 and is due primarily to increase in the price paid for natural gas in all of our markets. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $1,361,000 to $9,058,000 for the three months ended June 30, 2014 compared to $7,697,000 for the same period in 2013. Gross margin in our Ohio market increased by $1,141,000 due primarily to customer growth. Increased customer growth in our Maine and North Carolina markets resulted in a $101,000 increase in gross margin. Gross margin in our Montana and Wyoming markets increased by $126,000 and PGC decreased gross margin by $7,000.

Earnings

The Natural Gas Operations segment’s net loss for the three months ended June 30, 2014 was $410,000 or $0.04 per diluted share, compared to a loss of $236,000, or $0.03 per diluted share for the three months ended June 30, 2013.

Operating expenses increased by $1,555,000 to $9,188,000 for the three months ended June 30, 2014 compared to $7,633,000 for the same period in 2013. Distribution, general and administrative expenses increased by $999,000 due to 1) increases in professional fees related to increased regulatory proceedings in all of our markets and 2) increases in allocations of corporate expenses related to the hiring of additional corporate personnel and new auditors in 2014. Depreciation increased by $283,000 due to increased capital expenditures and taxes other than income increased by $211,000 due to an increase in payroll and property taxes.

Other income decreased by $54,000 to $205,000 for the three months ended June 30, 2014 compared to $259,000 for the same period in 2013. Interest income increased $84,000 primarily due to interest income allowed on deferred gas costs in our North Carolina market. Gains on disposal of property decreased $23,000 for the three months ended June 30, 2014 compared to the same period in 2013. Acquisition costs were $0 in 2014, compared to a benefit of $39,000 related to the adjustment to acquisition cost from the final accounting related to the Matchworks building asset acquisition in 2013. Other corporate and other expenses decreased $76,000 for the three months ended June 30, 2014 compared to the same period in 2013.

Interest expense increased by $1,000 to $699,000 for the three months ended June 30, 2014 compared to $698,000 for the same period in 2013. The average borrowing on the line of credit was $5.3 million higher during the second quarter of 2014 compared to the same period in 2013, resulting in $27,000 increased interest expense. This was partially offset by a decrease in interest expense on the Bank of America term loan due to decreased principal balances and on the senior secured guaranteed floating rate note, which was paid off on May 3, 2014.

Income tax benefit increased by $75,000 to a benefit of $214,000 for the three months ended June 30, 2014 compared to a benefit off $139,000 for the same period in 2013, due primarily to the decrease in pre-tax income in 2014 compared to the 2013 period.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenues and Gross Margin

Revenues increased by $23,340,000 to $81,031,000 for the six months ended June 30, 2014 compared to $57,691,000 for the same period in 2013. This increase is the result of the following factors:

1)	Revenue from our Maine and North Carolina markets increased by $10,618,000 due primarily to increased natural gas prices passed on to our customers. Continued customer growth magnified by colder weather caused a volume increase from full service and transportation customers of 353 MMcf in the six months ended June 30, 2014 compared to the same period in 2013 and also contributed to the increase in revenue.

2)	Revenues from our Ohio market increased $7,205,000. Revenue to full service customers increased $7,069,000, due primarily to higher prices paid for natural gas passed on to our customers. Also contributing to the increase in revenue was the increase in volumes sold of 425 MMcf in the six months ended June 30, 2014 compared to the same period in 2013, due to customer growth combined with much colder weather in 2014 than in 2013.

3)	Revenue from our Montana and Wyoming markets increased $5,319,000 due primarily to increased natural gas prices passed on to our customers. Also contributing to the revenue increase was the volume increase of 286 MMcf in the six months ended June 30, 2014 compared to the same period in 2013, due to colder weather.

4)	Revenue from our Kentucky market increased $198,000 in the six months ended June 30, 2014 compared to the same period in 2013.

Gas purchased increased by $19,508,000 to $53,674,000 for the six months ended June 30, 2014 compared to $34,166,000 for the same period in 2013 and is due primarily to increase in the price paid for natural gas in all of our markets as well as the increase in sales volumes. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $3,832,000 to $27,357,000 for the six months ended June 30, 2014 compared to $23,525,000 for the same period in 2013. Gross margin in our Ohio market increased by $2,213,000 due primarily to customer growth and colder weather in 2014. Increased customer growth amplified by colder weather in our Maine and North Carolina markets resulted in a $1,073,000 increase in gross margin. Gross margin in our Montana and Wyoming markets increased by $455,000 due to colder weather, and PGC increased gross margin by $89,000.

Earnings

The Natural Gas Operations segment’s net income for the six months ended June 30, 2014 was $5,283,000 or $0.50 per diluted share, compared to earnings of $4,475,000, or $0.53 per diluted share for the six months ended June 30, 2013.

Operating expenses increased by $2,581,000 to $17,791,000 for the six months ended June 30, 2014 compared to $15,210,000 for the same period in 2013. Distribution, general and administrative expenses increased by $1,555,000 due to 1) increases in professional fees related to increased regulatory proceedings in all of our markets and 2) increases in allocations of corporate expenses related to the hiring of additional corporate personnel and new auditors in 2014. Depreciation increased by $627,000 due to increased capital expenditures and taxes other than income increased by $315,000 due to an increase in payroll and property taxes.

Other income increased by $19,000 to $317,000 for the six months ended June 30, 2014 compared to $298,000 for the same period in 2013. Interest income increased $140,000 primarily due to interest income allowed on deferred gas costs in our North Carolina market. Gains on disposal of property increased $4,000 for the six months ended June 30, 2014 compared to the same period in 2013. Acquisition costs were $7,000 in 2014, compared to $47,000 related to the purchase of the Matchworks building asset in 2013. Other corporate and other expenses decreased $172,000 for the six months ended June 30, 2014 compared to the same period in 2013 and in the 2014 period, our Ohio subsidiaries recorded other expense of $76,000 for civil fines related to the GCR audit.

Interest expense increased by $27,000 to $1,443,000 for the six months ended June 30, 2014 compared to $1,416,000 for the same period in 2013. The average borrowing on the line of credit was $3.9 million higher during the first six months of 2014 compared to the same period in 2013, resulting in $41,000 increased interest expense. This was partially offset by a decrease in interest expense on the Bank of America term loan due to decreased principal balances and on the senior secured guaranteed floating rate note, which was paid off on May 3, 2014.

Income tax expense increased by $435,000 to $3,157,000 for the six months ended June 30, 2014 compared to $2,722,000 for the same period in 2013, due primarily to the increase in pre-tax income in 2014 compared to the 2013 period.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013

Marketing and Production Operations
Operating revenues	$1,523	$2,646	$6,212	$6,217
Gas Purchased	1,436	2,233	5,677	5,093

Gross Margin	87	413	535	1,124
Operating expenses	1,402	244	1,784	505

Operating income (loss)	(1,315)	169	(1,249)	619
Other expense	—	152	(1)	151

Income before interest and taxes	(1,315)	321	(1,250)	770
Interest expense	(22)	(34)	(54)	(83)

Income before income taxes	(1,337)	287	(1,304)	687
Income tax expense	488	(108)	475	(260)

Net Income (Loss)	$(849)	$179	$(829)	$427

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Revenues and Gross Margin

Revenues decreased by $1,123,000 to $1,523,000 for the three months ended June 30, 2014 compared to $2,646,000 for the same period in 2013. Revenue from our LNG business decreased by $1,373,000, due to the loss of our LNG customer to pipeline competition. Revenue decreased from our existing marketing operation and production operation by $313,000 due primarily to lower sales volumes and revenue from our production operations decreased by $21,000. Offsetting these, our newly-formed GNR subsidiary contributed increased revenue of $584,000.

Gross margin decreased by $326,000 to $87,000 for the three months ended June 30, 2014 compared to $413,000 for the same period in 2013. Gross margin from our existing marketing operation decreased by $173,000 due to the lower sales volumes and a lower margin per Dth on volumes sold. Gross margin from our LNG business and from our production operation decreased by 45,000 and 58,000, respectively. Margin from our GNR subsidiary decreased by $51,000.

Earnings

The Marketing and Production segment’s loss for the three months ended June 30, 2014 was $849,000, or $0.08 per diluted share, compared to earnings of $179,000, or $0.02 per diluted share for the three months ended June 30, 2013.

Operating expenses increased by $1,158,000 to $1,402,000 for the three months ended June 30, 2014 compared to $244,000 for the same period in 2013. Operating expenses from the newly-formed GNR accounted for $107,000 of additional expenses and included amortization of customer relationships of $70,000. General and administrative expenses included $1,056,000 in uncollectible accounts expense resulting from a ruling against our favor in a large industrial customer’s Chapter 11 bankruptcy proceedings, as explained in the Overview section above.

Income tax expense decreased by $596,000 to benefit of $488,000 for the three months ended June 30, 2014 compared to expense of $108,000 for the same period in 2013, due primarily to the decrease in pre-tax income in 2014 compared to the 2013 period.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Revenues and Gross Margin

Revenues decreased by $5,000 to $6,212,000 for the six months ended June 30, 2014 compared to $6,217,000 for the same period in 2013. Revenue from our LNG business decreased by $2,045,000 due to the loss of our LNG customer to pipeline competition in April 2014. Revenue from our existing marketing operation decreased by $212,000, due to lower sales volumes. Offsetting these is the increase in revenue from our newly-formed GNR subsidiary of $2,220,000 and the revenue increase from our production operation of $32,000.

Gross margin decreased by $589,000 to $535,000 for the six months ended June 30, 2014 compared to $1,124,000 for the same period in 2013. Gross margin from our existing marketing operation decreased by $503,000 due to the lower sales volumes and a lower margin per Dth on volumes sold. Gross margin from our LNG business and from our production operation decreased by $119,000 and $76,000, respectively. Partially offsetting these, GNR returned increased margin of $108,000.

Earnings

The Marketing and Production segment’s loss for the six months ended June 30, 2014 was $829,000, or $0.08 per diluted share, compared to earnings of $427,000, or $0.05 per diluted share for the six months ended June 30, 2013.

Operating expenses increased by $1,279,000 to $1,784,000 for the six months ended June 30, 2014 compared to $505,000 for the same period in 2013. Operating expenses from the newly-formed GNR accounted for $209,000 of additional expenses and included amortization of customer relationships of $140,000. General and administrative expenses included $1.1 million in bad debt expense resulting from a ruling against our favor in a large industrial customer’s Chapter 11 bankruptcy proceedings. See Note 14 – Commitments and Contingencies for further detail.

Income tax expense decreased by $735,000 to benefit of $475,000 for the six months ended June 30, 2014 compared to expense of $260,000 for the same period in 2013, due primarily to the decrease in pre-tax income in 2014 compared to the 2013 period.

PIPELINE OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013

Pipeline Operations
Operating revenues	$98	$105	$197	$203
Gas Purchased	—	—	—	—

Gross Margin	98	105	197	203
Operating expenses	58	43	80	91

Operating income	40	62	117	112
Other income	—	—	—	—

Income before interest and taxes	40	62	117	112
Interest expense	(12)	(7)	(19)	(14)

Income before income taxes	28	55	98	98
Income tax expense	(10)	(21)	(36)	(37)

Net Income	$18	$34	$62	$61

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Net income decreased by $16,000 to $18,000 for the three months ended June 30, 2014 compared to $34,000 for the same period in 2013. The overall impact of the results of our pipeline operations was not material to the results of our consolidated operations.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Net income increased by $1,000 to $62,000 for the six months ended June 30, 2014 compared to $61,000 for the same period in 2013. The overall impact of the results of our pipeline operations was not material to the results of our consolidated operations.

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

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013

Corporate and Other
Operating revenues	$—	$—	$—	$—
Gas Purchased	—	—	—	—

Gross Margin	—	—	—	—
Operating expenses	231	257	1,282	399

Operating loss	(231)	(257)	(1,282)	(399)
Other expense	(37)	(17)	(49)	(196)

Loss before interest and taxes	(268)	(274)	(1,331)	(595)
Interest expense	(29)	(29)	(55)	(56)

Loss before income taxes	(297)	(303)	(1,386)	(651)
Income tax benefit	117	31	481	162

Net loss from continuing operations	(180)	(272)	(905)	(489)
Discontinued operations	(7)	(32)	(22)	(14)

Net Loss	$(187)	$(304)	$(927)	$(503)

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Results of corporate and other operations for the three months ended June 30, 2014 include administrative costs of $231,000, acquisition related costs of $2,000, corporate expenses of $38,000, interest expense of $29,000, offset by an income tax benefit of $117,000, and interest income of $3,000, for a net loss from continuing operations of $180,000.

Results of corporate and other operations for the three months ended June 30, 2013 include administrative costs of $257,000, acquisition related costs of $20,000, corporate expenses of $1,000, interest expense of $29,000, offset by income tax benefits of $31,000 and interest and other income of $4,000 for a net loss from continuing operations of $272,000.

Loss from discontinued operations

A portion of the prior period and current period results of operations relate to the sale of the Independence assets and related business operations that have been reclassified as income (loss) from discontinued operations. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence. Net loss from discontinued operations decreased by $25,000 to a loss of $7,000 for the three months ended June 30, 2014 as compared to a loss of $32,000 for the same period in 2013 due primarily to the lack of operating activity in 2014.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Results of corporate and other operations for the six months ended June 30, 2014 include administrative costs of $1,282,000, acquisition related costs of $7,000, corporate expenses of $49,000, interest expense of $55,000, offset by an income tax benefit of

$481,000, and interest income of $7,000, for a net loss from continuing operations of $905,000. Included in administrative costs is expense related to director stock compensation awards of $308,000, and the write-off of $197,000 of construction work in progress related to a software conversion project that has been terminated.

Results of corporate and other operations for the six months ended June 30, 2013 include administrative costs of $399,000, acquisition related costs of $109,000, corporate expenses of $107,000, interest expense of $56,000, offset by income tax benefits of $162,000 and interest and other income of $6,000 for a net loss from continuing operations of $489,000.

Loss from discontinued operations

A portion of the prior period and current period results of operations relate to the sale of the Independence assets and related business operations that have been reclassified as income (loss) from discontinued operations. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence. Net loss from discontinued operations increased by $8,000 to a loss of $22,000 for the six months ended June 30, 2014 as compared to income of $14,000 for the same period in 2013 due primarily to the lack of operating activity in 2014.

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

Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying Consolidated Balance Sheets. Our use of the revolving line of credit was $20.0 million and $24.5 million at June 30, 2014 and December 31, 2013, respectively.

We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $40.5 and $43.7 million at June 30, 2014 and December 31, 2013, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $3.2 million at June 30, 2014, compared to $13.1 million at December 31, 2013.

	Six Months Ended June 30,
	2014	2013

Cash Flows from Continuing Operations
Cash provided by operating activities	$10,364,000	$17,260,000
Cash used in investing activities	(9,839,000)	(7,526,000)
Cash used in financing activities	(10,411,000)	(10,361,000)

Decrease in cash	$(9,886,000)	$(627,000)

Cash Flows from Discontinued Operations
Cash provided by (used in) operating activities	$(52,000)	$182,000
Cash used in investing activities	—	(6,000)
Cash used in financing activities	(9,000)	(201,000)

Decrease in cash	$(61,000)	$(25,000)

OPERATING CASH FLOW

For the six months ended June 30, 2014, cash provided by operating activities decreased by $6.9 million as compared to the six months ended June 30, 2013. Major items affecting operating cash included a $863,000 decrease in income from continuing operations, a $4.5 million decrease in accounts payable, a $2.9 million decrease in unbilled revenue, a $1.6 million decrease in collections of recoverable costs of gas, a $1.6 million increase in prepayments, a $1.5 million increase in other assets, a $498,000 decrease in accounts receivable receipts, a $745,000 decrease in other current liabilities and a $354,000 decrease in inventory purchases.

INVESTING CASH FLOW

For the six months ended June 30, 2014, cash used in investing activities increased by $2,313,000 as compared to the six months ended June 30, 2013. The increase is primarily attributable to a $1.1 million reduction in the use of restricted cash, an increase of $1.0 million in cash paid for capital expenditures, a $1.0 million reduction in proceeds from sale of fixed assets, and an increase of $715,000 in contributions in aid of construction.

Capital Expenditures

Our capital expenditures for continuing operations totaled $10.9 million and $9.9 million for the six months ended June 30, 2014 and 2013, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving lines of credit.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the six months ended June 30, 2014 and 2013 and provides an estimate of future cash requirements for capital expenditures:

			Remaining Cash Requirements through
	Six Months Ended June 30,
($ in thousands)	2014	2013	December 31, 2014

Natural Gas Operations	$10,693	$9,102	$5,665
Marketing and Production Operations	60	217	—
Pipeline Operations	—	2	45
Corporate and Other Operations	124	553	—

Total Capital Expenditures	$10,877	$9,874	$5,710

We expect to fund our future cash requirements for capital expenditures through December 31, 2014 from cash provided by operating activities.

FINANCING CASH FLOW

For the six months ended June 30, 2014, cash used in financing activities increased by $50,000 as compared with the six months ended June 30, 2013. The change is due primarily to $3.3 million in additional net proceeds from our line of credit, partially offset by the payment of the Sun Life Floating Rate Note of $3.0 million.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying Consolidated Balance Sheets. Our use of the revolving line of credit was $20.0 million and $24.5 million at June 30, 2014 and December 31, 2013, respectively. We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $40.5 and $43.7 million at June 30, 2014, and December 31, 2013, respectively, including the amount due within one year.

The following discussion describes our credit facilities as of June 30, 2014.

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

For the three months ended June 30, 2014 and 2013, the weighted average interest rate on the existing and renewed revolving credit facility was 2.38% and 2.39%, respectively, resulting in $130,192 and $103,163 of interest expense, respectively. For the six months ended June 30, 2014 and 2013, the weighted average interest rate on the existing and renewed revolving credit facility was 2.39% and 2.42%, respectively, resulting in $275,356 and $234,657 of interest expense, respectively. The balance on the revolving credit facility was $20.0 million and $24.5 million at June 30, 2014 and December 31, 2013, respectively. The $20.0 million of borrowings as of June 30, 2014, leaves the remaining borrowing capacity on the line of credit at $10.0 million.

Bank of America Term Loan

The Term Loan portion of the Bank of America credit agreement has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan is amortized at a rate of $125,000 per quarter. As of June 30, 2014, the Company had not exercised the interest rate swap provision for the fixed interest rate.

For the three months ended June 30, 2014 and 2013, the weighted average interest rate was 2.15% and 2.20%, respectively, resulting in interest expense of $50,293 and $53,718, respectively. For the six months ended June 30, 2014 and 2013, the weighted average interest rate was 2.16% and 2.20%, respectively, resulting in interest expense of $100,710 and $108,752, respectively. The balance outstanding on the Term Loan at June 30, 2014 and December 31, 2013 was $9,125,000 and $9,375,000, respectively.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes with Allstate/CUNA, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Interest expense was $200,200 and $400,400 for the three and six months ended June 30, 2014 and 2013, respectively.

Sun Life Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together “the Issuers”), issued a $15.3 million, 5.38% Senior Secured Guaranteed Fixed Rate Note due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued a $3.0 million, Senior Secured Guaranteed Floating Rate Note due May 3, 2014 (“Floating Rate Note”). Both notes were placed with Sun Life. On May 3, 2014, the credit facility was paid off and extinguished.

Each of the notes is governed by a Note Purchase Agreement (“NPA”). Concurrent with the funding and closing of the notes, which occurred on May 3, 2011, the parties executed amended note purchase agreements that are substantially the same as the note purchase agreements executed on November 2, 2010. On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note and Floating Rate Note to cure certain breaches of covenants which the Company has remedied.

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

For the three and six months ended June 30, 2014 and 2013, the weighted average interest rate on the Fixed Rate Note was 5.38%. Interest expense was $206,242 and $412,485 for the three and six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, the weighted average interest rate on the Floating Rate Note was 4.09% and 4.14%, resulting in $11,402 and $30,975 of interest expense, respectively. For the six months ended June 30, 2014 and 2013, the weighted average interest rate on the Floating Rate Note was 4.10% and 4.13%, resulting in $40,900 and $62,125 of interest expense, respectively.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original NPA dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains, Lightning Pipeline, Gas Natural and Sun Life. The Senior Note bears an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017. The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio subsidiaries. For the three and six months ended June 30, 2014 and 2013, the weighted average interest rate on the Senior Note was 4.15% resulting in $30,752 and $61,504 of interest expense, respectively.

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. The revolving credit facility expired February 13, 2013. On April 12, 2013, Yadkin Valley Bank extended the $500,000 commercial line of credit beginning May 12, 2013. The debt was secured by a blanket lien on all assets owned or acquired by Independence. For the three and six months ended June 30, 2013, the weighted average interest rate on the facility was 4.5%, resulting in $3,116 and $8,043 of interest expense, respectively. On November 6, 2013, the credit facility was paid off and extinguished as part of the sale of the assets of Independence. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence.

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

Additionally, Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in the debt service reserve accounts was $949,000 and $1,080,000 at June 30, 2014 and December 31, 2013, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs. The Company had deposited $132,000 into a debt service reserve account where Sun Life was the beneficiary. In May 2014, the loan was repaid and the cash became unrestricted. In addition, the Company had deposited $750,000 into a reserve account where Sun Life is the beneficiary. In July, 2013, this additional covenant was lifted and the cash became unrestricted.

The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio subsidiaries. The Senior Note is subject to other customary loan covenants and default provisions.

We believe we are in compliance with the financial covenants under our debt agreements or have received waivers for any defaults.

Ring Fencing Restrictions

In addition to the financial covenants, usage of the Bank of America line of credit is regulated by ring fencing provisions from the MPSC, MPUC, NCUC and WPSC. In particular, usage of the line of credit is limited to use by Energy West and its subsidiaries. In addition, the MPSC requires that of the $30.0 million line of credit available, $11.2 million must be used by or available to be used by Energy West Montana at all times. The $18.8 million balance of the line of credit is available for use by Energy West and its other Montana, Wyoming, North Carolina and Maine subsidiaries. Energy West and Energy West Montana are required to provide monthly financial reports to the MPSC. On April 18, 2014, Energy West reported to the MPSC it had temporarily violated the $11.2 million allocation of the line of credit for use by Energy West Montana. Specifically, Energy West and Energy West Montana reported that on April 11, 2014 it discovered it did not have the full $11.2 million allocated to Energy West Montana available to Energy West Montana, and instead had a deficiency of $913,000. Energy West corrected the deficiency by April 18, 2014. On May 23, 2014 the MPSC issued a Notice of Non-Compliance and Opportunity to Comment related to the temporary ring fencing violation. Both Energy West and the Montana Consumer Counsel submitted comments. The matter is pending further action by the MPSC.

The ring fencing provisions required by the regulatory commissions impose additional limitations on our liquidity beyond the financial covenants. We believe we are in compliance with all ring fencing provisions at June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

The consolidated action contains claims against various current or former directors or officers of Gas Natural alleging, among other things, violations of federal securities laws, breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising primarily out of our acquisition of the Ohio utilities, services provided by JDOG Marketing and the acquisition of JDOG Marketing, and the sale of our common stock by Richard M. Osborne, the Company’s former chairman and chief executive officer, and Thomas J. Smith, a director of the Company and its former chief financial officer. The suit seeks the recovery of unspecified damages allegedly sustained by Gas Natural, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiffs’ attorney’s fees and other relief.

Gas Natural and the other defendants filed a motion to dismiss the consolidated action in its entirety on May 8, 2014. The motion to dismiss was based on, among other things, the failure of the plaintiffs to make demand on Gas Natural’s board of directors to address the alleged wrongdoing prior to filing their lawsuits and the failure to state viable claims against various individual defendants. Richard Osborne, individually, is now represented by counsel independent of all other defendants in the case and is entitled to submit a filing in support of the motion to dismiss on his own behalf.

At this time the Company is unable to provide an estimate of any possible future losses that it may incur in connection to this suit. The Company carries insurance that it believes will cover any negative outcome associated with this action. This insurance carries a $250,000 deductible, which the Company has reached. Although the Company believes these insurance proceeds are available, the Company may incur costs and expenses related to the lawsuits that are not covered by insurance which may be substantial. Any unfavorable outcome of the pending lawsuits could adversely impact the Company’s business and results of operations.

On February 25, 2013, one of the Company’s former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in Gas Natural’s Ohio corporate offices. On March 20, 2013, the Company filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. The court had asked the parties to file comprehensive statements of fact and scheduled a hearing on the motion to dismiss on July 1, 2014. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in favor of the Company and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court where the matter is presently pending awaiting full briefing by the parties. The Company continues to believe Mr. Harrington’s claims under Montana law are without merit, and will continue to vigorously defend this case on all grounds.

On June 13, 2014, Richard M. Osborne, our former chairman of the board of directors and chief executive officer, filed a lawsuit against the Company and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne seeks an order requiring the Company to provide him with “the minutes and any corporate resolutions for the past five years.” The Company has provided Mr. Osborne with all the board minutes he requested that have been approved by the board.

On June 26, 2014, Mr. Osborne filed a lawsuit against Gas Natural and our board of directors captioned “Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al.,” Case No. 14CV001290, filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, among other things, Mr. Osborne (1) demanded payment of an earnout associated with Gas Natural’s purchase of assets from John D. Marketing, (2) alleged that the board of directors breached its fiduciary duties, primarily by removing Mr. Osborne as chairman of the board and CEO, (3) sought injunctive relief to restrain our board members from “taking any actions on behalf of Gas Natural until they are in compliance with the law and the documents governing corporate governance” and (4) asked the Court to enjoin the 2014 annual meeting scheduled to take place on July 30, 2014 and to delay it until such time that the board of directors would be “in compliance with the law and corporate governance.”

Mr. Osborne dismissed the lawsuit above on July 15, 2014 without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014 against Gas Natural and our board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earnout amount associated with Gas Natural’s purchase of assets from John D. Marketing, (2) alleges that the board of directors has breached its fiduciary duties by removing Mr. Osborne as chairman and CEO, (3) seeks to enforce a July 15, 2014 settlement term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the scheduled July 30, 2014 shareholder meeting, as opposed to delaying it, and asks the court to order Gas Natural to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. Gas Natural believes that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

In the Company’s opinion, the outcome of these legal actions will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company except as described above.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.2*	Amended and Restated Code of Regulations of Gas Natural Inc.

18*	Preferability Letter Regarding Change in Accounting Principle

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gas Natural Inc.

August 14, 2014	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(principal financial officer)