Form 10-Q
period 2014-09-30
Gas Natural Inc.
filed 2014-11-13
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of November 7, 2014 was 10,487,511 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of September 30, 2014

GLOSSARY OF TERMS

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

Energy West Wyoming or EWW. Energy West Wyoming, Inc.

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

USPF. United States Power Fund, L.P.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,103,434	$12,741,197
Marketable securities	-	406,134
Accounts receivable
Trade, less allowance for doubtful accounts of $223,293 and $1,978,358, respectively	6,039,891	12,305,657
Related parties	219,918	146,225
Unbilled gas	2,160,367	7,172,062
Note receivable, current portion	1,938	1,938
Inventory
Natural gas	7,892,795	4,996,065
Materials and supplies	2,638,416	2,285,722
Prepaid income taxes	707,191	727,427
Prepayments and other	1,529,065	970,574
Recoverable cost of gas purchases	1,927,177	1,209,982
Deferred tax asset	750,471	1,225,032
Derivative instruments	8,419	-
Assets held for sale	35,115	-
Discontinued operations	11,041,679	12,032,203
Total current assets	36,055,876	56,220,218

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	181,878,664	164,886,688
Less accumulated depreciation, depletion and amortization	(44,752,830)	(40,299,043)
PROPERTY, PLANT AND EQUIPMENT, NET	137,125,834	124,587,645

OTHER ASSETS
Note receivable, less current portion	90,975	93,727
Regulatory assets
Deferred costs	2,327,501	-
Property taxes	6,250	25,000
Income taxes	296,819	296,819
Rate case costs	97,734	130,228
Debt issuance costs, net of amortization	1,093,245	1,388,124
Goodwill	16,267,377	16,267,377
Customer relationships	3,003,208	3,230,333
Investment in unconsolidated affiliate	350,748	351,724
Restricted cash	1,897,701	1,137,442
Other assets	9,169	3,160
Total other assets	25,440,727	22,923,934
TOTAL ASSETS	$198,622,437	$203,731,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$1,523,212	$842,443
Line of credit	24,060,799	24,529,799
Accounts payable
Trade	7,814,606	12,355,605
Related parties	9	559,933
Notes payable, current portion	542,156	3,502,190
Contingent consideration, current portion	671,638	671,638
Accrued liabilities
Taxes other than income	1,763,630	3,043,583
Vacation	331,467	83,189
Employee benefit plans	82,712	161,440
Interest	359,156	169,581
Deferred payments received from levelized billing	2,326,208	2,293,801
Customer deposits	713,914	667,479
Related parties	69,253	-
Capital lease obligation, current portion	188,224	177,570
Over-recovered gas purchases	885,500	793,184
Build-to-suit liability	4,148,469	-
Other current liabilities	1,308,544	1,464,646
Discontinued operations	617,774	574,889
Total current liabilities	47,407,271	51,890,970

LONG-TERM LIABILITIES
Deferred investment tax credits	118,458	134,255
Deferred tax liability	9,761,396	9,055,166
Asset retirement obligation	2,166,280	2,026,353
Customer advances for construction	996,416	987,265
Regulatory liability for income taxes	83,161	83,161
Customer deposits	949,540	-
Capital lease obligation, less current portion	1,674,714	1,862,938
Contingent consideration, less current portion	10,362	13,362
Total long-term liabilities	15,760,327	14,162,500

NOTES PAYABLE, less current portion	39,856,427	40,198,552

COMMITMENTS AND CONTINGENCIES (see Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value, 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value,
Authorized: 15,000,000 shares:
Issued: 10,487,511 and 10,451,678 shares, respectively;
Outstanding: 10,487,511 and 10,451,678 shares, respectively	1,573,127	1,567,752
Capital in excess of par value	63,821,456	63,468,969
Accumulated other comprehensive income	-	104,909
Retained earnings	30,203,829	32,338,145
Total stockholders’ equity	95,598,412	97,479,775
TOTAL CAPITALIZATION	135,454,839	137,678,327
TOTAL LIABILITIES AND CAPITALIZATION	$198,622,437	$203,731,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Natural gas operations	$12,542,698	$11,500,163	$88,327,066	$64,779,596
Marketing and production	1,072,273	2,117,165	7,284,543	8,334,626
Total revenues	13,614,971	13,617,328	95,611,609	73,114,222

COST OF SALES
Natural gas purchased	5,739,430	4,681,265	56,257,668	36,426,083
Marketing and production	860,900	1,701,554	6,538,023	6,794,511
Total cost of sales	6,600,330	6,382,819	62,795,691	43,220,594

GROSS MARGIN	7,014,641	7,234,509	32,815,918	29,893,628

OPERATING EXPENSES
Distribution, general, and administrative	6,321,270	5,595,965	19,018,069	15,638,813
Maintenance	295,762	274,403	920,308	827,727
Depreciation and amortization	1,794,019	1,402,867	5,074,876	3,959,418
Accretion	45,523	44,411	139,927	130,530
Provision for doubtful accounts	7,626	13,558	829,814	37,115
Taxes other than income	901,329	944,411	2,861,724	2,606,160
Total operating expenses	9,365,529	8,275,615	28,844,718	23,199,763

OPERATING INCOME (LOSS)	(2,350,888)	(1,041,106)	3,971,200	6,693,865

Loss from unconsolidated affiliate	-	(980)	(977)	(5,007)
Other income, net	408,821	305,956	617,656	713,265
Gain on sale of marketable securities	183,371	-	183,371	-
Acquisition expense	-	(87,575)	(7,197)	(244,109)
Interest expense	(764,367)	(811,476)	(2,334,435)	(2,379,368)
Income (loss) before income taxes	(2,523,063)	(1,635,181)	2,429,618	4,778,646

Income tax benefit (expense)	1,008,494	785,135	(901,141)	(1,724,239)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,514,569)	(850,046)	1,528,477	3,054,407

Discontinued operations, net of tax	34,825	(154,292)	581,652	402,062

NET INCOME (LOSS)	$(1,479,744)	$(1,004,338)	$2,110,129	$3,456,469

Basic weighted shares outstanding	10,487,511	10,054,558	10,475,213	8,974,584
Dilutive effect of stock based compensation	-	-	-	903
Diluted weighted shares outstanding	10,487,511	10,054,558	10,475,213	8,975,487

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.14)	$(0.08)	$0.15	$0.34
Discontinued operations	-	(0.02)	0.05	0.05
Net income (loss) per share	$(0.14)	$(0.10)	$0.20	$0.39

Weighted average dividends declared per common share	$0.135	$0.139	$0.405	$0.341

COMPREHENSIVE INCOME:
Net income (loss)	$(1,479,744)	$(1,004,338)	$2,110,129	$3,456,469
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain on available-for-sale securities, net of tax of $6,066, $11,467, $7,689 and $15,571, respectively	10,584	18,908	14,811	25,114
Unrealized gain on available-for-sale securities transferred to earnings, net of tax of $63,651	(119,720)	-	(119,720)	-
Other comprehensive income, net of tax	(109,136)	18,908	(104,909)	25,114

COMPREHENSIVE INCOME (LOSS)	$(1,588,880)	$(985,430)	$2,005,220	$3,481,583

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,110,129	$3,456,469
Loss from discontinued operations	581,652	402,062
Income from continuing operations	1,528,477	3,054,407

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,074,876	3,959,418
Accretion	139,927	130,530
Amortization of debt issuance costs	304,177	315,898
Provision for doubtful accounts	829,814	37,115
Stock based compensation	312,100	2,423
Gain on sale of marketable securities	(183,371)	-
Loss (gain) on sale of assets	10,635	(154,657)
Loss from unconsolidated affiliate	977	5,007
Unrealized holding (gain) loss on contingent consideration	(3,000)	215,000
Change in fair value of derivative financial instruments	(8,419)	-
Investment tax credit	(15,797)	(15,797)
Deferred income taxes	1,243,512	2,467,689
Changes in assets and liabilities
Accounts receivable, including related parties	5,467,686	5,394,354
Unbilled gas	5,011,695	2,501,719
Natural gas inventory	(3,048,511)	(1,173,128)
Accounts payable, including related parties	(3,425,347)	(2,398,156)
Recoverable/refundable cost of gas purchases	(624,880)	(778,963)
Regulatory assets	(2,401,250)	245,577
Prepayments and other	(560,351)	839,282
Other assets	(141,418)	(834,170)
Other liabilities	(912,571)	(191,348)
Net cash provided by operating activities of continuing operations	8,598,961	13,622,200

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(16,276,508)	(15,357,615)
Proceeds from sale of fixed assets	33,234	958,448
Proceeds from sale of marketable securities	421,875	-
Proceeds from notes receivable	2,752	5,657
Investment in unconsolidated affiliate	-	(35,000)
Restricted cash – capital expenditures fund	57,441	1,062,763
Customer advances for construction	15,303	31,212
Contributions in aid of construction	1,942,695	296,342
Net cash used in investing activities of continuing operations	(13,803,208)	(13,038,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	16,450,000	14,400,000
Repayments of lines of credit	(16,919,000)	(20,048,956)
Proceeds from notes payable	102,000	-
Repayments of notes payable	(3,429,702)	(506,311)
Payments of capital lease obligations	(177,570)	(167,518)
Debt issuance costs	(9,298)	(7,492)
Proceeds from issuance of common shares	-	15,943,051
Exercise of stock options	45,761	159,500
Restricted cash – debt service fund	131,840	749,326
Dividends paid	(4,242,608)	(3,598,449)
Net cash provided by (used in) financing activities of continuing operations	(8,048,577)	6,923,151

DISCONTINUED OPERATIONS
Operating cash flows	1,907,389	1,028,772
Investing cash flows	(346,220)	(338,827)
Financing cash flows	53,892	(134,552)
Net cash provided by discontinued operations	1,615,061	555,393

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,637,763)	8,062,551
Cash and cash equivalents, beginning of period	12,741,197	3,202,643

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,103,434	$11,265,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,842,202	$1,930,773
Cash refunded for income taxes, net	6,025	(14,688)

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under build-to-suit agreement	$4,148,469	$-
Restricted cash received from customer as security deposit	949,540	-
Capital expenditures included in accounts payable	848,371	768,079
Accrued dividends	472,163	466,726
Assets acquired through trade-in	85,068	23,500
Assets acquired through debt	25,543	-
Capitalized interest	16,742	6,003
Customer relationships acquired from JDOG Marketing purchase	-	2,800,000
Shares issued to purchase JDOG Marketing	-	2,641,199
Contingent consideration issued to purchase JDOG Marketing	-	2,250,000
Goodwill acquired from JDOG Marketing purchase	-	2,101,744
Capital assets exchanged to settle payables	-	82,584
Note receivable effectively settled in JDOG Marketing acquisition	-	32,145
Plant, property and equipment acquired from JDOG Marketing purchase	-	21,600
Customer advances for construction moved to contribution in aid of construction	6,152	16,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Gas Natural Inc. (the “Company”) is a natural gas company with operations in six states. The Company’s primary operations are natural gas utility companies located throughout these states. The Company’s operations also include the marketing and production of natural gas. Along with its corporate level operations, these areas of operation represent the Company’s three main operating segments and are described below.

•	Natural Gas Operations	Annually distributes approximately 35 Bcf of natural gas to approximately 67,000 customers. The Company’s natural gas utility subsidiaries are Public Gas Company (Kentucky), Bangor Gas (Maine), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), Brainard Gas Corp. (Ohio), Northeast Ohio Natural Gas Corporation (Ohio), and Orwell Natural Gas Company (Ohio and Pennsylvania).

•	Marketing & Production	Annually markets approximately 1.5 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming, Ohio, and Pennsylvania through the Company’s EWR and GNR subsidiaries. The EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns an average 51% gross working interest (average 43% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Corporate & Other	Encompasses costs associated with business development and acquisitions, dispositions of subsidiary entities, results of discontinued operations, dividend income, recognized gains or losses from the sale of marketable securities, and activity from Lone Wolfe which serves as an insurance agent for the Company and other businesses in the energy industry.

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. A majority of the Company’s revenues are derived from its natural gas utility operations, making its revenue seasonal in nature. Therefore, the largest portion of the Company’s operating revenue is generated during the colder months when its sales volume increases considerably. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The effect of restricted stock awards equivalent to 322 and 14 shares for the three and nine months ended September 30, 2014 would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share. The effect of stock options equivalent to 1,012 shares for the three months ended September 30, 2013 would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share. There were no stock options that would have been anti-dilutive for the nine months ended September 30, 2013.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Change in Accounting Principle

In the second quarter of 2014, the Company changed the timing of its annual goodwill impairment testing. This change in accounting principle is viewed as preferable due to the Company’s accelerated filing status for it 2014 Annual Report on Form 10-K. Historically, the Company has used December 31st as its annual testing date. This has directly resulted in the Company filing its Annual Report on the 90th day of its fiscal year, the deadline for non-accelerated filers. Starting in 2014, the Company will use a testing date of October 1st. The Company believes that this change should provide the Company sufficient time to meet its new 75 day filing deadline for its 2014 Annual Report. The Company believes that retrospective application of this change in accounting policy would be impracticable because it requires: (1) assumptions about management's intentions over the last several years related to the business units being tested which cannot be independently substantiated and (2) significant estimates which cannot be distinguished objectively from those estimates that would have existed on the prior test dates and would have been available to the Company’s management at that time. Due to these factors, the Company will recognize this change in accounting principle on a prospective basis.

There have been no other material changes in the Company’s significant accounting policies during the nine months ended September 30, 2014 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the prior guidance of the reclassification of components of an entity to discontinued operations under U.S. GAAP. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The amendment also removes requirements relating to the cessation of operations, cash flows and significant continuing involvement with the discontinued component. This pronouncement is effective for annual and interim periods beginning after December 15, 2014 with early adoption permitted. This update it to be applied prospectively on components classified as held for after the adoption date. The Company has chosen to early adopt ASU 2014-08 effective September 30, 2014.

Note 2 – Discontinued Operations

On September 30, 2014, the Company’s Energy West Inc. subsidiary was in the final stages of negotiating a stock purchase agreement for the sale of all of the stock of its wholly-owned subsidiary Energy West Wyoming, Inc. (“EWW”) to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in the Company’s Natural Gas Operations segment. In conjunction, the Company’s subsidiary, Energy West Development, Inc., was also in the final stages of negotiating an asset purchase agreement for the sale of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. The Pipeline Assets have historically been included in the Company’s Pipeline Operations segment. The Company expects to close the transactions in approximately six to twelve months. The agreements for the sale of EWW and the Pipeline Assets were executed on October 10, 2014. See Note 17 – Subsequent Events for more information regarding these transactions.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon completion of the transactions, the Company’s marketing and production subsidiary, EWR, will continue to conduct some business with both EWW and Black Hills relating to the Pipeline Assets. EWW will continue to purchase natural gas from EWR under an established gas purchase agreement through the first quarter of 2017. Concurrently, EWR will continue to use EWW’s transmission system under a standing transportation agreement through the first quarter of 2017. Finally, EWR will continue to use the Pipeline Assets’ transmission systems under a standing transportation agreement through October 2017.These transactions are a continuation of transactions that were conducted prior to the sales EWW and the Pipeline Assets and had been eliminated through the consolidation process.

The following table shows revenue and income from discontinued operations associated with EWW and the Pipeline Assets for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Energy West Wyoming revenues	$1,644,296	$1,457,619	$6,891,206	$5,869,145
Shoshone & Glacier Pipeline revenues	97,195	99,290	294,071	302,609

Pretax income (loss) from discontinued operations
Energy West Wyoming	$5,763	$(18,991)	$775,630	$776,091
Shoshone & Glacier Pipeline	66,209	63,909	191,745	186,801
Other discontinued operations	(4,437)	(194,468)	(42,205)	(364,739)
Total pre-tax income	$67,535	$(149,550)	$925,170	$598,153
Income tax expense (benefit)	(32,710)	(4,742)	(343,518)	(196,091)
Income (loss) from discontiuned operations, net of tax	$34,825	$(154,292)	$581,652	$402,062

Basic and diluted income (loss) from discontiuned operations per share
Energy West Wyoming	$0.00	$(0.01)	$0.05	$0.06
Shoshone & Glacier Pipeline	0.01	0.01	0.01	0.01
Other discontinued operations	0.00	(0.02)	(0.01)	(0.02)
Total	$0.01	$(0.02)	$0.05	$0.05

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the major classes of assets and liabilities included in the sale of EWW and the Pipeline Assets.

	September 30,	December 31,
	2014	2013

Current Assets:
Cash and cash equivalents	$35,113	$406,184
Accounts receivable, net	543,162	971,308
Unbilled gas	164,608	557,498
Inventory	372,408	748,482
Prepayments and other	91,784	94,271
Recoverable cost of gas	852,988	88,318
Total current assets	2,060,063	2,866,061

Non-Current Assets:
Property, plant & equipment, net	8,787,287	8,932,641
Regulatory asset - income taxes	155,826	155,826
Other assets	33,318	43,524
Total non-current assets	8,976,431	9,131,991
Total assets	$11,036,494	$11,998,052

Current Liabilities:
Checks in excess of amounts on deposit	$-	$1,192
Accounts payable	114,973	51,278
Accrued liabilities	406,926	429,430
Other current assets	63,010	17,729
Total current liabilities	584,909	499,629

Non-Current Liabilities:
Customer advances for construction	31,815	29,405
Total liabilities	$616,724	$529,034

Note 3 – Acquisitions

On June 1, 2013, the Company and its wholly-owned Ohio subsidiary, GNR, completed the acquisition of substantially all of the assets and certain liabilities of JDOG Marketing, an Ohio company engaged in the marketing of natural gas. The Osborne Trust is the majority owner of JDOG Marketing. Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, is the sole trustee of the Osborne Trust. The Company believes the natural gas marketing business complements its existing natural gas distribution business in Ohio. In addition, it currently conducts natural gas marketing in Montana and Wyoming, which the Company believes allowed it to integrate the Ohio marketing operations into Gas Natural with minimal increases in staff or overhead. Costs related to this acquisition totaled $0.6 million and were expensed as incurred.

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

Earn-out payments are to be settled annually in validly issued, fully paid and non-assessable shares of the Company’s common stock. The share price to be used to determine the number of shares to be issued for each earn-out payment will be the average closing price of Gas Natural’s common stock for the 20 trading days preceding issuance of Gas Natural’s common stock for such earn-out payment. The Company estimated the acquisition date fair value of this liability to be $2,250,000, of which $669,396 was classified as current. The fair value of this liability is remeasured on a recurring basis. The Company’s current estimate of the total liability was $ 682,000 at September 30, 2014. See Note 4– Fair Value Measurements for details regarding this valuation. The Company calculated a first year earn-out payment of $671,638 as its best estimate for financial reporting purposes and this amount is included in the Contingent consideration, current portion line of the Company’s Condensed Consolidated Balance Sheet. The Company does not believe an earn-out payment is due to JDOG Marketing as a result of payments made by the Ohio utilities to JDOG Marketing during 2013 that were disallowed by the PUCO. Mr. Osborne believes that JDOG Marketing is entitled to the earn-out. Mr. Osborne and JDOG Marketing have filed a suit against the Company for the earn-out payment. See Note 15 – Commitments and Contingencies for more information.

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

The results of GNR are included in the Company’s Marketing and Production Operations reporting segment. For the three and nine months ended September 30, 2014, GNR contributed $0.6 million and $3.1 million to the Company’s revenues, respectively, and income of $8,900 and loss of $23,179 to the Company’s net income, respectively. For the three and nine months ended September 30, 2013, GNR contributed $0.5 million and $0.8 million to the Company’s revenues and losses of $47,399 and $16,632 to the Company’s net income.

Historically, the Company has been a party to transactions with JDOG Marketing primarily for the purchase of natural gas. In addition to these purchases, the Company also had a note receivable outstanding from JDOG Marketing and an operating lease agreement. Both of these relationships were effectively settled with the completion of the transaction. See Note 14 – Related Party Transactions for more information regarding the Company’s transactions with JDOG Marketing prior to the acquisition.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total

ASSETS:
Commodity swap contracts	$-	$8,419	$-	$8,419

LIABILITIES:
Contingent consideration	$-	$-	$682,000	$682,000

	December 31, 2013
	Level 1	Level 2	Level 3	Total

ASSETS:
Common stock	$406,134	$-	$-	$406,134

LIABILITIES:
Contingent consideration	$-	$-	$685,000	$685,000

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

The contingent consideration liability categorized in level 3 of the fair value hierarchy arose as a result of the JDOG Marketing acquisition in June 2013. See Note 3 – Acquisitions for more information regarding this liability.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Contingent Consideration

Opening balance December 31, 2013	$685,000

Transfers into level 3	-
Transfers out of level 3	-
Total (gains) losses for period:
Included in net income	(3,000)
Included in other comprehensive income	-
Purchases	-
Sales	-
Settlements	-
Issuances	-

Closing balance September 30, 2014	$682,000

The following table summarizes quantitative information used in determining the fair value of the Company’s liabilities categorized in level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measures

	Fair Value at September 30, 2014	Valuation Techniques	Unobservable Input	Range
Contingent Consideration	$682,000	Monte Carlo analysis	Forecasted annual EBITDA	0.4 to 0.6 million
			Weighted avg cost of capital	14.5% to 14.5%
			U.S. Treasury yields	0.2% to 1.2%

		Discounted cash flow	U.S. Treasury yields	0.2% to 1.2%
			Credit spread	2.0% to 2.5%

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

Note 5 – Marketable Securities

The Company’s marketable securities consisted only of common stock classified as available-for-sale securities. During the three months ended September 30, 2014, the Company sold all of its available-for-sale securities. The Company received $0.5 million in proceeds which resulted in a gain on sale of approximately $0.2 million. All unrealized gains and losses on these securities have been included in Other comprehensive income on the Company’s Condensed Consolidated Statement of Comprehensive Income net of tax. An unrealized gain of approximately $0.1 million, net of tax, was reclassified from Other comprehensive income to a component of Net income during the period as a result of the sale. This amount represented the complete cumulative net unrealized gain on these securities.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of available-for-sale securities owned by the Company at December 31, 2013:

	December 31, 2013
	Investment	Unrealized	Unrealized	Estimated
	at cost	gains	losses	fair value

Common stock	$238,504	$167,630	$-	$406,134

Note 6 – Derivative Financial Instruments

The Company has entered into commodity swap contracts in order to reduce the commodity price risk related to natural gas prices during the winter months. These commodity swap contracts set a fixed price that the Company will ultimately pay for quantities of natural gas specified in the contracts. FASB ASC 815-10 requires that an entity recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. These commodity swaps contracts are not designated as hedging instruments under this authoritative guidance.

The following table summarizes the commodity swap contracts entered into by the Company as of September 30, 2014. The Company will pay the price for the volumes denoted in the table below and will receive from a counterparty the CIG – Rockies IFERC market price for these volumes, settled monthly.

Product	Type	Contract Period	Volume	Price per MMBtu

CIG - Rockies - IFERC Natural Gas	Swap	11/01/14 - 3/31/15	500 MMBtu/Day	$3.980
CIG - Rockies - IFERC Natural Gas	Swap	11/01/14 - 3/31/15	500 MMBtu/Day	$4.075

The table below summarizes the amount of gain recognized as a component of Net income from the contracts.

Unrealized gain (loss) on derivative instruments not designated as hedging instruments	Location of Gain recognized in Net Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013

Commodity swap contracts	Other income, net	$8,419	$-	$8,419	$-

The table below shows the line item in the Company’s Condensed Consolidated Balance Sheets where the fair value of the commodity swap contracts is included.

Fair Value of Derivative Instruments

	Asset Derivatives
		September 30,	December 31,
	Balance Sheet Location	2014	2013

Derivatives not designated as hedging instruments

Commodity swap contracts	Derivative instruments	$8,419	$-

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Regulatory Assets

On June 27, 2014, the Company’s Frontier Natural Gas subsidiary entered into a stipulation with the Public Staff of the North Carolina Utilities Commission (Docket No G-40, Sub 124), in which the subsidiary agreed, among other items, to reclassify $2.5 million from its deferred gas cost account to a regulatory asset account. This amount represents a portion of deferred expenses related to the subsidiary’s January and February 2014 gas purchases. The stipulation calls for amortization of this amount as operating expense over a five year period beginning July 1, 2014. Under the stipulation, the Public Staff agreed to not request a change in Frontier Natural Gas’s base margin rates, exclusive of cost of gas, for the same five-year period. The unamortized balance of this regulatory asset was $2.3 million and is reflected in the balance of the Company’s Deferred costs regulatory asset line item on its Condensed Consolidated Balance Sheet dated September 30, 2014.

Note 8 – Build to Suit Lease

In April 2014, with the approval of its creditors, the Company entered into a build-to-suit lease agreement for its new enterprise resource planning (“ERP”) system. The Company has determined that during the application development stage it possesses substantially all of the project’s risk and as such should be considered the owner of the asset during this period. The Company has recorded a $4.6 million asset included in Property, plant and equipment and a $4.1 million liability included in the Build-to-suit liability line items on its Condensed Consolidated Balance Sheet dated September 30, 2014 related to this project. Upon completion of the ERP project, the Company will assess whether the lease qualifies for sales recognition under sale-leaseback accounting guidance.

Note 9 – Restricted Cash

At September 30, 2014 and December 31, 2013, the Company maintained a restricted cash balance of $1.9 million and $1.1 million, respectively. Of these amounts, $0.9 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively, are related to the Company’s Sun Life debt covenants. See the Sun Life Debt Covenant section of Note 10 – Credit Facilities and Long-Term Debt for more information regarding these restricted funds. The remaining $0.9 million at September 30, 2014 is related to a deposit paid in the first quarter of 2014 to Bangor Gas, a subsidiary of the Company, by Verso Bucksport Power LLC (“Verso”) as a required condition connected to H.Q. Energy Services (U.S.) Inc. transferring to Verso its rights under a gas transportation service agreement with Bangor Gas. Bangor Gas is restricted from using these funds unless and until a default under this agreement has occurred. This deposit will be refunded to Verso at the termination of the gas transportation service agreement.

Note 10 – Credit Facilities and Long-Term Debt

Line of Credit

The Company has a revolving credit facility with the Bank of America with a maximum borrowing capacity of $30.0 million due April 1, 2017. This revolving credit facility includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $24.1 million and $24.5 million at September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014 and 2013, interest expense related to the line of credit was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2014 and 2013, interest expense related to the line of credit was $0.4 million and $0.4 million, respectively. The weighted average interest rate for the revolving credit facility was 2.5% and 3.3%, for the three months ended September 30, 2014 and 2013, respectively. The weighted average interest rate for the revolving credit facility was 2.4% and 3.3%, for the nine months ended September 30, 2014 and 2013, respectively.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

The following table details the Company’s outstanding long-term debt balances at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013

LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	$9,000,000	$9,375,000
6.16%, Allstate/CUNA Senior unsecured notes, due June 29, 2017	13,000,000	13,000,000
5.38%, Sun Life fixed rate note, due June 1, 2017	15,334,000	15,334,000
LIBOR plus 3.85%, Sun Life floating rate note, due May 3, 2014	-	3,000,000
4.15% Sun Life senior secured guaranteed note, due June 1, 2017	2,989,552	2,989,552
Vehicle & equipment financing loans	75,031	2,190
Total notes payable	40,398,583	43,700,742
Less: current portion	542,156	3,502,190
Notes payable, long-term portion	$39,856,427	$40,198,552

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

Sun Life

The Sun Life covenants restrict certain cash balances and require two main types of debt service reserve accounts to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve accounts was $0.9 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively, and is included in restricted cash on the Company’s Consolidated Balance Sheets. The debt service reserve accounts cannot be used for operating cash needs.

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

Note 11 – Stock Compensation

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

On July 21, 2014, in conjunction with his employment agreement, the Company granted 5,000 shares of restricted stock to Gregory J. Osborne, the Company’s chief executive officer. These shares had a grant date fair value of $58,000 and will vest ratably through July 21, 2017. During the vesting period, each restricted share has the same rights to dividend distributions and voting as any other common share of the Company.

2012 Non-Employee Director Stock Award Plan

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. The number of shares authorized for issuance under the plan is 250,000. As of September 30, 2014, no shares had been issued under the plan.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2002 Stock Option Plan

The Energy West Incorporated 2002 Stock Option Plan (the "Option Plan") expired on October 4, 2012 and provided for the issuance of up to 300,000 options to purchase the Company’s common stock to be issued to certain key employees. Pursuant to the Option Plan, the options vest over four to five years and are exercisable over a five to ten-year period from date of issuance. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model.

A summary of the status of outstanding stock options under the plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding December 31, 2013	5,000	$8.44	$-
Granted	-
Exercised	(5,000)	$8.44
Expired	-
Outstanding September 30, 2014	-	$-	$-
Exercisable September 30, 2014	-	$-	$-

Note 12 – Employee Benefit Plans

The Company has a defined contribution plan (the "401k Plan") which covers substantially all of its employees. The plan provides for an annual contribution of 3% of salaries, with a discretionary contribution of up to an additional 3%. The expense related to the 401k Plan for the three months ended September 30, 2014 and 2013 was $115,297 and $108,950, respectively. The expense related to the 401k Plan for the nine months ended September 30, 2014 and 2013 was $376,123 and $306,467, respectively.

The Company makes matching contributions in the form of Company common stock equal to 10% of each participant’s elective deferrals in the 401k Plan. For the three months ended September 30, 2014 and 2013, the Company contributed shares of common stock valued at $15,954 and $14,475, respectively. For the nine months ended September 30, 2014 and 2013, the Company contributed shares of common stock valued at $41,104 and $41,912, respectively. In addition, a portion of the 401k Plan consists of an Employee Stock Ownership Plan ("ESOP") that covers most employees. The ESOP receives contributions of common stock from the Company each year as determined by the Board of Directors. For the nine months ended September 31, 2014 and 2013, the Company made no contributions.

The Company has sponsored a defined postretirement health plan (the "Retiree Health Plan") providing health and life insurance benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of September 30, 2014 and December 31, 2013, the value of plan assets was $137,318 and $155,750, respectively. The assets remaining in the trust will be used to fund the plan until the assets are exhausted.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Tax expense at statutory rate of 34%	$(834,880)	$(671,409)	$1,140,627	$1,763,512
State income tax, net of Federal tax expense	(82,641)	(80,135)	112,905	210,480
Amortization of deferred investment tax credits	(5,265)	(5,265)	(15,794)	(15,794)
Adjustment to tax return filed	(70,734)	(110,150)	(29,820)	(110,150)
Other	17,183	14,284	36,187	-

Total income tax expense (benefit)	(976,337)	(852,675)	1,244,105	1,848,048
Less: Income tax benefit from discontinued operations	32,157	(67,540)	342,964	123,809

Income tax expense (benefit) from continuing operations	$(1,008,494)	$(785,135)	$901,141	$1,724,239

The “Adjustment to tax return filed” line above for the nine months ended September 30, 2014 includes an income tax adjustment of $40,941 related to the correction of income tax items related to 2012 recorded during the nine months ended September 30, 2014 and an income tax benefit of $70,734 related to the correction of income tax items related to 2013 recorded during the three months ended September 30, 2014.

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three and nine months ended September 30, 2014 and 2013.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of September 30, 2014 and December 31, 2013, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the three and nine months ended September 30, 2014 and 2013, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2010 for federal and state returns remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 14 – Related Party Transactions

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

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, at September 30, 2014 and December 31, 2013. These amounts are presented on the Condensed Consolidated Balance Sheet as Related parties under Accounts receivable and Accounts payable.

	Accounts Receivable		Accounts Payable
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013

Cobra Pipeline	$178,596	$131,208	$-	$76,909
Orwell Trumbell Pipeline	-	-	-	122,693
Great Plains Exploration	7,670	7,033	9	73,983
Big Oats Oil Field Supply	5,190	4,945	-	179,447
John D. Oil and Gas Company	96	91	-	82,188
OsAir	17,152	-	-	12,979
Other	11,214	2,948	-	11,734
Total related party balances	219,918	146,225	9	559,933
Less amounts included in discontinued operations	-	-	-	-
Total related party balances included in continuing operations	$219,918	$146,225	$9	$559,933

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$154,871	$-	$6,000	$-	$-
Orwell Trumbell Pipeline	46,125	-	-	140	35,549
Great Plains Exploration	120,707	-	-	599	1,700
Big Oats Oil Field Supply	-	-	-	29	-
John D. Oil and Gas Company	135,237	-	-	144	6,323
OsAir	32,984	-	-	44	17,079
Lake Shore Gas	-	-	-	-	-
Other	13,839	-	-	2,839	100
Total	$503,763	$-	$6,000	$3,795	$60,751

	Three Months Ended September 30, 2013
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Management and Other Sales

Cobra Pipeline	$227,381	$-	$-	$70,635	$218
Orwell Trumbell Pipeline	51,621	-	-	115	31,582
Great Plains Exploration	189,991	-	1,341	669	1,500
Big Oats Oil Field Supply	-	603,360	161,597	78	800
John D. Oil and Gas Company	186,921	-	-	143	6,333
OsAir	51,891	-	7,198	139	22,910
Other	21,053	-	15,285	1,131	396
Total	$728,858	$603,360	$185,421	$72,910	$63,739

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$864,118	$-	$14,000	$104,623	$13,400
Orwell Trumbell Pipeline	562,728	-	-	1,595	37,124
Great Plains Exploration	611,187	-	-	12,735	4,700
Big Oats Oil Field Supply	-	254,752	93,741	4,482	850
John D. Oil and Gas Company	737,522	-	-	431	35,473
OsAir	176,116	-	6,001	2,889	39,945
Lake Shore Gas	162,360	-	-	-	-
Other	76,281	-	22,808	21,065	1,676
Total	$3,190,312	$254,752	$136,550	$147,820	$133,168

	Nine Months Ended September 30, 2013
	Natural Gas Purchases	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Management and Other Sales

John D. Oil and Gas Marketing	$952,899	$-	$7,271	$5,470	$-
Cobra Pipeline	737,252	-	-	115,116	243
Orwell Trumbell Pipeline	469,661	-	-	10,883	31,883
Great Plains Exploration	506,716	854	1,341	13,348	31,809
Big Oats Oil Field Supply	-	2,081,043	465,269	2,824	925
John D. Oil and Gas Company	554,466	5,976	-	286	20,923
OsAir	182,871	-	87,671	762	54,378
Other	55,452	854	45,296	19,554	46,411
Total	$3,459,317	$2,088,727	$606,848	$168,243	$186,572

At September 30, 2014, the Company accrued a liability of $69,253 due to companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for natural gas used through that date not yet invoiced. The related expense is included in the gas purchased line item in the accompanying Statements of Comprehensive Income.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company had related party natural gas imbalances of $383,648 and $151,780 at September 30, 2014 and December 31, 2013, respectively, which were included in the Company’s Natural gas inventory balance. These amounts represent quantities of natural gas due to the Company from natural gas transportation companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer.

Note 15 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

Richard M. Osborne Suits

On June 13, 2014, Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, filed a lawsuit against the Company and the Company’s corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne seeks an order requiring the Company to provide him with “the minutes and any corporate resolutions for the past five years.” The Company has provided Mr. Osborne with all the board minutes he requested that have been approved by the board. On October 29, 2014, Mr. Osborne filed an amended complaint in this matter demanding minutes of the committees of the board of directors and additional board minutes which he claims he is entitled to receive. Mr. Osborne has also filed requests for discovery in this lawsuit.

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

Mr. Osborne dismissed the lawsuit above on July 15, 2014 without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014 against Gas Natural and the Company’s board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earnout amount associated with Gas Natural’s purchase of assets from John D. Marketing, (2) alleges that the board of directors has breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order Gas Natural to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties are currently conducting discovery in this lawsuit. Gas Natural believes that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

As disclosed above, on June 26, 2014, Mr. Osborne filed a lawsuit against the Company in the Court of Common Pleas in Lake County, Ohio. In the lawsuit, Mr. Osborne sought injunctive relief delaying the 2014 annual meeting scheduled to take place on July 30, 2014. While that suit was pending, on July 9, 2014, Mr. Osborne mailed the first of several letters to the Company’s shareholders, criticizing the Company’s board and seeking shareholder’s support in replacing them. On July 15, 2014, Mr. Osborne dismissed without prejudice his Lake County lawsuit, but he refiled it on July 28, 2014. He did not again seek to enjoin the annual shareholder meeting, which occurred as scheduled two days later. Instead, he requests in his complaint that the Lake County court void the election of directors at the July 30 meeting and order the Company to conduct another shareholder meeting for the purpose of electing directors no later than February 2015. Mr. Osborne’s refiled lawsuit remains pending. Mr. Osborne wrote two additional letters, dated August 12, 2014 and September 9, 2014, which he mailed to the Company’s shareholders in mid-September. In the letters Mr. Osborne continued to criticize the Company’s board and management.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mr. Osborne did not file his letters with the Securities and Exchange Commission and the Company believes that his letters violated Section 14(a) of the Securities Exchange Act and related regulations that require shareholder solicitations to be filed with the SEC. On October 2, 2014, Gas Natural filed a suit against Mr. Osborne captioned “Gas Natural Inc. v. Richard M. Osborne” in the United States District Court Northern District of Ohio (Case No. 1:14-cv-2181). In this case the Company sought to enjoin Mr. Osborne from sending additional letters to the Company’s shareholders without complying with applicable Federal securities laws. The court held a hearing on October 8, 2014 and the judge granted the injunction, requiring Mr. Osborne to file with the SEC any letters he writes to shareholders so long as his action in Lake County seeking to invalidate the July 30 meeting is pending. Mr. Osborne has appealed the ruling. The Company believes his appeal is wholly without merit and will vigorously contest it.

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

Gas Natural and the other defendants filed a motion to dismiss the consolidated action in its entirety on May 8, 2014. The motion to dismiss was based on, among other things, the failure of the plaintiffs to make demand on Gas Natural’s board of directors to address the alleged wrongdoing prior to filing their lawsuits and the failure to state viable claims against various individual defendants. Richard Osborne, individually, is now represented by counsel independent of all other defendants in the case and submitted a filing in support of the motion to dismiss on his own behalf.

On September 24, 2014, the magistrate judge assigned to the case issued a report and recommendation in response to the motion to dismiss. The magistrate judge recommended that the plaintiffs’ claims against the individual defendants with respect to the “unjust enrichment” allegation in the complaint be dismissed. The magistrate judge recommended that all other portions of the motion to dismiss be denied. The report and recommendation, the objections filed by the defendants, and the responses from the plaintiffs will all be reviewed by the trial judge assigned to the case who will then either adopt the report and recommendation in full, reject it in full, or adopt in part and modify in part.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Special Committee of the Board Investigation

On March 26, 2014, the board of directors formed a special committee comprised of three independent directors to investigate the allegations contained in a letter received from one of our shareholders. The letter demands that the board take legal action to remedy alleged breaches of fiduciary duties by the board and certain of our executive officers in connection with the Order and Opinion issued by the PUCO on November 13, 2013. The special committee has the power to retain any advisors, including legal counsel and accounting, financial and regulatory advisors, that the committee determines to be appropriate to carry out its responsibilities in connection with its investigation. The special committee has retained legal counsel and financial and regulatory advisors and is in the process of investigating and evaluating the allegations in order to determine the position Gas Natural will take with respect to the letter. Although the Company believes that insurance proceeds are available for a portion of the cost of the investigation, the Company will incur costs and expenses related to the investigation that are not covered by insurance which may be substantial.

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

On November 13, 2013, the PUCO issued an Opinion and Order in the NEO and Orwell GCR cases; case numbers 12-209-GA-GCR and 12-212-GA-GCR. The Order concluded that adjustments to NEO and Orwell’s GCRs were appropriate in the amounts of $0.8 million and $0.2 million, respectively. These adjustments represent disallowed agent fees paid by NEO and Orwell to JDOG Marketing for natural gas procurement, disallowed processing and treatment fees paid by NEO to Cobra for NEO’s natural gas supply being delivered through Cobra’s pipeline, and certain excess costs associated with local production gas purchased by NEO and Orwell from JDOG Marketing. Both JDOG Marketing and Cobra were companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, during the periods covered by these audits. These adjustments will be paid back to NEO and Orwell’s customers through July of 2015. The balance of these adjustments for NEO and Orwell at September 30, 2014 was $0.7 million and $0.2 million, respectively. The balance of these adjustments for NEO and Orwell at December 31, 2013 was $0.8 million and $0.2 million respectively.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the GCR adjustments, the PUCO ordered an investigative audit to be conducted of NEO, Orwell and all affiliated and related companies. These audits will examine the companies’ corporate separation and management structures, internal regulatory and financial controls, compensation systems, gas purchasing transactions and practices related to GCR calculations, and financial and accounting statements filed with regulatory agencies. The final results of these audits are to be reported to the PUCO by January 5, 2015. The PUCO capped the cost for the audit at $200,000 and provided for an additional $50,000 in fees for the preparation and presentation of expert testimony. These costs associated with the audit will be the responsibility of the Company.

After the November 13, 2013 PUCO Opinion and Order, the Company examined NEO and Orwell’s GCRs for the periods immediately following the companies’ audit periods. The Company calculated that a total liability, including the adjustments from the Opinion and Order, to its NEO and Orwell customers to be in the range of $1.5 million to $1.9 million. As a result, the Company accrued an additional $0.3 million in the fourth quarter of 2013 to increase its initial estimated liability to $1.5 million. The Company believes that this amount continues to be the best estimate to resolve this matter. New information may cause the Company to materially change this estimate in future periods. This amount is included as a reduction of the Recoverable cost of gas purchases line item on the accompanying Condensed Consolidated Balance Sheets.

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

Note 16 – Operating Segments

The Company classifies its operating segments to provide investors with a view of the business through management’s eyes. Historically, the Company has primarily separated its state regulated utility businesses from its non-regulated marketing and production business, and pipeline business. As of September 30, 2014, the Company has classified the operations of its Energy West Wyoming subsidiary and its Shoshone & Glacier pipeline assets as discontinued operations. As such, these components have been eliminated from the results of operation and financial position of the Natural Gas Operations and Pipeline Operations segments and presented as discontinued operations under Corporate & Other. This has effectively eliminated the Company’s Pipeline Operations segment. See Note 2- Discontinued Operations for more information regarding this treatment. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable and payable, equity, and subsidiary investments.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, and corporate & other operations.

Three Months Ended September 30, 2014

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$12,544,151	$2,134,914	$-	$14,679,065
Intersegment elimination	(1,453)	(1,062,641)	-	(1,064,094)
Total operating revenue	12,542,698	1,072,273	-	13,614,971

COST OF SALES	5,740,883	1,923,541	-	7,664,424
Intersegment elimination	(1,453)	(1,062,641)	-	(1,064,094)
Total cost of sales	5,739,430	860,900	-	6,600,330

GROSS MARGIN	$6,803,268	$211,373	$-	$7,014,641

OPERATING EXPENSES	8,146,216	372,682	873,202	9,392,100
Intersegment elimination	(26,571)	-	-	(26,571)
Total operating expenses	8,119,645	372,682	873,202	9,365,529

OPERATING INCOME (LOSS)	$(1,316,377)	$(161,309)	$(873,202)	$(2,350,888)

DISCONTINUED OPERATIONS	$-	$-	$34,825	$34,825

NET INCOME (LOSS)	$(879,952)	$(108,248)	$(491,544)	$(1,479,744)

Three Months Ended September 30, 2013

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$11,502,306	$4,036,248	$-	$15,538,554
Intersegment elimination	(2,143)	(1,919,083)	-	(1,921,226)
Total operating revenue	11,500,163	2,117,165	-	13,617,328

COST OF SALES	4,683,408	3,620,637	-	8,304,045
Intersegment elimination	(2,143)	(1,919,083)	-	(1,921,226)
Total cost of sales	4,681,265	1,701,554	-	6,382,819

GROSS MARGIN	$6,818,898	$415,611	$-	$7,234,509

OPERATING EXPENSES	7,304,083	604,673	392,044	8,300,800
Intersegment elimination	(25,185)	-	-	(25,185)
Total operating expenses	7,278,898	604,673	392,044	8,275,615

OPERATING INCOME (LOSS)	$(460,000)	$(189,062)	$(392,044)	$(1,041,106)

DISCONTINUED OPERATIONS	$-	$-	$(154,292)	$(154,292)

NET INCOME (LOSS)	$(440,255)	$(129,525)	$(434,558)	$(1,004,338)

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$88,343,864	$13,136,479	$-	$101,480,343
Intersegment elimination	(16,798)	(5,851,936)	-	(5,868,734)
Total operating revenue	88,327,066	7,284,543	-	95,611,609

COST OF SALES	56,274,466	12,389,959	-	68,664,425
Intersegment elimination	(16,798)	(5,851,936)	-	(5,868,734)
Total cost of sales	56,257,668	6,538,023	-	62,795,691

GROSS MARGIN	$32,069,398	$746,520	$-	$32,815,918

OPERATING EXPENSES	24,301,048	2,156,684	2,464,547	28,922,279
Intersegment elimination	(77,561)	-	-	(77,561)
Total operating expenses	24,223,487	2,156,684	2,464,547	28,844,718

OPERATING INCOME (LOSS)	$7,845,911	$(1,410,164)	$(2,464,547)	$3,971,200

DISCONTINUED OPERATIONS	$-	$-	$581,652	$581,652

NET INCOME (LOSS)	$4,189,646	$(936,885)	$(1,142,632)	$2,110,129

Nine Months Ended September 30, 2013

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$64,797,098	$13,852,389	$-	$78,649,487
Intersegment elimination	(17,502)	(5,517,763)	-	(5,535,265)
Total operating revenue	64,779,596	8,334,626	-	73,114,222

COST OF SALES	36,443,585	12,312,274	-	48,755,859
Intersegment elimination	(17,502)	(5,517,763)	-	(5,535,265)
Total cost of sales	36,426,083	6,794,511	-	43,220,594

GROSS MARGIN	$28,353,513	$1,540,115	$-	$29,893,628

OPERATING EXPENSES	21,114,497	1,109,762	1,046,918	23,271,177
Intersegment elimination	(71,414)	-	-	(71,414)
Total operating expenses	21,043,083	1,109,762	1,046,918	23,199,763

OPERATING INCOME (LOSS)	$7,310,430	$430,353	$(1,046,918)	$6,693,865

DISCONTINUED OPERATIONS	$-	$-	$402,062	$402,062

NET INCOME (LOSS)	$3,787,103	$297,808	$(628,442)	$3,456,469

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the Company’s assets by operating segment.

September 30, 2014	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

Investment in unconsolidated affiliate	$-	$350,748	$-	$350,748
Goodwill	14,891,377	1,376,000	-	16,267,377

Total assets	$193,413,912	$7,963,197	$94,147,121	$295,524,230
Intersegment eliminations	(65,360,265)	(2,903,865)	(28,637,733)	(96,901,863)
Total assets	$128,053,647	$5,059,332	$65,509,388	$198,622,367

December 31, 2013	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

Investment in unconsolidated affiliate	$-	$351,724	$-	$351,724
Goodwill	14,891,377	1,376,000	-	16,267,377

Total assets	$184,097,483	$11,633,544	$94,981,858	$290,712,885
Intersegment eliminations	(53,772,095)	(3,678,311)	(29,518,864)	(86,969,270)
Total assets	$130,325,388	$7,955,233	$65,462,994	$203,743,615

Note 17 – Subsequent Events

Dividends

On October 1, 2014, the Company declared a dividend of $0.045 per share that is payable to shareholders of record on October 15, 2014. There were a total of 10,492,511 shares outstanding and participating securities on October 15, 2014 resulting in a total dividend of $472,163 which was paid to shareholders on November 1, 2014.

Sale of Energy West Wyoming and Shoshone & Glacier Pipelines

On October 10, 2014, the Company executed a stock purchase agreement for the sale of all of the stock of EWW to Cheyenne and an asset purchase agreement for the sale of the Pipeline Assets to Black Hills. The Company will receive approximately $15.8 million for the sale of EWW and approximately $1.2 million for the sale of the Pipeline Assets. These amounts are subject to adjustments based upon the working capital on the closing of the transaction and any amendments to the disclosure schedules to the agreement that result in losses to EWW or the Pipeline Assets.

The agreements contain customary representations, warranties, covenants and indemnification provisions. The consummation of the transactions depends upon the satisfaction or waiver of a number of customary closing conditions, the receipt of regulatory approvals and the consent of certain of the Company’s lenders. In addition, Cheyenne and Black Hills have the right to terminate the agreements in the event that the amendments to the disclosure schedules to the purchase agreements are reasonably likely to result in losses to EWW and the Pipeline Assets, collectively, in excess of $750,000.

The Company expects to close the transactions in approximately six to twelve months but there can be no assurances that the transactions will be completed on the proposed terms or at all. See Note 2 – Discontinued Operations for more information regarding these transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as "anticipates," "believes," "expects," "planned," "scheduled" or similar expressions and statements concerning our operating capital requirements, utilization of tax benefits, the outcome of litigation, our environmental remediation plans, and similar statements that are not historical are forward-looking statements that involve risks and uncertainties. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the Securities and Exchange Commission ("SEC") and our reports to shareholders, involve known and unknown risks and other factors that may cause our company's actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in seven states and serving approximately 67,000 customers. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas. Approximately 92% of our revenues in the three and nine months ended September 30, 2014 were derived from our natural gas utility operations. Due to the sale of Independence in November 2013, the Company’s propane operations were classified as discontinued operations. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence. Due to two purchase agreements executed on October 10, 2014, the Company’s pipeline operations and the operations of our Energy West Wyoming (Wyoming) subsidiary, historically included in the natural gas segment, have been classified as discontinued operations. See Item 1 – Financial Statements - Note 2 – Discontinued Operations for further detail regarding the discontinued operations. Our revenue is seasonal in nature; therefore, the largest portion of our operating revenue is generated during the colder months when our sales volumes increase considerably. The interim results on the accompanying condensed consolidated statement of comprehensive income are not indicative of the estimated results for a full fiscal year.

The following summarizes the critical events that impacted our results of operations during the three and nine months ended September 30, 2014:

•	Revenue increased significantly due primarily to the increase in the price paid for natural gas passed on to our customers. Customer growth and colder weather also contributed to the increase in revenue for the nine months ended September 30, 2014.

•	Gross margin increased due to customer growth in our North Carolina, Maine and Ohio markets and was amplified by colder weather throughout our service territories in the first quarter of 2014.

•	Our operating cash flow was significantly affected by amounts paid for gas cost in the first quarter of 2014. A portion of these costs will be recovered through rates over the remaining months of 2014.

•	General and administrative expenses include $1,056,000 in uncollectible accounts expense resulting from a ruling against our favor in a large industrial customer’s Chapter 11 bankruptcy proceeding. We had two administrative claims in this proceeding totaling $1,059,000, net of allowance for doubtful accounts of $1,421,000 as of December 31, 2013 and believed that collection was likely. In June 2014, our administrative claim on the customer was denied by the bankruptcy court, causing the claim to be considered that of an unsecured creditor. As such, we no longer believe we will collect any of the previously unreserved amounts and as a result we have written off the remaining balance of the receivable and recorded the expense in the results of our Marketing and Production operating segment. See Note 16 – Commitments and Contingencies for further detail.

•	Expenses for professional services related to increased regulatory proceedings and the hiring of new auditors in 2014 have caused general and administrative expenses to increase significantly for the three and nine month periods ended September 30, 2014 as compared to the same period in 2013.

•	On June 27, 2014, the Company’s Frontier subsidiary entered into a stipulation with the Public Staff - North Carolina Utilities Commission (Docket No G-40, Sub 124), in which Frontier agreed to, among other items, reclassify $2,450,000 from its deferred gas cost account to a regulatory asset account. This amount represents a portion of deferred expense related to Frontier’s January and February 2014 gas purchases. The stipulation calls for amortization of this amount as operating expense over a five year period beginning July 1, 2014. In addition, the parties agree there will be no change in Frontier’s margin rates for the same five year period. The result is a rate of return acceptable to both the Public Staff and the Company. The reclassification is reflected in the balances of the Company’s Recoverable costs of gas purchases and Deferred costs regulatory asset line items on its Condensed Consolidated Balance Sheet dated September 30, 2014.

Our financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing and Production Operations, and Corporate and Other.

RESULTS OF CONSOLIDATED OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2013. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Income from Discontinued Operations — The 2014 and 2013 results of our Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence. In addition, the 2014 and 2013 results of our Energy West Wyoming subsidiary, historically included in the Natural Gas Operations segment, and the results of our pipeline operations segment have also been classified as discontinued operations as a result of a sale agreement executed on October 10, 2014. See Item 1 – Financial Statements - Note 2 – Discontinued Operations for further detail. The Company’s income from discontinued operations for the three months ended September 30, 2014 was $35,000 or $0.00 per diluted share, compared to a net loss of $154,000 or $0.02 per diluted share for the three months ended September 30, 2013, an increase of $189,000. The income from discontinued operations of EWW and EWD increased by $1,000 for the three month period ended September 30, 2014 compared to the same period in 2013. The income from discontinued operations of Independence increased $188,000 to a loss of $17,000 for the three month period ended September 30, 2014 compared to a loss of $205,000 the same period in 2013.

Loss from Continuing Operations — Net loss for the three months ended September 30, 2014 was $1,515,000, or $0.14 per diluted share, compared to a net loss of $850,000 or $0.08 per diluted share for the three months ended September 30, 2013, an increase of $673,000. Net loss from our Natural Gas Operations segment increased by $440,000. Net loss from our Marketing & Production segment decreased by $21,000 to a loss of $108,000. Net loss from our Corporate & Other segment increased by $246,000 to a loss of $526,000.

Revenues — Revenues decreased by $2,000 to $13,615,000 for the three months ended September 30, 2014 compared to $13,617,000 for the same period in 2013. The decrease was primarily attributable to: (1) natural gas revenue increased $1,043,000 due to an increase in the price of natural gas in all of our markets passed through to our customers and increased sales volumes due to customer growth; offset by a (2) a decrease of $1,045,000 in revenue from our Marketing & Production segment primarily due to the loss of our LNG customer in April 2014.

Gross Margin — Gross margin decreased by $220,000 to $7,015,000 for the three months ended September 30, 2014 compared to $7,235,000 for the same period in 2013. Our Natural Gas Operations segment’s margins decreased $16,000, due to increased sales volumes from continued customer growth in Ohio, offset by decreased sales volumes in Maine and North Carolina due to the loss of a large transportation customer in Maine. Gross margin from our Marketing & Production segment decreased $204,000 primarily due to lower margin in our GNR subsidiary of $170,000 due to increased prices for gas purchased and lower sales prices needed to remain competitive.

Operating Expenses — Operating expenses, other than cost of sales, increased by $1,089,000 to $9,365,000 for the three months ended September 30, 2014 compared to $8,276,000 for the same period in 2013. Operating expenses from our Natural Gas Operations segment increased by $841,000 due to the following: (1) distribution, general and administrative expenses increased by $423,000 due to a) increases in professional fees related to increased regulatory proceedings in all of our markets and b) increases in allocations of corporate expenses related to the hiring of additional corporate personnel and new auditors in 2014; and (2) depreciation and amortization expense increased by $418,000 due to increased capital expenditures and the amortization of $122,000 of regulatory assets discussed in the Overview section above. Operating expenses in our Marketing & Production segment decreased by $232,000. In the 2013 period, GNR recorded a $215,000 unrealized holding loss related to the required quarterly revaluation of the contingent consideration liability from the earn-out provision in the JDOG Marketing purchase contract. Operating expenses in our Corporate & Other segment increased by $481,000 due to increased professional fees related to shareholder lawsuits and increases in allocations of corporate expenses related to the hiring of additional corporate personnel and new auditors in 2014.

Other Income, net — Other income, net increased by $103,000 to $409,000 for the three months ended September 30, 2014 compared to $306,000 for the same period in 2013 due primarily to increased service sales and increased interest income allowed on deferred gas costs in our North Carolina market. Our marketing and production segment recorded an $8,000 gain from mark to market valuation on its derivative assets as of September 30, 2014.

Gain on Sale of Marketable Securities — Gain on Sale of Marketable Securities increased by $183,000 in 2014, compared to $0 in 2013 due to the sale of all of our shares of Corning Natural Gas Corporation stock in August of 2014.

Acquisition Expense — Acquisition expense decreased by $88,000 to expense of $0 for the three months ended September 30, 2014 compared to expense of $88,000 for the same period in 2013.

Interest Expense — Interest expense decreased by $47,000 to $764,000 for the three months ended September 30, 2014 compared to $811,000 in 2013.

Income Tax Benefit — Income tax benefit increased by $223,000 to $1,008,000 for the three months ended September 30, 2014 compared to $785,000 for the same period in 2013 due primarily to the increase in pre-tax loss. Partially offsetting this is the reduction in the benefit related to the true-up’s to the prior year’s tax return as we recorded a benefit of $71,000 and $103,000 for the 2014 and 2013 periods, respectively. The Company’s effective tax rate decreased to 37.35% for the three months ended September 30, 2014 compared to 38.04% in the 2013 period.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Income from Discontinued Operations — The 2014 and 2013 results of our Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC for more information regarding the sale of Independence. In addition, the 2014 and 2013 results of our Energy West Wyoming subsidiary, historically included in the Natural Gas Operations segment, and the results of our pipeline operations segment have also been classified as discontinued operations as a result of a sale agreement executed on October 10, 2014. See Item 1 – Financial Statements - Note 2 – Discontinued Operations for further detail. The Company’s income from discontinued operations for the nine months ended September 30, 2014 was $582,000 or $0.06 per diluted share, compared to $402,000 or $0.04 per diluted share for the nine months ended September 30, 2013, an increase of $180,000. The increase is due primarily to the lack of operating activity of Independence in 2014.

Income from Continuing Operations — Net income for the nine months ended September 30, 2014 was $1,528,000, or $0.15 per diluted share, compared to $3,054,000 or $0.34 per diluted share for the nine months ended September 30, 2013, a decrease of $1,526,000. Net income from our Natural Gas Operations segment increased by $403,000 primarily due to colder weather and customer growth. Net loss from our Marketing & Production segment decreased by $1,235,000 primarily due to the bad debt expense resulting from the bankruptcy proceedings of a large industrial customer as discussed in Item 1 – Financial Statements - Note 15 – Commitments and Contingencies. Net loss from our Corporate & Other segment increased by $694,000 to a loss of $1,724,000 due to increases in operating expenses as discussed below.

Revenues — Revenues increased by $22,497,000 to $95,612,000 for the nine months ended September 30, 2014 compared to $73,114,000 for the same period in 2013. The increase was primarily attributable to: (1) a natural gas revenue increase of $23,547,000 due to an increase in the price of natural gas in all of our markets passed through to our customers and increased sales volumes due to customer growth and colder weather; and (2) a decrease of $1,050,000 in the revenue from our Marketing & Production segment. Revenue from our LNG business decreased by $3,198,000 due to the loss of our LNG customer to pipeline competition in April 2014. Revenue from our western marketing operations decreased by $239,000 due to lower sales volumes. Offsetting these is the increase in revenue from our GNR subsidiary of $2,296,000 and the revenue increase from our production operation of $91,000.

Gross Margin — Gross margin increased by $2,922,000 to $32,816,000 for the nine months ended September 30, 2014 compared to $29,894,000 for the same period in 2013. Our Natural Gas Operations segment’s margin increased $3,716,000, due to increased sales volumes from continued customer growth in Maine, North Carolina and Ohio amplified by colder weather in all our markets. Gross margin from our Marketing & Production segment decreased $794,000 primarily due to lower sales volumes in our existing marketing operation and the loss of our LNG customer to pipeline competition.

Operating Expenses — Operating expenses, other than cost of sales, increased by $5,645,000 to $28,845,000 for the nine months ended September 30, 2014 compared to $23,200,000 for the prior year period. Operating expenses from our Natural Gas Operations segment increased by $3,180,000 due to: (1) distribution, general and administrative expenses increased by $1,766,000 as a result of a) increases in professional fees related to increased regulatory proceedings in all of our markets and b) increases in allocations of corporate expenses related to the hiring of additional corporate personnel and new auditors in 2014; (2) depreciation and amortization expense increased by $1,029,000 due to increased capital expenditures and the amortization of $122,000 of regulatory assets discussed in the Overview section above; and (3) taxes other than income increased by $279,000 attributable to increased expenses for payroll, property and gross receipts taxes. Operating expenses in our Marketing & Production segment increased by $1,047,000 due primarily to the write-off of receivables from a large industrial customer that filed for Chapter 11 bankruptcy as explained in Item 1 – Financial Statements - Note 15 – Commitments and Contingencies. Operating expenses in our Corporate & Other segment increased by $1,418,000 due to increases in professional services due to various corporate lawsuits, , expense related to a director stock compensation award of $308,000, and the write-off of $197,000 of construction work in progress related to a software conversion project that was terminated.

Other Income, net — Other income, net decreased by $95,000 to income of $618,000 for the nine months ended September 30, 2014 compared to income of $713,000 for the same period in 2013. Interest income allowed on deferred gas costs in our North Carolina market resulted in a $164,000 increase to other income in the 2014 period. In addition, our marketing and production segment recorded an $8,000 gain from mark to market valuation on its derivative assets as of September 30, 2014. This increase to other income was offset by a decrease in service sales in the 2014 period of $116,000. Also, in the 2013 period, our marketing and production segment recorded a gain on the sale of compressed natural gas equipment of $154,000.

Gain on Sale of Marketable Securities — Gain on Sale of Marketable Securities increased by $183,000 in 2014, compared to $0 in 2013 due to the sale of all of our shares of Corning Natural Gas Corporation stock in August of 2014.

Acquisition Expense — Acquisition expense decreased by $220,000 to $7,000 for the nine months ended September 30, 2014 compared to $244,000 for the same period in 2013. The 2013 period included $227,000 related to the JDOG Marketing assets acquisition.

Interest Expense — Interest expense decreased by $45,000 to $2,334,000 for the nine months ended September 30, 2014 compared to $2,379,000 in 2013.

Income Tax Expense — Income tax expense decreased by $823,000 to $901,000 for the nine months ended September 30, 2014 compared to $1,724,000 for the same period in 2013. The decrease is primarily due to a decrease in pre-tax income. In the 2014 and 2013 periods, the Company recorded a true-up to the prior year’s tax return for a benefit of $71,000 and $103,000, respectively. The Company’s effective tax rate decreased to 37.35% for the three months ended September 30, 2014 compared to 38.04% in the 2013 period.

Net Income (Loss) by Segment and Service Area

The components of net income for the three and nine months ended September 30, 2014 and 2013 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013

Natural Gas Operations
Energy West Montana (MT)	$(132)	$(96)	$884	$816
Frontier Natural Gas (NC)	94	375	1,403	1,878
Bangor Gas (ME)	(90)	145	1,297	1,429
Ohio Companies (OH)	(677)	(798)	732	(250)
Public Gas (PGC)	(75)	(66)	(126)	(86)
Total Natural Gas Operations	(880)	(440)	4,190	3,787

Marketing & Production	(108)	(129)	(937)	297
Corporate & Other	(526)	(279)	(1,725)	(1,031)

Income (Loss) from Continuing Operations	(1,514)	(848)	1,528	3,053

Income (Loss) from Discontinued Operations
Propane Operations	(17)	(205)	(39)	(219)
Pipeline Operations	42	52	122	128
Energy West Wyoming (WY)	10	(1)	499	493

Consolidated Net Income (Loss)	$(1,479)	$(1,002)	$2,110	$3,455

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013

Natural Gas Operations
Operating revenues	$12,543	$11,500	$88,327	$64,779
Gas Purchased	5,739	4,681	56,258	36,426
Gross Margin	6,804	6,819	32,069	28,353
Operating expenses	8,120	7,279	24,223	21,043
Operating income (loss)	(1,316)	(460)	7,846	7,310
Other income	369	290	620	582
Income before interest and taxes	(947)	(170)	8,466	7,892
Interest expense	(586)	(665)	(1,895)	(1,930)
Income before income taxes	(1,533)	(835)	6,571	5,962
Income tax expense	653	395	(2,381)	(2,175)

Net Income (Loss)	$(880)	$(440)	$4,190	$3,787

Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013

Full Service Distribution Revenues
Residential	$4,149	$3,578	$37,552	$25,914
Commercial	5,702	5,235	40,473	29,428
Industrial	81	-	487	-
Other	16	22	56	28
Total full service distribution	9,948	8,835	78,568	55,370

Transportation	2,307	2,377	8,896	8,546
Bucksport	288	288	863	863

Total operating revenues	$12,543	$11,500	$88,327	$64,779

Utility Throughput

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million cubic feet (MMcf))	2014	2013	2014	2013

Full Service Distribution Revenues
Residential	355	291	3,662	2,960
Commercial	565	537	3,572	2,160
Industrial	-	-	-	-
Total full service distribution	920	828	7,234	5,120

Transportation	1,871	2,580	7,865	8,482
Bucksport	2,018	3,672	4,778	10,545

Total Volumes	4,809	7,080	19,877	24,147

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended		Percent Colder (Warmer)
		September 30,		2014 Compared to
	Normal	2014	2013	Normal	2013

Great Falls, MT	359	325	190	(9.47)%	71.05%
Cody, WY	305	294	161	(3.61)%	82.61%
Bangor, ME	230	235	249	2.17%	(5.62)%
Elkin, NC	88	63	67	(28.41)%	(5.97)%
Youngstown, OH	183	193	189	5.46%	2.12%
Jackson, KY	84	97	91	15.48%	6.59%

		Nine Months Ended		Percent Colder (Warmer)
		September 30,		2014 Compared to
	Normal	2014	2013	Normal	2013

Great Falls, MT	4,758	5,188	4,382	9.04%	18.39%
Cody, WY	4,679	4,712	4,291	0.71%	9.81%
Bangor, ME	4,784	5,352	5,006	11.87%	6.91%
Elkin, NC	3,048	2,856	1,750	(6.30)%	63.20%
Youngstown, OH	4,111	4,604	4,082	11.99%	12.79%
Jackson, KY	2,756	3,178	2,997	15.31%	6.04%

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenues and Gross Margin

Revenues increased by $1,043,000 to $12,543,000 for the three months ended September 30, 2014 compared to $11,500,000 for the same period in 2013. This increase is the result of the following factors:

1)	Revenue from our Montana markets increased $570,000 due primarily to increased natural gas prices passed on to our customers and increased volumes in the 2014 period due to customer growth.

2)	Revenue from our Maine and North Carolina markets increased by $495,000. Revenue from our North Carolina market increased by $674,000 due primarily to increased natural gas prices passed on to our customers. Revenue from our Maine market decreased by $179,000 due to a decrease in gas prices passed on to our customers and the loss of a large transportation customer, resulting in decreased revenues of $103,000 for the three month period ending September 30, 2014 compared to the same period in 2013.

3)	Revenues from our Ohio market decreased $93,000. Revenue to full service customers decreased $134,000, due primarily to lower prices paid for natural gas passed on to our customers. Also contributing to the decrease in revenue was the decrease in usage from a large transportation customer in our Ohio market.

4)	Revenue from our Kentucky market increased $71,000 in the three months ended September 30, 2014 compared to the same period in 2013.

Gas purchased increased by $1,058,000 to $5,739,000 for the three months ended September 30, 2014 compared to $4,681,000 for the same period in 2013 and is due primarily to increased volumes due to customer growth and the price paid for natural gas. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $16,000 to $6,803,000 for the three months ended September 30, 2014 compared to $6,819,000 for the same period in 2013. Gross margin in our Ohio market increased $227,000 due primarily to customer growth. Decreased sales volumes in Maine and North Carolina resulted in a $362,000 decrease in gross margin. Gross margin in our Montana markets increased by $96,000 and PGC increased gross margin by $24,000.

Earnings

The Natural Gas Operations segment’s net loss for the three months ended September 30, 2014 was $880,000 or $0.08 per diluted share, compared to a loss of $440,000, or $0.04 per diluted share for the three months ended September 30, 2013.

Operating expenses increased by $841,000 to $8,120,000 for the three months ended September 30, 2014 compared to $7,279,000 for the same period in 2013. Distribution, general and administrative expenses increased by $423,000 due to 1) increases in professional fees related to increased regulatory proceedings in all of our markets and 2) increases in allocations of corporate expenses related to the hiring of additional corporate personnel and new auditors in 2014. Depreciation and amortization expense increased by $418,000 due to increased capital expenditures and the amortization of $122,000 of regulatory assets discussed in the Overview section above.

Other income increased by $80,000 to $369,000 for the three months ended September 30, 2014 compared to $289,000 for the same period in 2013. Interest income increased $24,000 primarily due to interest income allowed on deferred gas costs in our North Carolina market. Service sales increased $56,000 for the three months ended September 30, 2014 compared to the same period in 2013.

Interest expense decreased by $79,000 to $586,000 for the three months ended September 30, 2014 compared to $665,000 for the same period in 2013. The payoff of the senior secured guaranteed floating rate note on May 3, 2014 resulted in $31,000 less interest and $3,000 less amortization of debt issue costs for the three months ended September 30, 2014 compared to the same period in 2013. Decreased principal balances on the Bank of America term loan and the capital lease obligation resulted in $4,000 and $33,000 less interest for the three months ended September 30, 2014, respectively, compared to the same period in 2013. Partially offsetting these decreases, the average borrowing on the line of credit was $5.0 million higher during the third quarter of 2014 compared to the same period in 2013, resulting in $22,000 increased interest expense.

Income tax benefit increased by $396,000 to a benefit of $653,000 for the three months ended September 30, 2014 compared to a benefit of $257,000 for the same period in 2013, due primarily to the decrease in pre-tax income in 2014 compared to the 2013 period. In the 2014 and 2013 periods, the Company recorded a true-up to the prior year’s tax return for a benefit of $75,000 and $107,000, respectively

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenues and Gross Margin

Revenues increased by $23,547,000 to $88,327,000 for the nine months ended September 30, 2014 compared to $64,780,000 for the same period in 2013. This increase is the result of the following factors:

1)	Revenue from our Maine and North Carolina markets increased by $11,113,000 due primarily to increased natural gas prices passed on to our customers. Continued customer growth magnified by colder weather in the first quarter caused a volume increase from full service and transportation customers of 252 MMcf in the nine months ended September 30, 2014 compared to the same period in 2013 and also contributed to the increase in revenue.

2)	Revenues from our Ohio market increased $7,112,000. Revenue to full service customers increased $6,933,000, due primarily to higher prices paid for natural gas passed on to our customers. Also contributing to the increase in revenue was the increase in volumes sold of 468 MMcf in the nine months ended September 30, 2014 compared to the same period in 2013, due to customer growth combined with much colder weather in the first quarter in 2014 than in 2013.

3)	Revenue from our Montana markets increased $5,054,000 due primarily to increased natural gas prices passed on to our customers. Also contributing to the revenue increase was the volume increase of 254 MMcf in the nine months ended September 30, 2014 compared to the same period in 2013, due to colder weather in the first quarter.

4)	Revenue from our Kentucky market increased $269,000 in the nine months ended September 30, 2014 compared to the same period in 2013.

Gas purchased increased by $19,832,000 to $56,258,000 for the nine months ended September 30, 2014 compared to $36,426,000 for the same period in 2013 and is due primarily to increase in the price paid for natural gas in all of our markets as well as the increase in sales volumes. Included in the 2013 results is a charge of $944,000 for the disallowance of gas costs resulting from the gas cost recovery audit by the PUCO in Ohio. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $3,716,000 to $32,069,000 for the nine months ended September 30, 2014 compared to $28,353,000 for the same period in 2013. Gross margin in our Ohio market increased by $2,440,000 primarily due to customer growth and colder weather in 2014, and the disallowance of gas costs in the 2013 period as discussed above. Increased customer growth amplified by colder weather in our Maine and North Carolina markets resulted in a $711,000 increase in gross margin. Gross margin in our Montana markets increased by $451,000 due to colder weather, and PGC increased gross margin by $114,000.

Earnings

The Natural Gas Operations segment’s net income for the nine months ended September 30, 2014 was $4,190,000 or $0.40 per diluted share, compared to earnings of $3,787,000, or $0.42 per diluted share for the nine months ended September 30, 2013.

Operating expenses increased by $3,180,000 to $24,223,000 for the nine months ended September 30, 2014 compared to $21,043,000 for the same period in 2013. Distribution, general and administrative expenses increased by $1,766,000 due to 1) increases in professional fees related to increased regulatory proceedings in all of our markets and 2) increases in allocations of corporate expenses related to the hiring of additional corporate personnel and new auditors in 2014. Depreciation and amortization expense increased by $1,029,000 due to increased capital expenditures and the amortization of $122,000 of regulatory assets discussed in the Overview section above, and taxes other than income increased by $279,000 due to an increase in payroll and property taxes.

Other income increased by $38,000 to $620,000 for the nine months ended September 30, 2014 compared to $582,000 for the same period in 2013. Interest income increased $163,000 primarily due to interest income allowed on deferred gas costs in our North Carolina market. Gains on disposal of property increased $4,000 for the nine months ended September 30, 2014 compared to the same period in 2013. Acquisition costs were $0 in 2014, compared to $47,000 related to the purchase of the Matchworks building asset in 2013. Other corporate and other expenses decreased $176,000 for the nine months ended September 30, 2014 compared to the same period in 2013 and in the 2014 period, our Ohio subsidiaries recorded other expense of $76,000 for civil fines related to the GCR audit.

Interest expense decreased by $35,000 to $1,895,000 for the nine months ended September 30, 2014 compared to $1,930,000 for the same period in 2013. The payoff of the senior secured guaranteed floating rate note on May 3, 2014 resulted in $52,000 less interest and $13,000 less amortization of debt issue costs for the nine months ended September 30, 2014 compared to the same period in 2013. Decreased principal balances on the Bank of America term loan and the capital lease obligation resulted in $12,000 and $38,000 less interest for the nine months ended September 30, 2014, respectively, compared to the same period in 2013. Partially offsetting these decreases, the average borrowing on the line of credit was $4.2 million higher during the first nine months of 2014 compared to the same period in 2013, resulting in $84,000 increased interest expense.

Income tax expense increased by $206,000 to $2,381,000 for the nine months ended September 30, 2014 compared to $2,175,000 for the same period in 2013, due primarily to the increase in pre-tax income in 2014 compared to the 2013 period. In the 2014 and 2013 periods, the Company recorded a true-up to the prior year’s tax return for a benefit of $75,000 and $107,000, respectively

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013

Marketing and Production Operations
Operating revenues	$1,072	$2,117	$7,285	$8,335
Gas Purchased	861	1,701	6,538	6,795
Gross Margin	211	416	747	1,540
Operating expenses	372	604	2,157	1,110
Operating income (loss)	(161)	(188)	(1,410)	430
Other income (expense)	9	-	8	151
Income before interest and taxes	(152)	(188)	(1,402)	581
Interest expense	(35)	(28)	(89)	(111)
Income before income taxes	(187)	(216)	(1,491)	470
Income tax expense	79	87	554	(173)

Net Income (Loss)	$(108)	$(129)	$(937)	$297

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Revenues and Gross Margin

Revenues decreased by $1,045,000 to $1,072,000 for the three months ended September 30, 2014 compared to $2,117,000 for the same period in 2013. Revenue from our LNG business decreased by $1,152,000 due to the loss of our LNG customer to pipeline competition. Revenue decreased from our western marketing operation by $27,000 due primarily to lower sales volumes. Offsetting these are increases in revenue from our production operations of $59,000 and from our GNR subsidiary of $75,000.

Gross margin decreased by $204,000 to $211,000 for the three months ended September 30, 2014 compared to $416,000 for the same period in 2013. Margin from our GNR subsidiary decreased by $170,000 due to increased prices for gas purchased and lower sales prices needed to remain competitive, and gross margin from our existing marketing operation decreased by $45,000 due to the lower sales volumes. Gross margin from our LNG business decreased by $40,000. As an offset, gross margin from our production operation increased $50,000.

Earnings

The Marketing & Production segment’s loss for the three months ended September 30, 2014 was $108,000, or $0.010 per diluted share, compared to a loss of $129,000, or $0.013 per diluted share for the three months ended September 30, 2013.

Operating expenses decreased by $232,000 to $373,000 for the three months ended September 30, 2014 compared to $604,000 for the same period in 2013. The 2013 period included an unrealized holding loss of $215,000 related to the required quarterly revaluation of the contingent consideration liability from the earn-out provision in the JDOG Marketing purchase contract.

Other income increased to $9,000 for the three months ended September 30, 2014 compared to $0 for the same period in 2013. In September 2014, our marketing business entered into two commodity swap contracts. See Item 1 – Financial Statements - Note 6 – Derivative Financial Instruments for further detail. The fair value valuation process resulted in a gain of $8,000 as of September 30, 2014.

Income tax benefit decreased by $8,000 to benefit of $79,000 for the three months ended September 30, 2014 compared to a benefit of $87,000 for the same period in 2013, due primarily to the decrease in pre-tax income in 2014 compared to the 2013 period. In the 2014 and 2013 periods, the Company recorded a true-up to the prior year’s tax return for a benefit of $8,000 and $6,000, respectively.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Revenues and Gross Margin

Revenues decreased by $1,050,000 to $7,285,000 for the nine months ended September 30, 2014 compared to $8,335,000 for the same period in 2013. Revenue from our LNG business decreased by $3,198,000 due to the loss of our LNG customer to pipeline competition in April 2014. Revenue from our existing marketing operations decreased by $239,000 due to lower sales volumes. Offsetting these is the increase in revenue from our GNR subsidiary of $2,296,000 and the revenue increase from our production operation of $91,000.

Gross margin decreased by $794,000 to $746,000 for the nine months ended September 30, 2014 compared to $1,540,000 for the same period in 2013. Gross margin from our existing marketing operation decreased by $548,000 due to the lower sales volumes. Gross margin from our LNG business and from GNR decreased by $159,000 and $61,000, respectively. Gross margin from our production operation decreased by $25,000.

Earnings

The Marketing & Production segment’s loss for the nine months ended September 30, 2014 was $937,000, or $0.09 per diluted share, compared to earnings of $297,000, or $0.033 per diluted share for the nine months ended September 30, 2013.

Operating expenses increased by $1,078,000 to $2,157,000 for the nine months ended September 30, 2014 compared to $1,110,000 for the same period in 2013. General and administrative expenses included $1,056,000 in bad debt expense resulting from a ruling against us in a large industrial customer’s Chapter 11 bankruptcy proceedings. See Note 15 – Commitments and Contingencies for further detail.

Other income decreased by $144,000 to $8,000 for the nine months ended September 30, 2014, compared to $151,000 for the same period in 2013 primarily due to the gain on the sale of compressed natural gas equipment of $154,000 in the prior year period. In September 2014, our marketing business entered into two commodity swap contracts. See Item 1 – Financial Statements - Note 6 – Derivative Financial Instruments for further detail. The fair value valuation process resulted in a gain of $8,000 as of September 30, 2014.

Income tax expense decreased by $728,000 to benefit of $555,000 for the nine months ended September 30, 2014 compared to expense of $173,000 for the same period in 2013, due primarily to the decrease in pre-tax income in 2014 compared to the 2013 period. In the 2014 and 2013 periods, the Company recorded a true-up to the prior year’s tax return for a benefit of $8,000 and $6,000, respectively

CORPORATE AND OTHER OPERATIONS

Our Corporate & Other segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. It also includes the results of our insurance business. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013

Corporate and Other
Operating revenues	$-	$-	$-	$-
Gas Purchased	-	-	-	-
Gross Margin	-	-	-	-
Operating expenses	873	392	2,465	1,047
Operating loss	(873)	(392)	(2,465)	(1,047)
Other expense	214	(72)	165	(269)
Loss before interest and taxes	(659)	(464)	(2,300)	(1,316)
Interest expense	(143)	(118)	(351)	(339)
Loss before income taxes	(802)	(582)	(2,651)	(1,655)
Income tax benefit	276	302	926	624
Net loss from continuing operations	(526)	(280)	(1,725)	(1,031)
Discontinued operations	35	(153)	582	402

Net Loss	$(491)	$(433)	$(1,143)	$(629)

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Results of the Corporate & Other segment for the three months ended September 30, 2014 include administrative costs of $873,000, a gain on marketable securities of $183,000, corporate expenses of $28,000, interest expense of $143,000, offset by an income tax benefit of $276,000, and interest income of $3,000, for a net loss from continuing operations of $526,000.

Results of the Corporate & Other segment for the three months ended September 30, 2013 include administrative costs of $392,000, acquisition related costs of $88,000, interest expense of $118,000, offset by income tax benefits of $302,000 and interest and other income of $16,000 for a net loss from continuing operations of $280,000.

Loss from discontinued operations

Discontinued operations of the prior and current periods represent the results of operations related to the sale of the Independence assets, the sale of our Energy West Wyoming subsidiary, and the sale of the Shoshone & Glacier pipeline assets. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence. See Note 2 – Discontinued Operations to the notes of our consolidated financial statements in this 10-Q for more information regarding the sale of Energy West Wyoming and the Shoshone & Glacier pipeline assets. Net income from discontinued operations increased by $188,000 to income of $35,000 for the three months ended September 30, 2014 as compared to a loss of $153,000 for the same period in 2013 due primarily to the lack of operating activity of Independence in 2014.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Results of the Corporate & Other segment for the nine months ended September 30, 2014 include administrative costs of $2,465,000, acquisition related costs of $8,000, a gain on marketable securities of $183,000, corporate expenses of $20,000, interest expense of $351,000, offset by an income tax benefit of $926,000, and interest income of $10,000, for a net loss from continuing operations of $1,725,000. Included in administrative costs is expense related to director stock compensation awards of $308,000, and the write-off of $197,000 of construction work in progress related to a software conversion project that has been terminated.

Results of the Corporate & Other segment for the nine months ended September 30, 2013 include administrative costs of $1,047,000, acquisition related costs of $197,000, corporate expenses of $82,000, interest expense of $339,000, offset by income tax benefits of $624,000 and interest and other income of $10,000 for a net loss from continuing operations of $1,031,000.

Loss from discontinued operations

Discontinued operations of the prior and current periods represent the results of operations related to the sale of the Independence assets, the sale of our Energy West Wyoming subsidiary, and the sale of the Shoshone & Glacier pipeline assets. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence. See Note 2 – Discontinued Operations to the notes of our consolidated financial statements in this 10-Q for more information regarding the sale of Energy West Wyoming and the Shoshone & Glacier pipeline assets. Net income from discontinued operations increased by $180,000 to $582,000 for the nine months ended September 30, 2014 as compared to income of $402,000 for the same period in 2013 due primarily to the lack of operating activity of Independence in 2014.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Cash provided by discontinued operations is presented separately from cash flows from continuing operations in the Consolidated Statement of Cash Flows. The disposition of the Independence assets during the fourth quarter of 2013 and the expected disposition of Energy West Wyoming and the Shoshone & Glacier pipeline assets is not anticipated to have a material negative impact on the Company’s liquidity.

Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying Consolidated Balance Sheets. Our use of the revolving line of credit was $24.1 million and $24.5 million at September 30, 2014 and December 31, 2013, respectively.

In order to supplement our short-term liquidity needs during the coming winter months, Bank of America has agreed to temporarily increase the limit on our line of credit by $10.0 million to maximum borrowing capacity of $40.0 million. The WPSC has approved this increase. Final approval from the MPSC regarding the increase is pending. An evidentiary hearing concerning the increase was held on November 10, 2014 with a decision by the MPSC in this matter due by November 24, 2014. Our ability to maintain our liquidity would be negatively impacted if the MPSC denies this increase.

We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $40.4 million and $43.7 million at September 30, 2014 and December 31, 2013, respectively, including the amount due within one year.

Cash, excluding restricted cash, decreased to $1.1 million at September 30, 2014, compared to $12.7 million at December 31, 2013.

	Nine Months Ended September 30,
	2014	2013

Cash Flows from Continuing Operations
Cash provided by operating activities	$8,599,000	$13,622,000
Cash used in investing activities	(13,803,000)	(13,038,000)
Cash provided by (used in) financing activities	(8,049,000)	6,923,000
Increase (decrease) in cash	$(13,253,000)	$7,507,000

Cash Flows from Discontinued Operations
Cash provided by operating activities	$1,907,000	$1,029,000
Cash used in investing activities	(346,000)	(339,000)
Cash provided by (used in) financing activities	54,000	(135,000)
Increase in cash	$1,615,000	$555,000

Operating Cash Flow

For the nine months ended September 30, 2014, cash provided by operating activities decreased by $5.0 million as compared to the nine months ended September 30, 2013. Major items affecting operating cash included a $1.5 million decrease in income from continuing operations, a $2.6 million increase in regulatory assets, a $2.5 million decrease in unbilled revenue, a $1.5 million increase in inventory purchases, a $1.2 million increase in prepayments, a $1.1 million decrease in accounts payable, a $0.7 million decrease in other assets, a $0.7 million decrease in other current liabilities, and a $0.2 million decrease in collections of recoverable costs of gas.

Investing Cash Flow

For the nine months ended September 30, 2014, cash used in investing activities increased by $0.8 million as compared to the nine months ended September 30, 2013. The increase is primarily attributable to an increase of $1.6 million in contributions in aid of construction, a $1.0 million reduction in the use of restricted cash, an increase of $1.0 million in cash paid for capital expenditures, a $1.0 million reduction in proceeds from sale of fixed assets, and an increase of $0.4 million in proceeds from the sale of marketable securities.

Capital Expenditures

Our capital expenditures for continuing operations totaled $16.3 million and $15.4 million for the nine months ended September 30, 2014 and 2013, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

The majority of our capital spending is focused on the growth of our Natural Gas Operations segment. We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those service areas.

Estimated Capital Expenditures

The table below details our capital expenditures for the nine months ended September 30, 2014 and 2013 and provides an estimate of future cash requirements for capital expenditures:

			Remaining Cash
	Nine Months Ended September 30,		Requirements through
($ in thousands)	2014	2013	December 31, 2014

Natural Gas Operations	$15,680	$14,148	$2,985
Marketing and Production Operations	60	217	-
Corporate and Other Operations	536	992	221

Total Capital Expenditures	$16,276	$15,357	$3,206

We expect to fund our future cash requirements for capital expenditures through December 31, 2014 from cash provided by operating activities.

Financing Cash Flow

For the nine months ended September 30, 2014, cash used in financing activities increased by $15.0 million as compared with the nine months ended September 30, 2013. The change is due primarily to $15.9 million in proceeds received in 2013 from the issuance of common shares, $5.2 million in additional net proceeds from our line of credit in 2014, the payment of the Sun Life Floating Rate Note of $3.0 million in May 2014, and $0.6 million in additional dividend payments. The 2013 period also includes an $0.8 million release of restricted cash related to our debt service fund.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our working capital line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying Consolidated Balance Sheets. Our use of the revolving line of credit was $24.1 million and $24.5 million at September 30, 2014 and December 31, 2013, respectively. We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $40.4 and $43.7 million at September 30, 2014, and December 31, 2013, respectively, including the amount due within one year.

The following discussion describes our credit facilities as of September 30, 2014.

Bank of America Credit Agreement and Line of Credit

On September 20, 2012, the Company’s subsidiary, Energy West, entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), with the Bank of America, N.A. ("Bank of America") which modifies the original credit agreement entered into on June 29, 2007, as amended from time to time. The Credit Agreement renewed the $30.0 million revolving credit facility available to Energy West and provides for a maturity date of April 1, 2017. In addition, Energy West entered into a $10.0 million term loan with Bank of America with a maturity date of April 1, 2017 (the "Term Loan"). Pursuant to the terms of the Credit Agreement, Energy West issued a second amended and substitute note to Bank of America in the amount of $30.0 million for the revolving credit facility and another note in the original principal amount of $10.0 million for the Term Loan.

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the Credit Agreement and interest on the amounts outstanding at the LIBOR rate plus 175 to 225 basis points.

For the three months ended September 30, 2014 and 2013, the weighted average interest rate on the existing and renewed revolving credit facility was 2.5% and 3.26%, respectively, resulting in $146,000 and $117,000 of interest expense, respectively. For the nine months ended September 30, 2014 and 2013, the weighted average interest rate on the existing and renewed revolving credit facility was 2.42% and 3.30%, respectively, resulting in $421,000 and $352,000 of interest expense, respectively. The balance on the revolving credit facility was $24.1 million and $24.5 million at September 30, 2014 and December 31, 2013, respectively. The $24.1 million of borrowings as of September 30, 2014, leaves the remaining borrowing capacity on the line of credit at $5.9 million.

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

For the three months ended September 30, 2014 and 2013, the weighted average interest rate was 2.15% and 2.19%, respectively, resulting in interest expense of $50,000 and $54,000, respectively. For the nine months ended September 30, 2014 and 2013, the weighted average interest rate was 2.15% and 2.20%, respectively, resulting in interest expense of $151,000 and $163,000, respectively. The balance outstanding on the Term Loan at September 30, 2014 and December 31, 2013 was $9.0 million and $9.4 million, respectively.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes with Allstate/CUNA, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Interest expense was $200,200 and $600,600 for the three and nine months ended September 30, 2014 and 2013, respectively.

Sun Life Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together "the Issuers"), issued a $15.3 million, 5.38% Senior Secured Guaranteed Fixed Rate Note due June 1, 2017 ("Fixed Rate Note"). Additionally, Great Plains issued a $3.0 million, Senior Secured Guaranteed Floating Rate Note due May 3, 2014 ("Floating Rate Note"). Both notes were placed with Sun Life. On May 3, 2014, the credit facility was paid off and extinguished.

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

The Fixed Rate Note, in the amount of $15.3 million, is a joint obligation of the Issuers, and is guaranteed by the Company, Lightning Pipeline and Great Plains (together with the Issuers, the “Fixed Rate Obligors"). Prepayment of this note prior to maturity is subject to a 50 basis point make-whole premium.

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

For the three and nine months ended September 30, 2014 and 2013, the weighted average interest rate on the Fixed Rate Note was 5.38%. Interest expense was $206,000 and $619,000 for the three and nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, the weighted average interest rate on the Floating Rate Note was 0% and 4.12%, resulting in $0 and $31,000 of interest expense, respectively. For the nine months ended September 30, 2014 and 2013, the weighted average interest rate on the Floating Rate Note was 4.10% and 4.13%, resulting in $41,000 and $93,000 of interest expense, respectively.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original NPA dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains, Lightning Pipeline, Gas Natural and Sun Life. The Senior Note bears an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017. The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio subsidiaries. For the three and nine months ended September 30, 2014 and 2013, the weighted average interest rate on the Senior Note was 4.15% resulting in $31,000 and $92,000 of interest expense, respectively.

Yadkin Valley Bank

On February 13, 2012, Independence entered into a one year, $500,000 revolving credit facility with Yadkin Valley Bank with an interest rate based on the prime rate, with a floor of 4.5% per annum and a maximum of 16% per annum. The revolving credit facility expired February 13, 2013. On April 12, 2013, Yadkin Valley Bank extended the $500,000 commercial line of credit beginning May 12, 2013. The debt was secured by a blanket lien on all assets owned or acquired by Independence. For the three and nine months ended September 30, 2013, the weighted average interest rate on the facility was 4.5%, resulting in $3,000 and $11,000 of interest expense, respectively. On November 6, 2013, the credit facility was paid off and extinguished as part of the sale of the assets of Independence. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence.

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

Energy West must maintain a total debt-to-capital ratio of not more than .55-to-1.00 and an interest coverage ratio of no less than 2.0-to-1.0. The credit facility restricted Energy West’s ability to create, incur or assume indebtedness except (i) indebtedness under the credit facility (ii) indebtedness incurred under certain capitalized leases including the capital lease related to the Loring pipeline, and purchase money obligations not to exceed $500,000, (iii) certain indebtedness of Energy West’s subsidiaries, (iv) certain subordinated indebtedness, (v) certain hedging obligations and (vi) other indebtedness not to exceed $1.0 million.

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

Additionally, Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in the debt service reserve accounts was $948,000 and $1,080,000 at September 30, 2014 and December 31, 2013, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs. The Company had deposited $132,000 into a debt service reserve account where Sun Life was the beneficiary. In May 2014, the loan was repaid and the cash became unrestricted.

The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio subsidiaries. The Senior Note is subject to other customary loan covenants and default provisions.

We believe we are in compliance with the financial covenants under our debt agreements or have received waivers for any defaults.

Ring Fencing Restrictions

In addition to the financial covenants under our credit facilities, the ring fencing provisions required by our regulatory commissions impose additional limitations on our liquidity.  Specifically, usage of the Bank of America line of credit is regulated by ring fencing provisions from the MPSC, MPUC, NCUC and WPSC.  One of the ring fencing provisions issued by the MPSC requires that of the $30.0 million line of credit available, $11.2 million must be used or available to be used exclusively by Energy West Montana.  The remaining $18.8 million balance of the line of credit is available for use by Energy West and its other Montana, Wyoming, North Carolina and Maine subsidiaries.  Energy West and Energy West Montana are required to provide monthly financial reports to the MPSC.  On April 18, 2014, Energy West reported to the MPSC it had temporarily violated the $11.2 million allocation of the line of credit for use by Energy West Montana.  On April 11, 2014 we discovered that the full $11.2 million was not available for Energy West Montana’s exclusive use, and instead that there was a deficiency of $913,000.  Energy West immediately corrected the deficiency by April 18, 2014.  The MPSC found Energy West and Energy West Montana violated portions of its order and issued a monetary fine of $17,000 on September 18, 2014.

We continue to monitor our compliance under these ring fencing provisions on a monthly basis.  The amount available to be drawn on the Bank of America line of credit after giving effect to the $11.2 million allocation to Energy West Montana was $1.0 million at July 31, 2014, $0.5 million at August 31, 2014 and $0.1 million at September 30, 2014. We believe we are currently in compliance with all ring fencing provisions.

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

Commodity Price Risk

We seek to protect against natural gas price fluctuations by limiting the aggregate level of net open positions that are exposed to market price changes. We manage such open positions with policies that are designed to limit the exposure to market risk, with regular reporting to management of potential financial exposure. In order to limit commodity price risk exposure, our risk management committee has entered into fixed price contracts for the physical receipt of natural gas at set prices or, when these contracts are unavailable, natural gas commodity swap contracts for fixed pricing on specified quantities of expected future purchases. Therefore, management believes that although revenues and cost of sales are impacted by changes in natural gas prices, our margin is not significantly impacted by these changes.

The following table summarizes the commodity swap contracts we have entered into as of November 13, 2014. We will pay the price for the approximate volumes denoted in the table below and will receive from a counterparty the denoted market price for these volumes, settled monthly.

Product	Type	Contract Period	Volume	Price per MMBtu

CIG - Rockies - IFERC Natural Gas	Swap	11/01/14 - 3/31/15	500 MMBtu/Day	$3.980
CIG - Rockies - IFERC Natural Gas	Swap	11/01/14 - 3/31/15	500 MMBtu/Day	$4.075
AECO Canada - CGPR 7A Natural Gas	Swap	12/01/14 - 3/31/15	501 MMBtu/Day	$3.560
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	1/01/15 - 3/31/15	3600 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	4/1/15 - 4/30/15	2500 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	5/1/15 - 5/31/15	1390 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	6/1/15 - 6/30/15	950 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	7/1/15 - 7/31/15	890 MMBtu/Day	$13.000

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

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Gas Natural and the other defendants filed a motion to dismiss the consolidated action in its entirety on May 8, 2014. The motion to dismiss was based on, among other things, the failure of the plaintiffs to make demand on Gas Natural’s board of directors to address the alleged wrongdoing prior to filing their lawsuits and the failure to state viable claims against various individual defendants. Richard Osborne, individually, is now represented by counsel independent of all other defendants in the case and submitted a filing in support of the motion to dismiss on his own behalf.

On September 24, 2014, the magistrate judge assigned to the case issued a report and recommendation in response to the motion to dismiss. The magistrate judge recommended that the plaintiffs’ claims against the individual defendants with respect to the “unjust enrichment” allegation in the complaint be dismissed. The magistrate judge recommended that all other portions of the motion to dismiss be denied. The report and recommendation, the objections filed by the defendants, and the responses from the plaintiffs will all be reviewed by the trial judge assigned to the case who will then either adopt the report and recommendation in full, reject it in full, or adopt in part and modify in part.

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

On June 13, 2014, Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, filed a lawsuit against the Company and the Company’s corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne seeks an order requiring the Company to provide him with “the minutes and any corporate resolutions for the past five years.” The Company has provided Mr. Osborne with all the board minutes he requested that have been approved by the board. On October 29, 2014, Mr. Osborne filed an amended complaint in this matter demanding minutes of the committees of the board of directors and additional board minutes which he claims he is entitled to receive. Mr. Osborne has also filed requests for discovery in this lawsuit.

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

Mr. Osborne dismissed the lawsuit above on July 15, 2014 without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014 against Gas Natural and the Company’s board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earnout amount associated with Gas Natural’s purchase of assets from John D. Marketing, (2) alleges that the board of directors has breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order Gas Natural to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties are currently conducting discovery in this lawsuit. Gas Natural believes that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

As disclosed above, on June 26, 2014, Mr. Osborne filed a lawsuit against the Company in the Court of Common Pleas in Lake County, Ohio. In the lawsuit, Mr. Osborne sought injunctive relief delaying the 2014 annual meeting scheduled to take place on July 30, 2014. While that suit was pending, on July 9, 2014, Mr. Osborne mailed the first of several letters to the Company’s shareholders, criticizing the Company’s board and seeking shareholder’s support in replacing them. On July 15, 2014, Mr. Osborne dismissed without prejudice his Lake County lawsuit, but he refiled it on July 28, 2014. He did not again seek to enjoin the annual shareholder meeting, which occurred as scheduled two days later. Instead, he requests in his complaint that the Lake County court void the election of directors at the July 30 meeting and order the Company to conduct another shareholder meeting for the purpose of electing directors no later than February 2015. Mr. Osborne’s refiled lawsuit remains pending. Mr. Osborne wrote two additional letters, dated August 12, 2014 and September 9, 2014, which he mailed to the Company’s shareholders in mid-September. In the letters Mr. Osborne continued to criticize the Company’s board and management.

Mr. Osborne did not file his letters with the Securities and Exchange Commission and the Company believes that his letters violated Section 14(a) of the Securities Exchange Act and related regulations that require shareholder solicitations to be filed with the SEC. On October 2, 2014, Gas Natural filed a suit against Mr. Osborne captioned “Gas Natural Inc. v. Richard M. Osborne” in the United States District Court Northern District of Ohio (Case No. 1:14-cv-2181). In this case the Company sought to enjoin Mr. Osborne from sending additional letters to the Company’s shareholders without complying with applicable Federal securities laws. The court held a hearing on October 8, 2014 and the judge granted the injunction, requiring Mr. Osborne to file with the SEC any letters he writes to shareholders so long as his action in Lake County seeking to invalidate the July 30 meeting is pending. Mr. Osborne has appealed the ruling. The Company believes his appeal is wholly without merit and will vigorously contest it.

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

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gas Natural Inc.

November 13, 2014	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(principal financial officer)

