Form 10-K/A
period 2014-12-31
Gas Natural Inc.
filed 2015-04-30
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K/A

(Amendment No. 1)

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

1375 E. 9th Street, Suite 3100

Cleveland, Ohio 44114

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated Filer ☐	Accelerated Filer ☑

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was $106,590,580.

The number of shares outstanding of the registrant’s common stock as of April 28, 2015 was 10,492,511 shares.

Explanation of Amendment

Gas Natural Inc. is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) filed with the Securities and Exchange Commission on March 12, 2015 for the purpose of including the following portions of Gas Natural’s Annual Report that were incorporated by reference:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the March 12, 2015 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. Below are the names, ages, positions and certain other information concerning our current directors and executive officers:

Gregory J. Osborne, 36, has served as a director since September 2009. In May 2014, he became our chief executive officer. Mr. Osborne served as our president and chief operating officer from November 2013 until May 2014. Mr. Osborne served as our vice president from June 2013 until November 2013. Mr. Osborne was appointed president and chief operating officer of Energy West Resources, Inc., our marketing and production subsidiary, in February 2012. He previously served as president, chief operating officer and a director of John D. Oil and Gas Company (JDOG), a publicly-held oil and gas exploration company, from 2006 until January 2012. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of JDOG in connection with an action brought by one of the company’s creditors. In January 2012, JDOG filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceeding is currently ongoing. From 2003 until joining JDOG, he was president of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell Natural Gas Company, a natural gas distribution company acquired by us in January 2010. From April 2009 to September 2010, he was a director of Corning Natural Gas Corporation, a publicly-held public utility company in Corning, New York, and a trustee of the Ohio Oil and Gas Association. Mr. Osborne graduated from The Ohio State University with a major in Business. Mr. Osborne’s managerial experience and service on the board of various energy related companies provides our board of directors with a wide range of industry specific knowledge.

W.E. “Gene” Argo, age 72, has been a director since 2002, was appointed vice chairman of the board in January 2013 and chairman in May 2014. Mr. Argo retired from Midwest Energy, Inc. in January of 2004, where he served as the president and general manager from 1992 through January 2004. Prior to 1992, Mr. Argo served as the chief operating officer of the company. Midwest Energy is a gas and electric utility serving approximately 90,000 customers in central and western Kansas. While serving as chief executive officer of Midwest Energy, the company doubled in size and business planning and budget processes were developed that maintained stable and competitive rates, while expanding its range of products and services. Before joining Midwest Energy, Mr. Argo held various operation management positions with the Pacific Gas and Electric Company. Mr. Argo was Chairman of the Midwest Energy Association in 1999-2000 and represented electric distribution interests on the board of directors of the Southwest Power Pool. Mr. Argo was inducted into the Midwest Energy Association’s Hall of Fame in 2004.

Mr. Argo is a graduate of Cal Poly University and completed the Executive Development program at Texas A&M University. Over the course of Mr. Argo’s long tenure on our board, he has developed a detailed knowledge and understanding of Gas Natural and he provides our board with continuity that contributes to our long term success. His past experience in energy and utility related industries also imparts insight into our industry.

Michael B. Bender, age 37, was appointed to our board of directors in February 2015. Mr. Bender brings more than ten years of experience in finance, acquisition and divestiture, and legal and governance matters. Mr. Bender currently serves as director, corporate secretary and corporate counsel of The InterTech Group, Inc., a large, privately-held, diversified holding company. An affiliate of The InterTech Group is the largest shareholder of Gas Natural and currently owns approximately 9% of our issued and outstanding common stock. Prior to his current role, Mr. Bender was an attorney at Moore and Van Allen, PLLC where he was the lead attorney for clients in various business, finance, mergers and acquisitions, and commercial property matters. He began his career at Powell Goldstein, LLP as a corporate securities law attorney. Mr. Bender earned his J.D. from the Walter F. George School of Law at Mercer University. Mr. Bender’s legal expertise and extensive knowledge of corporate governance matters are highly beneficial to our board.

Wade Brooksby, age 69, has been a member of the board of directors of Gas Natural since August 2010. Beginning in 2007 until 2009, Mr. Brooksby was a board member and the chief financial officer of a publicly-held drug development company. In 2004 through 2006, Mr. Brooksby was the chief financial officer for Gas Natural’s predecessor and current subsidiary, Energy West, Incorporated. Beginning in 1988, until 1991, Mr. Brooksby served as the chief executive officer and chairman of an oil and gas exploration, production and transportation company that operated in almost all of the mid-continent and western United States. Mr. Brooksby was a division chief financial officer and vice president of Finance for a publicly-held international oil and gas exploration, production, transportation, refining and marketing company from 1977 until 1987. During his time at that company, its annual revenues increased from $10 million to over $4 billion a year.

Mr. Brooksby has served as an energy-marketing advisor for two governors, on the board of directors of nine public and private companies and on the board of two not-for-profit organizations. He began his professional career in 1968 with Price Waterhouse Coopers LLP (PwC). Prior to joining PwC, he attended Brigham Young University and obtained a BS and MBA in Accounting, Finance and Business Administration. We believe Mr. Brooksby’s financial expertise and extensive industry experience enable him to make consistently strong and dependable contributions to our board.

Richard K. Greaves, 44, has served as a director since July 2013. He is a certified public accountant who works in private practice providing accounting, tax preparation, tax planning and business consulting to individuals and corporations. Mr. Greaves is the president and chief financial officer of RGP, LLC, a firm specializing in acquiring, rehabilitating and leasing residential real estate in Lake and Cuyahoga County, Ohio. Prior to serving in these roles, Mr. Greaves was a partner at Ernst & Young, LLP in Cleveland, Ohio where he spent eighteen years providing accounting and financial reporting services for both private and public companies in the manufacturing, petrochemicals, consumer products and distribution industries.

Mr. Greaves is a member of the American Institute of Certified Public Accountants and the Ohio Society of CPA’s. Prior to beginning his career in accounting, Mr. Greaves obtained his undergraduate degree in Business Administration and Accounting from Kent State University. In 2011, Mr. Greaves paid a fine and served a brief jail term after he pled guilty to a charge of simple assault, a misdemeanor of the first degree. Mr. Greaves’ substantial experience in finance, accounting, internal controls, and SEC rules and regulations are highly beneficial to Gas Natural.

Michael T. Victor J.D., L.L.D., age 53, has served as a director since December 2008. Mr. Victor began his career as a corporate attorney with the firm of MacDonald, Illig, Jones & Britton. From 1988 through 2000, he served as the chief executive officer of Pyramid Industries Inc., a national manufacturer of telecom conduit systems. Mr. Victor currently owns one-half of Fralo Industries, which is a privately-held company that has doubled in sales since its acquisition in 2004.

Since 2006, Mr. Victor has been the president of Lake Erie College, a private liberal arts college located in Painesville, Ohio. Under Mr. Victor’s leadership, Lake Erie College has seen record enrollment, record fundraising ($40 million in the first six years), record recognition and increased quality in the academic profile of incoming students. Mr. Victor attended St. Vincent College, where he graduated Summa Cum Laude. He continued his education at Duquesne University School of Law where he received a joint MBA and Juris Doctor. Mr. Victor’s corporate executive and managerial roles in academia enable him to add a unique perspective and insight to our board’s discussions.

Michael R. Winter, 61, was appointed a director of Gas Natural in September 2014. Mr. Winter is a former partner in the Buffalo, New York office of PricewaterhouseCoopers LLP (PwC) serving in that role from 1987 until his retirement in June 2014. During his tenure, Mr. Winter was responsible for leading the delivery of assurance and consulting services to public entities with experience principally in the utility and energy industry sectors. He worked with entities involved in all aspects of the natural gas industry, including E&P, gathering, pipeline, distribution, storage and marketing. During his more than thirty years of experience with PwC, Mr. Winter assisted clients with complex accounting and reporting issues, including regulatory accounting and SOX reporting. Mr. Winter also brings transactional experience including capital formation transactions, joint ventures, mergers and acquisitions, IPOs, debt and equity offerings and litigation support. Mr. Winter is currently on the board of directors and a member of the audit committee of Allied Motion Technologies Inc.

Mr. Winter received his BS from the State University of New York at Binghamton and his MBA from Canisius College. He is a licensed certified public accountant in New York and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. His business and accounting expertise, including an in depth understanding of the natural gas industry and financial matters, make him highly qualified to serve as a director.

Kevin J. Degenstein, 55, was appointed our chief operating officer and chief compliance officer in August 2014. Previously, he served as our president and chief operating officer from June 2008 until November 2013 when he departed Gas Natural. Previously, he served as our senior vice president of operations from 2006 to 2008. Mr. Degenstein served as the vice president of distribution for EN Engineering from 2002 through 2004 and the vice president of technology from 2004 through 2006. Prior to joining EN Engineering, Mr. Degenstein worked for Nicor Gas, an Illinois natural gas utility, from 1982 through 2001 and served as its chief engineer from January 2000 through December 2001. Mr. Degenstein has over 32 years of extensive experience in leading, expanding, growing, operating and maintaining natural gas utilities as well as designing natural gas distribution and transmission systems.

Mr. Degenstein is a licensed professional engineer in the states of Illinois and Montana, an American Gas Association and Gas Technology Institute Chartered Industrial Gas Consultant and an NCCER Certified Craft Instructor in Gas Pipeline Operations and Maintenance. Mr. Degenstein obtained a BS in Civil Engineering in 1982 from North Dakota State University.

Jed D. Henthorne, 54, was appointed our vice president of administration beginning in September 2006 and our corporate controller in December 2014. Mr. Henthorne also serves as the vice president and chief financial officer of Gas Natural’s subsidiary, Energy West, Incorporated. Mr. Henthorne has been employed by us since 1988 and has served in professional and management capacities related to customer service, information technology and accounting. Mr. Henthorne earned a BS Degree in Management Information Systems – Accounting Option from the University of Wyoming.

James E. Sprague, 54, became our vice president and chief financial officer in May 2014, upon departing as a managing partner with Walthall, Drake & Wallace LLP CPAs, an accounting firm in Cleveland, Ohio. Mr. Sprague joined Walthall in 1987, was admitted as a partner in 1994, and has specialized in accounting and financial reporting for both private and public companies in the oil and gas industry. Mr. Sprague previously served as member of our board of directors from 2006 until 2010 and from July 2014 to February 2015. He is a certified public accountant and received a BS degree in Accounting from Bowling Green State University in 1982.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on the review of copies of reports furnished to us or written representations that no reports were required, we believe that all Section 16(a) filing requirements were met in the last fiscal year.

Code of Business Conduct and Ethics. Gas Natural has adopted a corporate code of business conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of business conduct fully complies with the requirements of the Sarbanes-Oxley Act of 2002. Specifically, the code is reasonably designed to deter wrongdoing and promote:

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

A copy of the code is available on our website at www.egas.net. Any amendments or waivers to the code that apply to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions will be promptly disclosed to our shareholders.

Audit Committee. Gas Natural has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is currently comprised of Mr. Greaves, the committee’s chairman, Mr. Brooksby and Mr. Winter. The audit committee’s current composition satisfies the regulations of the NYSE MKT governing audit committee composition, including the requirement that all audit committee members be “independent directors” as defined in NYSE MKT listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Greaves, Mr. Brooksby and Mr. Winter are “audit committee financial experts” under applicable SEC rules through their respective experience as public accountants. In addition, Mr. Greaves’ eighteen years of experience at Ernst & Young, LLP, Mr. Brooksby’s experience as the former principal financial officer of Gas Natural’s subsidiary, Energy West, Incorporated, and InNexus Biotechnology Inc., and Mr. Winter’s more than thirty years of experience at PricewaterhouseCoopers LLP, was a basis for the board’s determination. In addition, Mr. Greaves, Mr. Brooksby and Mr. Winter are deemed to be “financially sophisticated” under applicable NYSE MKT rules. The audit committee reviews and reassesses its charter at least annually and will obtain the approval of the board for any proposed changes to its charter.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

This section contains a discussion of our executive compensation program, including the philosophy and objectives of the program, the policies underlying the program, the types of compensation provided by the program and how we determined the compensation paid to each executive officer. The compensation committee endeavors to administer our executive compensation program using a fair and reasonable approach that allows us to remain competitive while also maintaining our overall strategic goals and business objectives.

The Compensation Committee

Gas Natural’s compensation committee is responsible for overseeing our compensation program. The purpose of the compensation committee is to carry out the responsibilities delegated by Gas Natural’s board of directors relating to the review and determination of executive compensation. Accordingly, our compensation committee approves compensation for our executive officers, including our chief executive officer, and makes recommendations to our board regarding incentive compensation plans. Further, the compensation committee is responsible for

•	reviewing and approving our compensation philosophies,

•	evaluating each of our executive officers,

•	reporting to the board on compensation matters,

•	reviewing and approving Gas Natural’s goals and objectives relevant to the compensation of our executive officers, including our chief executive officer,

•	establishing performance goals and certifying results of the same,

•	reviewing and approving the chief executive officer’s recommendations regarding the compensation of senior management,

•	recommending incentive compensation and equity-based plans to the board, and

•	as necessary and appropriate, engaging a compensation consultant to assist the compensation committee in carrying out its duties.

Our compensation committee currently consists of three members of the board, Mr. Winter, our chairman, Mr. Brooksby, and Mr. Greaves.

Compensation Philosophy and Objectives

Gas Natural’s compensation philosophy endeavors to align the compensation of our executive officers with our overarching business plans, goals, values, and the advancement of the financial interests of our shareholders. Through the pursuit of our compensation objectives and philosophies, Gas Natural strives to reward our executive officers by compensating them in a manner that directly relates to management efforts to advance the interests of our shareholders, promote operational improvements and strategic growth, ensure safe and reliable gas distribution systems, provide excellent customer service, and develop internal systems and infrastructure to support corporate strategies. Each of these philosophies and objectives serve the purpose of attracting, recruiting and retaining experienced and qualified executive officers who will meaningfully contribute to Gas Natural’s success and maximize shareholder value.

To achieve our compensation objectives in accord with our philosophies, Gas Natural strives to provide executive compensation packages that are competitive with companies of comparable size, as well as other market-based characteristics, taking into account compensation paid to executive officers with similar skills, experience, and capabilities. Gas Natural also takes into account budgetary limitations and the individual performance of our executive officers when determining compensation. The compensation committee may, in its discretion, utilize independent national consulting services to determine suitable executive compensation.

In 2013, the compensation committee engaged Effective Compensation Incorporated (ECI), an independent human resources consulting firm, in connection with reviewing and determining the compensation of our executive officers. In October 2013, ECI provided the compensation committee with a salary plan and summary market data as well as an analysis of the salary of our executive officers compared to the base averages from similarly situated companies. In February 2014, the independent directors of our board, upon the recommendation of our compensation committee, reviewed and approved adjustments to the compensation of our executive officers.

Role of Executive Officers in Our Compensation Program

The primary architect of our executive compensation program is the compensation committee. The compensation committee designs our executive compensation program, making recommendations regarding policies and procedures to the board as necessary. With the input of our chief executive officer, Mr. Osborne, the compensation committee is also primarily responsible for administering the executive compensation program. The compensation committee determines Mr. Osborne’s compensation and reviews recommendations for the compensation of the other executive officers. In its discretion, the compensation committee, prior to approval, may modify recommendations relating to the compensation of executive officers.

Elements of Our Compensation Program

Gas Natural subscribes to a total compensation program composed of a base salary, discretionary incentive compensation, including cash and equity bonuses and stock awards, benefit plans, and other perquisites. For more information see the “Summary Compensation Table.”

Base Salary

The base salary paid to our executive officers is a tool we utilize to provide an element of compensation that takes into account an executive officer’s relevant skills, prior experience and performance without establishing a base salary wholly contingent upon performance. The base salary also serves to attract, recruit and retain experienced and qualified executive officers and to reward effective management. The compensation committee determines Mr. Osborne’s base salary, reviews recommendations for the compensation of the other executive officers and approves their base salaries. When determining base salaries, the compensation committee will consider an executive officer’s current salary, current responsibilities, our financial status and objectives, an executive officer’s other methods of compensation, and individual performance, among other factors. The compensation committee does not maintain a strict formula for incorporating the various factors used to determine the base salary for each executive officer.

Annual Incentive Compensation Plan

We do not maintain a formal annual bonus program for our executive officers. The compensation committee may, in its discretion, annually review the executive officers’ performance measured against our annual business plan and overall financial performance and recommend to our board awards of equity or cash bonuses or other forms of incentive compensation. Such recommendations made by the compensation committee further our goals of remaining competitive, rewarding management efforts to attain successful financial performance, advancing the interests of our shareholders, and promoting operational improvements and strategic growth.

Long-Term Incentives

Long-term incentives are awarded in an effort to

•	keep our executive officers aligned with the long-term objectives of Gas Natural, and

•	attract and retain executive officers of outstanding ability.

We believe that long-term incentives should be awarded only with the achievement of specific goals and, accordingly, are used sparingly. We have adopted the 2012 incentive and equity award plan, which allows for the issuance of options, restricted stock, performance awards, other stock based awards and cash awards. The compensation committee, in consultation with executive management, is charged with designating those persons to whom awards are to be granted and determining the terms of the awards. In 2014, we granted restricted stock awards to Mr. Gregory Osborne in connection with his employment agreement valued at $58,200. For additional information regarding our long-term incentive plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter — Equity Compensation Plan Information” below.

Benefit Plans

401(k) Plan. We maintain a tax-qualified profit sharing plan under Section 401(k) of the tax code that covers substantially all of our employees. The plan generally provides for voluntary employee pre-tax contributions of employee compensation, a profit sharing contribution of 3% allocated to each employee based on compensation and a discretionary profit sharing contribution of up to 7% of employee compensation. The plan also provides for an additional contribution by the company of 10% of each employee’s elective deferral, which is invested in shares of our common stock under the plan. In 2014, we made total profit sharing contributions of $549,000 under the 401(k) plan.

Employee Stock Ownership Plan. We maintain an employee stock ownership plan (ESOP) that covers substantially all of our employees. We may make contributions of Gas Natural common stock to the ESOP each year as determined by our board of directors. The contribution, if any, is recorded based on the current market price of our common stock. We did not make any contributions to the ESOP in 2014.

Retiree Health Plan. We sponsored a defined benefit post-retirement health plan providing health and life insurance benefits to eligible retirees. The plan pays eligible retirees (post-65 years of age) $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The 25% in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA trust account. In 2006, we discontinued contributions to the plan and are no longer required to fund the plan. As of December 31, 2014, the value of the plan assets were $133,000. The assets remaining in the VEBA trust account will be used to fund the plan until these assets are exhausted.

Dividend Reinvestment Policy. We have a policy that provides for any employee who owns shares of our common stock in our 401(k) plan or ESOP the opportunity to reinvest any dividends for additional shares of our common stock.

Perquisites and Other Fringe Benefits

Our executive officers receive health and welfare benefits, such as group medical, group life and long-term disability coverage, under plans generally available to all of our other employees. Employee savings and pension plans are also available to our executive officers. Certain of our executive officers receive other perquisites, including a car allowance and related automobile expenses. For more information see the “Summary Compensation Table” below.

Consideration of Shareholder Advisory Vote

In our 2014 Proxy Statement, we asked our shareholders to approve a non-binding, advisory resolution on the compensation of our named executive officers for 2013. In doing so, we gave our shareholders an opportunity to express their views regarding the compensation of our named executive officers. This vote was not intended to address any specific item of compensation, but rather the overall compensation of our named executive officers as described in the proxy statement. Our shareholders approved the compensation of our named executive officers for 2013. Although the shareholder vote was advisory and not binding on us, the board did review and consider the results of the vote in determining our compensation policies and decisions.

Summary Compensation Table

The following table summarizes the compensation paid by us to our current and former most highly compensated executive officers, referred to as our named executive officers, as determined in accordance with SEC rules, for the years ended December 31, 2014, 2013 and 2012.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Gregory J. Osborne,	2014	$250,577	$—	$98,200	$78,371	$427,148
President and Chief	2013	$142,452	$15,000	$—	$67,974	$225,426
Executive Officer(1)	2012	$114,583	$—	$—	$53,332	$167,915

Richard M. Osborne,	2014	107,692	—	40,000	42,908	190,600
Former Chairman and Chief	2013	250,000	—	—	81,798	331,798
Executive Officer(2)	2012	250,000	—	—	53,008	303,008

James E. Sprague(3)	2014	195,154	50,000	—	51,382	296,535
Vice President and Chief	2013	—	—	—	—	—
Financial Officer	2012	—	—	—	—	—

Thomas J. Smith,	2014	87,978	—	40,000	61,504	189,482
Former Vice President and	2013	145,500	20,100	—	65,058	230,658
Chief Financial Officer(4)	2012	198,263	48,900	46,856	66,808	360,827

Kevin J. Degenstein,	2014	100,961	—	—	173,127	274,088
Chief Operating Officer and	2013	229,621	21,000	—	14,881	265,502
Chief Compliance Officer(5)	2012	207,950	51,225	—	15,135	274,310

Jed Henthorne	2014	157,792	—	—	6,474	164,266
Corporate Controller(6)	2013	144,203	5,000	—	6,496	155,699
	2012	140,700	10,000	—	6,958	157,658

______________

(1) Mr. Gregory Osborne served as our chief operating officer from November 2013 until May 2014. On May 14, 2014, Mr. Osborne became our president and chief executive officer. “Stock awards” amount represents restricted and unrestricted shares of our common stock granted to Mr. Osborne for compensation in connection with his July 21, 2014 employment agreement and for service as a director in 2013 and 2014. The amount reflects the value of the number of shares granted using the closing market price on the grant date. “All other compensation” includes (i) fees paid to Mr. Osborne for service as a director in the amount of $58,400 in 2014, $49,700 in 2013, and $38,500 in 2012, (ii) cash profit sharing contributions and (iii) the payments made by Gas Natural for the use of an automobile in the amounts of $11,733 in 2014, $13,800 in 2013, and $12,610 in 2012. During 2014, Gas Natural purchased an automobile for Mr. Osborne. Of the 2014 allowance, $5,700 reflects lease payments paid for Mr. Osborne’s automobile prior to the purchase of a new automobile by Gas Natural. Mr. Osborne’s remaining car allowance reflects the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the new automobile owned by Gas Natural.

(2) Mr. Richard M. Osborne served as our chief executive officer through May 1, 2014, and on our board through July 30, 2014. “Stock awards” amount represents shares of our common stock received by Mr. Osborne for compensation for serving as a director. The amount reflects the value of the number of shares issued using the closing market price on the grant date. “All other compensation” includes (i) fees paid to Mr. Osborne for service as a director in the amount of $28,400 in 2014, $49,700 in 2013, and $38,500 in 2012, and (ii) the value of a Gas Natural provided automobile in the amount of $14,508 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car). Mr. Osborne’s car allowance reflects the depreciation amount on the automobile owned by Gas Natural. “All other compensation” also includes the additional cost of $17,590 paid by Gas Natural in 2013 for a medical flight for Mr. Osborne while traveling for Gas Natural business.

(3) Mr. James Sprague became our vice president and chief financial officer effective May 1, 2014. “All other compensation” includes (i) fees paid to Mr. Sprague for service as a director in the amount of $40,000 in 2014, (ii) cash profit sharing contributions and company matching contributions which are invested in shares of our common stock as part of our 401(k) plan, and (iii) an automobile cash allowance in the amount of $4,200.

(4) Mr. Thomas Smith served as our chief financial officer and vice president until May 2014. “Stock awards” amount represents shares of our common stock granted to Mr. Smith in 2014 for compensation for serving as a director for 2013 and 2014. The amount reflects the value of the number of shares issued using the closing market price on the date of issuance. “All other compensation” includes (i) cash payments equal to the value of the shares of our common stock issued to Mr. Smith of $46,894 in 2012 as a component of his compensation package, (ii) fees paid to Mr. Smith for service as a director in the amount of $58,400 in 2014 and $46,200 for 2013, (iii) cash profit sharing contributions and company matching contributions which are invested in shares of our common stock as part of our 401(k) plan, and (iv) the value of a Gas Natural provided automobile in the amount of $11,616 in 2013 and 2012 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car).

(5) Mr. Kevin Degenstein served as our president and chief operating officer through November 15, 2013 when he departed Gas Natural. Mr. Degenstein rejoined the Company as our chief operating officer and chief compliance officer in August 2014. “All other compensation” includes (i) severance paid to Mr. Degenstein in the amount of $165,258 in 2014; (ii) cash profit sharing contributions and company matching contributions which are invested in shares of our common stock as part of our 401(k) plan, and (iii) an automobile cash allowance in the amount of $3,692 in 2014 and the value of a Gas Natural provided automobile in the amount of $4,185 in 2013 and 2012 (based on the incremental cost to Gas Natural, calculated as a portion of the amortized cost of the car).

(6) Mr. Jed Henthorne served as our vice president of administration prior to becoming our corporate controller on December 29, 2014. “All other compensation” includes cash profit sharing contributions and company matching contributions which are invested in shares of our common stock as part of our 401(k) plan.

Grants of Plan-Based Awards

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards	Grant date fair value of stock and option awards
Gregory J. Osborne(1)	July 21, 2014	5,000	—	—	$11.64

(1) Gas Natural entered into an employment agreement with Mr. Gregory Osborne on July 21, 2014, in connection with his appointment as chief executive officer on May 14, 2014. In connection with Mr. Osborne’s employment agreement, Gas Natural granted 5,000 shares of restricted stock awards to Mr. Osborne which vest ratably over the three year period ending July 21, 2017, subject to a service requirement. For more information see “Employment and Separation Agreements” below.

Outstanding Equity Awards at Fiscal Year End

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(2)	Grant Date	Type Of Award
Gregory J. Osborne(1)	5,000	$55,100	July 21, 2014	Restricted Stock Award

(1) Gas Natural entered into an employment agreement with Mr. Gregory Osborne on July 21, 2014, in connection with his appointment as chief executive officer on May 14, 2014. In connection with Mr. Osborne’s employment agreement, Gas Natural granted 5,000 shares of restricted stock awards to Mr. Osborne which vest ratably over the three year period ending July 21, 2017, subject to a service requirement. For more information see “Employment and Separation Agreements” below.

(2) The closing market price of Gas Natural’s stock at December 31, 2014 was $11.02.

Employment and Separation Agreements

Gregory J. Osborne. We entered into an employment agreement with Mr. Osborne on July 21, 2014, in connection with his appointment as chief executive officer on May 14, 2014.

Mr. Osborne received an initial annual base salary of $275,000 and will receive an annual bonus based on performance as determined by the board of directors. Gas Natural and Mr. Osborne also entered into a restricted stock award agreement. Mr. Osborne received 5,000 shares of our common stock which will vest annually, commencing on July 21, 2015, in one-third increments, subject to accelerated vesting in some instances and forfeiture if his employment is terminated for Cause (as defined in the employment agreement).

During the employment period, Mr. Osborne will be eligible to (i) receive grants of stock options, restricted stock, performance awards, other stock-based awards, and cash awards under Gas Natural’s plans, under such terms and conditions as the board of directors may determine in its discretion, (ii) participate in all savings, retirement and welfare plans applicable generally to employees and/or senior executive officers of Gas Natural, (iii) receive a Gas Natural provided automobile and reimbursement for reasonably incurred expenses for gas, insurance premiums, and maintenance related to the automobile, (iv) receive fringe benefits in accordance with our policies, and four weeks of paid vacation in each calendar year, and (iv) reimbursement for business related expenses incurred by Mr. Osborne in the performance of his duties.

Mr. Osborne may be terminated at any time by us, with or without Cause, and by Mr. Osborne at any time upon advance written notice to us. The employment relationship will be automatically severed in the case of Mr. Osborne’s death or disability.

Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Osborne without Good Reason (as defined in the employment agreement), no severance compensation will be due to Mr. Osborne. If, however, we terminate Mr. Osborne without Cause or Mr. Osborne resigns with Good Reason, Mr. Osborne will be entitled to severance compensation (i) in an amount equal to two times his annual base salary in effect at the time, (ii) a cash lump sum payment equal to the pro-rated portion of his annual performance-based bonus in effect at the time, and (iii) the continuation of Mr. Osborne’s existing health care coverage under COBRA for a period of twenty-four (24) months. Mr. Osborne is entitled to severance compensation for additional termination events as defined in the employment agreement.

Under the agreement, Mr. Osborne is also (i) prohibited from disclosing our confidential information or trade secrets, (ii) required to avoid conflicts of interest and disclose to the board of directors any facts that might involve a conflict of interest with us, and (iii) during the term of the agreement and for a period of two years following the termination of employment with us, prohibited from (a) competing with us and (b) soliciting individuals who are currently, or were within the 12 month period prior to his termination, employees, consultants, customers or clients of ours.

James E. Sprague. In connection with Mr. Sprague’s employment as our chief financial officer, beginning on May 1, 2014, we entered into an employment agreement with him on December 18, 2013. On December 29, 2014, we entered into an amended employment agreement with Mr. Sprague. Under the agreement, Mr. Sprague received a one-time signing bonus of $50,000 and an initial, annual base salary of $295,000, subject to upward adjustments as determined from time to time by the board of directors in its absolute discretion. During the employment period, Mr. Sprague will be eligible to (i) receive grants of stock options, restricted stock, performance awards, other stock based awards, and cash awards under Gas Natural’s plans, under such terms and conditions as the board of directors may determine in its discretion, (ii) participate in all savings, retirement and welfare plans applicable generally to our employees or senior executive officers, (iii) receive fringe benefits in accordance with our policies and four weeks of paid vacation in each calendar year and (iv) reimbursement for business related expenses incurred by Mr. Sprague in the performance of his duties.

Mr. Sprague’s employment may be terminated at any time by us, with or without Cause (as defined in the employment agreement), and by Mr. Sprague at any time upon 60 days’ advance written notice to us. The employment relationship will be automatically terminated in the case of Mr. Sprague’s death or disability.

Under the agreement, if the employment relationship is terminated by us for Cause, no severance compensation will be due to Mr. Sprague. If the employment relationship is terminated by us without Cause or by Mr. Sprague with Good Reason (as defined in the amendment to the employment agreement), Mr. Sprague will be entitled to severance compensation (i) in an amount equal to three times his annual base salary in effect at the time, (ii) the performance-based bonus in effect at the time, and (iii) the continuation of Mr. Sprague’s existing health care coverage under COBRA, less Mr. Sprague’s contribution, for a period of twenty-four (24) months. Mr. Sprague is entitled to severance compensation for additional termination events as defined in the employment agreement.

Under the agreement, Mr. Sprague is also (i) prohibited from disclosing our confidential information or trade secrets, (ii) required to avoid conflicts of interest and disclose to the board of directors any facts that might involve a conflict of interest with the us, and (iii) during the term of the agreement and for a period of two years following his termination of employment, prohibited from soliciting individuals who are currently, or were within the 12 month period prior to his termination, employees, consultants, customers or clients of ours.

Kevin J. Degenstein. On July 27, 2014, Mr. Degenstein entered into an employment agreement with Gas Natural in connection with his appointment as chief operating officer and chief compliance officer. Mr. Degenstein received an initial annual base salary of $250,000 and will receive an annual bonus based on performance as determined by the board of directors. During the employment period, Mr. Degenstein will be eligible to (i) receive grants of stock options, restricted stock, performance awards, other stock based awards, and cash awards under Gas Natural’s plans, under such terms and conditions as the board of directors may determine in its discretion, (ii) participate in all savings, retirement and welfare plans applicable generally to employees and/or senior executive officers of Gas Natural, (iii) receive a vehicle allowance for an automobile, (iv) receive fringe benefits in accordance with the policies of Gas Natural and (v) reimbursement for business related expenses incurred by Mr. Degenstein in the performance of his duties.

Mr. Degenstein’s employment with us may be terminated at any time by us, with or without Cause (as defined in the employment agreement), and by Mr. Degenstein at any time upon advance written notice to us. The employment relationship will be automatically severed in the case of Mr. Degenstein’s death or disability.

Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Degenstein without Good Reason (as defined in the employment agreement), no severance compensation will be due to Mr. Degenstein. If, however, we terminate Mr. Degenstein without Cause or Mr. Degenstein resigns with Good Reason, Mr. Degenstein will be entitled to severance compensation (i) in an amount equal to his annual base salary in effect at the time, and (ii) moving expenses not to exceed $20,000 if the termination occurs within two years of the effective date of his employment. Mr. Degenstein is entitled to severance compensation for additional termination events as defined in the employment agreement, and (iii) the continuation of Mr. Degenstein’s existing health care coverage under COBRA, less Mr. Degenstein’s contribution, for a period of one (1) year.

Under the agreement, Mr. Degenstein is also (i) prohibited from disclosing our confidential information or trade secrets, (ii) required to avoid conflicts of interest and disclose to the board of directors any facts that might involve a conflict of interest with us and (iii) during the term of the agreement and for a period of two years following the termination of employment with us, prohibited from soliciting individuals who are currently, or were within the 12 month period prior to his termination, employees, consultants, customers or clients of ours.

Jed Henthorne. We entered into an employment agreement with Mr. Henthorne on December 29, 2014, in connection with his employment as our corporate controller.

Mr. Henthorne received an initial annual base salary of $170,000 which will be eligible for upward adjustments subject to an annual review and approval by the board. During the employment period, Mr. Henthorne will be eligible to (i) participate in all savings, retirement and welfare plans applicable generally to employees and/or senior executive officers of the Gas Natural, (ii) receive grants of stock options, restricted stock, performance awards, other stock based awards, and cash awards under Gas Natural’s plans, under such terms and conditions as the board of directors may determine in its discretion, (iii) receive reimbursement for business related expenses incurred by Mr. Henthorne in the performance of his duties, and (iv) receive fringe benefits in accordance with the policies of the Gas Natural.

Mr. Henthorne’s employment with us may be terminated at any time by us, with or without Cause (as defined in the employment agreement), and by Mr. Henthorne at any time upon advance written notice to us. The employment relationship will be automatically severed in the case of Mr. Henthorne’s death or disability.

Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Henthorne, no severance compensation will be due to Mr. Henthorne. If, however, we terminate Mr. Henthorne without Cause, Mr. Henthorne shall be entitled to severance compensation in an amount equal to his annual base salary then in effect in equal installments on our regular pay days during the one-year period following the termination.

Under the agreement, if the employment relationship is terminated by us without Cause or by Mr. Henthorne with Good Reason (as defined in the employment agreement), Mr. Henthorne will be entitled to severance compensation (i) in an amount equal to his annual base salary in effect at the time, (ii) the performance-based bonus in effect at the time, and (iii) the continuation Mr. Henthorne’s existing health care coverage under COBRA, less Mr. Henthorne’s contribution, for a period of twenty-four (24) months. Mr. Henthorne is entitled to severance compensation for additional termination events as defined in the employment agreement.

Under the agreement, Mr. Henthorne is also (i) prohibited from disclosing our confidential information or trade secrets, (ii) required to avoid conflicts of interest and disclose to the board of directors any facts that might involve a conflict of interest with us and (iii) during the term of the agreement and for a period of two years following the termination of employment with us, prohibited from soliciting individuals who are currently, or were within the 12 month period prior to his termination, employees, consultants, customers or clients of ours.

Director Compensation

We currently pay each board member a monthly fee of $5,000 for their service on the board. We also reimburse all directors for expenses incurred in connection with their service as directors, including travel, meals and lodging.

The following table summarizes information with respect to the compensation paid to our directors during 2014. The table does not include Gregory J. Osborne, Richard M. Osborne, James E. Sprague and Thomas J. Smith who served as executive officers in 2014. The compensation of these individuals is disclosed with the other executive officers beginning on page 12.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation	Total
W.E. “Gene” Argo	$53,400	$40,000	—	$93,400
Wade F. Brooksby	$53,400	$40,000	—	$93,400
Richard K. Greaves	$53,400	$28,330	—	$81,730
John R. Male	$53,400	$40,000	—	$93,400
Michael T. Victor	$53,400	$40,000	—	$93,400
Michael R. Winter(2)	$15,000	—	—	$15,000

______________

(1) In March 26, 2014, under the 2012 Incentive and Equity Award Plan we issued a total of 30,833 shares to our directors. These shares were granted as additional compensation for the years 2013 and 2014. Each director received 4,000 shares, except Mr. Greaves who received 2,833 (prorated for 2013). The shares have no claw-back feature. The shares had a grant date fair value of $10.00 per share.

(2) Fees paid to Mr. Winter beginning in September 2014 through December 31, 2014.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 24, 2015, information regarding the beneficial ownership of our common stock by

•	each shareholder known by us to be the beneficial owner of more than 5% of the stock,

•	each director,

•	each named executive officer in our summary compensation table,

•	all of our current directors and officers as a group.

	Beneficial Ownership

Names and Address(1)	Common Stock	Percentage
W.E. “Gene” Argo	5,275	*
Michael Brooks Bender	—	—
Wade F. Brooksby	4,000	*
Richard K. Greaves	2,833	*
Gregory J. Osborne	9,000	*
Michael T. Victor(2)	9,800	*
Michael R. Winter	2,500	*
Kevin J. Degenstein	1,496	*
Jed D. Henthorne	17,655	*
James E. Sprague	—	—
Richard M. Osborne(3) 7265 Markell Road Waite Hill, OH 44094	89,000	*
Thomas J. Smith(4) 1750 Harrington Park Drive Jacksonville, FL 32225	7,213	*
Anita G. Zucker, Trustee of the Article 6 Marital Trust, under The First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007(5) 4838 Jenkins Avenue North Charleston, SC 29405	940,000	8.96%

All current directors and executive officers as a group (10 individuals)	52,559	0.50%

______________

*Less than 1%

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Gas Natural Inc., 1375 E. 9th Street, Suite 3100, Cleveland, OH 44114.

(2) Shares are held by Michael T. Victor Revocable Trust HDI U/A DTD 12/15/2000.

(3) All of Mr. Osborne’s shares are held by the Richard M. Osborne Trust. Based solely on information contained within the Schedule 14A filed by Mr. Osborne on January 15, 2015.

(4) Includes 213 shares of common stock held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan. Based solely on information contained within Mr. Smith’s Form 4 filed with the SEC on April 7, 2014.

(5) Based solely on information contained within Amendment No. 1 to Schedule 13D filed with the SEC on February 6, 2015.

Equity Compensation Plan Information. The Gas Natural Inc. 2002 stock option plan provided for the issuance of up to 300,000 shares of common stock to certain key employees. As of December 31, 2013, there were 5,000 options outstanding under the plan, all of which were exercised during 2014. There are no further outstanding options that have been granted under the plan. The 2002 plan expired in 2012 and no further grants can be made under the plan.

At the 2012 annual meeting our shareholders approved the Gas Natural Inc. 2012 Incentive and Equity Award Plan to replace the expired 2002 plan. The 2012 incentive plan provides for the grant of options, restricted stock, performance awards, other stock-based awards, and cash awards. Grants may be made to employees, non-employee directors, consultants and independent contractors of Gas Natural. Except with respect to awards granted to non-employee directors, the plan is administered by the compensation committee of our board. The compensation committee is authorized to select persons to whom awards are granted and the terms of all awards under the plan. Up to 500,000 shares may be issued under the 2012 incentive plan. On March 26, 2014, we issued a total of 30,833 shares to our directors as additional compensation for the years 2013 and 2014. Each director received 4,000 shares, except Richard Greaves who received 2,833 to reflect his time of service on the board. The awards did not contain a claw-back feature and had a grant date fair value of $10.00 per share. In addition to the award to the directors, on July 21, 2014, we granted 5,000 shares of restricted stock awards to Gregory Osborne as part of his employment agreement. These shares vest ratably over the three year period ending July 21, 2017. These shares had a grant date fair value of $11.64.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	N/A	N/A	464,167
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	464,167

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions.

Historically Gas Natural has engaged in various related party transactions with entities owned or controlled by our former chief executive officer, Richard M. Osborne. Beginning in December 2013, the board began adopting resolutions aimed at reducing the number of related party transactions. After Richard M. Osborne’s removal as chief executive officer on May 1, 2014 for, in part, not adhering to these board resolutions, the board has taken a measured approach to reduce or terminate, as appropriate, related party transactions with Richard M. Osborne while ensuring that we continue to serve our customers affected by such transactions. We have provided notices of termination of all written contracts with Richard M. Osborne’s entities that we are not contractually obligated to maintain or that we need in order to serve our customers. These efforts have been made in furtherance of Gas Natural’s long term plan to phase out related party transactions.

Our Acquisition of the Ohio Utilities

On January 5, 2010, we expanded into Ohio and Western Pennsylvania by acquiring several utilities owned primarily by our former chairman and chief executive officer, Richard M. Osborne. The acquisition was reviewed and discussed by a special committee of our board of directors and approved by our full board and shareholders. Through the acquisition, we acquired Orwell Natural Gas Company (Orwell), Northeast Ohio Natural Gas Corp. (NEO) and Brainard Gas Corp. (Brainard). When acquired, Orwell, NEO and Brainard were parties to various agreements with companies associated with Richard M. Osborne, as disclosed below.

Acquisition of John D. Marketing

On June 1, 2013, we acquired substantially all of the assets of John D. Oil and Gas Marketing Company, LLC (John D. Marketing). We created a subsidiary, Gas Natural Resources, LLC (Gas Natural Resources), to acquire the John D. Marketing assets. John D. Marketing is owned by the Richard M. Osborne Trust (Osborne Trust) and is engaged in the business of marketing natural gas. Richard M. Osborne is the sole trustee of the Osborne Trust.

As consideration for the purchase of the assets, we paid John D. Marketing the sum of $2,875,000 at closing, paid by the issuance of 256,926 shares of our common stock at a price of $11.19 per share. In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if the acquired business achieves an annual EBITDA target in the amount of $810,432, which is John D. Marketing’s EBITDA for the year-ended December 31, 2011. If actual EBITDA for a certain year is less than target EBITDA, then no earn-out payment will be payable for that particular earn-out period. We are currently engaged in litigation with John D. Marketing concerning whether an earn-out payment is due for 2013. We believe there is no earn-out due for 2014, but John D. Marketing has objected to our calculation of the earn-out.

The John D. Marketing purchase agreement was approved by a disinterested and independent special committee of our board of directors, the independent members of our board, and Gas Natural’s shareholders.

Real Estate Transactions and Leases with Companies Controlled by Richard M. Osborne

On March 5, 2013, Gas Natural purchased the Matchworks Building in Mentor, Ohio for $1.9 million from McKay Real Estate Corporation, Matchworks, LLC, and Nathan Properties, LLC by and through Mark E. Dottore as Receiver in the United States District Court. The sellers are entities owned or controlled by Richard M. Osborne. A subsidiary of Gas Natural, 8500 Station Street, LLC, was formed to operate the property. Our Ohio headquarters were located in the Matchworks Building and we had the opportunity to purchase the building because it had fallen into receivership.

Upon purchasing the Matchworks Building, we acquired lease agreements with John D. Oil and Gas Company (JDOG), Lake County Title LLC and with OsAir, Inc. (OsAir). Net rent paid to us under the JDOG lease totaled $19,000 during 2014. JDOG moved out of the Matchworks Building in November 2014. Lake County Title is owned by Richard M. Osborne, Jr., a former employee and the son of Richard M. Osborne. Net rent paid to us under the Lake County Title lease totaled approximately $10,000 during 2014. Under the terms of the agreement, the lease expired on October 31, 2014. At that time, Lake County Title elected not to renew the original lease and opted to lease the space on a month-to-month basis. Lake County Title moved out of the Matchworks Building in April 2015, and we have invoiced Lake County Title in the amount of $21,084 for rent that was not paid.

OsAir is owned by the Osborne Trust and Richard M. Osborne is president and chief executive officer of OsAir. On October 7, 2013, 8500 Station Street, entered into a lease agreement with OsAir. OsAir was a tenant in the Matchworks Building when we acquired the building. Pursuant to the lease agreement, 8500 Station Street leased to OsAir approximately 6,472 square feet of office space in the Matchworks Building, for a time period of three years starting from March 1, 2013. This agreement was approved by the independent members of our board of directors. Net rent paid to us under this agreement totaled $33,000 during 2014. OsAir defaulted on payment under the lease and was evicted in September 2014. The company is currently engaged in litigation with OsAir concerning the lease.

Pursuant to triple net lease agreements effective as of July 1, 2008, Orwell leases space from (1) the Osborne Trust on the property located at 95 East Main Street, Orwell, Ohio (office space), and (2) Station Street Partners, LLC, another entity owned by the Osborne Trust, on the property located at 8470 Station Street, Mentor, Ohio (garage facilities and retail space). Each of these agreements has a term of 15 years. Net rent paid by us under this agreement totaled approximately $29,000 during 2014. In June 2013, the properties were purchased by an unrelated third party.

On December 18, 2013, Orwell entered into a lease agreement with Cobra Pipeline Co., Ltd. (Cobra), an entity owned and controlled by the Osborne Trust, pursuant to which Cobra leases to Orwell approximately 2,400 square feet of warehouse space located at 2412 Newton Falls Road, Newton Falls, Ohio. The term of the lease started on December 18, 2013, and will end on February 29, 2016. Following the end of the initial term, the lease agreement will continue on a month-to-month basis until either party decides to terminate it upon 30 days’ advance written notice to the other party. Net rent paid by us under this agreement totaled $24,000 during 2014.

All lease arrangements described above (other than the lease agreements that we acquired) were reviewed and discussed by disinterested members of our board of directors and approved by our board of directors.

Gas Sale and Other Agreements with Companies Controlled by Richard M. Osborne

NEO, Orwell and Brainard entered into contracts for the sale and purchase of natural gas with Great Plains Exploration, Ltd. (Great Plains Exploration), a company owned by the Osborne Trust, in 2011. These agreements were replaced by a new contract with our subsidiary, Gas Natural Services Company, LLC (GNSC), effective April 1, 2011. The 2011 contract was subsequently replaced by a new agreement between GNSC and Great Plains Exploration, effective November 28, 2012, that established new price terms for the intrastate purchase of natural gas.

GNSC also entered into new contracts for the intrastate sale and purchase of natural gas with JDOG, a publicly-held oil and gas exploration company of which Richard M. Osborne is chairman and chief executive officer and a significant shareholder (effective November 25, 2011), OsAir (effective November 28, 2012), John D. Resources, LLC, a company owned by Richard M. Osborne (effective November 28, 2012), and Mentor Energy and Resources Company, a company owned by Richard M. Osborne (effective November 28, 2012). As a result of the order issued by the Public Utilities Commission of Ohio (PUCO) on November 13, 2013, we ceased all purchases under these agreements. On December 1, 2013, Orwell and NEO entered into contracts for the sale and purchase of natural gas with each of Great Plains Exploration, JDOG, John D. Resources, Mentor Energy and Resources Company and OsAir, and Brainard entered into a contract with Great Plains Exploration. These replaced the earlier agreements with GNSC and were not approved by the independent members of our board of directors. Each of the gas sale and purchase agreements may be terminated by either party with 30 days written notice. Our Ohio utilities paid approximately $241,000 in the aggregate for natural gas purchased from these companies during 2014. Orwell, NEO and Brainard ceased all purchases of gas under these agreements in August 2014. We have delivered notices of termination in accordance with the terms of these agreements.

John D. Marketing was a party to various gas purchase agreements with entities owned or controlled by Richard M. Osborne when we acquired its assets on June 1, 2013. Upon the closing of our acquisition of the assets of John D. Marketing, these agreements were assigned to Gas Natural Resources. These affiliate gas purchase agreements were reviewed and approved by the independent members of our board of directors and are as follows:

•	Three base contracts for the sale and purchase of natural gas, each dated April 1, 2011, between John D. Marketing and each of OsAir, John D. Resources, LLC and Mentor Energy and Resources Company. Gas Natural Resources purchased gas supplies from each of these entities pursuant to these agreements. These agreements will last indefinitely until terminated by either party upon 30 days’ written notice. We ceased all purchases of gas under these agreements in August 2014. We have delivered notices of termination in accordance with the terms of these agreements. Payments made by Gas Natural Resources under these agreements totaled approximately $124,000 for 2014.

•	Two base contracts for the sale and purchase of natural gas, each dated April 1, 2011, between John D. Marketing and each of Great Plains Exploration and JDOG. Gas Natural Resources is contractually obligated to maintain the agreements with Great Plains Exploration and JDOG until they expire on May 31, 2016 and December 31, 2016, respectively. Payments made by Gas Natural Resources under these agreements totaled approximately $1,420,000 for 2014.

•	A base contract for the sale and purchase of natural gas between John D. Marketing and Cobra, dated April 1, 2010, pursuant to which John D. Marketing sells gas supplies to Cobra. This agreement will last indefinitely until terminated by either party upon 30 days’ written notice. There were no payments made under this agreement by Cobra to Gas Natural Resources in 2014.

On August 6, 2013, Gas Natural Resources entered into a base contract for the sale and purchase of natural gas with Cobra. Pursuant to the gas agreement, Cobra will sell gas supplies to Gas Natural Resources at the market price per unit at the time the sale of gas occurs, as determined based on the trading price of natural gas at the New York Mercantile Exchange. The gas purchase agreement will remain in effect until terminated by either party upon 30 days’ written notice. We did not purchase any natural gas from Cobra under this agreement in 2014 and we have delivered a notice of termination in accord with the terms of this agreement. The agreement was approved by the independent members of our board of directors.

On December 1, 2013, Orwell entered into a gas purchase agreement with Lake Shore Gas Storage, Inc. (Lake Shore Gas), which is an entity owned or controlled by Richard M. Osborne. Orwell agreed to purchase gas supplies from Lake Shore Gas. Orwell paid approximately $60,000 for gas supplies under this agreement in 2014. On March 1, 2014, Gas Natural Resources entered into a gas purchase agreement with Lake Shore Gas. Gas Natural Resources paid approximately $51,000 for gas supplies under this agreement in 2014. These gas purchase agreements were not approved in advance by the independent members of our board of directors. We have delivered notices of termination in accord with the terms of these agreements.

Agreements with Gas Pipeline Companies Controlled by Richard M. Osborne

Natural Gas Transportation Agreements. Orwell and Brainard have an agreement with Orwell-Trumbull Pipeline Co., LLC (Orwell-Trumbull), which is an entity owned by the Osborne Trust, for transportation service on its intrastate pipeline in Northeastern Ohio. The charge on the Orwell-Trumbull pipeline is a volumetric rate of $1.01 per thousand cubic feet (Mcf) plus shrinkage. Payments made for transportation services under this agreement totaled approximately $615,000 for 2014. This agreement has a current term of 15 years that began on July 1, 2008.

Additionally, NEO, Orwell and Brainard have transportation agreements with Cobra for transportation on its intrastate pipeline in Northeastern Ohio. The price on the Cobra pipeline is a transportation rate of $0.50 per dekatherm plus shrinkage. Additional treating fees may be applied at $0.25 per Mcf. On April 1, 2013, NEO entered into agreements with Cobra modifying the transportation agreements. Pursuant to these modifications, Cobra agreed to transport a specified minimum number of dekatherms of natural gas per day for NEO’s use. NEO pays to Cobra a fee of $0.50 per dekatherm per day for this guaranty of pipeline capacity, whether or not it is utilized. These firm commitment agreements have a term of one year and renew annually unless terminated by either party by advance notice. The modifications to the transportation agreements were not approved in advance by our board of directors, but were reviewed, discussed and ratified by disinterested and independent directors at the April 2013 meeting of our board. Payments made for transportation services under these agreements were approximately $966,000 for 2014.

John D. Marketing was a party to various transportation service agreements with entities owned or controlled by Richard M.  Osborne when we acquired its assets on June 1, 2013. Upon the closing of our acquisition of the assets of John D. Marketing, these agreements were assigned to Gas Natural Resources. These affiliate transportation agreements were reviewed and approved by the independent members of our board of directors and are as follows:

•	Three transportation service agreements between John D. Marketing and Cobra each dated January 30, 2008, for the transportation and re-delivery of natural gas in the Churchtown, Holmesville and North Trumbull areas. These agreements became effective on February 6, 2008, and automatically renew on a year-to-year basis unless terminated by either party with a written notice received before January 2 of the preceding year. Cobra charges tariff rates for its services under these agreements. Payments made by Gas Natural Resources under these agreements totaled approximately $163,000 for 2014.

•	A transportation service agreement between John D. Marketing and Orwell-Trumbull dated January 15, 2009 for the transportation and re-delivery of natural gas. This agreement became effective on February 6, 2009, and has a six year initial term with the possibility for year-to-year automatic renewals thereafter. The agreement may be terminated by either party with a written notice received before January 2 of the preceding year. Payments made by Gas Natural Resources under this agreement totaled approximately $242,000 for 2014.

Although we are permitted to terminate the foregoing transportation agreements with Orwell-Trumbull and Cobra, pursuant to their respective terms, we have elected to maintain these agreements in order to continue to serve our customers in the territories served by these pipelines.

Electronic Metering Service and Operation Agreements. Orwell, NEO and Brainard each have agreements dated April 15, 2009 with Cobra for the maintenance and operation of electronic metering points for the transportation of natural gas that are pursuant to the PUCO’s approved tariff. Orwell also has an agreement dated April 15, 2009 with Orwell-Trumbull for the same purpose. Each of the four agreements has a term of three years from the date of the installation of the electronic metering equipment and thereafter for successive one year terms until terminated. Each agreement provides for the payment of $125 per location per month as a fee for the operating and general maintenance of the gas metering and communication equipment. Payments made for services provided under these agreements totaled approximately $44,000 in 2014.

Unless otherwise indicated, all agreements described above were reviewed and discussed by a disinterested and independent special committee of our board of directors and approved by our board of directors.

Other Related Party Transactions

Kykuit Resources. Our subsidiary, Energy West Resources, Inc., owns a 24.5% interest in Kykuit Resources, LLC, a developer of oil, gas and mineral leases in which it holds ownership interests. Certain related persons also have interests in Kykuit.

•	Richard M. Osborne owns a 26.4% interest in Kykuit.

•	JDOG is the managing member of Kykuit and owns a 23.2% interest. Richard M. Osborne is the chairman of the board and chief executive officer of JDOG. Our director, president and chief executive officer, Gregory Osborne, was president, chief operating officer and a director of JDOG until January 2012. Our former chief financial officer, Thomas J. Smith, was a director of JDOG until April 2014.

At December 31, 2014, our total investment in Kykuit was approximately $2,200,000 with a net value of $0 after deducting undistributed losses and investment impairment charges. Our investment in Kykuit was ratified by two disinterested and independent directors as well as all other members of our board of directors.

Parts and Equipment Supply Transactions. NEO, Orwell, Bangor Gas Company, LLC and Spelman Pipeline Holdings, LLC previously purchased parts and equipment for construction and maintenance of their distribution facilities from Big Oat’s Oil Field Supply Company, LLC, a company owned by the Osborne Trust. Purchases from this supply company totaled approximately $538,000 in 2014. These transactions were not approved in advance by our board of directors, but were reviewed, discussed and ratified at monthly meetings of our board by disinterested and independent directors as well as other board members. In January 2014 our board adopted a resolution prohibiting transactions with Big Oats after March 1, 2014. Richard M. Osborne did not comply with this resolution, which was an element of his removal as chief executive officer on May 1, 2014.

Other Support Services. In 2010, NEO entered into an agreement with Great Plains Exploration to manage the required Ohio Department of Transportation drug and alcohol testing program for Great Plains Exploration’s employees. The agreement was for a five-year term. Great Plains Exploration paid NEO $3,600 for managing the compliance program in 2014. This agreement was terminated in September 2014. This transaction was not approved in advance by our board of directors, but was reviewed, discussed and ratified at monthly meetings of our board by disinterested and independent directors as well as other board members.

In October, November and December 2014, Orwell purchased various raw materials from OsAir for approximately $316 in total. These transactions were not approved by the independent members of our board of directors.

Employment of Richard M. Osborne’s Sons. Gregory Osborne is the son of Richard M. Osborne, our former chairman of the board and chief executive officer. Mr. Gregory Osborne joined our board in 2009, was appointed president and chief operating officer of Energy West Resources, Inc., our Montana and Wyoming marketing and production subsidiary, in February 2012, was appointed president and chief operating officer of Gas Natural in November 2013, and was appointed our chief executive officer on May 15, 2014. Mr. Gregory Osborne received $427,148.00 in compensation for his services as an officer and director in 2014. Richard Osborne, Jr. is also the son of Richard M. Osborne. In 2010, we hired Richard Osborne, Jr. as a part-time employee providing real estate management services. Richard Osborne, Jr. received an annual salary of $80,000 and a car allowance of $6,000 in 2014. As of May 1, 2015, Richard Osborne, Jr. will no longer be employed by Gas Natural because his services are no longer required as Gas Natural is not engaged in real estate projects.

Related Person Transaction Policy

In accordance with our written policy adopted by the board of directors, on-going and future transactions with related parties will be:

•	on terms at least as favorable as those that we would be able to obtain from unrelated parties,

•	for bona fide business purposes, and

•	reviewed and approved by the audit committee or other independent directors in accordance with applicable law after full disclosure of the existence and nature of the conflicting interest in the related party transaction by the director involved in the acquisition.

In addition, beginning in December 2013, our board adopted a series of resolutions directed toward reducing related party transactions including:

•	The cessation as of March 1, 2014, of all related party transactions with affiliates of Richard M. Osborne not governed by written contract,

•	The cessation of the purchase of natural gas from affiliates of Richard M. Osborne unless such purchases are pursuant to existing gas supply contracts and the price of the gas is less than Gas Natural can obtain from unaffiliated third parties, and

•	The approval by the board of directors of all invoices pertaining to related party transactions, including transactions governed by written contract, prior to Gas Natural paying the amount contained in the applicable invoice.

ITEM 14. Principal Accounting Fees and Services

On December 16, 2013, our independent accountants, Baker Tilly Virchow Krause, LLP (formerly ParenteBeard LLC), resigned, and on December 27, 2013, we engaged MaloneBailey LLP to serve as our independent accountants.

Principal Accountant Firm Fees and Services. The following is a summary of the aggregate fees billed to us for the years ended December 31, 2013 and December 31, 2014, by our independent registered public accountant, MaloneBailey, and their affiliates.

	Year ended December 31, 2013	Year ended December 31, 2014
Audit Fees	$277,076	$554,354
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$277,076	$554,354

The following is a summary of the aggregate fees billed to us for the years ended December 31, 2013 and December 31, 2014 by our former independent registered public accountant, Baker Tilly, and their affiliates.

	Year ended December 31, 2013	Year ended December 31, 2014
Audit Fees	$280,757	$20,420
Audit-Related Fees	—	—
Tax Fees	76,472	—
All Other Fees	—	—
Total	$357,229	$20,420

Audit Fees. These fees are for professional services rendered by MaloneBailey or Baker Tilly, as applicable, for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Tax Fees. These are fees for professional services rendered by Baker Tilly with respect to advisory services related to the preparation of income tax returns.

Pursuant to the written charter of our audit committee, the committee must pre-approve all audit and non-audit services provided by our independent auditors. The audit committee pre-approved all services provided by MaloneBailey and Baker Tilly and authorized us to pay the fees billed to us by MaloneBailey and Baker Tilly in 2013 and 2014.

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

GAS NATURAL INC.

/s/ Gregory J. Osborne	/s/ James E. Sprague	/s/ Jed Henthorne
Gregory J. Osborne	James E. Sprague	Jed Henthorne
Chief Executive Officer and Director	Chief Financial Officer	Corporate Controller
(principal executive officer)	(principal financial officer)	(principal accounting officer)
Date: April 30, 2015	Date: April 30, 2015	Date: April 30, 2015

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

/s/ W.E. Argo	Chairman of the Board	April 30, 2015
W.E. Argo

/s/ Michael B. Bender	Director	April 30, 2015
Michael B. Bender

/s/ Wade F. Brooksby	Director	April 30, 2015
Wade F. Brooksby

/s/ Richard K. Greaves	Director	April 30, 2015
Richard K. Greaves

/s/ Michael T. Victor	Director	April 30, 2015
Michael T. Victor

/s/ Michael R. Winter	Director	April 30, 2015
Michael R. Winter