Form 10-Q
period 2015-03-31
Gas Natural Inc.
filed 2015-05-11
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2015 was 10,487,511 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of March 31, 2015

GLOSSARY OF TERMS

Unless otherwise stated or the context requires otherwise, references to “we,” “us,” the “Company” and “Gas Natural” refer to Gas Natural Inc. and its consolidated subsidiaries. In addition, this glossary contains terms and acronyms that are relevant to natural gas distribution and natural gas marketing that are used in this Form 10-Q.

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

Kykuit. Kykuit Resources, LLC.

Lake County Title. Lake County Title LLC.

Lake Shore Gas. Lake Shore Gas Storage, Inc.

LIBOR. London Interbank Offered Rate LIBOR. London Interbank Offered Rate.

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

USPF. United States Power Fund, L.P.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,721,167	$1,585,926
Accounts receivable
Trade, less allowance for doubtful accounts of $469,374 and $370,909, respectively	15,446,459	12,095,535
Related parties	253,057	250,101
Unbilled gas	5,684,249	7,630,852
Note receivable, current	2,086	2,070
Inventory
Natural gas	499,957	5,301,895
Materials and supplies	2,383,545	2,300,990
Prepaid income taxes	431,681	431,681
Regulatory assets, current	6,235,884	4,097,822
Deferred tax asset	608,235	635,195
Prepayments and other	1,079,758	986,941
Assets held for sale	801,711	802,436
Discontinued operations	10,631,729	11,653,934
Total current assets	46,779,518	47,775,378

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	190,196,318	187,566,638
Less accumulated depreciation, depletion and amortization	(47,169,527)	(45,555,553)
PROPERTY, PLANT, & EQUIPMENT, NET	143,026,791	142,011,085

OTHER ASSETS
Notes receivable, non-current	89,752	90,345
Regulatory assets, non-current	1,922,074	2,055,404
Debt issuance costs, net of amortization	976,244	1,079,447
Goodwill	16,155,672	16,155,672
Customer relationships, net of amortization	2,851,792	2,927,500
Restricted cash	1,897,683	1,897,677
Other assets	15,652	11,404
Total other assets	23,908,869	24,217,449
TOTAL ASSETS	$213,715,178	$214,003,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$264,334	$194,524
Line of credit	24,740,799	28,760,799
Accounts payable
Trade	13,063,718	14,115,367
Related parties	86,798	170,319
Notes payable, current	539,246	542,201
Contingent consideration, current	671,638	671,638
Derivative instruments	1,766,472	3,023,271
Accrued liabilities	4,454,348	4,860,663
Accrued liabilities - related parties	210,736	111,133
Customer deposits, current	639,347	634,090
Obligation under capital lease, current	188,224	188,224
Regulatory liability, current	317,211	925,175
Build-to-suit liability	5,946,089	5,597,287
Other current liabilities	984,950	940,643
Liabilities held for sale	85,515	61,416
Discontinued operations	717,662	544,432
Total current liabilities	54,677,087	61,341,182

LONG-TERM LIABILITIES
Deferred investment tax credits	107,927	113,193
Deferred tax liability	13,434,344	10,538,394
Asset retirement obligation	1,207,698	1,196,518
Customer advances for construction	998,003	993,681
Regulatory liability, non-current	1,129,758	1,089,850
Customer deposits	949,540	949,540
Obligation under capital lease, non-current	1,674,714	1,674,714
Contingent consideration, non-current	75,362	75,362
Total long-term liabilities	19,577,346	16,631,252

NOTES PAYABLE, less current portion	39,588,284	39,720,860

COMMITMENTS AND CONTINGENCIES (see Note 13)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value; Authorized: 30,000,000 shares, respectively; Issued: 10,487,511 shares, respectively; Outstanding: 10,487,511 shares, respectively	1,573,127	1,573,127
Capital in excess of par value	63,951,000	63,826,341
Retained earnings	34,348,334	30,911,150
Total stockholders’ equity	99,872,461	96,310,618
TOTAL CAPITALIZATION	139,460,745	136,031,478
TOTAL LIABILITIES AND CAPITALIZATION	$213,715,178	$214,003,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Natural gas operations	$51,279,730	$56,807,363
Marketing & production	2,453,231	4,689,356
Total revenues	53,732,961	61,496,719

COST OF SALES
Natural gas purchased	33,861,353	39,846,604
Marketing & production	2,306,889	4,240,965
Total cost of sales	36,168,242	44,087,569

GROSS MARGIN	17,564,719	17,409,150

OPERATING EXPENSES
Distribution, general, and administrative	6,617,603	6,480,408
Maintenance	327,480	305,080
Depreciation and amortization	1,878,721	1,669,322
Accretion	11,180	14,228
Provision for doubtful accounts	51,742	8,279
Taxes other than income	1,003,163	921,186
Total operating expenses	9,889,889	9,398,503

OPERATING INCOME	7,674,830	8,010,647

Other income, net	277,622	94,475
Interest expense	(869,022)	(809,099)
Income before income taxes	7,083,430	7,296,023

Income tax expense	(2,666,673)	(2,759,478)

INCOME FROM CONTINUING OPERATIONS	4,416,757	4,536,545

Discontinued operations, net of tax	436,916	481,946

NET INCOME	$4,853,673	$5,018,491

Basic weighted shares outstanding	10,487,511	10,451,678
Dilutive effect of stock options	854	572
Diluted weighted shares outstanding	10,488,365	10,452,250

BASIC AND DILUTED EARNINGS PER SHARE:
Continuing operations	$0.42	$0.43
Discontinued operations	0.04	0.05
Net income per share	$0.46	$0.48

Weighted average dividends declared per common share	$0.135	$0.135

COMPREHENSIVE INCOME:
Net income	$4,853,673	$5,018,491
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized loss on available for sale securities, net of tax of $0 and $(1,327), respectively	-	(923)

COMPREHENSIVE INCOME	$4,853,673	$5,017,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,853,673	$5,018,491
Less income from discontinued operations	436,916	481,946
Income from continuing operations	4,416,757	4,536,545

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,878,721	1,669,322
Accretion	11,180	14,228
Amortization of debt issuance costs	123,066	103,145
Provision for doubtful accounts	51,742	8,279
Stock based compensation	124,659	308,330
Gain on sale of assets	(37,960)	(18,556)
Loss from unconsolidated affiliate	-	973
Change in fair value of derivative financial instruments	(122,286)	-
Investment tax credit	(5,266)	(5,265)
Deferred income taxes	2,922,910	2,989,830
Changes in assets and liabilities
Accounts receivable, including related parties	(3,445,699)	(4,394,864)
Unbilled gas	1,939,842	427,452
Natural gas inventory	4,801,938	4,486,484
Accounts payable, including related parties	(348,887)	4,062,275
Regulatory assets & liabilities	(3,730,189)	(7,081,394)
Prepayments and other	(93,438)	(650,436)
Other assets	(102,919)	191,134
Other liabilities	(352,371)	(1,080,589)
Net cash provided by operating activities of continuing operations	8,031,800	5,566,893

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,493,176)	(5,686,242)
Proceeds from sale of fixed assets	37,960	18,556
Proceeds from note receivable	577	2,056
Restricted cash – capital expenditures fund	-	(59)
Customer advances for construction	4,639	132
Contributions in aid of construction	80,308	211,004
Net cash used in investing activities of continuing operations	(2,369,692)	(5,454,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	8,600,000	7,000,000
Repayments of lines of credit	(12,620,000)	(7,900,000)
Repayments of notes payable	(135,531)	(127,190)
Repayments of build-to-suit	(567,330)	-
Debt issuance costs	(19,863)	-
Restricted cash – debt service fund	(6)	(533)
Dividends paid	(1,416,489)	(1,410,978)
Net cash used in financing activities of continuing operations	(6,159,219)	(2,438,701)

DISCONTINUED OPERATIONS
Operating cash flows	1,812,715	634,602
Investing cash flows	(180,363)	(70,505)
Net cash provided by discontinued operations	1,632,352	564,097

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,135,241	(1,762,264)
Cash and cash equivalents, beginning of period	1,585,926	12,741,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,721,167	$10,978,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$498,943	$502,812
Cash refunded for income taxes, net	-	325

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under build-to-suit agreement	$941,639	$-
Capital expenditures included in accounts payable	366,229	1,095,671
Accrued dividends	-	470,326
Capital assets acquired through trade-in	-	30,068
Customer advances for construction moved to contribution in aid of construction	3,064	-
Capitalized interest	1,053	3,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Gas Natural Inc. (the “Company”) is a natural gas company with operations in six states. The Company’s primary operations are natural gas utility companies located throughout these states. The Company’s operations also include marketing and production of natural gas, and along with its corporate level operations, these areas of operation represent the Company’s three main operating segments and are described below.

• Natural Gas Operations	Annually distributes approximately 26 Bcf of natural gas to approximately 68,000 customers. The Company’s natural gas utility subsidiaries are Public Gas Company (Kentucky), Bangor Gas (Maine), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), Brainard Gas Corp. (Ohio), Northeast Ohio Natural Gas Corporation (Ohio), and Orwell Natural Gas Company (Ohio and Pennsylvania).

• Marketing & Production Operations	Annually markets approximately 1.3 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming, Ohio, and Pennsylvania through the Company’s EWR and GNR subsidiaries. The EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns an average 55% gross working interest (average 46% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

• Corporate & Other	Encompasses costs associated with business development and acquisitions, dispositions of subsidiary entities and the results of discontinued operations, dividend income, recognized gains or losses from the sale of marketable securities, and activity from Lone Wolfe which serves as an insurance agent for the Company and other businesses in the energy industry.

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

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Gas Natural Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to fairly present the results of operations for the interim periods. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. A majority of the Company’s revenues are derived from its natural gas utility operations, making its revenue seasonal in nature. Therefore, the largest portion of the Company’s operating revenue is generated during the colder months when its sales volumes increase considerably. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2 – Discontinued Operations

The following table reconciles the carrying amounts of the major classes of assets and liabilities to the Company’s discontinued operations as presented on its Condensed Consolidated Balance Sheet.

	March 31,	December 31,
	2015	2014

Current Assets:
Cash and cash equivalents	$249,836	$257,358
Accounts receivable, net	667,046	1,002,918
Unbilled gas	153,019	735,122
Inventory	175,493	181,197
Prepayments and other	55,958	71,101
Regulatory assets, current	-	250,031
Total current assets	1,301,352	2,497,727
Non-Current Assets:
Property, plant & equipment, net	9,141,278	8,966,965
Regulatory assets, non-current	155,826	155,826
Other assets	33,273	33,416
Total non-current assets	9,330,377	9,156,207

Total discontinued assets	$10,631,729	$11,653,934

Current Liabilities:
Accounts payable	$79,217	$29,657
Accrued liabilities	375,098	334,664
Regulatory Liabilities, current	93,063	-
Other current liabilities	135,542	139,318
Total current liabilities	682,920	503,639
Non-Current Liabilities:
Customer advances for construction	34,742	40,793

Total discontinued liabilities	$717,662	$544,432

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the carrying amounts of the major line items constituting the pretax profit of discontinued operations to the after-tax profit or loss of discontinued operations that are presented on the Condensed Consolidated Statement of Comprehensive Income.

	Three Months Ended March 31,
	2015	2014

Revenues	$3,183,029	$3,545,461
Cost of sales	(1,933,961)	(2,108,831)
Distribution, general & administrative	(417,991)	(379,968)
Maintenance	(48,423)	(41,323)
Depreciation & amortization	-	(184,205)
Taxes other than income	(93,754)	(80,645)
Other income (expense)	(250)	6,280
Interest expense	(762)	(445)
Pretax income from discontinued operations	687,888	756,324
Income tax expense	(250,972)	(274,378)
Income from discontinued operations	$436,916	$481,946

Energy West Wyoming and the Glacier & Shoshone Pipelines

On October 10, 2014, the Company executed a stock purchase agreement for the sale of all of the stock of its wholly-owned subsidiary, Energy West Wyoming, Inc. (“EWW”), to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in the Company’s Natural Gas Operations segment. In conjunction with this sale, the Company’s Energy West Development, Inc. subsidiary, entered into an asset purchase agreement for the sale of the of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. The Pipeline Assets have historically comprised the entirety of the Company’s Pipeline segment. As a result of EWW and the Pipeline Asset’s classification as discontinued operations, their results have been included in the Corporate & Other segment for all periods presented. The Company will receive approximately $15.8 million for the sale of EWW and approximately $1.2 million for the sale of the Pipeline Assets. These amounts are subject to adjustments including: a working capital adjustment at close if working capital is less than $950,000, a net assets adjustment if net assets excluding working capital are less than $720,000, and any amendments to the disclosure schedules to the agreement that result in losses to EWW or the Pipeline Assets. The agreements contain customary representations, warranties, covenants and indemnification provisions. The consummation of the transactions depend upon the satisfaction or waiver of a number of customary closing conditions, the receipt of regulatory approvals and the consent of certain of the Company’s lenders. In addition, Cheyenne and Black Hills have the right to terminate the agreements in the event that the amendments to the disclosure schedules to the purchase agreements are reasonably likely to result in losses to EWW and the Pipeline Assets, collectively, in excess of $750,000. The Company expects to close the transactions by the end of the third quarter of 2015.

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

Note 3 – Held for Sale

On January 14, 2015, the Company entered into an asset purchase agreement with Utility Pipeline, LTD to sell nearly all of the assets and liabilities of its Clarion and Walker Pennsylvania utility divisions. The Company will receive $0.9 million under the transaction. The agreement contains customary representations, warranties, covenants and indemnification provisions. The consummation of the transaction is dependent upon the satisfaction or waiver of a number of customary closing conditions, the receipt of regulatory approvals and the consent of certain of the Company’s lenders. The Company expects this transaction to be finalized in the second quarter of 2015.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Clarion and Walker have historically been reported as a component of the Company’s Natural Gas Operations segment and collectively contributed $82,000 and $91,000 to the Company’s pre-tax income from continuing operations for the three months ended March 31, 2015 and 2014, respectively. The Company does not believe that the sale of Clarion and Walker constitutes a strategic shift that will have a major effect on its operations or financial results and as such, neither of the subsidiaries have been classified as discontinued operations in the Company’s financial statements, but instead have been classified as assets and liabilities held for sale at March 31, 2015 and December 31, 2014.

The following table summarizes the major classes of asset and liabilities classified as held for sale at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014

Current Assets:
Accounts receivable, net	$89,147	$49,069
Unbilled gas	28,913	22,151
Inventory	3,622	3,622
Prepayments and other	5,400	5,401
Regulatory assets, current	155,956	203,241
Total current assets	283,038	283,484
Non-Current Assets:
Property, plant & equipment, net	406,968	407,247
Goodwill	111,705	111,705
Total non-current assets	518,673	518,952

Total assets held for sale	$801,711	$802,436

Current Liabilities:
Accounts payable	$71,674	$36,184
Accrued liabilities	1,641	21,632
Other current liabilities	12,200	3,600
Total liabilities held for sale	$85,515	$61,416

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015

	Level 1	Level 2	Level 3	Total

LIABILITIES:
Contingent consideration	$-	$-	$747,000	$747,000

Commodity swap contracts	$-	$1,766,472	$-	$1,766,472

	December 31, 2014

	Level 1	Level 2	Level 3	Total

LIABILITIES:
Contingent consideration	$-	$-	$747,000	$747,000

Commodity swap contracts	$-	$3,023,271	$-	$3,023,271

The fair value of financial instruments including cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable are classified as Level 2 measurements.

Commodity Swaps Contracts

The commodity swap contracts, categorized in level 2 of the fair value hierarchy, are valued by comparing the futures price at the measurement date of the natural gas commodity specified in the contract to the fixed price to be paid by the Company. See Note 5 – Derivative Financial Instruments for more information regarding the commodity swap contracts.

Contingent Consideration Liability

The contingent consideration liability categorized in level 3 of the fair value hierarchy arose as a result of the JDOG Marketing acquisition in June 2013. The purchase agreement for the transaction provided for contingent “earn-out” payments in the form of validly issued, fully paid and non-assessable shares of the Company’s common stock for a period of five years after the closing of the transaction if the acquired business achieved a minimum annual EBITDA target of $810,432. This amount was JDOG Marketing’s EBITDA for the year ended December 31, 2011. If the acquired business’s actual EBITDA for a given year is less than the target EBITDA, then no earn-out payment is due and payable for that period. If the acquired business’s actual EBITDA for a given year meets or exceeds the target EBITDA, then an earn-out payment in an amount equal to actual EBITDA divided by target EBITDA multiplied by $575,000 will have been earned for that year. Due to the earn-out structure, the maximum amount that could be earned over the five year period is unlimited.

Valuation of the contingent consideration liability for financial statement purposes was conducted by an independent third-party valuation firm. Inputs and assumptions used in the valuation were reviewed for reasonableness by the Company in the course of the valuation process and have been updated to reflect changes in the Company’s business environment.

The Company calculated a first year earn-out payment of $671,638 as its best estimate for financial reporting purposes and this amount is included as a component of the valuation. The Company does not believe an earn-out payment is due to JDOG Marketing as a result of payments made by the Ohio utilities to JDOG Marketing during 2013 that were disallowed by the PUCO. Mr. Osborne believes that JDOG Marketing is entitled to the earn-out. Mr. Osborne and JDOG Marketing have filed a suit against the Company for the earn-out payment for 2013. See Note 13 – Commitments and Contingencies for more information. In addition, the acquired business did not achieve the minimum annual EBITDA target in 2014 and, as a result, the Company has notified Mr. Osborne that no earn-out payment is due for 2014.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the beginning and ending balances of the contingent consideration liability categorized under level 3 of the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Contingent
Consideration Liability

Opening balance December 31, 2014	$747,000

Transfers into level 3	-
Transfers out of level 3	-
Total (gains) losses for period:
Included in net income	-
Included in other comprehensive income	-
Purchases	-
Sales	-
Settlements	-
Issuances	-

Closing balance March 31, 2015	$747,000

The following table summarizes quantitative information used in determining the fair value of the Company’s liabilities categorized in level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measures
	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Range
Contingent Consideration	$747,000	Monte Carlo analysis	Forecasted annual EBITDA	$0.5 - $0.7 million
			Weighted avg cost of capital	14.0% - 14.0%
			U.S. Treasury yields	0.2% - 0.8%

		Discounted cash flow	U.S. Treasury yields	0.2% - 0.8%
			Credit spread	2.2% - 2.8%

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

Note 5 – Derivative Financial Instruments

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the commodity swap contracts entered into by the Company as of March 31, 2015. The Company will pay the fixed price listed for the volumes denoted in the table below. In exchange it will receive from a counterparty a variable payment based on the market price for the natural gas product listed for these volumes. These payments are settled monthly.

Product	Type	Contract Period	Volume	Price per MMBtu

IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	4/1/15 - 4/30/15	2500 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	5/1/15 - 5/31/15	1390 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	6/1/15 - 6/30/15	950 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	7/1/15 - 7/31/15	890 MMBtu/Day	$13.000
AECO Canada - CGPR 7A Natural Gas	Swap	4/1/15 - 3/31/16	500 MMBtu/Day	$2.420

The table below summarizes the amount of unrealized gain recognized as a component of Net income from the commodity swap contracts.

	Three Months Ended March 31,
	2015	2014

Unrealized gain on commodity swap contracts not designated as hedging instruments	$1,256,798	$-
Deferred unrealized gain on commodity swap contracts (1)	(1,134,512)	-
Unrealized gain included in Other income, net	$122,286	$-

(1)	Unrealized gains on commodity swap agreements incurred by the Company’s regulated subsidiaries have been deferred as a reduction of the regulatory asset on the Company’s Condensed Consolidated Balance Sheet. See Note 6 - Regulatory Assets and Liabilities.

The table below shows the line item in the Company’s Condensed Consolidated Balance Sheets where the fair value of the commodity swap contracts is included.

Fair Value of Derivative Instruments
	Liabilities
		March 31,	December 31,
	Balance Sheet Location	2015	2014
Derivatives not designated as hedging instruments

Commodity swap contracts	Derivative instruments	$1,766,472	$3,023,271

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Regulatory Assets and Liabilities

The following table summarizes the components of the Company’s regulatory asset and liability balances at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Current	Long-term	Current	Long-term

REGULATORY ASSETS
Recoverable cost of gas purchases	$3,964,691	$-	$692,117	$-
Deferred costs	489,996	1,592,507	489,996	1,715,006
Deferred loss on commodity swaps	1,737,873	-	2,872,385	-
Income taxes	-	296,819	-	296,819
Rate case costs	43,324	32,748	43,324	43,579
Total regulatory assets	$6,235,884	$1,922,074	$4,097,822	$2,055,404

REGULATORY LIABILITIES
Over-recovered gas purchases	$317,211	$-	$925,175	$-
Income taxes	-	83,161	-	83,161
Asset retirement costs	-	1,046,597	-	1,006,689
Total regulatory liabilities	$317,211	$1,129,758	$925,175	$1,089,850

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

Deferred Loss on Commodity Swaps

The Company’s regulated subsidiaries defer recognition of unrealized losses and gains on its commodity swap derivative instruments as regulatory assets and liabilities, respectively. Deferred losses and gains are recognized as a component of Cost of sales – natural gas purchased on the Company’s Consolidated Statement of Comprehensive Income during the period in which they are settled and recovered through rates. This regulatory asset will be recovered by the end of July 2015.

Income Taxes

The regulatory asset related to income taxes earns a return equal to that of the Company’s rate base and will be recovered through rates. The regulatory liability related to income taxes will be credited to our customers.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Costs

As a result of regulatory action by the PUCO, Orwell and Brainard accrue an estimated liability for removing certain classes of utility plant long-lived assets at the end of their useful lives. The liability is equal to a set percentage of the asset’s historic cost. These liabilities are accrued over the useful lives of the assets with the corresponding expense included as a portion of depreciation expense. Upon retirement of any assets included in these asset classes, any costs incurred to retire the asset will be recorded against this regulatory liability. Any costs in excess of the liability will be expensed as incurred and any residual liability in excess of incurred costs to retire the asset will act to reduce Orwell and Brainard’s future rates. As of March 31, 2015, none of the assets included in these asset classes have been retired.

Rate Case Costs

Rate case costs do not earn a return and will be amortized over a period of 2 to 3 years.

Note 7 – Credit Facilities and Long-Term Debt

Line of Credit

The Company has a revolving credit facility with the Bank of America with a maximum borrowing capacity of $30.0 million due April 1, 2017. On November 26, 2014, the Company entered into an amendment temporarily increasing the borrowing capacity by $10.0 million to a maximum of $40.0 million. In an order approving this temporary increase in borrowing capacity, the MPSC stated that any amounts borrowed under this increase in excess of $5.0 million would first require the approval of the MPSC. Amounts borrowed under this temporary increase have a maturity date of July 1, 2015. This revolving credit facility includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $24.7 million and $28.8 million at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, interest expense related to the line of credit was $177,000 and $145,000, respectively. The weighted average interest rate for the revolving credit facility was 2.46% and 2.39%, for the three months ended March 31, 2015 and 2014, respectively.

Notes Payable

The following table details the Company’s outstanding long-term debt balances at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014

LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	$8,750,000	$8,875,000
6.16%, Allstate/CUNA Senior unsecured note, due June 29, 2017	13,000,000	13,000,000
5.38%, Sun Life fixed rate note, due June 1, 2017	15,334,000	15,334,000
4.15%, Sun Life senior secured guaranteed note, due June 1, 2017	2,989,552	2,989,552
Vehicle and equipment financing loans	53,978	64,509
Total notes payable	40,127,530	40,263,061
Less: current portion	539,246	542,201
Notes payable, long-term portion	$39,588,284	$39,720,860

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

Sun Life

The Sun Life covenants restrict certain cash balances and require a debt service reserve account to be maintained to cover approximately one year of interest payments. The balance in the debt service reserve account was $0.9 million and $0.9 million at March 31, 2015 and December 31, 2014, respectively, and is included in restricted cash on the Company’s Condensed Consolidated Balance Sheets. The debt service reserve account cannot be used for operating cash needs.

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

The covenants require, on a consolidated basis, an interest coverage ratio of at least 2.0-to-1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense. The note defines EBITDA as net income plus the sum of interest expense, any provision for federal, state, and local taxes, depreciation, and amortization determined on a consolidated basis in accordance with GAAP, but excluding any extraordinary non-operating income or loss and any gain or loss from non-operating transactions. The interest coverage ratio is measured with respect to the obligors on a consolidated basis and also with respect to the Company and all of its subsidiaries on a consolidated basis. The notes also require that the Company does not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for the Obligors and again on a consolidated basis with respect to the Company and all of its subsidiaries.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 – Stock Compensation

2012 Incentive and Equity Award Plan

The 2012 Incentive and Equity Award Plan provides for the grant of options, restricted stock, performance awards, other stock-based awards and cash awards to certain eligible employees and directors. There are 500,000 shares authorized for issuance under the plan.

The Company recognized $0.1 million and $0.3 million in expense for the three months ended March 31, 2015 and 2014, respectively, related to the grant of 12,000 and 30,833 shares, respectively, of the Company’s common stock to the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date.

The Company recognized $5,000 in expense for the three months ended March 31, 2015 related to a grant of 5,000 restricted shares of the Company’s common stock awarded to the Company’s CEO in 2014 under the 2012 Incentive and Equity Award Plan. These shares will vest ratably on July 21, 2015, 2016, and 2017. During the vesting period, each restricted share has the same rights to dividend distributions and voting as any other common share of the Company.

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. There are 250,000 shares authorized for issuance under the plan. As of March 31, 2015, no awards had been granted under the plan.

Note 9 – Employee Benefit Plans

The Company has a 401(k) defined contribution plan which covers substantially all of its employees. The plan provides for an annual contribution of 3% of all employees’ salaries, with an additional contribution of 10% of each participant’s elective deferral, which is invested in shares of the Company’s common stock under the 401(k) plan. The expense related to the 401(k) plan for the three months ended March 31, 2015 and 2014 was $126,000 and $93,000, respectively.

The Company has sponsored a defined postretirement health plan (the "Retiree Health Plan") providing health and life insurance benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month in lieu of contracting for health and life insurance benefits. The amount of this payment is fixed and will not increase with medical trends or inflation. In addition, the Retiree Health Plan allows retirees between the ages of 60 and 65 and their spouses to remain on the same medical plan as active employees by contributing 125% of the current COBRA rate to retain this coverage. The amounts paid in excess of the current COBRA rate is held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of March 31, 2015 and December 31, 2014, the value of plan assets was $129,000 and $133,000, respectively. The assets remaining in the trust will be used to fund the plan until the assets are exhausted.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended March 31,
	2015	2014

Tax expense at statutory rate of 34%	$2,578,932	$2,737,798
State income tax, net of Federal tax expense	391,465	272,491
Amortization of deferred investment tax credits	(5,265)	(5,265)
Adjustment to tax return filed	-	40,914
Other	(47,487)	(12,082)

Total income tax expense	2,917,645	3,033,856
Less: income tax from discontinued operations	250,972	274,378

Income tax expense from continuing operations	$2,666,673	$2,759,478

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three months ended March 31, 2015 and 2014.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of March 31, 2015 and December 31, 2014, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the three months ended March 31, 2015 and 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2011 for federal and state returns remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 11 – Related Party Transactions

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, at March 31, 2015 and December 31, 2014. These amounts are presented on the balance sheet as Related parties under Accounts receivable and Accounts payable. During the three months ended March 31, 2015, the Company wrote-off $9,000 of related party receivables as uncollectable.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Accounts Receivable		Accounts Payable
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014

Cobra Pipeline	$178,596	$178,596	$-	$67,982
Orwell Trumbell Pipeline	105	-	86,789	102,231
Great Plains Exploration	932	959	9	9
Big Oats Oil Field Supply	1,548	4,752	-	-
John D. Oil and Gas Company	6,893	6,854	-	-
OsAir	39,387	35,329	-	97
Lake County Title	21,085	15,491	-	-
Other	4,511	8,121	-	-
Total related party balances	253,057	250,102	86,798	170,319
Less amounts included in discontinued operations	-	-	-	-
Total related party balances included in continuing operations	$253,057	$250,102	$86,798	$170,319

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Natural Gas Purchases & Transportation	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$369,761	$-	$8,000	$-	$-
Orwell Trumbell Pipeline	460,949	-	-	804	100
Great Plains Exploration	286,270	-	-	255	-
Big Oats Oil Field Supply	-	-	-	2,027	850
John D. Oil and Gas Company	-	-	-	144	-
OsAir	-	-	-	4,803	-
Lake Shore Gas	-	-	-	-	-
Lake County Title	-	-	-	-	7,241
Other	-	-	-	7,192	-
Total	$1,116,980	$-	$8,000	$15,225	$8,191

	Three Months Ended March 31, 2014
	Natural Gas Purchases & Transportation	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$338,335	$-	$8,000	$60,523	$-
Orwell Trumbell Pipeline	295,232	-	-	1,148	-
Great Plains Exploration	217,653	-	-	9,503	1,500
Big Oats Oil Field Supply	-	254,306	88,673	3,862	850
John D. Oil and Gas Company	285,138	-	-	143	16,500
OsAir	76,496	-	6,001	2,277	6,366
Lake Shore Gas	111,210	-	-	-	-
Lake County Title	-	-	-	-	20,435
Other	29,133	-	13,685	13,063	1,200
Total	$1,353,197	$254,306	$116,359	$90,519	$46,851

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company accrued a liability of approximately $211,000 and $111,000 due to companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for natural gas and natural gas transportation services used through March 31, 2015 and December 31, 2014, respectively, which had not yet been invoiced. The related expenses are included in the gas purchased line item in the accompanying Condensed Consolidated Statements of Comprehensive Income.

In addition, the Company had related party natural gas imbalances of $383,000 and $98,000 at March 31, 2015 and December 31, 2014, respectively, which were included in the Company’s natural gas inventory balance. These amounts represent quantities of natural gas due to the Company from natural gas transportation companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer.

Note 12 – Operating Segments

The Company classifies its segments to provide investors with a view of the business through management’s eyes. The Company primarily separates its state regulated utility businesses from the non-regulated marketing & production businesses. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing & production operations to the natural gas operations, inter-company accounts receivable and payable, equity, and subsidiary investments.

The following tables set forth summarized financial information for the Company’s natural gas, marketing & production, and corporate & other operations.

Three Months Ended March 31, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$51,366,887	$4,626,471	$-	$55,993,358
Intersegment elimination	(87,157)	(2,173,240)	-	(2,260,397)
Total operating revenue	51,279,730	2,453,231	-	53,732,961

COST OF SALES	33,948,510	4,480,129	-	38,428,639
Intersegment elimination	(87,157)	(2,173,240)	-	(2,260,397)
Total cost of sales	33,861,353	2,306,889	-	36,168,242

GROSS MARGIN	$17,418,377	$146,342	$-	$17,564,719

OPERATING EXPENSES	8,813,923	232,756	878,895	9,925,574
Intersegment elimination	(35,685)	-	-	(35,685)
Total operating expenses	8,778,238	232,756	878,895	9,889,889

OPERATING INCOME (LOSS)	$8,640,139	$(86,414)	$(878,895)	$7,674,830

DISCONTINUED OPERATIONS	$-	$-	$436,916	$436,916

NET INCOME (LOSS)	$5,113,360	$3,641	$(263,328)	$4,853,673

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2014

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$56,893,907	$7,929,773	$-	$64,823,680
Intersegment elimination	(86,544)	(3,240,417)	-	(3,326,961)
Total operating revenue	56,807,363	4,689,356	-	61,496,719

COST OF SALES	39,933,148	7,481,382	-	47,414,530
Intersegment elimination	(86,544)	(3,240,417)	-	(3,326,961)
Total cost of sales	39,846,604	4,240,965	-	44,087,569

GROSS MARGIN	$16,960,759	$448,391	$-	$17,409,150

OPERATING EXPENSES	7,819,884	382,458	1,196,161	9,398,503
Intersegment elimination	-	-	-	-
Total operating expenses	7,819,884	382,458	1,196,161	9,398,503

OPERATING INCOME (LOSS)	$9,140,875	$65,933	$(1,196,161)	$8,010,647

DISCONTINUED OPERATIONS	$-	$-	$481,946	$481,946

NET INCOME (LOSS)	$5,387,303	$20,801	$(389,613)	$5,018,491

Note 13 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made.

Richard M. Osborne Suits

On June 13, 2014, Richard M. Osborne, father of our chief executive officer and our former chairman and chief executive officer, filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne sought an order requiring us to provide him with “the minutes and any corporate resolutions for the past five years.” We had provided Mr. Osborne with all the board minutes he requested that had been approved by the board. On October 29, 2014, Mr. Osborne filed an amended complaint in this matter demanding minutes of the committees of the board of directors and additional board minutes which he claimed he was entitled to receive. On November 17, 2014, the defendants moved to dismiss Mr. Osborne’s amended complaint for failure to state a claim upon which relief can be granted, and for summary judgment. On February 11, 2015, the Court granted defendants’ motion, dismissing the case except for one allegation in one paragraph of Mr. Osborne’s amended complaint: that we failed to produce minutes of any board meeting that occurred between June 1, 2014 and June 13, 2014. The Court held in abeyance its ruling on this issue, to give Mr. Osborne 30 days to conduct discovery limited to determining whether any board meetings occurred during that two-week period. On February 13, 2015, Mr. Osborne voluntarily dismissed his Complaint, without prejudice. On April 28, 2015, Mr. Osborne essentially refiled this lawsuit in a different court, the Cuyahoga County Court of Common Pleas, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al.,” Case No. 15CV844836. Mr. Osborne is again seeking the board minutes at issue in the previously dismissed lawsuit. We believe the lawsuit, like its prior iteration, is wholly without merit and will vigorously contest it.

On June 26, 2014, Mr. Osborne filed a lawsuit against us and our board of directors captioned “Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al.,” Case No. 14CV001290, filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, among other things, Mr. Osborne (1) demanded payment of an earn-out associated with our purchase of assets from John D. Marketing, (2) alleged that the board of directors breached its fiduciary duties, primarily by removing Mr. Osborne as chairman of the board and chief executive officer, (3) sought injunctive relief to restrain our board members from “taking any actions on behalf of Gas Natural until they are in compliance with the law and the documents governing corporate governance,” and (4) asked the Court to enjoin the 2014 annual meeting that was scheduled to take place on July 30, 2014, and to delay it until such time that the board of directors would be “in compliance with the law and corporate governance.”

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mr. Osborne dismissed the above lawsuit on July 15, 2014, without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014, against us and our board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earn-out amount associated with our purchase of assets from John D. Marketing, (2) alleges that the board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order us to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties are currently conducting discovery in this lawsuit. We believe that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

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

Shareholders Suit

Beginning on December 10, 2013, five putative shareholder derivative lawsuits were filed by five different individuals, in their capacity as our shareholders, in the United States District Court for the Northern District of Ohio, purportedly on behalf of us and naming certain of our current and former executive officers and directors as individual defendants. These five shareholder lawsuits are captioned as follows: (1) Richard J. Wickham v. Richard M. Osborne, et al., (Case No. 1:13-cv-02718-LW); (2) John Durgerian v. Richard M. Osborne, et al., (Case No. 1:13-cv-02805-LW); (3) Joseph Ferrigno v. Richard M. Osborne, et al., (Case No. 1:13-cv-02822-LW); (4) Kyle Warner v. Richard M. Osborne, et al., (Case No. 1:14-cv-00007-LW) and (5) Gary F. Peters v. Richard M. Osborne, (Case No. 1:14-cv-0026-CAB). On February 6, 2014, the five lawsuits were consolidated solely for purposes of conducting limited pretrial discovery, and on February 21, 2014, the Court appointed lead counsel for all five lawsuits. No formal discovery has been conducted to date.

The consolidated action contains claims against various of our current or former directors or officers alleging, among other things, violations of federal securities laws, breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising primarily out of our acquisition of the Ohio utilities, services provided by JDOG Marketing and the acquisition of JDOG Marketing, and the sale of the our common stock by Richard M. Osborne, our former chairman and chief executive officer, and Thomas J. Smith, our former chief financial officer. The suit, in which we are named as a nominal defendant, seeks the recovery of unspecified damages allegedly sustained by us, corporate reforms, disgorgement, restitution, the recovery of plaintiffs’ attorney’s fees and other relief.

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

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2014, the magistrate judge assigned to the case issued a report and recommendation in response to the motion to dismiss. The magistrate judge recommended that the plaintiffs’ claims against the individual defendants with respect to the “unjust enrichment” allegation in the complaint be dismissed. The magistrate judge recommended that all other portions of the motion to dismiss be denied. The report and recommendation, the objections filed by the defendants, and the responses from the plaintiffs will all be reviewed by the trial judge assigned to the case who will then either adopt the report and recommendation in full, reject it in full, or adopt in part and modify in part. The parties engaged in settlement mediation on February 25, 2015. The parties failed to reach a settlement, but discussions are ongoing.

At this time we are unable to provide an estimate of any possible future losses that it may incur in connection to this suit. We carry insurance that it believes will cover any negative outcome associated with this action. This insurance carries a $250,000 deductible, which we have reached. Although we believe these insurance proceeds are available, we may incur costs and expenses related to the lawsuits that are not covered by insurance which may be substantial. Any unfavorable outcome of the pending lawsuits could adversely impact our business and results of operations.

Harrington Employment Suit

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. The appeal is fully briefed and is awaiting decision by the court. We continue to believe Mr. Harrington’s claims under Montana law are without merit, and will continue to vigorously defend this case on all grounds.

In our opinion, the outcome of these legal actions will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company, except as described above.

Special Committee of the Board Investigation

On March 26, 2014, the board of directors formed a special committee comprised of three independent directors to investigate the allegations contained in a letter received from one of our shareholders. The letter demands that the board take legal action to remedy alleged breaches of fiduciary duties by the board and certain of our executive officers in connection with the Order and Opinion issued by the PUCO on November 13, 2013. The special committee has the power to retain any advisors, including legal counsel and accounting, financial and regulatory advisors, that the committee determines to be appropriate to carry out its responsibilities in connection with its investigation. The special committee has prepared a report with the assistance of legal counsel and financial and regulatory advisors evaluating the allegations and the board is in the process of determining the position Gas Natural will take with respect to the letter. Although the Company believes that insurance proceeds are available for a portion of the cost of the investigation, the Company has incurred substantial costs and expenses related to the investigation that are not covered by insurance.

Note 14 – Subsequent Events

On April 6, 2015, the Company entered into a loan agreement and promissory note with NIL Funding Corporation (“NIL Funding”). Pursuant to the note and loan agreement, NIL Funding loaned Gas Natural $5.0 million, bearing an annual interest rate of 7.5%, and a maturity date of October 3, 2015. The note and loan agreement are subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding may, at its option, require the Company to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of the Company’s common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT.

The Company used proceeds from this loan, in part, to repay an intercompany payable owed to Energy West. On November 24, 2014, the MPSC issued an order directing, in part, that Energy West require Gas Natural to repay an intercompany payable to Energy West by December 24, 2014. In addition, the MPSC order restricts Energy West and its Montana, Maine, and North Carolina operating subsidiaries from paying dividends to Gas Natural until persuasive evidence can be presented that Energy West is on a sound financial footing and that effect has been given to the MPSC’s ring-fencing conditions; the strongest indication being the absence of ongoing balances owed to Energy West by Gas Natural. In its deliberations, the commission acknowledged the potential impracticability of ensuring the full repayment by December 24, 2014. From the date of the order, Energy West has made monthly compliance filings updating the staff of the MPSC of its progress to obtain funds to repay the intercompany payable. On April 9, 2015, Energy West filed a request to reinstate Energy West and its Montana, Maine, and North Carolina operating subsidiaries ability to pay dividends to Gas Natural.

NIL Funding is an affiliate of The InterTech Group, Inc. (“InterTech”). The Chairperson and Chief Executive Officer of InterTech is Anita G. Zucker. Ms. Zucker, as trustee of the Article 6 Marital Trust, under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, beneficially owns 940,000 shares, or 8.96%, of the Company’s outstanding common stock, as of February 9, 2015. A member of Gas Natural’s Board of Directors, Michael Bender, also currently serves as Director, Corporate Secretary, and Corporate Counsel of InterTech.

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

Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the Securities and Exchange Commission ("SEC") and our reports to shareholders, involve known and unknown risks and other factors that may cause our company's actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in six states and serving approximately 68,000 customers. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include marketing and production of natural gas. Approximately 95% of our revenues for the three months ended March 31, 2015 were derived from our natural gas utility operations. Our revenue is seasonal in nature; therefore, the largest portion of our operating revenue is generated during the colder months when our sales volumes increase considerably. The interim results on the accompanying condensed consolidated statement of comprehensive income are not indicative of the estimated results for a full fiscal year.

The following summarizes the critical events that impacted our results of operations during the three months ended March 31, 2015:

•	Revenue decreased primarily due to lower prices for gas passed on to our customers in our Ohio markets and lower sales volumes due to warmer weather in our Montana and North Carolina markets. This was partially offset by an increase in revenue in our Maine market due to higher sales volumes caused by colder weather and the activation of our Loring Pipeline operations. Revenue in our marketing and production segment decreased due to lower sales volumes, lower prices, and the loss of our LNG customer to pipeline competition.

•	Gross margin increased due to customer growth in all of our markets, amplified by colder weather in our Maine market.

•	Operating expense increased due to increased professional fees, insurance, depreciation and property taxes along with a decrease of capitalized labor.

Our financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing & Production Operations, and Corporate & Other.

RESULTS OF CONSOLIDATED OPERATIONS

	Three Months Ended March 31,		Amount Change
($ in thousands)	2015	2014	Favorable (Unfavorable)

Revenue	$53,733	$61,497	$(7,764)
Cost of sales	36,168	44,088	7,920

Gross margin	17,565	17,409	156

Operating expenses
Distribution, general & administrative	6,618	6,481	(137)
Maintenance	327	305	(22)
Depreciation amortization & accretion	1,890	1,684	(206)
Taxes other than income	1,003	921	(82)
Provision for doubtful accounts	52	8	(44)
Total operating expense	9,890	9,399	(491)

Operating income	7,675	8,010	(335)

Other income	277	95	182
Interest expense	(869)	(809)	(60)
Income before income taxes	7,083	7,296	(213)
Income tax expense	(2,666)	(2,760)	94
Income from continuing operations	4,417	4,536	(119)

Discontinued operations, net of tax	437	482	(45)

Net income	$4,854	$5,018	$(164)

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2014. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of March 31, 2015 and for the three month period ended March 31, 2015. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Income from Discontinued Operations — The 2015 and 2014 results of our Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC for more information regarding the sale of Independence. In addition, the 2015 and 2014 results of our Energy West Wyoming subsidiary, historically included in the Natural Gas Operations segment, and the results of our pipeline operations segment have also been classified as discontinued operations as a result of a sale agreement executed on October 10, 2014. See Item 1 – Financial Statements - Note 2 – Discontinued Operations for further detail. The Company’s income from discontinued operations for the three months ended March 31, 2015 was $437,000 or $0.04 per diluted share, compared to $482,000 or $0.05 per diluted share for the three months ended March 31, 2014. The income from discontinued operations of EWW and EWD decreased $44,000 to $454,000 for the three month period ended March 31, 2015 compared to $498,000 for the same period in 2014. The loss from discontinued operations of Independence increased $1,000 to a loss of $17,000 for the three month period ended March 31, 2015 compared to a loss of $16,000 the same period in 2014.

Income from Continuing Operations — Income for the three months ended March 31, 2015 was $4,417,000, or $0.42 per diluted share, compared to a net income of $4,536,000 or $0.43 per diluted share for the three months ended March 31, 2014. Net income from our natural gas operations decreased by $274,000 primarily due to increased general, administrative and depreciation expense, partially offset by a decrease in income tax expense. Net income from our gas marketing & production operations decreased by $17,000. Net loss from our corporate and other segment decreased by $127,000 primarily due to decreased general administrative expenses in 2015.

Revenues — Revenues decreased by $7,764,000 to $53,733,000 for the three months ended March 31, 2015 compared to $61,497,000 for the same period in 2014. The decrease was primarily attributable to; (1) a natural gas revenue decrease of $5,528,000 due to decreases in the price of natural gas in our Ohio markets passed through to our customers and decreased sales volumes due to warmer weather in our Montana markets, partially offset by an increase of $189,000 from the operation of our Loring Pipeline; and (2) a decrease of $2,236,000 in the revenue from our marketing & production operations primarily due to lower sales volumes and lower prices. Revenue from our LNG business decreased by $1,390,000 due to the loss of our LNG customer to pipeline competition in 2014.

Gross Margin — Gross margin increased by $156,000 to $17,565,000 for the three months ended March 31, 2015 compared to $17,409,000 for the same period in 2014. Our natural gas operation’s margins increased $457,000, due to increased sales volumes from continued customer growth in Maine, North Carolina and Ohio amplified by colder weather in our Maine market. Gross margin from our marketing & production operations decreased $302,000 primarily due to higher cost of gas in inventory used to supply sales volumes.

Operating Expenses — Operating expenses, other than cost of sales, increased by $491,000 to $9,890,000 for the three months ended March 31, 2015 compared to $9,399,000 for the same period in 2014. Operating expenses from our natural gas operations increased by $958,000 related to the following: (1) distribution, general and administrative expenses increased by $620,000 due to a decrease in capitalized labor of $209,000, an increase in outside and professional services of $107,000, an increase in insurance of $101,000, an increase in board fees of $97,000, and a $43,000 increase in bad debt expense; (2) depreciation and amortization expense increased by $263,000 primarily due to amortization expense related to the regulatory asset in Frontier of $123,000 not present in the prior year period, coupled with the increase of depreciable assets from capital expenditures in the last three quarters of 2014; and (3) taxes other than income increased by $85,000. Operating expenses in our corporate and other segment decreased by $317,000. The current period included expenses related to director stock compensation of $120,000, compared to $308,000 in the prior year period. Also included in the prior year period were expenses related to a write-off of $197,000 of construction work in progress related to a terminated software conversion project. Operating expenses in our marketing & production segment decreased by $150,000, of which $72,000 related to the LNG operations.

Other Income, net — Other income, net increased by $182,000 to $277,000 for the three months ended March 31, 2015 compared to $95,000 for the same period in 2014. This increase is primarily due to a $123,000 market to market gain on derivative liabilities. in our marketing and production operations, along with $26,000 interest income in 2015 related to discounts on the repayment of the build to suit liability.

Interest Expense — Interest expense increased by $60,000 to $869,000 for the three months ended March 31, 2015 compared to $809,000 in 2014.

Income Tax Expense — Income tax expense decreased by $93,000 to $2,667,000 for the three months ended March 31, 2015 compared to $2,760,000 for the same period in 2014. The decrease is primarily due to a decrease in pre-tax income. The Company’s effective tax rate decreased to 37.6% for the three months ended March 31, 2015 compared to 37.8% in the 2014 period.

Net Income (Loss) by Segment and Service Area

The components of net income for the three months ended March 31, 2015 and 2014 are:

	Three Months Ended March 31,
($ in thousands)	2015	2014

Natural Gas Operations
Energy West Montana (MT)	$634	$885
Frontier Natural Gas (NC)	1,040	1,092
Bangor Gas (ME)	1,495	1,393
Ohio Companies (OH)	1,926	1,980
Public Gas (KY)	18	37
Total Natural Gas Operations	5,113	5,387
Marketing & Production Operations	4	21
Corporate & Other	(700)	(872)

Income from Continuing Operations	4,417	4,536

Discontinued Operations
Energy West Wyoming (WY)	412	446
Pipeline operations	42	52
Propane Operations	(17)	(16)
Income from discontinued operations	437	482

Consolidated Net Income	$4,854	$5,018

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

     Income Statement

	Three Months Ended March 31,
($ in thousands)	2015	2014

Natural Gas Operations
Operating revenues	$51,279	$56,807
Gas Purchased	33,861	39,846
Gross Margin	17,418	16,961
Operating expenses	8,778	7,820
Operating income	8,640	9,141
Other income	206	107
Income before interest and taxes	8,846	9,248
Interest expense	(671)	(665)
Income before income taxes	8,175	8,583
Income tax expense	(3,062)	(3,196)

Net Income	$5,113	$5,387

    Operating Revenues

	Three Months Ended March 31,
($ in thousands)	2015	2014

Full Service Distribution Revenues
Residential	$24,241	$26,084
Commercial	22,689	26,540
Other	21	25
Total full service distribution	46,951	52,649

Transportation	4,040	3,870
Bucksport	288	288

Total operating revenues	$51,279	$56,807

    Utility Throughput

	Three Months Ended March 31,
(in million cubic feet (MMcf))	2015	2014

Full Service Distribution
Residential	2,527	2,582
Commercial	2,059	2,127
Total full service	4,586	4,709

Transportation	3,306	3,346
Bucksport	128	957

Total Volumes	8,020	9,012

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended		Percent Colder (Warmer)
		March 31,		2015 Compared to
	Normal	2015	2014	Normal	2014

Great Falls, MT	3,211	2,778	3,590	(13.48)%	(22.62)%
Bangor, ME	3,576	4,453	4,039	24.52%	10.25%
Elkin, NC	2,708	2,282	2,434	(15.73)%	(6.24)%
Lancaster, OH	2,853	3,320	3,378	16.37%	(1.72)%
Jackson, KY	2,277	2,631	2,696	15.55%	(2.41)%

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenues and Gross Margin

Revenues decreased by $5,528,000 to $51,279,000 for the three months ended March 31, 2015 compared to $56,807,000 for the same period in 2014. This decrease is the result of the following factors:

1)	Revenue from our Maine and North Carolina markets increased by $442,000 primarily due to continued customer growth magnified by colder weather in Maine. Volumes increased from full service and transportation customers by 255 MMcf for the quarter ended March 31, 2015 compared to the same period in 2014, contributing to the increase in revenue. The Loring pipeline, which started transport services in September 2014, contributed additional revenue of $189,000.

2)	Revenues from our Ohio market decreased $4,036,000. Revenue to full service customers decreased $4,104,000, primarily due to lower prices paid for natural gas passed on to our customers. Partially offsetting this decrease in revenue was an increase in volumes sold of 38 MMcf during the 2015 quarter compared to the same period in 2014.

3)	Revenue from our Montana market decreased $1,917,000 primarily caused by a volume decrease of 261 MMcf during the 2015 quarter compared to the same period in 2014, due to much warmer weather in 2015.

4)	Revenue from our Kentucky market decreased $16,000 during the 2015 quarter compared to the same period in 2014.

Gas purchases decreased by $5,985,000 to $33,861,000 for the three months ended March 31, 2015 compared to $39,846,000 for the same period in 2014. This decrease is primarily due to decreases in the price paid for natural gas in our Ohio markets as well as decreases in our sales volumes in our Montana markets. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin increased by $457,000 to $17,418,000 for the three months ended March 31, 2015 compared to $16,961,000 for the same period in 2014. Gross margin in our Ohio market increased by $157,000 primarily due to growth in our customer base. Increased customer growth in our Maine and North Carolina markets, coupled with colder weather in Maine, resulted in a $542,000 increase in gross margin. Gross margin in our Montana markets decreased by $255,000 as a result of lower sales volumes due to warmer weather. Kentucky increased gross margin by $14,000.

Earnings

The Natural Gas Operations segment’s net income for the three months ended March 31, 2015 was $5,113,000 or $0.48 per diluted share, compared to earnings of $5,387,000, or $0.52 per diluted share for the three months ended March 31, 2014.

Operating expenses increased by $958,000 to $8,778,000 for the three months ended March 31, 2015 compared to $7,820,000 for the same period in 2014. Distribution, general and administrative expenses increased by $620,000 due to a decrease in capitalized labor of $209,000, an increase in insurance of $101,000, an increase in outside and professional services of $107,000 and an increase in board fees of $97,000. Depreciation and amortization increased by $263,000 primarily due to the amortization of the regulatory asset in Frontier of $123,000, coupled with the existence of more depreciable assets from capital expenditures in the last three quarters of 2014. Taxes other than income increased by $85,000 primarily due to a $59,000 increase in personal property taxes and a $56,000 increase in gross receipts tax in our Ohio utilities. This was partially offset by a decrease of $35,000 in PSC tax in our Montana utility.

Other income increased by $99,000 to $206,000 for the three months ended March 31, 2015 compared to $107,000 for the same period in 2014. Interest income decreased $54,000 due to interest income allowed on deferred gas costs in our North Carolina market in 2014. This was partially offset by an increase of $25,000 in interest income related to discounts received on the repayments on the build-to-suit liability. Gains on disposal of property increased $19,000 for the three months ended March 31, 2015 compared to the same period in 2014. Other corporate and other expenses increased $102,000 to income of $132,000 for the three months ended March 31, 2015 compared to income of $30,000 in the same period in 2014. Our Maine and North Carolina recorded an increase in income from penalties and late fees of $29,000 and in the 2014 period our Ohio subsidiaries recorded other expense of $76,000 for civil fines related to the GCR audit.

Interest expense increased by $6,000 to $671,000 for the three months ended March 31, 2015 compared to $665,000 for the same period in 2014.

Income tax expense decreased by $134,000 to $3,062,000 for the three months ended March 31, 2015 compared to $3,196,000 for the same period in 2014 primarily due to the decrease in pre-tax income in 2015 compared to the 2014 period.

MARKETING & PRODUCTION OPERATIONS

    Income Statement

	Three Months Ended March 31,
($ in thousands)	2015	2014

Marketing and Production Operations
Operating revenues	$2,453	$4,689
Gas Purchased	2,307	4,241
Gross Margin	146	448
Operating expenses	232	382
Operating income	(86)	66
Other income (expense)	123	(1)
Income before interest and taxes	37	65
Interest expense	(31)	(32)
Income before income taxes	6	33
Income tax expense	(2)	(12)

Net Income	$4	$21

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Revenues and Gross Margin

Revenues decreased by $2,236,000 to $2,453,000 for the three months ended March 31, 2015 compared to $4,689,000 for the same period in 2014. Our GNR subsidiary contributed revenue of $1,327,000 which is a decrease of $309,000 from the 2014 quarter primarily due to lower prices charged to customers. Revenue decreased from our EWR marketing & production operations by $538,000 to $1,112,000 in the 2015 period primarily due to lower sales volumes and lower prices for volumes sold. Revenue from our LNG business decreased by $1,390,000 due to the loss of our LNG customer to pipeline competition in 2014.

Gross margin decreased by $302,000 to $146,000 for the three months ended March 31, 2015 compared to $448,000 for the same period in 2014. Gross margin from our EWR marketing operations decreased by $60,000 due to higher cost of gas in inventory used to supply sales volumes. Gross margin from our LNG business and from our production operation decreased by $215,000 and $19,000, respectively. GNR’s margin decreased $7,000 to $152,000 for the three months ended March 31, 2015 from $159,000 in the 2014 period.

Earnings

The Marketing & Production segment’s income for the three months ended March 31, 2015 was $4,000, or $0.00 per diluted share, compared to income of $21,000, or $0.00 per diluted share for the three months ended March 31, 2014.

Operating expenses decreased by $150,000 to $232,000 for the three months ended March 31, 2015 compared to $382,000 for the same period in 2014. Operating expenses related to our LNG operations decreased $72,000 in 2015 compared to the first quarter in 2014. The remaining decrease was primarily due to decreased salaries and professional services.

Other income (expense) increased by $124,000 to $123,000 for the three months ended March 31, 2015 compared to expense of $1,000 for the same period in 2014, due to a $123,000 mark-to-market gain on derivative liabilities.

Income tax expense decreased by $10,000 to $2,000 for the three months ended March 31, 2015 compared to $12,000 for the same period in 2014 primarily due to the decrease in pre-tax income in 2015 compared to the 2014 period.

CORPORATE & OTHER OPERATIONS

Our Corporate and Other reporting segment is intended primarily to encompass the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with Gas Natural’s holding company functions. It also includes the results of our insurance business. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

 Income Statement

	Three Months Ended March 31,
($ in thousands)	2015	2014

Corporate and Other
Operating revenues	$-	$-
Gas Purchased	-	-
Gross Margin	-	-
Operating expenses	879	1,196
Operating loss	(879)	(1,196)
Other expense	(51)	(12)
Loss before interest and taxes	(930)	(1,208)
Interest expense	(167)	(112)
Loss before income taxes	(1,097)	(1,320)
Income tax benefit	397	448
Loss from continuing operations	(700)	(872)
Discontinued operations	437	482

Net Loss	$(263)	$(390)

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Results of corporate and other operations for the three months ended March 31, 2015 include administrative costs of $879,000, corporate expenses of $29,000, expenses related to the sale of our Wyoming subsidiaries of $22,000, interest expense of $167,000, offset by an income tax benefit of $397,000, for a net loss from continuing operations of $700,000. Included in administrative costs is expense related to director stock compensation awards of $120,000.

Results of corporate and other operations for the three months ended March 31, 2014 include administrative costs of $1,196,000, acquisition related costs of $5,000, corporate expenses of $10,000, interest expense of $112,000, offset by an income tax benefit of $448,000, and interest income of $3,000, for a net loss from continuing operations of $872,000. Included in administrative costs is expense related to director stock compensation awards of $308,000, and the write-off of $197,000 of construction work in progress related to a software conversion project that has been terminated.

Loss from discontinued operations

Discontinued operations of the prior and current periods represent the results of operations related to the sale of the Independence assets, our Energy West Wyoming subsidiary, and the Shoshone & Glacier pipeline assets. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence. See Note 2 – Discontinued Operations to the notes of our consolidated financial statements in this 10-Q for more information regarding the sale of Energy West Wyoming and the Shoshone & Glacier pipeline assets. Net income from discontinued operations decreased by $45,000 to income of $437,000 for the three months ended March 31, 2015 as compared to income of $482,000 for the same period in 2014 primarily due to increased employee benefits expense.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Cash provided by discontinued operations is presented separately from cash flows from continuing operations in the Consolidated Statement of Cash Flows. The disposition of Energy West Wyoming and the Shoshone & Glacier pipeline assets is not expected to have a material negative impact on the Company’s liquidity.

Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying Condensed Consolidated Balance Sheets. We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities.

Cash, excluding restricted cash, increased to $2.7 million at March 31, 2015, compared to $1.6 million at December 31, 2014.

	Three Months Ended March 31,
	2015	2014

Cash Flows from Continuing Operations
Cash provided by operating activities	$8,032	$5,567
Cash used in investing activities	(2,370)	(5,455)
Cash used in financing activities	(6,159)	(2,439)
Decrease in cash	$(497)	$(2,327)

Cash Flows from Discontinued Operations
Cash provided by operating activities	$1,813	$635
Cash used in investing activities	(180)	(71)
Increase in cash	$1,633	$564

Operating Cash Flow

For the three months ended March 31, 2015, cash provided by operating activities increased by $2.5 million as compared to the three months ended March 31, 2014. Major items affecting operating cash flows included a $164,000 decrease in net income, a $4.4 million increase in accounts payable payments, a $3.4 million increase in collections of recoverable costs of gas, a $1.5 million increase in unbilled revenue, a $0.9 million increase in accounts receivable receipts, a $0.7 million increase in other current liabilities, a $0.6 million decrease in prepayments, and a $0.3 million decrease in inventory purchases.

Investing Cash Flow

For the three months ended March 31, 2015, cash used in investing activities decreased by $3.1 million as compared to the three months ended March 31, 2014. The decrease is primarily attributable to a decrease of $3.2 million in cash paid for capital expenditures, a $19,000 increase in proceeds from the sale of fixed assets, and a decrease of $131,000 in contributions in aid of construction.

Capital Expenditures

Our capital expenditures for continuing operations totaled $2.5 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving line of credit.

The majority of our capital spending is focused on the growth of our Natural Gas Operations segment. We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those areas.

Estimated Capital Expenditures

The table below details our capital expenditures for the three months ended March 31, 2015 and 2014 and provides an estimate of future capital expenditure cash requirements for the remainder of the year.

	Three Months Ended		Remaining Cash
	March 31,		Requirements through
($ in thousands)	2015	2014	December 31, 2015

Natural Gas Operations	$2,402	$5,642	$5,637
Marketing & Production Operations	18	60	-
Corporate & Other Operations	73	16	-

Total Capital Expenditures	$2,493	$5,718	$5,637

We expect to fund our future cash requirements for capital expenditures through December 31, 2015 from cash provided by operating activities.

Financing Cash Flow

For the three months ended March 31, 2015, cash used in financing activities increased by $3.7 million as compared with the three months ended March 31, 2014. The change is primarily due to $3.1 million in additional net payments on our line of credit, in addition to an increase in payments on the build-to-suit liability in 2015 of $567,000.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer account receivables are greatest during the winter months. We use our credit facility with Bank of America, shown as line of credit on the accompanying Condensed Consolidated Balance Sheets, to maintain liquidity. Our use of the revolving line of credit was $24.7 million and $23.6 million at March 31, 2015 and 2014, respectively. We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $40.1 and $43.6 million at March 31, 2015 and 2014, respectively, including the amount due within one year.

The following discussion describes our credit facilities as of March 31, 2015.

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

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $24.7 million and $28.8 million at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, interest expense related to the line of credit was $177,000 and $145,000, respectively. The weighted average interest rate for the revolving credit facility was 2.46% and 2.39%, for the three months ended March 31, 2015 and 2014, respectively.

Bank of America Term Loan

Energy West entered into a $10.0 million term loan with Bank of America with a maturity date of April 1, 2017 (the "Term Loan"). The Term Loan portion of the Bank of America credit agreement has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan is amortized at a rate of $125,000 per quarter. As of March 31, 2015, the Company had not exercised the interest rate swap provision for the fixed interest rate.

For the three months ended March 31, 2015 and 2014, the weighted average interest rate was 2.17% and 2.16%, respectively, resulting in interest expense of $48,200 and $50,400, respectively. The balance outstanding on the Term Loan at March 31, 2015 and December 31, 2014 was $8,750,000 and $8,875,000, respectively.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes with Allstate/CUNA, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Interest expense was $200,200 for the three months ended March 31, 2015 and 2014.

Sun Life Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together "the Issuers"), issued a $15.3 million, 5.38% Senior Secured Guaranteed Fixed Rate Note due June 1, 2017 ("Fixed Rate Note"). The Fixed Rate Note is governed by a Note Purchase Agreement (“NPA”). Concurrent with the funding and closing of the note, which occurred on May 3, 2011, the parties executed amended note purchase agreements that are substantially the same as the note purchase agreements executed on November 2, 2010. On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note to cure certain breaches of covenants. The Company has remedied the breaches and is currently in compliance with the covenants.

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

Payments for the Fixed Rate Note prior to maturity are interest-only.

For the three months ended March 31, 2015 and 2014, interest expense related to the Fixed Rate Note was $206,242.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original NPA dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains, Lightning Pipeline, Gas Natural and Sun Life. The Senior Note bears an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017. The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio subsidiaries. For the three months ended March 31, 2015 and 2014, the interest expense related to the Senior Note was $30,752.

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

The Sun Life Fixed Rate Note and Senior Note contain various covenants, which include, among others, limitations on total dividends and distributions, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios as outlined below.

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

The Fixed Rate Note requires, on a consolidated basis, an interest coverage ratio of at least 2.0-to-1.0, measured quarterly on a trailing four quarter basis. The note generally defines the interest coverage ratio as the ratio of EBITDA to gross interest expense. The note defines EBITDA as net income plus the sum of interest expense, any provision for federal, state, and local taxes, depreciation, and amortization determined on a consolidated basis in accordance with GAAP, but excluding any extraordinary non-operating income or loss and any gain or loss from non-operating transactions. The interest coverage ratio is measured with respect to the Obligors on a consolidated basis and also with respect to the Company and all of its subsidiaries, on a consolidated basis. The notes also require that the Company does not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization is measured on a consolidated basis for the Obligors, and again on a consolidated basis with respect to the Company and all of its subsidiaries.

Additionally, Sun Life restricted certain cash balances and required a debt service reserve account to be created to cover approximately one year of interest payments. The balance in the debt service reserve account was $0.9 million and $0.9 million at March 31, 2015 and December 31, 2014, respectively, and is included in restricted cash. The debt service reserve account cannot be used for operating cash needs.

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

In 2014, our maximum borrowing capacity under the revolving line of credit was temporarily increased by $10.0 million to a maximum borrowing capacity of $40.0 million. The MPSC restricted borrowing on this increased borrowing capacity to $5.0 million unless Energy West receives express permission from the commission. In addition, the uncommitted $5.0 million of borrowing capacity increase does not count toward the $11.2 million requirement which must be used or available for Energy West.

We continue to monitor our compliance under these ring fencing provisions on a monthly basis. The amount available to be drawn on the Bank of America line of credit after giving effect to the $11.2 million allocation to Energy West Montana was $1.5 million at March 31, 2015. We believe we are currently in compliance with all ring fencing provisions.

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

Item 3. Quantitative And Qualitative Disclosure About Market Risk

There have been no material changes in market risk at March 31, 2015 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Beginning on December 10, 2013, five putative shareholder derivative lawsuits were filed by five different individuals, in their capacity as our shareholders, in the United States District Court for the Northern District of Ohio, purportedly on behalf of us and naming certain of our current and former executive officers and directors as individual defendants. These five shareholder lawsuits are captioned as follows: (1) Richard J. Wickham v. Richard M. Osborne, et al., (Case No. 1:13-cv-02718-LW); (2) John Durgerian v. Richard M. Osborne, et al., (Case No. 1:13-cv-02805-LW); (3) Joseph Ferrigno v. Richard M. Osborne, et al., (Case No. 1:13-cv-02822-LW); (4) Kyle Warner v. Richard M. Osborne, et al., (Case No. 1:14-cv-00007-LW) and (5) Gary F. Peters v. Richard M. Osborne, (Case No. 1:14-cv-0026-CAB). On February 6, 2014, the five lawsuits were consolidated solely for purposes of conducting limited pretrial discovery, and on February 21, 2014, the Court appointed lead counsel for all five lawsuits. No formal discovery has been conducted to date.

The consolidated action contains claims against various of our current or former directors or officers alleging, among other things, violations of federal securities laws, breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising primarily out of our acquisition of the Ohio utilities, services provided by JDOG Marketing and the acquisition of JDOG Marketing, and the sale of the our common stock by Richard M. Osborne, our former chairman and chief executive officer, and Thomas J. Smith, our former chief financial officer. The suit, in which we are named as a nominal defendant, seeks the recovery of unspecified damages allegedly sustained by us, corporate reforms, disgorgement, restitution, the recovery of plaintiffs’ attorney’s fees and other relief.

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

On September 24, 2014, the magistrate judge assigned to the case issued a report and recommendation in response to the motion to dismiss. The magistrate judge recommended that the plaintiffs’ claims against the individual defendants with respect to the “unjust enrichment” allegation in the complaint be dismissed. The magistrate judge recommended that all other portions of the motion to dismiss be denied. The report and recommendation, the objections filed by the defendants, and the responses from the plaintiffs will all be reviewed by the trial judge assigned to the case who will then either adopt the report and recommendation in full, reject it in full, or adopt in part and modify in part. The parties engaged in settlement mediation on February 25, 2015. The parties failed to reach a settlement, but discussions are ongoing.

At this time we are unable to provide an estimate of any possible future losses that we may incur in connection to this suit. We carry insurance that we believes will cover any negative outcome associated with this action. This insurance carries a $250,000 deductible, which we have reached. Although we believe these insurance proceeds are available, we may incur costs and expenses related to the lawsuits that are not covered by insurance which may be substantial. Any unfavorable outcome of the pending lawsuits could adversely impact our business and results of operations.

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. The appeal is fully briefed and is awaiting decision by the court. We continue to believe Mr. Harrington’s claims under Montana law are without merit, and will continue to vigorously defend this case on all grounds.

On June 13, 2014, Richard M. Osborne, father of our chief executive officer and our former chairman and chief executive officer, filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne sought an order requiring us to provide him with “the minutes and any corporate resolutions for the past five years.” We had provided Mr. Osborne with all the board minutes he requested that had been approved by the board. On October 29, 2014, Mr. Osborne filed an amended complaint in this matter demanding minutes of the committees of the board of directors and additional board minutes which he claimed he was entitled to receive. On November 17, 2014, the defendants moved to dismiss Mr. Osborne’s amended complaint for failure to state a claim upon which relief can be granted, and for summary judgment. On February 11, 2015, the Court granted defendants’ motion, dismissing the case except for one allegation in one paragraph of Mr. Osborne’s amended complaint: that we failed to produce minutes of any board meeting that occurred between June 1, 2014 and June 13, 2014. The Court held in abeyance its ruling on this issue, to give Mr. Osborne 30 days to conduct discovery limited to determining whether any board meetings occurred during that two-week period. On February 13, 2015, Mr. Osborne voluntarily dismissed his Complaint, without prejudice. On April 28, 2015, Mr. Osborne essentially refiled this lawsuit in a different court, the Cuyahoga County Court of Common Pleas, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al.,” Case No. 15CV844836. Mr. Osborne is again seeking the board minutes at issue in the previously dismissed lawsuit. We believe the lawsuit, like its prior iteration, is wholly without merit and will vigorously contest it.

On June 26, 2014, Mr. Osborne filed a lawsuit against us and our board of directors captioned “Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al.,” Case No. 14CV001290, filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, among other things, Mr. Osborne (1) demanded payment of an earn-out associated with our purchase of assets from John D. Marketing, (2) alleged that the board of directors breached its fiduciary duties, primarily by removing Mr. Osborne as chairman of the board and chief executive officer, (3) sought injunctive relief to restrain our board members from “taking any actions on behalf of Gas Natural until they are in compliance with the law and the documents governing corporate governance,” and (4) asked the Court to enjoin the 2014 annual meeting that was scheduled to take place on July 30, 2014, and to delay it until such time that the board of directors would be “in compliance with the law and corporate governance.”

Mr. Osborne dismissed the above lawsuit on July 15, 2014, without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014, against us and our board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earn-out amount associated with our purchase of assets from John D. Marketing, (2) alleges that the board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order us to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties are currently conducting discovery in this lawsuit. We believe that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

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

Item 5. Other Information

Special Committee of the Board Investigation

On March 26, 2014, the board of directors formed a special committee comprised of three independent directors to investigate the allegations contained in a letter received from one of our shareholders. The letter demands that the board take legal action to remedy alleged breaches of fiduciary duties by the board and certain of our executive officers in connection with the Order and Opinion issued by the PUCO on November 13, 2013. The special committee has the power to retain any advisors, including legal counsel and accounting, financial and regulatory advisors, that the committee determines to be appropriate to carry out its responsibilities in connection with its investigation. The special committee has prepared a report with the assistance of legal counsel and financial and regulatory advisors evaluating the allegations and the board is in the process of determining the position Gas Natural will take with respect to the letter. Although the Company believes that insurance proceeds are available for a portion of the cost of the investigation, the Company has incurred substantial costs and expenses related to the investigation that are not covered by insurance.

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

Gas Natural Inc.

May 11, 2015	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(principal financial officer)

