Form 10-Q
period 2015-06-30
Gas Natural Inc.
filed 2015-08-10
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Registrant’s telephone number, including area code: (440) 701-5100

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

The number of shares outstanding of the registrant’s common stock as of August 6, 2015 was 10,499,637 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of June 30, 2015

GLOSSARY OF TERMS

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

GNR. Gas Natural Resources, LLC.

GNSC. Gas Natural Service Company, LLC.

GPL. Great Plains Land Development Co., Ltd.

Great Plains. Great Plains Natural Gas Company.

Independence. Independence Oil, LLC.

JDOG Marketing. John D. Oil and Gas Marketing Company, LLC.

KPSC. Kentucky Public Service Commission.

Kykuit. Kykuit Resources, LLC.

Lake County Title. Lake County Title LLC.

Lake Shore Gas. Lake Shore Gas Storage, Inc.

LIBOR. London Interbank Offered Rate (1 Month)

Lightning Pipeline. Lightning Pipeline Company, Inc.

LNG. Liquefied Natural Gas.

Lone Wolfe. Lone Wolfe Insurance, LLC.

Loring. Loring Pipeline (a leased pipeline owned by Bangor Gas Company)

MMcf. One million cubic feet, used in reference to natural gas.

MPSC. The Montana Public Service Commission.

MPUC. The Maine Public Utilities Commission.

NCUC. The North Carolina Utilities Commission.

NEO. Northeast Ohio Natural Gas Corp.

NIL Funding. NIL Funding Corporation

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

USPF. United States Power Fund, L.P.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,328,471	$1,585,926
Accounts receivable
Trade, less allowance for doubtful accounts of $286,489 and $370,909, respectively	5,808,510	12,095,535
Related parties	220,876	250,101
Unbilled gas	1,716,361	7,630,852
Note receivable, current portion	726	2,070
Inventory
Natural gas	3,502,822	5,301,895
Materials and supplies	2,668,307	2,300,990
Prepaid income taxes	431,681	431,681
Regulatory assets, current	3,139,033	4,097,822
Deferred tax asset	602,923	635,195
Prepayments and other	1,019,511	986,941
Assets held for sale	2,712,579	802,436
Discontinued operations	10,483,892	11,653,934
Total current assets	34,635,692	47,775,378

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	190,571,852	187,566,638
Less accumulated depreciation, depletion and amortization	(47,245,750)	(45,555,553)
PROPERTY, PLANT, & EQUIPMENT, NET	143,326,102	142,011,085

OTHER ASSETS
Notes receivable, less current portion	36,528	90,345
Regulatory assets, non-current	1,788,743	2,055,404
Debt issuance costs, net of amortization	877,818	1,079,447
Goodwill	15,872,247	16,155,672
Customer relationships, net of amortization	2,777,986	2,927,500
Restricted cash	1,897,683	1,897,677
Other assets	38,179	11,404
Total other assets	23,289,184	24,217,449
TOTAL ASSETS	$201,250,978	$214,003,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$120,155	$194,524
Line of credit	18,700,000	28,760,799
Accounts payable
Trade	5,194,009	14,115,367
Related parties	24,095	170,319
Notes payable, current portion	530,291	542,201
Short-term note payable - related party	5,000,000	-
Contingent consideration, current	671,638	671,638
Derivative instruments	320,190	3,023,271
Accrued liabilities	3,461,371	4,860,663
Accrued liabilities - related parties	82,817	111,133
Customer deposits, current	451,522	634,090
Obligation under capital lease, current	188,224	188,224
Regulatory liability, current	1,446,654	925,175
Build-to-suit liability	6,847,427	5,597,287
Other current liabilities	922,682	940,643
Liabilities held for sale	181,793	61,416
Discontinued operations	540,986	544,432
Total current liabilities	44,683,854	61,341,182

LONG-TERM LIABILITIES
Deferred investment tax credits	102,662	113,193
Deferred tax liability	12,544,216	10,538,394
Asset retirement obligation	1,217,595	1,196,518
Customer advances for construction	1,024,206	993,681
Regulatory liability, non-current	1,170,136	1,089,850
Customer deposits	949,540	949,540
Obligation under capital lease, less current	1,674,714	1,674,714
Contingent consideration, less current	75,362	75,362
Total long-term liabilities	18,758,431	16,631,252

NOTES PAYABLE, less current portion	39,461,182	39,720,860

COMMITMENTS AND CONTINGENCIES (see Note 14)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value; Authorized: 30,000,000 shares, respectively; Issued: 10,494,011 and 10,487,511 shares, respectively; Outstanding: 10,494,011 and 10,487,511 shares, respectively	1,573,352	1,573,127
Capital in excess of par value	63,925,018	63,826,341
Retained earnings	32,849,141	30,911,150
Total stockholders’ equity	98,347,511	96,310,618
TOTAL CAPITALIZATION	137,808,693	136,031,478
TOTAL LIABILITIES AND CAPITALIZATION	$201,250,978	$214,003,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Natural gas operations	$14,767,783	$18,977,005	$66,047,513	$75,784,368
Marketing and production	1,278,299	1,522,914	3,731,530	6,212,270
Total revenues	16,046,082	20,499,919	69,779,043	81,996,638

COST OF SALES
Natural gas purchased	7,474,085	10,671,634	41,335,438	50,518,238
Marketing and production	1,071,569	1,436,158	3,378,458	5,677,123
Total cost of sales	8,545,654	12,107,792	44,713,896	56,195,361

GROSS MARGIN	7,500,428	8,392,127	25,065,147	25,801,277

OPERATING EXPENSES
Distribution, general, and administrative	6,369,218	6,267,338	12,986,821	12,747,746
Maintenance	287,751	319,466	615,231	624,546
Depreciation and amortization	1,658,495	1,678,661	3,537,216	3,347,983
Accretion	9,897	13,050	21,077	27,278
Provision for doubtful accounts	46,586	813,452	98,328	821,731
Taxes other than income	1,005,294	1,039,209	2,008,457	1,960,395
Total operating expenses	9,377,241	10,131,176	19,267,130	19,529,679

OPERATING INCOME (LOSS)	(1,876,813)	(1,739,049)	5,798,017	6,271,598

Loss from unconsolidated affiliate	-	(4)	-	(977)
Other income, net	38,405	158,549	316,027	259,325
Acquisition expense	-	(1,869)	-	(7,197)
Interest expense	(886,099)	(760,969)	(1,755,121)	(1,570,068)
Income (loss) before income taxes	(2,724,507)	(2,343,342)	4,358,923	4,952,681

Income tax benefit (expense)	1,012,433	849,843	(1,654,240)	(1,909,635)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,712,074)	(1,493,499)	2,704,683	3,043,046

Discontinued operations, net of tax	212,879	64,881	649,795	546,827

NET INCOME (LOSS)	$(1,499,195)	$(1,428,618)	$3,354,478	$3,589,873

Basic weighted shares outstanding	10,487,610	10,468,961	10,487,561	10,468,961
Dilutive effect of stock options	-	-	1,320	429
Diluted weighted shares outstanding	10,487,610	10,468,961	10,488,881	10,469,390

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.16)	$(0.14)	$0.26	$0.29
Discontinued operations	0.02	0.01	0.06	0.05
Net income (loss) per share	$(0.14)	$(0.13)	$0.32	$0.34

Dividends declared per common share (see Note 15)	$-	$0.135	$0.135	$0.270

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(1,499,195)	$(1,428,618)	$3,354,478	$3,589,873
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain on available for sale securities, net of tax of $0, $2,950, $0, and $1,623, respectively	-	5,150	-	4,227

COMPREHENSIVE INCOME (LOSS)	$(1,499,195)	$(1,423,468)	$3,354,478	$3,594,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,354,478	$3,589,873
Less income from discontinued operations	649,795	546,827
Income from continuing operations	2,704,683	3,043,046

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,537,216	3,347,983
Accretion	21,077	27,278
Amortization of debt issuance costs	352,758	204,019
Provision for doubtful accounts	98,328	821,731
Stock based compensation	98,902	308,330
Loss on goodwill and asset impairments	393,107	-
Loss (gain) on sale of assets	(35,323)	4,292
Loss from unconsolidated affiliate	-	977
Change in fair value of derivative financial instruments	(135,120)	-
Investment tax credit	(10,531)	(10,531)
Deferred income taxes	2,038,094	2,181,681
Changes in assets and liabilities
Accounts receivable, including related parties	6,066,149	4,123,081
Unbilled gas	5,913,355	5,427,211
Natural gas inventory	1,799,073	1,506,674
Accounts payable, including related parties	(8,378,473)	(5,277,741)
Regulatory assets & liabilities	(1,038,131)	(1,505,715)
Prepayments and other	(35,011)	26,640
Other assets	(496,983)	(2,416,331)
Other liabilities	(1,464,268)	(2,652,233)
Net cash provided by operating activities of continuing operations	11,428,902	9,160,392

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,972,609)	(10,664,364)
Proceeds from sale of fixed assets	49,660	33,234
Proceeds from note receivable	55,161	2,252
Restricted cash – capital expenditures fund	-	(106)
Customer advances for construction	30,842	4,793
Contributions in aid of construction	195,091	988,724
Net cash used in investing activities of continuing operations	(4,641,855)	(9,635,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	13,500,000	10,350,000
Repayments of line of credit	(23,560,799)	(14,919,000)
Repayments of notes payable	(271,588)	(3,294,190)
Proceeds from notes payable, including related parties	5,000,000	102,000
Repayments of build-to-suit	(991,121)	-
Debt issuance costs	(151,130)	-
Restricted cash – debt service fund	(6)	131,376
Exercise of stock options	-	45,762
Dividends paid	(1,416,488)	(2,826,793)
Net cash used in financing activities of continuing operations	(7,891,132)	(10,410,845)

DISCONTINUED OPERATIONS
Operating cash flows	2,244,634	1,253,981
Investing cash flows	(398,004)	(203,588)
Net cash provided by discontinued operations	1,846,630	1,050,393

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	742,545	(9,835,527)
Cash and cash equivalents, beginning of period	1,585,926	12,741,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,328,471	$2,905,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,461,052	$1,336,203
Cash refunded for income taxes, net	-	6,025

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under build-to-suit agreement	$2,241,261	$2,378,714
Restricted cash received from customer as security deposit	-	949,540
Capital expenditures included in accounts payable	270,421	917,310
Accrued dividends	-	471,938
Capital assets acquired through trade-in	-	85,068
Capital assets acquired through debt	-	25,543
Capitalized interest	191,485	38,093

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. A majority of the Company’s revenues are derived from its natural gas utility operations, making its revenue seasonal in nature. Therefore, the largest portion of the Company’s operating revenue is generated during the colder months when its sales volume increases considerably. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

During the three months ended June 30, 2015, the Company adjusted the volumes used to calculate its estimate of unbilled gas in its Frontier Natural Gas subsidiary. As a result, included in the Company’s net loss from continuing operations for the three months ended June 30, 2015 is $85,120 applicable to the twelve months ended December 31, 2014 and $52,489 applicable to the three months ended March 31, 2015. The Company has assessed the materiality of these amounts and has determined that neither of these amounts is material to the respective prior period.

There have been no further material changes in the Company’s significant accounting policies during the six months ended June 30, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

	June 30, 2015			December 31, 2014
	EWW/Pipelines	Independence	Total	EWW/Pipelines	Independence	Total

Current Assets:
Cash and cash equivalents	$47,108	$-	$47,108	$257,358	$-	$257,358
Accounts receivable, net	439,851	-	439,851	1,002,763	155	1,002,918
Unbilled gas	82,040	-	82,040	735,122	-	735,122
Inventory	211,810	-	211,810	181,197	-	181,197
Prepayments and other	73,019	-	73,019	71,101	-	71,101
Regulatory assets, current	51,808	-	51,808	250,031	-	250,031
Total current assets	905,636	-	905,636	2,497,572	155	2,497,727
Non-Current Assets:
Property, plant & equipment, net	9,389,156	-	9,389,156	8,966,965	-	8,966,965
Regulatory assets, non-current	155,826	-	155,826	155,826	-	155,826
Other assets	33,274	-	33,274	33,416	-	33,416
Total non-current assets	9,578,256	-	9,578,256	9,156,207	-	9,156,207

Total discontinued assets	$10,483,892	$-	$10,483,892	$11,653,779	$155	$11,653,934

Current Liabilities:
Accounts payable	$43,963	$9,015	$52,978	$28,578	$1,079	$29,657
Accrued liabilities	269,053	-	269,053	334,664	-	334,664
Other current liabilities	180,763	3,450	184,213	123,318	16,000	139,318
Total current liabilities	493,779	12,465	506,244	486,560	17,079	503,639
Non-Current Liabilities:
Customer advances for construction	34,742	-	34,742	40,793	-	40,793

Total discontinued liabilities	$528,521	$12,465	$540,986	$527,353	$17,079	$544,432

The following table reconciles the carrying amounts of the major line items constituting the pretax profit of discontinued operations to the after-tax profit or loss of discontinued operations that are presented on the Condensed Consolidated Statement of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
EWW/Pipeline assets
Revenues	$1,425,475	$1,898,325	$4,608,504	$5,443,786
Cost of sales	(599,876)	(1,047,363)	(2,533,836)	(3,156,194)
Distribution, general & administrative	(384,843)	(426,196)	(779,610)	(784,187)
Maintenance	(32,284)	(47,092)	(80,707)	(88,415)
Depreciation & amortization	-	(179,016)	-	(363,222)
Taxes other than income	(74,834)	(95,829)	(168,588)	(171,375)
Other income	3,313	10,933	7,263	16,263
Interest expense	(203)	(972)	(964)	(1,253)
Pretax income from discontinued operations	336,748	112,790	1,052,062	895,403
Income tax expense	(123,016)	(41,090)	(384,320)	(326,196)
Income from discontinued operations of EWW/Pipeline assets	$213,732	$71,700	$667,742	$569,207

Independence
(Loss) from discontinued operations of Independence	(853)	(6,819)	(17,947)	(22,380)

Net income from discontinued operations	$212,879	$64,881	$649,795	$546,827

Energy West Wyoming and the Glacier & Shoshone Pipelines

On October 10, 2014, the Company executed a stock purchase agreement for the sale of all of the stock of its wholly-owned subsidiary, Energy West Wyoming, Inc. (“EWW”), to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in the Company’s Natural Gas Operations segment. In conjunction with this sale, the Company’s Energy West Development, Inc. subsidiary, entered into an asset purchase agreement for the sale of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. The Pipeline Assets have historically comprised the entirety of the Company’s Pipeline segment. As a result of EWW and the Pipeline Asset’s classification as discontinued operations, their results have been included in Corporate & Other segment for all periods presented. On July 1, 2015, the transaction was completed and the Company received $14.6 million for the sale of EWW and $1.2 million for the sale of the Pipeline Assets.

The Company’s subsidiary, EWR, continues to conduct some business with both EWW and Black Hills relating to the Pipeline Assets. EWW continues to purchase natural gas from EWR under an established gas purchase agreement through the first quarter of 2017. Concurrently, EWR continues to use EWW’s transmission system under a standing transportation agreement through the first quarter of 2017. Finally, EWR continues to use the Pipeline Assets’ transmission systems under a standing transportation agreement through October 2017. These transactions are a continuation of transactions that were conducted prior to the sales of EWW and the Pipeline Assets and have been eliminated through the consolidation process. See Note 15 – Subsequent Events for more information regarding these transactions.

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

Note 3 – Held for Sale

On January 14, 2015, the Company entered into an asset purchase agreement with Utility Pipeline, LTD to sell nearly all of the assets and liabilities of its Clarion and Walker Pennsylvania utility divisions. The Company will receive $0.9 million under the transaction. The agreement contains customary representations, warranties, covenants and indemnification provisions. The consummation of the transaction is dependent upon the satisfaction or waiver of a number of customary closing conditions, the receipt of regulatory approvals and the consent of certain lenders of the Company. The Company expects this transaction to be finalized in the third quarter of 2015.

Clarion and Walker have historically been reported as a component of the Company’s Natural Gas Operations segment and collectively contributed $24,000 and $11,000 to the Company’s pre-tax income from continuing operations for the three months ended June 30, 2015 and 2014, respectively, and $105,000 and $102,000 to the Company’s pre-tax income from continuing operations for the six months ended June 30, 2015 and 2014, respectively. The Company does not believe that the sale of Clarion and Walker constitutes a strategic shift that will have a major effect on its operations or financial results and as such, neither of the divisions have been classified as discontinued operations in the Company’s financial statements, but instead have been classified as assets and liabilities held for sale at June 30, 2015 and December 31, 2014.

On August 5, 2015, the Company executed an asset purchase agreement with Kentucky Frontier Gas, LLC, to sell nearly all the assets and liabilities of its subsidiary PGC in Kentucky. The Company will receive approximately $1.90 million under the transaction. The asset purchase agreement contains customary representations, warranties, covenants and indemnification provisions.  The consummation of this transaction depends upon the satisfaction or waiver of a number of customary closing conditions and the receipt of regulatory approvals. Please see Note 15 – Subsequent Events for further information about the transaction.

Goodwill associated with the original acquisition of the operating assets of PGC in the amount of $283,425 is impaired as a result of the pending sale and has been included in the Distribution, general and administrative line item in the accompanying Consolidated Statement of Comprehensive Income. As a result of this transaction, the Company will recognize an asset impairment loss of $109,682 based on the carrying amount of assets sold totaling $1,939,682 and the estimated cost to sell of $70,000. This loss has been recorded in the Distribution, general and administrative line item in the accompanying Consolidated Statement of Comprehensive Income.

PGC has historically been reported as a component of the Company’s Natural Gas Operations segment and excluding the effects of the impairments discussed above, accounted for losses of $94,000 and $144,000 to the Company’s pre-tax income from continuing operations for the three months ended June 30, 2015 and 2014, respectively, and losses of $64,000 and $83,000 to the Company’s pre-tax income from continuing operations for the six months ended June 30, 2015 and 2014, respectively. The Company does not believe that the sale of PGC constitutes a strategic shift that will have a major effect on its operations or financial results and as such, PGC has not been classified as discontinued operations in the Company’s financial statements, but instead has been classified as assets and liabilities held for sale at June 30, 2015.

The following table summarizes the major classes of asset and liabilities classified as held for sale at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014

Current Assets:
Accounts receivable, net	$200,842	$49,069
Unbilled gas	23,287	22,151
Inventory	37,113	3,622
Prepayments and other	6,600	5,401
Regulatory assets, current	173,681	203,241
Total current assets	441,523	283,484
Non-Current Assets:
Property, plant & equipment, net	2,159,076	407,247
Goodwill	111,705	111,705
Other assets	275	-
Total non-current assets	2,271,056	518,952

Total assets held for sale	$2,712,579	$802,436

Current Liabilities:
Accounts payable	$22,872	$36,184
Accrued liabilities	10,326	21,632
Customer deposits	111,675	-
Other current liabilities	36,920	3,600
Total liabilities held for sale	$181,793	$61,416

Note 4 – Goodwill

On August 5, 2015, the Company executed an asset purchase agreement with Kentucky Frontier Gas, LLC, to sell nearly all the assets and liabilities of its subsidiary PGC in Kentucky. Goodwill associated with the original acquisition of the operating assets of PGC in the amount of $283,425 is impaired as a result of the pending sale and has been included in the Distribution, general and administrative line item in the accompanying Consolidated Statement of Comprehensive Income. Please see Note 3 – Held for Sale and Note 15 – Subsequent Events for further information regarding the PGC asset sale. The schedule below describes the changes in carrying amount of goodwill for the three and six months ended June 30, 2015.

	Three Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2015

Beginning balance	$16,155,672	$16,155,672
PGC Impairment Loss	(283,425)	(283,425)
Ending balance	$15,872,247	$15,872,247

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total

LIABILITIES:
Contingent consideration	$-	$-	$747,000	$747,000

Commodity swap contracts	$-	$320,190	$-	$320,190

	December 31, 2014
	Level 1	Level 2	Level 3	Total

LIABILITIES:
Contingent consideration	$-	$-	$747,000	$747,000

Commodity swap contracts	$-	$3,023,271	$-	$3,023,271

The fair value of financial instruments including cash and cash equivalents, notes and accounts receivable and notes and accounts payable are not materially different from their carrying amounts. The fair values of marketable securities are estimated based on the closing share price on the quoted market price for those investments. Cost basis is determined by specific identification of securities sold. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable are classified as Level 2 measurements.

Commodity Swaps Contracts

The commodity swap contracts, categorized in level 2 of the fair value hierarchy, are valued by comparing the futures price at the measurement date of the natural gas commodity specified in the contract to the fixed price to be paid by the Company. See Note 6 – Derivative Financial Instruments for more information regarding the commodity swap contracts.

Contingent Consideration Liability

The contingent consideration liability categorized in level 3 of the fair value hierarchy arose as a result of the JDOG Marketing acquisition in June 2013. The purchase agreement for the transaction provided for contingent “earn-out” payments in the form of validly issued, fully paid and non-assessable shares of the Company’s common stock for a period of five years after the closing of the transaction if the acquired business achieved a minimum annual EBITDA target of $810,432. This amount was JDOG Marketing’s EBITDA for the year ended December 31, 2011. If the acquired business’s actual EBITDA for a given year is less than the target EBITDA, then no earn-out payment is due and payable for that period. If the acquired business’s actual EBITDA for a given year meets or exceeds the target EBITDA, then an earn-out payment in an amount equal to actual EBITDA divided by target EBITDA multiplied by $575,000 will have been earned for that year. Due to the earn-out structure, the maximum amount that could be earned over the five year period is indeterminate.

Valuation of the contingent consideration liability for financial statement purposes was conducted by an independent third-party valuation firm. Inputs and assumptions used in the valuation were reviewed for reasonableness by the Company in the course of the valuation process and have been updated to reflect changes in the Company’s business environment.

The Company calculated a first year earn-out payment of $671,638 as its best estimate for financial reporting purposes and this amount is included as a component of the valuation. The Company does not believe an earn-out payment is due to JDOG Marketing as a result of payments made by the Ohio utilities to JDOG Marketing during 2013 that were disallowed by the PUCO. Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer believes that JDOG Marketing is entitled to the earn-out. Mr. Osborne and JDOG Marketing have filed a suit against the Company for the earn-out payment for 2013. In addition, the acquired business did not achieve the minimum annual EBITDA target in 2014 and, as a result, the Company has notified Mr. Osborne that no earn-out payment is due for 2014. See Note 14 – Commitments and Contingencies for more information.

The following table reconciles the beginning and ending balances of the contingent consideration liability categorized under level 3 of the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Contingent Consideration Liability

Opening balance December 31, 2014	$747,000

Transfers into level 3	-
Transfers out of level 3	-
Total (gains) losses for period:
Included in net income	-
Included in other comprehensive income	-
Purchases	-
Sales	-
Settlements	-
Issuances	-

Closing balance June 30, 2015	$747,000

The following table summarizes quantitative information used in determining the fair value of the Company’s liabilities categorized in level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measures

	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Range

Contingent Consideration	$747,000	Monte Carlo analysis	Forecasted annual EBITDA	$0.5 - $0.7 million
			Weighted avg cost of capital	14.0% - 14.0%
			U.S. Treasury yields	0.2% - 0.8%

		Discounted cash flow	U.S. Treasury yields	0.2% - 0.8%
			Credit spread	2.2% - 2.8%

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

The following table summarizes the commodity swap contracts entered into by the Company as of June 30, 2015. The Company will pay the fixed price listed for the volumes denoted in the table below. In exchange it will receive from a counterparty a variable payment based on the market price for the natural gas product listed for these volumes. These payments are settled monthly.

Product	Type	Contract Period	Volume	Price per MMBtu

IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	4/1/15 - 4/30/15	2500 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	5/1/15 - 5/31/15	1390 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	6/1/15 - 6/30/15	950 MMBtu/Day	$13.000
IFERC Gas Market Report at Algonquin Citygate Natural Gas	Swap	7/1/15 - 7/31/15	890 MMBtu/Day	$13.000
AECO Canada - CGPR 7A Natural Gas	Swap	4/1/15 - 3/31/16	500 MMBtu/Day	$2.420

The table below summarizes the amount of unrealized gain recognized as a component of Net income from the commodity swap contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Unrealized loss on commodity swap contracts not designated as hedging instruments	$1,446,281	$-	$2,703,080	$-
Deferred unrealized loss on commodity swap contracts (1)	(1,433,448)	-	(2,567,960)	-
Unrealized gain included in Other income, net	$12,833	$-	$135,120	$-

(1)	Unrealized losses on commodity swap agreements incurred by the Company’s regulated subsidiaries have been deferred as a regulatory asset on the Company’s Condensed Consolidated Balance Sheet. See Note 7 - Regulatory Assets and Liabilities.

The table below shows the line item in the Company’s Condensed Consolidated Balance Sheets where the fair value of the commodity swap contracts is included.

Fair Value of Derivative Instruments

	Liabilities
		June 30,	December 31,
	Balance Sheet Location	2015	2014
Derivatives not designated as hedging instruments

Commodity swap contracts	Derivative instruments	$320,190	$3,023,271

Note 7 - Regulatory Assets and Liabilities

The following table summarizes the components of the Company’s regulatory asset and liability balances at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Current	Long-term	Current	Long-term

REGULATORY ASSETS
Recoverable cost of gas purchases	$2,301,288	$-	$692,117	$-
Deferred costs	489,996	1,470,008	489,996	1,715,006
Deferred loss on commodity swaps	304,425	-	2,872,385	-
Income taxes	-	296,819	-	296,819
Rate case costs	43,324	21,916	43,324	43,579
Total regulatory assets	$3,139,033	$1,788,743	$4,097,822	$2,055,404

REGULATORY LIABILITIES
Over-recovered gas purchases	$1,446,654	$-	$925,175	$-
Income taxes	-	83,161	-	83,161
Asset retirement costs	-	1,086,975	-	1,006,689
Total regulatory liabilities	$1,446,654	$1,170,136	$925,175	$1,089,850

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

Asset Retirement Costs

As a result of regulatory action by the PUCO, Orwell and Brainard accrue an estimated liability for removing certain classes of utility plant long-lived assets at the end of their useful lives. The liability is equal to a set percentage of the asset’s historic cost. These liabilities are accrued over the useful lives of the assets with the corresponding expense included as a portion of depreciation expense. Upon retirement of any assets included in these asset classes, any costs incurred to retire the asset will be recorded against this regulatory liability. Any costs in excess of the liability will be expensed as incurred and any residual liability in excess of incurred costs to retire the asset will act to reduce Orwell and Brainard’s future rates. As of June 30, 2015, none of the assets included in these asset classes have been retired.

Rate Case Costs

Rate case costs do not earn a return and will be amortized over a period of 2 to 3 years.

Note 8 – Credit Facilities and Long-Term Debt

Line of Credit

The Company has a revolving credit facility with the Bank of America with a maximum borrowing capacity of $30.0 million due April 1, 2017. On November 26, 2014, the Company entered into an amendment temporarily increasing the borrowing capacity by $10.0 million to a maximum of $40.0 million. In an order approving this temporary increase in borrowing capacity, the MPSC stated that any amounts borrowed under this increase in excess of $5.0 million would first require the approval of the MPSC. Amounts borrowed under this temporary increase have a maturity date of July 1, 2015. This revolving credit facility includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $18.7 million and $28.8 million at June 30, 2015 and December 31, 2014, respectively. For the three months ended June 30, 2015 and 2014, interest expense related to the line of credit was $136,000 and $130,000, respectively. For the six months ended June 30, 2015 and 2014, interest expense related to the line of credit was $313,000 and $275,000, respectively. The weighted average interest rate for the revolving credit facility was 2.40% and 2.41%, for the three months ended June 30, 2015 and 2014, respectively. The weighted average interest rate for the revolving credit facility was 2.42% and 2.40%, for the six months ended June 30, 2015 and 2014, respectively.

Notes Payable

The following table details the Company’s outstanding long-term debt balances at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014

LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	$8,625,000	$8,875,000
6.16%, Allstate/CUNA Senior unsecured note, due June 29, 2017	13,000,000	13,000,000
5.38%, Sun Life fixed rate note, due June 1, 2017	15,334,000	15,334,000
4.15%, Sun Life senior secured guaranteed note, due June 1, 2017	2,989,552	2,989,552
Vehicle and equipment financing loans	42,921	64,509
Total notes payable	39,991,473	40,263,061
Less: current portion	530,291	542,201
Notes payable, long-term portion	$39,461,182	$39,720,860

Short Term Loan Agreement with NIL Funding Corporation

On April 6, 2015, the Company entered into a loan agreement and promissory note with NIL Funding Corporation (“NIL Funding”). Pursuant to the note and loan agreement, NIL Funding loaned Gas Natural $5.0 million, bearing an annual interest rate of 7.5%, and a maturity date of October 3, 2015. The note and loan agreement are subject to other customary loan covenants and default provisions. NIL Funding Corporation is considered a related party. See Note 12 – Related Party Transactions for further details.

The Company used proceeds from this loan, in part, to repay an intercompany payable owed to Energy West. On November 24, 2014, the MPSC issued an order directing, in part, that Energy West require Gas Natural to repay an intercompany payable to Energy West by December 24, 2014. In addition, the MPSC order restricted Energy West and its Montana, Maine, and North Carolina operating subsidiaries from paying dividends to Gas Natural until persuasive evidence could be presented that Energy West was on a sound financial footing and that effect had been given to the MPSC’s ring-fencing conditions; the strongest indication being the absence of ongoing balances owed to Energy West by Gas Natural.

On April 9, 2015, Energy West filed a request to reinstate Energy West and its Montana, Maine, and North Carolina operating subsidiaries ability to pay dividends to Gas Natural. On July 22, 2015, the MPSC issued an order allowing for the reinstatement of the dividends. See Note 15 – Subsequent Events for further detail regarding this order and repayment of the NIL Funding note.

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

Sun Life

The Sun Life covenants restrict certain cash balances and require two main types of debt service reserve accounts to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve accounts was $0.9 million and $0.9 million at June 30, 2015 and December 31, 2014, respectively, and is included in restricted cash on the Company’s Condensed Consolidated Balance Sheets. The debt service reserve accounts cannot be used for operating cash needs.

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

On May 31, 2014, the Company loaned $3.1 million to Great Plains, one of the obligors under the note purchase agreements. The loan was not evidenced by a promissory note and pledged to Sun Life as required by certain covenants in the note purchase agreement. On July 8, 2015, Great Plains executed a $3.1 million revolving note payable to the Company, which was pledged to Sun Life. Concurrently, the Company entered into a limited waiver to the note purchase agreement with Sun Life curing the breach of the covenants.

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

NIL Funding Corporation

The NIL Funding Corporation short term loan contains various covenants, including a restriction on any future indebtedness by Gas Natural. Gas Natural is also prohibited from consummating a merger or consolidation or selling all or substantially all of its assets or stock except for (i) any merger consolidation or sale by or with certain of its subsidiaries and (ii) sales and dispositions of assets for at least fair market value so long as the net book value of all assets sold or otherwise disposed of in any fiscal year does not exceed $2 million.

In an event of default, as defined under the loan agreement, NIL Funding may, at its option, require the Company to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of the Company’s common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. Please refer to Note 15 – Subsequent Events for further information about the NIL Funding note.

The Company believes it is in compliance with the financial covenants under its debt agreements or has received waivers as described above.

Note 9 – Stock Compensation

2012 Incentive and Equity Award Plan

The 2012 Incentive and Equity Award Plan provides for the grant of options, restricted stock, performance awards, other stock-based awards and cash awards to certain eligible employees and directors. There are 500,000 shares authorized for issuance under the plan.

The Company recognized $0.1 million in expense for the three and six months ended June 30, 2015, related to the grant of 5,000 and 3,834, respectively, of the Company’s common stock to the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date.

The Company recognized $0.3 million in expense for the three and six months ended June 30, 2014, related to the grant of 30,833 of the Company’s common stock to the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date.

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. There are 250,000 shares authorized for issuance under the plan. As of June 30, 2015, no awards had been granted under the plan.

Note 10 – Employee Benefit Plans

The Company has a 401(k) defined contribution plan which covers substantially all of its employees. The plan provides for an annual contribution of 3% of all employees’ salaries, with an additional contribution of 10% of each participant’s elective deferral, which is invested in shares of the Company’s common stock under the 401(k) plan. The expense related to the 401(k) plan for the three months ended June 30, 2015 and 2014 was $112,000 and $171,000, respectively. The expense related to the 401k Plan for the six months ended June 30, 2015 and 2014 was $238,000 and $257,000, respectively.

The Company has sponsored a defined postretirement health plan (the "Retiree Health Plan") providing Medicare supplement benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of June 30, 2015 and December 31, 2014, the value of plan assets was $114,000 and $133,000, respectively. The assets remaining in the trust will be used to fund the plan until the assets are exhausted.

Note 11 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Tax (benefit) expense at statutory rate of 34%	$(812,303)	$(762,292)	$1,829,945	$1,975,507
State income tax (benefit), net of Federal tax benefit (expense)	(63,298)	(75,456)	221,136	195,546
Amortization of deferred investment tax credits	(5,265)	(5,265)	(10,530)	(10,530)
Adjustment to tax return filed	-	-	-	40,914
Other	(9,067)	29,601	(12,837)	19,006

Total income tax (benefit) expense	(889,933)	(813,412)	2,027,714	2,220,443
Less: income tax from discontinued operations	122,500	36,431	373,474	310,808

Income tax (benefit) expense from continuing operations	$(1,012,433)	$(849,843)	$1,654,240	$1,909,635

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three and six months ended June 30, 2015 and 2014.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of June 30, 2015 and December 31, 2014, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the three and six months ended June 30, 2015 and 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2011 for federal and state returns remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 12 – Related Party Transactions

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, at June 30, 2015 and December 31, 2014. These amounts are presented on the balance sheet as Related parties under Accounts receivable and Accounts payable. During the three months and six months ended June 30, 2015, the Company wrote-off $0 and $9,000, respectively, of related party receivables as uncollectable.

	Accounts Receivable		Accounts Payable
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014

Cobra Pipeline	$147,709	$178,596	$18,065	$67,982
Orwell Trumbell Pipeline	131	-	6,021	102,231
Great Plains Exploration	432	959	9	9
Big Oats Oil Field Supply	10	4,752	-	-
John D. Oil and Gas Company	6,849	6,854	-	-
OsAir	41,095	35,329	-	97
Lake County Title	20,025	15,491	-	-
Other	4,625	8,120	-	-
Total related party balances	$220,876	$250,101	$24,095	$170,319

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	Natural Gas Purchases & Transportation	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$273,262	$6,000	$-	$-
Orwell Trumbell Pipeline	137,156	-	166	-
Great Plains Exploration	36,801	-	-	(500)
Big Oats Oil Field Supply	-	-	332	-
John D. Oil and Gas Company	176,706	-	174	-
OsAir	-	-	1,708	250
Lake Shore Gas	-	-	-	-
Lake County Title	-	-	-	-
Other		-	1,865	250
Total	$623,925	$6,000	$4,245	$-

	Three Months Ended June 30, 2014
	Natural Gas Purchases & Transportation	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$370,912	$-	$-	$44,099	$13,400
Orwell Trumbell Pipeline	221,371	-	-	307	1,575
Great Plains Exploration	272,827	-	-	2,634	1,500
Big Oats Oil Field Supply	-	447	5,068	591	-
John D. Oil and Gas Company	317,148	-	-	144	12,650
OsAir	66,636	-	-	568	16,500
Lake Shore Gas	51,150	-	-	-	-
Lake County Title	-	-	-	-	-
Other	35,115	-	9,123	5,162	375
Total	$1,335,159	$447	$14,191	$53,505	$46,000

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015
	Natural Gas Purchases & Transportation	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$643,024	$14,000	$-	$-
Orwell Trumbell Pipeline	598,106	-	971	100
Great Plains Exploration	323,071	-	255	(500)
Big Oats Oil Field Supply	-	-	2,358	850
John D. Oil and Gas Company	176,706	-	317	-
OsAir	-	-	6,511	-
Lake Shore Gas	-	-	-	-
Lake County Title	-	-	-	7,241
Other	-	-	9,058	-
Total	$1,740,907	$14,000	$19,470	$7,691

	Six Months Ended June 30, 2014
	Natural Gas Purchases & Transportation	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$709,247	$-	$8,000	$104,623	$13,400
Orwell Trumbell Pipeline	516,603	-	-	1,455	1,575
Great Plains Exploration	490,479	-	-	12,136	3,000
Big Oats Oil Field Supply	-	254,752	93,741	4,453	850
John D. Oil and Gas Company	285	-	-	287	29,150
OsAir	143,132	-	6,001	2,845	22,866
Lake Shore Gas	162,360	-	-	-	-
Lake County Title	-	-	-	-	-
Other	664,443	-	22,808	18,226	1,576
Total	$2,686,549	$254,752	$130,550	$144,025	$72,417

In addition, the Company accrued a liability of approximately $83,000 and $21,000 due to companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for natural gas and natural gas transportation services used through June 30, 2015 and 2014, respectively, which had not yet been invoiced. The related expenses are included in the gas purchased line item in the accompanying Condensed Consolidated Statements of Comprehensive Income.

In addition, the Company had related party natural gas imbalances of $201,000 and $98,000 at June 30, 2015 and December 31, 2014, respectively, which were included in the Company’s natural gas inventory balance. These amounts represent quantities of natural gas due to the Company from natural gas transportation companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer.

On April 6, 2015, the Company entered into a loan agreement and promissory note with NIL Funding Corporation (“NIL Funding”). Pursuant to the note and loan agreement, NIL Funding loaned Gas Natural $5.0 million, bearing an annual interest rate of 7.5%, and a maturity date of October 3, 2015. The note and loan agreement are subject to other customary loan covenants and default provisions. See Note 8 – Credit Facilities and Long-Term Debt for further detail regarding this loan and Note 15 – Subsequent Events for detail on the repayment of the loan.

NIL Funding is an affiliate of The InterTech Group, Inc. (“InterTech”). The Chairperson and Chief Executive Officer of InterTech is Anita G. Zucker. Ms. Zucker, as trustee of the Article 6 Marital Trust, under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, beneficially owns 940,000 shares, or 8.96%, of the Company’s outstanding common stock, as of February 9, 2015. Two members of Gas Natural’s Board of Directors, Robert Johnston and Michael Bender, also currently serve as Executive Vice President and Chief Strategy Officer and Director, Corporate Secretary and Corporate Counsel, respectively, of InterTech.

Note 13 – Operating Segments

The Company’s reportable segments are those that are based on the Company’s method of internal reporting, which generally segregates the strategic business units due to differences in services and regulation. The internal reporting of these operating segments is defined based on the reporting and review process used by the Company’s chief operating officer. The Company primarily separates its state regulated utility businesses from the non-regulated marketing & production business. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing & production operations to the natural gas operations, inter-company accounts receivable and payable, equity, and subsidiary investments.

The following tables set forth summarized financial information for the Company’s natural gas, marketing & production, and corporate & other operations.

Three Months Ended June 30, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$14,846,487	$2,404,029	$-	$17,250,516
Intersegment elimination	(78,704)	(1,125,730)	-	(1,204,434)
Total operating revenue	14,767,783	1,278,299	-	16,046,082

COST OF SALES	7,552,789	2,197,299	-	9,750,088
Intersegment elimination	(78,704)	(1,125,730)	-	(1,204,434)
Total cost of sales	7,474,085	1,071,569	-	8,545,654

GROSS MARGIN	$7,293,698	$206,730	$-	$7,500,428

OPERATING EXPENSES	8,232,263	222,141	949,182	9,403,586
Intersegment elimination	(26,345)	-	-	(26,345)
Total operating expenses	8,205,918	222,141	949,182	9,377,241

OPERATING INCOME (LOSS)	$(912,220)	$(15,411)	$(949,182)	$(1,876,813)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(868,587)	$(21,636)	$(821,851)	$(1,712,074)

DISCONTINUED OPERATIONS	$-	$-	$212,879	$212,879

NET INCOME (LOSS)	$(868,587)	$(21,636)	$(608,972)	$(1,499,195)

Three Months Ended June 30, 2014

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$19,055,806	$3,071,792	$-	$22,127,598
Intersegment elimination	(78,801)	(1,548,878)	-	(1,627,679)
Total operating revenue	18,977,005	1,522,914	-	20,499,919

COST OF SALES	10,750,435	2,985,036	-	13,735,471
Intersegment elimination	(78,801)	(1,548,878)	-	(1,627,679)
Total cost of sales	10,671,634	1,436,158	-	12,107,792

GROSS MARGIN	$8,305,371	$86,756	$-	$8,392,127

OPERATING EXPENSES	8,334,948	1,401,544	420,429	10,156,921
Intersegment elimination	(500)	-	(25,245)	(25,745)
Total operating expenses	8,334,448	1,401,544	395,184	10,131,176

OPERATING INCOME (LOSS)	$(29,077)	$(1,314,788)	$(395,184)	$(1,739,049)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(317,705)	$(849,438)	$(326,356)	$(1,493,499)

DISCONTINUED OPERATIONS	$-	$-	$64,881	$64,881

NET INCOME (LOSS)	$(317,705)	$(849,438)	$(261,475)	$(1,428,618)

Six Months Ended June 30, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$66,213,374	$7,030,500	$-	$73,243,874
Intersegment elimination	(165,861)	(3,298,970)	-	(3,464,831)
Total operating revenue	66,047,513	3,731,530	-	69,779,043

COST OF SALES	41,501,299	6,677,428	-	48,178,727
Intersegment elimination	(165,861)	(3,298,970)	-	(3,464,831)
Total cost of sales	41,335,438	3,378,458	-	44,713,896

GROSS MARGIN	$24,712,075	$353,072	$-	$25,065,147

OPERATING EXPENSES	17,046,186	454,897	1,828,077	19,329,160
Intersegment elimination	(62,030)	-	-	(62,030)
Total operating expenses	16,984,156	454,897	1,828,077	19,267,130

OPERATING INCOME (LOSS)	$7,727,919	$(101,825)	$(1,828,077)	$5,798,017

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$4,244,773	$(17,995)	$(1,522,095)	$2,704,683

DISCONTINUED OPERATIONS	$-	$-	$649,795	$649,795

NET INCOME (LOSS)	$4,244,773	$(17,995)	$(872,300)	$3,354,478

Six Months Ended June 30, 2014

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$75,949,713	$11,001,565	$-	$86,951,278
Intersegment elimination	(165,345)	(4,789,295)	-	(4,954,640)
Total operating revenue	75,784,368	6,212,270	-	81,996,638

COST OF SALES	50,683,583	10,466,418	-	61,150,001
Intersegment elimination	(165,345)	(4,789,295)	-	(4,954,640)
Total cost of sales	50,518,238	5,677,123	-	56,195,361

GROSS MARGIN	$25,266,130	$535,147	$-	$25,801,277

OPERATING EXPENSES	16,154,832	1,784,002	1,641,835	19,580,669
Intersegment elimination	(500)	-	(50,490)	(50,990)
Total operating expenses	16,154,332	1,784,002	1,591,345	19,529,679

OPERATING INCOME (LOSS)	$9,111,798	$(1,248,855)	$(1,591,345)	$6,271,598

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$5,069,598	$(828,637)	$(1,197,915)	$3,043,046

DISCONTINUED OPERATIONS	$-	$-	$546,827	$546,827

NET INCOME (LOSS)	$5,069,598	$(828,637)	$(651,088)	$3,589,873

The following table presents the Company’s assets by reportable segments:

	Natural Gas Operations	Marketing & Production Operations	Corporate & Other Operations	Consolidated
June 30, 2015

Goodwill	$14,496,247	$1,376,000	$-	$15,872,247

Total assets	$202,691,167	$7,607,996	$92,937,648	$303,236,811
Intersegment eliminations	(64,603,706)	(3,114,626)	(34,267,501)	(101,985,833)
Total assets	$138,087,461	$4,493,370	$58,670,147	$201,250,978

December 31, 2014

Goodwill	$14,779,672	$1,376,000	$-	$16,155,672

Total assets	$214,030,368	$9,192,830	$100,781,302	$324,004,500
Intersegment eliminations	(68,714,744)	(2,714,405)	(38,571,439)	(110,000,588)
Total assets	$145,315,624	$6,478,425	$62,209,863	$214,003,912

Note 14 – Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in lawsuits that have arisen in the ordinary course of business. The Company is contesting each of these lawsuits vigorously and believes it has defenses to the allegations that have been made. In our opinion, the outcome to these legal actions will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

Richard M. Osborne Suits

On June 13, 2014, Richard M. Osborne, father of our chief executive officer and our former chairman and chief executive officer, filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne sought an order requiring us to provide him with “the minutes and any corporate resolutions for the past five years.” We had provided Mr. Osborne with all the board minutes he requested that had been approved by the board. On October 29, 2014, Mr. Osborne filed an amended complaint in this matter demanding minutes of the committees of the board of directors and additional board minutes which he claimed he was entitled to receive. On November 17, 2014, the defendants moved to dismiss Mr. Osborne’s amended complaint for failure to state a claim upon which relief can be granted, and for summary judgment. On February 11, 2015, the Court granted defendants’ motion, dismissing the case except for one allegation in one paragraph of Mr. Osborne’s amended complaint: that we failed to produce minutes of any board meeting that occurred between June 1, 2014 and June 13, 2014. The Court held in abeyance its ruling on this issue, to give Mr. Osborne 30 days to conduct discovery limited to determining whether any board meetings occurred during that two-week period. On February 13, 2015, Mr. Osborne voluntarily dismissed his Complaint, without prejudice. On April 28, 2015, Mr. Osborne refiled this lawsuit in a different court, the Cuyahoga County Court of Common Pleas, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al.,” Case No. 15CV844836. Mr. Osborne is again seeking the board minutes at issue in the previously dismissed lawsuit and minutes that have been prepared subsequently. We believe the lawsuit, like its prior iteration, is wholly without merit and will vigorously contest it. In addition, we have filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. If successful, Mr. Osborne will only be able to initiate new litigation against the Company after receiving permission from the court in which the case would be pending.

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

Mr. Osborne dismissed the above lawsuit on July 15, 2014, without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014, against us and our board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earn-out amount associated with our purchase of assets from John D. Marketing, (2) alleges that the board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order us to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties have each filed motions for summary judgement which are awaiting the ruling of the court. We believe that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

As disclosed above, on June 26, 2014, Mr. Osborne filed a lawsuit against us in the Court of Common Pleas in Lake County, Ohio. In the lawsuit, Mr. Osborne sought injunctive relief delaying the 2014 annual meeting scheduled to take place on July 30, 2014. While that suit was pending, on July 9, 2014, Mr. Osborne mailed the first of several letters to our shareholders, criticizing our board and seeking the shareholders’ support in replacing them. On July 15, 2014, Mr. Osborne dismissed without prejudice his Lake County lawsuit, but he refiled it on July 28, 2014. He did not again seek to enjoin the annual shareholder meeting, which occurred as scheduled two days later. Instead, he requests in his complaint that the Lake County court void the election of directors at the July 30, 2014 meeting and order us to conduct another shareholder meeting for the purpose of electing directors no later than February 2015, which the Court did not do. Mr. Osborne’s refiled lawsuit remains pending. Mr. Osborne wrote two additional letters, dated August 12, 2014, and September 9, 2014, which he mailed to our shareholders in mid-September. In the letters Mr. Osborne continued to criticize our board and management.

Mr. Osborne did not file these letters with the Securities and Exchange Commission and we believe that his letters violated Section 14(a) of the Securities Exchange Act and related regulations that require shareholder solicitations to be filed with the SEC. On October 2, 2014, we filed a suit against Mr. Osborne captioned “Gas Natural Inc. v. Richard M. Osborne” in the United States District Court Northern District of Ohio (Case No. 1:14-cv-2181). In this case we sought to enjoin Mr. Osborne from sending additional letters to our shareholders without complying with applicable Federal securities laws. The court held a hearing on October 8, 2014, and the judge granted the injunction, requiring Mr. Osborne to file with the SEC any letters he writes to shareholders so long as his action in Lake County seeking to invalidate the July 30, 2014 meeting is pending. Mr. Osborne has appealed the ruling. The court heard oral arguments on the appeal on July 31, 2015. We believe his appeal is wholly without merit and will vigorously contest it.

On March 12, 2015, Cobra Pipeline Co., Ltd (“Cobra”) filed a lawsuit against the Company in the United States District Court for the Northern District of Ohio captioned “Cobra Pipeline Co., Ltd. V. Gas Natural Inc., et al.,” Case No. 1:15-CV-00481. Mr. Osborne owns and controls Cobra. Cobra’s complaint alleges that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleges that defendants, including the Company, accessed and intercepted vehicle tracking data, after Gas Natural knew or should have known that its authority to do so had ended. The complaint alleges claims under the Stored Communications Act and the Wiretap Act. The Company has moved to dismiss the complaint, believes the suit is wholly without merit, and will vigorously contest it.

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

At this time we are unable to provide an estimate of any possible future losses that the Company may incur in connection to this suit. We carry insurance that we believe will cover any negative outcome associated with this action. This insurance carries a $250,000 deductible, which we have reached. Although we believe these insurance proceeds are available, we may incur costs and expenses related to this suit that are not covered by insurance which may be substantial. Any unfavorable outcome of this suit could adversely impact our business and results of operations.

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

Note 15 – Subsequent Events

Sale of Energy West Wyoming and Shoshone & Glacier Pipelines

On October 10, 2014, the Company executed a stock purchase agreement for the sale of all of the stock of EWW to Cheyenne and an asset purchase agreement for the sale of the Pipeline Assets to Black Hills. On July 1, 2015, the Company closed the transaction and received $14.6 million for the sale of EWW and $1.2 million for the sale of the Pipeline Assets. These amounts are subject to final post-closing adjustments to working capital and any amendments to the disclosure schedules to the agreement that result in losses to EWW or the Pipeline Assets. See Note 2 – Discontinued Operations for more information regarding these transactions.

Waiver of Breach of Covenants

On May 31, 2014, the Company loaned $3.1 million to Great Plains, one of the obligors under the note purchase agreements. The loan was not evidenced by a promissory note and pledged to Sun Life as required by certain covenants in the note purchase agreement. On July 8, 2015, Great Plains executed a $3.1 million revolving note payable to the Company, which was pledged to Sun Life. Concurrently, the Company entered into a limited waiver to the note purchase agreement with Sun Life curing the breach of the covenants.

Dividends

On July 8, 2015, the Company declared a dividend of $0.135 per share that is payable to shareholders of record on July 22, 2015. There were 10,497,511 shares outstanding on July 22, 2015 resulting in a total dividend of $1,417,164 which was paid to shareholders on July 29, 2015.

Subsidiary Dividends

On November 24, 2014, the MPSC issued an order restricting Energy West and its Montana, Maine, and North Carolina operating subsidiaries from paying dividends to Gas Natural until persuasive evidence could be presented that Energy West was on a sound financial footing and that effect had been given to the MPSC’s ring-fencing conditions; the strongest indication being the absence of ongoing balances owed to Energy West by Gas Natural. On April 9, 2015, Energy West filed a request to reinstate Energy West and its Montana, Maine, and North Carolina operating subsidiaries ability to pay dividends to Gas Natural. On July 22, 2015, the MPSC issued an order allowing for the reinstatement of the dividends. The MPSC also approved a special dividend to be declared from the use of proceeds from the sale of Energy West’s subsidiaries Energy West Wyoming and the Shoshone and Glacier pipeline assets.

Payment of the NIL Funding Note

On July 27, 2015, the NIL Funding credit facility was paid off and extinguished.

Sale of Assets of Public Gas Company

On August 5, 2015, the Company executed an asset purchase agreement for the sale of substantially all of the assets of PGC, the Company’s Kentucky-based subsidiary, to Kentucky Frontier Gas, LLC, a Colorado limited liability company (“Frontier Gas”). The Company will receive approximately $1.9 million for the sale. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.  The consummation of this transaction depends upon the satisfaction or waiver of a number of customary closing conditions and the receipt of regulatory approvals.

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

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in six states and serving approximately 68,000 customers. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas. Approximately 95% of our revenues for the three and six months ended June 30, 2015 were derived from our natural gas utility operations. Our revenue is seasonal in nature; therefore, the largest portion of our operating revenue is generated during the colder months when our sales volumes increase considerably. The interim results on the accompanying condensed consolidated statement of comprehensive income are not indicative of the estimated results for a full fiscal year.

The following summarizes the critical events that impacted our results of operations during the three and six months ended June 30, 2015:

Revenues decreased due to:

•	Lower prices for gas passed on to our customers in our Ohio markets.
•	Lower sales volumes due to warmer weather in our Montana market.
•	A decrease of $534,000 related to a downward adjustment to volumes used to calculate unbilled revenue in our North Carolina market in the three months ended June 30, 2015.
•	Partially offsetting increase in revenue in our Maine market due to the activation of our Loring Pipeline operations and higher sales volumes caused by customer growth amplified by colder weather in the six months ended June 30, 2015.

Gross margin decreased due to:

•	The recently executed stipulation with the PUCO Staff related to the most recent gas cost recovery audits in Ohio specified a disallowance of gas costs of $693,000 over amounts previously accrued.
•	$234,000 related to the downward adjustment to the volumes used in the unbilled revenue calculation in our North Carolina market.
•	A partially offsetting increase in gross margin in our Maine market due to the activation of the Loring Pipeline and the higher sales volumes in the six months ended June 30, 2015.

Operating expenses decreased because of the following:

•	The three months ended June 30, 2014 included the write-off of uncollectible accounts of $1,056,000 related to the unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceeding.
•	Partially offsetting the decreased uncollectible accounts was expense in the 2015 period of $393,000 from the impairment of goodwill and assets related to the pending sale of the assets of PGC. See Item 1 – Financial Statements - Note 3 – Held for Sale for further detail on the PGC sale.
•	Also accounting for additional expense was an increase in professional fees, insurance, depreciation and property taxes along with a decrease of capitalized labor.

Our financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing & Production Operations, and Corporate & Other.

RESULTS OF CONSOLIDATED OPERATIONS

			Amount Change			Amount Change
	Three Months Ended June 30,		Favorable	Six Months Ended June 30,		Favorable
($ in thousands)	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)

Revenue	$16,046	$20,500	$(4,454)	$69,779	$81,997	$(12,218)
Cost of sales	8,546	12,108	3,562	44,714	56,195	11,481

Gross margin	7,500	8,392	(892)	25,065	25,802	(737)

Operating expenses
Distribution, general & administrative	6,369	6,267	(102)	12,987	12,748	(239)
Maintenance	288	320	32	615	625	10
Depreciation amortization & accretion	1,668	1,692	24	3,558	3,375	(183)
Taxes other than income	1,005	1,039	34	2,009	1,960	(49)
Provision for doubtful accounts	47	813	766	98	822	724
Total operating expense	9,377	10,131	754	19,267	19,530	263

Operating income (loss)	(1,877)	(1,739)	(138)	5,798	6,272	(474)

Other income	39	157	(118)	316	251	65
Interest expense	(886)	(761)	(125)	(1,755)	(1,570)	(185)
Income (loss) before income taxes	(2,724)	(2,343)	(381)	4,359	4,953	(594)
Income tax benefit (expense)	1,012	849	163	(1,654)	(1,910)	256
Income (loss) from continuing operations	(1,712)	(1,494)	(218)	2,705	3,043	(338)

Discontinued operations, net of tax	213	65	148	650	547	103

Net income (loss)	$(1,499)	$(1,429)	$(70)	$3,355	$3,590	$(235)

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2014. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Income (Loss) from Discontinued Operations — The 2015 and 2014 results of our Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC for more information regarding the sale of Independence. In addition, the 2015 and 2014 results of our Energy West Wyoming subsidiary, historically included in the Natural Gas Operations segment, and the results of our pipeline operations segment have also been classified as discontinued operations as a result of a sale agreement executed on October 10, 2014. See Item 1 – Financial Statements - Note 2 – Discontinued Operations for further detail. The Company’s income from discontinued operations for the three months ended June 30, 2015 was $213,000 or $0.02 per diluted share, compared to $65,000 or $0.01 per diluted share for the three months ended June 30, 2014. The income from discontinued operations of EWW and EWD increased $142,000 to $214,000 for the three month period ended June 30, 2015 compared to $72,000 for the same period in 2014. The loss from discontinued operations of Independence decreased $6,000 to a loss of $1,000 for the three month period ended June 30, 2015 compared to a loss of $7,000 the same period in 2014.

Loss from Continuing Operations — Loss for the three months ended June 30, 2015 was $1,712,000, or $0.16 per diluted share, compared to a loss of $1,494,000 or $0.14 per diluted share for the three months ended June 30, 2014. Loss from our natural gas operations increased by $550,000 due primarily to: 1) the additional disallowed gas cost from the stipulation with the PUCO Staff in the most recent gas cost recovery audit in Ohio; 2) the adjustment in North Carolina to the volumes used in our unbilled revenue calculation and; 3) the impairment expense related to the pending sale of PGC. Loss from our gas marketing & production operations decreased by $827,000. The 2014 period included an expense of $1,056,000 for uncollectible accounts resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings. Loss from our corporate and other segment increased by $495,000 due primarily to increased general administrative and interest expenses in 2015.

Revenues — Revenues decreased by $4,454,000 to $16,046,000 for the three months ended June 30, 2015 compared to $20,500,000 for the same period in 2014. Revenue from natural gas operations decreased by $4,209,000 due to: 1) a decrease in the price of natural gas in our Ohio markets passed through to our customers; 2) decreased sales volumes from warmer weather in our Montana market; 3) the $534,000 decrease in North Carolina from the adjustment to volumes used to calculate unbilled revenue; partially offset by 4) an increase of $196,000 from the operation of our Loring Pipeline and higher gas costs passed through to customers in Maine. Revenue from our marketing and production operations decreased by $245,000 primarily due to lower sales volumes and lower prices.

Gross Margin — Gross margin decreased by $892,000 to $7,500,000 for the three months ended June 30, 2015 compared to $8,392,000 for the same period in 2014. Our natural gas operation’s margins decreased $1,012,000, primarily due to the additional disallowed gas cost beyond amounts accrued from the PUCO staff stipulation and the adjustment in North Carolina to the volumes used in our unbilled revenue calculation. Gross margin from our marketing & production operations increased $120,000 primarily due to higher sales volumes and higher margins per unit on volumes sold in our marketing operations.

Operating Expenses — Operating expenses, other than cost of sales, decreased by $754,000 to $9,377,000 for the three months ended June 30, 2015 compared to $10,131,000 for the same period in 2014. Distribution, general and administrative expenses increased by $102,000 primarily due to goodwill and asset impairment expenses totaling $393,000 resulting from the pending sale of the assets of PGC and partially offset by a $286,000 decrease in salaries and board fees. Depreciation and amortization expense decreased $24,000 due to decreased capital expenditures, offset by amortization expense related to the regulatory asset in Frontier of $123,000 not present in the prior year period. Taxes other than income expenses decreased by $34,000. Provision for doubtful accounts decreased $766,000. In the 2014 period, our marketing operation in Montana wrote-off $1,056,000 of uncollectible receivables resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings.

Other Income, net — Other income, net decreased by $118,000 to $39,000 for the three months ended June 30, 2015 compared to $157,000 for the same period in 2014. This decrease is primarily due to an expense increase of $80,000 related to the sale of our EWW and EWD subsidiaries. In addition, the 2014 period included $82,000 of interest income in our North Carolina Market which was earned on the deferred gas cost balances. These decreases were partially offset by a $13,000 market to market gain on derivative liabilities in our marketing and production operations and an increase of $30,000 in service sales in our natural gas operations.

Interest Expense — Interest expense increased by $125,000 to $886,000 for the three months ended June 30, 2015 compared to $761,000 in 2014 due primarily to the interest expense and amortized debt issue costs related to the new short-term loan agreement, which contributed $137,000 to the increased interest cost.

Income Tax Benefit — Income tax benefit increased by $163,000 to $1,012,000 for the three months ended June 30, 2015 compared to $849,000 for the same period in 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Income (Loss) from Discontinued Operations — The 2015 and 2014 results of our Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC for more information regarding the sale of Independence. In addition, the 2015 and 2014 results of our Energy West Wyoming subsidiary, historically included in the Natural Gas Operations segment, and the results of our pipeline operations segment have also been classified as discontinued operations as a result of a sale agreement executed on October 10, 2014. See Item 1 – Financial Statements - Note 2 – Discontinued Operations for further detail. The Company’s income from discontinued operations for the six months ended June 30, 2015 was $650,000 or $0.06 per diluted share, compared to $547,000 or $0.05 per diluted share for the six months ended June 30, 2014. The income from discontinued operations of EWW and EWD increased $99,000 to $668,000 for the six month period ended June 30, 2015 compared to $569,000 for the same period in 2014. The loss from discontinued operations of Independence decreased $4,000 to a loss of $18,000 for the six month period ended June 30, 2015 compared to a loss of $22,000 for the same period in 2014.

Income from Continuing Operations — Income for the six months ended June 30, 2015 was $2,705,000, or $0.26 per diluted share, compared to a net income of $3,043,000 or $0.29 per diluted share for the six months ended June 30, 2014. Income from our natural gas operations decreased by $825,000 due primarily to: 1) additional disallowed gas cost beyond amounts accrued from the stipulation with the PUCO Staff in the most recent gas cost recovery audit in Ohio; 2) the adjustment in North Carolina to the volumes used in our unbilled revenue calculation; 3) the impairment expense related to the pending sale of PGC and; 4) an offsetting increase from customer growth and colder weather in our Maine market. Loss from our gas marketing & production operations decreased by $811,000. The 2014 period included an expense of $1,056,000 for uncollectible accounts resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings. Loss from our corporate and other segment increased by $221,000 due primarily to increased professional fees in 2015.

Revenues — Revenues decreased by $12,218,000 to $69,779,000 for the six months ended June 30, 2015 compared to $81,997,000 for the same period in 2014. Revenue from natural gas operations decreased by $9,737,000 due to: 1) a decrease in the price of natural gas in our Ohio markets passed through to our customers; 2) decreased sales volumes due to warmer weather in our Montana market; 3) the $534,000 decrease in North Carolina from the adjustment to volumes used to calculate unbilled revenue; partially offset by 4) an increase of $386,000 from the operation of our Loring Pipeline and increased sales volumes from customer growth and colder weather in Maine. Revenue from our marketing and production operation decreased by $2,481,000 due to the loss of our LNG customer to pipeline competition and lower sales volumes and lower prices in our on-going operations.

Gross Margin — Gross margin decreased by $737,000 to $25,065,000 for the six months ended June 30, 2015 compared to $25,802,000 for the same period in 2014. Our natural gas operation’s margins decreased $554,000, due primarily to the additional disallowed gas cost beyond amounts accrued from the PUCO Staff stipulation in the gas cost recovery audit in Ohio and the adjustment in North Carolina to the volumes used in our unbilled revenue calculation, offset by increased margin due to customer growth and colder weather in our Maine market. Gross margin from our marketing & production operations decreased $182,000, primarily due to the loss of our LNG customer to pipeline competition. In 2014, the gross margin for the LNG business was $213,000.

Operating Expenses — Operating expenses, other than cost of sales, decreased by $263,000 to $19,267,000 for the six months ended June 30, 2015 compared to $19,530,000 for the same period in 2014. Distribution, general and administrative expenses increased $239,000 primarily due to goodwill and asset impairment expenses totaling $393,000 related to the pending sale of the assets of PGC. Depreciation and amortization expense increased by $183,000 primarily due to amortization expense related to the regulatory asset in Frontier of $245,000 not present in the prior year period, partially offset by decreased depreciation expenses due to decreased capital expenditures. Taxes other than income increased by $49,000. Provision for doubtful accounts decreased $724,000. In the 2014 period, our marketing operation in Montana wrote-off $1,056,000 of uncollectible receivables resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings.

Other Income, net — Other income, net increased by $65,000 to $316,000 for the six months ended June 30, 2015 compared to $251,000 for the same period in 2014. This increase is primarily due to a $135,000 market to market gain on derivative liabilities in our marketing and production operations, partially offset by $102,000 of expenses related to the sale of our EWW and EWD subsidiaries.

Interest Expense — Interest expense increased by $185,000 to $1,755,000 for the six months ended June 30, 2015 compared to $1,570,000 in 2014 due primarily to the interest expense and amortized debt issue costs related to the new short-term loan agreement, which contributed $137,000 to the increased interest cost.

Income Tax Expense — Income tax expense decreased by $256,000 to $1,654,000 for the six months ended June 30, 2015 compared to $1,910,000 for the same period in 2014. The decrease is primarily due to a decrease in pre-tax income. The Company’s effective tax rate increased to 38.0% for the six months ended June 30, 2015 compared to 37.5% in the 2014 period.

Net Income (Loss) by Segment and Service Area

The components of net income for the three and six months ended June 30, 2015 and 2014 are:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014

Natural Gas Operations
Energy West Montana (MT)	$(2)	$130	$632	$1,016
Frontier Natural Gas (NC)	32	217	1,072	1,309
Bangor Gas (ME)	289	(6)	1,784	1,387
Ohio & Pennsylvania Companies (OH/PA)	(891)	(572)	1,035	1,408
Public Gas (KY)	(296)	(87)	(278)	(51)
Total Natural Gas Operations	(868)	(318)	4,245	5,069
Marketing & Production Operations	(22)	(849)	(18)	(829)
Corporate & Other	(822)	(327)	(1,522)	(1,197)

Income (loss) from Continuing Operations	(1,712)	(1,494)	2,705	3,043

Discontinued Operations
Energy West Wyoming (WY)	170	44	582	489
Pipeline operations	44	28	86	80
Propane Operations	(1)	(7)	(18)	(22)
Income from discontinued operations	213	65	650	547

Consolidated Net Income (Loss)	$(1,499)	$(1,429)	$3,355	$3,590

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014

Natural Gas Operations
Operating revenues	$14,768	$18,977	$66,047	$75,784
Gas Purchased	7,474	10,671	41,335	50,518
Gross Margin	7,294	8,306	24,712	25,266
Operating expenses	8,206	8,334	16,984	16,154
Operating income (loss)	(912)	(28)	7,728	9,112
Other income	136	193	341	301
Income (loss) before interest and taxes	(776)	165	8,069	9,413
Interest expense	(620)	(644)	(1,291)	(1,309)
Income (loss) before income taxes	(1,396)	(479)	6,778	8,104
Income tax benefit (expense)	528	161	(2,533)	(3,034)

Net Income (Loss)	$(868)	$(318)	$4,245	$5,070

Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014

Full Service Distribution Revenues
Residential	$5,362	$7,320	$29,603	$33,405
Commercial	6,069	8,637	28,758	35,178
Other	38	15	59	37
Total full service distribution	11,469	15,972	58,420	68,620

Transportation	3,011	2,717	7,053	6,589
Bucksport	288	288	575	575

Total operating revenues	$14,768	$18,977	$66,048	$75,784

Utility Throughput

	Three Months Ended June 30,		Six Months Ended June 30,
(in million cubic feet (MMcf))	2015	2014	2015	2014

Full Service Distribution
Residential	633	725	3,113	3,307
Commercial	660	881	2,714	3,008
Total full service	1,293	1,606	5,827	6,315

Transportation	2,446	2,648	5,765	5,994
Bucksport	285	1,803	413	2,760

Total Volumes	4,024	6,057	12,005	15,069

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended		Percent Colder (Warmer)
		June 30,		2015 Compared to
	Normal	2015	2014	Normal	2014

Great Falls, MT	1,215	1,136	1,273	(6.50)%	(10.76)%
Bangor, ME	978	1,150	1,078	17.59%	6.68%
Elkin, NC	337	327	359	(2.97)%	(8.91)%
Lancaster, OH	544	456	544	(16.18)%	(16.18)%
Jackson, KY	395	344	385	(12.91)%	(10.65)%

		Six Months Ended		Percent Colder (Warmer)
		June 30,		2015 Compared to
	Normal	2015	2014	Normal	2014

Great Falls, MT	4,426	3,914	4,863	(11.57)%	(19.51)%
Bangor, ME	4,554	5,603	5,117	23.03%	9.50%
Elkin, NC	2,454	2,609	2,793	6.32%	(6.59)%
Lancaster, OH	3,397	3,775	3,922	11.13%	(3.75)%
Jackson, KY	2,672	2,975	3,081	11.34%	(3.44)%

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenues and Gross Margin

Revenues decreased by $4,209,000 to $14,768,000 for the three months ended June 30, 2015 compared to $18,977,000 for the same period in 2014. This decrease is the result of the following factors:

1)	Revenue from our Maine market increased $786,000. The Loring pipeline in Maine, which started transport services in September 2014, contributed $196,000 of this increase. The remainder is primarily due to higher gas costs passed onto customers in the three months ended June 30, 2015 compared to the 2014 period. Volumes from full service and transportation customers increased by 93 MMcf.

2)	Revenue from our North Carolina market decreased by $1,501,000 due to the $534,000 decrease from the adjustment to sales volumes used in our unbilled revenue calculation and a decrease in sales volumes of 139 MMcf due to warmer weather.

3)	Revenues from our Ohio market decreased $1,297,000. Revenue to full service customers decreased $1,336,000, primarily due to lower prices paid for natural gas passed on to our customers, along with a decrease of volumes sold to full service customers of 48 MMcf due to warmer weather.

4)	Revenue from our Montana market decreased $2,122,000 primarily caused by a volume decrease of 372 MMcf during the 2015 quarter compared to the same period in 2014, due to much warmer weather in 2015.

5)	Revenue from our Kentucky market decreased $60,000 during the 2015 quarter compared to the same period in 2014.

Gas purchases decreased by $3,197,000 to $7,474,000 for the three months ended June 30, 2015 compared to $10,671,000 for the same period in 2014. This decrease is primarily due to decreases in the price paid for natural gas in our Ohio markets as well as decreases in our sales volumes in our Montana markets. Offsetting these decreases is the additional disallowed gas costs over amounts previously accrued of $693,000 from the PUCO Staff stipulation in the gas cost recovery audit in Ohio. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $1,012,000 to $7,294,000 for the three months ended June 30, 2015 compared to $8,306,000 for the same period in 2014. Gross margin in our Ohio market decreased by $668,000 primarily due to the adjustment for additional disallowed gas cost from the PUCO Staff stipulation. Gross margin in our Maine market increased by $190,000 due primarily to the startup of the Loring Pipeline. Gross margin in our North Carolina market decreased by $316,000. The downward adjustment to the sales volumes used to calculate unbilled revenue accounted for $234,000 of the decrease with the remainder coming from the lower sales volumes. Gross margin in our Montana market decreased by $188,000 due to less sales volumes caused by warmer weather. Kentucky decreased gross margin by $30,000 due to warmer weather.

Earnings

The Natural Gas Operations segment’s net loss for the three months ended June 30, 2015 was $868,000 or $0.08 per diluted share, compared to a loss of $318,000, or $0.03 per diluted share for the three months ended June 30, 2014.

Operating expenses decreased by $128,000 to $8,206,000 for the three months ended June 30, 2015 compared to $8,334,000 for the same period in 2014. Distribution, general and administrative expenses decreased by $58,000 due to a decrease in salaries, a decrease in outside and professional services, and a decrease in board fees, offset by $393,000 from the impairment of goodwill and assets related to the pending sale of the assets of PGC. Depreciation and amortization expense decreased by $9,000 primarily due to decreased capital expenditures, offset by amortization expense related to the regulatory asset in Frontier of $123,000 not present in the prior year period. Taxes other than income decreased by $31,000.

Other income decreased by $57,000 to $136,000 for the three months ended June 30, 2015 compared to $193,000 for the same period in 2014. Interest income decreased $98,000 due to interest income allowed on deferred gas costs in our North Carolina market in 2014. Gains on disposal of property increased $11,000 for the three months ended June 30, 2015 compared to the same period in 2014. Other corporate and other expenses increased $29,000 to income of $148,000 for the three months ended June 30, 2015 compared to income of $119,000 in the same period in 2014.

Interest expense decreased by $24,000 to $620,000 for the three months ended June 30, 2015 compared to $644,000 for the same period in 2014.

Income tax benefit increased by $367,000 to $528,000 for the three months ended June 30, 2015 compared to $161,000 for the same period in 2014 primarily due to the larger pre-tax loss in 2015 compared to the 2014 period.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenues and Gross Margin

Revenues decreased by $9,737,000 to $66,047,000 for the six months ended June 30, 2015 compared to $75,784,000 for the same period in 2014. This decrease is the result of the following factors:

1)	Revenue from our Maine market increased $1,194,000. The Loring pipeline in Maine, which started transport services in September 2014, contributed $386,000 of the increase. The remainder is due to a volume increase from full service and transportation customers of 287 MMcf caused by continued customer growth magnified by colder weather.

2)	Revenue from our North Carolina market decreased by $1,468,000 due to the $534,000 decrease from the adjustment to sales volumes used in our unbilled revenue calculation and a decrease in sales volumes of 76 MMcf due to warmer weather.

3)	Revenues from our Ohio market decreased $5,333,000. Revenue to full service customers decreased $5,440,000, primarily due to lower prices paid for natural gas passed on to our customers, along with a decrease of volumes sold to full service customers of 61 MMcf due to warmer weather.

4)	Revenue from our Montana market decreased $4,054,000 primarily caused by a volume decrease of 392 MMcf during the 2015 period compared to the same period in 2014, due to much warmer weather in 2015. A decrease in prices paid for natural gas passed on to our customers also contributed to the decreased revenue.

5)	Revenue from our Kentucky market decreased $76,000 during the 2015 quarter compared to the same period in 2014.

Gas purchases decreased by $9,183,000 to $41,335,000 for the six months ended June 30, 2015 compared to $50,518,000 for the same period in 2014. This decrease is primarily due to lower prices paid for natural gas in our Ohio markets as well as decreases in our sales volumes in our Montana markets. Offsetting these decreases is the additional disallowed gas costs over amounts previously accrued of $693,000 from the PUCO Staff stipulation in the gas cost recovery audit in Ohio. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $554,000 to $24,712,000 for the six months ended June 30, 2015 compared to $25,266,000 for the same period in 2014. Gross margin in our Ohio market decreased by $512,000 primarily due to the adjustment of additional disallowed gas cost. Gross margin in our Maine market increased by $508,000 due to the startup of the Loring Pipeline and the increased sales volumes. Gross margin in our North Carolina market decreased by $92,000 due to the $234,000 decrease from the lower volumes used in the unbilled revenue calculation offset by a change in the sales volume mix toward higher margin customers. Gross margin in our Montana markets decreased by $443,000 due to less sales volumes caused by warmer weather. Kentucky decreased gross margin by $16,000.

Earnings

The Natural Gas Operations segment’s net income for the six months ended June 30, 2015 was $4,245,000 or $0.41 per diluted share, compared to earnings of $5,070,000, or $0.48 per diluted share for the six months ended June 30, 2014.

Operating expenses increased by $830,000 to $16,984,000 for the six months ended June 30, 2015 compared to $16,154,000 for the same period in 2014. Distribution, general and administrative expenses increased by $562,000 due to $393,000 from the impairment of goodwill and assets related to the pending sale of the assets of PGC, increases in employee benefits, insurance and board fees, and a decrease in capitalized labor. Depreciation and amortization expense increased by $221,000 primarily due to amortization expense related to the regulatory asset in Frontier of $245,000 not present in the prior year period. Taxes other than income increased by $54,000 due to increased property taxes in our Ohio utilities.

Other income increased by $40,000 to $341,000 for the six months ended June 30, 2015 compared to $301,000 for the same period in 2014. Interest income decreased $125,000 due to interest income allowed on deferred gas costs in our North Carolina market in 2014. Gains on disposal of property increased $31,000 for the six months ended June 30, 2015 compared to the same period in 2014. Other corporate and other expenses increased $131,000 to income of $280,000 for the six months ended June 30, 2015 compared to income of $148,000 in the same period in 2014. Our Maine and North Carolina markets recorded an increase in income from penalties and late fees of $49,000 and in the 2014 period our Ohio subsidiaries recorded other expense of $76,000 for civil fines related to the GCR audit.

Interest expense decreased by $18,000 to $1,291,000 for the six months ended June 30, 2015 compared to $1,309,000 for the same period in 2014.

Income tax expense decreased by $501,000 to $2,533,000 for the six months ended June 30, 2015 compared to $3,034,000 for the same period in 2014 primarily due to the decrease in pre-tax income in 2015 compared to the 2014 period.

MARKETING & PRODUCTION OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014

Marketing and Production Operations
Operating revenues	$1,278	$1,523	$3,731	$6,212
Gas Purchased	1,071	1,436	3,378	5,677
Gross Margin	207	87	353	535
Operating expenses	222	1,402	455	1,784
Operating loss	(15)	(1,315)	(102)	(1,249)
Other income (expense)	12	-	135	(1)
Income (loss) before interest and taxes	(3)	(1,315)	33	(1,250)
Interest expense	(31)	(22)	(62)	(54)
Loss before income taxes	(34)	(1,337)	(29)	(1,304)
Income tax benefit	12	488	11	475

Net Loss	$(22)	$(849)	$(18)	$(829)

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Revenues and Gross Margin

Revenues decreased by $245,000 to $1,278,000 for the three months ended June 30, 2015 compared to $1,523,000 for the same period in 2014. Our GNR subsidiary contributed revenue of $598,000, which is a decrease of $194,000 from the 2014 quarter due primarily to lower prices charged to customers. Revenue from our production operation decreased by $116,000 to $141,000 due to much lower prices for volumes produced. Partially offsetting these, revenue increased from our EWR marketing operations by $65,000 to $540,000 in the 2015 period due primarily to higher sales volumes.

Gross margin increased by $120,000 to $207,000 for the three months ended June 30, 2015 compared to $87,000 for the same period in 2014. GNR’s margin increased by $86,000 to $95,000 for the three months ended June 30, 2015 from $8,000 in the 2014 period. Gross margin from our EWR marketing operations increased by $81,000 due to the higher sales volumes and higher margins per unit on volumes sold. Gross margin from our production operation decreased by $49,000 due to the lower prices for volumes produced.

Earnings

The Marketing & Production segment’s loss for the three months ended June 30, 2015 was $22,000, or $0.002 per diluted share, compared to a loss of $849,000, or $0.08 per diluted share for the three months ended June 30, 2014.

Operating expenses decreased by $1,180,000 to $222,000 for the three months ended June 30, 2015 compared to $1,402,000 for the same period in 2014. The 2014 period included $1,056,000 in uncollectible accounts expense resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings.

Other income (expense) increased by $12,000 for the three months ended June 30, 2015 from $0 for the same period in 2014, due to a market-to-market gain on derivative liabilities.

Income tax benefit decreased by $476,000 to $12,000 for the three months ended June 30, 2015 compared to $488,000 for the same period in 2014 primarily due to the decrease in the pre-tax loss in 2015 compared to the 2014 period.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Revenues and Gross Margin

Revenues decreased by $2,481,000 to $3,731,000 for the six months ended June 30, 2015 compared to $6,212,000 for the same period in 2014. Revenue from our LNG business decreased by $1,390,000 due to the loss of our LNG customer to pipeline competition in 2014. Our GNR subsidiary contributed revenue of $1,925,000, which is a decrease of $503,000 from the 2014 quarter due primarily to lower prices charged to customers. Revenue decreased from our EWR marketing operation by $343,000 to $1,503,000 in the 2015 period due primarily to lower prices for volumes sold. Revenue from our production operation decreased by $245,000 due to significantly lower prices for volumes produced.

Gross margin decreased by $182,000 to $353,000 for the six months ended June 30, 2015 compared to $535,000 for the same period in 2014. Gross margin from our LNG business decreased by $213,000. Gross margin from our EWR production operating decreased by $68,000 due the lower prices on volumes produced. GNR’s margin increased $79,000 to $247,000 for the six months ended June 30, 2015 from $168,000 in the 2014 period. Gross margin on EWR marketing operations increased by $20,000 due to higher margins per unit on volumes sold.

Earnings

The Marketing & Production segment’s loss for the six months ended June 30, 2015 was $18,000, or $0.002 per diluted share, compared to a loss of $829,000, or $0.08 per diluted share for the six months ended June 30, 2014.

Operating expenses decreased by $1,329,000 to $455,000 for the six months ended June 30, 2015 compared to $1,784,000 for the same period in 2014. The 2014 period included $1,056,000 in uncollectible accounts expense resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings.

Other income (expense) increased by $136,000 to income of $135,000 for the six months ended June 30, 2015 compared to expense of $1,000 for the same period in 2014, due to a $135,000 market-to-market gain on derivative liabilities.

Income tax benefit decreased by $464,000 to $11,000 for the six months ended June 30, 2015 compared to $475,000 for the same period in 2014 primarily due to the decrease in pre-tax income in 2015 compared to the 2014 period.

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

Income Statement

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014

Corporate and Other
Operating revenues	$-	$-	$-	$-
Gas Purchased	-	-	-	-
Gross Margin	-	-	-	-
Operating expenses	949	395	1,828	1,591
Operating loss	(949)	(395)	(1,828)	(1,591)
Other expense	(110)	(37)	(160)	(49)
Loss before interest and taxes	(1,059)	(432)	(1,988)	(1,640)
Interest expense	(235)	(95)	(403)	(206)
Loss before income taxes	(1,294)	(527)	(2,391)	(1,846)
Income tax benefit	472	201	869	649
Net loss from continuing operations	(822)	(326)	(1,522)	(1,197)
Discontinued operations	213	65	650	546

Net Loss	$(609)	$(261)	$(872)	$(651)

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Results of corporate and other operations for the three months ended June 30, 2015 include administrative costs of $949,000, corporate expenses of $30,000, expenses related to the sale of our Wyoming subsidiaries of $80,000, interest expense of $235,000, offset by an income tax benefit of $472,000, for a net loss from continuing operations of $822,000.

Results of corporate and other operations for the three months ended June 30, 2014 include administrative costs of $395,000, corporate expenses of $40,000, interest income of $3,000, interest expense of $95,000, offset by an income tax benefit of $201,000, for a net loss from continuing operations of $326,000.

Loss from discontinued operations

Discontinued operations of the prior and current periods represent the results of operations related to the sale of the Independence assets, our Energy West Wyoming subsidiary, and the Shoshone & Glacier pipeline assets. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence. See Note 2 – Discontinued Operations to the notes of our consolidated financial statements in this 10-Q for more information regarding the sale of Energy West Wyoming and the Shoshone & Glacier pipeline assets. Net income from discontinued operations increased by $148,000 to income of $213,000 for the three months ended June 30, 2015 as compared to income of $65,000 for the same period in 2014.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Results of corporate and other operations for the six months ended June 30, 2015 include administrative costs of $1,828,000, corporate expenses of $58,000, expenses related to the sale of our Wyoming subsidiaries of $102,000, interest expense of $403,000, offset by an income tax benefit of $869,000, for a net loss from continuing operations of $1,522,000.

Results of corporate and other operations for the six months ended June 30, 2014 include administrative costs of $1,591,000, acquisition related costs of $7,000, corporate expenses of $49,000, interest expense of $206,000, offset by an income tax benefit of $649,000, and interest income of $7,000, for a net loss from continuing operations of $1,197,000. Included in administrative costs is expense related to director stock compensation awards of $308,000, and the write-off of $197,000 of construction work in progress related to a software conversion project that has been terminated.

Loss from discontinued operations

Discontinued operations of the prior and current periods represent the results of operations related to the sale of the Independence assets, our Energy West Wyoming subsidiary, and the Shoshone & Glacier pipeline assets. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence. See Note 2 – Discontinued Operations to the notes of our consolidated financial statements in this 10-Q for more information regarding the sale of Energy West Wyoming and the Shoshone & Glacier pipeline assets. Net income from discontinued operations increased by $104,000 to income of $650,000 for the six months ended June 30, 2015 as compared to income of $546,000 for the same period in 2014.

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

Cash, excluding restricted cash, increased to $2.3 million at June 30, 2015, compared to $1.6 million at December 31, 2014.

	Six Months Ended June 30,
	2015	2014

Cash Flows from Continuing Operations
Cash provided by operating activities	$11,429	$9,160
Cash used in investing activities	(4,642)	(9,635)
Cash used in financing activities	(7,891)	(10,411)
Decrease in cash	$(1,104)	$(10,886)

Cash Flows from Discontinued Operations
Cash provided by operating activities	$2,245	$1,254
Cash used in investing activities	(398)	(204)
Increase in cash	$1,847	$1,050

Operating Cash Flow

For the six months ended June 30, 2015, cash provided by operating activities increased by $2.3 million as compared to the six months ended June 30, 2014. Major items affecting operating cash included a $235,000 decrease in net income from continuing operations, a $3.1 million increase in accounts payable payments, a $1.9 million increase in accounts receivable receipts, a $1.9 million decrease in other current assets, a $1.2 million increase in other current liabilities, a $0.4 million increase in collections of recoverable costs of gas, a $0.5 million increase in unbilled revenue, a $0.3 million decrease in inventory purchases, and a $0.1 million increase in prepayments.

Investing Cash Flow

For the six months ended June 30, 2015, cash used in investing activities decreased by $5.0 million as compared to the six months ended June 30, 2014. The decrease is primarily attributable to a decrease of $5.7 million in cash paid for capital expenditures, a $53,000 increase in proceeds from notes receivable, a $16,000 increase in proceeds from the sale of fixed assets, offset by a decrease of $802,000 in contributions in aid of construction.

Capital Expenditures

Our capital expenditures for continuing operations totaled $5.0 million and $10.7 million for the six months ended June 30, 2015 and 2014, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving lines of credit.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the six months ended June 30, 2015 and 2014 and provides an estimate of future cash requirements for capital expenditures:

	Six Months Ended
	June 30,
($ in thousands)	2015	2014

Natural Gas Operations	$4,854	$10,481
Marketing and Production Operations	49	60
Corporate and Other Operations	69	123

Total Capital Expenditures	$4,972	$10,664

We anticipate our remaining cash requirements for capital expenditures through December 31, 2015 to be approximately $3.2 million, which we expect to fund from cash provided by operating activities.

Financing Cash Flow

For the six months ended June 30, 2015, cash used in financing activities decreased by $2.5 million as compared with the six months ended June 30, 2014. The change is due to $5.5 million in additional net payments on our line of credit, $5.0 million in proceeds from a new short-term loan, $3.0 million repayment of a loan in the 2014 period, a $1.4 million decrease in dividends paid, and increase in payments on the build to suit liability in 2015 of $0.9 million.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. We use our credit facility with Bank of America, shown as line of credit on the accompanying Condensed Consolidated Balance Sheets, to maintain liquidity. Our use of the revolving line of credit was $18.7 million and $19.9 million at June 30, 2015 and 2014, respectively. We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $45.0 million and $40.3 million at June 30, 2015 and 2014, respectively, including the amount due within one year.

The following discussion describes our credit facilities as of June 30, 2015.

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

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $18.7 million and $28.8 million at June 30, 2015 and December 31, 2014, respectively. For the three months ended June 30, 2015 and 2014, interest expense related to the line of credit was $136,000 and $130,000, respectively. The weighted average interest rate for the revolving credit facility was 2.40% and 2.41%, for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, interest expense related to the line of credit was $313,400 and $275,400, respectively. The weighted average interest rate for the revolving credit facility was 2.42% and 2.40%, for the six months ended June 30, 2015 and 2014, respectively.

Bank of America Term Loan

Energy West entered into a $10.0 million term loan with Bank of America with a maturity date of April 1, 2017 (the "Term Loan"). The Term Loan portion of the Bank of America credit agreement has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan is amortized at a rate of $125,000 per quarter. As of June 30, 2015, the Company had not exercised the interest rate swap provision for the fixed interest rate.

For the three months ended June 30, 2015 and 2014, the weighted average interest rate was 2.18% and 2.15%, respectively, resulting in interest expense of $48,500 and $50,300, respectively. For the six months ended June 30, 2015 and 2014, the weighted average interest rate was 2.17% and 2.16%, respectively, resulting in interest expense of $96,700 and $100,700, respectively. The balance outstanding on the Term Loan at June 30, 2015 and December 31, 2014 was $8,625,000 and $8,875,000, respectively.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes to Allstate/CUNA, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Interest expense was $200,200 and $400,400 for the three and six months ended June 30, 2015 and 2014, respectively.

Sun Life Assurance Company of Canada

On May 2, 2011, the Company and its Ohio subsidiaries, NEO, Orwell and Brainard (together the “Issuers"), issued a $15.3 million, 5.38% Senior Secured Guaranteed Fixed Rate Note due June 1, 2017 ("Fixed Rate Note"). The Fixed Rate Note is governed by a Note Purchase Agreement (“NPA”). Concurrent with the funding and closing of the note, which occurred on May 3, 2011, the parties executed amended note purchase agreements that are substantially the same as the note purchase agreements executed on November 2, 2010. On April 9, 2012, the Company entered into a waiver and amendment of the Fixed Rate Note to cure certain breaches of covenants.

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

For the three and six months ended June 30, 2015 and 2014, the weighted average interest rate on the Fixed Rate Note was 5.38%. Interest expense related to the Fixed Rate Note was $206,000 and $412,000 for the three and six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2014, the weighted average interest rate on the Floating Rate Note was 4.09%, resulting in $11,000 of interest expense. For the six months ended June 30, 2014, the weighted average interest rate on the Floating Rate Note was 4.10%, resulting in $40,900 of interest expense.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original NPA dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains, Lightning Pipeline, Gas Natural and Sun Life. The Senior Note bears an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017. The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio subsidiaries. For the three and six months ended June 30, 2015 and 2014, the interest expense related to the Senior Note was $30,752 and $61,504, respectively.

Short Term Loan Agreement with NIL Funding Corporation

On April 6, 2015, the Company entered into a loan agreement and promissory note with NIL Funding Corporation (“NIL Funding”). Pursuant to the note and loan agreement, NIL Funding loaned Gas Natural $5.0 million, bearing an annual interest rate of 7.5%, and a maturity date of October 3, 2015. The note and loan agreement are subject to other customary loan covenants and default provisions. For the three and six months ended June 30, 2015, the interest expense related to the short term loan was $88,356. On July 27, 2015, the NIL Funding credit facility was paid off and extinguished.

The Company used proceeds from this loan, in part, to repay an intercompany payable owed to Energy West. On November 24, 2014, the MPSC issued an order directing, in part, that Energy West require Gas Natural to repay an intercompany payable to Energy West by December 24, 2014. In addition, the MPSC order restricted Energy West and its Montana, Maine, and North Carolina operating subsidiaries from paying dividends to Gas Natural until persuasive evidence could be presented that Energy West was on a sound financial footing and that effect had been given to the MPSC’s ring-fencing conditions; the strongest indication being the absence of ongoing balances owed to Energy West by Gas Natural. On April 9, 2015, Energy West filed a request to reinstate Energy West and its Montana, Maine, and North Carolina operating subsidiaries ability to pay dividends to Gas Natural. On July 22, 2015, the MPSC issued an order allowing for the reinstatement of the dividends. They also approved a special dividend to be declared from the proceeds from the sale of Energy West’s subsidiaries Energy West Wyoming and the Shoshone and Glacier pipeline assets.

NIL Funding is an affiliate of The InterTech Group, Inc. (“InterTech”). The Chairperson and Chief Executive Officer of InterTech is Anita G. Zucker. Ms. Zucker, as trustee of the Article 6 Marital Trust, under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, beneficially owns 940,000 shares, or 8.96%, of the Company’s outstanding common stock, as of February 9, 2015. Two members of Gas Natural’s Board of Directors, Robert Johnston and Michael Bender, also currently serve as Executive Vice President and Chief Strategy Officer and Director, Corporate Secretary and Corporate Counsel, respectively, of InterTech.

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

The amendments provide that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the obligors to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year do not exceed 70% of net income of the obligors for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there exists no other event of default at the time the dividend, distribution, redemption or repurchase is made. Due to the covenants, the Obligors are may be unable to pay a dividend to the holding company, which may impact the Company’s ability to pay a dividend to shareholders.

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

On May 31, 2014, the Company loaned $3.1 million to Great Plains, one of the obligors under the note purchase agreements. The loan was not evidenced by a promissory note and pledged to Sun Life as required by certain covenants in the note purchase agreement. On July 8, 2015, Great Plains executed a $3.1 million revolving note payable to the Company, which was pledged to Sun Life. Concurrently, the Company entered into a limited waiver to the note purchase agreement with Sun Life curing the breach of the covenants.

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

Additionally, Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $0.9 million and $0.9 million at June 30, 2015 and December 31, 2014, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs.

The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio subsidiaries. The Senior Note is subject to other customary loan covenants and default provisions.

The NIL Funding Corporation short term loan contains various covenants, including a restriction on any future indebtedness by Gas Natural. Gas Natural is also prohibited from consummating a merger or consolidation or selling all or substantially all of its assets or stock except for (i) any merger consolidation or sale by or with certain of its subsidiaries and (ii) sales and dispositions of assets for at least fair market value so long as the net book value of all assets sold or otherwise disposed of in any fiscal year does not exceed $2 million.

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

The Company believes it is in compliance with the financial covenants under its debt agreements or has received waivers as described above.

Ring Fencing Restrictions

In addition to the financial covenants under our credit facilities, the ring fencing provisions required by our regulatory commissions impose additional limitations on our liquidity. Specifically, usage of the Bank of America line of credit is regulated by ring fencing provisions from the MPSC, MPUC, NCUC and WPSC. One of the ring fencing provisions issued by the MPSC requires that of the $30.0 million line of credit available, $11.2 million must be used or available to be used exclusively by Energy West Montana. The remaining $18.8 million balance of the line of credit is available for use by Energy West and its other Montana, North Carolina and Maine subsidiaries.

In 2014, our maximum borrowing capacity under the revolving line of credit was temporarily increased by $10.0 million to a maximum borrowing capacity of $40.0 million. The MPSC restricted borrowing on this increased borrowing capacity to $5.0 million unless Energy West receives express permission from the commission. In addition, the uncommitted $5.0 million of borrowing capacity increase does not count toward the $11.2 million requirement which must be used or available for Energy West Montana.

We continue to monitor our compliance under these ring fencing provisions on a monthly basis. The amount available to be drawn on the Bank of America line of credit after giving effect to the $11.2 million allocation to Energy West Montana was $8.1 million at June 30, 2015. We believe we are currently in compliance with all ring fencing provisions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance-sheet arrangements.

Item 3. Quantitative And Qualitative Disclosure About Market Risk

There have been no material changes in market risk at June 30, 2015 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits that have arisen in the ordinary course of business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. . In our opinion, the outcome to these legal actions will not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

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

At this time we are unable to provide an estimate of any possible future losses that the Company may incur in connection to this suit. We carry insurance that we believe will cover any negative outcome associated with this action. This insurance carries a $250,000 deductible, which we have reached. Although we believe these insurance proceeds are available, we may incur costs and expenses related to this suit that are not covered by insurance which may be substantial. Any unfavorable outcome of this suit could adversely impact our business and results of operations.

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

On June 13, 2014, Richard M. Osborne, father of our chief executive officer and our former chairman and chief executive officer, filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne sought an order requiring us to provide him with “the minutes and any corporate resolutions for the past five years.” We had provided Mr. Osborne with all the board minutes he requested that had been approved by the board. On October 29, 2014, Mr. Osborne filed an amended complaint in this matter demanding minutes of the committees of the board of directors and additional board minutes which he claimed he was entitled to receive. On November 17, 2014, the defendants moved to dismiss Mr. Osborne’s amended complaint for failure to state a claim upon which relief can be granted, and for summary judgment. On February 11, 2015, the Court granted defendants’ motion, dismissing the case except for one allegation in one paragraph of Mr. Osborne’s amended complaint: that we failed to produce minutes of any board meeting that occurred between June 1, 2014 and June 13, 2014. The Court held in abeyance its ruling on this issue, to give Mr. Osborne 30 days to conduct discovery limited to determining whether any board meetings occurred during that two-week period. On February 13, 2015, Mr. Osborne voluntarily dismissed his Complaint, without prejudice. On April 28, 2015, Mr. Osborne refiled this lawsuit in a different court, the Cuyahoga County Court of Common Pleas, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al.,” Case No. 15CV844836. Mr. Osborne is again seeking the board minutes at issue in the previously dismissed lawsuit and minutes that have been prepared subsequently. We believe the lawsuit, like its prior iteration, is wholly without merit and will vigorously contest it. In addition, we have filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. If successful, Mr. Osborne will only be able to initiate new litigation against the Company after receiving permission from the court in which the case would be pending.

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

Mr. Osborne dismissed the above lawsuit on July 15, 2014, without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014, against us and our board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earn-out amount associated with our purchase of assets from John D. Marketing, (2) alleges that the board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order us to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties have each filed motions for summary judgement which are awaiting the ruling of the court. We believe that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

As disclosed above, on June 26, 2014, Mr. Osborne filed a lawsuit against us in the Court of Common Pleas in Lake County, Ohio. In the lawsuit, Mr. Osborne sought injunctive relief delaying the 2014 annual meeting scheduled to take place on July 30, 2014. While that suit was pending, on July 9, 2014, Mr. Osborne mailed the first of several letters to our shareholders, criticizing our board and seeking the shareholders’ support in replacing them. On July 15, 2014, Mr. Osborne dismissed without prejudice his Lake County lawsuit, but he refiled it on July 28, 2014. He did not again seek to enjoin the annual shareholder meeting, which occurred as scheduled two days later. Instead, he requests in his complaint that the Lake County court void the election of directors at the July 30, 2014 meeting and order us to conduct another shareholder meeting for the purpose of electing directors no later than February 2015, which the Court did not do. Mr. Osborne’s refiled lawsuit remains pending. Mr. Osborne wrote two additional letters, dated August 12, 2014, and September 9, 2014, which he mailed to our shareholders in mid-September. In the letters Mr. Osborne continued to criticize our board and management.

Mr. Osborne did not file these letters with the Securities and Exchange Commission and we believe that his letters violated Section 14(a) of the Securities Exchange Act and related regulations that require shareholder solicitations to be filed with the SEC. On October 2, 2014, we filed a suit against Mr. Osborne captioned “Gas Natural Inc. v. Richard M. Osborne” in the United States District Court Northern District of Ohio (Case No. 1:14-cv-2181). In this case we sought to enjoin Mr. Osborne from sending additional letters to our shareholders without complying with applicable Federal securities laws. The court held a hearing on October 8, 2014, and the judge granted the injunction, requiring Mr. Osborne to file with the SEC any letters he writes to shareholders so long as his action in Lake County seeking to invalidate the July 30, 2014 meeting is pending. Mr. Osborne has appealed the ruling. The court heard oral arguments on the appeal on July 31, 2015. We believe his appeal is wholly without merit and will vigorously contest it.

On March 12, 2015, Cobra Pipeline Co., Ltd filed a lawsuit against the Company in the United States District Court for the Northern District of Ohio captioned “Cobra Pipeline Co., Ltd. V. Gas Natural Inc., et al.,” Case No. 1:15-CV-00481. Mr. Osborne owns and controls Cobra. Cobra’s complaint alleges that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleges that defendants, including the Company, accessed and intercepted vehicle tracking data, after Gas Natural knew or should have known that its authority to do so had ended. The complaint alleges claims under the Stored Communications Act and the Wiretap Act. The Company has moved to dismiss the complaint, believes the suit is wholly without merit, and will vigorously contest it.

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

SEC Investigation

The Company received a letter from the Chicago Regional Office of the SEC dated March 3, 2015 stating that the staff of the SEC is conducting an investigation regarding (i) audits by the PUCO and Rehmann Corporate Investigative Services, (ii) the determination and calculation of the GCR, (iii) the Company’s financial statements and internal controls and (iv) various entities affiliated with our former CEO, Richard M. Osborne. The SEC has requested we preserve all documents relating to these matters. The Company received a subpoena to produce documents from the staff of the SEC dated May 29, 2015 in connection with this matter. The Company is complying with these requests and intends to cooperate fully with the SEC.

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

Gas Natural Inc.

August 10, 2015	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(principal financial officer)

