Form 10-Q
period 2015-09-30
Gas Natural Inc.
filed 2015-11-09
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2015 was 10,504,734 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of September 30, 2015

GLOSSARY OF TERMS

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

USPF. United States Power Fund, L.P.

Walker Gas. Walker Gas & Oil Company, Inc.

WPSC. The Wyoming Public Service Commission.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,904,154	$1,585,926
Accounts receivable
Trade, less allowance for doubtful accounts of $272,367 and $370,909, respectively	4,403,443	12,095,535
Related parties	164,302	250,101
Unbilled gas	2,260,541	7,630,852
Note receivable, current portion	726	2,070
Inventory
Natural gas	5,733,778	5,301,895
Materials and supplies	2,324,890	2,300,990
Prepaid income taxes	434,100	431,681
Regulatory assets, current	2,713,255	4,097,822
Deferred tax asset	578,033	635,195
Prepayments and other	2,064,654	986,941
Assets held for sale	3,647,248	802,436
Discontinued operations	-	11,653,934
Total current assets	28,229,124	47,775,378

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	192,675,626	187,566,638
Less accumulated depreciation, depletion and amortization	(48,637,868)	(45,555,553)
PROPERTY, PLANT, & EQUIPMENT, NET	144,037,758	142,011,085

OTHER ASSETS
Notes receivable, less current portion	32,502	90,345
Regulatory assets, non-current	1,653,750	2,055,404
Debt issuance costs, net of amortization	713,198	1,079,447
Goodwill	15,872,247	16,155,672
Customer relationships, net of amortization	2,707,486	2,927,500
Restricted cash	1,897,672	1,897,677
Other assets	14,360	11,404
Total other assets	22,891,215	24,217,449
TOTAL ASSETS	$195,158,097	$214,003,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Checks in excess of amounts on deposit	$34,504	$194,524
Line of credit	15,750,000	28,760,799
Accounts payable
Trade	6,174,579	14,115,367
Related parties	62,943	170,319
Notes payable, current portion	521,321	542,201
Contingent consideration, current	671,638	671,638
Derivative instruments	31,290	3,023,271
Accrued liabilities	4,920,853	4,860,663
Accrued liabilities - related parties	99,150	111,133
Customer deposits, current	400,522	634,090
Obligation under capital lease, current	199,517	188,224
Regulatory liability, current	1,065,596	925,175
Build-to-suit liability	7,408,163	5,597,287
Other current liabilities	959,695	940,643
Liabilities held for sale	262,513	61,416
Discontinued operations	20,139	544,432
Total current liabilities	38,582,423	61,341,182

LONG-TERM LIABILITIES
Deferred investment tax credits	97,396	113,193
Deferred tax liability	13,166,934	10,538,394
Asset retirement obligation	1,217,595	1,196,518
Customer advances for construction	1,026,700	993,681
Regulatory liability, non-current	1,210,816	1,089,850
Customer deposits	949,540	949,540
Obligation under capital lease, less current	1,475,197	1,674,714
Contingent consideration, less current	-	75,362
Total long-term liabilities	19,144,178	16,631,252

NOTES PAYABLE, less current portion	39,335,068	39,720,860

COMMITMENTS AND CONTINGENCIES (see Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value; Authorized: 30,000,000 and 30,000,000 shares, respectively; Issued: 10,501,263 and 10,487,511 shares, respectively; Outstanding: 10,501,263 and 10,487,511 shares, respectively	1,574,690	1,573,127
Capital in excess of par value	63,958,752	63,826,341
Retained earnings	32,562,986	30,911,150
Total stockholders’ equity	98,096,428	96,310,618
TOTAL CAPITALIZATION	137,431,496	136,031,478
TOTAL LIABILITIES AND CAPITALIZATION	$195,158,097	$214,003,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Natural gas operations	$11,355,099	$12,542,698	$77,402,612	$88,327,066
Marketing and production	1,728,716	1,072,273	5,460,246	7,284,543
Total revenues	13,083,815	13,614,971	82,862,858	95,611,609

COST OF SALES
Natural gas purchased	4,583,203	5,739,430	45,918,641	56,257,668
Marketing and production	1,639,912	860,900	5,018,370	6,538,023
Total cost of sales	6,223,115	6,600,330	50,937,011	62,795,691

GROSS MARGIN	6,860,700	7,014,641	31,925,847	32,815,918

OPERATING EXPENSES
Distribution, general, and administrative	6,806,138	6,321,270	19,792,959	19,018,069
Maintenance	256,483	295,762	871,714	920,308
Depreciation and amortization	1,790,111	1,830,287	5,327,327	5,178,270
Accretion	-	9,255	21,077	36,533
Provision for doubtful accounts	34,713	7,626	133,041	829,814
Taxes other than income	1,014,908	901,329	3,023,365	2,861,724
Total operating expenses	9,902,353	9,365,529	29,169,483	28,844,718

OPERATING INCOME (LOSS)	(3,041,653)	(2,350,888)	2,756,364	3,971,200

Loss from unconsolidated affiliate	-	-	-	(977)
Other income, net	277,402	408,821	593,429	617,656
Gain on sale of marketable securities	-	183,371	-	183,371
Acquisition expense	-	-	-	(7,197)
Interest expense	(811,765)	(764,367)	(2,566,886)	(2,334,435)
Income (loss) before income taxes	(3,576,016)	(2,523,063)	782,907	2,429,618

Income tax benefit (expense)	1,312,049	1,008,494	(342,191)	(901,141)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,263,967)	(1,514,569)	440,716	1,528,477

Discontinued operations, net of tax	3,394,981	34,825	4,044,776	581,652

NET INCOME (LOSS)	$1,131,014	$(1,479,744)	$4,485,492	$2,110,129

Basic weighted shares outstanding	10,494,130	10,487,511	10,490,736	10,475,213
Dilutive effect of stock options	1,134	-	1,173	-
Diluted weighted shares outstanding	10,495,264	10,487,511	10,491,909	10,475,213

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.22)	$(0.14)	$0.04	$0.15
Discontinued operations	0.32	-	0.39	0.05
Net income (loss) per share	$0.10	$(0.14)	$0.43	$0.20

Dividends declared per common share (see Note 15)	$0.135	$0.135	$0.270	$0.405

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,131,014	$(1,479,744)	$4,485,492	$2,110,129
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain/(loss) on available-for-sale securities, net of tax of $0, $6,066, $0, and $7,689, respectively	-	10,584	-	14,811
Unrealized gain on available-for-sale securities transferred to earnings, net of tax of $0, $63,651, $0 and $63,651, respectively	-	(119,720)	-	(119,720)
Other comprehensive income, net of tax	-	(109,136)	-	(104,909)

COMPREHENSIVE INCOME (LOSS)	$1,131,014	$(1,588,880)	$4,485,492	$2,005,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,485,492	$2,110,129
Less income from discontinued operations	4,044,776	581,652
Income from continuing operations	440,716	1,528,477

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,327,327	5,178,270
Accretion	21,077	36,533
Amortization of debt issuance costs	517,379	304,177
Provision for doubtful accounts	133,041	829,814
Stock based compensation	133,974	312,100
Loss on goodwill and asset impairments	803,518	-
Gain on sale of marketable securities	-	(183,371)
Loss (gain) on sale of assets	(34,812)	10,635
Loss from unconsolidated affiliate	-	977
Unrealized holding (gain) loss on contingent consideration	(75,362)	(3,000)
Change in fair value of derivative financial instruments	(119,596)	(8,419)
Investment tax credit	(15,797)	(15,797)
Deferred income taxes	2,685,702	1,243,512
Changes in assets and liabilities
Accounts receivable, including related parties	7,532,912	5,467,686
Unbilled gas	5,360,535	5,011,695
Natural gas inventory	(431,883)	(3,048,511)
Accounts payable, including related parties	(7,572,247)	(3,425,347)
Recoverable/refundable cost of gas purchases	(1,147,233)	(624,880)
Regulatory assets & liabilities	186,122	(2,401,250)
Prepayments and other	(1,101,642)	(560,351)
Other assets	(453,379)	(141,418)
Other liabilities	57,390	(912,571)
Net cash provided by operating activities of continuing operations	12,247,742	8,598,961

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,325,234)	(16,276,508)
Proceeds from sale of fixed assets	65,660	33,234
Proceeds from sale of marketable securities	-	421,875
Proceeds from note receivable	59,187	2,752
Restricted cash – capital expenditures fund	-	57,441
Customer advances for construction	33,335	15,303
Contributions in aid of construction	605,785	1,942,695
Net cash used in investing activities of continuing operations	(7,561,267)	(13,803,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	13,750,000	16,450,000
Repayments of line of credit	(26,760,799)	(16,919,000)
Repayments of notes payable, including related parties	(5,406,672)	(3,429,702)
Proceeds from notes payable, including related parties	5,000,000	102,000
Repayments of build-to-suit	(1,371,434)	-
Payments of capital lease obligations	(188,224)	(177,570)
Debt issuance costs	(151,130)	(9,298)
Restricted cash – debt service fund	5	131,840
Exercise of stock options	-	45,761
Dividends paid	(2,833,656)	(4,242,608)
Net cash used in financing activities of continuing operations	(17,961,910)	(8,048,577)

DISCONTINUED OPERATIONS
Operating cash flows	1,288,242	1,907,389
Investing cash flows	14,305,421	(346,220)
Financing cash flows	-	53,892
Net cash provided by discontinued operations	15,593,663	1,615,061

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,318,228	(11,637,763)
Cash and cash equivalents, beginning of period	1,585,926	12,741,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,904,154	$1,103,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,085,083	$1,842,202
Cash refunded for income taxes, net	-	6,025

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under build-to-suit agreement	$3,182,310	$4,148,469
Capital expenditures included in accounts payable	425,857	848,371
Capitalized interest	323,764	16,742
Restricted cash received from customer as security deposit	-	949,540
Accrued dividends	-	472,163
Capital assets acquired through trade-in	-	85,068
Capital assets acquired through debt	-	25,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Gas Natural Inc. (the “Company”) is a natural gas company with operations in six states. The Company’s primary operations are natural gas utility companies located throughout these states. The Company’s operations also include marketing and production of natural gas, and along with its corporate level operations, these areas of operation represent the Company’s three operating and reportable segments and are described below.

•	Natural Gas Operations	Annually distributes approximately 26 Bcf of natural gas to approximately 69,000 customers. The Company’s natural gas utility subsidiaries are Public Gas Company (Kentucky), Bangor Gas (Maine), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), Brainard Gas Corp. (Ohio), Northeast Ohio Natural Gas Corporation (Ohio), and Orwell Natural Gas Company (Ohio and Pennsylvania).

•	Marketing & Production Operations	Annually markets approximately 1.3 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming, Ohio, and Pennsylvania through the Company’s EWR and GNR subsidiaries. The EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns an average 55% gross working interest (average 46% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Corporate & Other	Encompasses costs associated with business development and acquisitions, dispositions of subsidiary entities and results of discontinued operations, dividend income, recognized gains or losses from the sale of marketable securities, and activity from Lone Wolfe which serves as an insurance agent for the Company and other businesses in the energy industry.

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

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Gas Natural Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to fairly present the results of operations for the interim periods. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. A majority of the Company’s revenues are derived from its natural gas utility operations, making its revenue seasonal in nature. Therefore, the largest portion of the Company’s operating revenue is generated during the colder months when its sales volume increases considerably. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2015 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires acquirers to recognize adjustments to provisional amounts identified during the reporting period in which adjustments to business combination accounting are determined. Acquirers should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The new standard may have an impact on the Company’s condensed consolidated financial statements in the event of a business combination.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects that the adoption of this standard will not have a material impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015, and requires retrospective application. The adoption of this update is not expected to cause any material changes to the Company’s consolidated financial statements other than the reclassification of debt issuance costs from assets to a reduction of liabilities in our consolidated balance sheets.

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

	September 30, 2015			December 31, 2014
	EWW/Pipelines	Independence	Total	EWW/Pipelines	Independence	Total

Current Assets:
Cash and cash equivalents	$-	$-	$-	$257,358	$-	$257,358
Accounts receivable, net	-	-	-	1,002,763	155	1,002,918
Unbilled gas	-	-	-	735,122	-	735,122
Inventory	-	-	-	181,197	-	181,197
Prepayments and other	-	-	-	71,101	-	71,101
Regulatory assets, current	-	-	-	250,031	-	250,031
Total current assets	-	-	-	2,497,572	155	2,497,727
Non-Current Assets:
Property, plant & equipment, net	-	-	-	8,966,965	-	8,966,965
Regulatory assets, non-current	-	-	-	155,826	-	155,826
Other assets	-	-	-	33,416	-	33,416
Total non-current assets	-	-	-	9,156,207	-	9,156,207

Total discontinued assets	$-	$-	$-	$11,653,779	$155	$11,653,934

Current Liabilities:
Accounts payable	$-	$20,139	$20,139	$28,578	$1,079	$29,657
Accrued liabilities	-	-	-	334,664	-	334,664
Other current liabilities	-	-	-	123,318	16,000	139,318
Total current liabilities	-	20,139	20,139	486,560	17,079	503,639
Non-Current Liabilities:
Customer advances for construction	-	-	-	40,793	-	40,793

Total discontinued liabilities	$-	$20,139	$20,139	$527,353	$17,079	$544,432

The following table reconciles the carrying amounts of the major line items constituting the pretax profit of discontinued operations to the after-tax profit or loss of discontinued operations that are presented on the Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
EWW/Pipeline assets
Revenues	$-	$1,741,491	$4,608,504	$7,185,277
Cost of sales	-	(1,047,877)	(2,533,836)	(4,204,071)
Distribution, general & administrative	-	(345,758)	(779,610)	(1,129,945)
Maintenance	-	(42,372)	(80,708)	(130,788)
Depreciation & amortization	-	(178,554)	-	(541,777)
Taxes other than income	-	(62,236)	(168,588)	(233,612)
Other income	-	6,307	7,263	22,571
Interest expense	1,598	971	634	(281)
Pretax income from discontinued operations	1,598	71,972	1,053,659	967,374
Gain on the sale of EWW/Pipeline Assets	5,366,271	-	5,366,271	-
Income tax expense	(1,960,882)	(20,465)	(2,345,201)	(346,660)
Income from discontinued operations of EWW/Pipeline assets	$3,406,987	$51,507	$4,074,729	$620,714

Independence
(Loss) from discontinued operations of Independence	(12,006)	(16,682)	(29,953)	(39,062)

Discontinued operations, net of tax	$3,394,981	$34,825	$4,044,776	$581,652

Energy West Wyoming and the Glacier & Shoshone Pipelines

On October 10, 2014, the Company executed a stock purchase agreement for the sale of all of the stock of its wholly-owned subsidiary, Energy West Wyoming, Inc. (“EWW”), to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in the Company’s Natural Gas Operations segment. In conjunction with this sale, the Company’s Energy West Development, Inc. subsidiary entered into an asset purchase agreement for the sale of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. The Pipeline Assets have historically comprised the entirety of the Company’s Pipeline segment. As a result of EWW and the Pipeline Asset’s classification as discontinued operations, their results have been included in Corporate & Other segment for all periods presented. On July 1, 2015, the transaction was completed and the Company received $14.6 million for the sale of EWW and $1.2 million for the sale of the Pipeline Assets.

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

Note 3 – Held for Sale

On January 14, 2015, the Company entered into an asset purchase agreement with Utility Pipeline, LTD to sell nearly all of the assets and liabilities of its Clarion and Walker Pennsylvania utility divisions. The Company will receive $0.9 million under the transaction. The agreement contains customary representations, warranties, covenants and indemnification provisions. The consummation of the transaction is dependent upon the satisfaction or waiver of a number of customary closing conditions, the receipt of regulatory approvals and the consent of certain lenders of the Company. The Company expects this transaction to be finalized in the fourth quarter of 2015.

Clarion and Walker have historically been reported as a component of the Company’s Natural Gas Operations segment and collectively contributed $(185,000) and $87,000 to the Company’s pre-tax income from continuing operations for the three months ended September 30, 2015 and 2014, respectively, and $(80,000) and $189,000 to the Company’s pre-tax income from continuing operations for the nine months ended September 30, 2015 and 2014, respectively. The Company does not believe that the sale of Clarion and Walker constitutes a strategic shift that will have a major effect on its operations or financial results and as such, neither of the divisions have been classified as discontinued operations in the Company’s financial statements, but instead have been classified as assets and liabilities held for sale at September 30, 2015 and December 31, 2014.

On August 5, 2015, the Company executed an asset purchase agreement with Kentucky Frontier Gas, LLC, to sell nearly all the assets and liabilities of its subsidiary PGC in Kentucky. The Company will receive approximately $1.9 million under the transaction. The asset purchase agreement contains customary representations, warranties, covenants and indemnification provisions.  The consummation of this transaction depends upon the satisfaction or waiver of a number of customary closing conditions and the receipt of regulatory approvals.

Goodwill associated with the original acquisition of the operating assets of PGC in the amount of $283,425 is impaired as a result of the pending sale and has been included in the Distribution, general and administrative line item in the accompanying Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2015. As a result of this transaction, the Company will recognize an asset impairment loss of $109,682 based on the carrying amount of assets sold totaling $1,939,682 and the estimated cost to sell of $70,000. This loss has been recorded in the Distribution, general and administrative line item in the accompanying Consolidated Statement of Comprehensive Income for the nine months ended September 30, 2015.

PGC has historically been reported as a component of the Company’s Natural Gas Operations segment and excluding the effects of the impairments discussed above, accounted for losses of $131,000 and $43,000 to the Company’s pre-tax income from continuing operations for the three months ended September 30, 2015 and 2014, respectively, and losses of $195,000 and $126,000 to the Company’s pre-tax income from continuing operations for the nine months ended September 30, 2015 and 2014, respectively. The Company does not believe that the sale of PGC constitutes a strategic shift that will have a major effect on its operations or financial results and as such, PGC has not been classified as discontinued operations in the Company’s financial statements, but instead has been classified as assets and liabilities held for sale at September 30, 2015.

On August 10, 2015, the Company entered into an asset purchase agreement with Marc Wertenberger to sell the land, building and improvements of the “Matchworks” building located at 8500 Station Street, Mentor Oh, 44060.  This represents substantially all of the assets of the Company’s 8500 Station Street, LLC subsidiary.  The Company received $1.4 million less closing costs under the transaction which closed on October 15, 2015.  As a result of this transaction, the Company will recognize an asset impairment loss of $410,411 based on the carrying amount of assets sold totaling $1,760,411. This loss has been recorded in the distribution, general and administrative line item in the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015.

8500 Station Street has historically been reported as a component of the Company’s Natural Gas Operations segment and excluding the effects of the impairment discussed above contributed $7,000 and $35,000 to the Company’s pre-tax income from continuing operations for the three months ended September 30, 2015 and 2014, respectively, and $21,000 and $82,000 to the Company’s pre-tax income from continuing operations for the nine months ended September 30, 2015 and 2014, respectively. The Company does not believe that the sale of the assets of 8500 Station Street constitutes a strategic shift that will have a major effect on its operations or financial results and as such, 8500 has not been classified as discontinued operations in the Company’s financial statements, but instead has been classified as assets and liabilities held for sale at September 30, 2015.

The following table summarizes the major classes of assets and liabilities classified as held for sale at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014

Current Assets:
Accounts receivable, net	$161,007	$49,069
Unbilled gas	31,928	22,151
Inventory	42,216	3,622
Prepayments and other	27,469	5,401
Regulatory assets, current	3,077	203,241
Total current assets	265,697	283,484
Non-Current Assets:
Property, plant & equipment, net	3,267,908	407,247
Goodwill	111,706	111,705
Other assets	1,937	-
Total non-current assets	3,381,551	518,952

Total assets held for sale	$3,647,248	$802,436

Current Liabilities:
Accounts payable	$56,247	$36,184
Accrued liabilities	65,318	21,632
Customer deposits	111,475	-
Other current liabilities	29,473	3,600
Total liabilities held for sale	$262,513	$61,416

Note 4 – Goodwill

On August 5, 2015, the Company executed an asset purchase agreement with Kentucky Frontier Gas, LLC, to sell nearly all the assets and liabilities of its subsidiary PGC in Kentucky. Goodwill associated with the original acquisition of the operating assets of PGC in the amount of $283,425 is impaired as a result of the pending sale and has been included in the distribution, general and administrative line item in the accompanying Consolidated Statements of Comprehensive Income. See Note 3 – Held for Sale for further information regarding the PGC asset sale. The schedule below presents the changes in carrying amount of goodwill for the three and nine months ended September 30, 2015.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2015

Beginning balance	$15,872,247	$16,155,672
PGC Impairment Loss	-	(283,425)
Ending balance	$15,872,247	$15,872,247

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

The following table presents the placement in the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total

LIABILITIES:
Contingent consideration	$-	$-	$671,638	$671,638

Commodity swap contracts	$-	$31,290	$-	$31,290

	December 31, 2014
	Level 1	Level 2	Level 3	Total

LIABILITIES:
Contingent consideration	$-	$-	$747,000	$747,000

Commodity swap contracts	$-	$3,023,271	$-	$3,023,271

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Contingent Consideration Liability

Opening balance December 31, 2014	$747,000

Transfers into level 3	-
Transfers out of level 3	-
Total (gains) losses for period:
Included in net income	(75,362)
Included in other comprehensive income	-
Purchases	-
Sales	-
Settlements	-
Issuances	-

Closing balance September 30, 2015	$671,638

The following table summarizes quantitative information used in determining the fair value of the Company’s liabilities categorized in level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measures

	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Input	Range

Contingent Consideration	$671,638	Monte Carlo analysis	Forecasted annual EBITDA	$0.5 - $0.7 million
			Weighted avg cost of capital	14.0% - 14.0%
			U.S. Treasury yields	0.0% - 0.7%

		Discounted cash flow	U.S. Treasury yields	0.0% - 0.7%
			Credit spread	2.1% - 3.0%

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

The following table summarizes the commodity swap contracts entered into by the Company as of September 30, 2015. The Company will pay the fixed price listed for the volumes denoted in the table below. In exchange it will receive from a counterparty a variable payment based on the market price for the natural gas product listed for these volumes. These payments are settled monthly.

Product	Type	Contract Period	Volume	Price per MMBtu

AECO Canada - CGPR 7A Natural Gas	Swap	4/1/15 - 3/31/16	500 MMBtu/Day	$2.420
AECO Canada - CGPR 7A Natural Gas	Swap	11/1/15 - 3/31/16	500 MMBtu/Day	$2.260

Included in the cost of sales line item in the accompanying Consolidated Statements of Comprehensive Income is $316,000 and $0 of realized losses on commodity swap agreements not designated as hedging instruments for the three months ended September 30, 2015 and 2014, respectively and $3,061,000 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Unrealized (gains)/losses on commodity swap agreements not designated as hedging instruments for non-regulated subsidiaries were $16,000 and $0 for the three months ended September 30, 2015 and 2014, respectively and ($120,000) and $0 for the nine months ended September 30, 2015 and 2014, respectively.

The table below shows the line item in the Company’s Condensed Consolidated Balance Sheets where the fair value of the commodity swap contracts is included.

Fair Value of Derivative Instruments

	Liabilities
		September 30,	December 31,
	Balance Sheet Location	2015	2014
Derivatives not designated as hedging instruments

Commodity swap contracts	Derivative instruments	$31,290	$3,023,271

Note 7 - Regulatory Assets and Liabilities

The following table summarizes the components of the Company’s regulatory asset and liability balances at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Current	Long-term	Current	Long-term

REGULATORY ASSETS
Recoverable cost of gas purchases	$2,179,935	$-	$692,117	$-
Deferred costs	489,996	1,347,509	489,996	1,715,006
Deferred loss on commodity swaps	-	-	2,872,385	-
Income taxes	-	296,819	-	296,819
Rate case costs	43,324	9,422	43,324	43,579
Total regulatory assets	$2,713,255	$1,653,750	$4,097,822	$2,055,404

REGULATORY LIABILITIES
Over-recovered gas purchases	$1,065,596	$-	$925,175	$-
Income taxes	-	83,161	-	83,161
Asset retirement costs	-	1,127,655	-	1,006,689
Total regulatory liabilities	$1,065,596	$1,210,816	$925,175	$1,089,850

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

Deferred Loss on Commodity Swaps

The Company’s regulated subsidiaries defer recognition of unrealized losses and gains on its commodity swap derivative instruments as regulatory assets and liabilities, respectively. Deferred losses and gains are recognized as a component of cost of sales – natural gas purchased on the Company’s Consolidated Statements of Comprehensive Income during the period in which they are settled and recovered through rates. This regulatory asset was recovered in the third quarter of 2015.

Income Taxes

The regulatory asset related to income taxes earns a return equal to that of the Company’s rate base and will be recovered through rates. The regulatory liability related to income taxes will be credited to our customers.

Asset Retirement Costs

As a result of regulatory action by the PUCO, Orwell and Brainard accrue an estimated liability for removing certain classes of utility plant long-lived assets at the end of their useful lives. The liability is equal to a set percentage of the asset’s historic cost. These liabilities are accrued over the useful lives of the assets with the corresponding expense included as a portion of depreciation expense. Upon retirement of any assets included in these asset classes, any costs incurred to retire the asset will be recorded against this regulatory liability. Any costs in excess of the liability will be expensed as incurred and any residual liability in excess of incurred costs to retire the asset will act to reduce Orwell and Brainard’s future rates. As of September 30, 2015, none of the assets included in these asset classes have been retired.

Rate Case Costs

Rate case costs do not earn a return and will be amortized over a period of 2 to 3 years.

Note 8 – Credit Facilities and Long-Term Debt

Line of Credit

The Company has a revolving credit facility with the Bank of America with a maximum borrowing capacity of $30.0 million due April 1, 2017. On November 26, 2014, the Company entered into an amendment temporarily increasing the borrowing capacity by $10.0 million to a maximum of $40.0 million. In an order approving this temporary increase in borrowing capacity, the MPSC stated that any amounts borrowed under this increase in excess of $5.0 million would first require the approval of the MPSC. Amounts borrowed under this temporary increase had a maturity date of July 1, 2015 and were repaid to Bank of America prior to that date. This revolving credit facility includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $15.8 million and $28.8 million at September 30, 2015 and December 31, 2014, respectively. For the three months ended September 30, 2015 and 2014, interest expense related to the line of credit was $110,000 and $146,000, respectively. For the nine months ended September 30, 2015 and 2014, interest expense related to the line of credit was $423,000 and $421,000, respectively. The weighted average interest rate for the revolving credit facility was 2.32% and 2.50% for the three months ended September 30, 2015 and 2014, respectively. The weighted average interest rate for the revolving credit facility was 2.39% and 2.42%, for the nine months ended September 30, 2015 and 2014, respectively.

Notes Payable

The following table details the Company’s outstanding long-term debt balances at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014

LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	$8,500,000	$8,875,000
6.16%, Allstate/CUNA Senior unsecured note, due June 29, 2017	13,000,000	13,000,000
5.38%, Sun Life fixed rate note, due June 1, 2017	15,334,000	15,334,000
4.15%, Sun Life senior secured guaranteed note, due June 1, 2017	2,989,552	2,989,552
Vehicle and equipment financing loans	32,837	64,509
Total notes payable	39,856,389	40,263,061
Less: current portion	521,321	542,201
Notes payable, long-term portion	$39,335,068	$39,720,860

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

Sun Life

The Sun Life covenants restrict certain cash balances and require two main types of debt service reserve accounts to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve accounts was $0.9 million and $0.9 million at September 30, 2015 and December 31, 2014, respectively, and is included in restricted cash on the Company’s Condensed Consolidated Balance Sheets. The debt service reserve accounts cannot be used for operating cash needs.

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

NIL Funding Corporation

The NIL Funding short term loan contains various covenants, including a restriction on any future indebtedness by Gas Natural. Gas Natural is also prohibited from consummating a merger or consolidation or selling all or substantially all of its assets or stock except for (i) any merger consolidation or sale by or with certain of its subsidiaries and (ii) sales and dispositions of assets for at least fair market value so long as the net book value of all assets sold or otherwise disposed of in any fiscal year does not exceed $2 million.

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

The Company recognized $102,948 in expense for the three and nine months ended September 30, 2015, related to the grant of 3,471 and 12,305, respectively, of the Company’s common stock to the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date.

The Company recognized $0.3 million in expense for the three and nine months ended September 30, 2014, related to the grant of 30,833 of the Company’s common stock to the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date.

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of the Company’s common stock by providing written notice to the Company. There are 250,000 shares authorized for issuance under the plan. As of September 30, 2015, no awards had been granted under the plan.

Note 10 – Employee Benefit Plans

The Company has a 401(k) defined contribution plan which covers substantially all of its employees. The plan provides for an annual contribution of 3% of all employees’ salaries, with an additional contribution of 10% of each participant’s elective deferral, which is invested in shares of the Company’s common stock under the 401(k) plan. The expense related to the 401(k) plan for the three months ended September 30, 2015 and 2014 was $114,000 and $123,000, respectively. The expense related to the 401(k) Plan for the nine months ended September 30, 2015 and 2014 was $352,000 and $391,000, respectively.

The Company has sponsored a defined postretirement health plan (the "Retiree Health Plan") providing Medicare supplement benefits to eligible retirees. The Retiree Health Plan pays eligible retirees (post-65 years of age) up to $125 per month toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. The Company discontinued contributions in 2006 and is no longer required to fund the Retiree Health Plan. As of September 30, 2015 and December 31, 2014, the value of plan assets was $100,460 and $133,000, respectively. The assets remaining in the trust will be used to fund the plan until the assets are exhausted.

Note 11 – Income Taxes

Income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as demonstrated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Tax (benefit) expense at statutory rate of 34%	$602,682	$(834,880)	$2,432,626	$1,140,627
State income tax (benefit), net of Federal tax benefit (expense)	42,864	(82,641)	267,173	112,905
Amortization of deferred investment tax credits	(5,265)	(5,265)	(15,794)	(15,794)
Adjustment to tax return filed	-	(70,734)	-	(29,820)
Other	1,296	17,183	(14,715)	36,187

Total income tax (benefit) expense	641,577	(976,337)	2,669,290	1,244,105
Less: income tax from discontinued operations	1,953,626	32,157	2,327,099	342,964

Income tax (benefit) expense from continuing operations	$(1,312,049)	$(1,008,494)	$342,191	$901,141

The “Adjustment to tax return filed” line above for the nine months ended September 30, 2014 includes an income tax adjustment of $40,914 related to the correction of income tax items related to 2012 recorded during the nine months ended September 30, 2014.

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. The Company has no unrecognized tax benefits that would have a material impact to the Company’s financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three and nine months ended September 30, 2015 and 2014.

The Company recognizes interest and penalties related to unrecognized tax benefits in operating expense. As of September 30, 2015 and December 31, 2014, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits. For the three and nine months ended September 30, 2015 and 2014, the Company did not recognize any interest or penalties related to unrecognized tax benefits.

The Company, or one or more of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax years after 2011 for federal and state returns remain open to examination by the major taxing jurisdictions in which the Company operates.

Note 12 – Related Party Transactions

Accounts Receivable and Accounts Payable

The table below details amounts due from and due to related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, at September 30, 2015 and December 31, 2014. These amounts are presented on the balance sheet as Related parties under Accounts receivable and Accounts payable. During the three months and nine months ended September 30, 2015, the Company wrote-off $0 and $9,000, respectively, of related party receivables as uncollectable.

	Accounts Receivable		Accounts Payable
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014

Cobra Pipeline	$93,093	$178,596	$1,145	$67,982
Orwell Trumbell Pipeline	100	-	12,437	102,231
Great Plains Exploration	452	959	4,839	9
Big Oats Oil Field Supply	30	4,752	-	-
John D. Oil and Gas Company	6,864	6,854	44,522	-
OsAir	41,271	35,329	-	97
Lake County Title	18,413	15,491	-	-
Other	4,079	8,120	-	-
Total related party balances	$164,302	$250,101	$62,943	$170,319

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Natural Gas Purchases & Transportation	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$195,131	$6,000	$-	$-
Orwell Trumbell Pipeline	48,423	-	57	-
Great Plains Exploration	15,232	-	20	-
Big Oats Oil Field Supply	-	-	19	-
John D. Oil and Gas Company	132,407	-	157	-
OsAir	-	-	265	-
Other	-	-	758	-
Total	$391,193	$6,000	$1,276	$-

	Three Months Ended September 30, 2014
	Natural Gas Purchases & Transportation	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$154,871	$6,000	$-	$-
Orwell Trumbell Pipeline	46,125	-	140	35,549
Great Plains Exploration	120,707	-	599	1,700
Big Oats Oil Field Supply	-	-	29	-
John D. Oil and Gas Company	135,237	-	144	6,323
OsAir	32,984	-	44	17,079
Other	13,839	-	2,839	100
Total	$503,763	$6,000	$3,795	$60,751

The tables below detail transactions with related parties, including companies owned or controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30, 2015
	Natural Gas Purchases & Transportation	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$838,154	$20,000	$-	$-
Orwell Trumbell Pipeline	646,529	-	1,028	100
Great Plains Exploration	338,304	-	275	(500)
Big Oats Oil Field Supply	-	-	2,378	850
John D. Oil and Gas Company	-	-	474	-
OsAir	-	-	6,650	-
Lake County Title	-	-	-	7,241
Other	-	-	9,816	-
Total	$1,822,987	$20,000	$20,621	$7,691

	Nine Months Ended September 30, 2014
	Natural Gas Purchases & Transportation	Pipeline Construction Purchases	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$864,118	$-	$14,000	$104,623	$13,400
Orwell Trumbell Pipeline	562,728	-	-	1,595	37,124
Great Plains Exploration	611,187	-	-	12,735	4,700
Big Oats Oil Field Supply	-	254,752	93,741	4,482	850
John D. Oil and Gas Company	737,522	-	-	431	35,473
OsAir	176,116	-	6,001	2,889	39,945
Lake Shore Gas	162,360	-	-	-	-
Other	76,281	-	22,808	21,065	1,676
Total	$3,190,312	$254,752	$136,550	$147,820	$133,168

In addition, the Company accrued a liability of approximately $99,150 and $69,253 payable to companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer, for natural gas and natural gas transportation services used through September 30, 2015 and 2014, respectively, which had not yet been invoiced. The related expenses are included in the gas purchased line item in the accompanying Condensed Consolidated Statements of Comprehensive Income.

The Company had related party natural gas imbalances of $27,088 and $98,000 at September 30, 2015 and December 31, 2014, respectively, which were included in the Company’s natural gas inventory balance. These amounts represent quantities of natural gas due to the Company from natural gas transportation companies controlled by Richard M. Osborne, father of the Company’s chief executive officer and the Company’s former chairman and chief executive officer.

On April 6, 2015, the Company entered into a loan agreement and promissory note with NIL Funding Corporation (“NIL Funding”). Pursuant to the note and loan agreement, NIL Funding loaned Gas Natural $5.0 million, bearing an annual interest rate of 7.5%, and a maturity date of October 3, 2015. See Note 8 – Credit Facilities and Long-Term Debt for further detail regarding this loan. On July 27, 2015, the NIL Funding credit facility was paid off and extinguished.

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

Note 13 – Operating Segments

The Company’s reportable segments are based on the Company’s method of internal reporting, which generally segregates the strategic business units due to differences in services and regulation. The internal reporting of these operating segments is defined based on the reporting and review process used by the Company’s chief operating officer. The Company primarily separates its state regulated utility businesses from the non-regulated marketing and production business. Transactions between reportable segments are accounted for on the accrual basis, and eliminated prior to external financial reporting. Inter-company eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, inter-company accounts receivable and payable, equity, and subsidiary investments.

The following tables set forth summarized financial information for the Company’s natural gas, marketing and production, and corporate and other operations.

Three Months Ended September 30, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$11,356,319	$1,885,718	$-	$13,242,037
Intersegment elimination	(1,220)	(157,002)	-	(158,222)
Total operating revenue	11,355,099	1,728,716	-	13,083,815

COST OF SALES	4,584,423	1,796,914	-	6,381,337
Intersegment elimination	(1,220)	(157,002)	-	(158,222)
Total cost of sales	4,583,203	1,639,912	-	6,223,115

GROSS MARGIN	$6,771,896	$88,804	$-	$6,860,700

OPERATING EXPENSES	9,335,060	141,801	450,737	9,927,598
Intersegment elimination	(25,245)	-	-	(25,245)
Total operating expenses	9,309,815	141,801	450,737	9,902,353

OPERATING INCOME (LOSS)	$(2,537,919)	$(52,997)	$(450,737)	$(3,041,653)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(1,902,628)	$(65,648)	$(295,691)	$(2,263,967)

DISCONTINUED OPERATIONS	$-	$-	$3,394,981	$3,394,981

NET INCOME (LOSS)	$(1,902,628)	$(65,648)	$3,099,290	$1,131,014

Three Months Ended September 30, 2014

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$12,619,151	$2,134,914	$-	$14,754,065
Intersegment elimination	(76,453)	(1,062,641)	-	(1,139,094)
Total operating revenue	12,542,698	1,072,273	-	13,614,971

COST OF SALES	5,815,883	1,923,541	-	7,739,424
Intersegment elimination	(76,453)	(1,062,641)	-	(1,139,094)
Total cost of sales	5,739,430	860,900	-	6,600,330

GROSS MARGIN	$6,803,268	$211,373	$-	$7,014,641

OPERATING EXPENSES	8,146,216	372,682	873,202	9,392,100
Intersegment elimination	(26,571)	-	-	(26,571)
Total operating expenses	8,119,645	372,682	873,202	9,365,529

OPERATING INCOME (LOSS)	$(1,316,377)	$(161,309)	$(873,202)	$(2,350,888)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(879,952)	$(108,248)	$(526,369)	$(1,514,569)

DISCONTINUED OPERATIONS	$-	$-	$34,825	$34,825

NET INCOME (LOSS)	$(879,952)	$(108,248)	$(491,544)	$(1,479,744)

Nine Months Ended September 30, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$77,419,693	$8,916,218	$-	$86,335,911
Intersegment elimination	(17,081)	(3,455,972)	-	(3,473,053)
Total operating revenue	77,402,612	5,460,246	-	82,862,858

COST OF SALES	45,935,722	8,474,342	-	54,410,064
Intersegment elimination	(17,081)	(3,455,972)	-	(3,473,053)
Total cost of sales	45,918,641	5,018,370	-	50,937,011

GROSS MARGIN	$31,483,971	$441,876	$-	$31,925,847

OPERATING EXPENSES	26,381,246	596,698	2,278,814	29,256,758
Intersegment elimination	(87,275)	-	-	(87,275)
Total operating expenses	26,293,971	596,698	2,278,814	29,169,483

OPERATING INCOME (LOSS)	$5,190,000	$(154,822)	$(2,278,814)	$2,756,364

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$2,342,145	$(83,643)	$(1,817,786)	$440,716

DISCONTINUED OPERATIONS	$-	$-	$4,044,776	$4,044,776

NET INCOME (LOSS)	$2,342,145	$(83,643)	$2,226,990	$4,485,492

Nine Months Ended September 30, 2014

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$88,568,864	$13,136,479	$-	$101,705,343
Intersegment elimination	(241,798)	(5,851,936)	-	(6,093,734)
Total operating revenue	88,327,066	7,284,543	-	95,611,609

COST OF SALES	56,499,466	12,389,959	-	68,889,425
Intersegment elimination	(241,798)	(5,851,936)	-	(6,093,734)
Total cost of sales	56,257,668	6,538,023	-	62,795,691

GROSS MARGIN	$32,069,398	$746,520	$-	$32,815,918

OPERATING EXPENSES	24,301,048	2,156,684	2,464,547	28,922,279
Intersegment elimination	(77,561)	-	-	(77,561)
Total operating expenses	24,223,487	2,156,684	2,464,547	28,844,718

OPERATING INCOME (LOSS)	$7,845,911	$(1,410,164)	$(2,464,547)	$3,971,200

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$4,189,646	$(936,885)	$(1,724,284)	$1,528,477

DISCONTINUED OPERATIONS	$-	$-	$581,652	$581,652

NET INCOME (LOSS)	$4,189,646	$(936,885)	$(1,142,632)	$2,110,129

The following table presents the Company’s assets by reportable segments:

	Natural Gas Operations	Marketing & Production Operations	Corporate & Other Operations	Consolidated
September 30, 2015

Goodwill	$14,496,247	$1,376,000	$-	$15,872,247

Total assets	$207,865,565	$8,234,003	$91,209,698	$307,309,266
Intersegment eliminations	(24,460,173)	(220,953)	(87,470,043)	(112,151,169)
Total assets	$183,405,392	$8,013,050	$3,739,655	$195,158,097

December 31, 2014

Goodwill	$14,779,672	$1,376,000	$-	$16,155,672

Total assets	$214,030,368	$9,192,830	$100,781,302	$324,004,500
Intersegment eliminations	(68,714,744)	(2,714,405)	(38,571,439)	(110,000,588)
Total assets	$145,315,624	$6,478,425	$62,209,863	$214,003,912

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

Mr. Osborne dismissed the above lawsuit on July 15, 2014, without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014, Case No. 14CV1512, against us and our board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earn-out amount associated with our purchase of assets from John D. Marketing, (2) alleges that the board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order us to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties have each filed motions for summary judgment which are awaiting the ruling of the court. We believe that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

On March 12, 2015, Cobra Pipeline Co., Ltd (“Cobra”) filed a lawsuit against the Company in the United States District Court for the Northern District of Ohio captioned “Cobra Pipeline Co., Ltd. v. Gas Natural Inc., et al.,” Case No. 1:15-CV-00481. Mr. Osborne owns and controls Cobra. Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleged that defendants, including the Company, accessed and intercepted vehicle tracking data, after Gas Natural knew or should have known that its authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. On September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals.

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

Harrington Employment Suit

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. On August 11, 2015, the Montana Supreme Court agreed with us that Mr. Harrington’s employment was governed by Ohio law, and as such he could not take advantage of Montana’s Wrongful Discharge from Employment Act. However, the Montana Supreme Court also held the trial court erred in determining it lacked jurisdiction over the case, finding the trial court should have retained jurisdiction and applied Ohio law to Mr. Harrington’s claims. As Ohio is an “at will” state, we believe there are no claims under Ohio law and the case will ultimately be dismissed by the trial court on remand. On September 28, 2015, Mr. Harrington filed a Motion to Amend Complaint to assert new causes of action not previously alleged including claims for misrepresentation, constructive fraud based on alleged representations, slander, and mental pain and suffering. We continue to believe Mr. Harrington’s claims under both Montana and Ohio law are without merit, and we will oppose Mr. Harrington’s recent motion and will continue to vigorously defend this case on all grounds.

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

SEC Investigation

The Company received a letter from the Chicago Regional Office of the SEC dated March 3, 2015 stating that the staff of the SEC is conducting an investigation regarding (i) audits by the PUCO and Rehmann Corporate Investigative Services, (ii) the determination and calculation of the GCR, (iii) the Company’s financial statements and internal controls and (iv) various entities affiliated with our former CEO, Richard M. Osborne. The SEC has requested we preserve all documents relating to these matters. The Company received a subpoena to produce documents from the staff of the SEC dated May 29, 2015 in connection with this matter. The Company is complying with these requests and intends to cooperate fully with the SEC. Although the Company believes that insurance proceeds will be available for a portion of the cost of the investigation, the Company has incurred substantial costs and expenses related to the investigation that are not covered by insurance.

Note 15 – Subsequent Events

Dividends

On October 8, 2015, the Company declared a dividend of $0.135 per share that is payable to shareholders of record on October 22, 2015. There were 10,504,734 shares outstanding on October 22, 2015 resulting in a total dividend of $1,418,139 which was paid to shareholders on October 29, 2015.

Loan agreement with NIL Funding

On October 23, 2015, the Company entered into a loan agreement and promissory note with NIL Funding Pursuant to the note and loan agreement, NIL Funding loaned Gas Natural $3.0 million, bearing an annual interest rate of 6.95%, and a maturity date of April 20, 2016. The note and loan agreement are subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding may, at its option, require the Company to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of the Company’s common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. NIL Funding is considered a related party. See Note 12 – Related Party Transactions for further details.

Sale of Assets of 8500 Station Street

On August 5, 2015, the Company entered into an asset purchase agreement with Marc Wertenberger to sell the land, building and improvements of the “Matchworks” building located at 8500 Station Street, Mentor Oh, 44060.  This represents substantially all of the assets of the Company’s 8500 Station Street, LLC subsidiary.  The Company received $1.4 million less closing costs under the transaction which closed on October 15, 2015.  As a result of this transaction, the Company will recognize an asset impairment loss of $410,411 based on the carrying amount of assets sold totaling $1,760,411. This loss has been recorded in the distribution, general and administrative line item in the accompanying Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015.

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

OVERVIEW

Gas Natural is a natural gas company, primarily operating local distribution companies in six states and serving approximately 68,000 customers. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio), Orwell Natural Gas Company (Ohio and Pennsylvania) and Public Gas Company (Kentucky). Our operations also include production and marketing of natural gas. Approximately 95% of our revenues for the three and nine months ended September 30, 2015 were derived from our natural gas utility operations. Our revenue is seasonal in nature; therefore, the largest portion of our operating revenue is generated during the colder months when our sales volumes increase considerably. The interim results on the accompanying condensed consolidated statements of comprehensive income are not indicative of the estimated results for a full fiscal year.

The following summarizes the critical events that impacted our results of operations during the three and nine months ended September 30, 2015:

Revenues decreased due to:

•	Lower prices for gas passed on to our customers in our Ohio, North Carolina and Montana markets.
•	Offsetting increase in revenue from the Loring Pipeline and increased sales volumes in Maine.
•	Offsetting increase in revenue from our customer Energy West Wyoming in our marketing and production operation. Energy West Wyoming was sold to Cheyenne Light Fuel and Power in July 2015. EWR continues to sell Energy West Wyoming natural gas and the revenues are no longer eliminated in consolidation. See Item 1 – Financial Statements - Note 2 – Discontinued Operations for further detail on the EWW sale.
•	Lower sales volumes due to warmer weather in our Montana market contributed to lower revenues in the nine months ended September 30, 2015, compared to the same period in 2014.
•	A decrease of $534,000 related to a downward adjustment to volumes used to calculate unbilled revenue in our North Carolina market in the nine months ended September 30, 2015.

Gross margin decreased due to:

•	An adjustment to deferred gas costs in our Clarion River and Walker Gas divisions in Ohio lowered gross margin in the three months ended September 30, 2015 by $184,000.
•	In the second quarter of 2015, the executed stipulation with the PUCO Staff related to the most recent gas cost recovery audits in Ohio specified a disallowance of gas costs of $693,000 over amounts previously accrued.
•	The lower sales volumes in our Montana market caused lower gross margin in the nine months ended September 30, 2015.
•	$234,000 related to the downward adjustment to the volumes used in the unbilled revenue calculation in our North Carolina market in the nine months ended September 30, 2015.
•	A partially offsetting increase in gross margin in our Maine market due to the activation of the Loring Pipeline and the higher sales volumes in the nine months ended September 30, 2015.

Operating expenses increased because of the following:

•	A $410,000 asset impairment charge in the three months ended September 30, 2015 related to the pending sale of the assets of 8500 Station Street. See Item 1 – Financial Statements - Note 3 – Held for Sale for further detail on the 8500 Station Street sale.
•	The nine months ended September 30, 2015 included expense of $393,000 from the impairment of goodwill and assets related to the pending sale of the assets of PGC. See Item 1 – Financial Statements - Note 3 – Held for Sale for further detail on the PGC sale.
•	Both the three and nine months ended September 30, 2015 include increased costs related to depreciation, property taxes and a decrease in capitalized labor.
•	Offsetting these increases, in the nine months ended September 30, 2015, the provision for doubtful accounts decreased by $697,000. The comparable 2014 period included the write-off of uncollectible accounts of $1,056,000 related to the unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceeding.

In addition, included in discontinued operations for the third quarter of 2015 is the net gain recorded for the sale of Energy West Wyoming of $3,089,000 and the net gain for the sale of the Pipeline Assets of $499,000.

Our financial statements reflect the following reportable business segments: Natural Gas Operations, Marketing & Production Operations, and Corporate & Other.

RESULTS OF CONSOLIDATED OPERATIONS

			Amount Change			Amount Change
	Three Months Ended September 30,		Favorable	Nine Months Ended September 30,		Favorable
($ in thousands)	2015	2014	(Unfavorable)	2015	2014	(Unfavorable)

Revenue	$13,084	$13,615	$(531)	$82,863	$95,612	$(12,749)
Cost of sales	6,223	6,600	377	50,937	62,796	11,859

Gross margin	6,861	7,015	(154)	31,926	32,816	(890)

Operating expenses
Distribution, general & administrative	6,806	6,321	(485)	19,793	19,018	(775)
Maintenance	256	296	40	872	920	48
Depreciation amortization & accretion	1,790	1,830	40	5,328	5,178	(150)
Accretion	-	9	9	21	37	16
Taxes other than income	1,015	901	(114)	3,023	2,862	(161)
Provision for doubtful accounts	35	8	(27)	133	830	697
Total operating expense	9,902	9,365	(537)	29,170	28,845	(325)

Operating income (loss)	(3,041)	(2,350)	(691)	2,756	3,971	(1,215)

Loss from unconsolidated affiliate	-	-	-	-	(1)	1
Other income	277	408	(131)	593	618	(25)
Gain (loss) on sale of marketable securities	-	183	(183)	-	183	(183)
Acquisition expense	-	-	-	-	(7)	7
Interest expense	(812)	(764)	(48)	(2,567)	(2,334)	(233)
Income (loss) before income taxes	(3,576)	(2,523)	(1,053)	782	2,430	(1,648)
Income tax benefit (expense)	1,312	1,008	304	(342)	(901)	559
Income (loss) from continuing operations	(2,264)	(1,515)	(749)	440	1,529	(1,089)

Discontinued operations, net of tax	3,395	35	3,360	4,045	581	3,464

Net income (loss)	$1,131	$(1,480)	$2,611	$4,485	$2,110	$2,375

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the period ended December 31, 2014. The following gives effect to the unaudited Condensed Consolidated Financial Statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Income (Loss) from Discontinued Operations — The 2015 and 2014 results of our Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC for more information regarding the sale of Independence. In addition, the 2015 and 2014 results of our Energy West Wyoming subsidiary, historically included in the Natural Gas Operations segment, and the results of our pipeline operations segment have also been classified as discontinued operations as a result of a sale agreement executed on October 10, 2014. See Item 1 – Financial Statements - Note 2 – Discontinued Operations for further detail. The Company’s income from discontinued operations for the three months ended September 30, 2015 was $3,395,000 or $0.32 per diluted share, compared to $35,000 or $0.00 per diluted share for the three months ended September 30, 2014. The income from discontinued operations of EWW and Energy West Development increased $3,355,000 to $3,407,000 for the three month period ended September 30, 2015 compared to $1,000 for the same period in 2014. The net gain recorded for the sale of EWW was $3,089,000 and the net gain for the sale of the Pipeline Assets was $499,000. The loss from discontinued operations of Independence decreased $5,000 to a loss of $12,000 for the three month period ended September 30, 2015 compared to a loss of $17,000 the same period in 2014.

Loss from Continuing Operations — Loss for the three months ended September 30, 2015 was $2,264,000, or $0.22 per diluted share, compared to a loss of $1,515,000 or $0.14 per diluted share for the three months ended September 30, 2014. Loss from our natural gas operations increased by $1,023,000 due primarily to: 1) the $410,000 impairment charge in the 2015 period related to the pending sale of the assets of 8500 Station Street; 2) increases in corporate cost allocations of $325,000; and 3)increased taxes other than income of $114,000. Loss from our gas marketing & production operations decreased by $42,000. Loss from our corporate and other segment decreased by $231,000 due primarily to lower administrative costs in the three months ended September 30, 2015.

Revenues — Revenues decreased by $531,000 to $13,084,000 for the three months ended September 30, 2015 compared to $13,615,000 for the same period in 2014. Revenue from natural gas operations decreased by $1,188,000 due to 1) a decrease in the price of natural gas passed through to our customers in our Ohio, North Carolina and Montana markets; and 2) partially offset by an increase of $194,000 from the operation of our Loring Pipeline and increased sales volumes in our Maine market. Revenue from our marketing and production operations increased by $657,000 primarily due to the inclusion of gas sales to EWW, which was sold to Cheyenne Light Fuel and Power Company in July 2015. These revenues were previously eliminated as intercompany revenue for consolidation purposes.

Gross Margin — Gross margin decreased by $154,000 to $6,861,000 for the three months ended September 30, 2015 compared to $7,015,000 for the same period in 2014. Our natural gas operation’s margins decreased $32,000, due primarily to: 1) an adjustment to deferred gas costs in our Clarion River and Walker Gas divisions in Ohio of $184,000; and 2) decreases totaling $66,000 in our Montana, North Carolina and Kentucky markets. These decreases were partially offset by the revenue from the Loring Pipeline. Gross margin from our marketing & production operations decreased $122,000 primarily due to significantly lower prices for volumes produced in our production operation.

Operating Expenses — Operating expenses, other than cost of sales, increased by $537,000 to $9,902,000 for the three months ended September 30, 2015 compared to $9,365,000 for the same period in 2014. Distribution, general and administrative expenses increased by $485,000 primarily due to: 1) a $410,000 asset impairment charge in the 2015 period related to the pending sale of the assets of 8500 Station Street; 2) increases in allocated corporate costs of $328,000; 3) increases in payroll expense due to less labor being capitalized of $56,000 and partially offset by 4) decreases in corporate costs not allocated to operating entities of $422,000 Depreciation and amortization expense decreased $40,000 due to decreased capital expenditures. Taxes other than income expenses increased by $114,000 due to property tax increases.

Other Income, net — Other income, net decreased by $131,000 to $277,000 for the three months ended September 30, 2015 compared to $408,000 for the same period in 2014. This decrease is primarily due to a decrease in interest income. The 2014 period included $82,000 of interest income in our North Carolina Market which was earned on the deferred gas cost balances.

Gain on Sale of Marketable Securities — Gain on sale of marketable securities decreased by $183,000 in 2015 due to the sale of all of our shares of Corning Natural Gas Corporation stock in August of 2014.

Interest Expense — Interest expense decreased by $48,000 to $812,000 for the three months ended September 30, 2015 compared to $764,000 in 2014.

Income Tax Benefit — Income tax benefit increased by $304,000 to $1,312,000 for the three months ended September 30, 2015 compared to $1,008,000 for the same period in 2014 due primarily to increased pre-tax loss in the current year.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Income (Loss) from Discontinued Operations — The 2015 and 2014 results of our Propane Operations segment have been classified as discontinued operations as a result of the sale of the assets of Independence in November 2013. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC for more information regarding the sale of Independence. In addition, the 2015 and 2014 results of our Energy West Wyoming subsidiary, historically included in the Natural Gas Operations segment, and the results of our pipeline operations segment have also been classified as discontinued operations as a result of a sale agreement executed on October 10, 2014. See Item 1 – Financial Statements - Note 2 – Discontinued Operations for further detail. The Company’s income from discontinued operations for the nine months ended September 30, 2015 was $4,045,000 or $0.39 per diluted share, compared to $581,000 or $0.06 per diluted share for the nine months ended September 30, 2014. The income from discontinued operations of Energy West Wyoming and Energy West Development increased $3,454,000 to $4,075,000 for the nine month period ended September 30, 2015 compared to $621,000 for the same period in 2014. The net gain recorded for the sale of Energy West Wyoming was $3,089,000 and the net gain for the sale of the Pipeline Assets was $499,000. The loss from discontinued operations of Independence decreased $9,000 to a loss of $30,000 for the nine month period ended September 30, 2015 compared to a loss of $39,000 for the same period in 2014.

Income from Continuing Operations — Income for the nine months ended September 30, 2015 was $440,000, or $0.04 per diluted share, compared to a net income of $1,529,000 or $0.15 per diluted share for the nine months ended September 30, 2014. Income from our natural gas operations decreased by $1,848,000 due primarily to: 1) the charge in the second quarter of 2015 for additional disallowed gas cost beyond amounts accrued from the stipulation with the PUCO Staff in the most recent gas cost recovery audit in Ohio; 2) the impairment expense related to the pending sale of PGC and 8500 Station Street and; 4) an offsetting increase from the Loring Pipeline, customer growth and colder weather in our Maine market. Loss from our gas marketing & production operations decreased by $853,000. The 2014 period included an expense of $1,056,000 for uncollectible accounts resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings. Loss from our corporate and other segment increased by $93,000.

Revenues — Revenues decreased by $12,749,000 to $82,863,000 for the nine months ended September 30, 2015 compared to $95,612,000 for the same period in 2014. Revenue from natural gas operations decreased by $10,924,000 due primarily to: 1) a decrease in the price of natural gas passed through to our customers in our Ohio, North Carolina and Montana markets; 2) decreased sales volumes due to warmer weather in our Montana market; and partially offset by 3) an increase of $579,000 from the operation of our Loring Pipeline and increased sales volumes from customer growth and colder weather in Maine. Revenue from our marketing and production operation decreased by $1,825,000 due to the loss of our LNG customer to pipeline competition and significantly lower prices for volumes produced in our production operation.

Gross Margin — Gross margin decreased by $890,000 to $31,926,000 for the nine months ended September 30, 2015 compared to $32,816,000 for the same period in 2014. Our natural gas operation’s margins decreased $585,000, due primarily to: 1) the charge recorded in the second quarter of 2015 for additional disallowed gas cost beyond amounts accrued from the PUCO Staff stipulation in the gas cost recovery audit in Ohio; 2) lower sales in our Montana market due to warmer weather; and partially offset by 3) increased margin from the Loring Pipeline and customer growth and colder weather in our Maine market. Gross margin from our marketing & production operations decreased $305,000, primarily due to the loss of our LNG customer to pipeline competition and the lower prices for volumes produced in our production operation.

Operating Expenses — Operating expenses, other than cost of sales, increased by $325,000 to $29,170,000 for the nine months ended September 30, 2015 compared to $28,845,000 for the same period in 2014. Distribution, general and administrative expenses increased $775,000 primarily due to goodwill and asset impairment expenses totaling $804,000 related to the pending sales of the assets of PGC and 8500 Station Street. Depreciation and amortization expense increased by $150,000 primarily due to amortization expense related to the regulatory asset in Frontier of $367,000 in the current year, compared to $122,000 in the prior period, partially offset by decreased depreciation expenses due to decreased capital expenditures. Taxes other than income increased by $161,000 due to property tax increases. Provision for doubtful accounts decreased $697,000 during the first nine months of 2015 because during the comparable 2014 period, our marketing operation in Montana wrote-off $1,056,000 of uncollectible receivables resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings.

Other Income, net — Other income, net decreased by $25,000 to $593,000 for the nine months ended September 30, 2015 compared to $618,000 for the same period in 2014.

Interest Expense — Interest expense increased by $233,000 to $2,567,000 for the nine months ended September 30, 2015 compared to $2,334,000 in 2014 due primarily to the interest expense and amortized debt issue costs related to the new short-term loan agreement, which contributed $217,000 to the increased interest cost.

Income Tax Expense — Income tax expense decreased by $559,000 to $342,000 for the nine months ended September 30, 2015 compared to $901,000 for the same period in 2014. The decrease is primarily due to a decrease in pre-tax income. The Company’s effective tax rate increased to 37.73% for the nine months ended September 30, 2015 compared to 37.35% in the 2014 period.

Net Income (Loss) by Segment and Service Area

The components of net income for the three and nine months ended September 30, 2015 and 2014 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014

Natural Gas Operations
Energy West Montana (MT)	$(279)	$(132)	$353	$884
Frontier Natural Gas (NC)	63	94	1,135	1,403
Bangor Gas (ME)	(72)	(90)	1,712	1,297
Ohio & Pennsylvania Companies (OH/PA)	(1,535)	(677)	(500)	732
Public Gas (KY)	(80)	(75)	(358)	(126)
Total Natural Gas Operations	(1,903)	(880)	2,342	4,190
Marketing & Production Operations	(66)	(108)	(84)	(937)
Corporate & Other	(295)	(526)	(1,818)	(1,725)

Income (loss) from Continuing Operations	(2,264)	(1,514)	440	1,528

Discontinued Operations
Energy West Wyoming (WY)	3,090	10	3,672	499
Pipeline operations	317	42	403	122
Propane Operations	(12)	(17)	(30)	(39)
Income from discontinued operations	3,395	35	4,045	582

Consolidated Net Income (Loss)	$1,131	$(1,479)	$4,485	$2,110

The following highlights our results by operating segments:

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014

Natural Gas Operations
Operating revenues	$11,355	$12,543	$77,403	$88,327
Gas Purchased	4,583	5,739	45,919	56,258
Gross Margin	6,772	6,804	31,484	32,069
Operating expenses	9,310	8,120	26,294	24,223
Operating income (loss)	(2,538)	(1,316)	5,190	7,846
Other income	151	369	493	620
Income (loss) before interest and taxes	(2,387)	(947)	5,683	8,466
Interest expense	(621)	(586)	(1,912)	(1,895)
Income (loss) before income taxes	(3,008)	(1,533)	3,771	6,571
Income tax benefit (expense)	1,105	653	(1,429)	(2,381)

Net Income (Loss)	$(1,903)	$(880)	$2,342	$4,190

Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014

Full Service Distribution Revenues
Residential	$3,693	$4,149	$33,294	$37,552
Commercial	4,555	5,783	33,314	40,960
Other	49	16	110	56
Total full service distribution	8,297	9,948	66,718	78,568

Transportation	2,770	2,307	9,822	8,896
Bucksport	288	288	863	863

Total operating revenues	$11,355	$12,543	$77,403	$88,327

Utility Throughput

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million cubic feet (MMcf))	2015	2014	2015	2014

Full Service Distribution
Residential	345	355	3,459	3,662
Commercial	472	565	3,186	3,572
Total full service	817	920	6,645	7,234

Transportation	2,342	1,871	8,106	7,865
Bucksport	124	2,018	537	4,778

Total Volumes	3,283	4,809	15,288	19,877

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended		Percent Colder (Warmer)
		September 30,		2015 Compared to
	Normal	2015	2014	Normal	2014

Great Falls, MT	354	319	325	(9.89)%	(1.85)%
Bangor, ME	152	134	235	(11.84)%	(42.98)%
Elkin, NC	30	48	63	60.00%	(23.81)%
Lancaster, OH	90	44	128	(51.11)%	(65.63)%
Jackson, KY	84	67	97	(20.24)%	(30.93)%

		Nine Months Ended		Percent Colder (Warmer)
		September 30,		2015 Compared to
	Normal	2015	2014	Normal	2014

Great Falls, MT	4,780	4,233	5,188	(11.44)%	(18.41)%
Bangor, ME	4,706	5,737	5,352	21.91%	7.19%
Elkin, NC	2,484	2,657	2,856	6.96%	(6.97)%
Lancaster, OH	3,487	3,819	4,050	9.52%	(5.70)%
Jackson, KY	2,756	3,042	3,178	10.38%	(4.28)%

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenues and Gross Margin

Revenues decreased by $1,118,000 to $11,355,000 for the three months ended September 30, 2015 compared to $12,543,000 for the same period in 2014. This decrease is the result of the following factors:

1)	Revenue from our Montana market decreased $765,000 primarily due primarily to lower gas prices passed on to customers. Sales volumes decreased 20 MMcf during the 2015 quarter compared to the same period in 2014.

2)	Revenue from our North Carolina market decreased by $602,000 due primarily to lower gas costs passed on to customers in the three months ended September 30, 2015 compared to the 2014 period. Sales volumes increased 7 MMcf.

3)	Revenues from our Ohio market decreased $248,000. Revenue to full service customers decreased $243,000, primarily due to lower prices paid for natural gas passed on to our customers. Sales volumes increased 7 MMcf in the three months ended September 30, 2015 compared to the 2014 period.

4)	Revenue from our Kentucky market decreased $88,000 during the 2015 quarter compared to the same period in 2014.

5)	Revenue from our Maine market increased $365,000. The Loring pipeline in Maine, which started transport services in September 2014, contributed $194,000 of this increase. In addition, volumes from full service and transportation customers increased by 258 MMcf in the three months ended September 30, 2015 compared to the 2014 period.

Gas purchases decreased by $1,156,000 to $4,583,000 for the three months ended September 30, 2015 compared to $5,739,000 for the same period in 2014. This decrease is primarily due to decreases in the price paid for natural gas passed on to our customers, partially offset by an adjustment to deferred gas costs of $184,000 in our Clarion River and Walker Gas divisions. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $32,000 to $6,772,000 for the three months ended September 30, 2015 compared to $6,804,000 for the same period in 2014. Gross margin in our Ohio market decreased by $206,000 primarily due to the Clarion River and Walker Gas gas cost adjustments. Gross margin in our North Carolina market increased by $23,000. Gross margin in our Montana market decreased by $26,000, and Kentucky gross margin decreased by $17,000. Partially offsetting these, gross margin in our Maine market increased by $194,000 due primarily to the startup of the Loring Pipeline and the increased sales volumes.

Earnings

The Natural Gas Operations segment’s net loss for the three months ended September 30, 2015 was $1,903,000 or $0.18 per diluted share, compared to a loss of $880,000, or $0.08 per diluted share for the three months ended September 30, 2014.

Operating expenses increased by $1,190,000 to $9,310,000 for the three months ended September 30, 2015 compared to $8,120,000 for the same period in 2014. Distribution, general and administrative expenses increased by $1,196,000 due to 1) a $410,000 asset impairment charge in the 2015 period related to the pending sale of the assets of 8500 Station Street; 2) increases in corporate cost allocations of $325,000; and 3) increases in payroll expense due to less labor being capitalized of $82,000. Depreciation and amortization expense decreased by $31,000 primarily due to decreased capital expenditures. Taxes other than income increased by $114,000 due primarily to property tax increases.

Other income decreased by $218,000 to $151,000 for the three months ended September 30, 2015 compared to $369,000 for the same period in 2014.

Interest expense increased by $35,000 to $621,000 for the three months ended September 30, 2015 compared to $586,000 for the same period in 2014.

Income tax benefit increased by $452,000 to $1,105,000 for the three months ended September 30, 2015 compared to $653,000 for the same period in 2014 primarily due to the larger pre-tax loss in 2015 compared to the 2014 period.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenues and Gross Margin

Revenues decreased by $10,924,000 to $77,403,000 for the nine months ended September 30, 2015 compared to $88,327,000 for the same period in 2014. This decrease is the result of the following factors:

1)	Revenues from our Ohio market decreased $5,581,000. Revenue to full service customers decreased $5,685,000, primarily due to lower prices paid for natural gas passed on to our customers, along with a decrease of volumes sold to full service customers of 54 MMcf due to warmer weather.

2)	Revenue from our Montana market decreased $4,819,000 primarily caused by a volume decrease of 410 MMcf during the 2015 period compared to the same period in 2014, due to much warmer weather in 2015. A decrease in prices paid for natural gas passed on to our customers also contributed to the decreased revenue.

3)	Revenue from our North Carolina market decreased by $2,069,000 due to 1) the $534,000 decrease from the adjustment to sales volumes used in our unbilled revenue calculation in the second quarter of 2015; 2) lower prices paid for natural gas passed through to customers; and 3) a decrease in sales volumes of 76 MMcf due to warmer weather.

4)	Revenue from our Kentucky market decreased $164,000 during the 2015 quarter compared to the same period in 2014.

5)	Revenue from our Maine market increased $1,559,000. The Loring pipeline in Maine, which started transport services in September 2014, contributed $579,000 of the increase. The remainder is due to a volume increase from full service and transportation customers of 443 MMcf caused by continued customer growth magnified by colder weather.

Gas purchases decreased by $10,339,000 to $45,919,000 for the nine months ended September 30, 2015 compared to $56,258,000 for the same period in 2014. This decrease is primarily due to lower gas costs passed through to customers in our Ohio, North Carolina and Montana markets as well as decreases in sales volumes in our Montana markets. Partially offsetting these decreases are 1) the amount of $693,000 recorded in the second quarter of 2015 for additional disallowed gas costs over amounts previously accrued from the PUCO Staff stipulation in the gas cost recovery audit in Ohio and 2) the $184,000 to gas costs in our Clarion River and Walker Gas divisions in the three months ended September 30, 2015. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $585,000 to $31,484,000 for the nine months ended September 30, 2015 compared to $32,069,000 for the same period in 2014. Gross margin in our Ohio market decreased by $717,000 primarily due to the adjustment of additional disallowed gas cost in the second quarter of 2015. Gross margin in our Montana markets decreased by $469,000 due to lower sales volumes caused by warmer weather. Gross margin in our North Carolina market decreased by $69,000 due to the $234,000 adjustment in the second quarter of 2015 to decrease the lower volumes used in the unbilled revenue calculation, offset by a change in the sales volume mix toward higher margin customers. Kentucky decreased gross margin by $32,000. Partially offsetting these, gross margin in our Maine market increased by $702,000 due to the startup of the Loring Pipeline and the increased sales volumes.

Earnings

The Natural Gas Operations segment’s net income for the nine months ended September 30, 2015 was $2,342,000 or $0.22 per diluted share, compared to earnings of $4,190,000, or $0.40 per diluted share for the nine months ended September 30, 2014.

Operating expenses increased by $2,071,000 to $26,294,000 for the nine months ended September 30, 2015 compared to $24,223,000 for the same period in 2014. Distribution, general and administrative expenses increased by $1,759,000 due to: 1) a total of $804,000 from the impairment of goodwill and assets related to the pending sales of the assets of PGC and 8500 Station Street, 2) increases in corporate cost allocations of $361,000; and 3) increases in payroll expense due to $415,000 less labor being capitalized as part of construction projects. Depreciation and amortization expense increased by $190,000 primarily due to amortization expense related to the regulatory asset in Frontier of $367,000 in the current year, compared to $122,000 in the prior year period. Taxes other than income increased by $169,000 due to increased property taxes

Other income decreased by $127,000 to $493,000 for the nine months ended September 30, 2015 compared to $620,000 for the same period in 2014. Interest income decreased $151,000 due to interest income allowed on deferred gas costs in our North Carolina market in 2014.

Interest expense increased by $17,000 to $1,912,000 for the nine months ended September 30, 2015 compared to $1,895,000 for the same period in 2014.

Income tax expense decreased by $952,000 to $1,429,000 for the nine months ended September 30, 2015 compared to $2,381,000 for the same period in 2014 primarily due to the decrease in pre-tax income in 2015 compared to the 2014 period.

MARKETING and PRODUCTION OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014

Marketing and Production Operations
Operating revenues	$1,729	$1,072	$5,460	$7,285
Gas Purchased	1,640	861	5,018	6,538
Gross Margin	89	211	442	747
Operating expenses	142	372	597	2,157
Operating loss	(53)	(161)	(155)	(1,410)
Other income (expense)	(16)	8	120	8
Income (loss) before interest and taxes	(69)	(153)	(35)	(1,402)
Interest expense	(35)	(34)	(97)	(89)
Loss before income taxes	(104)	(187)	(132)	(1,491)
Income tax benefit	38	79	48	554

Net Loss	$(66)	$(108)	$(84)	$(937)

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Revenues and Gross Margin

Revenues increased by $657,000 to $1,729,000 for the three months ended September 30, 2015 compared to $1,072,000 for the same period in 2014. Revenue increased from our EWR marketing operations by $885,000 to $1,039,000 in the 2015 period. We continue to supply natural gas to Energy West Wyoming which was sold to Cheyenne Light Fuel and Power in July 2015. This revenue is no longer eliminated in consolidation. Our GNR subsidiary contributed revenue of $547,000, which is a decrease of $77,000 from the 2014 quarter due primarily to lower prices charged to customers. Revenue from our production operation decreased by $152,000 to $140,000 due to much lower prices for volumes produced.

Gross margin decreased by $122,000 to $89,000 for the three months ended September 30, 2015 compared to $211,000 for the same period in 2014. GNR’s margin decreased by $62,000 to $28,000 for the three months ended September 30, 2015 from $90,000 in the 2014 period. Gross margin from our production operation decreased by $95,000 due to the lower prices for volumes produced. Partially offsetting these was an increase to gross margin from our EWR marketing operations of $34,000 due primarily to higher margins per unit on volumes sold.

Earnings

The Marketing and Production segment’s loss for the three months ended September 30, 2015 was $66,000, or $0.01 per diluted share, compared to a loss of $108,000, or $0.01 per diluted share for the three months ended September 30, 2014.

Operating expenses decreased by $230,000 to $142,000 for the three months ended September 30, 2015 compared to $372,000 for the same period in 2014. The three months ended September 30, 2015 included an unrealized holding gain on the contingent consideration liability of $75,000. The 2014 period included costs for removing the LNG equipment from the site of our former LNG customer.

Other income (expense) decreased by $24,000 to expense of $16,000 for the three months ended September 30, 2015 from income of $8,000 for the same period in 2014, due to a market-to-market gain on derivative liabilities.

Income tax benefit decreased by $41,000 to $38,000 for the three months ended September 30, 2015 compared to $79,000 for the same period in 2014 primarily due to the decrease in the pre-tax loss in 2015 compared to the 2014 period.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Revenues and Gross Margin

Revenues decreased by $1,825,000 to $5,460,000 for the nine months ended September 30, 2015 compared to $7,285,000 for the same period in 2014. Revenue from our LNG business decreased by $1,390,000 due to the loss of our LNG customer to pipeline competition in 2014. Our GNR subsidiary contributed revenue of $2,472,000, which is a decrease of $580,000 from the 2014 quarter due primarily to lower prices charged to customers. Revenue from our production operation decreased by $397,000 due to significantly lower prices for volumes produced. Offsetting these is an increase in revenue from our EWR marketing operation by $542,000 due primarily to the switch of Energy West Wyoming to an outside customer with the sale to Cheyenne Light Fuel and Power.

Gross margin decreased by $305,000 to $442,000 for the nine months ended September 30, 2015 compared to $747,000 for the same period in 2014. Gross margin from our LNG business decreased by $213,000. Gross margin from our EWR production operation decreased by $163,000 due the lower prices on volumes produced. GNR’s margin increased $17,000 to $274,000 for the nine months ended September 30, 2015 from $257,000 in the 2014 period. Gross margin on EWR marketing operations increased by $55,000 due to higher margins per unit on volumes sold.

Earnings

The Marketing & Production segment’s loss for the nine months ended September 30, 2015 was $84,000, or $0.01 per diluted share, compared to a loss of $937,000, or $0.09 per diluted share for the nine months ended September 30, 2014.

Operating expenses decreased by $1,560,000 to $597,000 for the nine months ended September 30, 2015 compared to $2,157,000 for the same period in 2014. The 2014 period included $1,056,000 in uncollectible accounts expense resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings.

Other income (expense) increased by $112,000 to income of $120,000 for the nine months ended September 30, 2015 compared to income of $8,000 for the same period in 2014, due to a $120,000 market-to-market gain on derivative liabilities.

Income tax benefit decreased by $506,000 to $48,000 for the nine months ended September 30, 2015 compared to $554,000 for the same period in 2014 primarily due to the decrease in pre-tax income in 2015 compared to the 2014 period.

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

Income Statement

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014

Corporate and Other
Operating revenues	$-	$-	$-	$-
Gas Purchased	-	-	-	-
Gross Margin	-	-	-	-
Operating expenses	451	873	2,279	2,465
Operating loss	(451)	(873)	(2,279)	(2,465)
Other income (expense)	142	215	(19)	165
Loss before interest and taxes	(309)	(658)	(2,298)	(2,300)
Interest expense	(155)	(144)	(558)	(351)
Loss before income taxes	(464)	(802)	(2,856)	(2,651)
Income tax benefit	169	276	1,038	926
Net loss from continuing operations	(295)	(526)	(1,818)	(1,725)
Discontinued operations	3,395	34	4,045	582

Net Income (Loss)	$3,100	$(492)	$2,227	$(1,143)

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Results of corporate and other operations for the three months ended September 30, 2015 include administrative costs of $451,000, corporate income of $142,000, which includes income from our insurance operations, interest expense of $155,000, offset by an income tax benefit of $169,000, for a net loss from continuing operations of $295,000.

Results of corporate and other operations for the three months ended September 30, 2014 include administrative costs of $873,000, a gain on marketable securities of $183,000, corporate expenses of $28,000, interest expense of $144,000, offset by an income tax benefit of $276,000, and interest income of $3,000, for a net loss from continuing operations of $526,000.

Loss from discontinued operations

Discontinued operations of the prior and current periods represent the results of operations related to the sale of the Independence assets, our Energy West Wyoming subsidiary, and the Shoshone & Glacier pipeline assets. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence. See Note 2 – Discontinued Operations to the notes of our consolidated financial statements in this 10-Q for more information regarding the sale of Energy West Wyoming and the Shoshone & Glacier pipeline assets. Net income from discontinued operations increased by $3,361,000 to income of $3,395,000 for the three months ended September 30, 2015 as compared to income of $34,000 for the same period in 2014.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Results of corporate and other operations for the nine months ended September 30, 2015 include administrative costs of $2,279,000, corporate expenses of $19,000, interest expense of $558,000, offset by an income tax benefit of $1,038,000, for a net loss from continuing operations of $1,818,000.

Results of corporate and other operations for the nine months ended September 30, 2014 include administrative costs of $2,465,000, acquisition related costs of $8,000, a gain on marketable securities of $183,000, corporate expenses of $20,000, interest expense of $351,000, offset by an income tax benefit of $926,000, and interest income of $10,000, for a net loss from continuing operations of $1,725,000. Included in administrative costs is expense related to director stock compensation awards of $308,000, and the write-off of $197,000 of construction work in progress related to a software conversion project that has been terminated.

Loss from discontinued operations

Discontinued operations of the prior and current periods represent the results of operations related to the sale of the Independence assets, our Energy West Wyoming subsidiary, and the Shoshone & Glacier pipeline assets. See Note 4 – Discontinued Operations to the notes of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for more information regarding the sale of Independence. See Note 2 – Discontinued Operations to the notes of our consolidated financial statements in this 10-Q for more information regarding the sale of Energy West Wyoming and the Shoshone & Glacier pipeline assets. Net income from discontinued operations increased by $3,463,000 to income of $4,045,000 for the nine months ended September 30, 2015 as compared to income of $582,000 for the same period in 2014.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Cash provided by discontinued operations is presented separately from cash flows from continuing operations in the Consolidated Statements of Cash Flows. The disposition of Energy West Wyoming and the Shoshone & Glacier pipeline assets is not expected to have a material negative impact on the Company’s liquidity.

Our ability to maintain liquidity depends upon our credit facility with Bank of America, shown as line of credit on the accompanying Condensed Consolidated Balance Sheets. We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities.

Cash, excluding restricted cash, increased to $3.9 million at September 30, 2015, compared to $1.6 million at December 31, 2014.

	Nine Months Ended September 30,
($ in thousands)	2015	2014

Cash Flows from Continuing Operations
Cash provided by operating activities	$12,248	$8,599
Cash used in investing activities	(7,561)	(13,803)
Cash used in financing activities	(17,962)	(8,049)
Decrease in cash	$(13,275)	$(13,253)

Cash Flows from Discontinued Operations
Cash provided by operating activities	$1,288	$1,907
Cash used in investing activities	14,305	(346)
Cash provided by (used in) financing activities	-	54
Increase in cash	$15,593	$1,615

Operating Cash Flow

For the nine months ended September 30, 2015, cash provided by operating activities increased by $3.6 million as compared to the nine months ended September 30, 2014. Major items affecting operating cash included a $1.1 million decrease in net income from continuing operations, a $4.1 million increase in accounts payable payments, a $2.6 million decrease in inventory purchases, a $2.6 million increase in collections of recoverable costs of gas, a $2.0 million increase in accounts receivable receipts, a $1.0 million decrease in other current liabilities, a $0.5 million increase in prepayments, a $0.4 million increase in unbilled revenue, and a $0.3 million increase in other current assets.

Investing Cash Flow

For the nine months ended September 30, 2015, cash used in investing activities decreased by $6.2 million as compared to the nine months ended September 30, 2014. The decrease is primarily attributable to a decrease of $8.0 million in cash paid for capital expenditures, offset by a decrease of $1.4 million decrease in contributions in aid of construction and a $0.4 decrease in proceeds from the sale of marketable securities.

Capital Expenditures

Our capital expenditures for continuing operations totaled $8.3 million and $16.3 million for the nine months ended September 30, 2015 and 2014, respectively. We finance our capital expenditures on an interim basis by the use of our operating cash flow and use of the Bank of America revolving lines of credit.

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

Estimated Capital Expenditures

The table below details our capital expenditures for the nine months ended September 30, 2015 and 2014 and provides an estimate of future cash requirements for capital expenditures:

	Nine Months Ended September 30,
($ in thousands)	2015	2014

Natural Gas Operations	$8,204	$15,680
Marketing and Production Operations	78	60
Corporate and Other Operations	43	536

Total Capital Expenditures	$8,325	$16,276

We anticipate our remaining cash requirements for capital expenditures through December 31, 2015 to be approximately $1.4 million, which we expect to fund from cash provided by operating activities.

Financing Cash Flow

For the nine months ended September 30, 2015, cash used in financing activities increased by $9.9 million as compared with the nine months ended September 30, 2014. The change is due to $12.5 million in additional net payments on our line of credit, $3.0 million in net proceeds from short-term loans, a $1.4 million decrease in dividends paid, and increase in payments on the build to suit liability in 2015 of $1.4 million.

We fund our operating cash needs, as well as dividend payments and capital expenditures, primarily through cash flow from operating activities and short-term borrowing. Historically, to the extent cash flow has not been sufficient to fund these expenditures, we have used our line of credit. We have greater need for short-term borrowing during periods when internally generated funds are not sufficient to cover all capital and operating requirements, including costs of gas purchased and capital expenditures. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. We use our credit facility with Bank of America, shown as line of credit on the accompanying Condensed Consolidated Balance Sheets, to maintain liquidity. Our use of the revolving line of credit was $15.8 million and $28.8 million at September 30, 2015 and December 31, 2014, respectively. We periodically repay our short-term borrowings under the revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $39.9 million and $40.3 million at September 30, 2015 and December 31, 2014, respectively, including the amount due within one year.

The following discussion describes our credit facilities as of September 30, 2015.

Bank of America Credit Agreement and Line of Credit

On September 20, 2012, the Company’s subsidiary, Energy West, entered into an Amended and Restated Credit Agreement (the "Credit Agreement"), with the Bank of America, N.A. ("Bank of America") which modifies the original credit agreement entered into on June 29, 2007, as amended from time to time. The Credit Agreement renewed the $30.0 million revolving credit facility available to Energy West and provides for a maturity date of April 1, 2017. On November 26, 2014, the Company entered into an amendment temporarily increasing the borrowing capacity by $10.0 million to a maximum of $40.0 million. In an order approving this temporary increase in borrowing capacity, the MPSC stated that any amounts borrowed under this increase in excess of $5.0 million would first require the approval of the MPSC. Amounts borrowed under this temporary increase had a maturity date of July 1, 2015 and were repaid to Bank of America prior to that date.

The Credit Agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and interest on the amounts outstanding at LIBOR plus 175 to 225 basis points. The Company had outstanding borrowings under this facility of $15.8 million and $39.9 million at September 30, 2015 and December 31, 2014, respectively. For the three months ended September 30, 2015 and 2014, interest expense related to the line of credit was $110,000 and $146,000, respectively. The weighted average interest rate for the revolving credit facility was 2.32% and 2.50%, for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, interest expense related to the line of credit was $423,000 and $421,000, respectively. The weighted average interest rate for the revolving credit facility was 2.39% and 2.42%, for the nine months ended September 30, 2015 and 2014, respectively.

Bank of America Term Loan

Energy West entered into a $10.0 million term loan with Bank of America with a maturity date of April 1, 2017 (the "Term Loan"). The Term Loan portion of the Bank of America credit agreement has an interest rate of LIBOR plus 175 to 225 basis points with an interest rate swap provision that allows for the interest rate to be fixed in the future. The Term Loan is amortized at a rate of $125,000 per quarter. As of September 30, 2015, the Company had not exercised the interest rate swap provision for the fixed interest rate.

For the three months ended September 30, 2015 and 2014, the weighted average interest rate was 2.19% and 2.15%, respectively, resulting in interest expense of $48,000 and $50,000, respectively. For the nine months ended September 30, 2015 and 2014, the weighted average interest rate was 2.18% and 2.15%, respectively, resulting in interest expense of $144,800 and $151,000, respectively. The balance outstanding on the Term Loan at September 30, 2015 and December 31, 2014 was $8,500,000 and $8,875,000, respectively.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000,000 aggregate principal amount of its 6.16% Senior Unsecured Notes to Allstate/CUNA, due June 29, 2017 (the “Senior Unsecured Notes”). The proceeds of these notes were used to refinance existing notes. Interest expense was $200,200 for the three and nine months ended September 30, 2015 and 2014.

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

For the three and nine months ended September 30, 2015 and 2014, the weighted average interest rate on the Fixed Rate Note was 5.38%. Interest expense related to the Fixed Rate Note was $206,000 and $619,000 for the three and nine months ended September 30, 2015 and 2014, respectively. Payments for the Fixed Rate Note prior to maturity are interest-only.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note in the amount of $2.989 million. The Senior Note was placed with Sun Life, pursuant to a third amendment to the original NPA dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains, Lightning Pipeline, Gas Natural and Sun Life. The Senior Note bears an interest rate of 4.15%, compounded semi-annually, and it matures on June 1, 2017. The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by Gas Natural’s non-regulated Ohio subsidiaries. For the three and nine months ended September 30, 2015 and 2014, the interest expense related to the Senior Note was $31,000 and $92,000, respectively.

Short Term Loan Agreement with NIL Funding Corporation

On April 6, 2015, the Company entered into a loan agreement and promissory note with NIL Funding Corporation (“NIL Funding”). Pursuant to the note and loan agreement, NIL Funding loaned Gas Natural $5.0 million, bearing an annual interest rate of 7.5%, and a maturity date of October 3, 2015. The note and loan agreement are subject to other customary loan covenants and default provisions. For the three and nine months ended September 30, 2015, the interest expense related to the short term loan was $129,000 and $217,000, respectively. On July 27, 2015, the NIL Funding credit facility was paid off and extinguished.

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

Additionally, Sun Life restricted certain cash balances and required two main types of debt service reserve accounts to be created to cover approximately one year of interest payments. The balance in both debt service reserve accounts was $0.9 million and $0.9 million at September 30, 2015 and December 31, 2014, respectively, and is included in restricted cash. The debt service reserve accounts cannot be used for operating cash needs.

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

We continue to monitor our compliance under these ring fencing provisions on a monthly basis. The amount available to be drawn on the Bank of America line of credit after giving effect to the $11.2 million allocation to Energy West Montana was $8.7 million at September 30, 2015. We believe we are currently in compliance with all ring fencing provisions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance-sheet arrangements.

Item 3. Quantitative And Qualitative Disclosure About Market Risk

There have been no material changes in market risk at September 30, 2015 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

At this time we are unable to provide an estimate of any possible future losses that the Company may incur in connection to this suit. We carry insurance that we believe will cover any negative outcome associated with this action. This insurance carries a $250,000 deductible, which we have reached. Although we believe these insurance proceeds are available, we may incur costs and expenses related to this suit that are not covered by insurance which may be substantial. Any unfavorable outcome could adversely impact our business and results of operations.

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. On August 11, 2015, the Montana Supreme Court agreed with us that Mr. Harrington’s employment was governed by Ohio law, and as such he could not take advantage of Montana’s Wrongful Discharge from Employment Act. However, the Montana Supreme Court also held the trial court erred in determining it lacked jurisdiction over the case, finding the trial court should have retained jurisdiction and applied Ohio law to Mr. Harrington’s claims. As Ohio is an “at will” state, we believe there are no claims under Ohio law and the case will ultimately be dismissed by the trial court on remand. On September 28, 2015, Mr. Harrington filed a Motion to Amend Complaint to assert new causes of action not previously alleged including claims for misrepresentation, constructive fraud based on alleged representations, slander, and mental pain and suffering. We continue to believe Mr. Harrington’s claims under both Montana and Ohio law are without merit, and we will oppose Mr. Harrington’s recent motion and will continue to vigorously defend this case on all grounds.

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

Mr. Osborne dismissed the above lawsuit on July 15, 2014, without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014, Case No. 14CV1512, against us and our board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earn-out amount associated with our purchase of assets from John D. Marketing, (2) alleges that the board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1.0 million, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order us to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties have each filed motions for summary judgement which are awaiting the ruling of the court. We believe that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

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

Mr. Osborne did not file these letters with the Securities and Exchange Commission and we believe that his letters violated Section 14(a) of the Securities Exchange Act and related regulations that require shareholder solicitations to be filed with the SEC. On October 2, 2014, we filed a suit against Mr. Osborne captioned “Gas Natural Inc. v. Richard M. Osborne” in the United States District Court Northern District of Ohio (Case No. 1:14-cv-2181). In this case we sought to enjoin Mr. Osborne from sending additional letters to our shareholders without complying with applicable Federal securities laws. The court held a hearing on October 8, 2014, and the judge granted the injunction, requiring Mr. Osborne to file with the SEC any letters he writes to shareholders so long as his action in Lake County seeking to invalidate the July 30, 2014 meeting is pending. Mr. Osborne appealed the ruling to the Sixth Circuit Court of Appeals which issued an order vacating the injunction and remanding the case to the District Court. On September 3, 2015, the District Court Judge held a teleconference at which the parties agreed that the Court should issue an order dissolving the injunction which should result in the termination of the case. On September 4, 2015, the District Court issued an order dissolving the injunction and terminating the case as final.

On March 12, 2015, Cobra Pipeline Co., Ltd (“Cobra”) filed a lawsuit against the Company in the United States District Court for the Northern District of Ohio captioned “Cobra Pipeline Co., Ltd. v. Gas Natural Inc., et al.,” Case No. 1:15-CV-00481. Mr. Osborne owns and controls Cobra. Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleged that defendants, including the Company, accessed and intercepted vehicle tracking data, after Gas Natural knew or should have known that its authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. On September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals.

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

Gas Natural Inc.

November 9, 2015	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(principal financial officer)

