Form 10-K/A
period 2015-12-31
Gas Natural Inc.
filed 2016-04-27
CIK 43350

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

1375 East Ninth St, Suite 3100
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

The number of shares outstanding of the registrant’s common stock as of April 25, 2016 was 10,511,520 shares.

Explanation of Amendment

Gas Natural Inc. is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the Securities and Exchange Commission on March 15, 2016 for the purpose of including the following portions of Gas Natural’s Annual Report that were incorporated by reference:

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accounting Fees and Services

Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the March 15, 2016 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. Below are the names, ages, positions and certain other information concerning our current directors and executive officers:

Michael B. Bender, age 38, was appointed to our board of directors in February 2015. Mr. Bender brings more than a decade of experience in finance, acquisition and divestiture, and legal and governance matters. Mr. Bender currently serves as director, corporate secretary and corporate counsel of The InterTech Group, Inc., a large, privately-held, diversified holding company. An affiliate of The InterTech Group is our largest shareholder and currently owns approximately 9% of our issued and outstanding common stock. Prior to his current role, Mr. Bender was an attorney at Moore and Van Allen, PLLC where he was the lead attorney for clients in various business, finance, mergers and acquisitions, and commercial property matters. He began his career at Powell Goldstein, LLP as a corporate securities law attorney. Mr. Bender earned his J.D. from the Walter F. George School of Law at Mercer University and his BA from the College of Charleston. Mr. Bender’s legal expertise and extensive knowledge of corporate governance matters are highly beneficial to our board.

James P. Carney, age 64, was appointed to our board of directors in June 2015. Mr. Carney has nearly 35 years of experience serving in various financial positions in the utility industry. Mr. Carney has served as an expert financial witness in regulatory proceedings, had primary oversight responsibility for nearly $800 million of taxable nuclear decommissioning funds, and has over 22 years of direct responsibility for the planning, structuring, and execution of over $75 billion of debt, equity securities and associated derivatives in the public, private and bank markets. Mr. Carney is currently serving as Executive in Residence in the Department of Finance, Insurance and Real Estate at Virginia Commonwealth University, in which capacity he also serves as chair of the executive committee of the Finance Advisory Council. In addition, Mr. Carney is an adjunct faculty member in the Department of Finance, Insurance and Real Estate.

Prior to his current roles, Mr. Carney served as the assistant treasurer and assistant corporate secretary of Virginia Electric and Power Company, before joining Dominion Resources, Inc., where he retired in December 2013 as vice president - corporate finance and assistant treasurer. His extensive background and experience in corporate matters as they relate to capital markets, economic and financial analysis and regulatory proceedings brings valuable expertise to our board of directors.

Richard K. Greaves, age 44, has served as a director since July 2013. He is a certified public accountant who works in private practice providing accounting, tax preparation, tax planning and business consulting to individuals and corporations. Mr. Greaves is the president and chief financial officer of RGP, LLC, a firm specializing in acquiring, rehabilitating and leasing residential real estate in Lake County and Cuyahoga County, Ohio. Prior to serving in these roles, Mr. Greaves was a partner at Ernst & Young, LLP in Cleveland, Ohio where he spent eighteen years providing accounting and financial reporting services for both private and public companies in the manufacturing, petrochemicals, consumer products and distribution industries.

Mr. Greaves is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Prior to beginning his career in accounting, Mr. Greaves obtained his undergraduate degree in Business Administration and Accounting from Kent State University. In 2011, Mr. Greaves paid a fine and served a brief jail term after he pled guilty to a charge of simple assault, a misdemeanor of the first degree. Mr. Greaves’ substantial experience in finance, accounting, internal controls, and SEC rules and regulations are highly beneficial to us.

Robert B. Johnston, age 51, was appointed to the board in June 2015. Mr. Johnston serves as the executive vice president and chief strategy officer for The InterTech Group, Inc., a large, privately-held, diversified holding company. An affiliate of The InterTech Group is our largest shareholder and currently owns approximately 9% of our issued and outstanding common stock. Mr. Johnston is responsible for merger and acquisition activities, investments and communications as well as oversight of a number of The InterTech Group’s operating companies. He currently serves on several public company boards including Supremex Inc. where he is the chairman of the board of directors, Fyffes PLC, Circa Enterprises and Corning Natural Gas Holding Company. Additionally, he serves on the board of directors of the South Carolina Community Loan Fund, Exchanges Canada, and is a member of the advisory board of the McGill University Executive Institute. He previously served as the president, chief executive officer and deputy governor of The Hudson’s Bay Company. Mr. Johnston has also served on the boards of Span America Medical Systems, Inc., Pacific Northern Gas, Central Vermont Public Service Corporation, Galvanic Applied Sciences, The Hudson’s Bay Company, Canada’s National History Society and Carolina Youth Development Center. Mr. Johnston received an MBA from the John Molson School of Business, a MA in Public Policy & Public Administration and a BA in Political Science from Concordia University. Additionally, he holds the ICD.D Designation from the Institute of Corporate Directors (Canada). Mr. Johnston’s extensive financial and operational experience coupled with his corporate governance and regulated utility experience led the board to conclude that he has the requisite and desired skills for board service.

Gregory J. Osborne, age 37, has served as a director since September 2009. In May 2014, he became our chief executive officer. Mr. Osborne served as our president and chief operating officer from November 2013 until May 2014. Mr. Osborne served as our vice president from June 2013 until November 2013. In February 2012, Mr. Osborne was appointed president and chief operating officer of Energy West Resources, Inc., our marketing and production subsidiary. He previously served as president, chief operating officer and a director of John D. Oil and Gas Company (JDOG), a publicly-held oil and gas exploration company, from 2006 until January 2012. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of JDOG in connection with an action brought by one of the company’s creditors. In January 2012, JDOG filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceeding has been converted to Chapter 7 and is currently ongoing. From 2003 until joining JDOG, he was president of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell Natural Gas Company, a natural gas distribution company acquired by us in January 2010. From April 2009 to September 2010, he was a director of Corning Natural Gas Corporation, a publicly-held utility company in Corning, New York, and a trustee of the Ohio Oil and Gas Association. Mr. Osborne graduated from The Ohio State University with a major in Business. Mr. Osborne’s managerial experience and service on the board of various energy related companies provides our board of directors with a wide range of industry specific knowledge.

Michael R. Winter, age 62, was appointed to the board in September 2014 and has served as chairman since July 2015. Mr. Winter is a former partner in the Buffalo, New York office of PricewaterhouseCoopers LLP (PwC) serving in that role from 1987 until his retirement in June 2014. During his tenure, Mr. Winter was responsible for leading the delivery of assurance and consulting services to public entities with experience principally in the utility and energy industry sectors. He worked with entities involved in all aspects of the natural gas industry, including E&P, gathering, pipeline, distribution, storage and marketing. During his more than thirty years of experience with PwC, Mr. Winter assisted clients with complex accounting and reporting issues, including regulatory accounting and SOX reporting. Mr. Winter also brings transactional experience in various areas including capital formation transactions, joint ventures, mergers, acquisitions, IPOs, debt and equity offerings, and litigation support. Mr. Winter is currently on the board of directors and a member of the audit and governance and nominating committees of Allied Motion Technologies Inc.

Mr. Winter received his BS in Accounting from the State University of New York at Binghamton and an MBA from Canisius College. He is a licensed certified public accountant in New York and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. His business and accounting expertise, including an in depth understanding of the natural gas industry and financial matters, make him highly qualified to serve as a director.

Kevin J. Degenstein, age 55, was appointed as our chief operating officer and chief compliance officer in August 2014. Previously, he served as our president and chief operating officer from June 2008 until November 2013 when he departed the Company. Previously, he served as our senior vice president of operations from 2006 to 2008. Mr. Degenstein served as the vice president of distribution for EN Engineering from 2002 through 2004 and the vice president of technology from 2004 through 2006. Prior to joining EN Engineering, Mr. Degenstein worked for Nicor Gas, an Illinois natural gas utility, from 1982 through 2001, and served as its chief engineer from January 2000 through December 2001. Mr. Degenstein has over 32 years of extensive experience in leading, expanding, growing, operating and maintaining natural gas utilities as well as designing natural gas distribution and transmission systems.

Mr. Degenstein is a licensed professional engineer in the states of Illinois and Montana, an American Gas Association and Gas Technology Institute Chartered Industrial Gas Consultant and an NCCER Certified Craft Instructor in Gas Pipeline Operations and Maintenance. Mr. Degenstein obtained a BS in Civil Engineering in 1982 from North Dakota State University.

Jed D. Henthorne, age 55, was appointed our vice president of administration beginning in September 2006 and our corporate controller in December 2014. Mr. Henthorne also serves as the vice president and chief financial officer of our subsidiary, Energy West, Incorporated. Mr. Henthorne has been employed by us since 1988 and has served in professional and management capacities related to customer service, information technology and accounting. Mr. Henthorne earned a BS in Management Information Systems - Accounting Option from the University of Wyoming.

James E. Sprague, age 55, became our vice president and chief financial officer in May 2014, upon departing as a managing partner with Walthall, Drake & Wallace LLP CPAs, an accounting firm in Cleveland, Ohio. Mr. Sprague joined Walthall in 1987, was admitted as a partner in 1994, and has specialized in accounting and financial reporting for both private and public companies in the oil and gas industry. Mr. Sprague previously served as a member of our board of directors from 2006 until 2010 and from July 2014 to February 2015. He is a certified public accountant and received a BS in Accounting from Bowling Green State University in 1982.

Vincent A. Parisi, age 47, Mr. Parisi served as our general counsel beginning July 8, 2015, prior to becoming our general counsel and vice president on January 27, 2016. Mr. Parisi joined us from IGS Energy, an independent multi-state natural gas and electricity supplier, where he served as general counsel, vice president national regulatory and legislative policy for 12 years with responsibility for all legal, corporate governance, and regulatory matters. Prior to IGS Energy, he was in private practice with the law firm of Chester, Willcox & Saxbe, LLP where he specialized in corporate litigation, work-outs and corporate law. Mr. Parisi holds a J.D. and a LLM in Business and Tax from Capital University Law School and a bachelor degree in Economics from The Ohio State University.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. In 2015, James Sprague failed to timely file a Form 4 on one occasion. Based solely on the review of copies of reports furnished to us or written representations that no reports were required, we believe that all other Section 16(a) filing requirements were met in the last fiscal year.

Code of Business Conduct and Ethics. We have adopted a corporate code of business conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our code of business conduct fully complies with the requirements of the Sarbanes-Oxley Act of 2002. Specifically, the code is reasonably designed to deter wrongdoing and promote:

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

Audit Committee. We have an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee is currently comprised of Mr. Greaves, the committee’s chairman, Mr. Carney and Mr. Johnston. The audit committee’s current composition satisfies the regulations of the NYSE MKT governing audit committee composition, including the requirement that all audit committee members be “independent directors” as defined in NYSE MKT listing standards. In addition, each member of the audit committee is able to read and understand financial statements, including balance sheets, income statements and cash flow statements. The board has determined that Mr. Greaves and Mr. Carney are “audit committee financial experts” under applicable SEC rules through their respective experience and education. In addition, Mr. Greaves’ eighteen years of experience at Ernst & Young, LLP and Mr. Carney’s 35 years of experience serving in financial positions in the utility industry, was a basis for the board’s determination. In addition, Mr. Greaves, Mr. Carney and Mr. Johnston are deemed to be “financially sophisticated” under applicable NYSE MKT rules. The audit committee reviews and reassesses its charter at least annually and will obtain the approval of the board for any proposed changes to its charter.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

This section contains a discussion of our executive compensation program, including the philosophy and objectives of the program, the policies underlying the program, the types of compensation provided by the program and how we determined the compensation paid to each executive officer. The compensation committee endeavors to administer our executive compensation program using a fair and reasonable approach that allows us to remain competitive while also maintaining our overall strategic goals and business objectives. Our compensation committee has a written charter which is available on our website at www.egas.net.

The Compensation Committee

Our compensation committee is responsible for overseeing our compensation program. The purpose of the compensation committee is to carry out the responsibilities delegated by the board of directors relating to the review and determination of executive compensation. Accordingly, our compensation committee approves compensation for our executive officers, including our chief executive officer, and makes recommendations to our board regarding incentive compensation plans. Further, the compensation committee is responsible for

•	reviewing and approving our compensation philosophies,

•	evaluating each of our executive officers,

•	reporting to the board on compensation matters,

•	reviewing and approving our goals and objectives relevant to the compensation of our executive officers, including our chief executive officer,

•	reviewing director compensation for service on the board and board committees,

•	establishing performance goals and certifying results of the same,

•	reviewing and approving the chief executive officer’s recommendations regarding the compensation of senior management,

•	recommending incentive compensation and equity-based plans to the board, and

•	as necessary and appropriate, engaging a compensation consultant to assist the compensation committee in carrying out its duties.

Our compensation committee currently consists of three members of the board, Mr. Winter, the committee’s chairman, Mr. Greaves, and Mr. Johnston.

Compensation Philosophy and Objectives

Our compensation philosophy endeavors to align the compensation of our executive officers with our overarching business plans, goals and values, and the advancement of the financial interests of our shareholders. Historically, we have not strictly tied our compensation program to our financial performance; however, in 2016 we are reevaluating our strategy as we address issues that arose during prior management’s tenure. Currently, our primary compensation objective is to provide competitive annual fixed compensation for the performance of duties which advance the interests of our shareholders, promote operational improvements and conservative growth, ensure safe and reliable gas distribution systems, provide excellent customer service, and improve internal systems and infrastructure to support corporate strategies. Our compensation program is designed to attract, recruit and retain experienced and qualified executive officers who will meaningfully contribute to our success and maximize shareholder value.

To achieve our compensation objectives in accord with our philosophies, we seek to provide executive compensation packages that are competitive with companies of comparable size, as well as other market-based characteristics, taking into account compensation paid to executive officers with similar skills, experience, and capabilities. We also take into account budgetary limitations and the individual performance of our executive officers when determining compensation. Beginning in 2015, the compensation committee began the process of reviewing every component of compensation to our directors and officers in light of our continued effort to reduce costs and conserve resources, and is making adjustments accordingly.

The compensation committee may, in its discretion, utilize independent national consulting services to determine suitable executive compensation. In June 2015, the compensation committee engaged Pay Governance, an independent consulting firm that advises on executive compensation matters, including executive compensation, benefits and perquisites, in connection with reviewing and determining the compensation of our executive officers. In October 2015, Pay Governance provided the compensation committee with a report which the committee is using to assist it in its (1) analysis of the current components of our compensation program, (2) evaluation of new elements to incorporate into our compensation program, and (3) shift to refocus its efforts on developing a compensation program for the future that better aligns with our compensation philosophy.

Recent Changes to Our Compensation Program

The compensation committee approved voluntary salary reductions by our executive officers effective April 19, 2016, primarily designed to recognize company-wide efforts to implement various cost reduction measures. The salary reductions are temporary and will be lifted on April 14, 2017. Our chief executive officer, Gregory Osborne, voluntarily accepted a 10% reduction in his annual salary from $410,000 to $369,000. Our chief financial officer, James Sprague, voluntarily accepted a 5% reduction in his annual salary from $355,000 to $337,250. These salary reductions do not in any way revise or impact the employment agreements we entered into with Mr. Osborne or Mr. Sprague.

Role of Executive Officers in Our Compensation Program

The architect of our executive compensation program is the compensation committee. The compensation committee designs our executive compensation program, making recommendations regarding policies and procedures to the board as necessary. With the input of our chief executive officer, Gregory Osborne, the compensation committee is also primarily responsible for administering the executive compensation program. The compensation committee determines Mr. Osborne’s compensation and reviews recommendations for the compensation of the other executive officers. In its discretion, the compensation committee, prior to approval, may modify recommendations relating to the compensation of executive officers.

Elements of Our Compensation Program

Our compensation program emphasizes a combination of a base salary, short term discretionary incentive compensation designed to recruit and retain qualified employees, customary employment benefits such as a 401(k) plan, health and welfare benefits, and other perquisites. Although the primary components of our compensation packages are comprised of a base salary and short term incentives, from time to time we will elect to provide additional compensation components in the form of discretionary incentive compensation, including cash bonuses, stock awards, and other perquisites. For more information see the “Summary Compensation Table.”

Base Salary

The base salary paid to our executive officers is a tool we utilize to provide an element of compensation that takes into account an executive officer’s relevant skills, prior experience and performance and is not contingent upon performance. The base salary also serves to attract, recruit and retain experienced and qualified executive officers and to reward effective management. The compensation committee determines Mr. Osborne’s base salary, reviews recommendations for the compensation of the other executive officers and approves their base salaries. When determining base salaries, the compensation committee will consider an executive officer’s current salary, current responsibilities, our financial status and objectives, an executive officer’s other methods of compensation, and individual performance, among other factors. The compensation committee does not maintain a strict formula for incorporating the various factors used to determine the base salary for each executive officer.

In conjunction with the compensation committee’s engagement of Pay Governance and its evaluation of the future structure of our compensation program, we anticipate that base salaries will remain an important element of our compensation program but will be annually reviewed for consistency with various factors, including, (1) our financial performance during the previous year, (2) current economic conditions, and (3) our industry peers. Future adjustments to the salaries of our executive officers will be made in an effort to ensure our compensation comports with our operational performance, individual performance and market standards. Any adjustments for the chief executive officer will be determined by the compensation committee. Adjustments to the base salary of any other executive officer will be determined by the compensation committee with input from the chief executive officer.

Short Term Discretionary Incentive Compensation

We do not maintain a formal program for the provision of short term incentive compensation for the recruitment of executive officers. The compensation committee may, in its discretion, award particular incentives as necessary and appropriate to attract, recruit and retain experienced and qualified executive officers. Concurrently with the recruitment of any executive officer, the compensation committee, in consultation with management, will evaluate potential elements of a compensation package against current economic conditions, our current and future business objectives, and overall financial performance and recommend to our board a compensation package including a base salary and other perquisites such as relocation expenses and a signing bonus. Such recommendations made by the compensation committee further our goals of remaining competitive, advancing the interests of our shareholders, and promoting conservative, strategic growth.

Benefit Plans

401(k) Plan. We have a defined contribution plan that covers substantially all of our employees. The plan provides for an annual contribution of 3% of all employees’ salaries and an additional contribution of 10% of each participant’s elective deferrals which is invested in shares of our common stock under the 401(k) plan. In 2015, we recognized 401(k) plan contributions of $462,000.

Employee Stock Ownership Plan. We maintain an employee stock ownership plan (ESOP) that covers substantially all of our employees. We may make contributions of our common stock to the ESOP each year as determined by our board of directors. The contribution, if any, is recorded based on the current market price of our common stock. We did not make any contributions to the ESOP in 2015.

Retiree Health Plan. We sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing Medicare supplement benefits to eligible retirees. We discontinued contributions in 2006 and are no longer required to fund the Retiree Health Plan. The Retiree Health Plan pays eligible retirees (post-65 years of age) a monthly stipend toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. As of December 31, 2015, the value of the plan assets were $102,000. The assets remaining in the VEBA trust account will be used to fund the plan until these assets are exhausted.

Dividend Reinvestment Plan. We have a plan that provides for any employee who owns shares of our common stock in our 401(k) plan or ESOP the opportunity to reinvest any dividends for additional shares of our common stock.

Perquisites and Other Fringe Benefits

Our executive officers receive health and welfare benefits, such as group medical, group life and long-term disability coverage, under plans generally available to all of our other employees. Employee savings and pension plans are also available to our executive officers. In addition, our executive officers receive other perquisites, including a car allowance and related automobile expenses. To recruit new executive officers we have paid relocation expenses and signing bonuses. For more information see the “Summary Compensation Table.”

Annual Incentive Compensation Plan

We do not currently maintain a formal annual bonus program for our executive officers. The compensation committee may, in its discretion, annually review the executive officers’ performance measured against our annual business plan and overall financial performance and recommend to our board awards of equity or cash bonuses or other forms of incentive compensation. Such recommendations made by the compensation committee further our goals of remaining competitive, and rewarding management efforts to attain successful financial performance, advancing the interests of our shareholders, and promoting operational improvements and strategic growth. As a result of our overall performance and cash constraints in 2014 and 2015, the compensation committee did not recommend, and we did not pay, bonuses to our executive officers in 2014 and 2015.

Long-Term Incentives

Long-term incentives are awarded in an effort to keep our executive officers aligned with our long-term objectives, and attract and retain executive officers of outstanding ability. We believe that long-term incentives should be awarded only with the achievement of specific goals and, accordingly, are used sparingly. Our 2012 incentive and equity award plan allows for the issuance of options, restricted stock, performance awards, other stock based awards and cash awards. The compensation committee, in consultation with executive management, is charged with designating those persons to whom awards are to be granted and determining the terms of the awards. In 2014, we granted restricted stock awards to Mr. Osborne in connection with his employment agreement valued at $58,200. The compensation committee did not recommend, and we did not pay, any long-term incentives in 2015. For additional information regarding our long-term incentive plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans.”

Consideration of Shareholder Advisory Vote

In our 2015 Proxy Statement, we asked our shareholders to approve a non-binding, advisory resolution on the compensation of our named executive officers for 2014. In doing so, we gave our shareholders an opportunity to express their views regarding the compensation of our named executive officers. This vote was not intended to address any specific item of compensation, but rather the overall compensation of our named executive officers as described in the proxy statement. Our shareholders approved the compensation of our named executive officers for 2014. Although the shareholder vote was advisory and not binding on us, the board did review and consider the results of the vote in determining our compensation policies and decisions.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and those discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A as Amendment No. 1 to Gas Natural’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This report is provided by the following independent directors, who constitute the Committee.

Compensation Committee

Michael R. Winter, Chairman

Richard K. Greaves

Robert R. Johnston

Executive Compensation

The following table summarizes the compensation paid by us to our current most highly compensated executive officers, referred to as our named executive officers, as determined in accordance with SEC rules, for the years ended December 31, 2015, 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Gregory J. Osborne,	2015	$382,000	$-	$14,610	$39,084	$435,694
President and Chief	2014	$250,577	$-	$98,200	$78,371	$427,148
Executive Officer(1)	2013	$142,452	$15,000	$-	$67,974	$225,426

James E. Sprague,	2015	350,769	-	10,300	26,725	387,794
Vice President and Chief	2014	195,154	50,000	-	51,382	296,535
Financial Officer(2)	2013	-	-	-	-	-

Kevin J. Degenstein,	2015	276,923	-	-	23,122	300,045
Chief Operating Officer and	2014	100,961	-	-	173,127	274,088
Chief Compliance Officer(3)	2013	229,621	21,000	-	14,881	265,502

Jed D. Henthorne,	2015	170,000	-	-	6,869	176,869
Corporate Controller(4)	2014	157,792	-	-	6,474	164,266
	2013	144,203	5,000	-	6,496	155,699

Vincent A. Parisi	2015	92,250	-	-	37,736	129,986
Vice President and	2014	-	-	-	-	-
General Counsel(5)	2013	-	-	-	-	-

(1)	Mr. Osborne served as our chief operating officer from November 2013 until May 2014. On May 14, 2014, Mr. Osborne became our president and chief executive officer. “Stock awards” amount represents (i) restricted and unrestricted shares of our common stock granted to Mr. Osborne for compensation in connection with his July 21, 2014 employment agreement, and (ii) shares of our common stock issued to Mr. Osborne for his service as a director in the amount of $40,000 in 2014 and $14,610 in 2015. The amount reflects the value of the number of shares granted using the closing market price on the grant date. “All other compensation” includes (i) fees paid to Mr. Osborne for service as a director in the amount of $15,000 in 2015, $58,400 in 2014, and $49,700 in 2013, (ii) cash 401(k) plan contributions, and (iii) payments made by us for the use of an automobile in the amounts of $12,003 in 2015, $11,733 in 2014, and $13,800 in 2013. During 2014, we purchased an automobile for Mr. Osborne. Of the 2014 allowance, $5,700 reflects lease payments paid for Mr. Osborne’s automobile prior to the purchase of a new automobile by us. Mr. Osborne’s remaining car allowance reflects the incremental cost to us, calculated as a portion of the amortized cost of the new automobile owned by us.

(2)	Mr. Sprague became our vice president and chief financial officer effective May 1, 2014. In connection with his December 18, 2013 employment agreement, Mr. Sprague received a one-time signing bonus of $50,000. “Stock awards” amount represents shares of our common stock issued to Mr. Sprague in 2015 for his service as a director during 2014. “All other compensation” includes (i) fees paid to Mr. Sprague for service as a director in the amount of $5,000 in 2015 and $40,000 in 2014, (ii) cash and common stock 401(k) plan contributions, and (iii) an automobile cash allowance in the amount of $8,400 in 2015 and $4,200 in 2014.

(3)	Mr. Degenstein served as our president and chief operating officer through November 15, 2013 when he departed the Company. Mr. Degenstein rejoined the Company as our chief operating officer and chief compliance officer in August 2014. “All other compensation” includes (i) severance paid to Mr. Degenstein in the amount of $165,258 in 2014, (ii) cash and common stock 401(k) plan contributions, and (iii) an automobile cash allowance in the amount of $9,600 in 2015 and $3,692 in 2014 and the value of a Company provided automobile in the amount of $4,185 in 2013 (based on the incremental cost to us, calculated as a portion of the amortized cost of the car).

(4)	Mr. Henthorne served as our vice president of administration prior to becoming our corporate controller on December 29, 2014. “All other compensation” includes cash and common stock 401(k) plan contributions.

(5)	Mr. Parisi served as our general counsel beginning July 8, 2015 prior to becoming our general counsel and vice president on January 27, 2016. “All other compensation” includes (i) a relocation allowance of $30,000, (ii) cash and common stock 401(k) plan contributions, and (iii) an automobile cash allowance in the amount of $3,877.

Outstanding Equity Awards at Fiscal Year End

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested (2)	Grant Date	Type Of Award
Gregory J. Osborne (1)	3,333	$24,831	July 21, 2014	Restricted Stock Award

(1)	We entered into an employment agreement with Mr. Osborne on July 21, 2014, in connection with his appointment as chief executive officer on May 14, 2014. In connection with Mr. Osborne’s employment agreement, we granted 5,000 shares of restricted stock awards to Mr. Osborne which vest ratably over the three year period ending July 21, 2017, subject to a service requirement. For more information see “Employment and Separation Agreements.”

(2)	The closing market price of our stock at December 31, 2015 was $7.45.

Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Gregory J. Osborne (1)	1,667	$16,887

(1)	We entered into an employment agreement with Mr. Osborne on July 21, 2014, in connection with his appointment as chief executive officer on May 14, 2014. In connection with Mr. Osborne’s employment agreement, we granted 5,000 shares of restricted stock awards to Mr. Osborne which vest ratably over the three year period ending July 21, 2017, subject to a service requirement. For more information see “Employment and Separation Agreements.”

(2)	The closing market price of our stock at July 21, 2015 was $10.13.

Employment and Separation Agreements

We have entered into employment agreements with various Company officers. Each of the employment agreements set a base salary and permits upward adjustments to such salary as determined from time to time by the board of directors in its discretion. Pursuant to these agreements each of the officers is eligible to (i) receive grants of stock options, performance awards, other stock-based awards, and cash awards under our plans, under such terms and conditions as the board of directors may determine in its discretion, (ii) participate in all savings, retirement and welfare plans applicable generally to our employees and/or senior executive officers, (iii) receive fringe benefits in accordance with our policies, and (iv) receive reimbursement for business related expenses incurred by such officer in the performance of his duties. For more information see “Executive Compensation.”

Each agreement may be terminated at any time by us, with or without Cause (as defined in each agreement), and by the officer at any time upon advance written notice to us. The employment relationship will be automatically severed in the case of the officer’s death or disability. Each officer is entitled to various employment benefits and is entitled to severance compensation in some termination events as defined in the employment agreements and described below.

Under each agreement, the officers are (i) prohibited from disclosing our confidential information or trade secrets, (ii) required to avoid conflicts of interest and disclose to the board of directors any facts that might involve a conflict of interest with us, and (iii) during the term of the agreement and for a period of two years following the termination of employment with us, prohibited from soliciting individuals who are currently, or were within the twelve month period prior to his termination, employees, consultants, customers or clients of ours.

Additional provisions of the individual employment agreements are detailed below.

Gregory J. Osborne, Chief Executive Officer. We entered into an employment agreement with Mr. Osborne on July 21, 2014 for a three year term, which will automatically renew for one year periods, until terminated or replaced by a new agreement. Mr. Osborne is entitled to receive an annual bonus based on performance as determined by the board of directors. We also entered into a restricted stock award agreement with Mr. Osborne. For more information see “Executive Compensation.”

During the employment period, Mr. Osborne will be eligible to (i) receive a Company provided automobile and reimbursement for reasonably incurred expenses for gas, insurance premiums, and maintenance related to the automobile, and (ii) receive four weeks of paid vacation in each calendar year.

Mr. Osborne may be terminated at any time by us, with or without Cause, and by Mr. Osborne at any time upon advance written notice to us. The employment relationship will be automatically severed in the case of Mr. Osborne’s death or disability. Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Osborne without Good Reason (as defined in the employment agreement), no severance compensation will be due to Mr. Osborne. If we terminate Mr. Osborne without Cause, Mr. Osborne resigns with Good Reason, or we provide Mr. Osborne with notice of non-renewal of the agreement, Mr. Osborne will be entitled to severance compensation (i) in an amount equal to two times his annual base salary in effect at the time, (ii) a cash lump sum payment equal to the pro-rated portion of his annual performance-based bonus in effect at the time, and (iii) the continuation of Mr. Osborne’s existing health care coverage under COBRA for a period of twenty-four months. If Mr. Osborne’s employment is terminated by us without cause, or if Mr. Osborne resigns with Good reason, within six months of a Change in Control (as defined in the employment agreement), Mr. Osborne will be entitled to the foregoing severance, except that he will be entitled to three times, instead of two times, his annual base salary in effect at the time.

Under the agreement, Mr. Osborne is also, during the term of the agreement and for a period of two years following the termination of employment with us, prohibited from competing with us.

James E. Sprague, Chief Financial Officer. We entered into an employment agreement with Mr. Sprague on December 18, 2013 and an amended employment agreement on December 29, 2014. Mr. Sprague is entitled to receive four weeks of paid vacation in each calendar year.

Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Sprague, no severance compensation will be due to Mr. Sprague. If the employment relationship is terminated by us without Cause, Mr. Sprague will be entitled to severance compensation in an amount equal to his annual base salary in effect at the time. If Mr. Sprague’s employment is terminated by us without Cause, or if Mr. Sprague resigns with Good Reason, within six months of a Change in Control (as defined in the employment agreement), Mr. Sprague will be entitled to severance compensation (i) in an amount equal to three times his annual base salary in effect at the time, (ii) a cash lump sum payment equal to the pro-rated portion of his annual performance-based bonus in effect at the time, and (iii) the continuation of Mr. Sprague’s existing health care coverage under COBRA, less Mr. Sprague’s contribution, for a period of twenty-four months.

Kevin J. Degenstein, Chief Operating Officer and Chief Compliance Officer. We entered into an employment agreement with Mr. Degenstein on July 27, 2014. Mr. Degenstein is eligible to receive (i) an annual bonus based on performance as determined by the board of directors, and (ii) an automobile allowance.

Under the agreement, if the employment relationship is terminated by us for any reason, Mr. Degenstein will be entitled to severance compensation (i) in an amount equal to his annual base salary in effect at the time, to the extent unpaid, (ii) accrued but unpaid vacation pay, and (iii) the continuation of Mr. Degenstein’s existing health care coverage under COBRA, less Mr. Degenstein’s contribution, for a period of one year. If Mr. Degenstein’s employment is terminated by us without Cause, or by Mr. Degenstein with Good Reason (as defined in the employment agreement), Mr. Degenstein will be entitled to severance compensation, in addition to the foregoing compensation, (i) in an amount equal to his annual base salary in effect at the time, and (ii) moving expenses not to exceed $20,000 if the termination occurs within two years of the effective date of his employment.

If Mr. Degenstein’s employment is terminated by us without Cause, or if Mr. Degenstein resigns with Good Reason, within six months of a Change in Control (as defined in the employment agreement), Mr. Degenstein will be entitled to severance compensation (i) in an amount equal to two times his annual base salary in effect at the time, (ii) a cash lump sum payment equal to the pro-rated portion of his annual performance-based bonus in effect at the time, and (iii) the continuation of Mr. Degenstein’s existing health care coverage under COBRA, less Mr. Degenstein’s contribution, for a period of twenty-four months.

Jed D. Henthorne, Corporate Controller. We entered into an employment agreement with Mr. Henthorne on December 29, 2014. Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Henthorne, no severance compensation will be due to Mr. Henthorne. If, however, we terminate Mr. Henthorne without Cause, Mr. Henthorne shall be entitled to severance compensation in an amount equal to his annual base salary then in effect in equal installments on our regular pay days during the one-year period following the termination.

Under the agreement, if the employment relationship is terminated by us without Cause or by Mr. Henthorne with Good Reason (as defined in the employment agreement), within six months of a Change in Control (as defined in the employment agreement), Mr. Henthorne will be entitled to severance compensation (i) in an amount equal to his annual base salary in effect at the time, (ii) the pro-rated portion of his performance-based bonus in effect at the time, and (iii) the continuation of Mr. Henthorne’s existing health care coverage under COBRA, less Mr. Henthorne’s contribution, for a period of twenty-four months.

Vincent A. Parisi, General Counsel. We entered into an employment agreement with Mr. Parisi on July 8, 2015. Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Parisi, no severance compensation will be due to Mr. Parisi. If the employment relationship is terminated by us without Cause, Mr. Parisi will be entitled to severance compensation in an amount equal to his annual base salary in effect at the time. If Mr. Parisi’s employment is terminated by us without Cause, or if Mr. Parisi resigns with Good Reason, within six months of a Change in Control (as defined in the employment agreement), Mr. Parisi will be entitled to severance compensation (i) in an amount equal to his annual base salary in effect at the time, (ii) a cash lump sum payment equal to the pro-rated portion of his annual performance-based bonus in effect at the time, and (iii) the continuation of Mr. Parisi’s existing health care coverage under COBRA, less Mr. Parisi’s contribution, for a period of twenty-four months.

Director Compensation

In 2015 we paid each board member a monthly fee of $5,000 and a quarterly grant of 500 shares of common stock for their service on the board. Effective January 1, 2016, board fees were reduced. For 2016, each current member of the board, except Mr. Osborne, will receive annual cash compensation in the amount of $48,000, reduced from $60,000. All board members will also receive shares of our common stock in an amount equivalent to $5,000, the quantity being determined by the average closing price of such shares in the final five (5) business days in the prior quarter (fractional shares to be rounded down), to each director who served as a director during the prior quarter for his or her service during the quarter. We also reimburse all directors for expenses incurred in connection with their service as directors, including travel, meals and lodging.

The following table summarizes information with respect to the compensation paid to our directors during 2015. The table does not include Gregory Osborne or James Sprague, who served as executive officers in 2015. The compensation of these individuals is disclosed with the other executive officers beginning on page 9.

Name	Fees Earned or Paid in Cash(1)	Stock Awards (2)	Total
W.E. “Gene” Argo	$40,000	$11,475	$51,475
Michael B. Bender	$55,000	$12,890	$67,890
Wade F. Brooksby	$40,000	$11,475	$51,475
James P. Carney	$35,000	$5,802	$40,802
Richard K. Greaves	$65,000	$14,610	$79,610
Robert B. Johnston	$35,000	$5,802	$40,802
John R. Male	$35,000	$-	$35,000
Thomas J. Smith	$30,000	$-	$30,000
Michael T. Victor	$35,000	$11,475	$46,475
Michael R. Winter(3)	$65,000	$21,480	$86,480

(1)	“Fees Earned or Paid in Cash” includes compensation in the amount of $5,000 for director service in December 2014 that was paid in January 2015 to Messrs. Argo, Brooksby, Greaves, Male, Smith, Victor and Winter.
(2)	In 2015, under the 2012 Incentive and Equity Award Plan we issued a total of 12,223 shares to our directors for their service as directors in 2014 and 2015. Each director received a quarterly grant of 500 shares for their service as a director in 2015, prorated as applicable, except: (1) Mr. Argo, Mr. Brooksby, and Mr. Victor, who received 1,157 shares as they were not put up for election at the July 29, 2015 annual meeting and served until the date of the meeting, (2) Mr. Bender who received 1,333 shares as he was appointed to the board effective February 9, 2015, and (3) Mr. Carney and Mr. Johnston who received 626 shares as they were appointed to the board effective June 8, 2015. The shares have no claw-back feature. The shares had a weighted average grant date fair value of $9.81 per share.
(3)	In addition to the quarterly grants for 2015, Mr. Winter received a grant of 667 shares of the Company’s common stock for his service as a director from September 2014 through December 2014.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership of certain beneficial owners and management. The following table sets forth, as of April 1, 2016, information regarding the beneficial ownership of our common stock by

•	each shareholder known by us to be the beneficial owner of more than 5% of the stock,

•	each director,

•	each named executive officer in our summary compensation table,

•	all of our current directors and officers as a group.

	Beneficial Ownership
Names and Address(1)	Common Stock	Percentage
Michael B. Bender	2,464	*
James P. Carney	1,757	*
Richard K. Greaves	5,464	*
Robert B. Johnston	6,257	*
Gregory J. Osborne(2)	11,631	*
Michael R. Winter	5,866	*
Kevin J. Degenstein(3)	1,848	*
Jed D. Henthorne(4)	19,851	*
Vincent A. Parisi(5)	118	*
James E. Sprague(6)	1,380	*

All current directors and executive officers as a group (9 individuals)	56,637	0.54%
5% Owner
Anita G. Zucker, Trustee of the Article 6 Marital Trust, under The First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007 (7) 4838 Jenkins Avenue, North Charleston, SC 29405	940,000	8.95%

*Less than 1%

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Gas Natural Inc., 1375 East Ninth Street, Suite 3100, Cleveland, OH 44114.

(2)	Includes 5,000 shares of common stock granted to Mr. Osborne in connection with his employment agreement which vest ratably over the three year period ending July 21, 2017, subject to a service requirement. For more information see “Employment and Separation Agreements.”

(3)	All of Mr. Degenstein’s shares of common stock are held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.

(4)	Includes 5,864 shares of common stock held in our 401(k) plan and 5,437 shares held in our Dividend Reinvestment Plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.

(5)	All of Mr. Parisi’s shares of common stock are held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.

(6)	Includes 380 shares of common stock held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.

(7)	Based solely on information contained within Amendment No. 1 to Schedule 13D filed with the SEC on February 9, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans. At the 2012 annual meeting our shareholders approved the Gas Natural Inc. 2012 Incentive and Equity Award Plan. The 2012 incentive plan provides for the grant of options, restricted stock, performance awards, other stock-based awards, and cash awards. Grants may be made to our employees, non-employee directors, consultants and independent contractors. Except with respect to awards granted to non-employee directors, the plan is administered by the compensation committee of our board. The compensation committee is authorized to select persons to whom awards are granted and the terms of all awards under the plan. Up to 500,000 shares may be issued under the 2012 incentive plan.

In 2015, we granted 667 and 1,000 shares to one of our directors and a former director, respectively, as compensation for their service on the board in 2014. In addition, we granted a total of 10,556 shares to our directors as compensation for their service on the board in 2015, for a total of 12,223 shares granted for director service at December 31, 2015. The awards did not contain a claw-back feature and had a weighted average grant date fair value of $9.81 per share.

In addition to the awards to the directors, on July 21, 2014, we granted 5,000 shares of restricted stock awards to Gregory Osborne as part of his employment agreement. These shares vest ratably over the three year period ending July 21, 2017. These shares had a grant date fair value of $11.64.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	N/A	N/A	451,944
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	451,944

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Historically we have engaged in various related party transactions with entities owned or controlled by our former chairman and chief executive officer, Richard Osborne. Beginning in December 2013, the board began adopting resolutions aimed at reducing the number of related party transactions. After Mr. Osborne’s removal as chief executive officer on May 1, 2014, for, in part, not adhering to these board resolutions, the board has taken a measured approach to reduce or terminate, as appropriate, related party transactions with Mr. Osborne while ensuring that we continue to serve our customers affected by such transactions. We have provided notices of termination of all written contracts with Mr. Osborne’s entities that we are not contractually obligated to maintain or that we need in order to serve our customers. These efforts have been made in furtherance of our long term plan to phase out related party transactions.

Our Acquisition of the Ohio Utilities

On January 5, 2010, we expanded into Ohio and Western Pennsylvania by acquiring several utilities owned primarily by our former chairman and chief executive officer, Richard Osborne. The acquisition was reviewed by a special committee of our board of directors and approved by our full board and shareholders. Through the acquisition, we acquired Orwell Natural Gas Company (Orwell), Northeast Ohio Natural Gas Corp. (NEO) and Brainard Gas Corp. (Brainard). When we acquired Orwell, NEO and Brainard the entities were parties to various agreements with companies associated with Mr. Osborne, as disclosed below.

Acquisition of JDOG Marketing

On June 1, 2013, we acquired substantially all of the assets of John D. Oil and Gas Marketing Company, LLC (JDOG Marketing). We created a subsidiary, Gas Natural Resources, LLC (GNR), to acquire the JDOG Marketing assets. JDOG Marketing is owned primarily by the Richard M. Osborne Trust (Osborne Trust) and is engaged in the business of marketing natural gas. Mr. Osborne is the sole trustee of the Osborne Trust.

As consideration for the purchase of the assets, we paid JDOG Marketing 256,926 shares of our common stock. These shares had an acquisition date fair value of $2,641,199. In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if the acquired business achieves an annual EBITDA target in the amount of $810,432, which is JDOG Marketing’s EBITDA for the year-ended December 31, 2011. If actual EBITDA for a certain year is less than target EBITDA, then no earn-out payment will be payable for that particular earn-out period. We are currently engaged in litigation with JDOG Marketing concerning whether an earn-out payment is due for 2013. We believe there is no earn-out due for 2014 or 2015. JDOG Marketing has objected to our calculation of the 2014 and 2015 earn-out.

The JDOG Marketing purchase agreement was approved by a disinterested and independent special committee of our board of directors, the independent members of our board, and our shareholders.

Real Estate Transactions and Leases with Companies Controlled by Richard M. Osborne

On March 5, 2013, we purchased the Matchworks Building in Mentor, Ohio for $1.9 million from entities owned or controlled by Richard Osborne. Our subsidiary, 8500 Station Street, LLC, was formed to operate the property. Our Ohio headquarters were located in the Matchworks Building and we had the opportunity to purchase the building because it had fallen into receivership. Upon purchasing the Matchworks Building, we acquired lease agreements with John D. Oil and Gas Company (JDOG), Lake County Title LLC and OsAir, Inc. (OsAir).

JDOG moved out of the Matchworks Building in November 2014. Lake County Title is owned by Richard M. Osborne, Jr., a former employee and the son of Mr. Osborne. We recorded rent revenue of approximately $7,000 related to the Lake County Title lease 2015. Under the terms of the agreement, the lease expired on October 31, 2014. At that time, Lake County Title elected not to renew the original lease and opted to lease the space on a month-to-month basis. Lake County Title moved out of the Matchworks Building in April 2015, and executed a promissory note in the amount of $21,084 for rent that was not paid. OsAir is owned by the Osborne Trust and Mr. Osborne is president and chief executive officer of OsAir. On October 7, 2013, 8500 Station Street entered into a lease agreement with OsAir. Pursuant to the lease agreement, 8500 Station Street leased to OsAir approximately 6,472 square feet of office space in the Matchworks Building, for a three years period beginning March 1, 2013. This agreement was approved by the independent members of our board of directors. OsAir defaulted on payments under the lease and was evicted in September 2014. We are currently engaged in litigation with OsAir concerning the lease. We completed the sale of the Matchworks Building to an unrelated third party in October 2015 for $1,350,000.

On December 18, 2013, Orwell entered into a lease agreement with Cobra Pipeline Co., Ltd. (Cobra), an entity owned and controlled by the Osborne Trust, pursuant to which Cobra leased to Orwell, for $2,000 per month, approximately 2,400 square feet of warehouse space located at 2412 Newton Falls Road, Newton Falls, Ohio. The term of the lease started on December 18, 2013, and ended on February 29, 2016. Following the end of the initial term, the lease agreement continued on a month-to-month basis until we terminated it in accordance with its terms on January 4, 2016. Net rent paid by us under this agreement totaled $26,000 during 2015. The lease was reviewed by the disinterested members of our board of directors and approved by our board of directors.

Gas Sale and Other Agreements with Companies Controlled by Richard M. Osborne

JDOG Marketing was a party to various gas purchase agreements with entities owned or controlled by Richard Osborne when we acquired its assets on June 1, 2013. Upon the closing of our acquisition of the assets of JDOG Marketing, these agreements were assigned to GNR. These affiliate gas purchase agreements were reviewed and approved by the independent members of our board of directors and are as follows:

•	Three base contracts for the sale and purchase of natural gas each dated April 1, 2011, between JDOG Marketing and each of OsAir, John D. Resources, LLC and Mentor Energy and Resources Company. GNR purchased gas supplies from each of these entities pursuant to these agreements. These agreements had an indefinite term but could be terminated by either party upon 30 days’ written notice. We ceased all purchases of gas under these agreements in August 2014. We delivered notices of termination in accordance with the terms of these agreements in April 2015. GNR did not make any natural gas purchases under these agreements during 2015.

•	Two base contracts for the sale and purchase of natural gas each dated April 1, 2011, between JDOG Marketing and each of Great Plains Exploration and JDOG. GNR is contractually obligated to maintain the agreements with Great Plains Exploration and JDOG until they expire on May 31, 2016 and December 31, 2016, respectively. Purchases made by GNR under these agreements totaled approximately $847,000 for 2015.

•	A base contract for the sale and purchase of natural gas between JDOG Marketing and Cobra, dated April 1, 2010, pursuant to which JDOG Marketing sells gas supplies to Cobra. This agreement had an indefinite term but could be terminated by either party upon 30 days’ written notice. GNR received payments of approximately $48,043 in 2015. Cobra owes approximately $117,000 to GNR under the agreement.

Agreements with Gas Pipeline Companies Controlled by Richard M. Osborne

Natural Gas Transportation Agreements. Orwell and Brainard have an agreement with Orwell-Trumbull Pipeline Co., LLC (Orwell-Trumbull), which is an entity owned by the Osborne Trust, for transportation service on its intrastate pipeline in Northeastern Ohio. The charge on the Orwell-Trumbull pipeline is a volumetric rate of $1.01 per thousand cubic feet (Mcf) plus shrinkage. Purchases of transportation services under this agreement totaled approximately $583,000 for 2015. This agreement has a current term of 15 years that began on July 1, 2008. See Item 3 – Legal Proceedings in our Annual Report on Form 10-K for more information regarding ongoing proceedings between our Ohio utilities and Orwell-Trumbull.

Additionally, NEO, Orwell and Brainard have transportation agreements with Cobra for transportation on its intrastate pipeline in Northeastern Ohio. The price on the Cobra pipeline is a transportation rate of $0.50 per dekatherm plus shrinkage. Additional treating fees may be applied at $0.25 per Mcf. On April 1, 2013, NEO entered into agreements with Cobra modifying the transportation agreements. Pursuant to these modifications, Cobra agreed to transport a specified minimum number of dekatherms of natural gas per day for NEO’s use. NEO pays to Cobra a fee of $0.50 per dekatherm per day for this guaranty of pipeline capacity, whether or not it is utilized. These firm commitment agreements have a term of one year and renew annually unless terminated by either party by advance notice. The modifications to the transportation agreements were not approved in advance by our board of directors, but were reviewed, discussed and ratified by disinterested and independent directors at the April 2013 meeting of our board. Purchases made for transportation services under these agreements were approximately $918,000 for 2015.

JDOG Marketing was a party to various transportation service agreements with entities owned or controlled by Richard Osborne when we acquired its assets on June 1, 2013. Upon the closing of our acquisition of the assets of JDOG Marketing, these agreements were assigned to GNR. These affiliate transportation agreements were reviewed and approved by the independent members of our board of directors and are as follows:

•	Three transportation service agreements between JDOG Marketing and Cobra each dated January 30, 2008, for the transportation and re-delivery of natural gas in the Churchtown, Holmesville and North Trumbull areas. These agreements became effective on February 6, 2008, and automatically renew on a year-to-year basis unless terminated by either party with a written notice received before January 2 of the preceding year. Cobra charges tariff rates for its services under these agreements. Purchases made by GNR under these agreements totaled approximately $191,000 for 2015.

•	A transportation service agreement between JDOG Marketing and Orwell-Trumbull dated January 15, 2009 for the transportation and re-delivery of natural gas. This agreement became effective on February 6, 2009, and has a six year initial term with the possibility for year-to-year automatic renewals thereafter. The agreement may be terminated by either party with a written notice received before January 2nd of the preceding year. Purchases made by GNR under this agreement totaled approximately $262,000 for 2015. On March 28, 2016, GNR filed a complaint before the Public Utilities Commission of Ohio (the “PUCO”), Case No. 16-663-GA-CSS, alleging that Orwell-Trumbull breached the termination provisions of the agreement and violated Ohio law due to Orwell-Trumbull’s failure to file the agreement with the PUCO and its improper attempt to discontinue service under agreement.

Although we are permitted to terminate these transportation agreements with Orwell-Trumbull and Cobra, pursuant to their respective terms, we have elected to maintain these agreements in order to continue to serve our customers in the territories served by these pipelines.

Electronic Metering Service and Operation Agreements. Orwell, NEO and Brainard each have agreements dated April 15, 2009 with Cobra for the maintenance and operation of electronic metering points for the transportation of natural gas that are pursuant to the PUCO’s approved tariff. Orwell also has an agreement dated April 15, 2009 with Orwell-Trumbull for the same purpose. Each of the agreements has a term of three years from the date of the installation of the electronic metering equipment and thereafter for successive one year terms until terminated. Each agreement provides for the payment of $125 per location per month as a fee for the operating and general maintenance of the gas metering and communication equipment. We purchased approximately $5,000 of services under these agreements in 2015.

Unless otherwise indicated, all agreements described above were reviewed and discussed by a disinterested and independent special committee of our board of directors and approved by our board of directors.

Other Related Party Transactions

Kykuit Resources. Our subsidiary, Energy West Resources, Inc., invested in Kykuit Resources, LLC, a developer of oil, gas and mineral leases, in 2007. Energy West Resources, Inc. currently owns a 24.5% interest in Kykuit. Richard Osborne owns a 26.4% interest in Kykuit. JDOG is the managing member of Kykuit and owns a 23.2% interest. Mr. Osborne is the chairman of the board and chief executive officer of JDOG. Our president, chief executive officer, and a member of our board of directors, Gregory Osborne, was president, chief operating officer and a director of JDOG until January 2012. Our former chief financial officer, Thomas Smith, was a director of JDOG until April 2014. At December 31, 2014, our total investment in Kykuit was approximately $2,160,000. Due to significant doubts regarding the recoverability of Kykuit’s leaseholds on unproven oil and gas properties, coupled with the bankruptcy of the managing member, our investment in Kykuit is completely impaired. Our investment in Kykuit was ratified by two disinterested and independent directors as well as all other members of our board of directors.

Employment of Richard M. Osborne, Jr. Richard Osborne, Jr. is the son of Richard Osborne and the brother of Gregory Osborne. In 2010, we hired Richard Osborne, Jr. as a part-time employee providing real estate management services. As of May 1, 2015, Richard Osborne, Jr. was no longer employed by us because his services were no longer required as we are not engaged in real estate projects. Richard Osborne, Jr. received a salary of approximately $30,000 and a car allowance of $2,100 for the portion of the year that he worked for us in 2015.

NIL Funding Corporation. On April 15, 2016, we entered into a loan agreement and promissory note for $4 million with NIL Funding Corporation, bearing an annual interest rate of 7.5%, and a maturity date of November 15, 2016. Under the note and loan agreement, we make monthly interest payments to NIL Funding and the principal balance of the note is due upon maturity. Our loan agreement with NIL Funding restricts our ability to incur additional borrowings, make new investments, consummate a merger or acquisition and dispose of assets. In an event of default, as defined under the loan agreement, NIL Funding may, at its option, require us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT.

On October 23, 2015, we entered into a loan agreement and promissory note with NIL Funding. Pursuant to the note and loan agreement, NIL Funding made a single loan to us in the principal amount of $3 million, bearing an annual interest rate of 6.95%, and a maturity date of April 20, 2016. On March 14, 2016, the NIL Funding credit facility was paid off and extinguished.

On April 6, 2015, we entered into a loan agreement and promissory note with NIL Funding. Pursuant to the note and loan agreement, NIL Funding made a single loan to us in the principal amount of $5 million, bearing an annual interest rate of 7.5%, and a maturity date of October 3, 2015. On July 27, 2015, the NIL Funding credit facility was paid off and extinguished.

NIL Funding is an affiliate of The InterTech Group, Inc. The chairperson and chief executive officer of The InterTech Group, Anita G. Zucker, beneficially owns 940,000 shares, or 8.95%, of our outstanding common stock, as of February 9, 2015. Two members of our board of directors, Mr. Bender and Mr. Johnston, currently serve as officers of The InterTech Group.

Related Person Transaction Policy

In accordance with our written policy adopted by the board of directors, on-going and future transactions with related parties will be:

•	on terms at least as favorable as those that we would be able to obtain from unrelated parties,

•	for bona fide business purposes, and

•	reviewed and approved by the audit committee or other independent directors in accordance with applicable law after full disclosure of the existence and nature of the conflicting interest in the related party transaction by the director involved in the acquisition.

In addition, beginning in December 2013, our board adopted a series of resolutions directed toward reducing related party transactions including:

•	The cessation as of March 1, 2014, of all related party transactions with affiliates of Richard Osborne not governed by written contract,

•	The cessation of the purchase of natural gas from affiliates of Richard Osborne unless such purchases are pursuant to existing gas supply contracts and the price of the gas is less than we can obtain from unaffiliated third parties, and

•	The approval by the board of directors of all invoices pertaining to related party transactions, including transactions governed by written contract, prior to the Company paying the amount contained in the applicable invoice.

Director Independence. The board of directors has determined and confirmed that each of Messrs. Bender, Carney, Greaves, Johnston and Winter do not have a material relationship with the Company that would interfere with the exercise of independent judgment and are independent pursuant to applicable laws and regulations and the listing standards of the NYSE MKT.

ITEM 14. Principal Accounting Fees and Services

The following is a summary of the aggregate fees billed to us for the years ended December 31, 2014 and 2015, by our independent registered public accountant, MaloneBailey LLP, and their affiliates.

	Year ended December 31, 2014	Year ended December 31, 2015 (1)
Audit Fees	$769,539	$763,050
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$769,539	$763,050

(1)	The audit fees amount for 2015 is based on a fee estimate provided by MaloneBailey LLP and approved by the audit committee for services provided in connection with the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings. The final amount of the fees for those services may vary from the estimate provided.

 Audit Fees. These fees are for professional services rendered by MaloneBailey for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Pursuant to the written charter of our audit committee, the committee must pre-approve all audit and non-audit services provided by our independent auditors. The audit committee pre-approved all services provided by MaloneBailey and authorized us to pay the fees billed to us in 2014 and 2015.

ITEM 15. Exhibits and Financial Statement Schedules

31.1*	Principal Executive Officer’s certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer’s certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAS NATURAL INC.

/s/ Gregory J. Osborne	/s/ James E. Sprague	/s/ Jed D. Henthorne
Gregory J. Osborne	James E. Sprague	Jed D. Henthorne
Chief Executive Officer	Chief Financial Officer	Corporate Controller
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)
Date: April 27, 2016	Date: April 27, 2016	Date: April 27, 2016

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

/s/ Michael R. Winter	Chairman of the Board	April 27, 2016
Michael R. Winter

/s/ Michael B. Bender	Director	April 27, 2016
Michael B. Bender

/s/ James P. Carney	Director	April 27, 2016
James P. Carney

/s/ Richard K. Greaves	Director	April 27, 2016
Richard K. Greaves

/s/ Robert B. Johnston	Director	April 27, 2016
Robert B. Johnston

/s/ Gregory J. Osborne	Chief Executive Officer (Principal Executive Officer)	April 27, 2016
Gregory J. Osborne