Form 10-Q
period 2016-03-31
Gas Natural Inc.
filed 2016-05-09
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2016 was 10,511,520 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of March 31, 2016.

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

Bucksport. Bucksport Generation LLC.

Clarion Gas. Clarion River Gas Company.

Cut Bank Gas. Cut Bank Gas Company.

Dth. Abbreviation of dekatherm. One million British thermal units, used in reference to natural gas.

EBITDA. Earnings before interest, taxes, depreciation, and amortization.

Energy West Montana. Energy West Montana, Inc.

Energy West. Energy West, Incorporated.

EPA. The United States Environmental Protection Agency.

ERP. Enterprise Resource Planning.

EWD. Energy West Development, Inc.

EWR. Energy West Resources, Inc.

EWW. Energy West Wyoming, Inc.

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

NYSE MKT. MYSE MKT LLC.

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

Walker Gas. Walker Gas & Oil Company, Inc.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

( in thousands)

	March 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,983	$2,728
Accounts receivable
Trade, less allowance for doubtful accounts of $610 and $506, respectively	11,042	10,635
Related parties	95	188
Unbilled gas	4,778	6,995
Inventory
Natural gas	1,333	4,063
Materials and supplies	2,510	2,271
Regulatory assets, current	3,623	2,469
Other current assets	2,621	2,174
Total current assets	29,985	31,523

PROPERTY, PLANT, & EQUIPMENT, NET	140,651	142,416

OTHER ASSETS
Regulatory assets, non-current	1,399	1,523
Goodwill	15,872	15,872
Customer relationships, net of amortization	2,549	2,625
Restricted cash	1,448	1,898
Other non-current assets	2,123	1,530
Total other assets	23,391	23,448
TOTAL ASSETS	$194,027	$197,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2016	2015

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Line of credit	$17,150	$15,750
Accounts payable
Trade	8,310	8,784
Related parties	58	192
Notes payable, current portion	506	5,012
Note payable to related party	-	1,980
Accrued liabilities	5,313	5,837
Regulatory liability, current	210	487
Build-to-suit liability	-	2,041
Other current liabilities	6,826	5,379
Total current liabilities	38,373	45,462

LONG-TERM LIABILITIES
Deferred tax liability	13,427	12,295
Regulatory liability, non-current	1,292	1,251
Capital lease liability, non-current	5,557	5,177
Other long-term liabilities	2,831	3,286
Total long-term liabilities	23,107	22,009

NOTES PAYABLE, less current portion	34,344	34,427

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value; Authorized: 30,000,000 shares; Issued and outstanding: 10,507,734 and 10,504,734 shares as of March 31, 2016, and December 31, 2015, respectively	1,576	1,575
Capital in excess of par value	64,019	63,985
Retained earnings	32,608	29,929
Total stockholders’ equity	98,203	95,489
TOTAL CAPITALIZATION	132,547	129,916
TOTAL LIABILITIES AND CAPITALIZATION	$194,027	$197,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Income Statements (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
REVENUES
Natural gas operations	$35,064	$51,280
Marketing & production	3,243	2,453
Total revenues	38,307	53,733

COST OF SALES
Natural gas purchased	20,622	33,769
Marketing & production	2,940	2,307
Total cost of sales	23,562	36,076

GROSS MARGIN	14,745	17,657

OPERATING EXPENSES
Distribution, general, and administrative	5,927	6,587
Maintenance	264	327
Depreciation, amortization and accretion	1,957	1,890
Taxes other than income	1,080	1,003
Provision for doubtful accounts	20	52
Total operating expenses	9,248	9,859

OPERATING INCOME	5,497	7,798

Other income (loss), net	(402)	155
Interest expense	(753)	(869)
Income before income taxes	4,342	7,084

Income tax expense	(1,640)	(2,667)

INCOME FROM CONTINUING OPERATIONS	2,702	4,417

Discontinued operations, net of tax	(23)	437

NET INCOME	$2,679	$4,854

BASIC AND DILUTED EARNINGS PER SHARE:
Continuing operations	$0.26	$0.42
Discontinued operations	-	0.04
Net income per share	$0.26	$0.46

Dividends declared per common share	$0.075	$0.135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,679	$4,854
Less income (loss) from discontinued operations	(23)	437
Income from continuing operations	2,702	4,417

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,957	1,879
Accretion	-	11
Amortization of debt issuance costs	101	123
Provision for doubtful accounts	20	52
Amortization of deferred loss on sale-leaseback	170	-
Stock based compensation	34	125
Loss (gain) on sale of assets	529	(38)
Unrealized holding loss on contingent consideration	24	-
Change in fair value of derivative financial instruments	(89)	(122)
Investment tax credit	(5)	(5)
Deferred income taxes	1,632	2,923
Changes in assets and liabilities
Accounts receivable, including related parties	(420)	(3,446)
Unbilled gas	2,217	1,940
Natural gas inventory	2,730	4,802
Accounts payable, including related parties	(896)	(349)
Regulatory assets & liabilities	(1,431)	(3,730)
Prepayments and other	(12)	(93)
Other assets	309	(268)
Other liabilities	(200)	(353)
Net cash provided by operating activities	9,372	7,868

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,310)	(2,493)
Proceeds from sale of fixed assets	2	38
Customer advances for construction	-	5
Contributions in aid of construction	120	80
Net cash used in investing activities	(2,188)	(2,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	5,800	8,600
Repayments of lines of credit	(4,400)	(12,620)
Repayments of notes payable	(6,633)	(136)
Payments of capital lease obligations	(651)	(402)
Debt issuance costs paid	(23)	(20)
Dividends paid	-	(1,416)
Net cash used in financing activities	(5,907)	(5,994)

DISCONTINUED OPERATIONS
Operating cash flows	(22)	1,813
Investing cash flows	-	(181)
Net cash provided by (used in) discontinued operations	(22)	1,632

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,255	1,136
Cash and cash equivalents, beginning of period	2,728	1,586

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,983	$2,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three months ended March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$925	$499
Cash paid for income taxes, net	133	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Restricted cash released from customer deposit	$450	$-
Assets acquired under build-to-suit agreement	516	942
Capitalized interest	136	47
Customer advances for construction moved to contribution in aid of construction	-	3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Energy West was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009. On July 9, 2010, we changed our name to Gas Natural Inc. (the “Company,” “we,” “us,” or “our”) and reincorporated in Ohio. We are a natural gas company with operations in four states. Gas Natural is the parent company of Brainard, Energy West, GNR, Independence, GNSC, Great Plains, Lightning Pipeline, Lone Wolfe, and PGC. Brainard is a natural gas utility company with operations in Ohio. Energy West is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, and North Carolina as well as non-regulated operations in Maine and Montana. GNR is a natural gas marketing company that markets gas in Ohio. Great Plains is the parent company of NEO, a regulated natural gas distribution company with operations in Ohio. NEO is the parent company of 8500 Station Street, a property management company, and Kidron, a small natural gas well company in Ohio. Lightning Pipeline is the parent company of Orwell, a regulated natural gas distribution company with operations in Ohio, and Spelman, a natural gas pipeline company in Ohio. We have three operating and reporting segments:

•	Natural Gas. Representing the majority of our revenue, we annually distribute approximately 21 Bcf of natural gas through regulated utilities operating in Maine, Montana, North Carolina and Ohio. Our natural gas utility subsidiaries include Bangor Gas Company (Maine), Brainard (Ohio), Cut Bank Gas (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), NEO (Ohio) and Orwell (Ohio). As of March 31, 2016, we served approximately 68,300 customers.

•	Marketing and Production. Annually, we market approximately 1.5 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming and Ohio through our EWR and GNR subsidiaries. Our EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns or manages for EWD, an average 55% gross working interest (average 46% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Corporate and Other. Corporate and other encompasses the results of our corporate acquisitions, equity transactions and discontinued operations. Included in corporate and other are costs associated with business development and acquisitions, dividend income, recognized gains or losses from the sale of marketable securities, activity from Lone Wolfe which serves as an insurance agent for us and other businesses in the energy industry, and the results of our discontinued operations from the sales of EWW, the Shoshone and Glacier pipelines, and Independence.

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Gas Natural Inc. have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by U.S. GAAP. In our opinion, all normal recurring adjustments have been made that are necessary to fairly present the results of operations for the interim periods.

Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. A majority of our revenues are derived from natural gas utility operations, making revenue seasonal in nature. Therefore, the largest portion of our operating revenue is generated during the colder months of the year when our sales volumes increase considerably. Reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).

There have been no material changes in our significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in our Annual Report.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. We do not consider such reclassifications to be material and they had no effect on net income.

Accounting Pronouncement Adopted

As of January 1, 2016, we adopted ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the associated debt liability. This standard requires retrospective application, and as such, we reclassified $302 of debt issuance costs from other non-current assets to a reduction of our notes payable in our Condensed Consolidated Balance Sheet as of December 31, 2015. ASU 2015-3 did not address the presentation of debt issue costs related to line of credit arrangements, and the SEC staff subsequently issued an announcement that the SEC would not object to the presentation of debt issuance costs related to line of credit arrangements as an asset. As such, our debt issue costs related to our line of credit arrangements continue to be presented in other non-current assets. See Note 7 - Credit Facilities and Long-Term Debt for additional information regarding our debt issuance costs.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-19, Improvements to Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.

Note 2 – Discontinued Operations

The following table reconciles the carrying amounts of the major line items constituting the pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations that are presented on our Condensed Consolidated Income Statements.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
EWW/Pipeline assets
Revenues	$-	$3,183
Cost of sales	-	(1,934)
Distribution, general & administrative	-	(395)
Maintenance	-	(48)
Taxes other than income	-	(94)
Other income	-	4
Interest expense	(29)	(1)
Pretax income (loss) from discontinued operations	(29)	715
Income tax expense	11	(261)
Income (loss) from discontinued operations of EWW/Pipeline Assets	$(18)	$454

Independence
Loss from discontinued operations of Independence	(5)	(17)
Discontinued operations, net of income tax	$(23)	$437

EWW and the Glacier and Shoshone Pipelines

On October 10, 2014, we executed a stock purchase agreement for the sale of all of the stock of our wholly-owned subsidiary, EWW, to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in our natural gas operations segment. In conjunction with this sale, our EWD subsidiary, entered into an asset purchase agreement for the sale of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. The Pipeline Assets have historically comprised the entirety of our pipeline segment. As a result of EWW and the Pipeline Asset’s classification as discontinued operations, their results have been included in our corporate and other segment for all periods presented. On July 1, 2015, we completed a sale of all of the stock of our wholly-owned subsidiary, EWW, to Cheyenne and we received proceeds, net of costs to sell, of $14,223 for the sale of EWW and $1,185 for the sale of the Pipeline Assets. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay $4,500 of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016, plus a prepayment penalty of $310 that was recognized in discontinued operations, net of tax during the fourth quarter of 2015. During the first quarter we adjusted our estimate of the prepayment penalty by $29, which was recognized within discontinued operations, net of tax in the accompanying Condensed Consolidated Income Statement. See Note 7 – Credit Facilities and Long-Term Debt for more information regarding our debt agreements.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 3 – Earnings Per Share

	Three months ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$2,702	$4,417
Income (loss) from discontinued operations	(23)	437
Net income	$2,679	$4,854

Denominator:
Basic weighted average common shares outstanding	10,506,877	10,487,511
Dilutive effect of restricted stock awards	654	854
Diluted weighted average common shares outstanding	10,507,531	10,488,365

Basic & diluted earnings (loss) per share of common stock:
Continuing operations	$0.26	$0.42
Discontinued operations	-	0.04
Net income	$0.26	$0.46

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. We compute diluted earnings per share by adjusting the weighted average outstanding shares, using the treasury stock method. There were no shares or share equivalents that would have been anti-dilutive and therefore excluded in the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015. Unvested restricted stock awards are treated as participating securities because they participate equally in dividends and earnings with other common shares

Note 4 – Fair Value Measurements

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

We categorize our fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2016

	Level 1	Level 2	Level 3	Total

ASSETS:
Commodity swap contracts	$-	$34	$-	$34

LIABILITIES:
Contingent consideration	$-	$-	$696	$696

	December 31, 2015

	Level 1	Level 2	Level 3	Total

LIABILITIES:
Commodity swap contracts	$-	$54	$-	$54

Contingent consideration	$-	$-	$672	$672

The fair value of our financial instruments including cash and cash equivalents, notes and accounts receivable, and notes and accounts payable are not materially different from their carrying amounts. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable are classified as Level 2 measurements.

Commodity Swaps Contracts

We value our commodity swap contracts, which are categorized in Level 2 of the fair value hierarchy, by comparing the futures price at the measurement date of the natural gas commodity specified in the contract to the fixed price that we will pay. See Note 5 – Derivative Financial Instruments for more information regarding our commodity swap contracts.

Contingent Consideration Liability

The contingent consideration liability categorized in Level 3 of the fair value hierarchy arose as a result of a purchase agreement, pursuant to which we acquired the assets of our GNR subsidiary. The purchase agreement for the transaction provided for contingent “earn-out” payments in the form of validly issued, fully paid and non-assessable shares of our common stock for a period of five years after the closing of the transaction if the acquired business achieved a minimum annual EBITDA target of $810. If the acquired business’s actual EBITDA for a given year is less than the target EBITDA, then no earn-out payment is due and payable for that period. If the acquired business’s actual EBITDA for a given year meets or exceeds the target EBITDA, then an earn-out payment in an amount equal to actual EBITDA divided by target EBITDA multiplied by $575 will have been earned for that year. Due to the earn-out structure, the maximum amount that could be earned over the five year period is indeterminate.

We have recorded a liability for an earn-out payment for the year ended December 31, 2013. We do not believe an earn-out payment is due to JDOG Marketing as a result of payments made by the Ohio utilities to JDOG Marketing during 2013 that were disallowed by the PUCO. Richard Osborne, our former chairman and chief executive officer, believes that JDOG Marketing is entitled to the earn-out. Richard Osborne and JDOG Marketing have filed a suit against us for the earn-out payment for 2013. In addition, the acquired business did not achieve the minimum annual EBITDA target in 2014 or 2015. See Note 13 – Commitments and Contingencies for more information about the litigation between us and Richard Osborne.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Contingent Consideration Liability
	2016	2015

Balance January 1st	$672	$747

Total (gains) losses for period:
Included in net income	24	-
Included in other comprehensive income	-	-
Balance March 31st	$696	$747

The following table summarizes quantitative information used in determining the fair value of our liabilities categorized in level 3 of the fair value hierarchy.

Quantitative Information about Level 3 Fair Value Measures

	Fair Value	Valuation Techniques	Unobservable Input	Range
March 31, 2016
Contingent Consideration	$696	Monte Carlo analysis	Forecasted annual EBITDA	$500-$600
			Weighted avg cost of capital	14.0% - 14.0%
			U.S. Treasury yields	0.7% - 1.1%

		Discounted cash flow	U.S. Treasury yields	0.7% - 1.1%
			Credit spread	2.0% - 2.4%

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

The following table summarizes our commodity swap contracts outstanding as of March 31, 2016. We will pay the fixed price listed based on the volumes denoted in the table below in exchange for a variable payment from a counterparty based on the market price for the natural gas product listed for these volumes. These payments are settled monthly.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Product	Type	Contract Period	Volume	Price per MMBtu

AECO Canada - CGPR 7A Natural Gas	Swap	11/1/16 - 3/31/17	500 MMBtu/Day	$1.827
AECO Canada - CGPR 7A Natural Gas	Swap	4/1/17 - 10/31/17	200 MMBtu/Day	$1.775
AECO Canada - CGPR 7A Natural Gas	Swap	11/1/17 - 3/31/18	250 MMBtu/Day	$2.078

We included in cost of sales in the accompanying Condensed Consolidated Income Statements, $962 of losses on commodity swap agreements not designated as hedging instruments for the three months ended March 31, 2015, related to our regulated utilities. Our regulated utilities did not have any swap agreements during the first quarter of 2016. Gains on commodity swap agreements not designated as hedging instruments for non-regulated subsidiaries were $89 and $122 for the three months ended March 31, 2016 and 2015, respectively, and are included in cost of sales in the accompanying Condensed Consolidated Income Statements. As of March 31, 2016 and December 31, 2015, we included $34 and $(54), respectively, of assets (liabilities) related to commodity swap agreements that are not designated as hedging instruments in derivative instruments in the accompanying Condensed Consolidated Balance Sheets.

Note 6 - Regulatory Assets and Liabilities

The following table summarizes the components of our regulatory asset and liability balances at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Current	Long-term	Current	Long-term

REGULATORY ASSETS
Recoverable cost of gas purchases	$3,100	$-	$1,936	$-
Deferred costs	490	1,102	490	1,226
Income taxes	-	297	-	297
Rate case costs	33	-	43	-
Total regulatory assets	$3,623	$1,399	$2,469	$1,523

REGULATORY LIABILITIES
Over-recovered gas purchases	$210	$-	$487	$-
Income taxes	-	83	-	83
Asset retirement costs	-	1,209	-	1,168
Total regulatory liabilities	$210	$1,292	$487	$1,251

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 7 – Credit Facilities and Long-Term Debt

The following table presents our outstanding borrowings at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Current borrowings
6.95% NIL Funding fixed rate note to related party, due April 20, 2016	$-	$2,000
Bank of America line of credit, due April 1, 2017	17,150	15,750
Total current borrowings	17,150	17,750
Less: unamortized debt issuance costs	-	(20)
Total current borrowings, less unamortized debt issuance costs	$17,150	$17,730

Long-term notes payable
LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	$8,250	$8,375
6.16% Allstate/CUNA Senior unsecured note, due June 29, 2017	8,500	13,000
5.38% Sun Life fixed rate note, due June 1, 2017	15,334	15,334
4.15% Sun Life senior secured guaranteed note, due June 1, 2017	2,990	2,990
Vehicle and equipment financing loans	14	22
Total long-term notes payable	35,088	39,721
Less: unamortized debt issuance costs	(238)	(282)
Long-term notes payable, less unamortized debt issuance costs	$34,850	$39,439

The weighted average interest rate on our outstanding short term borrowings during the three months ended March 31, 2016 and 2015, was 2.63% and 2.55%, respectively, and the weighted average interest rate on our current borrowings outstanding as of March 31, 2016 and December 31, 2015, was 2.35% and 2.71%, respectively.

Bank of America

Our Energy West subsidiary has a credit facility with Bank of America (“Credit Facility”) that provides for a revolving line of credit with a maximum borrowing capacity of $30,000, due April 1, 2017. This revolving line of credit includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices - a base rate, which is defined as a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or LIBOR plus 175 to 225 basis points. At March 31, 2016, we had $1,400 of base rate borrowings outstanding at an annual interest rate of 4.25%. At December 31, 2015, we did not have any base rate borrowings. The weighted average outstanding interest rate on our revolving line of credit as of March 31, 2016 and December 31, 2015, was 2.35% and 2.17%, respectively. After considering outstanding letters of credit of $166, a total of $12,684 was available to us for loans and letters of credit under the revolving line of credit as of March 31, 2016.

In addition, Energy West has a $10,000 term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). The Term Loan portion of the Credit Facility bears interest at a rate of LIBOR plus 175 to 225 basis points and contains an interest rate swap provision that allows for the interest rate to be fixed in the future, but we have not exercised that provision. The Term Loan amortizes at a rate of $125 per quarter. At March 31, 2016 and December 31, 2015, the Term Loan bore interest at 2.18% and 2.17%, respectively, and had a balance of $8,250 and $8,375, respectively.

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

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

NIL Funding

On October 23, 2015, we entered into a loan agreement and promissory note for $3,000 with NIL Funding. Pursuant to the note and loan agreement, NIL Funding made a loan to us that bore an annual interest rate of 6.95%, and had a maturity date of April 20, 2016. On March 14, 2016, the NIL Funding credit facility was paid off and extinguished. As of December 31, 2015, the NIL Funding loan had an outstanding balance of $2,000. NIL Funding is a related party of ours. See Note 11 – Related Party Transactions for further details about our relationship with NIL Funding.

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. See Note 14 – Subsequent Events for further details about this transaction.

Allstate/CUNA

In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay the portion of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016, in the amount of $4,500, plus a prepayment penalty of $310 that was recognized in discontinued operations, net of tax during the fourth quarter of 2015. During the first quarter we adjusted our estimate of the prepayment penalty by $29, which was recognized within discontinued operations, net of tax in the accompanying Condensed Consolidated Income Statement. See Note 2 – Discontinued Operations for more information regarding our discontinued operations.

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

Sun Life

The Sun Life Fixed Rate Note (“Fixed Rate Note”) is a joint obligation of Gas Natural Inc., NEO, Orwell and Brainard, and is guaranteed by Gas Natural, Lightning Pipeline and Great Plains (the “Obligors”). The Fixed Rate Note is governed by a note purchase agreement. Under the note purchase agreement, we are required to make monthly interest payments and the principal is due at maturity. Prepayment of this note prior to maturity is subject to a 50 basis point make-whole premium.

The Sun Life senior secured guaranteed note is a joint obligation of NEO, Orwell, and Brainard and is guaranteed by our non-regulated Ohio subsidiaries.

The Sun Life covenants restrict certain cash balances and require a debt service reserve account to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve account was $948 at March 31, 2016 and December 31, 2015, and is included in restricted cash on our Condensed Consolidated Balance Sheets. The debt service reserve account cannot be used for operating cash needs. The Sun Life agreements establish limits on the Obligors’ ability to incur additional borrowings, pay dividends, redeem or repurchase stock, consummate a merger or acquisition and dispose of assets. Generally, we may consummate a merger or consolidation if there is no event of default and the provisions of the notes are assumed by the surviving or continuing entity. An event of default, if not cured or waived, would require us to immediately pay the outstanding principal balance of the notes as well as any and all interest and other payments due. An event of default would also entitle Sun Life to exercise certain rights with respect to any collateral that secures the indebtedness incurred under the notes.

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

We believe that we were in compliance with all of our debt covenants.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 8 – Stock Compensation

2012 Incentive and Equity Award Plan

During the three months ended March 31, 2016 and 2015, we recognized $29 and $120 of compensation expense related to 3,786 and 12,000 shares, respectively, of our common stock that were earned by the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date.

During the three months ended March 31, 2016 and 2015, we recognized $5 of compensation expense related to the vesting of restricted shares awarded under the 2012 Incentive and Equity Award Plan. These shares vest ratably on July 21, 2015, 2016, and 2017. During the vesting period, each restricted share has the same rights to dividend distributions and voting as any other common share.

Note 9 – Employee Benefit Plans

We have a defined contribution plan (the “401k Plan”) that covers substantially all of our employees. The plan provides for an annual contribution of 3% of all employees’ salaries and an additional contribution of 10% of each participant’s elective deferrals which is invested in shares of our common stock under the 401k Plan. We recognized $91 and $107 of contributions to the 401k Plan for the three months ended March 31, 2016 and 2015, respectively.

We sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing Medicare supplement benefits to eligible retirees. We discontinued contributions in 2006 and are no longer required to fund the Retiree Health Plan. The Retiree Health Plan pays eligible retirees (post-65 years of age) a monthly stipend toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. As of March 31, 2016 and December 31, 2015, the value of plan assets was $89 and $102, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted, at which time the plan will be terminated.

Note 10 – Lease Agreement

Upon completion of the final phase of our ERP system implementation project during the first quarter of 2016, we determined that the lease of the ERP system qualifies for sales recognition under sale-leaseback accounting guidance and that the lease governing our future use of the assets is a capital lease. Accordingly, we recorded property, plant and equipment and a capital lease liability of $1,672, based on the present value of our minimum lease payments. We removed the build-to-suit liability and the related assets from our condensed consolidated balance sheets and we deferred a loss on the sale of the software assets of $1,196 that will be amortized ratably over the thirty month life of the lease. We will make lease payments of $58 per month over the thirty month term of the lease related to this phase three of the ERP implementation project. Our total lease payments related to our ERP implementation project, including the leases that we entered during 2015, will be $294 through 2017 and will decline in 2018 as each of the leases reach the end of their respective term. See Note 20 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in our Annual Report for more information about our ERP system leases.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 11 – Related Party Transactions

Accounts Receivable and Accounts Payable

The table below presents amounts due from and due to related parties, including companies owned or controlled by Richard Osborne, at March 31, 2016 and December 31, 2015.

	Accounts Receivable		Accounts Payable
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015

Cobra Pipeline	$31	$117	$58	$121
Orwell Trumbell Pipeline	-	-	-	15
Great Plains Exploration	-	-	-	8
John D. Oil and Gas Company	7	7	-	48
OsAir	39	41	-	-
Other	18	23	-	-
Total related party balances included in continuing operations	$95	$188	$58	$192

The tables below present the effects on our Condensed Consolidated Income Statements with related parties, including companies owned or controlled by Richard Osborne, for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Natural Gas Purchases & Transportation	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales

Cobra Pipeline	$348	$2	$-
Orwell Trumbell Pipeline	317	-	1
Great Plains Exploration	53	-	-
John D. Oil and Gas Company	204	-	-
Other	-	-	3
Total	$922	$2	$4

	Three Months Ended March 31, 2015
	Natural Gas Purchases & Transportation	Rent, Supplies, Consulting and Other Purchases	Natural Gas Sales	Rental Income and Other Sales

Cobra Pipeline	$403	$8	$-	$-
Orwell Trumbell Pipeline	496	-	1	-
Great Plains Exploration	218	-	-	-
John D. Oil and Gas Company	82	-	-	-
Other	-	-	14	8
Total	$1,199	$8	$15	$8

We accrued a liability of $171 and $170 due to companies controlled by Richard Osborne for natural gas used and transportation charges due to us as of March 31, 2016 and December 31, 2015, respectively, which had not yet been invoiced. The related expense is included in the gas purchased line item in the accompanying Condensed Consolidated Income Statements.

In addition, we had related party natural gas imbalances of $406 and $256 at March 31, 2016 and December 31, 2015, respectively, which were included in our natural gas inventory balance. These amounts represent quantities of natural gas due to us from natural gas transportation companies controlled by Richard Osborne.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Relationship with NIL Funding

NIL Funding is an affiliate of The InterTech Group, Inc. (“InterTech”). The Chairperson and Chief Executive Officer of InterTech is Anita G. Zucker. Ms. Zucker, as trustee of the Article 6 Marital Trust, under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, beneficially owns 940,000 shares, or 8.94%, of our outstanding common stock, as of February 9, 2015. Two members of Gas Natural’s Board of Directors, Robert Johnston and Michael Bender, also currently serve as Executive Vice President and Chief Strategy Officer and Director, Corporate Secretary and Corporate Counsel, respectively, of InterTech. See Note 7 - Credit Facilities and Long-Term Debt and Note 14 – Subsequent Event for more information about our transactions with NIL Funding.

Note 12 – Segment Reporting

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

The following tables set forth summarized financial information for our natural gas, marketing and production, and corporate and other operations segments for the three months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$35,076	$3,605	$-	$38,681
Intersegment elimination	(12)	(362)	-	(374)
Total operating revenue	35,064	3,243	-	38,307

COST OF SALES	20,634	3,302	-	23,936
Intersegment elimination	(12)	(362)	-	(374)
Total cost of sales	20,622	2,940	-	23,562

GROSS MARGIN	$14,442	$303	$-	$14,745

OPERATING EXPENSES	8,925	220	103	9,248

OPERATING INCOME (LOSS)	$5,517	$83	$(103)	$5,497

DISCONTINUED OPERATIONS	$-	$-	$(23)	$(23)

NET INCOME (LOSS)	$2,772	$29	$(122)	$2,679

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended March 31, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$51,367	$4,626	$-	$55,993
Intersegment elimination	(87)	(2,173)	-	(2,260)
Total operating revenue	51,280	2,453	-	53,733

COST OF SALES	33,979	4,357	-	38,336
Intersegment elimination	(87)	(2,173)	-	(2,260)
Total cost of sales	33,892	2,184	-	36,076

GROSS MARGIN	$17,388	$269	$-	$17,657

OPERATING EXPENSES	8,783	232	879	9,894
Intersegment elimination	(35)	-	-	(35)
Total operating expenses	8,748	232	879	9,859

OPERATING INCOME (LOSS)	$8,640	$37	$(879)	$7,798

DISCONTINUED OPERATIONS	$-	$-	$437	$437

NET INCOME (LOSS)	$5,113	$4	$(263)	$4,854

Note 13 – Commitments and Contingencies

Legal Proceedings

From time to time, we are involved in lawsuits and other legal proceedings that have arisen in the ordinary course of business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

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

The consolidated action contains claims against various of our current or former directors or officers alleging, among other things, violations of federal securities laws, breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising primarily out of our acquisition of the Ohio utilities, services provided by JDOG Marketing and the acquisition of JDOG Marketing, and the sale of our common stock by Richard Osborne, our former chairman and chief executive officer, and Thomas J. Smith, our former chief financial officer. The suit, in which we are named as a nominal defendant, seeks the recovery of unspecified damages allegedly sustained by us, corporate reforms, disgorgement, restitution, the recovery of plaintiffs’ attorney’s fees and other relief.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

We, along with the other defendants, filed a motion to dismiss the consolidated action in its entirety on May 8, 2014. The motion to dismiss was based on, among other things, the failure of the plaintiffs to make a demand on our board of directors to address the alleged wrongdoing prior to filing their lawsuits and the failure to state viable claims against various individual defendants. Richard Osborne, individually, is now represented by counsel independent of all other defendants in the case and submitted a filing in support of the motion to dismiss on his own behalf.

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

Richard Osborne Suits

On June 13, 2014, Richard Osborne, our former chairman and chief executive officer, filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne sought an order requiring us to provide him with “the minutes and any corporate resolutions for the past five years.” We had provided Mr. Osborne with all the board minutes he requested that had been approved by the board. On October 29, 2014, Mr. Osborne filed an amended complaint in this matter demanding minutes of the committees of the board of directors and additional board minutes which he claimed he was entitled to receive. On November 17, 2014, the defendants moved to dismiss Mr. Osborne’s amended complaint for failure to state a claim upon which relief can be granted, and for summary judgment. On February 11, 2015, the Court granted defendants’ motion, dismissing the case except for one allegation in one paragraph of Mr. Osborne’s amended complaint: that we failed to produce minutes of any board meeting that occurred between June 1, 2014 and June 13, 2014 (there were none). The Court held in abeyance its ruling on this issue, to give Mr. Osborne 30 days to conduct discovery limited to determining whether any board meetings occurred during that two-week period. On February 13, 2015, Mr. Osborne voluntarily dismissed his Complaint, without prejudice. On April 28, 2015, Mr. Osborne refiled this lawsuit in a different court, the Cuyahoga County Court of Common Pleas, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al.,” Case No. 15CV844836. Mr. Osborne is again seeking the board minutes at issue in the previously dismissed lawsuit and minutes that have been prepared subsequently. We believe the lawsuit, like its prior iteration, is wholly without merit and will vigorously contest it. In addition, we have filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. If successful, Mr. Osborne will only be able to initiate new litigation against us after receiving permission from the court in which the case would be pending. This case has been stayed, pending the results of Case No. 14CV1512, described below, which is currently pending in the Court of Common Pleas in Lake County, Ohio.

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

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Mr. Osborne dismissed the above lawsuit on July 15, 2014, without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014, Case No. 14CV1512, against us and our board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earn-out amount associated with our purchase of assets from John D. Marketing, (2) alleges that the board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1,000, and (4) seeks to invalidate the results of the July 30, 2014 shareholder meeting and asks the court to order us to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties have each filed motions for summary judgment which are awaiting the ruling of the court. On March 31, 2016, we filed a motion for leave to file an amended answer, to add affirmative defenses of breach of representations and warranties contained in the agreement pursuant to which we purchased the assets of John D. Marketing, and to add a counterclaim for rescission of that same agreement. We believe that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

8500 Station Street filed a complaint against OsAir Inc. (“OsAir”) on October 2, 2014, captioned “8500 Station Street LLC v. OsAir Inc., et al.,” in the Mentor Municipal Court, Case No. CVG1400880, for forcible entry and detainer for past-due rent and other damages relating to the premises located at 8500 Station Street, Suite 113, Mentor, Ohio. Mr. Osborne owns and controls OsAir. At a hearing held on October 31, 2014, in the Mentor Municipal Court, the court granted 8500 Station Street restitution of the property. The suit was subsequently transferred from the Mentor Municipal Court to the Court of Common Pleas in Lake County, Ohio, Case No. 14CV002124, in November 2014 because OsAir’s counterclaim pled damages in excess of the Municipal Court’s jurisdiction. On January 23, 2015, the court granted 8500 Station Street’s motion for leave to file an amended complaint. On September 11, 2015, 8500 Station Street filed a motion for summary judgment, which was granted, in part, on March 1, 2016, in favor of 8500 Station Street as to its claim that OsAir breached the lease. The motion remains pending as to the damages claims. 8500 Station Street is claiming damages of approximately $82 in unpaid rent and physical damage to the premises as a result of fixtures removed by OsAir in vacating the premises. A hearing is scheduled to begin May 9, 2016, as to the issue of damages.

On March 12, 2015, Cobra Pipeline Co., Ltd (“Cobra”) filed a lawsuit against us in the United States District Court for the Northern District of Ohio captioned “Cobra Pipeline Co., Ltd. v. Gas Natural Inc., et al.,” Case No. 1:15-CV-00481. Mr. Osborne owns and controls Cobra. Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via global positioning system monitoring. Cobra alleged that we and other defendants accessed and intercepted vehicle tracking data, after we knew or should have known that our authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. On September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, 2015, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals. That appeal remains pending.

On October 29, 2015, Orwell filed a lawsuit against Richard Osborne in the Lake County Court of Common Pleas, captioned “Orwell National Gas Company vs. Osborne Sr., Richard M.,” Case No. 15CV001877. The complaint alleges that Mr. Osborne, while the chairman, president and chief executive officer of Orwell, Great Plains Exploration, Inc., John D. Oil & Gas Company, and GNSC fraudulently presented demands for payment to GNSC and Orwell, claiming that payments were due for natural gas purchased from Great Plains and John D. Oil & Gas Company from January 2012 through September 2013. Mr. Osborne ultimately obtained two checks from Orwell in the total amount of $202. Orwell’s complaint states a claim of theft and seeks liquidated damages in the amount of these checks. Mr. Osborne filed his answer to the complaint on March 10, 2016, and this matter is currently pending before the Lake County Court.

Orwell filed a complaint and motion for preliminary injunction against Ohio Rural Natural Gas Co-Op (“Ohio Rural”) and Mr. Osborne, captioned “Orwell Natural Gas Company v. Ohio Rural Natural Gas Co-Op, et al.,” filed November 30, 2015 in the Lake County Court of Common Pleas, Case No. 15CV002063, alleging that Ohio Rural and Mr. Osborne acted in concert to convert, for the use of their own supply, natural gas supply lines owned and operated by Orwell. The complaint alleges that on November 20, 2015, Ohio Rural and Mr. Osborne tampered with and severed gas lines owned by Orwell on Tin Man Road in Mentor, Ohio, terminated its service to approximately 50 independently owned businesses, and converted it for their own personal use. The complaint states claims for conversion, unjust enrichment and civil remedy against criminal act, and seeks compensatory and liquidated damages. On December 23, 2015, Ohio Rural filed a motion to dismiss on the basis that the court lacked jurisdiction over the subject matter of the suit. The court granted the motion on this basis and dismissed the complaint on March 10, 2016. Also on November 30, 2015, Orwell filed a case with the PUCO on the same grounds, captioned “In the Matter of Orwell Natural Gas Company, Brainard Gas Corporation and Northeast Ohio Natural Gas Corporations’ Request for Injunctive Relief,” Case No. 15-2015-GA-UNC, given the PUCO’s jurisdiction regarding pipeline safety issues. We are in the process of amending our pleadings in this case to reflect the March 10, 2016, dismissal in the companion case described above.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

In addition to the foregoing, we are involved in other proceedings before the PUCO involving entities owned or controlled by Richard Osborne, our former chairman, president, and chief executive officer.

On March 9, 2015, Orwell filed a complaint with the PUCO, captioned “Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company, LLC,” Case Number 15-0475-GA-CSS. Orwell’s complaint alleged that on March 5, 2015, an Orwell Trumbull Pipeline Company, LLC (“OTPC”) employee notified Orwell that a pipeline owned by OTPC along Vrooman Road in Lake County, Ohio would be shut down completely for an alleged need to conduct maintenance or move OTPC pipelines. The complaint alleged that OTPC violated Ohio law due to its improper attempt to shut down the pipeline along Vrooman Road and requested the PUCO order OTPC to refrain from shutting off service to the residential and commercial customers along Vrooman Road. On March 10, 2015, the PUCO ordered OTCP to maintain the provision of service to the Vrooman Road customers during the pendency of the proceeding. The PUCO held a hearing on March 22, 2016. Initial post-hearing briefs and reply briefs are due in May 2016.

On or about March 12, 2015, OTPC filed a demand for arbitration, captioned “Orwell-Trumbull Pipeline Company, LLC v. Orwell Natural Gas Company,” Case No: 01-15-0002-9137, with the American Arbitration Association with respect to a dispute under the Natural Gas Transportation Service Agreement between it and Orwell and Brainard. OTCP claims Orwell is in breach of the exclusivity provisions in the Agreement. Orwell filed several counterclaims, including claims for breach of contract, fraud, and unjust enrichment. The parties are working with the arbitrator to schedule a hearing date and a discovery schedule; dates in November and December 2016 have been proposed. On March 31, 2015, Orwell filed a complaint on the same grounds with the PUCO captioned “Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC,” Case Number, 15-0637-GA-CSS, to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO held a hearing on November 3rd and 4th, 2015. The parties’ final briefs were filed on January 8, 2016, and are currently pending before the PUCO.

On March 28, 2016, GNR filed a complaint before the PUCO, Case No. 16-0663-GA-CSS, pursuant to a transportation service agreement between it and OTPC. The agreement was assigned to GNR when we acquired the assets of JDOG Marketing on June 1, 2013. The complaint alleges that OTPC breached the termination provisions of the agreement and violated Ohio law due to OTPC’s failure to file the agreement with the PUCO and its improper attempt to discontinue service under agreement. On March 30, 2016, the PUCO entered an order directing OTPC to maintain the provision of service to GNR during the pendency of this proceeding or until such time as the PUCO orders otherwise.

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

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

SEC Investigation

We received a letter from the Chicago Regional Office of the SEC dated March 3, 2015, stating that the staff of the SEC is conducting an investigation regarding (i) audits by the PUCO and Rehmann Corporate Investigative Services, (ii) the determination and calculation of the GCR, (iii) our financial statements and internal controls, and (iv) various entities affiliated with our former chairman and chief executive officer, Richard Osborne. On May 29, 2015, we received a subpoena regarding a formal investigation, case number C-08186-A. On March 15, 2016, we received a second subpoena regarding the same case. The SEC has requested we preserve all documents relating to these matters. We are complying with this request and intend to cooperate fully with the SEC.

Note 14 – Subsequent Events

Dividend

On April 27, 2016, we paid a dividend of $0.075 to shareholders of record as of April 15, 2016. There were 10,511,520 shares outstanding on April 15, which resulted in a dividend of $788 paid. This corresponds to an annual dividend rate of $0.30 per share, which is a reduction from our previous annual dividend rate of $0.54 per share.

NIL Funding Loan

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we make monthly interest payments to NIL Funding, based on an annual rate of 7.5% and the principal balance of the note is due upon maturity on November 15, 2016. The note and loan agreement are subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding may, at its option, require us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. NIL Funding is a related party of ours. See Note 11 – Related Party Transactions for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in thousands)

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

Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the SEC and our reports to shareholders, involve known and unknown risks and other factors that may cause our company's actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, (our “Annual Report”) filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

Executive Overview

We are a natural gas company, primarily operating local distribution companies in four states and serving approximately 68,300 customers in total as of March 31, 2016. Our natural gas utility subsidiaries are Bangor Gas Company (Maine), Brainard Gas Corp. (Ohio), Cut Bank Gas Company (Montana), Energy West Montana (Montana), Frontier Natural Gas (North Carolina), Northeast Ohio Natural Gas Corporation (Ohio) and Orwell Natural Gas Company (Ohio). Each of these entities is regulated in their respective states and operates under tariffs which allow them to collect revenue sufficient to recover their operating costs and earn a reasonable rate of return on their rate base. Approximately 92% and 95%, of our revenues for the three months ended March 31, 2016 and 2015, respectively, were derived from our natural gas utility operations.

Our operations also include the marketing and production of natural gas. Our marketing and production subsidiaries are EWR (Montana and Wyoming) and GNR (Ohio). Our marketing and production subsidiaries obtain gas from interstate pipelines, local producers, and from small production wells in which it owns an interest. This gas is then sold to regulated utilities, commercial and industrial customers that are the end users of the commodity. In 2015, our marketing and production subsidiaries marketed approximately 1.5 Bcf of natural gas in three states.

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

The following summarizes the critical events that impacted our results of operations during the three months ended March 31, 2016:

•	Revenue and gross margin in our natural gas operations decreased primarily due to warmer weather across our markets, as compared to the first quarter of 2015. The National Oceanic and Atmospheric Administration (“NOAA”) reported that this winter, which the NOAA defines as December through February, was the warmest winter on record for the contiguous United States.

•	Revenue was also impacted by the price of natural gas. The average price experienced during the first quarter of 2016 was approximately 30% lower than the average price during the first quarter of 2015.

•	Operating expenses decreased primarily as a result of a decrease in legal costs of $515.

Gas Prices and Revenues

Due to the price volatility of natural gas and our ability to pass our cost of gas on to our customers, we believe that revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in gas prices, our revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in sales volumes or gross margin. We consider gross margin to be a better measure of comparative performance than revenues. However, gas prices and revenues can impact our working capital requirements; see “Operating Cash Flow” below.

Results of operations

	Three Months Ended March 31,		Amount Change
($ in thousands)	2016	2015	Favorable (Unfavorable)

Revenue	$38,307	$53,733	$(15,426)
Cost of sales	23,562	36,076	12,514

Gross margin	14,745	17,657	(2,912)

Operating expenses
Distribution, general and administrative	5,927	6,587	660
Maintenance	264	327	63
Depreciation, amortization and accretion	1,957	1,890	(67)
Taxes other than income	1,080	1,003	(77)
Provision for doubtful accounts	20	52	32
Total operating expense	9,248	9,859	611

Operating income	5,497	7,798	(2,301)

Other income (loss), net	(402)	155	(557)
Interest expense	(753)	(869)	116
Income before income taxes	4,342	7,084	(2,742)
Income tax expense	(1,640)	(2,667)	1,027
Income from continuing operations	2,702	4,417	(1,715)

Discontinued operations, net of tax	(23)	437	(460)

Net income	$2,679	$4,854	$(2,175)

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report and our Annual Report. Results of operations for interim periods are not necessarily indicative of results to be attained for any future period.

Three Months Ended March 31, 2016, Compared with Three Months Ended March 31, 2015

Revenues — Revenues decreased by $15,426 to $38,307 for the three months ended March 31, 2016, compared to $53,733 for the same period in 2015. The decrease was primarily attributable to: (1) a decrease in natural gas revenue as a result of decreased sales volumes due to warmer weather in our markets, compared to the first quarter of 2015; (2) the price of natural gas during the first quarter of 2016 was approximately 30% lower than the average price experienced during the first quarter of 2015; and (3) a decrease of $984 as a result of the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015. These decreases were partially offset by an increase of $790 in the revenue from our marketing and production operations primarily as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenues were eliminated.

Gross margin — Gross margin decreased by $2,912 to $14,745 for the three months ended March 31, 2015 compared to $17,657 for the same period in 2015. Our natural gas operation’s margins decreased $2,946, due to decreased sales volumes as a result of warmer weather in our markets and as a decrease in margin of $376 related to the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015. Gross margin from our marketing and production operations increased by $34. Gross margin from our marketing operations increased by $100 as a result of new customer additions. Gross margin from our production operation decreased by $66, as a result of lower prices received for the volumes that we produced.

Operating expenses — Operating expenses, other than cost of sales, decreased by $611 to $9,248 for the three months ended March 31, 2016, compared to $9,859 for the same period in 2015, primarily as a result of a decrease in our legal costs of $515. Operating expenses in our corporate and other segment decreased by $776, primarily as a result of a decrease in legal costs related to corporate matters. Operating expenses from our natural gas operations increased by $177 related to the following: (1) distribution, general and administrative expenses increased by $90, which consisted primarily of increased personnel costs of $230, partially offset by decreased costs of $156 as a result of our disposal of Clarion Gas, Walker Gas and PGC during the fourth quarter of 2015; (2) taxes other than income increased by $76; and (3) depreciation and amortization expense increased by $74 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and the increase of other depreciable assets from capital expenditures during the last three quarters of 2015. Operating expenses in our marketing and production segment decreased by $12.

Other income (loss), net — Other income (loss), net decreased by $557 to a loss of $402 for the three months ended March 31, 2016, compared to income of $155 for the same period in 2015 primarily as a result of a loss of $531 on the disposal of an unused parcel of land in our natural gas operations segment.

Interest expense — The following table presents changes in our interest expense during the three months ended March 31, 2016 and 2015, respectively.

	Three months ended March 31,
	2016	2015	Change

Interest related to current borrowings	$127	$177	$(50)
Interest related to long-term notes payable	413	485	(72)
Interest related to capital leases	76	31	45
Amortization of debt issuance costs	101	148	(47)
Other	36	28	8
Total interest expense	$753	$869	$(116)

Income tax expense — Income tax expense decreased by $1,027 to $1,640 for the three months ended March 31, 2016, compared to $2,667 for the same period in 2015. The decrease is primarily due to a decrease in pre-tax income. Our effective tax rate was 38.1% for the three months ended March 31, 2016, compared to 37.6% for the three months ended March 31, 2015.

Income from continuing operations — Income for the three months ended March 31, 2016, was $2,702, or $0.26 per diluted share, compared to a net income of $4,417 or $0.42 per diluted share for the three months ended March 31, 2015. Net income from our natural gas operations decreased by $2,341 primarily as a result of decreases in our revenues and gross margin from gas operations, as discussed above. Net loss from our corporate and other segment decreased by $601 primarily due to decreased legal costs in 2016. Net income from our gas marketing and production operations increased by $25.

Discontinued operations, net of tax — Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Shoshone and Glacier pipeline assets (together, the “Pipeline Assets”). See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Our loss from discontinued operations for the three months ended March 31, 2016, was $(23) or $0.00 per diluted share, compared to income of $437 or $0.04 per diluted share for the three months ended March 31, 2015.

Net Income (Loss) by Segment

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended March 31,
($ in thousands)	2016	2015

Natural Gas Operations
Operating revenues	$35,064	$51,280
Gas purchased	20,622	33,892
Gross margin	14,442	17,388
Operating expenses	8,925	8,748
Operating income	5,517	8,640
Other income (expense)	(383)	206
Income before interest and taxes	5,134	8,846
Interest expense	(684)	(671)
Income before income taxes	4,450	8,175
Income tax expense	(1,678)	(3,062)

Net income	$2,772	$5,113

Operating Revenues

	Three Months Ended March 31,
($ in thousands)	2016	2015

Full Service Distribution Revenues
Residential	$16,444	$24,241
Commercial	13,706	22,689
Other	31	22
Total full service distribution	30,181	46,952

Transportation	4,787	4,040
Bucksport	96	288

Total operating revenues	$35,064	$51,280

Utility Throughput

	Three Months Ended March 31,
(in million cubic feet (MMcf))	2016	2015

Full service distribution
Residential	2,058	2,527
Commercial	1,550	2,059
Total full service	3,608	4,586

Transportation	3,182	3,306
Bucksport	50	128

Total volumes	6,840	8,020

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended		Percent Colder (Warmer)
		March 31,		2016 Compared to
	Normal	2016	2015	Normal	2015

Great Falls, MT	3,031	2,716	2,778	(10.39)%	(2.23)%
Bangor, ME	3,685	3,445	4,453	(6.51)%	(22.64)%
Elkin, NC	2,067	2,129	2,282	3.00%	(6.70)%
Ohio weighted average	2,908	2,599	3,451	(10.63)%	(24.69)%
Total weighted average	2,992	2,704	3,167	(9.63)%	(14.62)%

Three Months Ended March 31, 2016, Compared with Three Months Ended March 31, 2015

Revenues and Gross Margin

Revenues decreased by $16,216 to $35,064 for the three months ended March 31, 2016, compared to $51,280 for the same period in 2015. The declines in our revenues during the first quarter were primarily related to the unusually warm weather experienced across the United States during the period and lower natural gas prices experienced during the first quarter of 2016 as compared to the first quarter of 2015.

Gross margin decreased by $2,946 to $14,442 for the three months ended March 31, 2016, compared to $17,388 for the same period in 2015.

The following describes our revenues and gross margins by market:

1)	Revenue from our Maine market decreased by $8,419 as a result of lower sales volumes and lower natural gas prices. Volumes from transportation customers declined by 385 MMcf, primarily as a result of the loss of three transportation customers in the paper industry, which caused a decline in revenue of $517 as compared to the quarter ended March 31, 2015. The terms of our agreement with Bucksport were modified to consider the decrease in volumes of a power generation facility after the paper mill closure. Volumes from full service customers declined by 293 MMcf for the quarter ended March 31, 2016, as a result of warmer weather during the first quarter of 2016 as compared to 2015. Gross margins in our Maine market declined by $1,120, to $3,184 for the first quarter of 2016.

2)	Revenues from our Ohio market decreased $4,233, of which $3,930 was a decline in revenues from full service customers. Revenue from full service customers declined as a result of lower gas prices and warmer weather, which resulted in a decline in volumes sold of 439 MMcf during the first quarter of 2016, compared to the same period in 2015. Additionally, our Ohio market experienced a decline in revenue of $309 from the sales of Clarion Gas and Walker Gas during the fourth quarter of 2015. Gross margins in our Ohio market declined by $1,339, to $5,033 for the first quarter of 2016, of which $106 was attributable to Clarion Gas and Walker Gas.

3)	Revenue from our Montana market decreased $2,412 primarily caused by a decrease in gas prices compared to the first quarter of 2015, and due to warmer weather that led to less gas consumed in 2016. Gross margins in our Montana market declined by $112, to $3,124 for the first quarter of 2016.

4)	Revenue and gross margins decreased by $676 and $270, respectively, during the first quarter of 2016, compared to the same period in 2015, as a result of the sale of PGC during the fourth quarter of 2015.

5)	Revenue from our North Carolina market decreased $476 primarily caused by lower natural gas prices in the first quarter of 2016, compared to the same period in 2015. Additionally, our North Carolina utility experienced a volume decrease of 44 MMcf during the first quarter of 2016, compared to the same period in 2015, due to warmer weather that led to less gas consumed during 2016. Gross margins in our North Carolina market declined by $105, to $3,083 for the first quarter of 2016.

Gas purchases decreased by $13,270 to $20,622 for the three months ended March 31, 2016, compared to $33,892 for the same period in 2015. This decrease is primarily the result of lower volumes of gas sold across our markets as well as the result of lower prices paid for gas during the first quarter of 2016, as compared to 2015. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Earnings

The natural gas operations segment’s net income for the three months ended March 31, 2016, was $2,772 or $0.26 per diluted share, compared to earnings of $5,113, or $0.48 per diluted share for the three months ended March 31, 2015.

Operating expenses increased by $177 to $8,925 for the three months ended March 31, 2016, compared to $8,748 for the same period in 2015. Distribution, general and administrative expenses increased by $90, which consisted primarily of increased personnel costs of $230, partially offset by decreased costs of $156 as a result of our disposal of Clarion Gas, Walker Gas and PGC. Taxes other than income increased by $76 primarily due to a $45 increase in personnel related taxes and a $15 increase in personal property taxes. Depreciation and amortization expense increased by $74 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and the increase of other depreciable assets from capital expenditures during the last three quarters of 2015.

Other income decreased by $589 to expense of $383 for the three months ended March 31, 2016, compared to income of $206 for the same period in 2015 primarily as a result of a loss of $531 on the disposal of an unused parcel of land.

Income tax expense decreased by $1,384 to $1,678 for the three months ended March 31, 2016, compared to $3,062 for the same period in 2015 primarily due to the decrease in pre-tax income in 2016, as compared to the 2015 period.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended March 31,
($ in thousands)	2016	2015

Marketing and production operations
Operating revenues	$3,243	$2,453
Gas purchased	2,940	2,184
Gross margin	303	269
Operating expenses	220	232
Operating income	83	37
Interest expense	(34)	(31)
Income before income taxes	49	6
Income tax expense	(20)	(2)

Net income	$29	$4

Three Months Ended March 31, 2016, Compared with Three Months Ended March 31, 2015

Revenues and Gross Margin

Revenues from our marketing and production segment increased by $790 to $3,243 for the three months ended March 31, 2016, compared to $2,453 for the same period in 2015. Revenues from our EWR marketing operations increased as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenues were eliminated. Revenues from our GNR subsidiary decreased by $394, as compared to last year as a result of lower gas prices and sales volumes.

Gross margin increased by $34 to $303 for the three months ended March 31, 2016, compared to $269 for the same period in 2015. Gross margin from our marketing operations increased by $100 as a result of margin on new customer additions. Gross margin from our production operation decreased by $66 as a result of lower prices received for the volumes that we produced.

Earnings

The marketing and production segment’s income for the three months ended March 31, 2016, was $29, compared to income of $4, for the three months ended March 31, 2015.

Operating expenses decreased by $12 to $220 for the three months ended March 31, 2016, compared to $232 for the same period in 2015. Operating expenses decreased as a result of decreased distribution, general and administrative costs, despite an unfavorable adjustment to our contingent consideration liability of $24.

Income tax expense increased by $18 to $20 for the three months ended March 31, 2016, compared to $2 for the same period in 2015 as a result of the increase in pre-tax income in 2016, as compared to the 2015 period.

CORPORATE AND OTHER OPERATIONS

Our corporate and other reporting segment includes the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with our holding company functions. It also includes the results of our insurance business. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended March 31,
($ in thousands)	2016	2015

Corporate and other
Operating revenues	$-	$-
Gas purchased	-	-
Gross margin	-	-
Operating expenses	103	879
Operating loss	(103)	(879)
Other expense	(19)	(51)
Loss before interest and taxes	(122)	(930)
Interest expense	(35)	(167)
Loss before income taxes	(157)	(1,097)
Income tax benefit	58	397
Loss from continuing operations	(99)	(700)
Discontinued operations, net of tax	(23)	437

Net loss	$(122)	$(263)

Three Months Ended March 31, 2016, Compared with Three Months Ended March 31, 2015

Results of our corporate and other segment for the three months ended March 31, 2016, include administrative costs of $103, corporate expenses of $19, interest expense of $35, offset by an income tax benefit of $58, for a net loss from continuing operations of $99. Included in administrative costs is expense related to director stock compensation awards of $29.

Results of our corporate and other segment for the three months ended March 31, 2015, include administrative costs of $879, corporate expenses of $51, interest expense of $167, offset by an income tax benefit of $397, for a net loss from continuing operations of $700. Included in administrative costs is expense related to director stock compensation awards of $120.

Loss from discontinued operations

Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Shoshone and Glacier pipeline assets (together, the “Pipeline Assets”). See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Net income from discontinued operations decreased by $460 to a loss of $23 for the three months ended March 31, 2016, as compared to income of $437 for the same period in 2015, because the disposal of our discontinued operations was completed during 2015.

Sources and Uses of Cash

Operating activities provide our primary source of cash. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Cash provided by discontinued operations is presented separately from cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. The disposition of EWW and the Pipeline Assets is not expected to have a material negative impact on our liquidity.

Our ability to maintain liquidity depends upon our line of credit with Bank of America. We periodically repay our short-term borrowings under the revolving line of credit by using cash from operations and the net proceeds from the sale of long-term debt and equity securities.

Cash, excluding restricted cash, increased to $3,983 at March 31, 2016, compared to $2,728 at December 31, 2015.

	Three Months Ended March 31,
	2016	2015

Cash flows from continuing operations
Cash provided by operating activities	$9,372	$7,868
Cash used in investing activities	(2,188)	(2,370)
Cash used in financing activities	(5,907)	(5,994)
Increase (decrease) in cash	$1,277	$(496)

Cash flows from discontinued operations
Cash provided by operating activities	$(22)	$1,813
Cash used in investing activities	-	(181)
Increase (decrease) in cash	$(22)	$1,632

Operating Cash Flow

For the three months ended March 31, 2016, cash provided by operating activities increased by $1,504 as compared to the three months ended March 31, 2015, primarily because we experienced lower working capital requirements as a result of warmer weather and lower prices for natural gas. This caused a $3,026 decline in accounts receivable growth during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Additionally, we experienced a decrease in cash inflows from inventory of $2,072 during the three months ended March 31, 2016, compared to the same period of 2015, as a result of slower inventory turns during the three months ended March 31, 2016, compared to the period ended March 31, 2015.

Investing Cash Flow

For the three months ended March 31, 2016, cash used in investing activities decreased by $182 as compared to the three months ended March 31, 2015, which is primarily attributable to a decrease of $183 in cash paid for capital expenditures.

Capital Expenditures

Our capital expenditures totaled $2,310 and $2,493 for the three months ended March 31, 2016 and 2015, respectively. The majority of our capital spending is focused on the growth of our natural gas operations segment. During the three months ended March 31, 2016 and 2015, capital expenditures included $528 and $127 related to our new ERP system that were not financed under a lease agreement. We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those areas.

Financing Cash Flow

Cash used in financing activities for the three months ended March 31, 2016 and 2015, was $5,907 and $5,994, respectively. Major items affecting financing cash flows for the three months ended March 31, 2016, compared to the same period of the prior year include: a net increase of $5,420 in proceeds from our line of credit, a net increase in repayments of notes payable of $6,497, and an increase of $249 in payments of capital lease obligations.

Historically, to the extent that cash flows from operating activities are not sufficient to fund our expenditure requirements, including costs of gas purchased and capital expenditures, we have used our revolving line of credit. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Generally, our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. Our ability to maintain liquidity depends upon our revolving line of credit with Bank of America, which had a balance of $17,150 and $15,750 at March 31, 2016 and December 31, 2015 and 2014, respectively. Additionally, at December 31, 2015, we had a short-term note payable with a principal balance of $2,000 with NIL Funding. The weighted average interest rate on our outstanding short term borrowings during the three months ended March 31, 2016 and 2015, was 2.63% and 2.55%, respectively, and the weighted average interest rate on our current borrowings outstanding as of March 31, 2016 and December 31, 2015, was 2.35% and 2.71%, respectively. Long-term debt was $34,850 and $39,439, net of debt issuance costs of $238 and $282 at March 31, 2016 and December 31, 2015, respectively, including the amounts due within one year.

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

Bank of America Credit Agreement and Line of Credit

Our Energy West subsidiary has a credit facility with the Bank of America (“Credit Facility”) that provides for a revolving line of credit with a maximum borrowing capacity of $30,000, due April 1, 2017. This revolving line of credit includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices - a base rate, which is defined as a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or LIBOR plus 175 to 225 basis points. At March 31, 2016, we had $1,400 of base rate borrowings outstanding at an annual interest rate of 4.25%. At December 31, 2015, we did not have any base rate borrowings.

Total borrowings under the revolving line of credit were $17,150 and $15,750, and bore interest at a weighted average outstanding rate of 2.35% and 2.17%, at March 31, 2016 and December 31, 2015, respectively. After considering outstanding letters of credit of $166, a total of $12,684 was available to us for loans and letters of credit under the revolving line of credit as of March 31, 2016.

In addition, Energy West has a $10,000 term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). The Term Loan portion of the Credit Facility bears interest at a rate of LIBOR plus 175 to 225 basis points and contains an interest rate swap provision that allows for the interest rate to be fixed in the future, but we have not exercised that provision. The Term Loan amortizes at a rate of $125 per quarter. At March 31, 2016 and December 31, 2015, the Term Loan bore interest at 2.18% and 2.17%, and had a balance of $8,250 and $8,375, respectively.

The Bank of America revolving line of credit and Term Loan contain various covenants, which include limitations on total dividends and distributions, limitations on investments in other entities, maintenance of certain debt-to-capital and interest coverage ratios, and restrictions on certain indebtedness as outlined below.

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

NIL Funding

On October 23, 2015, we entered into a loan agreement and promissory note for $3,000 with NIL Funding. Pursuant to the note and loan agreement, NIL Funding made a loan to us that bore an annual interest rate of 6.95%, and had a maturity date of April 20, 2016. On March 14, 2016, the NIL Funding credit facility was paid off and extinguished. As of December 31, 2015, the NIL Funding loan had an outstanding balance of $2,000.

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we make monthly interest payments to NIL Funding, based on an annual rate of 7.5% and the principal balance of the note is due upon maturity on November 15, 2016. The note and loan agreement are subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding may, at its option, require us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. NIL Funding is a related party of ours. See Note 11 – Related Party Transactions for further details.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000 aggregate principal amount of its 6.16% Senior Unsecured Notes with Allstate/CUNA, due June 29, 2017. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay $4,500 of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016, plus a prepayment penalty of $310 that was recognized in discontinued operations, net of tax during the fourth quarter of 2015. During the first quarter we adjusted our estimate of the prepayment penalty by $29, which was recognized within discontinued operations, net of tax in the accompanying Condensed Consolidated Income Statement. See Note 2 – Discontinued Operations in the Notes to the Consolidated Financial Statements in this Quarterly Report for more information regarding our discontinued operations.

The Senior Unsecured Notes contain various covenants, which include limitations on Energy West’s total dividends and distributions, restrictions on certain indebtedness as outlined below, maintenance of certain interest coverage ratios, and limitations on asset sales as outlined below.

The notes limit Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 100% of aggregate consolidated net income for such period.

The notes restrict Energy West from incurring additional senior indebtedness in excess of 65% of capitalization at any time.

The notes also require Energy West to maintain an interest coverage ratio of more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years.

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

Sun Life Assurance Company of Canada

On May 2, 2011, we and our Ohio subsidiaries, NEO, Orwell and Brainard, issued a $15,334, 5.38% Senior Secured Guaranteed Fixed Rate Note due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued a $3,000, Senior Secured Guaranteed Floating Rate Note that was repaid on May 3, 2014. Payments for these notes prior to maturity are interest-only.

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

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note (“Senior Note”) in the amount of $2,990. The Senior Note was placed pursuant to a third amendment to the original note purchase agreement dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains, Lightning Pipeline, Gas Natural and Sun Life. The Senior Note has an interest rate of 4.15%, compounded semi-annually, and matures on June 1, 2017. The Senior Note is a joint obligation of the Ohio subsidiaries and is guaranteed by our non-regulated Ohio subsidiaries.

The Sun Life covenants restrict certain cash balances and requires a debt service reserve account to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve accounts was $948 at March 31, 2016 and December 31, 2015, and is included in restricted cash on our Condensed Consolidated Balance Sheets. The debt service reserve account cannot be used for operating cash needs.

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

Ring Fencing Restrictions

In addition to the financial covenants under our credit facilities, the ring fencing provisions required by our regulatory commissions impose additional limitations on our liquidity. Specifically, usage of the Bank of America line of credit is regulated by ring fencing provisions from the MPSC, MPUC and NCUC. One of the ring fencing provisions issued by the MPSC requires that of the $30,000 line of credit available, $11,200 must be used or available to be used exclusively by Energy West Montana. The remaining $18,800 balance of the line of credit is available for use by Energy West and its other Montana, North Carolina and Maine subsidiaries. Energy West and Energy West Montana are required to provide monthly financial reports to the MPSC. We continue to monitor our compliance under these ring fencing provisions on a monthly basis. As of March 31, 2016, we had available $5,293 to be drawn on the Bank of America line of credit after giving effect to the $11,200 allocation to Energy West Montana.

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

Ring fencing provisions also subject us to certain restrictions on our capital structure. The MPSC requires Energy West to maintain a debt to equity ratio of no more than 52%. We believe we are in compliance with all ring fencing provisions.

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

Item 3.   Quantitative And Qualitative Disclosure About Market Risk

There have been no material changes in market risk at March 31, 2016, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.   Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

(amounts in thousands)

From time to time, we are involved in lawsuits and other legal proceedings that have arisen in the ordinary course of business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome to these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations.

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

The consolidated action contains claims against various of our current or former directors or officers alleging, among other things, violations of federal securities laws, breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising primarily out of our acquisition of the Ohio utilities, services provided by JDOG Marketing and the acquisition of JDOG Marketing, and the sale of our common stock by Richard Osborne, our former chairman and chief executive officer, and Thomas J. Smith, our former chief financial officer. The suit, in which we are named as a nominal defendant, seeks the recovery of unspecified damages allegedly sustained by us, corporate reforms, disgorgement, restitution, the recovery of plaintiffs’ attorney’s fees and other relief.

We, along with the other defendants, filed a motion to dismiss the consolidated action in its entirety on May 8, 2014. The motion to dismiss was based on, among other things, the failure of the plaintiffs to make a demand on our board of directors to address the alleged wrongdoing prior to filing their lawsuits and the failure to state viable claims against various individual defendants. Richard Osborne, individually, is now represented by counsel independent of all other defendants in the case and submitted a filing in support of the motion to dismiss on his own behalf.

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

On June 13, 2014, Richard Osborne, our former chairman and chief executive officer, filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 which was filed in the Court of Common Pleas in Lake County, Ohio. In this lawsuit, Mr. Osborne sought an order requiring us to provide him with “the minutes and any corporate resolutions for the past five years.” We had provided Mr. Osborne with all the board minutes he requested that had been approved by the board. On October 29, 2014, Mr. Osborne filed an amended complaint in this matter demanding minutes of the committees of the board of directors and additional board minutes which he claimed he was entitled to receive. On November 17, 2014, the defendants moved to dismiss Mr. Osborne’s amended complaint for failure to state a claim upon which relief can be granted, and for summary judgment. On February 11, 2015, the Court granted defendants’ motion, dismissing the case except for one allegation in one paragraph of Mr. Osborne’s amended complaint: that we failed to produce minutes of any board meeting that occurred between June 1, 2014 and June 13, 2014 (there were none). The Court held in abeyance its ruling on this issue, to give Mr. Osborne 30 days to conduct discovery limited to determining whether any board meetings occurred during that two-week period. On February 13, 2015, Mr. Osborne voluntarily dismissed his Complaint, without prejudice. On April 28, 2015, Mr. Osborne refiled this lawsuit in a different court, the Cuyahoga County Court of Common Pleas, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al.,” Case No. 15CV844836. Mr. Osborne is again seeking the board minutes at issue in the previously dismissed lawsuit and minutes that have been prepared subsequently. We believe the lawsuit, like its prior iteration, is wholly without merit and will vigorously contest it. In addition, we have filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. If successful, Mr. Osborne will only be able to initiate new litigation against us after receiving permission from the court in which the case would be pending. This case has been stayed, pending the results of Case No. 14CV1512, described below, which is currently pending in the Court of Common Pleas in Lake County, Ohio.

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

Mr. Osborne dismissed the above lawsuit on July 15, 2014, without prejudice, as the parties started to engage in settlement negotiations in an attempt to resolve the dispute. After settlement negotiations broke down, Mr. Osborne refiled the lawsuit on July 28, 2014, Case No. 14CV1512, against us and our board members. In the re-filed lawsuit, among other things, Mr. Osborne (1) demands payment of an earn-out amount associated with our purchase of assets from John D. Marketing, (2) alleges that the board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) seeks to enforce a July 15, 2014 term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1,000, and (4) seeks to invalidate the results of the July 30, 2014, shareholder meeting and asks the court to order us to hold a new meeting at a later date. Mr. Osborne is also seeking compensatory and punitive damages. The parties have each filed motions for summary judgment which are awaiting the ruling of the court. On March 31, 2016, we filed a motion for leave to file an amended answer, to add affirmative defenses of breach of representations and warranties contained in the agreement pursuant to which we purchased the assets of John D. Marketing, and to add a counterclaim for rescission of that same agreement. We believe that Mr. Osborne’s claims in this lawsuit are wholly without merit and will vigorously defend this case on all grounds.

8500 Station Street filed a complaint against OsAir Inc. (“OsAir”) on October 2, 2014, captioned “8500 Station Street LLC v. OsAir Inc., et al.,” in the Mentor Municipal Court, Case No. CVG1400880, for forcible entry and detainer for past-due rent and other damages relating to the premises located at 8500 Station Street, Suite 113, Mentor, Ohio. Mr. Osborne owns and controls OsAir. At a hearing held on October 31, 2014, in the Mentor Municipal Court, the court granted 8500 Station Street restitution of the property. The suit was subsequently transferred from the Mentor Municipal Court to the Court of Common Pleas in Lake County, Ohio, Case No. 14CV002124, in November 2014 because OsAir’s counterclaim pled damages in excess of the Municipal Court’s jurisdiction. On January 23, 2015, the court granted 8500 Station Street’s motion for leave to file an amended complaint. On September 11, 2015, 8500 Station Street filed a motion for summary judgment, which was granted, in part, on March 1, 2016, in favor of 8500 Station Street as to its claim that OsAir breached the lease. The motion remains pending as to the damages claims. 8500 Station Street is claiming damages of approximately $82 in unpaid rent and physical damage to the premises as a result of fixtures removed by OsAir in vacating the premises. A hearing is scheduled to begin May 9, 2016, as to the issue of damages.

On March 12, 2015, Cobra Pipeline Co., Ltd (“Cobra”) filed a lawsuit against us in the United States District Court for the Northern District of Ohio captioned “Cobra Pipeline Co., Ltd. v. Gas Natural Inc., et al.,” Case No. 1:15-CV-00481. Mr. Osborne owns and controls Cobra. Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via global positioning system monitoring. Cobra alleged that we and other defendants accessed and intercepted vehicle tracking data, after we knew or should have known that our authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. On September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, 2015, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals. That appeal remains pending.

On October 29, 2015, Orwell filed a lawsuit against Richard Osborne in the Lake County Court of Common Pleas, captioned “Orwell National Gas Company vs. Osborne Sr., Richard M.,” Case No. 15CV001877. The complaint alleges that Mr. Osborne, while the chairman, president and chief executive officer of Orwell, Great Plains Exploration, Inc., John D. Oil & Gas Company, and GNSC fraudulently presented demands for payment to GNSC and Orwell, claiming that payments were due for natural gas purchased from Great Plains and John D. Oil & Gas Company from January 2012 through September 2013. Mr. Osborne ultimately obtained two checks from Orwell in the total amount of $202. Orwell’s complaint states a claim of theft and seeks liquidated damages in the amount of these checks. Mr. Osborne filed his answer to the complaint on March 10, 2016, and this matter is currently pending before the Lake County Court.

Orwell filed a complaint and motion for preliminary injunction against Ohio Rural Natural Gas Co-Op (“Ohio Rural”) and Mr. Osborne, captioned “Orwell Natural Gas Company v. Ohio Rural Natural Gas Co-Op, et al.,” filed November 30, 2015 in the Lake County Court of Common Pleas, Case No. 15CV002063, alleging that Ohio Rural and Mr. Osborne acted in concert to convert, for the use of their own supply, natural gas supply lines owned and operated by Orwell. The complaint alleges that on November 20, 2015, Ohio Rural and Mr. Osborne tampered with and severed gas lines owned by Orwell on Tin Man Road in Mentor, Ohio, terminated its service to approximately 50 independently owned businesses, and converted it for their own personal use. The complaint states claims for conversion, unjust enrichment and civil remedy against criminal act, and seeks compensatory and liquidated damages. On December 23, 2015, Ohio Rural filed a motion to dismiss on the basis that the court lacked jurisdiction over the subject matter of the suit. The court granted the motion on this basis and dismissed the complaint on March 10, 2016. Also on November 30, 2015, Orwell filed a case with the PUCO on the same grounds, captioned “In the Matter of Orwell Natural Gas Company, Brainard Gas Corporation and Northeast Ohio Natural Gas Corporations’ Request for Injunctive Relief,” Case No. 15-2015-GA-UNC, given the PUCO’s jurisdiction regarding pipeline safety issues. We are in the process of amending our pleadings in this case to reflect the March 10, 2016, dismissal in the companion case described above.

In addition to the foregoing, we are involved in other proceedings before the PUCO involving entities owned or controlled by Mr. Osborne, our former chairman, president, and chief executive officer.

On March 9, 2015, Orwell filed a complaint with the PUCO, captioned “Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company, LLC,” Case Number 15-0475-GA-CSS. Orwell’s complaint alleged that on March 5, 2015, an Orwell Trumbull Pipeline Company, LLC (“OTPC”) employee notified Orwell that a pipeline owned by OTPC along Vrooman Road in Lake County, Ohio would be shut down completely for an alleged need to conduct maintenance or move OTPC pipelines. The complaint alleged that OTPC violated Ohio law due to its improper attempt to shut down the pipeline along Vrooman Road and requested the PUCO order OTPC to refrain from shutting off service to the residential and commercial customers along Vrooman Road. On March 10, 2015, the PUCO ordered OTCP to maintain the provision of service to the Vrooman Road customers during the pendency of the proceeding. The PUCO held a hearing on March 22, 2016. Initial post-hearing briefs and reply briefs are due in May 2016.

On or about March 12, 2015, OTPC filed a demand for arbitration, captioned “Orwell-Trumbull Pipeline Company, LLC v. Orwell Natural Gas Company,” Case No: 01-15-0002-9137, with the American Arbitration Association with respect to a dispute under the Natural Gas Transportation Service Agreement between it and Orwell and Brainard. OTCP claims Orwell is in breach of the exclusivity provisions in the Agreement. Orwell filed several counterclaims, including claims for breach of contract, fraud, and unjust enrichment. The parties are working with the arbitrator to schedule a hearing date and a discovery schedule; dates in November and December 2016 have been proposed. On March 31, 2015, Orwell filed a complaint on the same grounds with the PUCO captioned “Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC,” Case Number, 15-0637-GA-CSS, to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO held a hearing on November 3rd and 4th, 2015. The parties’ final briefs were filed on January 8, 2016, and are currently pending before the PUCO.

On March 28, 2016, GNR filed a complaint before the PUCO, Case No. 16-0663-GA-CSS, pursuant to a transportation service agreement between it and OTPC. The agreement was assigned to GNR when we acquired the assets of JDOG Marketing on June 1, 2013. The complaint alleges that Orwell-Trumbull breached the termination provisions of the agreement and violated Ohio law due to OTPC’s failure to file the agreement with the PUCO and its improper attempt to discontinue service under agreement. On March 30, 2016, the PUCO entered an order directing OTPC to maintain the provision of service to GNR during the pendency of this proceeding or until such time as the PUCO orders otherwise.

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

Item 5. Other Information

SEC Investigation

We received a letter from the Chicago Regional Office of the SEC dated March 3, 2015, stating that the staff of the SEC is conducting an investigation regarding (i) audits by the PUCO and Rehmann Corporate Investigative Services, (ii) the determination and calculation of the GCR, (iii) our financial statements and internal controls, and (iv) various entities affiliated with our former chairman and chief executive officer, Richard Osborne. On May 29, 2015, we received a subpoena regarding a formal investigation, case number C-08186-A. On March 15, 2016, we received a second subpoena regarding the same case. The SEC has requested we preserve all documents relating to these matters. We are complying with this request and intend to cooperate fully with the SEC.

Item 6.   Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gas Natural Inc.

May 9, 2016	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(principal financial officer)