Form 10-Q
period 2016-06-30
Gas Natural Inc.
filed 2016-08-09
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Registrant’s telephone number, including area code: (844) 488-0530

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2016 was 10,515,834 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of June 30, 2016.

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

EWM. Energy West Montana, Inc.

Energy West. Energy West, Incorporated.

ERP. Enterprise Resource Planning.

EWD. Energy West Development, Inc.

EWR. Energy West Resources, Inc.

EWW. Energy West Wyoming, Inc.

Exchange Act. The Securities Exchange Act of 1934, as amended.

FASB. Financial Accounting Standards Board.

Frontier Gas. Frontier Natural Gas, LLC.

Gas Natural. Gas Natural Inc.

GCR. Gas cost recovery.

GNR. Gas Natural Resources, LLC.

GNSC. Gas Natural Service Company, LLC.

Great Plains. Great Plains Natural Gas Company.

Independence. Independence Oil, LLC.

JDOG Marketing. John D. Oil and Gas Marketing Company, LLC.

Kidron. Kidron Pipeline, LLC

LIBOR. London Interbank Offered Rate.

Lightning Pipeline. Lightning Pipeline Company, Inc.

Lone Wolfe. Lone Wolfe Insurance, LLC.

MMcf. One million cubic feet, used in reference to natural gas.

MPSC. The Montana Public Service Commission.

MPUC. The Maine Public Utilities Commission.

NCUC. The North Carolina Utilities Commission.

NEO. Northeast Ohio Natural Gas Corp.

Notes. Senior unsecured notes payable to Allstate/CUNA

NYSE MKT. NYSE MKT LLC.

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

Walker Gas. Walker Gas & Oil Company, Inc.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

( in thousands)

	June 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,156	$2,728
Accounts receivable, less allowance for doubtful accounts of $656 and $506, respectively	6,932	10,635
Accounts receivable due from related parties	74	188
Unbilled gas	1,477	6,995
Inventory
Natural gas	2,509	4,063
Materials and supplies	2,425	2,271
Regulatory assets, current	2,356	2,469
Other current assets	2,258	2,174
Total current assets	26,187	31,523

PROPERTY, PLANT, & EQUIPMENT, NET	140,540	142,416

OTHER ASSETS
Regulatory assets, non-current	1,277	1,523
Goodwill	15,872	15,872
Customer relationships, net of amortization	2,473	2,625
Restricted cash	1,448	1,898
Other non-current assets	1,873	1,530
Total other assets	22,943	23,448
TOTAL ASSETS	$189,670	$197,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2016	2015

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Line of credit	$15,050	$15,750
Accounts payable	5,051	8,784
Accounts payable to related parties	1	192
Notes payable, current portion	34,761	5,012
Note payable to related party	3,940	1,980
Accrued liabilities	4,604	5,667
Accrued liabilities payable to related party	2,988	170
Regulatory liability, current	447	487
Build-to-suit liability	-	2,041
Other current liabilities	6,637	5,379
Total current liabilities	73,479	45,462

LONG-TERM LIABILITIES
Deferred tax liability	12,234	12,295
Regulatory liability, non-current	1,333	1,251
Capital lease liability, non-current	4,720	5,177
Other long-term liabilities	2,893	3,286
Total long-term liabilities	21,180	22,009

NOTES PAYABLE, less current portion	6	34,427

COMMITMENTS AND CONTINGENCIES (see Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value; Authorized: 30,000,000 shares; Issued and outstanding: 10,511,520 and 10,504,734 shares as of June 30, 2016, and December 31, 2015, respectively	1,577	1,575
Capital in excess of par value	64,054	63,985
Retained earnings	29,374	29,929
Total stockholders’ equity	95,005	95,489
TOTAL CAPITALIZATION	95,011	129,916
TOTAL LIABILITIES AND CAPITALIZATION	$189,670	$197,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Natural gas operations	$14,606	$14,768	$49,670	$66,048
Marketing & production	2,427	1,278	5,670	3,731
Total revenues	17,033	16,046	55,340	69,779

COST OF SALES
Natural gas purchased	6,569	7,504	27,191	41,396
Marketing & production	2,031	1,060	4,971	3,244
Total cost of sales	8,600	8,564	32,162	44,640

GROSS MARGIN	8,433	7,482	23,178	25,139

OPERATING EXPENSES
Distribution, general, and administrative	7,169	5,946	13,096	12,533
Maintenance	240	288	504	615
Depreciation, amortization and accretion	2,010	1,668	3,967	3,558
Taxes other than income	938	1,005	2,018	2,008
Provision for doubtful accounts	57	47	77	99
Total operating expenses	10,414	8,954	19,662	18,813

OPERATING INCOME (LOSS)	(1,981)	(1,472)	3,516	6,326

Other income (loss), net	138	(367)	(264)	(212)
Interest expense	(762)	(886)	(1,515)	(1,755)
Income before income taxes	(2,605)	(2,725)	1,737	4,359

Income tax (benefit) expense	(934)	(1,012)	706	1,655

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,671)	(1,713)	1,031	2,704

Discontinued operations, net of tax	14	213	(9)	650

NET INCOME (LOSS)	$(1,657)	$(1,500)	$1,022	$3,354

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.16)	$(0.16)	$0.10	$0.26
Discontinued operations	-	0.02	-	0.06
Net income (loss) per share	$(0.16)	$(0.14)	$0.10	$0.32

Dividends declared per common share	$0.075	$-	$0.150	$0.135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,022	$3,354
Less income (loss) from discontinued operations	(9)	650
Income from continuing operations	1,031	2,704
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,967	3,537
Accretion	-	21
Amortization of debt issuance costs	206	353
Provision for doubtful accounts	77	99
Amortization of deferred loss on sale-leaseback	451	-
Stock based compensation	70	98
Loss on sale of assets	529	358
Unrealized holding gain on contingent consideration	(672)	-
Change in fair value of derivative financial instruments	(168)	(135)
Investment tax credit	(11)	(11)
Deferred income taxes	702	2,038
Changes in assets and liabilities
Accounts receivable, including related parties	3,741	6,066
Unbilled gas	5,518	5,913
Natural gas inventory	1,555	1,799
Accounts payable, including related parties	(4,252)	(8,378)
Regulatory assets & liabilities	72	(1,038)
Prepayments and other	(62)	(35)
Other assets	848	(497)
Other liabilities	1,074	(1,464)
Net cash provided by operating activities	14,676	11,428

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,130)	(4,973)
Proceeds from sale of fixed assets	2	50
Proceeds from note receivable	-	55
Customer advances for construction	67	31
Contributions in aid of construction	708	195
Net cash used in investing activities	(3,353)	(4,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	5,800	13,500
Repayments of lines of credit	(6,500)	(23,561)
Repayments of notes payable	(6,760)	(272)
Proceeds from notes payable, including related parties	4,000	5,000
Repayment of capital lease obligations	(1,470)	(991)
Debt issuance costs paid	(168)	(151)
Dividends paid	(788)	(1,416)
Net cash used in financing activities	(5,886)	(7,891)

DISCONTINUED OPERATIONS
Operating cash flows	(9)	2,245
Investing cash flows	-	(398)
Net cash provided by (used in) discontinued operations	(9)	1,847

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,428	742
Cash and cash equivalents, beginning of period	2,728	1,586

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,156	$2,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,731	$1,461
Cash received from income tax refunds, net	(163)	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Restricted cash released from customer deposit	$450	$-
Assets acquired under build-to-suit agreement	516	2,241
Capital expenditures included in accounts payable	427	270
Capitalized interest	139	191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Energy West was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009. On July 9, 2010, we changed our name to Gas Natural Inc. (the “Company,” “we,” “us,” or “our”) and reincorporated in Ohio. We are a natural gas company with operations in four states. Gas Natural is the parent company of Brainard, Energy West, GNR, Great Plains, Lightning Pipeline and Lone Wolfe. Brainard is a natural gas utility company with operations in Ohio. Energy West is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, and North Carolina as well as non-regulated operations in Maine and Montana. GNR is a natural gas marketing company that markets gas in Ohio. Great Plains is the parent company of NEO, a regulated natural gas distribution company with operations in Ohio. NEO is the parent company of Kidron, a small natural gas well company in Ohio. Lightning Pipeline is the parent company of Orwell, a regulated natural gas distribution company with operations in Ohio, and Spelman, a natural gas pipeline company in Ohio. Lone Wolfe serves as an insurance agent for us and other businesses in the energy industry. We have three operating and reporting segments:

•	Natural Gas. Representing the majority of our revenue, we annually distribute approximately 21 Bcf of natural gas through regulated utilities operating in Maine, Montana, North Carolina and Ohio. Our natural gas utility subsidiaries include Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas (Montana), EWM (Montana), Frontier Gas (North Carolina), NEO (Ohio) and Orwell (Ohio). As of June 30, 2016, we served approximately 68,200 customers.

•	Marketing and Production. Annually, we market approximately 1.5 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming and Ohio through our EWR and GNR subsidiaries. Our EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns or manages for EWD, an average 55% gross working interest (average 46% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Corporate and Other. Corporate and other encompasses the results of our equity transactions and discontinued operations. Included in corporate and other are costs associated with business development and acquisitions, dividend income, recognized gains or losses from the sale of marketable securities, and the results of our discontinued operations from the sales of EWW, the Shoshone and Glacier pipelines, and Independence.

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

Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. A majority of our revenues are derived from natural gas utility operations, making revenue seasonal in nature. Therefore, the largest portion of our operating revenue is generated during the colder months of the year when our sales volumes increase considerably. Reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).

There have been no material changes in our significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in our Annual Report.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of this newly issued guidance to our consolidated financial statements.

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

Note 2 – Discontinued Operations

The following table reconciles the carrying amounts of the major line items constituting the pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations that are presented on our Condensed Consolidated Statements of Operations.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
EWW/Pipeline Assets
Revenues	$-	$1,425	$-	$4,609
Cost of sales	-	(600)	-	(2,534)
Distribution, general & administrative	-	(385)	-	(780)
Maintenance	-	(32)	-	(81)
Taxes other than income	-	(75)	-	(169)
Other income	20	4	20	7
Interest expense	-	-	(29)	-
Pretax income (loss) from discontinued operations	20	337	(9)	1,052
Income tax expense (benefit)	6	123	(5)	384
Income (loss) from discontinued operations of EWW/Pipeline Assets	$14	$214	$(4)	$668
Independence
Loss from discontinued operations of Independence	-	(1)	(5)	(18)
Discontinued operations, net of income tax	$14	$213	$(9)	$650

EWW and the Glacier and Shoshone Pipelines

On October 10, 2014, we executed a stock purchase agreement for the sale of all of the stock of our wholly-owned subsidiary, EWW, to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in our natural gas operations segment. In conjunction with this sale, our EWD subsidiary entered into an asset purchase agreement for the sale of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. The Pipeline Assets have historically comprised the entirety of our pipeline segment. As a result of EWW and the Pipeline Assets’ classification as discontinued operations, their results have been included in our corporate and other segment for all periods presented. On July 1, 2015, we completed a sale of all of the stock of our wholly-owned subsidiary, EWW, to Cheyenne and we received proceeds, net of costs to sell, of $14,223 for the sale of EWW and $1,185 for the sale of the Pipeline Assets. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay $4,500 of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016, plus a prepayment penalty of $310 that was recognized in discontinued operations, net of tax during the fourth quarter of 2015. During the first quarter of 2016 we adjusted our estimate of the prepayment penalty by $29, which was recognized within discontinued operations, net of tax in the accompanying Condensed Consolidated Statement of Operations. See Note 7 – Credit Facilities and Long-Term Debt for more information regarding our debt agreements.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 3 – Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations	$(1,671)	$(1,713)	$1,031	$2,704
Income (loss) from discontinued operations	14	213	(9)	650
Net income (loss)	$(1,657)	$(1,500)	$1,022	$3,354

Denominator:
Basic weighted average common shares outstanding	10,508,187	10,487,610	10,505,865	10,487,561
Dilutive effect of restricted stock awards	-	-	1,232	1,320
Diluted weighted average common shares outstanding	10,508,187	10,487,610	10,507,097	10,488,881

Basic & diluted earnings (loss) per share of common stock:
Continuing operations	$(0.16)	$(0.16)	$0.10	$0.26
Discontinued operations	-	0.02	-	0.06
Net income (loss)	$(0.16)	$(0.14)	$0.10	$0.32

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. There were no shares or share equivalents that would have been anti-dilutive and therefore excluded in the calculation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015. Unvested restricted stock awards are treated as participating securities because they participate equally in dividends and earnings with other common shares.

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

We categorize our fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2016

	Level 1	Level 2	Level 3	Total

ASSETS:
Commodity swap contracts	$-	$114	$-	$114

	December 31, 2015

	Level 1	Level 2	Level 3	Total

LIABILITIES:
Commodity swap contracts	$-	$54	$-	$54

Contingent consideration	$-	$-	$672	$672

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

We recorded a liability for an earn-out payment for the year ended December 31, 2013. We did not believe an earn-out payment was due to JDOG Marketing as a result of payments made by the Ohio utilities to JDOG Marketing during 2013 that were disallowed by the PUCO. Richard Osborne, our former chairman and chief executive officer, believed that JDOG Marketing was entitled to the earn-out. Richard Osborne and JDOG Marketing filed a suit against us for the earn-out payment for 2013. During the second quarter of 2016, we recorded a gain of $672 on the resolution of the liability because the earn-out provision of the purchase agreement was nullified and no amounts are payable related to the earn-out. See Note 13 – Commitments and Contingencies for more information about the litigation between us and Richard Osborne.

Note 5 – Derivative Financial Instruments

We enter into commodity swap contracts in order to reduce the commodity price risk related to natural gas prices. These commodity swap contracts set a fixed price that we will pay for specified notional quantities of natural gas. We have not designated any of these commodity swap contracts as hedging instruments.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The following table summarizes our commodity swap contracts outstanding as of June 30, 2016. We will pay the fixed price listed based on the volumes denoted in the table below in exchange for a variable payment from a counterparty based on the market price for the natural gas product listed for these volumes. These payments are settled monthly.

Product	Type	Contract Period	Volume	Price per MMBtu

AECO Canada - CGPR 7A Natural Gas	Swap	11/1/16 - 3/31/17	500 MMBtu/Day	$2.109
AECO Canada - CGPR 7A Natural Gas	Swap	11/1/16 - 3/31/17	500 MMBtu/Day	$1.827
AECO Canada - CGPR 7A Natural Gas	Swap	4/1/17 - 10/31/17	200 MMBtu/Day	$1.775
AECO Canada - CGPR 7A Natural Gas	Swap	4/1/17 - 3/31/18	150 MMBtu/Day	$2.162
AECO Canada - CGPR 7A Natural Gas	Swap	11/1/17 - 3/31/18	250 MMBtu/Day	$2.078

We included in cost of sales in the accompanying Condensed Consolidated Statements of Operations, $1,492 and $2,455 of losses on commodity swap agreements not designated as hedging instruments for the three and six months ended June 30, 2015, related to our regulated utilities. Our regulated utilities did not have any swap agreements during the first half of 2016. Gains on commodity swap agreements not designated as hedging instruments for non-regulated subsidiaries were $79 and $13 for the three months ended June 30, 2016 and 2015, respectively, and $168 and $135 for the six months ended June 30, 2016 and 2015, respectively, which amounts are included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, we included $114 and $(54), respectively, of assets (liabilities) related to commodity swap agreements that are not designated as hedging instruments in derivative instruments in the accompanying Condensed Consolidated Balance Sheets.

Note 6 - Regulatory Assets and Liabilities

The following table summarizes the components of our regulatory asset and liability balances at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Current	Long-term	Current	Long-term

REGULATORY ASSETS
Recoverable cost of gas purchases	$1,844	$-	$1,936	$-
Deferred costs	490	980	490	1,226
Income taxes	-	297	-	297
Rate case costs	22	-	43	-
Total regulatory assets	$2,356	$1,277	$2,469	$1,523

REGULATORY LIABILITIES
Over-recovered gas purchases	$447	$-	$487	$-
Income taxes	-	83	-	83
Asset retirement costs	-	1,250	-	1,168
Total regulatory liabilities	$447	$1,333	$487	$1,251

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 7 – Credit Facilities and Long-Term Debt

During the second quarter of 2016, nearly all of our long-term notes payable became current liabilities, because they are payable within one year. We expect to refinance these long-term debt agreements with a proposed issuance of up to $50,000 of senior notes, with maturities and interest rates to be determined upon closing, subject to prevailing market conditions at that time.  Additionally, we will establish a $42,000 five-year revolving credit facility and finance a lease buyout of approximately $7,000 over a term of four years. Closing on the debt agreements is subject to negotiation of terms, requested regulatory approvals and other closing conditions.  Upon closing, proceeds from the new debt arrangements will replace our five existing loan facilities and provide additional cash for operational purposes. The following table presents our outstanding borrowings at June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
Borrowings outstanding
6.95% NIL Funding fixed rate note to related party, due April 20, 2016	$-	$2,000
7.5% NIL Funding fixed rate note to related party, due November 15, 2016	4,000	-
Bank of America line of credit, due April 1, 2017	15,050	15,750
LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	8,125	8,375
6.16% Allstate/CUNA Senior unsecured note, due June 29, 2017	8,500	13,000
5.38% Sun Life fixed rate note, due June 1, 2017	15,334	15,334
4.15% Sun Life senior secured guaranteed note, due June 1, 2017	2,990	2,990
Vehicle and equipment financing loans	14	22
Total borrowings outstanding	54,013	57,471
Less: unamortized debt issuance costs	(256)	(302)
Borrowings outstanding, less unamortized debt issuance costs	$53,757	$57,169

The weighted average interest rate on our outstanding short term borrowings during the three months ended June 30, 2016 and 2015, was 3.12% and 3.65%, respectively, and during the six months ended June 30, 2016 and 2015, was 2.88% and 3.07%, respectively. The weighted average interest rate on our short-term borrowings outstanding as of June 30, 2016 and December 31, 2015, was 3.32% and 2.71%, respectively.

Bank of America

Our Energy West subsidiary has a credit facility with Bank of America (“Credit Facility”) that provides for a revolving line of credit with a maximum borrowing capacity of $30,000, due April 1, 2017. This revolving line of credit includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices - a base rate, which is defined as a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or LIBOR plus 175 to 225 basis points. At June 30, 2016 and December 31, 2015, we did not have any base rate borrowings. The weighted average outstanding interest rate on our revolving line of credit as of June 30, 2016 and December 31, 2015, was 2.21% and 2.17%, respectively. After considering outstanding letters of credit of $166, a total of $14,784 was available to us for loans and letters of credit under the revolving line of credit as of June 30, 2016.

In addition, Energy West has a $10,000 term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). The Term Loan portion of the Credit Facility bears interest at a rate of LIBOR plus 175 to 225 basis points and contains an interest rate swap provision that allows for the interest rate to be fixed in the future, but we have not exercised that provision. The Term Loan amortizes at a rate of $125 per quarter. At June 30, 2016 and December 31, 2015, the Term Loan bore interest at 2.21% and 2.17%, respectively, and had a balance of $8,125 and $8,375, respectively.

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

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

NIL Funding

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we make monthly interest payments, based on an annual rate of 7.5% and the principal balance of the note is due upon maturity on November 15, 2016. The note and loan agreement are subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding may, at its option, require us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. NIL Funding is a related party of ours. See Note 11 – Related Party Transactions for further details.

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

Allstate/CUNA

In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay the portion of the Notes that were allocated to EWW and EWD on February 12, 2016, in the amount of $4,500, plus a prepayment penalty of $310 that was recognized in discontinued operations, net of tax during the fourth quarter of 2015. During the first quarter of 2016 we adjusted our estimate of the prepayment penalty by $29, which was recognized within discontinued operations, net of tax in the accompanying Condensed Consolidated Statement of Operations. See Note 2 – Discontinued Operations for more information regarding our discontinued operations.

The Notes are an obligation of Energy West. The Notes contain various covenants, including a limitation on Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 100% of aggregate consolidated net income for such period. The notes restrict Energy West from incurring additional senior indebtedness in excess of 65% of capitalization at any time and require Energy West to maintain an interest coverage ratio of more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years.

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

The Sun Life covenants restrict certain cash balances and require a debt service reserve account to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve account was $948 at June 30, 2016 and December 31, 2015, and is included in restricted cash on our Condensed Consolidated Balance Sheets. The debt service reserve account cannot be used for operating cash needs. The Sun Life agreements establish limits on the Obligors’ ability to incur additional borrowings, pay dividends, redeem or repurchase stock, consummate a merger or acquisition and dispose of assets. Generally, we may consummate a merger or consolidation if there is no event of default and the provisions of the notes are assumed by the surviving or continuing entity. An event of default, if not cured or waived, would require us to immediately pay the outstanding principal balance of the notes as well as any and all interest and other payments due. An event of default would also entitle Sun Life to exercise certain rights with respect to any collateral that secures the indebtedness incurred under the Sun Life notes.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The Sun Life covenants require, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally define the interest coverage ratio as the ratio of EBITDA to gross interest expense. The Sun Life notes also require that we do not permit indebtedness to exceed 60% of capitalization at any time. The interest coverage ratio and the debt to capitalization ratio are measured with respect to the Obligors on a consolidated basis and also with respect to us and all of our subsidiaries on a consolidated basis.

We are in compliance with all of our debt covenants.

Note 8 – Stock Compensation

2012 Incentive and Equity Award Plan

During the three months ended June 30, 2016 and 2015, we recognized $31 and $39 of compensation expense, related to 4,314 and 3,752 shares of common stock, respectively, and during the six months ended June 30, 2016 and 2015, we recognized $60 and $88 of compensation expense related to 8,060 and 8,752 shares of our common stock, respectively, that were earned by the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date.

During the three and six months ended June 30, 2016 and 2015, we recognized $5 and $10, of compensation expense related to the vesting of restricted shares awarded under the 2012 Incentive and Equity Award Plan. These shares vest ratably on July 21, 2015, 2016, and 2017. During the vesting period, each restricted share has the same rights to dividend distributions and voting as any other common share.

Note 9 – Employee Benefit Plans

We have a defined contribution plan (the “401k Plan”) that covers substantially all of our employees. The plan provides for an annual contribution of 3% of all employees’ salaries and an additional contribution of 10% of each participant’s elective deferrals, which until July 1, 2016, was invested in shares of our common stock under the 401k Plan. Contributions after July 1, 2016, are made based on each participant’s investment allocation. We recognized $145 and $112 of contributions to the 401k Plan for the three months ended June 30, 2016 and 2015, respectively, and $277 and $238 for the six months ended June 30, 2016 and 2015, respectively.

We sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing Medicare supplement benefits to eligible retirees. We discontinued contributions in 2006 and are no longer required to fund the Retiree Health Plan. The Retiree Health Plan pays eligible retirees (post-65 years of age) a monthly stipend toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. As of June 30, 2016 and December 31, 2015, the value of plan assets was $83 and $102, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted, at which time the plan will be terminated.

Note 10 – Lease Agreement

Upon completion of the final phase of our ERP system implementation project during the first quarter of 2016, we determined that the lease of the ERP system qualifies for sales recognition under sale-leaseback accounting guidance and that the lease governing our future use of the assets is a capital lease. Accordingly, we recorded property, plant and equipment and a capital lease liability of $1,672, based on the present value of our minimum lease payments. We removed the build-to-suit liability and the related assets from our condensed consolidated balance sheets and we deferred a loss on the sale of the software assets of $1,196 that will be amortized ratably over the thirty month life of the lease. We will make lease payments of $58 per month over the thirty month term of the lease related to this phase three of the ERP implementation project. Our total lease payments related to our ERP implementation project, including the leases that we entered during 2015, will be $294 through 2017 and will decline in 2018 as each of the leases reach the end of their respective term. As of June 30, 2016 and December 31, 2015, we had capital lease obligations of $6,581 and $6,379, respectively, and unamortized deferred losses on the sale-leaseback of our ERP system of $2,347 and $1,679. See Note 20 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in our Annual Report for more information about our ERP system leases.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 11 – Related Party Transactions

Relationships with Richard Osborne

Historically we have engaged in various related party transactions with entities owned or controlled by our former chairman and chief executive officer, Richard Osborne. After Richard Osborne’s removal as chief executive officer on May 1, 2014, the board has taken a measured approach to reduce or terminate, as appropriate, related party transactions with Richard Osborne while ensuring that we continue to serve our customers affected by such transactions. These efforts have been made in furtherance of our long-term plan to phase out related party transactions. We made purchases of natural gas and transportation services from entities owned or controlled by Richard Osborne of $300 and $496, respectively, during the three months ended June 30, 2016 and 2015, and $1,204 and $1,713, respectively, during the six months ended June 30, 2016 and 2015. We incurred rent expense related to entities owned or controlled by Richard Osborne of $6 during the three months ended June 30, 2015, and $2 and $14, respectively, during the six months ended June 30, 2016 and 2015. We did not rent any facilities from entities owned or controlled by Richard Osborne during the three months ended June 30, 2016. We sold natural gas to entities owned or controlled by Richard Osborne of $2 and $4 during the three months ended June 30, 2016 and 2015, respectively, and $6 and $19, respectively, during the six months ended June 30, 2016 and 2015. We did not sell natural gas to any entities owned or controlled by Richard Osborne during the three months ended June 30, 2016. During the six months ended June 30, 2015, we recognized rental income of $8 from entities owned or controlled by Richard Osborne. We did not earn rental income from related parties in any other period presented in this Quarterly Report on Form 10-Q.

As of June 30, 2016 and December 31, 2015, we had accounts receivable of $74 and $188, respectively, due from companies owned or controlled by Richard Osborne. As of June 30, 2016 and December 31, 2015, we had accounts payable of $1 and $192, respectively, due to companies owned or controlled by Richard Osborne.

We accrued a liability of $80 and $170 due to companies controlled by Richard Osborne for natural gas used and transportation charges as of June 30, 2016 and December 31, 2015, respectively, which were not yet invoiced. The related expense is included in the gas purchased line item in the accompanying Condensed Consolidated Statements of Operations. During the second quarter of 2016, we recorded $2,908 to establish an accrual payable to related parties for the settlement of certain pending legal matters between us and Richard Osborne. See Note 13 – Commitments and Contingencies for further details regarding our legal matters.

In addition, we had related party natural gas imbalances of $128 and $256 at June 30, 2016 and December 31, 2015, respectively, which were included in our natural gas inventory balance. These amounts represent quantities of natural gas due to us from natural gas transportation companies controlled by Richard Osborne.

Relationship with NIL Funding

NIL Funding is an affiliate of The InterTech Group, Inc. (“InterTech”). The chairperson and chief executive officer of InterTech is Anita G. Zucker. Mrs. Zucker, as trustee of the Article 6 Marital Trust, under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, beneficially owned 1,040,640 shares, or 9.9%, of our outstanding common stock, as of May 18, 2016. Two members of our Board of Directors, Robert Johnston and Michael Bender, also currently serve as executive vice president and chief strategy officer and director, corporate secretary and corporate counsel, respectively, of InterTech. See Note 7 - Credit Facilities and Long-Term Debt for more information about our transactions with NIL Funding.

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we make monthly interest payments to NIL Funding, based on an annual rate of 7.5% and the principal balance of the note is due upon maturity on November 15, 2016. The note and loan agreement are subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding may, at its option, require us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. See Note 7 – Credit Facilities and Long-Term Debt for more information regarding our credit facilities.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 12 – Segment Reporting

Our reportable segments are based on our method of internal reporting, which generally segregates the strategic business units due to differences in services and regulation. We separate our state regulated utility businesses from non-regulated marketing and production businesses, and our corporate level operations. We have regulated natural gas utility businesses in the states of Maine, Montana, North Carolina and Ohio that form our natural gas segment. We have non-regulated natural gas marketing and production businesses in Montana and Ohio that together form our marketing and production segment. Our corporate operations, our Lone Wolf insurance subsidiary, and our discontinued operations together form our corporate and other segment. Transactions between reportable segments are accounted for on an accrual basis, and are eliminated. Intercompany eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, intercompany accounts receivable and payable, equity, and investments in subsidiaries.

The following tables set forth summarized financial information for our natural gas, marketing and production, and corporate and other operations segments for the three and six months ended June 30, 2016 and 2015.

Three Months Ended June 30, 2016

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$14,609	$2,653	$-	$17,262
Intersegment elimination	(3)	(226)	-	(229)
Total operating revenue	14,606	2,427	-	17,033

COST OF SALES	6,572	2,257	-	8,829
Intersegment elimination	(3)	(226)	-	(229)
Total cost of sales	6,569	2,031	-	8,600

GROSS MARGIN	$8,037	$396	$-	$8,433

OPERATING EXPENSES	8,773	(498)	2,139	10,414

OPERATING INCOME (LOSS)	$(736)	$894	$(2,139)	$(1,981)

DISCONTINUED OPERATIONS	$-	$-	$14	$14

NET INCOME (LOSS)	$(773)	$546	$(1,430)	$(1,657)

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended June 30, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$14,847	$2,404	$-	$17,251
Intersegment elimination	(79)	(1,126)	-	(1,205)
Total operating revenue	14,768	1,278	-	16,046

COST OF SALES	7,583	2,186	-	9,769
Intersegment elimination	(79)	(1,126)	-	(1,205)
Total cost of sales	7,504	1,060	-	8,564

GROSS MARGIN	$7,264	$218	$-	$7,482

OPERATING EXPENSES	7,809	222	949	8,980
Intersegment elimination	(26)	-	-	(26)
Total operating expenses	7,783	222	949	8,954

OPERATING INCOME (LOSS)	$(519)	$(4)	$(949)	$(1,472)

DISCONTINUED OPERATIONS	$-	$-	$213	$213

NET INCOME (LOSS)	$(868)	$(23)	$(609)	$(1,500)

Six Months Ended June 30, 2016

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$49,685	$6,258	$-	$55,943
Intersegment elimination	(15)	(588)	-	(603)
Total operating revenue	49,670	5,670	-	55,340

COST OF SALES	27,206	5,559	-	32,765
Intersegment elimination	(15)	(588)	-	(603)
Total cost of sales	27,191	4,971	-	32,162

GROSS MARGIN	$22,479	$699	$-	$23,178

OPERATING EXPENSES	17,698	(278)	2,242	19,662

OPERATING INCOME (LOSS)	$4,781	$977	$(2,242)	$3,516

DISCONTINUED OPERATIONS	$-	$-	$(9)	$(9)

NET INCOME (LOSS)	$1,999	$575	$(1,552)	$1,022

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Six Months Ended June 30, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$66,214	$7,030	$-	$73,244
Intersegment elimination	(166)	(3,299)	-	(3,465)
Total operating revenue	66,048	3,731	-	69,779

COST OF SALES	41,562	6,543	-	48,105
Intersegment elimination	(166)	(3,299)	-	(3,465)
Total cost of sales	41,396	3,244	-	44,640

GROSS MARGIN	$24,652	$487	$-	$25,139

OPERATING EXPENSES	16,592	455	1,828	18,875
Intersegment elimination	(62)	-	-	(62)
Total operating expenses	16,530	455	1,828	18,813

OPERATING INCOME (LOSS)	$8,122	$32	$(1,828)	$6,326

DISCONTINUED OPERATIONS	$-	$-	$650	$650

NET INCOME (LOSS)	$4,244	$(18)	$(872)	$3,354

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

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

On September 24, 2014, the magistrate judge assigned to the case issued a report and recommendation in response to the motion to dismiss. The magistrate judge recommended that the plaintiffs’ claims against the individual defendants with respect to the “unjust enrichment” allegation in the complaint be dismissed. The magistrate judge recommended that all other portions of the motion to dismiss be denied. On June 4, 2015, the trial judge assigned to the case adopted in full the report and recommendation, the objections filed by the defendants, and the responses from the plaintiffs. The parties are currently engaged in ongoing settlement discussions.

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

Richard Osborne Suits

On July 14, 2016, we entered into a settlement agreement with Richard Osborne, our former chairman and chief executive officer (the “Settlement”). Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. All matters previously disclosed and subject to the Settlement are briefly referred to below and described in further detail in Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and under the caption “Litigation with Richard Osborne” in the Company’s Definitive Proxy Statement, filed with the SEC on May 6, 2016 and June 21, 2016, respectively. The specific litigation and regulatory proceedings subject to the Settlement include:

•	Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al., Case No. 15CV844836, filed in the Court of Common Pleas in Cuyahoga County, Ohio on April 28, 2015: On June 13, 2014, Richard Osborne filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 in the Lake County Court of Common Pleas. Mr. Osborne sought an order requiring us to provide him with meeting minutes and corporate resolutions for the past five years. On February 13, 2015, Mr. Osborne voluntarily dismissed his complaint. On April 28, 2015, Mr. Osborne refiled this lawsuit in the Cuyahoga County Court of Common Pleas. We filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al., Case No. 14CV001512, filed in the Court of Common Pleas in Lake County, Ohio on July 28, 2014: Mr. Osborne (1) demanded payment of an earn-out amount associated with our purchase of assets from JDOG Marketing, (2) alleged that our board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) sought to enforce a July 15, 2014, term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1,000, and (4) sought to invalidate the results of the July 30, 2014, shareholder meeting and asked the court to order us to hold a new meeting at a later date. Mr. Osborne also sought compensatory and punitive damages. We asserted counterclaims including claims for defamation, arising out of the July 9, 2014, letter Mr. Osborne sent to our shareholders and conversion for a company-provided car Mr. Osborne refuses to return to us. Additional counterclaims included claims for battery and intentional infliction of emotional distress, asserted by Wade Brooksby and Michael Victor, respectively, former members of our board of directors. Pursuant to the Settlement, this case was dismissed with prejudice.

•	8500 Station Street LLC v. OsAir Inc., et al, Case No. 14CV002124, transferred from the Mentor Municipal Court, Case No. CVG1400880 (filed October 2, 2014), to the Court of Common Pleas in Lake County, Ohio on November 3, 2014: 8500 Station Street filed a complaint against OsAir on October 2, 2014 (amended in January 2015) for forcible entry and detainer for past-due rent and other damages relating to the premises located at 8500 Station Street, Suite 113, Mentor, Ohio. 8500 Station Street claimed damages in the amount of $82 in unpaid rent and physical damage to the premises as a result of fixtures removed by OsAir in vacating the premises. Pursuant to the Settlement, this case was dismissed with prejudice.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

•	Cobra Pipeline Co., Ltd. v. Gas Natural, Inc., et al., Case No. 1:15-cv-00481, filed in the United States District Court for the Northern District of Ohio on March 12, 2015: Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleged that we, and other defendants, accessed and intercepted vehicle tracking data, after we knew or should have known that our authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, 2015, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell National Gas Company vs. Osborne Sr., Richard M., Case No. 15CV001877, filed in the Court of Common Pleas in Lake County, Ohio on October 29, 2015: The complaint alleged that Richard Osborne, while the chairman, president and chief executive officer of Orwell, Great Plains, JDOG, and GNSC fraudulently presented demands for payment to GNSC and Orwell, claiming that payments were due for natural gas purchased from Great Plains and JDOG from January 2012 through September 2013. Mr. Osborne ultimately obtained two checks from Orwell in the total amount of $202. Orwell’s complaint stated a claim of theft and sought liquidated damages in the amount of these checks. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Ohio Rural Natural Gas Co-Op, et al., Case No. 15CV002063, filed in the Court of Common Pleas in Lake County, Ohio on November 30, 2015: Orwell filed a complaint and motion for preliminary injunction against Ohio Rural Natural Gas Co-Op (Ohio Rural) and Mr. Osborne alleging that Ohio Rural and Mr. Osborne acted in concert to convert, for the use of their own supply, natural gas supply lines owned and operated by Orwell. The complaint alleged that on November 20, 2015, Ohio Rural and Mr. Osborne tampered with and severed gas lines owned by Orwell on Tin Man Road in Mentor, Ohio, terminated its service to approximately 50 independently owned businesses, and converted it for their own personal use. The complaint stated claims for conversion, unjust enrichment and civil remedy against criminal act, and seeks compensatory and liquidated damages. On November 30, 2015, Orwell filed a case with the PUCO on the same grounds, captioned In the Matter of Orwell Natural Gas Company, Brainard Gas Corporation and Northeast Ohio Natural Gas Corporations’ Request for Injunctive Relief, Case No. 15-2015-GA-UNC. Pursuant to the Settlement, this matter was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company, LLC, Case Number 15-0475-GA-CSS, filed with the PUCO on March 9, 2015: Orwell’s complaint alleged that on March 5, 2015, an Orwell-Trumbull employee notified Orwell that a pipeline owned by Orwell-Trumbull along Vrooman Road in Lake County, Ohio would be shut down completely for an alleged need to conduct maintenance or move Orwell-Trumbull pipelines. The complaint alleged that Orwell-Trumbull violated Ohio law due to its improper attempt to shut down the pipeline along Vrooman Road and requested the PUCO order Orwell-Trumbull to refrain from shutting off service to the residential and commercial customers along Vrooman Road. On May 9, 2016, Orwell-Trumbull, Orwell and the Ohio Consumers’ Counsel filed a stipulation in which Orwell-Trumbull agreed to provide monthly status updates to the parties to the stipulation regarding the ownership status of certain pipelines along Vrooman Road. The monthly updates will be required until Orwell-Trumbull has either completed construction to re-establish connections or filed a petition to abandon service regarding its pipelines on Vrooman Road. On June 1, 2016, the PUCO dismissed Orwell’s complaint on the basis that the May 9, 2016, stipulation resolved all of the issues in the complaint. Pursuant to the Settlement, this case was closed.

•	Orwell-Trumbull Pipeline Company, LLC v. Orwell Natural Gas Company, Case No: 01-15-0002-9137, filed with the American Arbitration Association on or about March 12, 2015: Filed by Orwell-Trumbull with respect to a dispute under the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. Orwell-Trumbull claims Orwell breached the exclusivity provisions in the Agreement. Orwell filed several counterclaims, including claims for breach of contract, fraud, and unjust enrichment. Pursuant to the Settlement, this case was dismissed with prejudice.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC, Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015: On March 31, 2015, Orwell filed a complaint on the same grounds as Case No: 01-15-0002-9137, described above, with the PUCO to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO issued an opinion and order on June 15, 2016, asserting jurisdiction over the Agreement, modifying certain of its terms, ordering any other pipeline owned or controlled by Richard Osborne to file a rate case within 60 days of the order, and ordering the PUCO Staff to undertake an investigative audit of all pipeline companies owned or controlled by Richard Osborne. Although the parties agreed upon certain conduct in the interim, under the Settlement Orwell-Trumbull has the right to appeal the June 15, 2016 PUCO opinion and order. Orwell-Trumbull filed a request for a rehearing on July 15, 2016. Responses are due on July 25, 2016.

•	Gas Natural Resources LLC v. Orwell-Trumbull Pipeline Company LLC, Case No. 16-0663-GA-CSS, filed with the PUCO on March 28, 2016: GNR filed a complaint before the PUCO pursuant to a transportation service agreement between it and Orwell-Trumbull. The agreement was assigned to GNR when we acquired the assets of JDOG Marketing on June 1, 2013. The complaint alleged that Orwell-Trumbull breached the termination provisions of the agreement and violated Ohio law due to Orwell-Trumbull’s failure to file the agreement with the PUCO and its improper attempt to discontinue service under agreement. Pursuant to the Settlement, this case was dismissed with prejudice.

We and Mr. Osborne further agreed to dismiss all other pending or threatened litigation matters between us, although not specifically identified in the agreement. In connection with the Settlement, Mr. Osborne withdrew the director candidates he had nominated for election to our board of directors at the annual meeting of shareholders held on July 27, 2016. The proxy materials circulated in support of his candidates were also withdrawn. Pursuant to the Settlement, further details of the Settlement are confidential. See Note 11 – Related Party Transactions for further details regarding our relationship with Mr. Osborne.

Harrington Employment Suit

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. On August 11, 2015, the Montana Supreme Court agreed with us that Mr. Harrington’s employment was governed by Ohio law, and as such he could not take advantage of Montana’s Wrongful Discharge from Employment Act. However, the Montana Supreme Court also held the trial court erred in determining it lacked jurisdiction over the case, finding the trial court should have retained jurisdiction and applied Ohio law to Mr. Harrington’s claims. As Ohio is an “at will” state, we believe there are no claims under Ohio law and the case will ultimately be dismissed by the trial court on remand. On September 28, 2015, Mr. Harrington filed a motion to amend the complaint to assert new causes of action not previously alleged including claims for misrepresentation, constructive fraud based on alleged representations, slander, and mental pain and suffering. We answered the amended complaint to preserve our defenses, and we have also opposed Mr. Harrington’s motion to amend. On December 14, 2015, we filed a motion to dismiss the Montana action in its entirety on the basis that the forum is not appropriate. Our motion to dismiss is now fully briefed and is awaiting ruling by the court. We continue to believe Mr. Harrington’s claims under both Montana and Ohio law are without merit and we will continue to vigorously defend this case on all grounds.

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

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 14 – Subsequent Event

Dividend

On July 29, 2016, we paid a dividend of $0.075 to shareholders of record as of July 14, 2016. There were 10,511,520 shares outstanding on July 14, 2016, which resulted in a dividend of $788 paid.

Richard Osborne Suits

On July 14, 2016, we entered into a Settlement with Richard Osborne, our former chairman and chief executive officer. Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. We and Mr. Osborne further agreed to dismiss all other pending or threatened litigation matters between us, although not specifically identified in the agreement. In connection with the Settlement, Mr. Osborne withdrew the director candidates he had nominated for election to our board of directors at the annual meeting of shareholders held on July 27, 2016. See Note 13 – Commitments and Contingencies for more information about the litigation between us and Richard Osborne.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(amounts in thousands)

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which represent our expectations or beliefs concerning future events. Forward-looking statements generally include words such as “anticipates,” “believes,” “expects,” “planned,” “scheduled” or similar expressions and statements concerning our operating capital requirements, utilization of tax benefits, recovery of property tax payments, our environmental remediation plans, and similar statements that are not historical but are forward-looking statements that involve risks and uncertainties. Although we believe these forward-looking statements are based on reasonable assumptions, statements made regarding future results are subject to a number of assumptions, uncertainties and risks that could cause future results to be materially different from the results stated or implied in this document.

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

Executive Overview

We are a natural gas company, primarily operating local distribution companies in four states and serving approximately 68,200 customers as of June 30, 2016. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas Company (Montana), EWM (Montana), Frontier Gas (North Carolina), NEO (Ohio) and Orwell (Ohio). Each of these entities is regulated in their respective states and operates under tariffs which allow them to collect revenue sufficient to recover their operating costs and earn a reasonable rate of return. Approximately 86% and 90% of our revenues for the three and six months ended June 30, 2016, respectively, were derived from our natural gas utility operations.

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

The following summarizes the critical events that impacted our results of operations during the three and six months ended June 30, 2016:

•	Revenue and gross margin in our natural gas operations decreased primarily due to warmer weather across our markets during the first quarter of 2016, as compared to the first quarter of 2015, which unfavorably impacted our year to date results. The National Oceanic and Atmospheric Administration (“NOAA”) reported that this winter, which the NOAA defines as December through February, was the warmest winter on record for the contiguous United States.

•	Revenue was also impacted by the price of natural gas. The average price experienced during the second quarter of 2016 was approximately 22% lower than the average price during the second quarter of 2015, and the average price during the first half of 2016 was approximately 27% lower than the average price during the first half of 2015. The cost of natural gas incurred by our utilities is passed on to our customers.

•	Operating expenses increased primarily as a result of an increase in legal costs of $1,578 and $1,044 during the three and six months ended June 30, 2016, respectively, as compared to the comparable periods of the prior year. The increase in legal expenses during 2016 was the result of the settlement of our litigation with Richard Osborne and costs related to our proxy contest with Richard Osborne, both of which are non-recurring expenses.

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

Results of operations

	Three Months Ended June 30,		Amount Change	Six Months Ended June 30,		Amount Change
($ in thousands)	2016	2015	Favorable (Unfavorable)	2016	2015	Favorable (Unfavorable)

Revenue	$17,033	$16,046	$987	$55,340	$69,779	$(14,439)
Cost of sales	8,600	8,564	(36)	32,162	44,640	12,478

Gross margin	8,433	7,482	951	23,178	25,139	(1,961)

Operating expenses
Distribution, general and administrative	7,169	5,946	(1,223)	13,096	12,533	(563)
Maintenance	240	288	48	504	615	111
Depreciation, amortization and accretion	2,010	1,668	(342)	3,967	3,558	(409)
Taxes other than income	938	1,005	67	2,018	2,008	(10)
Provision for doubtful accounts	57	47	(10)	77	99	22
Total operating expense	10,414	8,954	(1,460)	19,662	18,813	(849)

Operating income (loss)	(1,981)	(1,472)	(509)	3,516	6,326	(2,810)

Other income (loss), net	138	(367)	505	(264)	(212)	(52)
Interest expense	(762)	(886)	124	(1,515)	(1,755)	240
Income before income taxes	(2,605)	(2,725)	120	1,737	4,359	(2,622)
Income tax (benefit) expense	(934)	(1,012)	(78)	706	1,655	(949)
Income from continuing operations	(1,671)	(1,713)	42	1,031	2,704	(1,673)

Discontinued operations, net of tax	14	213	(199)	(9)	650	(659)

Net income (loss)	$(1,657)	$(1,500)	(157)	$1,022	$3,354	(2,332)

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

Three Months Ended June 30, 2016, Compared with Three Months Ended June 30, 2015

Revenues — Revenues increased by $987 to $17,033 for the three months ended June 30, 2016, compared to $16,046 for the same period in 2015. The increase was primarily attributable to an increase of $1,149 in revenue from our marketing and production operations primarily as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenues were eliminated. During the second quarter of 2016, we sold increased volumes of natural gas as a result of colder weather in our markets, compared to the second quarter of 2015, but these increases were offset by a 22% decrease in the average price of natural gas during the second quarter of 2016, compared to the second quarter of 2015, and a decrease of $235 in revenues as a result of the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015.

Gross margin — Gross margin increased by $951 to $8,433 for the three months ended June 30, 2016 compared to $7,482 for the same period in 2015. Our natural gas operation’s margins increased $773, due to increased sales volumes as a result of colder weather in our markets and the absence of an unfavorable gas cost adjustment of $693 that occurred during the second quarter of 2015, which was partially offset by a decrease in margin of $128 related to the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015. Gross margin from our marketing and production operations increased by $178. Gross margin from our marketing operations increased by $139 as a result of new customer additions. Gross margin from our production operation decreased by $41, as a result of lower prices received for the volumes that we produced.

Operating expenses — Operating expenses, other than cost of sales, increased by $1,460 to $10,414 for the three months ended June 30, 2016, compared to $8,954 for the same period in 2015, primarily as a result of an increase in our legal costs of $1,578, including the settlement of our litigation with Richard Osborne and costs related to our proxy contest with Richard Osborne, which were recorded in our corporate and other segment. Operating expenses from our natural gas operations increased by $990 related to the following: (1) distribution, general and administrative expenses increased by $744, which consisted primarily of increased personnel costs of $303, amortization of the deferred loss on our sale-leaseback of our ERP system software of $279, and increased IT support costs of $269, partially offset by decreased costs of $502 as a result of our disposal of Clarion Gas, Walker Gas and PGC during the fourth quarter of 2015; (2) depreciation and amortization expense increased by $364 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and the increase of other depreciable assets from capital expenditures during the last three quarters of 2015; and (3) taxes other than income decreased by $66. Operating expenses in our marketing and production segment decreased by $720, as a result of a favorable adjustment of $672 related to an agreement that nullified the earn-out provision of the agreement whereby we acquired the assets of GNR.

Other income (loss), net — Other income (loss), net increased by $505 to income of $138 for the three months ended June 30, 2016, compared to a loss of $367 for the same period in 2015. During the second quarter of 2015, we entered into an agreement to sell our PGC utility, and recorded expected losses on the sale of $393. Those losses did not recur in the second quarter of 2016.

Interest expense — The following table presents changes in our interest expense during the three months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,
	2016	2015	Change

Interest related to short-term borrowings	$158	$225	$(67)
Interest related to long-term notes payable	413	486	(73)
Interest related to capital leases	83	30	53
Amortization of debt issuance costs	105	205	(100)
Other	3	(60)	63
Total interest expense	$762	$886	$(124)

Income tax benefit — Income tax benefit decreased by $78 to $934 for the three months ended June 30, 2016, compared to $1,012 for the same period in 2015. The decrease was primarily due to a decrease in pre-tax losses. Our effective tax rate was 36.17% for the three months ended June 30, 2016, compared to 37.14% for the three months ended June 30, 2015.

Loss from continuing operations — Loss from continuing operations for the three months ended June 30, 2016, was $1,671, or $0.16 per diluted share, compared to a loss from continuing operations of $1,713 or $0.16 per diluted share for the three months ended June 30, 2015. Net income from our gas marketing and production operations increased by $569. Net loss from our natural gas operations decreased by $95. Net loss from continuing operations at our corporate and other segment increased by $622 primarily due to increased legal costs in 2016, which are non-recurring expenses.

Discontinued operations, net of tax — Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Shoshone and Glacier pipeline assets (together, the “Pipeline Assets”). See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Our income from discontinued operations for the three months ended June 30, 2016, was $14, or $0.00 per diluted share, compared to $213, or $0.02 per diluted share for the three months ended June 30, 2015.

Six Months Ended June 30, 2016, Compared with Six Months Ended June 30, 2015

Revenues — Revenues decreased by $14,439 to $55,340 for the six months ended June 30, 2016, compared to $69,779 for the same period in 2015. The decrease was primarily attributable to: (1) a decrease in natural gas revenue as a result of decreased sales volumes due to warmer weather in our markets during the winter months, compared to the first half of 2015; (2) the price of natural gas during the first half of 2016 was approximately 27% lower than the average price experienced during the first half of 2015; and (3) a decrease of $1,219 as a result of the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015. These decreases were partially offset by an increase of $1,939 in the revenue from our marketing and production operations primarily as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenues were eliminated.

Gross margin — Gross margin decreased by $1,961 to $23,178 for the six months ended June 30, 2015 compared to $25,139 for the same period in 2015. Our natural gas operation’s margins decreased $2,173, due to decreased sales volumes as a result of warmer weather in our markets and a decrease in margin of $504 related to the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015. Gross margin from our marketing and production operations increased by $212. Gross margin from our marketing operations increased by $269 as a result of new customer additions. Gross margin from our production operation decreased by $107, as a result of lower prices received for the volumes that we produced.

Operating expenses — Operating expenses, other than cost of sales, increased by $849 to $19,662 for the six months ended June 30, 2016, compared to $18,813 for the same period in 2015, primarily as a result of an increase in our legal costs of $1,044, including the settlement of our litigation with Richard Osborne and costs related to our proxy contest with Richard Osborne. Operating expenses from our natural gas operations increased by $1,168 related to the following: (1) distribution, general and administrative expenses increased by $831, which consisted primarily of increased personnel costs of $528, amortization of the deferred loss on our sale-leaseback of our ERP system software of $446, increased legal costs of $289, and increased IT support costs of $271, partially offset by decreased costs of $701 as a result of our disposal of Clarion Gas, Walker Gas and PGC during the fourth quarter of 2015; and (2) depreciation and amortization expense increased by $439 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and the increase of other depreciable assets from capital expenditures during the second half of 2015. Operating expenses in our corporate and other segment increased by $414, which was caused by an increase in legal costs as discussed above and offset by $327 of costs that did not recur in 2016 related to the disposal of our discontinued operations. Operating expenses in our marketing and production segment decreased by $723, as result of a favorable adjustment of $672 related to an agreement that nullified the earn-out provision of the agreement whereby we acquired the assets of GNR.

Other loss, net — Other loss, net increased by $52 to a loss of $264 for the six months ended June 30, 2016, compared to $212 for the same period in 2015. During the first quarter of 2016, we recorded a loss of $531 on the disposal of an unused parcel of land in our natural gas operations segment. During the second quarter of 2015, we entered into an agreement to sell our PGC utility, and recorded expected losses on the sale of $393.

Interest expense — The following table presents changes in our interest expense during the six months ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30,
	2016	2015	Change

Interest related to short-term borrowings	$285	$402	$(117)
Interest related to long-term notes payable	826	971	(145)
Interest related to capital leases	159	61	98
Amortization of debt issuance costs	206	353	(147)
Other	39	(32)	71
Total interest expense	$1,515	$1,755	$(240)

Income tax expense — Income tax expense decreased by $949 to $706 for the six months ended June 30, 2016, compared to $1,655 for the same period in 2015. The decrease in tax expense is primarily due to a decrease in pre-tax income. Our effective tax rate was 41.33% for the six months ended June 30, 2016, compared to 38.11% for the six months ended June 30, 2015.

Income from continuing operations — Income from continuing operations for the six months ended June 30, 2016, was $1,031, or $0.10 per diluted share, compared to income from continuing operations of $2,704 or $0.26 per diluted share for the six months ended June 30, 2015. Net income from our natural gas operations decreased by $2,245 primarily as a result of decreases in our revenues and gross margin from gas operations, as discussed above. Net loss from continuing operations of our corporate and other segment increased by $21, and net income from continuing operations of our gas marketing and production operations increased by $593.

Discontinued operations, net of tax — Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Pipeline Assets. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Our loss from discontinued operations for the six months ended June 30, 2016, was $9 or $0.00 per diluted share, compared to income of $650 or $0.06 per diluted share for the six months ended June 30, 2015.

Net Income (Loss) by Segment

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015

Natural Gas Operations
Operating revenues	$14,606	$14,768	$49,670	$66,048
Gas purchased	6,569	7,504	27,191	41,396
Gross margin	8,037	7,264	22,479	24,652
Operating expenses	8,773	7,783	17,698	16,530
Operating income	(736)	(519)	4,781	8,122
Other income (expense)	174	(257)	(209)	(52)
Income (loss) before interest and taxes	(562)	(776)	4,572	8,070
Interest expense	(635)	(620)	(1,319)	(1,292)
Income (loss) before income taxes	(1,197)	(1,396)	3,253	6,778
Income tax (benefit) expense	(424)	(528)	1,254	2,534

Net income (loss)	$(773)	$(868)	$1,999	$4,244

Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015

Full Service Distribution Revenues
Residential	$5,865	$5,362	$22,339	$29,603
Commercial	5,853	6,069	19,528	28,758
Other	26	38	58	59
Total full service distribution	11,744	11,469	41,925	58,420

Transportation	2,737	3,011	7,441	7,053
Bucksport	125	288	304	575

Total operating revenues	$14,606	$14,768	$49,670	$66,048

Utility Throughput

	Three Months Ended June 30,		Six Months Ended June 30,
(in million cubic feet (MMcf))	2016	2015	2016	2015

Full service distribution
Residential	761	633	2,819	3,113
Commercial	799	660	2,350	2,714
Total full service	1,560	1,293	5,169	5,827

Transportation	2,888	2,446	6,071	5,765
Bucksport	23	285	74	413

Total volumes	4,471	4,024	11,314	12,005

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended		Percent Colder (Warmer)
		June 30,		2016 Compared to
	Normal	2016	2015	Normal	2015

Montana weighted average	1,140	1,095	1,157	(3.95)%	(5.36)%
Bangor, ME	1,050	1,003	1,150	(4.48)%	(12.78)%
Elkin, NC	260	454	327	74.62%	38.84%
Ohio weighted average	589	678	521	15.11%	30.13%
Total weighted average	886	891	847	0.56%	5.19%

		Six Months Ended		Percent Colder (Warmer)
		June 30,		2016 Compared to
	Normal	2016	2015	Normal	2015

Montana weighted average	4,216	3,842	3,957	(8.87)%	(2.91)%
Bangor, ME	4,735	4,448	5,603	(6.06)%	(20.61)%
Elkin, NC	2,327	2,583	2,609	11.00%	(1.00)%
Ohio weighted average	3,497	3,278	4,049	(6.26)%	(19.04)%
Total weighted average	3,877	3,609	4,022	(6.91)%	(10.27)%

Three Months Ended June 30, 2016, Compared with Three Months Ended June 30, 2015

Revenues and Gross Margin

Revenues decreased by $162 to $14,606 for the three months ended June 30, 2016, compared to $14,768 for the same period in 2015. The decline in our revenues during the second quarter was primarily related to lower natural gas prices experienced during the second quarter of 2016 as compared to the second quarter of 2015.

Gross margin increased by $773 to $8,037 for the three months ended June 30, 2016, compared to $7,264 for the same period in 2015.

The following describes our revenues and gross margins by market:

1)	Revenue from our Maine market decreased by $1,087 as a result of lower sales volumes and lower natural gas prices. Volumes from transportation customers declined by 514 MMcf, primarily as a result of the loss of three industrial customers in the paper industry, which caused a decline in revenue of $559, as compared to the quarter ended June 30, 2015. The terms of our agreement with one of our transportation customers, Bucksport, were modified to consider the decrease in volumes of a power generation facility after a paper mill closure. Volumes from full service customers increased by 39 MMcf for the quarter ended June 30, 2016, as a result of an increased number of customers during the second quarter of 2016, as compared to 2015. Gross margins in our Maine market declined by $250, to $1,849 for the second quarter of 2016.

2)	Revenue from our North Carolina market increased $903 driven by colder weather, which led to a volume increase of gas consumed of 135 MMcf during the second quarter of 2016, compared to the same period in 2015. Additionally, during the second quarter of 2015, we recorded an unfavorable adjustment of $234 in our unbilled revenue calculation. Gross margins in our North Carolina market increased by $409, to $1,796 for the second quarter of 2016.

3)	Revenues from our Ohio market increased by $607, which includes an increase of $718 in revenues from full service customers. Revenue from full service customers increased as a result of colder weather, which resulted in an increase in volumes sold of 101 MMcf during the second quarter of 2016, compared to the same period in 2015. These increases were partially offset by lower gas prices and by a decline in revenue of $102 from the sales of Clarion Gas and Walker Gas during the fourth quarter of 2015. Gross margins in our Ohio market increased by $592, to $2,242 for the second quarter of 2016, which was primarily attributable to the absence of an unfavorable gas cost adjustment of $693 related to a PUCO stipulation that occurred during the second quarter of 2015. Additionally, margins increased despite a decline of $55 attributable to Clarion Gas and Walker Gas.

4)	Revenue from our Montana market decreased by $446, which was primarily caused by a decrease in gas prices compared to the second quarter of 2015. This decrease was partially offset by increases of 470 MMcf in transportation volumes during the second quarter of 2016, which resulted in an increase in revenue of $173. Gross margins in our Montana market increased by $96, to $2,150 for the second quarter of 2016.

5)	Total segment revenue and gross margins decreased by $133 and $74, respectively, during the second quarter of 2016, compared to the same period in 2015, as a result of the sale of PGC during the fourth quarter of 2015.

Gas purchases decreased by $935 to $6,569 for the three months ended June 30, 2016, compared to $7,504 for the same period in 2015. The prior year was negatively impacted by an unfavorable gas cost adjustment of $693 related to a PUCO stipulation. The remaining decline compared to the second quarter of 2015 was due to lower gas prices during the 2016 period. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Earnings

The natural gas operations segment’s net loss for the three months ended June 30, 2016, was $773 or $0.07 per diluted share, compared to a net loss of $868 or $0.08 per diluted share for the three months ended June 30, 2015.

Operating expenses increased by $990 to $8,773 for the three months ended June 30, 2016, compared to $7,783 for the same period in 2015. Distribution, general and administrative expenses increased by $744, which consisted primarily of increased personnel costs of $303, amortization of the deferred loss on our sale-leaseback of our ERP system software of $279, and increased IT support costs of $269. Those increases in distribution, general and administrative expenses were partially offset by decreased costs of $502 as a result of our disposal of Clarion Gas, Walker Gas and PGC during the fourth quarter of 2015. Depreciation and amortization expense increased by $364 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and the increase of other depreciable assets from capital expenditures during the second half of 2015. Taxes other than income decreased by $66 primarily due to a decrease in real estate taxes, as a result of our disposals of property during the fourth quarter of 2015.

Other income increased by $431 to income of $174 for the three months ended June 30, 2016, compared to a loss of $257 for the same period of 2015. During the second quarter of 2015, we entered into an agreement to sell our PGC utility, and recorded expected losses on the sale of $393. Those losses did not recur in the second quarter of 2016.

Income tax benefit decreased by $104 to $424 for the three months ended June 30, 2016, compared to a benefit of $528 for the same period in 2015 primarily due to the decrease in pre-tax loss in 2016, as compared to the 2015 period.

Six Months Ended June 30, 2016, Compared with Six Months Ended June 30, 2015

Revenues and Gross Margin

Revenues decreased by $16,378 to $49,670 for the six months ended June 30, 2016, compared to $66,048 for the same period in 2015. The decline in our revenues during the first half of 2016 was primarily related to the unusually warm weather experienced across the United States during the winter and lower natural gas prices experienced during the first half of 2016 as compared to the first half of 2015.

Gross margin decreased by $2,173 to $22,479 for the six months ended June 30, 2016, compared to $24,652 for the same period in 2015.

The following describes our revenues and gross margins by market:

1)	Revenue from our Maine market decreased by $9,506 as a result of lower sales volumes and lower natural gas prices. Volumes from transportation customers declined by 898 MMcf, primarily as a result of the loss of three industrial customers in the paper industry, which caused a decline in revenue of $1,076 as compared to the six months ended June 30, 2015. The terms of our agreement with one of our transportation customers, Bucksport, were modified to consider the decrease in volumes related to a power generation facility after a paper mill closure. Volumes from full service customers declined by 254 MMcf for the six months ended June 30, 2016, as a result of warmer weather during the first half of 2016 as compared to 2015, which was partially offset by an increased number of customers. Gross margins in our Maine market declined by $1,370 to $5,033 for the second quarter of 2016.

2)	Revenues from our Ohio market decreased $3,630, of which $3,212 was a decline in revenues from full service customers. Revenue from full service customers declined as a result of lower gas prices and warmer weather, which resulted in a decline in volumes sold of 338 MMcf during the first half of 2016, compared to the same period in 2015. Additionally, our Ohio market experienced a decline in revenue of $411 from the sales of Clarion Gas and Walker Gas during the fourth quarter of 2015. Gross margins in our Ohio market declined by $747 to $7,275 for the first half of 2016, of which decline $160 was attributable to Clarion Gas and Walker Gas. Ohio margin declines were partially offset by the absence of an unfavorable gas cost adjustment of $693 related to a PUCO stipulation that occurred during the second quarter of 2015.

3)	Revenue from our Montana market decreased $2,859 primarily caused by a decrease in gas prices compared to the six months ended June 30, 2015, and due to warmer weather that led to less gas consumed in 2016, compared to 2015. Gross margins in our Montana market declined by $15 to $5,275 for the second quarter of 2016.

4)	Revenue from our North Carolina market increased by $427 due to colder weather during the second quarter, which led to a net volume increase of gas consumed of 91 MMcf during the first half of 2016, compared to the same period in 2015. Additionally, during the second quarter of 2015, we recorded an unfavorable adjustment of $234 in our unbilled revenue calculation. Gross margins in our North Carolina market increased by $304 to $4,879 for the first half of 2016.

5)	Total segment revenue and gross margins decreased by $810 and $345 respectively, during the six months ended June 30, 2016, compared to the same period in 2015, as a result of the sale of PGC during the fourth quarter of 2015.

Gas purchases decreased by $14,205 to $27,191 for the six months ended June 30, 2016, compared to $41,396 for the same period in 2015. This decrease was primarily the result of lower prices paid for natural gas and lower volumes of gas sold across our markets during the first half of 2016, as compared to the first half of 2015. Additionally, during the second quarter of 2015, we recorded an unfavorable gas cost adjustment of $693 related to a PUCO stipulation. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Earnings

The natural gas operations segment’s net income for the six months ended June 30, 2016, was $1,999 or $0.19 per diluted share, compared to net income of $4,244 or $0.40 per diluted share for the six months ended June 30, 2015.

Operating expenses increased by $1,168 to $17,698 for the six months ended June 30, 2016, compared to $16,530 for the same period in 2015. Distribution, general and administrative expenses increased by $831, which consisted primarily of increased personnel costs of $528, amortization of the deferred loss on our sale-leaseback of our ERP system software of $446, increased legal costs of $289, and increased IT support costs of $271. These increases in distribution, general and administrative expenses were partially offset by decreased costs of $701 as a result of our disposal of Clarion Gas, Walker Gas and PGC. Depreciation and amortization expense increased by $439 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and the increase of other depreciable assets from capital expenditures during the second half of 2015.

Other expense increased by $157 to $209 for the six months ended June 30, 2016, compared to $52 for the same period in 2015. During the first half 2016, we recorded a loss of $531 on the sale of an unused parcel of land. During the first half of 2015, we entered into an agreement to sell our PGC utility, and recorded expected losses on the sale of $393.

Income tax expense decreased by $1,280 to $1,254 for the six months ended June 30, 2016, compared to $2,534 for the same period in 2015 primarily due to the decrease in pre-tax income in 2016, as compared to the 2015 period.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015

Marketing and production operations
Operating revenues	$2,427	$1,278	$5,670	$3,731
Gas purchased	2,031	1,060	4,971	3,244
Gross margin	396	218	699	487
Operating expenses	(498)	222	(278)	455
Operating income	894	(4)	977	32
Other income (expense)	(1)	-	(1)	-
Income before interest and taxes	893	(4)	976	32
Interest expense	(31)	(31)	(65)	(60)
Income before income taxes	862	(35)	911	(28)
Income tax expense (benefit)	316	(12)	336	(10)

Net income (loss)	$546	$(23)	$575	$(18)

Three Months Ended June 30, 2016, Compared with Three Months Ended June 30, 2015

Revenues and Gross Margin

Revenues from our marketing and production segment increased by $1,149 to $2,427 for the three months ended June 30, 2016, compared to $1,278 for the same period in 2015. Revenues from our EWR marketing operations increased as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenues were eliminated. Revenues from our GNR subsidiary decreased by $242, as compared to last year as a result of lower gas prices and sales volumes.

Gross margin increased by $178 to $396 for the three months ended June 30, 2016, compared to $218 for the same period in 2015. Gross margin from our marketing operations increased by $139 as a result of incremental margin from new customer additions. Gross margin from our production operation decreased by $41 as a result of lower prices received for the volumes that we produced.

Earnings

The marketing and production segment’s net income for the three months ended June 30, 2016, was $546, compared to a net loss of $23 for the three months ended June 30, 2015.

Operating expenses decreased by $720 to income of $498 for the three months ended June 30, 2016, compared to expense of $222 for the same period in 2015. Operating expenses decreased as a result of decreased distribution, general and administrative costs, which included a favorable adjustment of $672 as a result of an agreement that nullified the earn-out provision of the purchase agreement whereby we acquired the assets of GNR.

Income tax expense increased by $328 to $316 for the three months ended June 30, 2016, compared to a benefit of $12 for the same period in 2015 as a result of the increase in pre-tax income in 2016, as compared to the second quarter 2015 pre-tax loss.

Six Months Ended June 30, 2016, Compared with Six Months Ended June 30, 2015

Revenues and Gross Margin

Revenues from our marketing and production segment increased by $1,939 to $5,670 for the six months ended June 30, 2016, compared to $3,731 for the same period in 2015. Revenues from our EWR marketing operations increased as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenues were eliminated. Revenues from our GNR subsidiary decreased by $636, as compared to last year, as a result of lower gas prices and sales volumes.

Gross margin increased by $212 to $699 for the six months ended June 30, 2016, compared to $487 for the same period in 2015. Gross margin from our marketing operations increased by $269 as a result of incremental margin from new customer additions. Gross margin from our production operation decreased by $107 as a result of lower prices received for the volumes that we produced.

Earnings

The marketing and production segment’s income for the six months ended June 30, 2016, was $575, compared to a loss of $18, for the six months ended June 30, 2015.

Operating expenses decreased by $733 to income of $278 for the six months ended June 30, 2016, compared to $455 for the same period in 2015. Operating expenses decreased as a result of decreased distribution, general and administrative costs, which included a favorable adjustment of $672 as a result of an agreement that nullified the earn-out provision of the purchase agreement whereby we acquired the assets of GNR.

Income tax expense increased by $346 to $336 for the six months ended June 30, 2016, compared to a benefit of $10 for the same period in 2015 as a result of the increase in pre-tax income in 2016, as compared to the second quarter 2015 pre-tax loss.

CORPORATE AND OTHER OPERATIONS

Our corporate and other reporting segment includes the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with our holding company functions. It also includes the results of our insurance business. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015

Corporate and other
Operating revenues	$-	$-	$-	$-
Gas purchased	-	-	-	-
Gross margin	-	-	-	-
Operating expenses	2,139	949	2,242	1,828
Operating loss	(2,139)	(949)	(2,242)	(1,828)
Other expense	(35)	(110)	(54)	(160)
Loss before interest and taxes	(2,174)	(1,059)	(2,296)	(1,988)
Interest expense	(96)	(235)	(131)	(403)
Loss before income taxes	(2,270)	(1,294)	(2,427)	(2,391)
Income tax benefit	826	472	884	869
Loss from continuing operations	(1,444)	(822)	(1,543)	(1,522)
Discontinued operations, net of tax	14	213	(9)	650

Net loss	$(1,430)	$(609)	$(1,552)	$(872)

Three Months Ended June 30, 2016, Compared with Three Months Ended June 30, 2015

Results of our corporate and other segment for the three months ended June 30, 2016, include administrative costs of $2,139, corporate expenses of $35, interest expense of $96, offset by an income tax benefit of $826, for a net loss from continuing operations of $1,444. Administrative costs included expense related to director stock compensation awards of $36. Administrative costs increased compared to the second quarter of 2015 primarily as a result of an increase in our legal costs of $1,336 related to corporate matters, including the settlement of our litigation with Richard Osborne and costs related to our proxy contest with Richard Osborne, which are non-recurring expenses.

Results of our corporate and other segment for the three months ended June 30, 2015, which included administrative costs of $949, corporate expenses of $110, interest expense of $235, offset by an income tax benefit of $472, for a net loss from continuing operations of $822. Administrative costs included expense related to director stock compensation awards of $44.

Income from discontinued operations

Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Pipeline Assets. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Net income from discontinued operations decreased by $199 to $14 for the three months ended June 30, 2016, as compared to $213 for the same period in 2015, because the disposal of our discontinued operations was completed during 2015.

Six Months Ended June 30, 2016, Compared with Six Months Ended June 30, 2015

Results of our corporate and other segment for the six months ended June 30, 2016, which included administrative costs of $2,242, corporate expenses of $54, interest expense of $131, offset by an income tax benefit of $884, for a net loss from continuing operations of $1,543. Administrative costs included expense related to director stock compensation awards of $70. Administrative costs increased compared to the first half of 2016 primarily as a result of an increase in our legal costs of $839 related to corporate matters, including the settlement of our litigation with Richard Osborne and costs related to our proxy contest with Richard Osborne, which are non-recurring expenses.

Results of our corporate and other segment for the six months ended June 30, 2015, include administrative costs of $1,828, corporate expenses of $160, interest expense of $403, offset by an income tax benefit of $869, for a net loss from continuing operations of $1,522. Administrative costs included expense related to director stock compensation awards of $98.

Loss from discontinued operations

Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Pipeline Assets. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Net income from discontinued operations decreased by $659 to a loss of $9 for the six months ended June 30, 2016, as compared to income of $650 for the same period in 2015, because the disposal of our discontinued operations was completed during 2015.

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

Cash, excluding restricted cash, increased to $8,156 at June 30, 2016, compared to $2,728 at December 31, 2015.

	Six Months Ended June 30,
	2016	2015

Cash flows from continuing operations
Cash provided by operating activities	$14,676	$11,428
Cash used in investing activities	(3,353)	(4,642)
Cash used in financing activities	(5,886)	(7,891)
Increase (decrease) in cash	$5,437	$(1,105)

Cash flows from discontinued operations
Cash provided by (used in) operating activities	$(9)	$2,245
Cash used in investing activities	-	(398)
Increase (decrease) in cash	$(9)	$1,847

Operating Cash Flow

For the six months ended June 30, 2016, cash provided by operating activities increased by $3,248 as compared to the six months ended June 30, 2015, primarily because we experienced lower working capital requirements as a result of warmer weather and lower prices for natural gas. As a result, we experienced a $4,126 decline in cash outflows from accounts payable during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Additionally, we experienced a $2,325 decline in cash inflows from accounts receivable during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Investing Cash Flow

For the six months ended June 30, 2016, cash used in investing activities decreased by $1,289, as compared to the six months ended June 30, 2015, which was primarily attributable to a decrease of $843 in cash paid for capital expenditures.

Capital Expenditures

Our capital expenditures totaled $4,130 and $4,973 for the six months ended June 30, 2016 and 2015, respectively. The majority of our capital spending is focused on the growth of our natural gas operations segment. During the six months ended June 30, 2016 and 2015, capital expenditures included $1,449 and $377 related to our new ERP system that were not financed under a lease agreement. We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those areas.

Financing Cash Flow

Cash used in financing activities for the six months ended June 30, 2016 and 2015, was $5,886 and $7,891, respectively. Major items affecting financing cash flows for the six months ended June 30, 2016, compared to the same period of the prior year include: a net decrease of $9,361 in repayments of our line of credit, a net increase in repayments of notes payable of $7,488, and an increase of $479 in payments of capital lease obligations.

Historically, to the extent that cash flows from operating activities are not sufficient to fund our expenditure requirements, including costs of gas purchased and capital expenditures, we have used our revolving line of credit. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Generally, our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. Our ability to maintain liquidity depends upon our revolving line of credit with Bank of America, which had a balance of $15,050 and $15,750 at June 30, 2016 and December 31, 2015, respectively. Additionally, at June 30, 2016 and December 31, 2015, we had a short-term notes payable with a principal balance of $4,000 and $2,000, respectively, with NIL Funding. The weighted average interest rate on our outstanding short term borrowings during the six months ended June 30, 2016 and 2015, was 2.88% and 3.07%, respectively, and the weighted average interest rate on our short-term borrowings outstanding as of June 30, 2016 and December 31, 2015, was 3.32% and 2.71%, respectively.

During the second quarter of 2016, nearly all of our long-term notes payable became current liabilities, because they are payable within one year. We expect to refinance these long-term debt agreements with a proposed issuance of debt, as described below.  Upon closing, proceeds from the new debt facilities will replace our five existing loan facilities and provide additional cash for operational purposes. Long-term debt was $34,769 and $39,439, net of debt issuance costs of $194 and $282 at June 30, 2016 and December 31, 2015, respectively, including the amounts due within one year. Current maturities of our long-term debt were $34,761 and $5,012 at June 30, 2016 and December 31, 2015, respectively.

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

Bank of America

Our Energy West subsidiary has a credit facility with Bank of America (“Credit Facility”) that provides for a revolving line of credit with a maximum borrowing capacity of $30,000, due April 1, 2017. This revolving line of credit includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices - a base rate, which is defined as a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or LIBOR plus 175 to 225 basis points. At June 30, 2016 and December 31, 2015, we did not have any base rate borrowings.

Total borrowings under the revolving line of credit were $15,050 and $15,750, and bore interest at a weighted average outstanding rate of 2.21% and 2.17%, at June 30, 2016 and December 31, 2015, respectively. After considering outstanding letters of credit of $166, a total of $14,784 was available to us for loans and letters of credit under the revolving line of credit as of June 30, 2016.

In addition, Energy West has a $10,000 term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). The Term Loan portion of the Credit Facility bears interest at a rate of LIBOR plus 175 to 225 basis points and contains an interest rate swap provision that allows for the interest rate to be fixed in the future, but we have not exercised that provision. The Term Loan amortizes at a rate of $125 per quarter. At June 30, 2016 and December 31, 2015, the Term Loan bore interest at 2.21% and 2.17%, and had a balance of $8,125 and $8,375, respectively.

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

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we make monthly interest payments to NIL Funding, based on an annual rate of 7.5% and the principal balance of the note is due upon maturity on November 15, 2016. The note and loan agreement are subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding may, at its option, require us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. NIL Funding is a related party of ours. See Note 11 – Related Party Transactions in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

Allstate/CUNA

On June 29, 2007, Energy West authorized the sale of $13,000 aggregate principal amount of its 6.16% Notes, due June 29, 2017. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay $4,500 of Notes that were allocated to EWW and EWD on February 12, 2016, plus a prepayment penalty of $310 that was recognized in discontinued operations, net of tax during the fourth quarter of 2015. During the first quarter of 2016 we adjusted our estimate of the prepayment penalty by $29, which was recognized within discontinued operations, net of tax in the accompanying Condensed Consolidated Statement of Operations. See Note 2 – Discontinued Operations in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information regarding our discontinued operations.

The Notes contain various covenants, which include limitations on Energy West’s total dividends and distributions, restrictions on certain indebtedness as outlined below, maintenance of certain interest coverage ratios, and limitations on asset sales as outlined below.

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

The Sun Life covenants restrict certain cash balances and requires a debt service reserve account to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve accounts was $948 at June 30, 2016 and December 31, 2015, and is included in restricted cash on our Condensed Consolidated Balance Sheets. The debt service reserve account cannot be used for operating cash needs.

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

The Ohio subsidiaries are prohibited from creating, assuming or incurring additional indebtedness except for (i) obligations under certain financing agreements, (ii) indebtedness incurred under certain capitalized leases and purchase money obligations not to exceed $500 at any one time outstanding, (iii) indebtedness outstanding as of March 31, 2011, (iv) certain unsecured intercompany indebtedness and (v) certain other indebtedness permitted under the notes.

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

Ring Fencing Restrictions

In addition to the financial covenants under our credit facilities, the ring fencing provisions required by our regulatory commissions impose additional limitations on our liquidity. Specifically, usage of the Bank of America line of credit is regulated by ring fencing provisions from the MPSC, MPUC and NCUC. One of the ring fencing provisions issued by the MPSC requires that of the $30,000 line of credit available, $11,200 must be used or available to be used exclusively by EWM. The remaining $18,800 balance of the line of credit is available for use by Energy West and its other Montana, North Carolina and Maine subsidiaries. Energy West and EWM are required to provide monthly financial reports to the MPSC. We continue to monitor our compliance under these ring fencing provisions on a monthly basis. As of June 30, 2016, we had available $7,925 to be drawn on the Bank of America line of credit after giving effect to the $11,200 allocation to EWM.

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

Item 3. Quantitative And Qualitative Disclosure About Market Risk

There have been no material changes in market risk at June 30, 2016, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

On September 24, 2014, the magistrate judge assigned to the case issued a report and recommendation in response to the motion to dismiss. The magistrate judge recommended that the plaintiffs’ claims against the individual defendants with respect to the “unjust enrichment” allegation in the complaint be dismissed. The magistrate judge recommended that all other portions of the motion to dismiss be denied. On June 4, 2015, the trial judge assigned to the case adopted in full the report and recommendation, the objections filed by the defendants, and the responses from the plaintiffs. The parties are currently engaged in ongoing settlement discussions.

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

On July 14, 2016, we entered into a settlement agreement with Richard Osborne, our former chairman and chief executive officer (the “Settlement”). Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. All matters previously disclosed and subject to the Settlement are briefly referred to below and described in further detail in Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and under the caption “Litigation with Richard Osborne” in the Company’s Definitive Proxy Statement, filed with the SEC on May 6, 2016 and June 21, 2016, respectively. The specific litigation and regulatory proceedings subject to the Settlement:

•	Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al., Case No. 15CV844836, filed in the Court of Common Pleas in Cuyahoga County, Ohio on April 28, 2015: On June 13, 2014, Richard Osborne filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 in the Lake County Court of Common Pleas. Mr. Osborne sought an order requiring us to provide him with meeting minutes and corporate resolutions for the past five years. On February 13, 2015, Mr. Osborne voluntarily dismissed his complaint. On April 28, 2015, Mr. Osborne refiled this lawsuit in the Cuyahoga County Court of Common Pleas. We filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al., Case No. 14CV001512, filed in the Court of Common Pleas in Lake County, Ohio on July 28, 2014: Mr. Osborne (1) demanded payment of an earn-out amount associated with our purchase of assets from JDOG Marketing, (2) alleged that our board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) sought to enforce a July 15, 2014, term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1,000, and (4) sought to invalidate the results of the July 30, 2014, shareholder meeting and asked the court to order us to hold a new meeting at a later date. Mr. Osborne also sought compensatory and punitive damages. We asserted counterclaims including claims for defamation, arising out of the July 9, 2014, letter Mr. Osborne sent to our shareholders and conversion for a company-provided car Mr. Osborne refuses to return to us. Additional counterclaims included claims for battery and intentional infliction of emotional distress, asserted by Wade Brooksby and Michael Victor, respectively, former members of our board of directors. Pursuant to the Settlement, this case was dismissed with prejudice.

•	8500 Station Street LLC v. OsAir Inc., et al, Case No. 14CV002124, transferred from the Mentor Municipal Court, Case No. CVG1400880 (filed October 2, 2014), to the Court of Common Pleas in Lake County, Ohio on November 3, 2014: 8500 Station Street filed a complaint against OsAir on October 2, 2014 (amended in January 2015) for forcible entry and detainer for past-due rent and other damages relating to the premises located at 8500 Station Street, Suite 113, Mentor, Ohio. 8500 Station Street claimed damages in the amount of $82 in unpaid rent and physical damage to the premises as a result of fixtures removed by OsAir in vacating the premises. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Cobra Pipeline Co., Ltd. v. Gas Natural, Inc., et al., Case No. 1:15-cv-00481, filed in the United States District Court for the Northern District of Ohio on March 12, 2015: Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleged that we, and other defendants, accessed and intercepted vehicle tracking data, after we knew or should have known that our authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, 2015, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell National Gas Company vs. Osborne Sr., Richard M., Case No. 15CV001877, filed in the Court of Common Pleas in Lake County, Ohio on October 29, 2015: The complaint alleged that Richard Osborne, while the chairman, president and chief executive officer of Orwell, Great Plains, JDOG, and GNSC fraudulently presented demands for payment to GNSC and Orwell, claiming that payments were due for natural gas purchased from Great Plains and JDOG from January 2012 through September 2013. Mr. Osborne ultimately obtained two checks from Orwell in the total amount of $202. Orwell’s complaint stated a claim of theft and sought liquidated damages in the amount of these checks. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Ohio Rural Natural Gas Co-Op, et al., Case No. 15CV002063, filed in the Court of Common Pleas in Lake County, Ohio on November 30, 2015: Orwell filed a complaint and motion for preliminary injunction against Ohio Rural Natural Gas Co-Op (Ohio Rural) and Mr. Osborne alleging that Ohio Rural and Mr. Osborne acted in concert to convert, for the use of their own supply, natural gas supply lines owned and operated by Orwell. The complaint alleged that on November 20, 2015, Ohio Rural and Mr. Osborne tampered with and severed gas lines owned by Orwell on Tin Man Road in Mentor, Ohio, terminated its service to approximately 50 independently owned businesses, and converted it for their own personal use. The complaint stated claims for conversion, unjust enrichment and civil remedy against criminal act, and seeks compensatory and liquidated damages. On November 30, 2015, Orwell filed a case with the PUCO on the same grounds, captioned In the Matter of Orwell Natural Gas Company, Brainard Gas Corporation and Northeast Ohio Natural Gas Corporations’ Request for Injunctive Relief, Case No. 15-2015-GA-UNC. Pursuant to the Settlement, this matter was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company, LLC, Case Number 15-0475-GA-CSS, filed with the PUCO on March 9, 2015: Orwell’s complaint alleged that on March 5, 2015, an Orwell-Trumbull employee notified Orwell that a pipeline owned by Orwell-Trumbull along Vrooman Road in Lake County, Ohio would be shut down completely for an alleged need to conduct maintenance or move Orwell-Trumbull pipelines. The complaint alleged that Orwell-Trumbull violated Ohio law due to its improper attempt to shut down the pipeline along Vrooman Road and requested the PUCO order Orwell-Trumbull to refrain from shutting off service to the residential and commercial customers along Vrooman Road. On May 9, 2016, Orwell-Trumbull, Orwell and the Ohio Consumers’ Counsel filed a stipulation in which Orwell-Trumbull agreed to provide monthly status updates to the parties to the stipulation regarding the ownership status of certain pipelines along Vrooman Road. The monthly updates will be required until Orwell-Trumbull has either completed construction to re-establish connections or filed a petition to abandon service regarding its pipelines on Vrooman Road. On June 1, 2016, the PUCO dismissed Orwell’s complaint on the basis that the May 9, 2016 stipulation resolved all of the issues in the complaint. Pursuant to the Settlement, this case was closed.

•	Orwell-Trumbull Pipeline Company, LLC v. Orwell Natural Gas Company, Case No: 01-15-0002-9137, filed with the American Arbitration Association on or about March 12, 2015: Filed by Orwell-Trumbull with respect to a dispute under the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. Orwell-Trumbull claims Orwell breached the exclusivity provisions in the Agreement. Orwell filed several counterclaims, including claims for breach of contract, fraud, and unjust enrichment. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC, Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015: On March 31, 2015, Orwell filed a complaint on the same grounds as Case No: 01-15-0002-9137, described above, with the PUCO to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO issued an opinion and order on June 15, 2016, asserting jurisdiction over the Agreement, modifying certain of its terms, ordering any other pipeline owned or controlled by Richard Osborne to file a rate case within 60 days of the order, and ordering the PUCO Staff to undertake an investigative audit of all pipeline companies owned or controlled by Richard Osborne. Although the parties agreed upon certain conduct in the interim, under the Settlement Orwell-Trumbull has the right to appeal the June 15, 2016 PUCO opinion and order. Orwell-Trumbull filed a request for a rehearing on July 15, 2016. Responses are due on July 25, 2016.

•	Gas Natural Resources LLC v. Orwell-Trumbull Pipeline Company LLC, Case No. 16-0663-GA-CSS, filed with the PUCO on March 28, 2016: GNR filed a complaint before the PUCO pursuant to a transportation service agreement between it and Orwell-Trumbull. The agreement was assigned to GNR when we acquired the assets of JDOG Marketing on June 1, 2013. The complaint alleged that Orwell-Trumbull breached the termination provisions of the agreement and violated Ohio law due to Orwell-Trumbull’s failure to file the agreement with the PUCO and its improper attempt to discontinue service under agreement. Pursuant to the Settlement, this case was dismissed with prejudice.

We and Mr. Osborne further agreed to dismiss all other pending or threatened litigation matters between us, although not specifically identified in the agreement. In connection with the Settlement, Mr. Osborne withdrew the director candidates he had nominated for election to the board at the annual meeting of shareholders held on July 27, 2016. The proxy materials circulated in support of his candidates were also withdrawn. Pursuant to the Settlement, further details of the Settlement are confidential.

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. On August 11, 2015, the Montana Supreme Court agreed with us that Mr. Harrington’s employment was governed by Ohio law, and as such he could not take advantage of Montana’s Wrongful Discharge from Employment Act. However, the Montana Supreme Court also held the trial court erred in determining it lacked jurisdiction over the case, finding the trial court should have retained jurisdiction and applied Ohio law to Mr. Harrington’s claims. As Ohio is an “at will” state, we believe there are no claims under Ohio law and the case will ultimately be dismissed by the trial court on remand. On September 28, 2015, Mr. Harrington filed a motion to amend the complaint to assert new causes of action not previously alleged including claims for misrepresentation, constructive fraud based on alleged representations, slander, and mental pain and suffering. We answered the amended complaint to preserve our defenses, and we have also opposed Mr. Harrington’s motion to amend. On December 14, 2015, we filed a motion to dismiss the Montana action in its entirety on the basis that the forum is not appropriate. Our motion to dismiss is now fully briefed and is awaiting ruling by the court. We continue to believe Mr. Harrington’s claims under both Montana and Ohio law are without merit and we will continue to vigorously defend this case on all grounds.

ITEM 1A. RISK FACTORS.

There have been no material changes during the period covered by the Quarterly Report to the risk factors previously disclosed under the “Risk Factors” section of our Annual Report.

ITEM 5. OTHER INFORMATION.

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

ITEM 6. EXHIBITS.

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

Gas Natural Inc.

August 9, 2016	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(Principal Financial Officer)