Form 10-Q
period 2016-09-30
Gas Natural Inc.
filed 2016-11-09
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2016 was 10,519,728 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of September 30, 2016.

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

Bangor Gas. Bangor Natural Gas Company.

Bank of America. Bank of America, N.A.

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

Frontier Gas. Frontier Natural Gas Company.

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

NIL Funding. NIL Funding Corporation.

Notes. Senior unsecured notes payable to Allstate/CUNA

NYSE MKT. NYSE MKT LLC.

Orwell. Orwell Natural Gas Company.

Osborne Trust. The Richard M. Osborne Trust, dated February 24, 2012.

PGC. Public Gas Company, Inc.

PHC. PHC Utilities, Inc.

PUCO. The Public Utilities Commission of Ohio.

SEC. The United States Securities and Exchange Commission.

Spelman. Spelman Pipeline Holdings, LLC.

Sun Life. Sun Life Assurance Company of Canada

U.S. GAAP. Generally accepted accounting principles in the United States of America.

Walker Gas. Walker Gas & Oil Company, Inc.

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
( in thousands)

	September 30,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,833	$2,728
Accounts receivable, less allowance for doubtful accounts of $396 and $506, respectively	5,436	10,635
Accounts receivable due from related parties	14	188
Unbilled gas	1,991	6,995
Inventory
Natural gas	5,266	4,063
Materials and supplies	2,224	2,271
Regulatory assets, current	2,340	2,469
Restricted cash	948	-
Other current assets	3,228	2,174
Total current assets	25,280	31,523

PROPERTY, PLANT, & EQUIPMENT, NET	139,980	142,416

OTHER ASSETS
Regulatory assets, non-current	1,154	1,523
Goodwill	15,872	15,872
Customer relationships, net of amortization	2,398	2,625
Restricted cash	-	1,898
Other non-current assets	1,695	1,530
Total other assets	21,119	23,448
TOTAL ASSETS	$186,379	$197,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2016	2015

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Line of credit	$7,086	$15,750
Accounts payable	5,015	8,784
Accounts payable to related parties	47	192
Notes payable, current portion	-	5,012
Note payable to related party	-	1,980
Accrued liabilities	2,211	2,560
Accrued liabilities payable to related party	87	170
Regulatory liability, current	725	487
Build-to-suit liability	-	2,041
Capital lease liability, current	3,588	2,876
Deferred payment received from levelized billing	2,811	3,107
Other current liabilities	3,888	2,503
Total current liabilities	25,458	45,462

OTHER LIABILITIES
Deferred tax liability	10,526	12,295
Regulatory liability, non-current	1,375	1,251
Capital lease liability, non-current	3,643	5,177
Other long-term liabilities	3,126	3,286
Total other liabilities	18,670	22,009

NOTES PAYABLE, less current portion	49,825	34,427

COMMITMENTS AND CONTINGENCIES (see Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value; Authorized: 30,000,000 shares; Issued and outstanding: 10,515,834 and 10,504,734 shares as of September 30, 2016, and December 31, 2015, respectively	1,577	1,575
Capital in excess of par value	64,088	63,985
Retained earnings	26,761	29,929
Total stockholders’ equity	92,426	95,489
TOTAL CAPITALIZATION	142,251	129,916
TOTAL LIABILITIES AND CAPITALIZATION	$186,379	$197,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Natural gas operations	$10,543	$11,355	$60,213	$77,403
Marketing & production	2,812	1,729	8,482	5,460
Total revenue	13,355	13,084	68,695	82,863

COST OF SALES
Natural gas purchased	4,019	4,614	31,210	46,010
Marketing & production	2,760	1,655	7,731	4,899
Total cost of sales	6,779	6,269	38,941	50,909

GROSS MARGIN	6,576	6,815	29,754	31,954

OPERATING EXPENSES
Distribution, general, and administrative	6,227	6,365	19,323	18,898
Maintenance	211	256	715	871
Depreciation, amortization and accretion	2,014	1,790	5,981	5,348
Taxes other than income	1,024	1,015	3,042	3,023
Provision for doubtful accounts	22	35	99	134
Total operating expenses	9,498	9,461	29,160	28,274

OPERATING INCOME (LOSS)	(2,922)	(2,646)	594	3,680

Other income (loss), net	116	(118)	(148)	(330)
Interest expense	(798)	(812)	(2,313)	(2,567)
Income (loss) before income taxes	(3,604)	(3,576)	(1,867)	783

Income tax (benefit) expense	(1,778)	(1,312)	(1,072)	343

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,826)	(2,264)	(795)	440

Discontinued operations, net of tax	2	3,395	(7)	4,045

NET INCOME (LOSS)	$(1,824)	$1,131	$(802)	$4,485

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.17)	$(0.22)	$(0.08)	$0.04
Discontinued operations	-	0.32	-	0.39
Net income (loss) per share	$(0.17)	$0.10	$(0.08)	$0.43

Dividends declared per common share	$0.075	$0.135	$0.225	$0.270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(802)	$4,485
Less income (loss) from discontinued operations	(7)	4,045
Income (loss) from continuing operations	(795)	440
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,981	5,327
Accretion	-	21
Amortization of debt issuance costs	323	517
Provision for doubtful accounts	99	134
Amortization of deferred loss on sale-leaseback	733	-
Stock based compensation	104	135
Loss on sale of assets	548	769
Unrealized holding gain on contingent consideration	(672)	(75)
Change in fair value of derivative financial instruments	(120)	(120)
Investment tax credit	(16)	(16)
Deferred income taxes	(1,046)	2,686
Changes in assets and liabilities
Accounts receivable, including related parties	5,275	7,533
Unbilled gas	5,004	5,361
Natural gas inventory	(1,203)	(432)
Accounts payable, including related parties	(2,700)	(7,572)
Regulatory assets/liabilities	367	(961)
Prepayments and other	(1,393)	(1,102)
Other assets	1,039	(453)
Other liabilities	(1,016)	57
Net cash provided by operating activities	10,512	12,249

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,785)	(8,325)
Proceeds from sale of fixed assets	2	66
Proceeds from note receivable	-	59
Customer advances for construction	94	33
Contributions in aid of construction	960	606
Net cash used in investing activities	(4,729)	(7,561)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	9,300	13,750
Repayments of lines of credit	(6,800)	(26,761)
Repayments of notes payable, including related parties	(6,886)	(5,407)
Proceeds from notes payable, including related parties	4,000	5,000
Repayment of capital lease obligations	(2,495)	(1,560)
Debt issuance costs paid	(213)	(151)
Dividends paid	(1,577)	(2,834)
Net cash used in financing activities	(4,671)	(17,963)

DISCONTINUED OPERATIONS
Operating cash flows	(7)	1,288
Investing cash flows	-	14,305
Net cash provided by (used in) discontinued operations	(7)	15,593

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,105	2,318
Cash and cash equivalents, beginning of period	2,728	1,586

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,833	$3,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,366	$2,085
Cash received from income tax refunds, net	163	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Restricted cash released from customer deposit	$950	$-
Assets acquired under build-to-suit agreement	516	3,182
Capital expenditures included in accounts payable	33	426
Capitalized interest	141	324
Dividends declared, not yet paid	789	1,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Energy West was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009. On July 9, 2010, we changed our name to Gas Natural Inc. (the “Company,” “we,” “us,” or “our”) and reincorporated in Ohio. In October 2015 we implemented a plan of reorganization and formed a new holding company, PHC Utilities, Inc., an Ohio Corporation, that is the parent company of our regulated utility subsidiaries, Cut Bank Gas, EWM, Frontier Gas, Bangor Gas, NEO, Brainard, Orwell, and Spelman. We are a natural gas company with operations in four states. Gas Natural is the parent company of Energy West Propane, Inc., EWR, GNR, Lone Wolfe, PHC and Independence. PHC Utilities, Inc. is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Ohio. EWR is a natural gas marketing and production company with non-regulated operations in Montana. GNR is a natural gas marketing company that markets gas in Ohio. Energy West Propane, Inc. distributes propane with non-regulated operations in Montana. Lone Wolfe serves as an insurance agent for us. We have three operating and reporting segments:

•	Natural Gas. Representing the majority of our revenue, we annually distribute approximately 21 Bcf of natural gas through regulated utilities operating in Maine, Montana, North Carolina and Ohio. Our natural gas utility subsidiaries include Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas (Montana), EWM (Montana), Frontier Gas (North Carolina), NEO (Ohio) and Orwell (Ohio). As of September 30, 2016, we served approximately 68,600 customers.

•	Marketing and Production. Annually, we market approximately 1.5 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming and Ohio through our EWR and GNR subsidiaries. Our EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns or manages, an average 55% gross working interest (average 46% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Corporate and Other. Corporate and other encompasses the results of our equity transactions and discontinued operations. Included in corporate and other are costs associated with business development and acquisitions, dividend income, recognized gains or losses from the sale of marketable securities, and the results of our discontinued operations from the sales of EWW, the Shoshone and Glacier pipelines, and Independence.

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

Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. A majority of our revenue is derived from natural gas utility operations, making revenue seasonal in nature. Therefore, the largest portion of our operating revenue is generated during the colder months of the year when our sales volumes increase considerably. Reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies described in our Annual Report.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the treatment of several types of cash receipts and payments for which there was diversity in practice. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and is to be applied using one of two retrospective application methods, with early application not permitted. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
EWW/Pipeline Assets
Revenue	$-	$-	$-	$4,609
Cost of sales	-	-	-	(2,534)
Distribution, general & administrative	(9)	-	(9)	(780)
Maintenance	-	-	-	(81)
Taxes other than income	-	-	-	(168)
Other income	1	-	14	7
Interest expense	-	2	(29)	1
Pretax income (loss) from discontinued operations	(8)	2	(24)	1,054
Gain on the sale of EWW/Pipeline Assets	-	5,366	-	5,366
Income tax expense (benefit)	(19)	1,961	(30)	2,345
Income from discontinued operations of EWW/Pipeline Assets	$11	$3,407	$6	$4,075
Independence
Loss from discontinued operations of Independence	(9)	(12)	(13)	(30)
Discontinued operations, net of income tax	$2	$3,395	$(7)	$4,045

EWW and the Glacier and Shoshone Pipelines

On October 10, 2014, we executed a stock purchase agreement for the sale of all of the stock of our wholly-owned subsidiary, EWW, to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in our natural gas operations segment. In conjunction with this sale, our former EWD subsidiary entered into an asset purchase agreement for the sale of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. The Pipeline Assets have historically comprised the entirety of our pipeline segment. As a result of EWW and the Pipeline Assets’ classification as discontinued operations, their results have been included in our corporate and other segment for all periods presented. On July 1, 2015, we completed a sale of all of the stock of our wholly-owned subsidiary, EWW, to Cheyenne and we received proceeds, net of costs to sell, of $14,223 for the sale of EWW and $1,185 for the sale of the Pipeline Assets. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay $4,500 of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016, plus a prepayment penalty of $310 that was recognized in discontinued operations, net of tax during the fourth quarter of 2015. During the first quarter of 2016 we adjusted our estimate of the prepayment penalty by $29, which was recognized within discontinued operations, net of tax in the accompanying Condensed Consolidated Statement of Operations. See Note 7 – Credit Facilities and Long-Term Debt for more information regarding our debt agreements.

Our subsidiary, EWR, continues to conduct some business with both EWW and Black Hills relating to the Pipeline Assets. EWW will continue to purchase natural gas from EWR under an established gas purchase agreement through the first quarter of 2017. Additionally, EWR will continue to use EWW’s transmission system under a standing transportation agreement through the first quarter of 2017. Finally, EWR will continue to use the Pipeline Assets’ transmission systems under a standing transportation agreement through October 2017. During the three and nine months ended September 30, 2016, we recorded revenue in our income from continuing operations of $685 and $2,586 respectively from Black Hills for gas and transportation under these ongoing agreements. These transactions are a continuation of transactions that were conducted prior to the sales of EWW and the Pipeline Assets and were eliminated through the consolidation process until their sale to third parties.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 3 – Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations	$(1,826)	$(2,264)	$(795)	$440
Income (loss) from discontinued operations	2	3,395	(7)	4,045
Net income (loss)	$(1,824)	$1,131	$(802)	$4,485

Denominator:
Basic weighted average common shares outstanding	10,512,680	10,494,130	10,508,154	10,490,736
Dilutive effect of restricted stock awards	-	1,134	-	1,173
Diluted weighted average common shares outstanding	10,512,680	10,495,264	10,508,154	10,491,909

Basic & diluted earnings (loss) per share of common stock:
Continuing operations	$(0.17)	$(0.22)	$(0.08)	$0.04
Discontinued operations	$-	$0.32	$-	$0.39
Net income (loss)	$(0.17)	$0.10	$(0.08)	$0.43

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2016, there were 1,868 and 102, respectively, shares that would have been anti-dilutive and were therefore excluded from the calculation of diluted earnings per share. There were no shares or share equivalents that would have been anti-dilutive and therefore excluded in the calculation of diluted earnings per share for the other periods presented. Unvested restricted stock awards are treated as participating securities because they participate equally in dividends and earnings with other common shares.

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

We categorize our fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2016
	Level 1	Level 2	Level 3	Total

ASSETS:
Commodity swap contracts	$-	$66	$-	$66

	December 31, 2015
	Level 1	Level 2	Level 3	Total

LIABILITIES:
Commodity swap contracts	$-	$54	$-	$54

Contingent consideration	$-	$-	$672	$672

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

Contingent Consideration Liability

The contingent consideration liability categorized in Level 3 of the fair value hierarchy arose as a result of a purchase agreement, pursuant to which we acquired the assets of our GNR subsidiary in 2013. The purchase agreement for the transaction provided for contingent “earn-out” payments in the form of validly issued, fully paid and non-assessable shares of our common stock for a period of five years after the closing of the transaction if the acquired business achieved a minimum annual EBITDA target of $810. If the acquired business’s actual EBITDA for a given year is less than the target EBITDA, then no earn-out payment is due and payable for that period. If the acquired business’s actual EBITDA for a given year meets or exceeds the target EBITDA, then an earn-out payment in an amount equal to actual EBITDA divided by target EBITDA multiplied by $575 will have been earned for that year.

We recorded a liability for an earn-out payment for the year ended December 31, 2013. We did not believe an earn-out payment was due to JDOG Marketing as a result of payments made by the Ohio utilities to JDOG Marketing during 2013 that were disallowed by the PUCO. Richard Osborne, our former chairman and chief executive officer, believed that JDOG Marketing was entitled to the earn-out. Richard Osborne and JDOG Marketing filed a suit against us for the earn-out payment for 2013. During the second quarter of 2016, we settled the suit and recorded a gain of $672 on the resolution of the liability because the earn-out provision of the purchase agreement was nullified and no amounts are payable related to the earn-out. See Note 14 – Commitments and Contingencies for more information about the litigation between us and Richard Osborne.

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

The following table summarizes our commodity swap contracts outstanding as of September 30, 2016. We will pay the fixed price listed based on the volumes denoted in the table below in exchange for a variable payment from a counterparty based on the market price for the natural gas product listed for these volumes. These payments are settled monthly.

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

We included in cost of sales in the accompanying Condensed Consolidated Statements of Operations, $316 and $2,948 of losses on commodity swap agreements not designated as hedging instruments for the three and nine months ended September 30, 2015, related to our regulated utilities. Our regulated utilities did not have any swap agreements during the first nine months of 2016. Losses/(gains) on commodity swap agreements not designated as hedging instruments for non-regulated subsidiaries were $48 and $16 for the three months ended September 30, 2016 and 2015, respectively, and $(46) and $(120) for the nine months ended September 30, 2016 and 2015, respectively, which amounts are included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, we included $66 and $(54), respectively, of assets (liabilities) related to commodity swap agreements that are not designated as hedging instruments in derivative instruments in the accompanying Condensed Consolidated Balance Sheets.

Note 6 - Regulatory Assets and Liabilities

The following table summarizes the components of our regulatory asset and liability balances at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Current	Long-term	Current	Long-term

REGULATORY ASSETS
Recoverable cost of gas purchases	$1,837	$-	$1,936	$-
Deferred costs	490	857	490	1,226
Income taxes	-	297	-	297
Rate case costs	13	-	43	-
Total regulatory assets	$2,340	$1,154	$2,469	$1,523

REGULATORY LIABILITIES
Over-recovered gas purchases	$725	$-	$487	$-
Income taxes	-	83	-	83
Asset retirement costs	-	1,292	-	1,168
Total regulatory liabilities	$725	$1,375	$487	$1,251

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 7 – Credit Facilities and Long-Term Debt

During the second quarter of 2016, nearly all of our long-term notes payable became due within one year. These notes payable are presented on the September 30, 2016 balance sheets as long-term balances because on October 19, 2016, we refinanced those long-term debt agreements with an issuance of $50,000 of senior notes.  Additionally, we established a $42,000 five-year revolving credit facility. In our September 30, 2016, Condensed Consolidated Balance Sheet, we have reclassified the short term portion of our borrowings because they were refinanced before these financial statements were issued. See Note 15 – Subsequent Events for further details regarding our new debt agreements.  Upon closing, proceeds from the new debt arrangements replaced our six previously existing loan facilities. The following table presents our outstanding borrowings at September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
Borrowings outstanding
6.95% NIL Funding fixed rate note to related party, due April 20, 2016	$-	$2,000
7.5% NIL Funding fixed rate note to related party, due November 15, 2016	4,000	-
Bank of America line of credit, due April 1, 2017	18,250	15,750
LIBOR plus 1.75% to 2.25%, Bank of America amortizing term loan, due April 1, 2017	8,000	8,375
6.16% Allstate/CUNA Senior unsecured note, due June 29, 2017	8,500	13,000
5.38% Sun Life fixed rate note, due June 1, 2017	15,334	15,334
4.15% Sun Life senior secured guaranteed note, due June 1, 2017	2,990	2,990
Vehicle and equipment financing loans	12	22
Total borrowings outstanding	57,086	57,471
Less: unamortized debt issuance costs	(175)	(302)
Borrowings outstanding, less unamortized debt issuance costs	$56,911	$57,169

The weighted average interest rate on our outstanding short term borrowings during the three months ended September 30, 2016 and 2015, was 3.34% and 2.80%, respectively, and during the nine months ended September 30, 2016 and 2015, was 3.04% and 3.00%, respectively. The weighted average interest rate on our short-term borrowings outstanding as of September 30, 2016 and December 31, 2015, was 3.32% and 2.71%, respectively.

Bank of America

As of September 30, 2016 our Energy West subsidiary had a credit facility with Bank of America (“Credit Facility”) that provided for a revolving line of credit with a maximum borrowing capacity of $30,000 due April 1, 2017. This revolving line of credit included an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrued interest based on our option of two indices: (1) a base rate, which is defined as a daily rate based on the highest of (x) the prime rate, (y) the Federal Funds Rate plus 50 basis points, or (z) the daily LIBOR rate plus 100 basis points, or (2) LIBOR plus 175 to 225 basis points. At September 30, 2016, we had $1,200 of base rate borrowings and at December 31, 2015, we did not have any base rate borrowings. The weighted average outstanding interest rate on our revolving line of credit as of September 30, 2016 and December 31, 2015, was 2.40% and 2.17%, respectively. After considering outstanding letters of credit of $164, a total of $11,586 was available to us for loans and letters of credit under the revolving line of credit as of September 30, 2016.

In addition, Energy West had a $10,000 term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). The Term Loan portion of the Credit Facility bore interest at a rate of LIBOR plus 175 to 225 basis points and contained an interest rate swap provision that allowed for the interest rate to be fixed in the future. The Term Loan amortized at a rate of $125 per quarter. At September 30, 2016 and December 31, 2015, the Term Loan bore interest at 2.27% and 2.17%, respectively, and had a balance of $8,000 and $8,375 respectively.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The Bank of America revolving credit agreement and Term Loan contained various covenants, which required that Energy West and its subsidiaries maintained compliance with a number of financial covenants, including a limitation on investments in another entity by acquisition of any debt or equity securities or assets or by making loans or advances to such entity. In addition, Energy West was required to maintain a total debt to total capital ratio of not more than 0.55-to-1.00 and an interest coverage ratio of no less than 2.0-to-1.0. The Bank of America agreements established limits on Energy West’s ability to incur additional borrowings, pay dividends, redeem or repurchase stock, consummate a merger or acquisition and dispose of assets. See Note 15 – Subsequent Events for further details regarding our new debt agreements.

NIL Funding

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we made monthly interest payments, based on an annual rate of 7.5% and the principal balance of the note would have been due upon maturity on November 15, 2016. The note and loan agreement were subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding could have, at its option, required us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. NIL Funding is a related party of ours. See Note 12 – Related Party Transactions for further details regarding our related party transactions. See Note 15 – Subsequent Events for further details regarding our new debt agreements.

On October 23, 2015, we entered into a loan agreement and promissory note for $3,000 with NIL Funding. Pursuant to the note and loan agreement, NIL Funding made a loan to us that bore an annual interest rate of 6.95%, and had a maturity date of April 20, 2016. As of December 31, 2015, the NIL Funding loan had an outstanding balance of $2,000. On March 14, 2016, the NIL Funding credit facility was paid off and extinguished. NIL Funding is a related party of ours. See Note 12 – Related Party Transactions for further details about our relationship with NIL Funding.

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

The Notes were an obligation of Energy West. The Notes contained various covenants, including a limitation on Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 100% of aggregate consolidated net income for such period. The Notes restricted Energy West from incurring additional senior indebtedness in excess of 65% of capitalization at any time and required Energy West to maintain an interest coverage ratio of more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years. See Note 15 – Subsequent Events for further details regarding our new debt agreements.

Sun Life

The Sun Life Fixed Rate Note (“Fixed Rate Note”) was a joint obligation of Gas Natural, NEO, Orwell and Brainard, and was guaranteed by Gas Natural, Lightning Pipeline and Great Plains (the “Obligors”). The Fixed Rate Note was governed by a note purchase agreement. Under the note purchase agreement, we were required to make monthly interest payments and the principal was due at maturity. Prepayment of this note prior to maturity was subject to a 50 basis point make-whole premium. See Note 15 – Subsequent Events for further details regarding our new debt agreements.

The Sun Life senior secured guaranteed note was a joint obligation of NEO, Orwell, and Brainard and was guaranteed by our non-regulated Ohio subsidiaries.

The Sun Life covenants restricted certain cash balances and required a debt service reserve account to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve account was $948 at September 30, 2016 and December 31, 2015, and was included in restricted cash on our Condensed Consolidated Balance Sheets. The debt service reserve account could not be used for operating cash needs. The Sun Life agreements established limits on the Obligors’ ability to incur additional borrowings, pay dividends, redeem or repurchase stock, consummate a merger or acquisition and dispose of assets. Generally, we could consummate a merger or consolidation if there was no event of default and the provisions of the notes were assumed by the surviving or continuing entity. An event of default, if not cured or waived, would have required us to immediately pay the outstanding principal balance of the notes as well as any and all interest and other payments due. An event of default would also have entitled Sun Life to exercise certain rights with respect to any collateral that secured the indebtedness incurred under the Sun Life notes.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The Sun Life covenants required, on a consolidated basis, an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The notes generally defined the interest coverage ratio as the ratio of EBITDA to gross interest expense. The Sun Life notes also required that we not permit indebtedness to exceed 60% of capitalization at any time. The interest coverage ratio and the debt to capitalization ratio were measured with respect to the Obligors on a consolidated basis and also with respect to us and all of our subsidiaries on a consolidated basis.

Note 8 – Stock Compensation

2012 Incentive and Equity Award Plan

During the three months ended September 30, 2016 and 2015, we recognized $29 and $31 of compensation expense, related to 3,894 and 3,471 shares of common stock, respectively, and during the nine months ended September 30, 2016 and 2015, we recognized $89 and $120 of compensation expense related to 11,994 and 12,305 shares of our common stock, respectively, that were earned by the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date.

During the three and nine months ended September 30, 2016 and 2015, we recognized $5 and $15, of compensation expense related to the vesting of restricted shares awarded under the 2012 Incentive and Equity Award Plan. These shares vest ratably on July 21, 2015, 2016, and 2017. During the vesting period, each restricted share has the same rights to dividend distributions and voting as any other common share.

Note 9 – Employee Benefit Plans

We have a defined contribution plan (the “401k Plan”) that covers substantially all of our employees. The plan provides for an annual contribution of 3% of all employees’ salaries and an additional contribution of 10% of each participant’s elective deferrals, which until July 1, 2016, was invested in shares of our common stock under the 401k Plan. Contributions after July 1, 2016, are made based on each participant’s investment allocation. We recognized $117 and $114 of contributions to the 401k Plan for the three months ended September 30, 2016 and 2015, respectively, and $364 and $352 for the nine months ended September 30, 2016 and 2015, respectively.

We sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing Medicare supplement benefits to eligible retirees. We discontinued contributions in 2006 and are no longer required to fund the Retiree Health Plan. The Retiree Health Plan pays eligible retirees (post-65 years of age) a monthly stipend toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. As of September 30, 2016 and December 31, 2015, the value of plan assets was $86 and $102, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted, at which time the plan will be terminated.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 10 – Lease Agreement

Upon completion of the final phase of our ERP system implementation project during the first quarter of 2016, we determined that the lease of the ERP system qualifies for sales recognition under sale-leaseback accounting guidance and that the lease governing our future use of the assets is a capital lease. Accordingly, we recorded property, plant and equipment and a capital lease liability of $1,672, based on the present value of our minimum lease payments. We removed the build-to-suit liability and the related assets from our condensed consolidated balance sheets and we deferred a loss on the sale of the software assets of $1,196 that will be amortized ratably over the thirty month life of the lease. The deferred loss represents the difference between the fair value of that property and the amount financed in the sale-leaseback transaction. Based on the nature of the transaction, the fair value of the property leased was determined to be the costs capitalized. We will make lease payments of $58 per month over the thirty month term of the lease related to this phase three of the ERP implementation project. Our total lease payments related to our ERP implementation project, including the leases that we entered during 2015, will be $294 through 2017 and will decline in 2018 as each of the leases reach the end of their respective term. As of September 30, 2016 and December 31, 2015, we had capital lease obligations of $5,755 and $6,379, respectively, and unamortized deferred losses on the sale-leaseback of our ERP system of $2,065 and $1,679. See Note 14 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in our Annual Report for more information about our ERP system leases.

Note 11 – Income Taxes

Our income tax position differs from the amount computed by applying the federal statutory rate to pre-tax income or loss as presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Tax (benefit) expense at statutory rate of 34%	$(1,229)	$603	$(646)	$2,433
State income tax (benefit), net of Federal tax benefit (expense)	(80)	43	47	254
Amortization of deferred investment tax credits	(5)	(5)	(16)	(16)
Tax credits	(292)	-	(292)	-
Adjustment to tax return filed	(181)	-	(181)	-
Other	(3)	1	(10)	(1)

Total income tax (benefit) expense	(1,790)	642	(1,098)	2,670
Less: income tax from discontinued operations	(12)	1,954	(26)	2,327

Income tax (benefit) expense from continuing operations	$(1,778)	$(1,312)	$(1,072)	$343

Note 12 – Related Party Transactions

Relationships with Richard Osborne

Historically we engaged in various related party transactions with entities owned or controlled by our former chairman and chief executive officer, Richard Osborne. After Richard Osborne’s removal as chief executive officer on May 1, 2014, the board took a measured approach to reduce or terminate, as appropriate, related party transactions with Richard Osborne while ensuring that we continue to serve our customers affected by such transactions. These efforts were made in furtherance of our long-term plan to phase out related party transactions. We made purchases of natural gas and transportation services from entities owned or controlled by Richard Osborne of $377 and $433, respectively, during the three months ended September 30, 2016 and 2015, and $1,584 and $2,146, respectively, during the nine months ended September 30, 2016 and 2015. We incurred rent expense related to entities owned or controlled by Richard Osborne of $6 during the three months ended September 30, 2015, and $2 and $20, respectively, during the nine months ended September 30, 2016 and 2015. We did not rent any facilities from entities owned or controlled by Richard Osborne during the three months ended September 30, 2016. We sold natural gas to entities owned or controlled by Richard Osborne of $2 during the three months ended September 30, 2015, and $6 and $28, respectively, during the nine months ended September 30, 2016 and 2015, respectively. We did not sell natural gas to any entities owned or controlled by Richard Osborne during the three months ended September 30, 2016. During the nine months ended September 30, 2015, we recognized rental income of $8 from entities owned or controlled by Richard Osborne. We did not earn rental income from related parties in any other period presented in this Quarterly Report on Form 10-Q.

As of September 30, 2016 and December 31, 2015, we had accounts receivable of $14 and $188, respectively, due from companies owned or controlled by Richard Osborne. As of September 30, 2016 and December 31, 2015, we had accounts payable of $47 and $192, respectively, due to companies owned or controlled by Richard Osborne.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

We accrued a liability of $87 and $170 due to companies controlled by Richard Osborne for natural gas used and transportation charges as of September 30, 2016 and December 31, 2015, respectively, which were not yet invoiced. The related expense is included in the gas purchased line item in the accompanying Condensed Consolidated Statements of Operations. During the second quarter of 2016, we recorded $2,908 to establish an accrual payable to related parties for the settlement of certain pending legal matters between us and Richard Osborne, of which, $2,000 was paid during the third quarter of 2016. See Note 14 – Commitments and Contingencies for further details regarding our legal matters.

In addition, we had related party natural gas imbalances of $174 and $256 at September 30, 2016 and December 31, 2015, respectively, which were included in our natural gas inventory balance. These amounts represent quantities of natural gas due to us from natural gas transportation companies controlled by Richard Osborne.

Relationship with NIL Funding

NIL Funding is an affiliate of The InterTech Group, Inc. (“InterTech”). The chairperson and chief executive officer of InterTech is Anita G. Zucker. Mrs. Zucker, as trustee of the Article 6 Marital Trust, under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, beneficially owned 1,040,640 shares, or 9.89%, of our outstanding common stock, as of May 18, 2016. Two members of our Board of Directors, Robert Johnston and Michael Bender, also currently serve as executive vice president and chief strategy officer and director, corporate secretary and corporate counsel, respectively, of InterTech. See Note 7 - Credit Facilities and Long-Term Debt for more information about our transactions with NIL Funding.

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we made monthly interest payments to NIL Funding, based on an annual rate of 7.5% and the principal balance of the note would have been due upon maturity on November 15, 2016. On October 19, 2016, we paid the balance of this note payable with the proceeds from our senior notes and revolving credit agreement. See Note 15- Subsequent Events for more information about our new credit facilities. The note and loan agreements were subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding could have, at its option, required us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. See Note 7 – Credit Facilities and Long-Term Debt for more information regarding our credit facilities.

Note 13 – Segment Reporting

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

The following tables set forth summarized financial information for our natural gas, marketing and production, and corporate and other operations segments for the three and nine months ended September 30, 2016 and 2015.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended September 30, 2016

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUE	$10,545	$2,982	$-	$13,527
Intersegment elimination	(2)	(170)	-	(172)
Total operating revenue	10,543	2,812	-	13,355

COST OF SALES	4,021	2,930	-	6,951
Intersegment elimination	(2)	(170)	-	(172)
Total cost of sales	4,019	2,760	-	6,779

GROSS MARGIN	$6,524	$52	$-	$6,576

OPERATING EXPENSES	8,619	158	721	9,498

OPERATING LOSS	$(2,095)	$(106)	$(721)	$(2,922)

DISCONTINUED OPERATIONS	$-	$-	$2	$2

NET LOSS	$(1,556)	$(117)	$(151)	$(1,824)

Three Months Ended September 30, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUE	$11,356	$1,886	$-	$13,242
Intersegment elimination	(1)	(157)	-	(158)
Total operating revenue	11,355	1,729	-	13,084

COST OF SALES	4,615	1,812	-	6,427
Intersegment elimination	(1)	(157)	-	(158)
Total cost of sales	4,614	1,655	-	6,269

GROSS MARGIN	$6,741	$74	$-	$6,815

OPERATING EXPENSES	8,894	142	450	9,486
Intersegment elimination	(25)	-	-	(25)
Total operating expenses	8,869	142	450	9,461

OPERATING LOSS	$(2,128)	$(68)	$(450)	$(2,646)

DISCONTINUED OPERATIONS	$-	$-	$3,395	$3,395

NET INCOME (LOSS)	$(1,902)	$(65)	$3,098	$1,131

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Nine Months Ended September 30, 2016

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUE	$60,228	$9,240	$-	$69,468
Intersegment elimination	(15)	(758)	-	(773)
Total operating revenue	60,213	8,482	-	68,695

COST OF SALES	31,225	8,489	-	39,714
Intersegment elimination	(15)	(758)	-	(773)
Total cost of sales	31,210	7,731	-	38,941

GROSS MARGIN	$29,003	$751	$-	$29,754

OPERATING EXPENSES	26,316	(119)	2,963	29,160

OPERATING INCOME (LOSS)	$2,687	$870	$(2,963)	$594

DISCONTINUED OPERATIONS	$-	$-	$(7)	$(7)

NET INCOME (LOSS)	$445	$457	$(1,704)	$(802)

Nine Months Ended September 30, 2015

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUE	$77,420	$8,916	$-	$86,336
Intersegment elimination	(17)	(3,456)	-	(3,473)
Total operating revenue	77,403	5,460	-	82,863

COST OF SALES	46,027	8,355	-	54,382
Intersegment elimination	(17)	(3,456)	-	(3,473)
Total cost of sales	46,010	4,899	-	50,909

GROSS MARGIN	$31,393	$561	$-	$31,954

OPERATING EXPENSES	25,485	597	2,279	28,361
Intersegment elimination	(87)	-	-	(87)
Total operating expenses	25,398	597	2,279	28,274

OPERATING INCOME (LOSS)	$5,995	$(36)	$(2,279)	$3,680

DISCONTINUED OPERATIONS	$-	$-	$4,045	$4,045

NET INCOME (LOSS)	$2,342	$(84)	$2,227	$4,485

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 14 – Commitments and Contingencies

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

Richard Osborne Suits

On July 14, 2016, we entered into a settlement agreement with Richard Osborne, our former chairman and chief executive officer (the “Settlement”). Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. All matters previously disclosed and subject to the Settlement are briefly referred to below and described in further detail in Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and under the caption “Litigation with Richard Osborne” in the Company’s Definitive Proxy Statement, filed with the SEC on May 9, 2016 and June 21, 2016, respectively. The specific litigation and regulatory proceedings subject to the Settlement include:

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

•	Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al., Case No. 15CV844836, filed in the Court of Common Pleas in Cuyahoga County, Ohio on April 28, 2015: On June 13, 2014, Richard Osborne filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 in the Lake County Court of Common Pleas. Mr. Osborne sought an order requiring us to provide him with meeting minutes and corporate resolutions for the past five years. On February 13, 2015, Mr. Osborne voluntarily dismissed his complaint. On April 28, 2015, Mr. Osborne refiled this lawsuit in the Cuyahoga County Court of Common Pleas. We filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al., Case No. 14CV001512, filed in the Court of Common Pleas in Lake County, Ohio on July 28, 2014: Mr. Osborne (1) demanded payment of an earn-out amount associated with our purchase of assets from JDOG Marketing, (2) alleged that our board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) sought to enforce a July 15, 2014, term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1,000, and (4) sought to invalidate the results of the July 30, 2014, shareholder meeting and asked the court to order us to hold a new meeting at a later date. Mr. Osborne also sought compensatory and punitive damages. We asserted counterclaims including claims for defamation, arising out of the July 9, 2014, letter Mr. Osborne sent to our shareholders and conversion for a company-provided car Mr. Osborne refuses to return to us. Additional counterclaims included claims for battery and intentional infliction of emotional distress, asserted by Wade Brooksby and Michael Victor, respectively, former members of our board of directors. Pursuant to the Settlement, this case was dismissed with prejudice.

•	8500 Station Street LLC v. OsAir Inc., et al, Case No. 14CV002124, transferred from the Mentor Municipal Court, Case No. CVG1400880 (filed October 2, 2014), to the Court of Common Pleas in Lake County, Ohio on November 3, 2014: 8500 Station Street filed a complaint against OsAir on October 2, 2014 (amended in January 2015) for forcible entry and detainer for past-due rent and other damages relating to the premises located at 8500 Station Street, Suite 113, Mentor, Ohio. 8500 Station Street claimed damages in the amount of $82 in unpaid rent and physical damage to the premises as a result of fixtures removed by OsAir in vacating the premises. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Cobra Pipeline Co., Ltd. v. Gas Natural, Inc., et al., Case No. 1:15-cv-00481, filed in the United States District Court for the Northern District of Ohio on March 12, 2015: Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleged that we, and other defendants, accessed and intercepted vehicle tracking data, after we knew or should have known that our authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. On September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, 2015, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell National Gas Company vs. Osborne Sr., Richard M., Case No. 15CV001877, filed in the Court of Common Pleas in Lake County, Ohio on October 29, 2015: The complaint alleged that Richard Osborne, while the chairman, president and chief executive officer of Orwell, Great Plains, JDOG, and GNSC fraudulently presented demands for payment to GNSC and Orwell, claiming that payments were due for natural gas purchased from Great Plains and JDOG from January 2012 through September 2013. Mr. Osborne ultimately obtained two checks from Orwell in the total amount of $202. Orwell’s complaint stated a claim of theft and sought liquidated damages in the amount of these checks. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Ohio Rural Natural Gas Co-Op, et al., Case No. 15CV002063, filed in the Court of Common Pleas in Lake County, Ohio on November 30, 2015: Orwell filed a complaint and motion for preliminary injunction against Ohio Rural Natural Gas Co-Op (Ohio Rural) and Mr. Osborne alleging that Ohio Rural and Mr. Osborne acted in concert to convert, for the use of their own supply, natural gas supply lines owned and operated by Orwell. The complaint alleged that on November 20, 2015, Ohio Rural and Mr. Osborne tampered with and severed gas lines owned by Orwell on Tin Man Road in Mentor, Ohio, terminated its service to approximately 50 independently owned businesses, and converted it for their own personal use. The complaint stated claims for conversion, unjust enrichment and civil remedy against criminal act, and seeks compensatory and liquidated damages. On November 30, 2015, Orwell filed a case with the PUCO on the same grounds, captioned In the Matter of Orwell Natural Gas Company, Brainard Gas Corporation and Northeast Ohio Natural Gas Corporations’ Request for Injunctive Relief, Case No. 15-2015-GA-UNC. Pursuant to the Settlement, this matter was dismissed with prejudice.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company, LLC, Case Number 15-0475-GA-CSS, filed with the PUCO on March 9, 2015: Orwell’s complaint alleged that on March 5, 2015, an Orwell-Trumbull employee notified Orwell that a pipeline owned by Orwell-Trumbull along Vrooman Road in Lake County, Ohio would be shut down completely for an alleged need to conduct maintenance or move Orwell-Trumbull pipelines. The complaint alleged that Orwell-Trumbull violated Ohio law due to its improper attempt to shut down the pipeline along Vrooman Road and requested the PUCO order Orwell-Trumbull to refrain from shutting off service to the residential and commercial customers along Vrooman Road. On May 9, 2016, Orwell-Trumbull, Orwell and the Ohio Consumers’ Counsel filed a stipulation in which Orwell-Trumbull agreed to provide monthly status updates to the parties to the stipulation regarding the ownership status of certain pipelines along Vrooman Road. The monthly updates will be required until Orwell-Trumbull has either completed construction to re-establish connections or filed a petition to abandon service regarding its pipelines on Vrooman Road. On June 1, 2016, the PUCO dismissed Orwell’s complaint on the basis that the May 9, 2016, stipulation resolved all of the issues in the complaint. Pursuant to the Settlement, this case was closed.

•	Orwell-Trumbull Pipeline Company, LLC v. Orwell Natural Gas Company, Case No: 01-15-0002-9137, filed with the American Arbitration Association on or about March 12, 2015: Filed by Orwell-Trumbull with respect to a dispute under the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. Orwell-Trumbull claims Orwell breached the exclusivity provisions in the Agreement. Orwell filed several counterclaims, including claims for breach of contract, fraud, and unjust enrichment. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC, Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015: On March 31, 2015, Orwell filed a complaint on the same grounds as Case No: 01-15-0002-9137, described above, with the PUCO to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO issued an opinion and order on June 15, 2016, asserting jurisdiction over the Agreement, modifying certain of its terms, ordering any other pipeline owned or controlled by Richard Osborne to file a rate case within 60 days of the order, and ordering the PUCO Staff to undertake an investigative audit of all pipeline companies owned or controlled by Richard Osborne. Although the parties agreed upon certain conduct in the interim, under the Settlement Orwell-Trumbull has the right to appeal the June 15, 2016 PUCO opinion and order. Orwell-Trumbull filed a request for a rehearing on July 15, 2016. Orwell filed its memorandum in opposition on July 25, 2016. On August 3, 2016, Orwell-Trumbull’s request for a rehearing was granted.

•	Gas Natural Resources LLC v. Orwell-Trumbull Pipeline Company LLC, Case No. 16-0663-GA-CSS, filed with the PUCO on March 28, 2016: GNR filed a complaint before the PUCO pursuant to a transportation service agreement between it and Orwell-Trumbull. The agreement was assigned to GNR when we acquired the assets of JDOG Marketing on June 1, 2013. The complaint alleged that Orwell-Trumbull breached the termination provisions of the agreement and violated Ohio law due to Orwell-Trumbull’s failure to file the agreement with the PUCO and its improper attempt to discontinue service under agreement. Pursuant to the Settlement, this case was dismissed with prejudice.

We and Mr. Osborne further agreed to dismiss all other pending or threatened litigation matters between us, although not specifically identified in the agreement. In connection with the Settlement, Mr. Osborne withdrew the director candidates he had nominated for election to our board of directors at the annual meeting of shareholders held on July 27, 2016. The proxy materials circulated in support of his candidates were also withdrawn. Pursuant to the Settlement, further details of the Settlement are confidential. See Note 12 – Related Party Transactions for further details regarding our relationship with Mr. Osborne.

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

Note 15 – Subsequent Events

Dividend

On October 28, 2016, we paid a dividend of $0.075 to shareholders of record as of October 13, 2016. There were 10,519,728 shares outstanding on October 13, 2016, which resulted in a dividend of $789 paid.

Debt Agreements and Restructuring

On October 19, 2016, we entered into a Credit Agreement and Revolving Note with Bank of America. The Credit Agreement provides for a $42,000 unsecured revolving credit facility which incurs variable interest on a grid structure, based on our leverage ratio. The credit facility has a maturity date of October 19, 2021. The Credit Agreement requires us to maintain compliance with a number of covenants, including limitations on incurring additional debt, dispositions and investments, and maintaining a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Under the terms of the Credit Agreement and Revolving Note, the occurrence and continuation of one or more of the events of default specified in the Credit Agreement would require us to immediately pay all amounts then remaining unpaid on the Note.

Also on October 19, 2016, we entered into a Note Purchase Agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of our 4.23% Senior Notes, due October 19, 2028. Pursuant to the Note Purchase Agreement, we issued an unsecured Senior Note, in the amount of $50,000 held by Teachers Insurance and Annuity Association of America, on which we pay interest semiannually. The Note Purchase Agreement and Senior Note are subject to other customary covenants and default provisions. An occurrence of an event of default specified in the Note Purchase Agreement would require us to immediately pay all amounts then remaining unpaid on the Senior Note.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The Revolving Note and Senior Note are each guaranteed by our wholly owned non-utility subsidiaries, Energy West Propane, Inc., EWR, GNR, Independence, Lone Wolfe, and PHC.

Additionally, on October 19, 2016, we created a wholly-owned PHC subsidiary under which each of our eight regulated entities is held. This streamlines our corporate structure to facilitate greater focus on the four regulatory jurisdictions in which we operate, as well as to simplify our financing arrangements.  With the new structure, which received regulatory approval, the regulated entities are segregated from non-regulated operations.

Agreement and Plan of Merger

On October 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, FR Bison Holdings, Inc., a Delaware corporation (“Parent”), and FR Bison Merger Sub, Inc., an Ohio corporation (“Merger Sub”), pursuant to which Merger Sub will merge with and into us (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. We will continue as the surviving corporation and a wholly-owned subsidiary of Parent, and Parent will pay to our shareholders $13.10 per common share in cash, without interest (the “Merger Consideration”), in accordance with and subject to the terms of the Merger Agreement. Parent and Merger Sub are affiliates of First Reserve Energy Infrastructure Fund II, L.P. (“First Reserve”) and were formed by First Reserve in order to acquire us.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock (“GNI Common Stock”) issued and outstanding immediately prior to the Effective Time (including restricted shares of GNI Common Stock which will become fully vested in accordance with their terms) will be cancelled and automatically converted into the right to receive the Merger Consideration, other than (i) shares that are held in our treasury or owned by any direct or indirect wholly owned subsidiary of ours, (ii) shares owned by Parent, Merger Sub or any of their respective wholly owned subsidiaries, and (iii) shares held by shareholders who have complied in all respects with all of the provisions of the Ohio General Corporation Law concerning such shareholder’s rights as a dissenting shareholder. First Reserve has committed to capitalize Parent, at or immediately prior to the effective time of the Merger, with an aggregate equity contribution in an amount of up to $137,800, subject to the terms and conditions set forth in an equity commitment letter, dated as of October 8, 2016.

Our board of directors unanimously determined that the transactions contemplated by the Merger Agreement, including the Merger, are in the best interests of us and our stockholders and approved the Merger Agreement and the transactions contemplated thereby, and unanimously resolved to recommend that our stockholders vote in favor of approval of the Merger Agreement.

We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business and our subsidiaries prior to the closing of the Merger.

The Merger is subject to, among other customary closing conditions, the approvals of the MPUC, MPSC, NCUC, and the PUCO. In addition, the Merger requires the approval of our shareholders and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.  The Merger Agreement also includes certain termination rights for both us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we or Parent will be required to pay to Parent or to us, respectively, a termination fee of $4,800. First Reserve has provided us with a limited guarantee in favor of us guaranteeing the payment of Parent’s termination fee if such amount becomes payable under the Merger Agreement. The Merger Agreement provides for a 42-day go shop period which expires November 22, 2016. During such period, our board of directors, together with our financial and legal advisors, may actively solicit, receive, evaluate and potentially enter into negotiations with parties that offer alternative proposals to acquire us. At the end of the go shop period, we will cease such activities, and will be subject to a customary no shop provision that restricts our ability to solicit acquisition proposals from third parties and to provide non-public information to and engage in discussions or negotiations with third parties regarding acquisition proposals after the go shop period. The no shop provision also allows us, under certain circumstances and in compliance with certain obligations, to provide non-public information and engage in discussions and negotiations with respect to an unsolicited acquisition proposal, including from third parties who initially submitted an acquisition proposal during the go shop period that constitutes or is reasonably expected to lead to a superior proposal.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

In addition, in connection with the execution of the Merger Agreement, a stockholder of ours representing approximately 9.9% of our outstanding shares has entered into a voting agreement (the “Voting Agreement”) with Parent pursuant to which such stockholder has agreed to vote in favor of the Merger and the approval of the Merger Agreement, subject to the limitations set forth in the Voting Agreement. The obligations under the Voting Agreement will terminate if, among other reasons, the Merger Agreement is terminated in accordance with its terms.

Upon consummation of the Merger, our common stock will be delisted from the NYSE MKT and deregistered under the Exchange Act as soon as practicable following the Effective Time. For further details regarding the Merger Agreement, see our preliminary proxy statement filed November 7, 2016.

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

Executive Overview

We are a natural gas company, primarily operating local distribution companies in four states and serving approximately 68,600 customers as of September 30, 2016. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas Company (Montana), EWM (Montana), Frontier Gas (North Carolina), NEO (Ohio) and Orwell (Ohio). Each of these entities is regulated in their respective states and operates under tariffs which allow them to collect revenue sufficient to recover their operating costs and earn a reasonable rate of return. Approximately 79% and 88% of our revenue for the three and nine months ended September 30, 2016, respectively, were derived from our natural gas utility operations.

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

The following summarizes the critical events that impacted our results of operations during the three and nine months ended September 30, 2016:

•	Revenue and gross margin in our natural gas operations for the nine months ended September 30, 2016, decreased primarily due to warmer weather across our markets during the first quarter of 2016, as compared to the first quarter of 2015, which unfavorably impacted our year to date results. The National Oceanic and Atmospheric Administration (“NOAA”) reported that the last winter, which the NOAA defines as December through February, was the warmest winter on record for the contiguous United States.

•	Revenue for the nine months ended September 30, 2016, was also impacted by the price of natural gas. The average price experienced during the first nine months of 2016 was approximately 16% lower than the average price during the first nine months of 2015. The cost of natural gas incurred by our utilities is passed on to our customers.

•	During the nine months ended September 30, 2016, operating expenses increased primarily as a result of an increase in legal and professional costs of $348 and IT service costs of $570 as compared to the comparable period of the prior year. The increase in legal and professional expenses during 2016 was the result of the settlement of our litigation with Richard Osborne and costs related to our proxy contest with Richard Osborne, both of which are non-recurring expenses. The increase in IT service costs during 2016 was the result of our ERP implementation project.

Gas Prices and Revenue

Due to the price volatility of natural gas and our ability to pass our cost of gas on to our customers, we believe that revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in gas prices, our revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in sales volumes or gross margin. We consider gross margin to be a better measure of comparative performance than revenue. However, gas prices and revenue can impact our working capital requirements; see “Operating Cash Flow” below.

Results of operations

	Three Months Ended September 30,		Amount Change	Nine Months Ended September 30,		Amount Change
($ in thousands)	2016	2015	Favorable (Unfavorable)	2016	2015	Favorable (Unfavorable)

Revenue	$13,355	$13,084	$271	$68,695	$82,863	$(14,168)
Cost of sales	6,779	6,269	(510)	38,941	50,909	11,968

Gross margin	6,576	6,815	(239)	29,754	31,954	(2,200)

Operating expenses
Distribution, general and administrative	6,227	6,365	138	19,323	18,898	(425)
Maintenance	211	256	45	715	871	156
Depreciation, amortization and accretion	2,014	1,790	(224)	5,981	5,348	(633)
Taxes other than income	1,024	1,015	(9)	3,042	3,023	(19)
Provision for doubtful accounts	22	35	13	99	134	35
Total operating expense	9,498	9,461	(37)	29,160	28,274	(886)

Operating income (loss)	(2,922)	(2,646)	(276)	594	3,680	(3,086)

Other income (loss), net	116	(118)	234	(148)	(330)	182
Interest expense	(798)	(812)	14	(2,313)	(2,567)	254
Income (loss) before income taxes	(3,604)	(3,576)	(28)	(1,867)	783	(2,650)
Income tax (benefit) expense	(1,778)	(1,312)	466	(1,072)	343	1,415
Income (loss) from continuing operations	(1,826)	(2,264)	438	(795)	440	(1,235)

Discontinued operations, net of tax	2	3,395	(3,393)	(7)	4,045	(4,052)

Net income (loss)	$(1,824)	$1,131	(2,955)	$(802)	$4,485	(5,287)

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

Three Months Ended September 30, 2016, Compared with Three Months Ended September 30, 2015

Revenue — Revenue increased by $271 to $13,355 for the three months ended September 30, 2016, compared to $13,084 for the same period in 2015. The increase was primarily attributable to an increase of $1,083 in revenue from our marketing and production operations primarily as a result of our sales of gas to EWW. We divested of EWW during the third quarter of 2015, prior to which any intercompany revenue was eliminated and included in discontinued operations in the prior year. During the third quarter of 2016, we experienced lower gas prices in our markets, compared to the third quarter of 2015. The increase in revenue was also offset by a decrease of $132 in revenue as a result of the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015.

Gross margin — Gross margin decreased by $239 to $6,576 for the three months ended September 30, 2016 compared to $6,815 for the same period in 2015. Our natural gas operation’s margins decreased $217, due primarily to the loss of three industrial customers in our Maine market, which was partially offset by an increase in customer count. Gross margin from our marketing and production operations decreased by $22, which was primarily the result of reduced gross margin of $52 from our production operations as a result of lower prices, partially offset by an increase in gross margin of $30 in our marketing operations as a result of customer growth.

Operating expenses — Operating expenses, other than cost of sales, increased by $37 to $9,498 for the three months ended September 30, 2016, compared to $9,461 for the same period in 2015, primarily as a result of increased costs related to the implementation of our ERP system, including $282 of amortization of the deferred loss on our sale-leaseback and $315 of increased IT support costs. These increases were partially offset by decreases in legal and professional expenses of $202 due to less reliance on outside service firms as a result of increased internal staffing, and decreased costs of $192 as a result of our disposal of Clarion Gas, Walker Gas and PGC during the fourth quarter of 2015.

Other income (loss), net — Other income (loss), net increased by $234 to income of $116 for the three months ended September 30, 2016, compared to a loss of $118 for the same period in 2015. During the third quarter of 2015, we recognized a loss of $410 related to the pending sale of an office building we owned.

Interest expense — The following table presents changes in our interest expense during the three months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,
	2016	2015	Change

Interest related to short-term borrowings	$186	$125	$61
Interest related to long-term notes payable	416	486	(70)
Interest related to capital leases	80	27	53
Amortization of debt issuance costs	117	164	(47)
Other	(1)	10	(11)
Total interest expense	$798	$812	$(14)

Income tax benefit — Income tax benefit increased by $466 to $1,778 for the three months ended September 30, 2016, compared to $1,312 for the same period in 2015. The increase was primarily due to an increase in pre-tax losses. During the third quarter of 2016, we recorded a benefit of $473 related to certain tax credits and a change in our blended state tax rate. Our effective tax rate was 36.22% for the three months ended September 30, 2016, compared to 36.42% for the three months ended September 30, 2015.

Loss from continuing operations — Loss from continuing operations for the three months ended September 30, 2016, was $1,826, or $0.17 per diluted share, compared to a loss from continuing operations of $2,264 or $0.22 per diluted share for the three months ended September 30, 2015. Net loss from our natural gas operations decreased by $346. Net loss from continuing operations at our corporate and other segment decreased by $144 primarily due to a favorable tax benefit partially offset by higher legal and professional costs in 2016, which are non-recurring expenses. Net loss from our marketing and production operations increased by $52.

Discontinued operations, net of tax — Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Shoshone and Glacier pipeline assets (together, the “Pipeline Assets”). See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Our income from discontinued operations for the three months ended September 30, 2016, was $2, or $0.00 per diluted share, compared to $3,395, or $0.32 per diluted share for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016, Compared with Nine Months Ended September 30, 2015

Revenue — Revenue decreased by $14,168 to $68,695 for the nine months ended September 30, 2016, compared to $82,863 for the same period in 2015. The decrease was primarily attributable to: (1) a decrease in natural gas revenue as a result of decreased sales volumes due to warmer weather in our markets during the winter months, compared to 2015; (2) the price of natural gas during the first nine months of 2016 was approximately 16% lower than the average price experienced during the first nine months of 2015; and (3) a decrease of $1,352 as a result of the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015. These decreases were partially offset by an increase of $3,022 in the revenue from our marketing and production operations primarily as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenue was eliminated and was included in discontinued operations in the prior year.

Gross margin — Gross margin decreased by $2,200 to $29,754 for the nine months ended September 30, 2015 compared to $31,954 for the same period in 2015. Our natural gas operation’s margins decreased $2,390, due to decreased sales volumes as a result of warmer weather in our markets, a decrease in margin of $420 related to the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015, which was partially offset by an unfavorable gas cost adjustment of $693 that occurred during the second quarter of 2015. Gross margin from our marketing and production operations increased by $190, which was primarily the result of an increase in gross margin of $299 in our marketing operations as a result of customer growth, partially offset by reduced gross margin of $109 from our production operations as a result of lower prices.

Operating expenses — Operating expenses, other than cost of sales, increased by $886 to $29,160 for the nine months ended September 30, 2016, compared to $28,274 for the same period in 2015, primarily as a result of increased costs related to the implementation of our ERP system, including $732 of amortization of the deferred loss on our sale-leaseback and $570 of increased IT support costs. During the nine months ended September 30, 2016, we also experienced an increase in our legal and professional costs of $348, including the settlement of our litigation with Richard Osborne and costs related to our proxy contest with Richard Osborne. Depreciation and amortization increased by $633 during the period, as a result of capital additions related to our ERP system implementation, and other capital additions. This was partially offset by a decrease in operating expenses in our marketing and production segment by $716, as result of a favorable adjustment of $672 related to an agreement that nullified the earn-out provision of the agreement under which we acquired the assets of GNR. We also experienced decreased costs of $935 as a result of our disposal of Clarion Gas, Walker Gas and PGC during the fourth quarter of 2015.

Other loss, net — Other loss, net decreased by $182 to a loss of $148 for the nine months ended September 30, 2016, compared to $330 for the same period in 2015. During the first quarter of 2016, we recorded a loss of $531 on the disposal of an unused parcel of land in our natural gas operations segment. During the second quarter of 2015, we entered into an agreement to sell our PGC utility, and recorded expected losses on the sale of $393, which loss did not recur in 2016.

Interest expense — The following table presents changes in our interest expense during the nine months ended September 30, 2016 and 2015, respectively.

	Nine Months Ended September 30,
	2016	2015	Change

Interest related to short-term borrowings	$471	$527	$(56)
Interest related to long-term notes payable	1,242	1,457	(215)
Interest related to capital leases	239	88	151
Amortization of debt issuance costs	323	517	(194)
Other	38	(22)	60
Total interest expense	$2,313	$2,567	$(254)

Income tax benefit — Income tax benefit increased by $1,415 to $1,072 for the nine months ended September 30, 2016, compared to an expense of $343 for the same period in 2015. The increase in tax benefit is primarily due to a decrease in pre-tax income. Our effective tax rate was 31.51% for the nine months ended September 30, 2016, compared to 37.55% for the nine months ended September 30, 2015.

Loss from continuing operations — Loss from continuing operations for the nine months ended September 30, 2016, was $795, or $0.08 per diluted share, compared to income from continuing operations of $440 or $0.04 per diluted share for the nine months ended September 30, 2015. Net income from our natural gas operations decreased by $1,897 primarily as a result of decreases in our revenue and gross margin from gas operations, as discussed above. Net loss from continuing operations of our corporate and other segment decreased by $121, and net income from continuing operations of our gas marketing and production operations increased by $541.

Discontinued operations, net of tax — Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Pipeline Assets. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Our loss from discontinued operations for the nine months ended September 30, 2016, was $7 or $0.00 per diluted share, compared to income of $4,045 or $0.39 per diluted share for the nine months ended September 30, 2015.

Net Income (Loss) by Segment

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015

Natural Gas Operations
Operating revenue	$10,543	$11,355	$60,213	$77,403
Gas purchased	4,019	4,614	31,210	46,010
Gross margin	6,524	6,741	29,003	31,393
Operating expenses	8,619	8,869	26,316	25,398
Operating income (loss)	(2,095)	(2,128)	2,687	5,995
Other income (expense)	102	(257)	(106)	(311)
Income (loss) before interest and taxes	(1,993)	(2,385)	2,581	5,684
Interest expense	(635)	(622)	(1,954)	(1,912)
Income (loss) before income taxes	(2,628)	(3,007)	627	3,772
Income tax (benefit) expense	(1,072)	(1,105)	182	1,430

Net income (loss)	$(1,556)	$(1,902)	$445	$2,342

Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015

Full Service Distribution Revenues
Residential	$3,505	$3,693	$25,792	$33,294
Commercial	3,926	4,555	23,340	33,314
Other	14	49	45	110
Total full service distribution	7,445	8,297	49,177	66,718

Transportation	2,973	2,770	10,607	9,822
Bucksport	125	288	429	863

Total operating revenues	$10,543	$11,355	$60,213	$77,403

Utility Throughput

	Three Months Ended September 30,		Nine Months Ended September 30,
(in million cubic feet (MMcf))	2016	2015	2016	2015

Full service distribution
Residential	365	345	3,184	3,459
Commercial	465	472	2,812	3,186
Total full service	830	817	5,996	6,645

Transportation	2,492	2,342	8,565	8,106
Bucksport	60	124	134	537

Total volumes	3,382	3,283	14,695	15,288

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended		Percent Colder (Warmer)
		September 30,		2016 Compared to
	Normal	2016	2015	Normal	2015

Great Falls, MT	225	384	319	70.67%	20.38%
Bangor, ME	222	88	134	(60.36)%	(34.33)%
Elkin, NC	41	16	48	(60.98)%	(66.67)%
Ohio weighted average	114	26	44	(77.19)%	(40.91)%
Total weighted average	151	204	186	35.10%	9.68%

		Nine Months Ended		Percent Colder (Warmer)
		September 30,		2016 Compared to
	Normal	2016	2015	Normal	2015

Great Falls, MT	4,358	4,177	4,233	(4.15)%	(1.32)%
Bangor, ME	4,957	4,536	5,737	(8.49)%	(20.93)%
Elkin, NC	2,368	2,599	2,657	9.76%	(2.18)%
Ohio weighted average	3,487	3,200	3,819	(8.23)%	(16.21)%
Total weighted average	4,028	3,813	4,208	(5.34)%	(9.39)%

Three Months Ended September 30, 2016, Compared with Three Months Ended September 30, 2015

Revenue and Gross Margin

Revenue decreased by $812 to $10,543 for the three months ended September 30, 2016, compared to $11,355 for the same period in 2015. The decline in our revenue during the third quarter was primarily related to lower natural gas prices experienced during the third quarter of 2016 as compared to the third quarter of 2015.

Gross margin decreased by $217 to $6,524 for the three months ended September 30, 2016, compared to $6,741 for the same period in 2015.

The following describes our revenue and gross margins by market:

1)	Revenue from our Maine market decreased by $734 as a result of lower sales volumes. Volumes from transportation customers declined by 459 MMcf, primarily as a result of the loss of three industrial customers in the paper industry, which caused a decline in revenue of $192, as compared to the quarter ended September 30, 2015. The terms of our agreement with one of our transportation customers, Bucksport, were modified to consider the decrease in volumes of a power generation facility after a paper mill closure. Gross margins in our Maine market declined by $445, to $1,214 for the third quarter of 2016, primarily as a result of the decrease in volumes to transportation customers. These declines were partially offset by an increase in margin related to customer growth.

2)	Revenue from our North Carolina market decreased $231 despite a volume increase of gas consumed of 30 MMcf during the third quarter of 2016, compared to the same period in 2015, as a result of lower prices as compared to the prior year. Gross margins in our North Carolina market increased by $107, to $1,798 for the third quarter of 2016 as a result of customer growth.

3)	Revenue from our Montana market increased by $156, which was primarily caused by an increase of 423 MMcf in transportation volumes during the third quarter of 2016. Gross margins in our Montana market increased by $36, to $1,793 for the third quarter of 2016.

4)	Revenue from our Ohio market increased by $81, which includes an increase of $106 in revenue from transportation customers. This increase was partially offset by a decline in revenue of $44 from the sales of Clarion Gas and Walker Gas during the fourth quarter of 2015. Gross margins in our Ohio market increased by $157, to $1,719 for the third quarter of 2016. Margins for the quarter were flat when a loss of $157 attributable to Clarion Gas and Walker Gas in the third quarter of 2015 is considered.

5)	Total segment revenue and gross margins decreased by $84 and $72, respectively, during the third quarter of 2016, compared to the same period in 2015, as a result of the sale of PGC during the fourth quarter of 2015.

Gas purchases decreased by $595 to $4,019 for the three months ended September 30, 2016, compared to $4,614 for the same period in 2015. The decline compared to the third quarter of 2015 was due to lower gas prices during the 2016 period. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Earnings

The natural gas operations segment’s net loss for the three months ended September 30, 2016, was $1,556 or $0.18 per diluted share, compared to a net loss of $1,902 or $0.18 per diluted share for the three months ended September 30, 2015.

Operating expenses decreased by $250 to $8,619 for the three months ended September 30, 2016, compared to $8,869 for the same period in 2015. Distribution, general and administrative expenses decreased by $460, which consisted primarily of decreases in legal and professional expenses of $404 due to less reliance on outside service firms as a result of increased internal staffing and decreased costs of $192 as a result of our disposal of Clarion Gas, Walker Gas and PGC during the fourth quarter of 2015. Those decreases in distribution, general and administrative expenses were partially offset by increased IT support costs of $298 and increased amortization of the deferred loss on our sale-leaseback of our ERP system software of $278. Depreciation and amortization expense increased by $246 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and the increase of other depreciable assets from capital expenditures during the fourth quarter of 2015.

Other income increased by $359 to income of $102 for the three months ended September 30, 2016, compared to a loss of $257 for the same period of 2015. During the third quarter of 2015, we recognized a loss of $410 on the pending sale of a building.

Income tax benefit decreased by $33 to $1,072 for the three months ended September 30, 2016, compared to a benefit of $1,105 for the same period in 2015 primarily due to the decrease in pre-tax loss in 2016, as compared to the 2015 period.

Nine Months Ended September 30, 2016, Compared with Nine Months Ended September 30, 2015

Revenue and Gross Margin

Revenue decreased by $17,190 to $60,213 for the nine months ended September 30, 2016, compared to $77,403 for the same period in 2015. The decline in our revenue during the first nine months of 2016 was primarily related to the unusually warm weather experienced across the United States during the winter and lower natural gas prices experienced during the first nine months of 2016 as compared to the first nine months of 2015.

Gross margin decreased by $2,390 to $29,003 for the nine months ended September 30, 2016, compared to $31,393 for the same period in 2015.

The following describes our revenue and gross margins by market:

1)	Revenue from our Maine market decreased by $10,239 as a result of lower sales volumes. Volumes from full service customers declined by 256 MMcf which caused a decline in revenue of $10,313 for the nine months ended September 30, 2016. This resulted from warmer weather during the first nine months of 2016 as compared to 2015, which was partially offset by an increased number of customers. Volumes from transportation customers declined by 1,356 MMcf, primarily as a result of the loss of three industrial customers in the paper industry, as compared to the nine months ended September 30, 2015. The terms of our agreement with one of our transportation customers, Bucksport, were modified to consider the decrease in volumes related to a power generation facility after a paper mill closure. Gross margins in our Maine market declined by $1,815 to $6,247 for the first nine months of 2016, primarily as a result of the decrease in volumes to transportation customers partially offset by volume from new customers.

2)	Revenue from our Ohio market decreased $3,550, including a decrease of $3,325 from transportation customers during the first nine months of 2016, compared to the same period in 2015. Transportation volumes also declined by 336 MMcf during the first nine months of 2016, compared to the same period in 2015. Revenue from full service customers declined by $231 as a result of lower gas prices and warmer weather during the winter months. Additionally, our Ohio market experienced a decline in revenue of $455 from the sales of Clarion Gas and Walker Gas during the fourth quarter of 2015. Gross margins in our Ohio market declined by $588 to $8,994 for the first nine months of 2016. Ohio margin declines were partially offset by the absence of an unfavorable gas cost adjustment of $693 related to a PUCO stipulation that occurred during the second quarter of 2015.

3)	Revenue from our Montana market decreased $2,702 primarily caused by a decrease in gas prices compared to the nine months ended June 30, 2015, and due to warmer weather that led to less gas consumed in 2016, compared to 2015. These decreases were partially offset by an increase in transportation revenue of $380 caused by an increase of 1,179 MMcf in transportation volumes during the first nine months of 2016, as compared to the same period of 2015. Gross margins in our Montana market increased by $20 to $7,068 for the nine months ended September 30, 2016.

4)	Revenue from our North Carolina market increased by $195 due to colder weather and increased customer count, which led to a net volume increase of gas consumed of 23 MMcf during the first nine months of 2016, compared to the same period in 2015. Additionally, during the second quarter of 2015, we recorded an unfavorable adjustment of $234 in our unbilled revenue calculation. Gross margins in our North Carolina market increased by $411 to $6,676 for the first nine months of 2016.

5)	Total segment revenue and gross margins decreased by $894 and $418 respectively, during the nine months ended September 30, 2016, compared to the same period in 2015, as a result of the sale of PGC during the fourth quarter of 2015.

Gas purchases decreased by $14,800 to $31,210 for the nine months ended September 30, 2016, compared to $46,010 for the same period in 2015. This decrease was primarily the result of lower prices paid for natural gas and lower volumes of gas sold across our markets during the first nine months of 2016, as compared to the first nine months of 2015. Additionally, during the second quarter of 2015, we recorded an unfavorable gas cost adjustment of $693 related to a PUCO stipulation. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Earnings

The natural gas operations segment’s net income for the nine months ended September 30, 2016, was $445 or $0.04 per diluted share, compared to net income of $2,342 or $0.22 per diluted share for the nine months ended September 30, 2015.

Operating expenses increased by $918 to $26,316 for the nine months ended September 30, 2016, compared to $25,398 for the same period in 2015. Distribution, general and administrative expenses increased by $371, which consisted primarily of increased personnel costs of $400, amortization of the deferred loss on our sale-leaseback of our ERP system software of $725, and increased IT support costs of $558. These increases in distribution, general and administrative expenses were partially offset by decreased professional services expenses of $493 due to less reliance on outside service firms as a result of increased internal staffing and a decrease of $935 as a result of our disposal of Clarion Gas, Walker Gas and PGC. Depreciation and amortization expense increased by $684 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and the increase of other depreciable assets from capital expenditures during the fourth quarter of 2015.

Other expense decreased by $205 to $106 for the nine months ended September 30, 2016, compared to $311 for the same period in 2015. During the first nine months 2016, we recorded a loss of $531 on the sale of an unused parcel of land. During the first nine months of 2015, we entered into an agreement to sell our PGC utility and a building, and recorded expected losses on those sales of $803.

Income tax expense decreased by $1,248 to $182 for the nine months ended September 30, 2016, compared to $1,430 for the same period in 2015 primarily due to the decrease in pre-tax income in 2016, as compared to the 2015 period.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015

Marketing and production operations
Operating revenue	$2,812	$1,729	$8,482	$5,460
Gas purchased	2,760	1,655	7,731	4,899
Gross margin	52	74	751	561
Operating expenses	158	142	(119)	597
Operating income (loss)	(106)	(68)	870	(36)
Other expense	(16)	-	(18)	-
Income (loss) before interest and taxes	(122)	(68)	852	(36)
Interest expense	(33)	(35)	(98)	(97)
Income (loss) before income taxes	(155)	(103)	754	(133)
Income tax expense (benefit)	(38)	(38)	297	(49)

Net income (loss)	$(117)	$(65)	$457	$(84)

Three Months Ended September 30, 2016, Compared with Three Months Ended September 30, 2015

Revenue and Gross Margin

Revenue from our marketing and production segment increased by $1,083 to $2,812 for the three months ended September 30, 2016, compared to $1,729 for the same period in 2015. Revenue from our EWR marketing operations increased as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenue was eliminated and was included in discontinued operations in the prior year. Revenue from our GNR subsidiary decreased by $95 compared to last year, as a result of lower gas prices and sales volumes.

Gross margin decreased by $22 to $52 for the three months ended September 30, 2016, compared to $74 for the same period in 2015. Gross margin from our production operation decreased by $52 as a result of lower prices received for the volumes that we produced. Gross margin from our marketing operations increased by $30 as a result of incremental margin from new customer additions.

Earnings

The marketing and production segment’s net loss for the three months ended September 30, 2016, was $117, compared to a net loss of $65 for the three months ended September 30, 2015.

Operating expenses increased by $16 to $158 for the three months ended September 30, 2016, compared to expense of $142 for the same period in 2015.

Income tax expense was flat at $38 for the three months ended September 30, 2016, and 2015.

Nine Months Ended September 30, 2016, Compared with Nine Months Ended September 30, 2015

Revenue and Gross Margin

Revenue from our marketing and production segment increased by $3,022 to $8,482 for the nine months ended September 30, 2016, compared to $5,460 for the same period in 2015. Revenue from our EWR marketing operations increased as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenue was eliminated and was included in discontinued operations in the prior year. Revenue from our GNR subsidiary decreased by $730, as compared to last year, as a result of lower gas prices and sales volumes.

Gross margin increased by $190 to $751 for the nine months ended September 30, 2016, compared to $561 for the same period in 2015. Gross margin from our marketing operations increased by $299 as a result of incremental margin from new customer additions. Gross margin from our production operation decreased by $109 as a result of lower prices received for the volumes that we produced.

Earnings

The marketing and production segment’s net income for the nine months ended September 30, 2016, was $457, compared to a net loss of $84, for the nine months ended September 30, 2015.

Operating expenses decreased by $716 to a benefit of $119 for the nine months ended September 30, 2016, compared to $597 of expenses for the same period in 2015. Operating expenses decreased as a result of decreased distribution, general and administrative costs, which included a favorable adjustment of $672 as a result of an agreement that nullified the earn-out provision of the purchase agreement whereby we acquired the assets of GNR.

Income tax expense increased by $346 to $297 for the nine months ended September 30, 2016, compared to a benefit of $49 for the comparable period in 2015 as a result of the increase in pre-tax income in 2016, as compared to a pre-tax loss in the comparable period of 2015.

CORPORATE AND OTHER OPERATIONS

Our corporate and other reporting segment includes the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with our holding company functions. It also includes the results of our insurance business. Therefore, it does not have standard revenue, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015

Corporate and other
Operating revenue	$-	$-	$-	$-
Gas purchased	-	-	-	-
Gross margin	-	-	-	-
Operating expenses	721	450	2,963	2,279
Operating loss	(721)	(450)	(2,963)	(2,279)
Other income (expense)	30	139	(24)	(19)
Loss before interest and taxes	(691)	(311)	(2,987)	(2,298)
Interest expense	(130)	(155)	(261)	(558)
Loss before income taxes	(821)	(466)	(3,248)	(2,856)
Income tax benefit	668	169	1,551	1,038
Loss from continuing operations	(153)	(297)	(1,697)	(1,818)
Discontinued operations, net of tax	2	3,395	(7)	4,045

Net income (loss)	$(151)	$3,098	$(1,704)	$2,227

Three Months Ended September 30, 2016, Compared with Three Months Ended September 30, 2015

Net loss from continuing operations improved by $144 to a loss of $153 for the quarter ended September 30, 2016 compared with the prior year period. Operating expenses increased by $271 to $721 primarily as a result of an increase in our legal and professional costs of $219 related to corporate matters, including costs related to our proxy contest with Richard Osborne, which are non-recurring expenses. As a result of the decline in net income from $3,098 at September 30, 2015 to a loss of $151 for the comparable current year period, the income tax benefit increased by $499 to $668 at September 30, 2016.

Income from discontinued operations

Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Pipeline Assets. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Net income from discontinued operations decreased by $3,393 to $2 for the three months ended September 30, 2016, as compared to $3,395 for the same period in 2015, because the disposal of our discontinued operations was completed during 2015.

Nine Months Ended September 30, 2016, Compared with Nine Months Ended September 30, 2015

Net loss from continuing operations decreased by $121 to a loss of $1,697 for the nine months ended September 30, 2016 compared with the prior year period. Operating expenses increased by $684 to $2,963 primarily as a result of an increase in our legal and professional costs of $874 related to corporate matters, including the settlement of our litigation with Richard Osborne and costs related to our proxy contest with Richard Osborne, which are non-recurring expenses. These increases were partially offset by a decrease of $81 that occurred because we did not allocate overhead to held for sale operations in 2015, so overhead that would have been allocated to the disposed entities was instead recorded by the corporate and other segment. As a result of the decline in net income from $2,227 at September 30, 2015, to a loss of $1,704, at September 30, 2016, the income tax benefit increased by $513 to $1,551 at September 30, 2016.

Loss from discontinued operations

Discontinued operations represent the results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Pipeline Assets. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Net income from discontinued operations decreased by $4,052 to a loss of $7 for the nine months ended September 30, 2016, as compared to income of $4,045 for the same period in 2015, because the disposal of our discontinued operations was completed during 2015.

Liquidity

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

Cash, excluding restricted cash, increased to $3,833 at September 30, 2016, compared to $2,728 at December 31, 2015.

	Nine Months Ended September 30,
	2016	2015

Cash flows from continuing operations
Cash provided by operating activities	$10,512	$12,249
Cash used in investing activities	(4,729)	(7,561)
Cash used in financing activities	(4,671)	(17,963)
Increase (decrease) in cash	$1,112	$(13,275)

Cash flows from discontinued operations
Cash provided by (used in) operating activities	$(7)	$1,288
Cash provided by investing activities	-	14,305
Increase (decrease) in cash	$(7)	$15,593

Operating Cash Flow

For the nine months ended September 30, 2016, cash provided by operating activities decreased by $1,737 as compared to the nine months ended September 30, 2015, primarily as a result of lower net income, partially offset by lower working capital requirements as a result of warmer weather and lower prices for natural gas. As a result, we experienced a $4,872 decline in cash outflows from accounts payable during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Additionally, we experienced a $2,258 decline in cash inflows from accounts receivable during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Investing Cash Flow

For the nine months ended September 30, 2016, cash used in investing activities decreased by $2,832, as compared to the nine months ended September 30, 2015, which was primarily attributable to a decrease of $2,540 in cash paid for capital expenditures.

Capital Expenditures

Our capital expenditures totaled $5,785 and $8,325 for the nine months ended September 30, 2016 and 2015, respectively. The majority of our capital spending is focused on the growth of our natural gas operations segment. During the nine months ended September 30, 2016 and 2015, capital expenditures included $1,907 and $929 related to our new ERP system that were not financed under a lease agreement. We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those areas.

Financing Cash Flow

Cash used in financing activities for the nine months ended September 30, 2016 and 2015, was $4,671 and $17,963, respectively. Major items affecting financing cash flows for the nine months ended September 30, 2016, compared to the same period of the prior year include: a net decrease of $15,511 in repayments of our line of credit, a net increase in repayments of notes payable of $2,479, and an increase of $935 in payments of capital lease obligations.

Historically, to the extent that cash flows from operating activities are not sufficient to fund our expenditure requirements, including costs of gas purchased and capital expenditures, we have used our revolving line of credit. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Generally, our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. Our ability to maintain liquidity depends upon our revolving line of credit with Bank of America, which had a balance of $18,250 and $15,750 at September 30, 2016 and December 31, 2015, respectively. Additionally, at September 30, 2016 and December 31, 2015, we had short-term notes payable with a principal balance of $4,000 and $2,000, respectively, with NIL Funding. The weighted average interest rate on our outstanding short term borrowings during the nine months ended September 30, 2016 and 2015, was 3.04% and 3.00%, respectively, and the weighted average interest rate on our short-term borrowings outstanding as of September 30, 2016 and December 31, 2015, was 3.32% and 2.71%, respectively.

During the second quarter of 2016, nearly all of our long-term notes payable became payable within one year. These notes payable are presented as long-term balances because on October 19, 2016, we refinanced these long-term debt agreements. See Corporate Structural Revisions and Financing Agreements, below, for further details.  Upon closing, proceeds from the new debt arrangements replaced our five existing loan facilities and provided cash for operating purposes. In our September 30, 2016, Condensed Consolidated Balance Sheet, we have reclassified the short term portion of our borrowings because they were refinanced before these financial statements were issued. Long-term debt was $39,439, net of debt issuance costs of $282 at December 31, 2015, including the amounts due within one year. Current maturities of our long-term debt were $5,012 at December 31, 2015.

Corporate Structural Revisions and Financing Agreements

On October 19, 2016, we entered into a Credit Agreement and Revolving Note with Bank of America. The Credit Agreement provides for a $42,000 unsecured revolving credit facility which incurs variable interest on a grid structure, based on our leverage ratio. The credit facility has a maturity date of October 19, 2021. The Credit Agreement requires us to maintain compliance with a number of covenants, including limitations on incurring additional debt, dispositions and investments, and maintaining a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Under the terms of the Credit Agreement and Revolving Note, the occurrence and continuation of one or more of the Events of Default specified in the Credit Agreement would require us to immediately pay all amounts then remaining unpaid on the Note.

Also on October 19, 2016, we entered into a Note Purchase Agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of its 4.23% Senior Notes. Pursuant to the Note Purchase Agreement, we issued an unsecured Senior Note, in the amount of $50,000 held by Teachers Insurance and Annuity Association of America (“TIAA”). The Senior Note is a twelve-year term note due October 19, 2028 and bears a 4.23% fixed interest rate payable semiannually. The Note Purchase Agreement and Senior Note are subject to other customary covenants and default provisions. An occurrence of an Event of Default specified in the Note Purchase Agreement would require us to immediately pay all amounts then remaining unpaid on the Senior Note.

The Revolving Note and Senior Note are each guaranteed by our wholly owned non-utility subsidiaries, Energy West Propane, Inc., EWR, GNR, Independence, Lone Wolfe, and PHC.

Additionally, on October 13, 2016, we created PHC, an Ohio corporation and a wholly-owned subsidiary under which each of our eight regulated entities is held. This streamlines our corporate structure to facilitate greater focus on the four regulatory jurisdictions in which we operate, as well as to simplify our financing arrangements.  With the new structure, which received regulatory approval, the regulated entities are segregated from non-regulated operations.

Bank of America

As of September 30, 2016, our Energy West subsidiary had a credit facility with Bank of America (“Credit Facility”) that provided for a revolving line of credit with a maximum borrowing capacity of $30,000, due April 1, 2017. This revolving line of credit included an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrued interest based on our option of two indices: (1) a base rate, which is defined as a daily rate based on the highest of (x) the prime rate, (y) the Federal Funds Rate plus 50 basis points, or (z) the daily LIBOR rate plus 100 basis points, or (2) LIBOR plus 175 to 225 basis points. At September 30, 2016, we had $1,200 of base rate borrowings and at December 31, 2015, we did not have any base rate borrowings.

Total borrowings under the revolving line of credit were $18,250 and $15,750, and bore interest at a weighted average outstanding rate of 2.40% and 2.17%, at September 30, 2016 and December 31, 2015, respectively. After considering outstanding letters of credit of $164, a total of $11,586 was available to us for loans and letters of credit under the revolving line of credit as of September 30, 2016.

In addition, Energy West had a $10,000 term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). The Term Loan portion of the Credit Facility bore interest at a rate of LIBOR plus 175 to 225 basis points and contained an interest rate swap provision that allowed for the interest rate to be fixed in the future. The Term Loan amortized at a rate of $125 per quarter. At September 30, 2016 and December 31, 2015, the Term Loan bore interest at 2.27% and 2.17%, and had a balance of $8,000 and $8,375, respectively.

The Bank of America revolving line of credit and Term Loan contained various covenants, which included limitations on total dividends and distributions, limitations on investments in other entities, maintenance of certain debt-to-capital and interest coverage ratios, and restrictions on certain indebtedness as outlined below.

The credit facility restricted Energy West’s ability to pay dividends and make distributions, redemptions and repurchases of stock during the preceding 60-month period to 80% of its net income over that period. In addition, no event of default may have existed at the time such dividend, distribution, redemption or repurchase was made.

The credit facility limited investments in another entity by acquisition of any debt or equity securities or assets or by making loans or advances to such entity. Energy West was also prohibited from consummating a merger or consolidation or selling all or substantially all of its assets or stock except for (i) any merger, consolidation or sale by or with certain of its subsidiaries, (ii) any such purchase or other acquisition by Energy West or certain of its subsidiaries and (iii) sales and dispositions of assets for at least fair market value so long as the net book value of all assets sold or otherwise disposed of in any fiscal year did not exceed 5% of the net book value of Energy West’s assets as of the last day of the preceding fiscal year.

Energy West must have maintained a total debt-to-capital ratio of not more than 0.55-to-1.00 and an interest coverage ratio of no less than 2.0-to-1.0. The credit facility restricted Energy West’s ability to create, incur or assume indebtedness except (i) indebtedness under the credit facility (ii) indebtedness incurred under certain capitalized leases including the capital lease related to the Loring pipeline, and purchase money obligations not to exceed $500, (iii) certain indebtedness of Energy West’s subsidiaries, (iv) certain subordinated indebtedness, (v) certain hedging obligations and (vi) other indebtedness not to exceed $1,000.

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

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we made monthly interest payments to NIL Funding, based on an annual rate of 7.5% and the principal balance of the note would have been due upon maturity on November 15, 2016. The note and loan agreement were subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding could have, at its option, required us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. NIL Funding is a related party of ours. See Note 12 – Related Party Transactions in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

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

The Notes contained various covenants, which included limitations on Energy West’s total dividends and distributions, restrictions on certain indebtedness as outlined below, maintenance of certain interest coverage ratios, and limitations on asset sales as outlined below.

The Notes limited Energy West’s total dividends and distributions made in the immediately preceding 60-month period to 100% of aggregate consolidated net income for such period.

The Notes restricted Energy West from incurring additional senior indebtedness in excess of 65% of capitalization at any time.

The Notes also required Energy West to maintain an interest coverage ratio of more than 150% of the pro forma annual interest charges on a consolidated basis in two of the three preceding fiscal years.

Energy West was prohibited from selling or otherwise disposing of any of its property or assets except (i) in the ordinary course of business, (ii) property or assets that were no longer usable in its business or (iii) property or assets transferred between Energy West and its subsidiaries if the aggregate net book value of all properties and assets so disposed of during the twelve month period next preceding the date of such sale or disposition would constitute more than 15% of the aggregate book value of all Energy West’s tangible assets. In addition, Energy West could only consummate a merger or consolidation, dissolve or otherwise dispose of all or substantially all of its assets (i) if there was no event of default, (ii) the provisions of the notes were assumed by the surviving or continuing corporation and such entity further agreed that it would continue to operate its facilities as part of a system comprising a public utility regulated by the MPSC or another federal or state agency or authority and (iii) the surviving or continuing corporation had a net worth immediately subsequent to such acquisition, consolidation or merger equal to or greater than $10,000.

Sun Life

On May 2, 2011, we and our Ohio subsidiaries, NEO, Orwell and Brainard, issued a $15,334, 5.38% Senior Secured Guaranteed Fixed Rate Note due June 1, 2017 (“Fixed Rate Note”). Payments for these notes prior to maturity were interest-only.

Each of the notes were governed by a note purchase agreement. Concurrent with the funding and closing of the notes, which occurred on May 3, 2011, the parties executed amended note purchase agreements.

The Fixed Rate Note was a joint obligation of our holding company and our Ohio subsidiaries, and was guaranteed by Gas Natural, Lightning Pipeline and Great Plains (together with the Ohio subsidiaries, the “Obligors”). Prepayment of this note prior to maturity was subject to a 50 basis point make-whole premium. This note received approval from the PUCO on March 30, 2011. The note was governed by a note purchase agreement. Under the note purchase agreement, we were required to make monthly interest payments and the principal was due at maturity.

On October 24, 2012, Orwell, NEO, and Brainard issued a Senior Secured Guaranteed Note (“Senior Note”) in the amount of $2,990. The Senior Note was placed pursuant to a third amendment to the original note purchase agreement dated as of November 1, 2010, by and among Orwell, NEO, and Brainard, and Great Plains, Lightning Pipeline, Gas Natural and Sun Life. The Senior Note had an interest rate of 4.15%, compounded semi-annually, and matured on June 1, 2017. The Senior Note was a joint obligation of the Ohio subsidiaries and was guaranteed by our non-regulated Ohio subsidiaries.

The Sun Life covenants restricted certain cash balances and required a debt service reserve account to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve accounts was $948 at September 30, 2016 and December 31, 2015, and is included in restricted cash on our Condensed Consolidated Balance Sheets. The debt service reserve account cannot be used for operating cash needs.

The Fixed Rate Note and Senior Note contained various covenants, which included, among others, limitations on total dividends and distributions, restrictions on certain indebtedness, limitations on asset sales, and maintenance of certain debt-to-capital and interest coverage ratios as outlined below.

The amendments provided that any cash dividends, distributions, redemptions or repurchases of common stock may be made by the obligors to the holding company only if (i) the aggregate amount of all such dividends, distributions, redemptions and repurchases for the fiscal year did not exceed 70% of net income of the obligors for the four fiscal quarters then ending determined as of the end of each fiscal quarter for the four fiscal quarters then ending, and (ii) there existed no other event of default at the time the dividend, distribution, redemption or repurchase was made.

The Ohio subsidiaries were prohibited from creating, assuming or incurring additional indebtedness except for (i) obligations under certain financing agreements, (ii) indebtedness incurred under certain capitalized leases and purchase money obligations not to exceed $500 at any one time outstanding, (iii) indebtedness outstanding as of March 31, 2011, (iv) certain unsecured intercompany indebtedness and (v) certain other indebtedness permitted under the notes.

The notes prohibited us from selling or otherwise transferring assets except in the ordinary course of business and to the extent such sales or transfers, in the aggregate, over each rolling twelve month period, did not exceed 1% of our total assets. Generally, we could consummate a merger or consolidation if there was no event of default and the provisions of the notes were assumed by the surviving or continuing corporation. We were also generally limited in making acquisitions in excess of 10% of our total assets. An event of default, if not cured, would have required us to immediately pay the outstanding principal balance of the notes as well as any and all interest and other payments due. An event of default would have also entitled Sun Life to exercise certain rights with respect to the collateral that secured the indebtedness incurred under the notes.

The Fixed Rate Note required an interest coverage ratio of at least 2.0 to 1.0, measured quarterly on a trailing four quarter basis. The interest coverage ratio was measured with respect to the Obligors on a consolidated basis and also with respect to us and all of our subsidiaries, on a consolidated basis. The note generally defined the interest coverage ratio as the ratio of EBITDA to gross interest expense. The note defined EBITDA as net income plus the sum of interest expense, any provision for federal, state, and local taxes, depreciation, and amortization determined on a consolidated basis in accordance with U.S. GAAP, but excluding any extraordinary non-operating income or loss and any gain or loss from non-operating transactions. The notes also required that we did not permit indebtedness to exceed 60% of capitalization at any time. Like the interest coverage ratio, the ratio of debt to capitalization was measured on a consolidated basis for the Obligors, and again on a consolidated basis with respect to us and all of our subsidiaries.

Ring Fencing Restrictions

In addition to the financial covenants under our credit facilities, the ring fencing provisions required by our regulatory commissions imposed additional limitations on our liquidity. Specifically, usage of the Bank of America line of credit was regulated by ring fencing provisions from the MPSC, MPUC and NCUC. One of the ring fencing provisions issued by the MPSC required that of the $30,000 line of credit available, $11,200 must have been used or been available to be used exclusively by EWM. The remaining $18,800 balance of the line of credit was available for use by Energy West and its other Montana, North Carolina and Maine subsidiaries. Energy West and EWM were required to provide monthly financial reports to the MPSC. As of September 30, 2016, we had available $6,634 to be drawn on the Bank of America line of credit after giving effect to the $11,200 allocation to EWM.

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

Ring fencing provisions also subjected us to certain restrictions on our capital structure. The MPSC required Energy West to maintain a debt to equity ratio of no more than 52%. As of September 30, 2016, we were in compliance with all ring fencing provisions.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance-sheet arrangements, other than those currently disclosed, that have or are reasonably likely to have a current or future effect on financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative And Qualitative Disclosure About Market Risk

There have been no material changes in market risk at September 30, 2016, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

On July 14, 2016, we entered into a settlement agreement with Richard Osborne, our former chairman and chief executive officer (the “Settlement”). Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. All matters previously disclosed and subject to the Settlement are briefly referred to below and described in further detail in Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and under the caption “Litigation with Richard Osborne” in the Company’s Definitive Proxy Statement, filed with the SEC on May 9, 2016 and June 21, 2016, respectively. The specific litigation and regulatory proceedings subject to the Settlement:

•	Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al., Case No. 15CV844836, filed in the Court of Common Pleas in Cuyahoga County, Ohio on April 28, 2015: On June 13, 2014, Richard Osborne filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 in the Lake County Court of Common Pleas. Mr. Osborne sought an order requiring us to provide him with meeting minutes and corporate resolutions for the past five years. On February 13, 2015, Mr. Osborne voluntarily dismissed his complaint. On April 28, 2015, Mr. Osborne refiled this lawsuit in the Cuyahoga County Court of Common Pleas. We filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al., Case No. 14CV001512, filed in the Court of Common Pleas in Lake County, Ohio on July 28, 2014: Mr. Osborne (1) demanded payment of an earn-out amount associated with our purchase of assets from JDOG Marketing, (2) alleged that our board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) sought to enforce a July 15, 2014, term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1,000, and (4) sought to invalidate the results of the July 30, 2014, shareholder meeting and asked the court to order us to hold a new meeting at a later date. Mr. Osborne also sought compensatory and punitive damages. We asserted counterclaims including claims for defamation, arising out of the July 9, 2014, letter Mr. Osborne sent to our shareholders and conversion for a company-provided car Mr. Osborne refuses to return to us. Additional counterclaims included claims for battery and intentional infliction of emotional distress, asserted by Wade Brooksby and Michael Victor, respectively, former members of our board of directors. Pursuant to the Settlement, this case was dismissed with prejudice.

•	8500 Station Street LLC v. OsAir Inc., et al, Case No. 14CV002124, transferred from the Mentor Municipal Court, Case No. CVG1400880 (filed October 2, 2014), to the Court of Common Pleas in Lake County, Ohio on November 3, 2014: 8500 Station Street filed a complaint against OsAir on October 2, 2014 (amended in January 2015) for forcible entry and detainer for past-due rent and other damages relating to the premises located at 8500 Station Street, Suite 113, Mentor, Ohio. 8500 Station Street claimed damages in the amount of $82 in unpaid rent and physical damage to the premises as a result of fixtures removed by OsAir in vacating the premises. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Cobra Pipeline Co., Ltd. v. Gas Natural, Inc., et al., Case No. 1:15-cv-00481, filed in the United States District Court for the Northern District of Ohio on March 12, 2015: Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleged that we, and other defendants, accessed and intercepted vehicle tracking data, after we knew or should have known that our authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, 2015, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell National Gas Company vs. Osborne Sr., Richard M., Case No. 15CV001877, filed in the Court of Common Pleas in Lake County, Ohio on October 29, 2015: The complaint alleged that Richard Osborne, while the chairman, president and chief executive officer of Orwell, Great Plains, JDOG, and GNSC fraudulently presented demands for payment to GNSC and Orwell, claiming that payments were due for natural gas purchased from Great Plains and JDOG from January 2012 through September 2013. Mr. Osborne ultimately obtained two checks from Orwell in the total amount of $202. Orwell’s complaint stated a claim of theft and sought liquidated damages in the amount of these checks. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Ohio Rural Natural Gas Co-Op, et al., Case No. 15CV002063, filed in the Court of Common Pleas in Lake County, Ohio on November 30, 2015: Orwell filed a complaint and motion for preliminary injunction against Ohio Rural Natural Gas Co-Op (Ohio Rural) and Mr. Osborne alleging that Ohio Rural and Mr. Osborne acted in concert to convert, for the use of their own supply, natural gas supply lines owned and operated by Orwell. The complaint alleged that on November 20, 2015, Ohio Rural and Mr. Osborne tampered with and severed gas lines owned by Orwell on Tin Man Road in Mentor, Ohio, terminated its service to approximately 50 independently owned businesses, and converted it for their own personal use. The complaint stated claims for conversion, unjust enrichment and civil remedy against criminal act, and seeks compensatory and liquidated damages. On November 30, 2015, Orwell filed a case with the PUCO on the same grounds, captioned In the Matter of Orwell Natural Gas Company, Brainard Gas Corporation and Northeast Ohio Natural Gas Corporations’ Request for Injunctive Relief, Case No. 15-2015-GA-UNC. Pursuant to the Settlement, this matter was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company, LLC, Case Number 15-0475-GA-CSS, filed with the PUCO on March 9, 2015: Orwell’s complaint alleged that on March 5, 2015, an Orwell-Trumbull employee notified Orwell that a pipeline owned by Orwell-Trumbull along Vrooman Road in Lake County, Ohio would be shut down completely for an alleged need to conduct maintenance or move Orwell-Trumbull pipelines. The complaint alleged that Orwell-Trumbull violated Ohio law due to its improper attempt to shut down the pipeline along Vrooman Road and requested the PUCO order Orwell-Trumbull to refrain from shutting off service to the residential and commercial customers along Vrooman Road. On May 9, 2016, Orwell-Trumbull, Orwell and the Ohio Consumers’ Counsel filed a stipulation in which Orwell-Trumbull agreed to provide monthly status updates to the parties to the stipulation regarding the ownership status of certain pipelines along Vrooman Road. The monthly updates will be required until Orwell-Trumbull has either completed construction to re-establish connections or filed a petition to abandon service regarding its pipelines on Vrooman Road. On June 1, 2016, the PUCO dismissed Orwell’s complaint on the basis that the May 9, 2016 stipulation resolved all of the issues in the complaint. Pursuant to the Settlement, this case was closed.

•	Orwell-Trumbull Pipeline Company, LLC v. Orwell Natural Gas Company, Case No: 01-15-0002-9137, filed with the American Arbitration Association on or about March 12, 2015: Filed by Orwell-Trumbull with respect to a dispute under the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. Orwell-Trumbull claims Orwell breached the exclusivity provisions in the Agreement. Orwell filed several counterclaims, including claims for breach of contract, fraud, and unjust enrichment. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC, Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015: On March 31, 2015, Orwell filed a complaint on the same grounds as Case No: 01-15-0002-9137, described above, with the PUCO to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO issued an opinion and order on June 15, 2016, asserting jurisdiction over the Agreement, modifying certain of its terms, ordering any other pipeline owned or controlled by Richard Osborne to file a rate case within 60 days of the order, and ordering the PUCO Staff to undertake an investigative audit of all pipeline companies owned or controlled by Richard Osborne. Although the parties agreed upon certain conduct in the interim, under the Settlement Orwell-Trumbull has the right to appeal the June 15, 2016 PUCO opinion and order. Orwell-Trumbull filed a request for a rehearing on July 15, 2016. Orwell filed its memorandum in opposition on July 25, 2016. On August 3, 2016, Orwell-Trumbull’s request for a rehearing was granted.

•	Gas Natural Resources LLC v. Orwell-Trumbull Pipeline Company LLC, Case No. 16-0663-GA-CSS, filed with the PUCO on March 28, 2016: GNR filed a complaint before the PUCO pursuant to a transportation service agreement between it and Orwell-Trumbull. The agreement was assigned to GNR when we acquired the assets of JDOG Marketing on June 1, 2013. The complaint alleged that Orwell-Trumbull breached the termination provisions of the agreement and violated Ohio law due to Orwell-Trumbull’s failure to file the agreement with the PUCO and its improper attempt to discontinue service under agreement. Pursuant to the Settlement, this case was dismissed with prejudice.

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

ITEM 1A. RISK FACTORS.

There have been no material changes during the period covered by the Quarterly Report to the risk factors previously disclosed under the “Risk Factors” section of our Annual Report, except for the additions below related to Agreement and Plan of Merger, by and among us, FR Bison Holdings, Inc., and FR Bison Merger Sub, Inc., pursuant to which Merger Sub will merge with and into us:

•	any event, change or circumstance that might give rise to the termination of the merger agreement,

•	the effect of the proposed merger on our relationships with our customers, operating results and business generally,

•	the risk that the merger will not be consummated in a timely manner,

•	the failure to receive, on a timely basis or otherwise, approval of the merger, and the other transactions contemplated by the merger agreement, by our shareholders or the approval of government or regulatory agencies with regard to the merger,

•	the failure of one or more conditions to the closing of the merger to be satisfied,

•	risks arising from the merger’s diversion of management’s attention from our ongoing business operations; and

•	risks that our stock price may decline significantly if the merger is not completed.

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

Changes in Registrant’s Certifying Accountant

On August 19, 2016, we notified MaloneBailey, LLP that it had been dismissed as our independent registered public accounting firm. We engaged Freed Maxick CPAs, P.C. as our new independent registered public accounting firm effective immediately. Our Audit Committee and Board of Directors approved the change in independent accountants. The SEC was notified by means of Form 8-K on August 19, 2016.

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

Gas Natural Inc.

November 9, 2016	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(Principal Financial Officer)