Form 10-K
period 2016-12-31
Gas Natural Inc.
filed 2017-03-16
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016 was $65,717,300.

The number of shares outstanding of the registrant’s common stock as of March 10, 2017 was 10,519,728 shares.

DOCUMENTS INCORPORATED BY REFERENCE

As used in this Form 10-K, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information is this Form 10-K is as of December 31, 2016.

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

Bangor Gas. Bangor Natural Gas Company.

Bcf. One billion cubic feet, used in reference to natural gas.

Brainard. Brainard Gas Corp.

CUNA. Credit Union National Association

Clarion River. Clarion River Gas Company.

Cut Bank Gas. Cut Bank Gas Company.

EBITDA. Earnings before interest, taxes, depreciation, and amortization.

Energy West. Energy West, Incorporated.

EPA. The United States Environmental Protection Agency.

ERP. Enterprise Resource Planning.

EWD. Energy West Development, Inc.

EWM. Energy West Montana, Inc.

EWW. Energy West Wyoming, Inc.

EWR. Energy West Resources, Inc.

Exchange Act. The Securities Exchange Act of 1934, as amended.

FASB. Financial Accounting Standards Board.

FERC. The Federal Energy Regulatory Commission.

First Reserve. First Reserve Energy Infrastructure Fund II, L.P.

Frontier Natural Gas. Frontier Natural Gas Company.

Gas Natural. Gas Natural Inc.

GCR. Gas cost recovery.

GNR. Gas Natural Resources LLC.

GNSC. Gas Natural Service Company, LLC.

GPL. Great Plains Land Development Co., Ltd.

Independence. Independence Oil, LLC.

JDOG. John D. Oil and Gas Company

JDOG Marketing. John D. Oil and Gas Marketing Company, LLC.

Kykuit. Kykuit Resources, LLC.

LIBOR. London Interbank Offered Rate.

LNG. Liquefied Natural Gas.

Lone Wolfe. Lone Wolfe Insurance, LLC.

 i

MMcf. One million cubic feet, used in reference to natural gas.

MPSC. The Montana Public Service Commission.

MPUC. The Maine Public Utilities Commission.

NCUC. The North Carolina Utilities Commission.

NEO. Northeast Ohio Natural Gas Corp.

NIL Funding. NIL Funding Corporation.

Notes. Senior unsecured notes payable to Allstate/CUNA.

NYSE. New York Stock Exchange.

NYSE MKT. NYSE MKT LLC.

Orwell. Orwell Natural Gas Company.

Osborne Trust. The Richard M. Osborne Trust, dated February 24, 2012.

PGC. Public Gas Company

PHC. PHC Utilities, Inc.

PUCO. The Public Utilities Commission of Ohio.

SEC. The United States Securities and Exchange Commission.

Spelman. Spelman Pipeline Holdings, LLC.

Sun Life. Sun Life Assurance Company of Canada.

TIAA. Teachers Insurance and Annuity Association.

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

Although we believe that the expectations, estimates and projections reflected in the forward-looking statements are based on reasonable assumptions when they are made, we can give no assurance that these expectations, estimates and projections can be achieved. We believe the forward-looking statements in this Form 10-K are reasonable; however, you should not place undue reliance on any forward-looking statement, as they are based on current expectations. Future events and actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to complete the merger (the “Merger”) pursuant to the Agreement and Plan of Merger, dated October 8, 2016 (the “Merger Agreement”), among us, FR Bison Holdings, Inc. and FR Bison Merger Sub, Inc.,

•	any event, change or circumstance that might give rise to the termination of the Merger Agreement,

•	the effect of the proposed Merger on our relationships with our customers, operating results and business generally,

•	the risk that the Merger will not be consummated in a timely manner,

•	the failure to receive, on a timely basis or otherwise, approval of government or regulatory agencies with regard to the Merger,

•	the failure of one or more conditions to the closing of the Merger to be satisfied,

•	risks arising from the Merger’s diversion of management’s attention from our ongoing business operations,

•	risks that our stock price may decline significantly if the Merger is not completed,

•	fluctuating energy commodity prices,

•	the possibility that regulators may not permit us to pass through all of our costs to our customers,

•	the impact of the FERC and state public service commission statutes, regulations, and actions, including allowed rates of return, and the resolution of other regulatory matters,

•	the impact of weather conditions and alternative energy sources on our sales volumes and the rate at which we can recover gas costs from our customers,

•	the outcome of the shareholder derivative suits and other actions that have been brought against us,

•	the ability to control costs, including the costs associated with litigation/suits brought against us,

•	future utilization of pipeline capacity, which can depend on energy prices, competition from alternative fuels, the general level of natural gas demand, decisions by customers not to renew expiring supply contracts and weather conditions,

•	changes in federal or state laws and regulations to which we are subject, including tax, environmental, and employment laws and regulations,

•	the ability to meet financial covenants imposed by lenders,

•	the effect of changes in accounting policies, if any,

•	the ability to manage our growth,

•	the ability of each business unit to successfully implement key systems, such as service delivery systems,

•	the ability to develop expanded markets and product offerings and our ability to maintain existing markets, and

•	the ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

PART I

Item 1. Business.

(dollars in thousands)

Our Business

Energy West was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009. On July 9, 2010, we changed our name to Gas Natural Inc. (the “Company,” “we,” “us,” or “our”) and reincorporated in Ohio. We are a natural gas company with operations in four states. In October 2016, we implemented a plan of reorganization and formed a new holding company, PHC, an Ohio corporation, which is the parent company of our regulated utility subsidiaries, Cut Bank Gas, EWM, Frontier Natural Gas, Bangor Gas, NEO, Brainard, Orwell, and Spelman. Gas Natural is the parent company of Energy West Propane, Inc., EWR, GNR, Lone Wolfe and PHC. PHC is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Ohio. EWR is a natural gas marketing and production company with non-regulated operations in Montana. GNR is a natural gas marketing company that markets gas in Ohio. Energy West Propane, Inc. distributes propane with non-regulated operations in Montana. Lone Wolfe serves as an insurance agent for us. We have three operating and reporting segments:

•	Natural Gas. Representing the majority of our revenue, we annually distribute approximately 21 Bcf of natural gas to approximately 69,400 customers through regulated utilities operating in Maine, Montana, North Carolina and Ohio. Our natural gas utility subsidiaries include Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas (Montana), EWM (Montana), Frontier Natural Gas (North Carolina), NEO (Ohio) and Orwell (Ohio).

•	Marketing and Production. Annually, we market approximately 3.6 Bcf of natural gas to a regulated utility in Wyoming and to commercial and industrial customers in Montana and Ohio through our EWR and GNR subsidiaries. Our EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns an interest in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana. See Note 11 – Property, Plant & Equipment in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended December 31, 2016 (our “Annual Report”).

•	Corporate and Other. Included in corporate and other are costs associated with business development and acquisitions, dividend income, recognized gains or losses from the sale of marketable securities, activity from Lone Wolfe which serves as an insurance agent for us and other businesses in the energy industry, and the results of our discontinued operations from the sales of EWW, the Shoshone and Glacier pipelines, and Independence.

For financial information about each of our segments, see Note 18 – Segment Reporting in the Notes to the Consolidated Financial Statements in this Annual Report.

Recent Events

SEC Investigation

We received a letter from the Chicago Regional Office of the SEC dated March 3, 2015, stating that the staff of the SEC is conducting an investigation regarding (i) audits by the PUCO and Rehmann Corporate Investigative Services, (ii) the determination and calculation of the GCR, (iii) our financial statements and internal controls, and (iv) various entities affiliated with our former chairman and chief executive officer, Richard M. Osborne. On May 29, 2015, we received a subpoena regarding a formal investigation, case number C-08186-A. On March 15, 2016, we received a second subpoena regarding the same case. On January 30, 2017, the SEC notified us that the investigation had been closed without a recommendation of an enforcement action.

Debt Agreements and Restructuring

On October 19, 2016, we entered into a credit agreement and revolving note with Bank of America, N.A. (“Bank of America”). The credit agreement provides for a $42,000 unsecured revolving credit facility which incurs variable interest on a grid structure, based on our leverage ratio. The credit facility has a maturity date of October 19, 2021. The credit agreement requires us to maintain compliance with a number of covenants, including limitations on our minimum net worth, incurring additional debt, dispositions and investments, and requirements to maintain a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at December 31, 2016, under the terms of the credit agreement and revolving note, the occurrence and continuation of one or more of the events of default specified in the credit agreement could require us to immediately pay all amounts then remaining unpaid on the revolving note.

Also on October 19, 2016, we entered into a note purchase agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of our 4.23% senior notes, due October 19, 2028. Pursuant to the note purchase agreement, we issued an unsecured senior note, in the amount of $50,000 held by TIAA, on which we pay interest semiannually. The note purchase agreement and senior note are subject to other customary covenants and default provisions. Although we are in compliance with these covenants at December 31, 2016, an occurrence of an event of default specified in the note purchase agreement could requires us to immediately pay all amounts then remaining unpaid on the senior note.

The revolving note and senior note are each guaranteed by our wholly owned non-utility subsidiaries, Energy West Propane, Inc., EWR, GNR, Independence, Lone Wolfe, and PHC.

Additionally, on October 19, 2016, we created a wholly-owned subsidiary, PHC, under which each of our eight regulated entities is held. This streamlines our corporate structure to facilitate greater focus on the four regulatory jurisdictions in which we operate, as well as to simplify our financing arrangements.  With the new structure, which received regulatory approval, the regulated entities are segregated from non-regulated operations.

Agreement and Plan of Merger

On October 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, FR Bison Holdings, Inc., a Delaware corporation (“Parent”), and FR Bison Merger Sub, Inc., an Ohio corporation (“Merger Sub”), pursuant to which Merger Sub will merge with and into us (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. We will continue as the surviving corporation and a wholly-owned subsidiary of Parent, and Parent will pay to our shareholders $13.10 per common share in cash, without interest (the “Merger Consideration”), in accordance with and subject to the terms of the Merger Agreement. Parent and Merger Sub are affiliates of First Reserve and were formed by First Reserve in order to facilitate the Merger.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time (including restricted shares of our common stock which will become fully vested in accordance with their terms) will be cancelled and automatically converted into the right to receive the Merger Consideration, other than (i) shares that are held in our treasury or owned by any direct or indirect wholly owned subsidiary of ours, (ii) shares owned by Parent, Merger Sub or any of their respective wholly owned subsidiaries, and (iii) shares held by shareholders who have complied in all respects with all of the provisions of the Ohio General Corporation Law concerning such shareholder’s rights as a dissenting shareholder. First Reserve has committed to capitalize Parent, at or immediately prior to the effective time of the Merger, with an aggregate equity contribution in an amount of up to $137,800, subject to the terms and conditions set forth in an equity commitment letter, dated as of October 8, 2016.

Our board of directors unanimously determined that the transactions contemplated by the Merger Agreement, including the Merger, are fair and in the best interests of us and our stockholders and approved the Merger Agreement and the transactions contemplated thereby, and unanimously resolved to recommend that our stockholders vote in favor of approval of the Merger Agreement. On December 28, 2016, at a special meeting, our shareholders voted on and approved the Merger and the other transactions contemplated by the Merger Agreement.

We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business and our subsidiaries prior to the closing of the Merger.

The Merger is subject to, among other customary closing conditions, the approvals of the MPUC, MPSC, NCUC, and the PUCO. In addition, the Merger requires the approval of our shareholders which was obtained on December 28, 2016, and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, which expired on December 19, 2016.  The Merger Agreement also includes certain termination rights for both us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we or Parent will be required to pay to Parent or to us, respectively, a termination fee of $4,800. First Reserve has provided us with a limited guarantee in favor of us guaranteeing the payment of Parent’s termination fee if such amount becomes payable under the Merger Agreement. The Merger Agreement provides for a 42-day go shop period which expired on November 22, 2016. During such period, our board of directors, together with our financial and legal advisors, actively solicited alternative proposals to acquire us. During the go shop period, representatives of Janney Montgomery Scott LLC, financial advisor to our board, began the go shop process by contacting a total of 78 potential acquirers, comprised of 62 strategic parties and 16 financial parties, which resulted in six parties negotiating and entering into confidentiality agreements with us. None of the parties that signed a confidentiality agreement during the go shop period was interested in pursuing an alternative transaction, as we did not receive any binding proposals. At the end of the go shop period, we ceased such activities, and are now subject to a customary no shop provision that restricts our ability to solicit acquisition proposals from third parties and to provide non-public information to and engage in discussions or negotiations with third parties regarding acquisition proposals after the go shop period.

Upon consummation of the Merger, our common stock will be delisted from the NYSE MKT and deregistered under the Exchange Act as soon as practicable following the Effective Time. For further details regarding the Merger Agreement, see our definitive proxy statement filed on November 23, 2016 and our Supplemental Disclosure to Definitive Proxy Statement filed on December 23, 2016 on Form 8-K.

Implementation of Enterprise Resource Planning System

In 2014, we began the implementation of our new ERP system. The new system should enhance our overall operations through integrating and stream-lining our business processes. We deployed this ERP system during the second half of 2015. We completed the deployment and integration of the ERP system during the first half of 2016.

Sale of EWW and the Shoshone & Glacier Pipelines

On October 10, 2014, we executed a stock purchase agreement for the sale of all of the stock of our wholly owned subsidiary, EWW, to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in our natural gas operations segment. In conjunction with this sale, our former EWD subsidiary entered into an asset purchase agreement for the sale of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together, the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. The Pipeline Assets have historically comprised the entirety of our pipeline segment. As a result of EWW and the Pipeline Assets’ classification as discontinued operations, their results have been included in Corporate & Other segment for all periods presented. On July 1, 2015, the transaction was completed and we received proceeds, net of costs to sell, of $14,223 for the sale of EWW and $1,185 for the sale of the Pipeline Assets. We recorded gains on the sales of $4,869 and $499 for EWW and the Pipeline Assets, respectively, in discontinued operations. See Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements of this Annual Report for more information regarding these transactions.

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

In November 2015, we sold nearly all of the assets and liabilities of our Pennsylvania utilities, Clarion River and Walker Gas, to Utility Pipeline, LTD for proceeds of $848, which resulted in a gain on the transaction of $415.

On October 15, 2015, we sold an office building in Mentor, Ohio for net proceeds of $1,220, which resulted in a loss on the transaction of $409, based on the carrying value of the property of $1,760 and the costs to sell the property.

The completion of these divestitures is part of our strategy to monetize non-core assets so that we may direct our energies and resources to operations that we believe have higher growth potential. The sale of these assets does not constitute a strategic shift that will have a major effect on our operations or financial results and, as such, the disposals are not classified as discontinued operations in our consolidated financial statements. These gains and losses related to our disposals were recorded in other income in the accompanying Consolidated Statement of Comprehensive Income for the year ended December 31, 2015. See Note 4 – Disposals in the Notes to the Consolidated Financial Statements of this Annual Report for more information regarding these transactions.

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

Industry Trends

Since 2000, domestic energy markets have experienced significant price fluctuations. Natural gas experienced peak prices in the mid-2000’s as a result of weather and concerns over supply. However, new technology in drilling has expanded potential sources of natural gas, including shale gases, making it an abundant energy source for the foreseeable future. From 2014 through the first quarter of 2016, the United States experienced falling oil prices, and during the first quarter of 2016 experienced the lowest oil prices in more than a decade. Despite these lower prices, natural gas continues to be a more economical energy source providing the same energy output for a fraction of the cost. Given the current environment, we expect that natural gas will maintain a favorable competitive position compared with other fossil fuels. We believe that conditions are favorable for consumers to convert to natural gas from more expensive fossil fuels even if the cost of conversion includes equipment purchases. Because natural gas is cleaner burning than coal, we believe it will continue to be preferred for electric power generation and industrial applications. Additionally, given the cleaner burning attributes of natural gas, we believe environmental regulations may enhance this competitive outlook.

Business Strategy

Our strategy is to grow our earnings and increase cash flow by providing energy sources to users in a safe and reliable manner by focusing on the following initiatives:

•	Invest in Our Utilities. We invest capital and resources into improvements and expansion projects at our core utilities in order to organically grow our customer count, gas volumes, market penetration and market share. Under regulation, our rates are established to yield a revenue requirement based on a allowed return on the investment in property used and useful in public service (rate base), plus reimbursement of all necessary and proper operating expenses, taxes, interest, and depreciation. Our capital improvements and expansion projects add to our existing utilities and enable us to continue to build rate base throughout our service footprint and provide sufficient margins for an appropriate return on our capital investments. In addition, our strategic plan includes the redeployment of assets to focus resources where we can create better shareholder value.

•	Focus on Efficiencies. We strive to quickly and effectively respond to changing regulatory and public policy initiatives, leverage new technologies that will significantly improve productivity and customer service, and implement organizational changes that improve our performance. By focusing on these critical areas and continuous improvement of operational efficiencies, we expect to be able to effectively control costs and provide reasonable returns to shareholders by attaining our regulated allowable return on equity as established by our regulators.

•	Acquisition Strategy. We regularly evaluate gas utilities of varying sizes for potential acquisitions to increase our market penetration or service areas by acquiring operations in or near our current service territories with minimal corporate platform expansion. We also explore acquisition opportunities in new markets that could provide significant growth to our operations and customer base. For these potential acquisitions, we examine under-performing operations in more mature gas markets whose performance and profitability can be increased, smaller operations that are part of larger holding companies that can be grown, or operations in geographic areas that have historically relied on alternate heating fuels that can be converted to natural gas.

Natural Gas Operations

Our natural gas operations are located in Maine, Montana, North Carolina and Ohio. Our revenues from natural gas operations are generated under tariffs regulated by those states. Approximately 88%, 93% and 93% of our revenue was from regulated gas distribution operations for the years ended December 31, 2016, 2015 and 2014 respectively. We believe that our geographically diverse customer base enhances the stability of our operations and provides us with the opportunity to increase our market penetration in various regions. Additionally, our customers represent a mix of residential, commercial, industrial, agricultural and transportation, and no single customer represented more than 0.6% of our natural gas revenue for 2016. Our sales to large commercial and industrial customers are not concentrated in any one industry segment but vary across several industry segments, reflecting the diverse nature of the communities we serve.

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

Maine

Our operations in Maine provide natural gas service to customers in the communities of Bangor, Brewer, Old Town, Orono, Bucksport, Hermon, Veazie and Lincoln. Our service area in these communities has a population of approximately 78,000 people. Our Maine operations provide service to approximately 6,200 residential, commercial and industrial customers. We offer transportation services to approximately 61 customers through special pricing contracts. These customers accounted for approximately 21% of the revenue of our Maine operations in 2016.

In Maine, our primary gas supply marketer is Emera Energy Services. We receive our gas supply from the Maritimes & Northeast Pipeline transmission system. Our supply contract is on a full requirements basis with Emera Energy Services.

Montana

Our operations in Montana provide natural gas service to customers in Cascade, Gallatin, and Glacier counties. The population of our service area is approximately 87,000 people. Our Montana operations provide service to approximately 31,700 customers.

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

North Carolina

Our North Carolina operations provide natural gas service to customers in Ashe, Surry, Warren, Watauga, Wilkes, and Yadkin counties. This service area has a population of approximately 280,000 people. Our North Carolina operations provide service to approximately 3,400 residential, commercial and transportation customers.

In North Carolina, our primary gas supply marketer is UGS Energy Services, LLC. We receive our distribution system gas supply at the Frontier City Gate from the Transcontinental Gas Pipe Line Company transmission system.

Ohio

Our Ohio operations provide natural gas service to customers in Ashland, Ashtabula, Carroll, Columbiana, Coshocton, Cuyahoga, Fairfield, Franklin, Geauga, Guernsey, Harrison, Hocking, Holmes, Huron, Knox, Lake, Lorain, Mahoning, Medina, Portage, Richland, Stark, Summit, Trumbull, Tuscarawas, Washington, and Wayne counties. This service area has a population of approximately 5.9 million people. Our Ohio operations provide service to approximately 28,100 residential, commercial and industrial customers.

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

Marketing and Production

We market approximately 3.6 Bcf of natural gas annually to a regulated utility in Wyoming and to commercial and industrial customers in Montana and Ohio through our EWR and GNR subsidiaries. We also manage midstream supply and production assets for transportation customers and utilities through our EWR subsidiary.

In order to provide a stable source of physical natural gas volumes for a portion of its requirements, EWR owns an average 53% gross working interest (average 44% net revenue interest) in 160 natural gas producing wells in operation on state lease mineral rights in Glacier and Toole Counties in Montana. This production gives us a partial natural hedge when market prices of natural gas are significantly greater than the cost of production. The gas production from these wells and assets provided approximately 7.3% of the volume requirements for EWR in our Montana market for the year ended December 31, 2016. These wells are relatively shallow and we have not yet explored the deeper formations on our production properties.

Our EWR subsidiary owns a 24.5% interest in Kykuit, a developer and operator of oil, gas and mineral leasehold estates located in Montana. We account for our investment in Kykuit using the equity method. We have invested approximately $2,160 in Kykuit as it could provide a supply of natural gas in close proximity to our natural gas operations in Montana. Our obligations to make additional investments in Kykuit are limited under our agreement with the other Kykuit investors. At December 31, 2016, we are obligated to invest no more than an additional $79 over the life of the venture. Other investors in Kykuit include Richard M. Osborne, our former chairman and chief executive officer; JDOG, a publicly held gas exploration company, which is also the managing member of Kykuit; Thomas J. Smith, a former director of ours and our former chief financial officer and a director of JDOG; and Gregory J. Osborne, our chief executive officer and member of our board of directors and the former president and director of JDOG. Due to significant doubts regarding the recoverability of Kykuit’s leaseholds on unproven oil and gas properties, coupled with the bankruptcy of the managing member, our investment in Kykuit is completely impaired.

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

During 2015, we sold EWW and our Pipeline Assets. EWW represented all of our utility operations in Wyoming. The Pipeline Assets made up the entirety of our pipeline operations segment. The assets and liabilities as well as results of operations of both EWW and the Pipeline Assets have been reclassified to discontinued operations and are now included in the corporate and other segment.

See Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements of this Annual Report for more information regarding our discontinued operations.

Competition

Natural Gas Operations

Our natural gas operations generally face competition in the distribution and sale of natural gas from suppliers of other fuels, including coal, electricity, oil and propane. Traditionally, the principal considerations affecting a customer’s selection of utility gas service over competing energy sources include service, price, equipment conversion costs, reliability, and ease of delivery. In addition, the type of equipment already installed in a business and residence significantly affects the customer’s choice of energy supply. However, with respect to the majority of our service territory, we believe that previously installed equipment is not a deterrent, as households in recent years have generally preferred the installation of natural gas as an energy source for space and water heating.

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

The following table summarizes our major competitors by state.

State	Competition

Maine	Northern Utilities Inc., Maine Natural Gas, various fuel oil distributors, electric providers

Montana	NorthWestern Energy, Montana-Dakota Utilities Co.

North Carolina	Various propane distributors, electric providers

Ohio	Dominion East Ohio, Columbia Gas of Ohio, National Gas & Oil, various propane and fuel oil distributors, electric providers

Our marketing and production operations compete principally with other natural gas marketing firms doing business in Montana, Wyoming and Ohio.

Gas Supply Marketers and Gas Supply Contracts

Our local distribution companies purchase gas from various gas supply marketers for resale to our customers. The market forces of supply and demand determine the price of natural gas and affect the purchase price that our companies will pay for gas. The price we charge to our end users is a pass-through commodity rate. This GCR rate includes not only the cost of the commodity, but also the transportation fees to move gas from major supply areas to our customers. We maintain a portfolio of both fixed price and market price contracts for our GCR customers. This portfolio includes a supply mixture of both interstate natural gas as well as locally produced natural gas. In addition, we may also use natural gas commodity swap agreements. We use contracts and swap agreements to protect profit margins on future obligations and for protection in the volatile natural gas markets. Our cost of gas is reviewed and approved by various public utility commissions. Jefferson Energy Trading, LLC has been a significant, non-exclusive gas supply marketer for our marketing and production subsidiary, EWR. EWR also supplies itself with natural gas through the ownership of natural gas producing wells in operation in north central Montana. For more information, see the above sections captioned “Marketing and Production” and “Natural Gas Operations.”

Natural gas can be stored for indefinite periods of time. Traditionally, natural gas has been a seasonal fuel. We purchase and store natural gas during the summer months when demand and prices are low. This stored gas plays a vital role in ensuring that any excess supply delivered during the summer months is available to meet the increased demand of our customers during the winter months.

Governmental Regulation

State Regulation

Our utility operations are subject to regulation by the MPUC, MPSC, NCUC and the PUCO. These authorities regulate many aspects of our distribution operations, including construction and maintenance of facilities, operations, safety, and regulatory rates charged to our customers, which impact the rate of return we will realize. For additional discussion of our natural gas operations segment’s rates and regulation, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in this Annual Report.

Rate Regulation, Cost Recovery and Rate Cases

Utility ratemaking is the statutory process by which our utilities set the price we charge to our customers for utility service. It determines a utility’s revenue requirements and sets the prices paid for service accordingly. Ratemaking, carried out through rate cases before a public utility commission, serves as one of the primary instruments of government regulation of our utilities. The various regulatory commissions approve rates intended to permit a reasonable rate of return on investment. Funds for capital expenditures are typically obtained from loans or equity investments, revenues, and undistributed retained earnings. Under regulation, our total revenue requirements (the prices paid by our customers) are limited to an amount that will yield a specified annual return on our rate base, plus reimbursement of all necessary and proper operating expenses, taxes, interest, and depreciation. The price charged meets the test of reasonableness by our regulatory commissions and customers and at the same time permits our shareholders to earn a fair return on their investment. When actual results deviate from rate making assumptions, our earned rate of return will deviate from our allowed rate of return. When this becomes substantial, new proceedings are necessary to adjust the rates to provide for a fair return.

Maine

Our Maine operations generate revenue under tariffs regulated by the MPUC, and as in other states, our tariffs are generally structured to enable us to realize a sufficient rate of return on investment. However, our tariffs and permitted return are not based upon a rate base as in other states, but on an alternative rate plan framework. Because heating oil and other alternative fuels are historically prevalent in Maine and because Bangor Gas entered the market in 1999 with few customers and sizeable start-up costs, the MPUC established a rate plan for Bangor Gas that was based upon the costs of distribution of alternative fuels. The goal of this alternative rate plan framework was to allow Bangor Gas to compete as a start-up gas utility with distributors of alternative fuels.

The MPUC approved a seven year extension to our alternative rate plan in September 2014. It was appealed by the Office of the Public Advocate and Verso Bucksport Power and has now been heard and decided before the Maine Supreme Court. The case was decided in favor of our Maine utility, with the utility base rates remaining in place, and is now final.

Montana

Our Montana gas utility operations are subject to regulation by the MPSC and generate revenue under regulated tariffs designed to recover a base cost of gas and administrative and operating expenses and to provide a sufficient rate of return to cover interest and profit. Our largest utility, EWM, has a traditional rate base structure in Montana, as established in a rate proceeding at the MPSC, and its rates are based upon the opportunity to earn a fair rate of return on equity and a fair overall rate of return. Cut Bank has separate rates that were also established in a rate case where cost of service analysis was employed and an authorized overall rate of return identified. The MPSC allows customers to choose a natural gas supplier other than our Montana operations, and we provide gas transportation services to customers who purchase from other suppliers.

Our Montana utilities’ tariffs include a purchased gas adjustment clause, which allows our Montana operations to adjust rates periodically to recover changes in gas costs. We have right of way privileges for our Montana distribution systems either through franchise agreements or right of way agreements within our service territories.

North Carolina

Our North Carolina operations generate revenues under tariffs regulated by the NCUC. The tariffs are market-based rates structured to enable us to be competitive in the market place and provide a sufficient rate of return. The NCUC public staff in 2014 agreed to not request a change in our margin rates until 2019. The margin rate consists of the tariff rate less benchmark gas costs. The North Carolina regulatory framework incorporates a purchased-gas commodity cost adjustment mechanism that allows Frontier Natural Gas to adjust rates periodically to recover changes in its wholesale gas costs. See Note 9 – Regulatory Assets and Liabilities Operations in the Notes to the Consolidated Financial Statements of this Annual Report for more information.

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

Seasonality

Our business and that of our subsidiaries in all segments is sensitive to fluctuations in temperature. In any given period, sales volumes reflect the impact of weather in addition to other factors. We do not have a weather normalization adjustment in our rates and, as a result, our revenue is sensitive to fluctuations in temperature. Colder temperatures generally result in increased sales, while warmer temperatures generally result in reduced sales. Most of our gas sales revenue is generated in the first and fourth quarters of the year (January 1 to March 31 and October 1 to December 31) and we typically experience losses in warmer months of the year, which coincide with the second and third quarters of the year (April 1 to September 30). We anticipate that this sensitivity to seasonal and other weather conditions will continue to be reflected in our sales volumes in future periods.

Employees

We had a total of 184 employees as of December 31, 2016, of which 183 are full time, 165 are employed by our natural gas operations and 19 are employed by our marketing and production or corporate operations. Our natural gas operations include employees represented by two labor unions, the Laborers Union and Local Union No. 41. Labor contracts with both unions are in place through June 30, 2019. We believe that we have a good relationship with our employees and unions.

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

The PUCO examined NEO and Orwell under the GCR mechanism. NEO’s audit covered the GCR mechanism from September 2009 through February 2012, and Orwell’s GCR mechanism covered the period of July 2010 through June 2012. On November 13, 2013, the PUCO issued an Opinion and Order in these GCR cases that disallowed our recovery of $1,027, primarily fees paid to JDOG Marketing, and fines of $76. In addition, the order called for an investigative and forensic audit of NEO, Orwell and all affiliated and related companies and their internal management controls to be undertaken by an outside auditor. The results of this audit were released on January 23, 2015. The report made various recommendations, primarily regarding our Ohio GCR filings, business structure, and internal controls. On October 30, 2015, the PUCO staff entered into a Stipulation and Recommendation with Brainard, NEO and Orwell. The Stipulation and Recommendation outlines various terms and conditions, primarily regarding the maintenance and implementation of additional processes and procedures for the Company’s Ohio GCR filings. On June 1, 2016, the PUCO issued an order adopting the Stipulation.

We currently are involved in shareholder derivative lawsuits and other related proceedings that could have a material adverse effect on our operating results or financial condition.

Beginning on December 10, 2013, five shareholder derivative complaints were filed in federal court against Gas Natural, as a nominal defendant, and against certain of our current and former directors and officers, as actual defendants. We may also be subject to additional lawsuits, investigations or proceedings in the future that relate to the allegations set forth in these derivative actions. On February 6, 2014, the five lawsuits were consolidated solely for purposes of conducting limited pretrial discovery, and on February 21, 2014, the Court appointed lead counsel for all five lawsuits. The consolidated action contains claims against various current or former directors or officers of Gas Natural alleging, among other things, violations of federal securities laws, breaches of fiduciary duty, waste of corporate assets and unjust enrichment arising primarily out of our acquisition of the Ohio utilities, services provided by JDOG Marketing, the acquisition of JDOG Marketing, and the sale of our common stock by Richard M. Osborne, our former chairman and chief executive officer, and Thomas J. Smith, our former chief financial officer and a former director of ours. The suit seeks the recovery of unspecified damages allegedly sustained by Gas Natural, which is named as a nominal defendant, corporate reforms, disgorgement, restitution, the recovery of plaintiffs’ attorney’s fees and other relief. On January 13, 2017, we entered into a Stipulation of Settlement that was preliminarily approved by the court on January 31, 2017, which is subject to a settlement hearing and final approval by the court. A more detailed description of these lawsuits and others is contained in the section captioned Legal Proceedings in Part I, Item 3, in this Annual Report.

We are a nominal defendant in the pending shareholder derivative suits, and none of the plaintiffs are seeking recovery from Gas Natural. However, we have certain indemnification obligations to the named defendants, including the advancement of defense costs to the individuals. The expenses related to continuing to defend such litigation may be significant.

We received a letter from the Chicago Regional Office of the SEC dated March 3, 2015, stating that the staff of the SEC is conducting an investigation regarding (i) audits by the PUCO and Rehmann Corporate Investigative Services, (ii) the determination and calculation of the GCR, (iii) our financial statements and internal controls and (iv) various entities affiliated with our former chief executive officer, Richard M. Osborne. The SEC has requested we preserve all documents relating to these matters. We received a subpoena to produce documents from the staff of the SEC dated May 29, 2015, in connection with this matter. On March 15, 2016, we received a second subpoena regarding the same case. On January 30, 2017, the SEC’s investigation was closed without a recommendation of an enforcement action.

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

The rates we are permitted to charge allow us to recover our cost of purchasing natural gas. In general, the various regulatory agencies allow us to recover the costs of natural gas purchased for customers on a dollar-for-dollar basis (in the absence of a finding of imprudence), without a profit component. We periodically adjust customer rates for increases and decreases in the cost of gas purchased by us for sale to our customers. Under the regulatory approved GCR pricing mechanisms, the gas commodity portion of gas rates we charge to our customers may be adjusted upward on a periodic basis. If the cost of purchasing natural gas increases and we are unable to recover these costs from our customers immediately, or at all, we may incur increased costs associated with higher working capital requirements. In addition, any increases in the cost of purchasing natural gas may result in higher uncollectible accounts receivable as a result of customer defaults on payment and reduced sales volume and related margins due to lower customer consumption.

Volatility in the price of natural gas could result in customers switching to alternative energy sources which could reduce our revenue, earnings and cash flow.

The market price of alternative energy sources such as coal, electricity, propane, oil and steam is a competitive factor affecting the demand for our gas distribution services. Our customers may have or may acquire the capacity to use one or more of the alternative energy sources if the price of natural gas and our distribution services increase significantly. In 2015 and the beginning of 2016, the United States experienced falling oil prices, lowering the average price of residential heating oil at the beginning of 2016 to some of the lowest levels in more than a decade. Natural gas has typically been less expensive than these alternative energy sources. However, if natural gas prices increase significantly, some of these alternative energy sources may become more economical or more attractive than natural gas, which could reduce our earnings and cash flow.

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

We are exposed to the impact of market fluctuations in the price and transportation costs of natural gas. We purchase and store gas for distribution later in the year. We enter into agreements to buy or sell physical gas at a fixed price. We also enter into natural gas commodity swap agreements as the fixed price payor. We may use such arrangements to protect profit margins on future obligations to deliver gas at a fixed price. Further, we are exposed to losses in the event of nonperformance or nonpayment by the counterparties to these agreements, which could have a material adverse impact on our earnings for a given period.

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

We have an ownership interest in 160 natural gas producing wells in Montana, which provide our marketing and production operations a partial natural hedge when market prices of natural gas are greater than the cost of production. The gas production from these wells provided approximately 7.3% of the volume requirements for EWR’s Montana market for 2016. We acquired our interests in the wells in 2002 and 2003 by quitclaim deed conveying interests in certain oil and gas leases for the wells. Because the sellers conveyed their interests by quitclaim, we received no warranty or representation from them that they owned their interests free and clear from adverse claims by third parties or other title defects. We have no title insurance, guaranty or warranty for our interests in the wells. Further, the wells may be subject to prior, unregistered agreements, or transfers which have not been recorded.

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

We have a net deferred tax asset of $3,243 and we cannot guarantee that we will be able to generate sufficient future taxable income to realize a significant portion of this tax asset, which could lead to a write-down or loss of the tax asset and adversely affect our operating results and financial position.

We recorded a net deferred tax asset as the result of our acquisitions of Frontier Natural Gas and Bangor Gas in 2007. This tax asset was $3,243 at December 31, 2016. We may continue to depreciate approximately $11,092 of Frontier Natural Gas’s and Bangor Gas’s capital assets using the useful lives and rates employed by those companies, resulting in future potential federal and state income tax benefits over a 20 year period using applicable federal and state income tax rates. Under Internal Revenue Code Section 382, our ability to recognize tax deductions as a result of this tax benefit was limited during the first five years following the acquisitions.

Management will reevaluate the need for a valuation allowance on our deferred tax asset each year on completion of updated estimates of taxable income for future periods, and will reduce the deferred tax asset by the new valuation allowance if, based on the weight of available evidence, it is more likely than not that we will not realize some portion or all of the recognized deferred tax assets. In addition, we cannot guarantee that we will be able to generate sufficient future taxable income to realize the $3,243 net deferred tax asset over the remaining useful life of the asset. A write down in the deferred tax asset or expiration of the asset before it is utilized would adversely affect our operating results and financial position.

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

Our operations could give rise to risk in cyber-attacks.

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

We may have cash deposits at financial institutions in excess of insured limits.

Our cash is held at financial institutions within the United States. At December 31, 2016 and 2015, our cash was maintained in accounts that are insured up to the limit determined by the Federal Deposit Insurance Corporation. We at times have balances in excess of the federally insured limits. Periodically, we evaluate the creditworthiness of the financial institutions, and we have not experienced any losses in such accounts.

Risks Related To Our Common Stock

Our proposed merger is subject to certain risks.

There are risks related to the Merger Agreement, including:

•	any event, change or circumstance that might give rise to the termination of the Merger Agreement,

•	the effect of the proposed Merger on our relationships with our customers, operating results and business generally,

•	the risk that the Merger will not be consummated in a timely manner,

•	the failure to receive, on a timely basis or otherwise, approval of government or regulatory agencies with regard to the Merger,

•	the failure of one or more conditions to the closing of the Merger to be satisfied,

•	risks arising from the Merger’s diversion of management’s attention from our ongoing business operations; and

•	risks that our stock price may decline significantly if the Merger is not completed.

Future issuances of our common stock may dilute the interests of existing shareholders.

We have issued shares of our common stock and may issue additional shares of our common stock to finance acquisitions, for general corporate purposes, or to make investments. For example, in 2013 we consummated a transaction to purchase the assets of JDOG Marketing for shares of our common stock. The issuance of additional shares may result in economic dilution to our existing shareholders.

Our ability to pay dividends on our common stock is limited.

We cannot assure that we will continue to pay dividends at our current dividend rate or at all. In particular, our ability to pay dividends in the future will depend upon, among other things, our future earnings, cash requirements, state ring fencing provisions, and covenants under our existing credit facilities and any future credit agreements as well as the Merger Agreement. In addition, acquisitions funded by the issuance of our common stock or future issuances to raise capital will increase the number of our shares outstanding and may make it more difficult to continue paying dividends at our current rate. Our long-term ability to continue paying dividends will depend on our ability to generate commensurate earnings from our utility operations and control costs. In both 2015 and 2016, our net income per share was less than our per share dividend paid for the year.

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

Our charter documents Ohio law, and the Merger Agreement, as well as certain utility laws and regulations, may discourage a third party from attempting to acquire us by means of a tender offer, proxy contest or otherwise, which could adversely affect the market price of our common stock.

Provisions of our articles of incorporation and code of regulations, the Merger Agreement, and state utility laws and regulations, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. For example, our charter documents do not permit cumulative voting, allow the removal of directors only for cause, and establish certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings. The Merger Agreement contains no-shop provisions prohibiting us from, among other things soliciting or participating in negotiations regarding any proposal or offer that constitutes or could lead to an acquisition proposal, or entering into any agreement relating to such a proposal, subject to fiduciary out provisions applicable prior to receipt of the approval of our shareholders on December 28, 2016. Under the Merger Agreement, we may be required to pay to Parent a termination fee of approximately $4.8 million if the Merger Agreement is terminated under certain circumstances. Additionally, Ohio corporate law provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition” as defined in the Ohio Revised Code. Assuming compliance with the prescribed notice and information filings, a proposed control share acquisition may be made only if, at a meeting of shareholders, the acquisition is approved by both a majority of our shares and a majority of the voting shares remaining after excluding the combined voting of the “interested shares,” as defined in the Ohio Revised Code. Some takeover attempts may even be subject to approval by the Ohio Division of Securities or the PUCO. The application of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

The value of our common stock may decline significantly if we do not maintain our listing on the NYSE MKT Equities stock exchange.

In addition to federal and state regulation of our utility operations and regulation by the SEC, we are subject to the listing requirements of NYSE MKT. The NYSE MKT rules contain requirements with respect to corporate governance, communications with shareholders, the trading price of shares of our common stock, and various other matters. We believe we are in compliance with NYSE MKT listing requirements, but there can be no assurance that we will continue to meet those listing requirements in the future. If we fail to comply with listing requirements, the NYSE MKT could de-list our stock. If our stock was de-listed from NYSE MKT, our shares would likely trade in the Over The Counter Bulletin Board, but the ability of our shareholders to sell our stock could be impaired because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and our security analysts’ coverage may be reduced. Further, because of the additional regulatory burdens imposed upon broker-dealers with respect to de-listed companies, delisting could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares. These factors could have a material adverse effect on the trading price, liquidity, value and marketability of our common stock.

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

We are a holding company with no direct operations and our principal assets are the equity securities of our subsidiary utilities. We rely on dividends from our subsidiaries for our cash flows, thus our ability to pay dividends to our shareholders and finance acquisitions depends on the ability of our subsidiaries to generate sufficient net income and cash flows to pay upstream dividends to us. Further, our subsidiaries are legally distinct from us, and although they are wholly owned and controlled by us, our ability to obtain distributions from them by way of dividends, interest or other payments (including intercompany loans) is subject to restrictions imposed by our regulators. For example:

•	we may cause our Maine, Montana, and North Carolina operating subsidiaries to pay a dividend not to exceed the subsidiaries’ net income calculated on a two year rolling average basis,

•	we may cause our Ohio utilities to distribute dividends not to cause cash liquidity on hand to fall below 90 days.

Our credit facilities and ring-fencing restrictions have covenants that place constraints on our business and may adversely affect our cash flow, liquidity and financial condition as well as our ability to finance acquisitions or pay dividends. Further, we may be required to comply with additional covenants. Failure to comply with financial covenants may result in the acceleration of the debt and foreclosure of our assets, which would have a material adverse effect on our business, earnings, cash flow, liquidity and financial condition. For further details on the financial covenants contained in the credit facilities, see the “Restrictions on Dividends” subsection of Note 14 – Stockholders’ Equity in the Notes to the Consolidated Financial Statements in this Annual Report for more information.

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

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we make monthly interest payments, based on an annual rate of 7.5% and the principal balance of the note is due upon maturity on November 15, 2016. On October 19, 2016, the NIL Funding credit facility was paid off and extinguished.

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

For more information regarding our related party transactions, see Note 17 – Related Party Transactions in the Notes to the Consolidated Financial Statements in this Annual Report.

Item 2. Properties.

Maine

In Bangor, Maine, we own a 16,000 square foot building that has a combination of office, service and warehouse space which supports our office, maintenance and construction operations. We have approximately 265 miles of transmission and distribution lines and related metering and regulating equipment in Maine.

Montana

In Great Falls, Montana, we own an 11,000 square foot office building and a 3,000 square foot service and operating center, which supports day-to-day maintenance and construction operations. We own approximately 635 miles of underground distribution lines, or “mains,” and related metering and regulating equipment in Montana. In West Yellowstone, Montana, we own an office building and a LNG plant. In the town of Cascade, we own two large propane storage tanks. In Cut Bank, Montana we own an office building/operating center.

North Carolina

Our North Carolina natural gas operations are headquartered in Elkin, North Carolina. We own a 12,000 square foot building that has a combination of office, shop and warehouse space. We own approximately 500 miles of transmission and distribution lines and related metering and regulating equipment in North Carolina. In Boone, North Carolina, we lease an office building/operating center.

Ohio

We maintain facilities for our Ohio operations located in Cleveland, Lancaster, Mentor, Orwell and Strasburg. In Cleveland, we lease 5,300 square feet of space under a long-term lease agreement which serves as the primary office for our chief executive officer, chief financial officer and certain other corporate employees. Our Lancaster, Mentor, Orwell and Strasburg sites serve as office and service space. We own the Lancaster and Strasburg sites and we lease the Mentor and Orwell sites under long-term lease agreements. We own approximately 1,405 miles of transmission and distribution lines and related metering and regulating equipment in Ohio.

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

On January 13, 2017, (i) plaintiffs John Durgerian and Joseph Ferrigno, individually and derivatively on behalf of the Company; (ii) certain of the Company’s current and former officers and directors; and (iii) the Company entered into a Stipulation of Settlement (the “Stipulation”). On January 31, 2017, the Court issued an order in the consolidated action preliminarily approving a proposed settlement (the “Settlement”), for which we have accrued a liability of $550.

The Settlement is subject to further consideration at a settlement hearing to be held on April 7, 2017 at 9:00 a.m., before U.S. Magistrate Judge Jonathan D. Greenberg, at the U.S. District Court, Northern District of Ohio, Carl B. Stokes U.S. Court House, 801 West Superior Avenue, Courtroom 10B, Cleveland, Ohio 44113. The Settlement, if finally approved, will cause the dismissal with prejudice of the consolidated action. Any objections to the Settlement must be filed in writing with the Court on or before March 24, 2017. Additional information regarding the terms of the Stipulation and the requirements for submitting any objections to the Settlement can be found in our Form 8-K filed with the SEC on February 3, 2017 and on our website at http://investor.egas.net.

On November 3, 2016, a putative derivative and class action lawsuit was filed in the Cuyahoga County Court of Common Pleas, Case Number CV16871400, captioned Alison D. “Sunny” Masters vs. Michael B. Bender et. al., naming our board of directors, James E. Sprague (our chief financial officer), Kevin J. Degenstein (our chief operating officer), Jennifer Haberman (our corporate controller), Jed D. Henthorne (our former corporate controller and currently president of our Energy West Montana subsidiary), Vincent A. Parisi (our former general counsel), Parent, Merger Sub, First Reserve, Anita G. Zucker, individually, the Article 6 Marital Trust, Under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, InterTech, NIL Funding, as defendants, and the Company, as a nominal defendant. NIL Funding is an affiliate of InterTech. The chairperson and chief executive officer of InterTech, Anita G. Zucker, beneficially owns nearly 10% of our outstanding stock through the Zucker Trust. Two members of our board of directors, Mr. Bender and Mr. Johnston, currently serve as officers of InterTech.

On November 17, 2016, plaintiff filed an amended complaint. The amended complaint alleges, among other things, that (i) our board breached its fiduciary duties and acted in bad faith by failing to undertake an adequate sales process during the time leading up to the execution of the Merger Agreement, (ii) our officers violated their fiduciary duty of loyalty, (iii) the Merger Agreement contains preclusive deal protection devices, (iv) our board failed to act with due care, loyalty, good faith, and independence owed to our shareholders, (v) that our executive officers, board members, InterTech, NIL Funding, and First Reserve conspired and aided and abetted such breaches of fiduciary duties, and (vi) that our board breached their fiduciary duties and violated related federal securities laws by omitting and misrepresenting material information in the Company’s preliminary proxy statement filed on November 9, 2016. The amended complaint further alleges various claims against the Zucker Trust and First Reserve including, as applicable, claims for breach of fiduciary duties, violations of Section 13(d) of the Exchange Act and Exchange Act Rule 13d-2(a).

On November 28, 2016, all defendants removed the Masters Case to the United States District Court for the Northern District of Ohio, Case Number 1:16-CV-02880. We agreed to provide expedited discovery to the plaintiff. On December 23, 2016, we entered into a Memorandum of Understanding with the plaintiff providing for the settlement of the Masters case. In the Memorandum of Understanding, the Company agreed to make certain supplemental disclosures to the Definitive Proxy Statement filed on November 23, 2016, solely for the purpose of minimizing the time, burden, and expense of litigation. The Memorandum of Understanding provides that, in exchange for making these disclosures, defendants will receive, after notice to potential class members and upon court approval, a customary release of claims relating to the Merger. On December 23, 2016, we filed with the SEC a Form 8-K making supplemental disclosures to our definitive proxy statement. We expect to incur costs and expenses related to this suit that are not covered by insurance that may be substantial. On March 7, 2017, the parties executed a Stipulation of Settlement, as contemplated by the Memorandum of Understanding.

On October 20, 2016, Orwell-Trumbull Pipeline Co., LLC filed a complaint in the Court of Common Pleas in Lake County, Ohio, captioned Orwell-Trumbull Pipeline Co., LLC v. Orwell Natural Gas Company, Case Number 16CV001776. Orwell-Trumbull’s complaint claims that jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp., which was the subject of Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015, described below, is proper in the Court of Common Pleas and not the PUCO. Orwell-Trumbull alleges three causes of action for breach of contract, treble damages, and continuing damages. The complaint alleges that Orwell failed to remit payment for invoices issued by Orwell-Trumbull pursuant to the Agreement as modified by the PUCO in Case Number 15-0637-GA-CSS. The complaint further alleges claims for treble and continuing damages due to the purported breach of contract. On November 11, 2016, Orwell filed an answer and counterclaim seeking a declaratory judgment, and a Motion to Expedite the hearing on the declaratory judgment and requesting the court set an expedited discovery schedule. On December 20, 2016, Orwell filed a complaint with the PUCO against Orwell-Trumbull, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Co., LLC, Case Number 16-2419-GA-CSS, described below, alleging that Orwell-Trumbull has been incorrectly invoicing Orwell in violation of the Agreement as modified by the PUCO in Case Number 15-0637-GA-CSS.

On July 14, 2016, we entered into a settlement agreement with Richard M. Osborne, our former chairman and chief executive officer (the “Settlement”). Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. All matters previously disclosed and subject to the Settlement are briefly referred to below and described in further detail in Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and under the caption “Litigation with Richard Osborne” in the Company’s Definitive Proxy Statement, filed with the SEC on May 9, 2016 and June 21, 2016, respectively. The specific litigation and regulatory proceedings subject to the Settlement:

•	Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al., Case No. 15CV844836, filed in the Court of Common Pleas in Cuyahoga County, Ohio on April 28, 2015: On June 13, 2014, Richard M. Osborne filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 in the Lake County Court of Common Pleas. Mr. Osborne sought an order requiring us to provide him with meeting minutes and corporate resolutions for the past five years. On February 13, 2015, Mr. Osborne voluntarily dismissed his complaint. On April 28, 2015, Mr. Osborne refiled this lawsuit in the Cuyahoga County Court of Common Pleas. We filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al., Case No. 14CV001512, filed in the Court of Common Pleas in Lake County, Ohio on July 28, 2014: Mr. Osborne (1) demanded payment of an earn-out amount associated with our purchase of assets from JDOG Marketing, (2) alleged that our board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) sought to enforce a July 15, 2014, term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1,000, and (4) sought to invalidate the results of the July 30, 2014, shareholder meeting and asked the court to order us to hold a new meeting at a later date. Mr. Osborne also sought compensatory and punitive damages. We asserted counterclaims including claims for defamation, arising out of the July 9, 2014, letter Mr. Osborne sent to our shareholders and conversion for a company-provided car Mr. Osborne refuses to return to us. Additional counterclaims included claims for battery and intentional infliction of emotional distress, asserted by Wade Brooksby and Michael Victor, respectively, former members of our board of directors. Pursuant to the Settlement, this case was dismissed with prejudice.

•	8500 Station Street LLC v. OsAir Inc., et al, Case No. 14CV002124, transferred from the Mentor Municipal Court, Case No. CVG1400880 (filed October 2, 2014), to the Court of Common Pleas in Lake County, Ohio on November 3, 2014: 8500 Station Street filed a complaint against OsAir on October 2, 2014 (amended in January 2015) for forcible entry and detainer for past-due rent and other damages relating to the premises located at 8500 Station Street, Suite 113, Mentor, Ohio. 8500 Station Street claimed damages in the amount of $82 in unpaid rent and physical damage to the premises as a result of fixtures removed by OsAir in vacating the premises. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Cobra Pipeline Co., Ltd. v. Gas Natural, Inc., et al., Case No. 1:15-cv-00481, filed in the United States District Court for the Northern District of Ohio on March 12, 2015: Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleged that we, and other defendants, accessed and intercepted vehicle tracking data, after we knew or should have known that our authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. On September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, 2015, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell National Gas Company v. Osborne Sr., Richard M., Case No. 15CV001877, filed in the Court of Common Pleas in Lake County, Ohio on October 29, 2015: The complaint alleged that Richard M. Osborne, while the chairman, president and chief executive officer of Orwell, Great Plains, JDOG, and GNSC fraudulently presented demands for payment to GNSC and Orwell, claiming that payments were due for natural gas purchased from Great Plains and JDOG from January 2012 through September 2013. Mr. Osborne ultimately obtained two checks from Orwell in the total amount of $202. Orwell’s complaint stated a claim of theft and sought liquidated damages in the amount of these checks. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Ohio Rural Natural Gas Co-Op, et al., Case No. 15CV002063, filed in the Court of Common Pleas in Lake County, Ohio on November 30, 2015: Orwell filed a complaint and motion for preliminary injunction against Ohio Rural Natural Gas Co-Op (“Ohio Rural”) and Mr. Osborne alleging that Ohio Rural and Mr. Osborne acted in concert to convert, for the use of their own supply, natural gas supply lines owned and operated by Orwell. The complaint alleged that on November 20, 2015, Ohio Rural and Mr. Osborne tampered with and severed gas lines owned by Orwell on Tin Man Road in Mentor, Ohio, terminated its service to approximately 50 independently owned businesses, and converted it for their own personal use. The complaint stated claims for conversion, unjust enrichment and civil remedy against criminal act, and seeks compensatory and liquidated damages. On November 30, 2015, Orwell filed a case with the PUCO on the same grounds, captioned In the Matter of Orwell Natural Gas Company, Brainard Gas Corporation and Northeast Ohio Natural Gas Corporations’ Request for Injunctive Relief, Case No. 15-2015-GA-UNC. Pursuant to the Settlement, this matter was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company, LLC, Case Number 15-0475-GA-CSS, filed with the PUCO on March 9, 2015: Orwell’s complaint alleged that on March 5, 2015, an Orwell-Trumbull employee notified Orwell that a pipeline owned by Orwell-Trumbull along Vrooman Road in Lake County, Ohio would be shut down completely for an alleged need to conduct maintenance or move Orwell-Trumbull pipelines. The complaint alleged that Orwell-Trumbull violated Ohio law due to its improper attempt to shut down the pipeline along Vrooman Road and requested the PUCO order Orwell-Trumbull to refrain from shutting off service to the residential and commercial customers along Vrooman Road. On May 9, 2016, Orwell-Trumbull, Orwell and the Ohio Consumers’ Counsel filed a stipulation in which Orwell-Trumbull agreed to provide monthly status updates to the parties to the stipulation regarding the ownership status of certain pipelines along Vrooman Road. The monthly updates will be required until Orwell-Trumbull has either completed construction to re-establish connections or filed a petition to abandon service regarding its pipelines on Vrooman Road. On June 1, 2016, the PUCO dismissed Orwell’s complaint on the basis that the May 9, 2016 stipulation resolved all of the issues in the complaint. Pursuant to the Settlement, this case was closed.

•	Orwell-Trumbull Pipeline Company, LLC v. Orwell Natural Gas Company, Case No: 01-15-0002-9137, filed with the American Arbitration Association on or about March 12, 2015: Filed by Orwell-Trumbull with respect to a dispute under the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. Orwell-Trumbull claims Orwell breached the exclusivity provisions in the Agreement. Orwell filed several counterclaims, including claims for breach of contract, fraud, and unjust enrichment. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC, Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015: On March 31, 2015, Orwell filed a complaint on the same grounds as Case No: 01-15-0002-9137, described above, with the PUCO to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO issued an opinion and order on June 15, 2016, asserting jurisdiction over the Natural Gas Transportation Service Agreement, modifying certain of its terms, ordering any other pipeline owned or controlled by Richard M. Osborne to file a rate case within 60 days of the order, and ordering the PUCO Staff to undertake an investigative audit of all pipeline companies owned or controlled by Richard M. Osborne. Although the parties agreed upon certain conduct in the interim, under the Settlement Orwell-Trumbull has the right to appeal the June 15, 2016 PUCO opinion and order. Orwell-Trumbull filed a request for a rehearing on July 15, 2016. Orwell filed its memorandum in opposition on July 25, 2016. On August 3, 2016, Orwell-Trumbull’s request for a rehearing was granted. On October 20, 2016, Orwell-Trumbull filed a complaint in the Court of Common Pleas in Lake County, Ohio, captioned Orwell-Trumbull Pipeline Co., LLC v. Orwell Natural Gas Company, Case Number 16CV001776, described above. Orwell-Trumbull’s complaint claims that jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. is proper in the Court of Common Pleas and not the PUCO. On December 20, 2016, Orwell filed a complaint with the PUCO against Orwell-Trumbull, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Co., LLC, Case Number 16-2419-GA-CSS, alleging that Orwell-Trumbull has been incorrectly invoicing Orwell in violation of the June 15, 2016 PUCO opinion and order.

•	Gas Natural Resources LLC v. Orwell-Trumbull Pipeline Company LLC, Case No. 16-0663-GA-CSS, filed with the PUCO on March 28, 2016: GNR filed a complaint before the PUCO pursuant to a transportation service agreement between it and Orwell-Trumbull. The agreement was assigned to GNR when we acquired the assets of JDOG Marketing on June 1, 2013. The complaint alleged that Orwell-Trumbull breached the termination provisions of the agreement and violated Ohio law due to Orwell-Trumbull’s failure to file the agreement with the PUCO and its improper attempt to discontinue service under agreement. Pursuant to the Settlement, this case was dismissed with prejudice.

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

On March 14, 2017, Richard M. Osborne, our former chairman and chief executive officer, filed a complaint in the Court of Common Pleas in Cuyahoga County, Ohio, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc.,” Case No. CV-17-877354. Mr. Osborne’s complaint alleges that we have breached the terms of the Settlement and seeks damages in excess of $4,000 and legal fees and expenses. We believe Mr. Osborne’s claims are without merit and will vigorously defend this case on all grounds.

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

Year Ended 12/31/16	High	Low

First Quarter	$8.70	$7.25
Second Quarter	$7.95	$6.83
Third Quarter	$7.95	$6.98
Fourth Quarter	$12.85	$7.44

Year Ended 12/31/15	High	Low

First Quarter	$11.03	$9.35
Second Quarter	$10.45	$9.80
Third Quarter	$10.30	$7.01
Fourth Quarter	$9.44	$6.50

Holders of Record

As of March 8, 2017, there were approximately 190 record owners of our common stock. We estimate that approximately 6,000 additional shareholders own stock in accounts at brokerage firms and other financial institutions.

Dividend Policy

During 2015, we made quarterly dividend payments of $0.135 per share in April, July, October and December 2015. In 2016, we paid a quarterly dividend of $.075 per share in April, July, October and December 2016.

Restrictions on Payment of Dividends

As a holding company, our primary assets and sources of cash flow are our operating subsidiaries. The credit facilities and ring fencing requirements of our operating subsidiaries restrict their ability to pay dividends to us, which restricts our ability to pay dividends to our shareholders. Additionally, our Merger Agreement restricts our ability to pay dividends in excess of $.075 per share on a quarterly basis. For additional information on loan covenants and restrictions contained in our debt documents, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Sources and Liquidity, in this Annual Report.

Payment of future cash dividends, if any, and their amounts, will be dependent upon a number of factors, including those restrictions above, our earnings, financial requirements, number of shares of capital stock outstanding and other factors deemed relevant by our board of directors.

Performance Graph

The graph below matches our cumulative five year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Utilities index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

	2011	2012	2013	2014	2015	2016

Gas Natural Inc.	$100.00	$105.22	$78.16	$112.76	$80.66	$140.40
S&P 500 Index – Total Returns	100.00	116.01	153.59	174.61	177.03	198.19
S&P 500 Utilities Index	100.00	101.29	114.67	147.90	140.73	163.65

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

	Years Ended December 31,
($ in thousands, except share and per share data)	2016	2015	2014 (1)	2013 (2,3)	2012

Revenue	$99,441	$112,361	$132,570	$109,400	$81,394

Income from continuing operations	$525	$1,169	$2,729	$5,852	$3,195
Income (loss) from discontinued operations	(12)	3,519	1,033	819	524
Net income	$513	$4,688	$3,762	$6,671	$3,719

Basic and diluted earnings per share:
Continuing operations	$0.05	$0.11	$0.26	$0.63	$0.39
Discontinued operations	-	0.34	0.10	0.08	0.07
Net income per share	$0.05	$0.45	$0.36	$0.71	$0.46

Dividend declared per weighted average common share	$0.30	$0.54	$0.50	$0.55	$0.54

Weighted average shares outstanding - basic	10,510,644	10,496,979	10,478,312	9,339,002	8,163,814
Weighted average shares outstanding - diluted	10,511,267	10,498,455	10,478,817	9,339,722	8,169,679

Plant, property, & equipment, net	$139,691	$142,416	$142,011	$124,588	$107,413
Total assets	$197,424	$197,387	$214,004	$203,732	$174,463
Non-current liabilities	$67,982	$56,436	$56,352	$54,361	$53,426
Capitalization	$142,349	$129,916	$136,031	$137,678	$120,045

1)	In 2014, due to the then pending sale of EWW and the Pipeline Assets, we reclassified the results of operations and financial position of these entities to discontinued operations. All prior periods have been reclassified to match the current year’s presentation. See Note 3 – Discontinued Operations to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.
2)	In 2013, we completed the purchase of substantially all the assets of JDOG Marketing.
3)	In 2013, we sold our Independence subsidiary. The results of operations and financial position for this subsidiary for the years presented have been reclassified to discontinued operations. See Note 3 – Discontinued Operations to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

Executive Overview

We are a natural gas company, primarily operating local distribution companies in four states and serving approximately 69,400 customers in total. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard. (Ohio), Cut Bank Gas (Montana), EWM (Montana), Frontier Natural Gas (North Carolina), NEO (Ohio) and Orwell (Ohio). Each of these entities is regulated in their respective states and operates under tariffs which allow them to collect revenue sufficient to recover their operating costs and earn a reasonable rate of return on their rate base. Approximately 88%, 93% and 93%, of our revenues in 2016, 2015 and 2014, respectively, were derived from our natural gas utility operations.

Our operations also include the marketing and production of natural gas. Our marketing and production subsidiaries are EWR (Montana and Wyoming) and GNR (Ohio). Our marketing and production subsidiaries obtain gas from interstate pipelines, local producers, and from small production wells in which it owns an interest. This gas is then sold to regulated utilities, commercial and industrial customers that are the end users of the commodity. In 2016, our marketing and production subsidiaries marketed approximately 3.6 Bcf of natural gas in three states.

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

The following summarizes the critical events that impacted our results of continuing operations during the year ended December 31, 2016:

Gross margin decreased due to the following factors:

•	our natural gas operations’ margins decreased $1,824, due to decreased sales volumes as a result of warmer weather in our markets during the first quarter of 2016, which was partially offset by colder weather in certain markets during the fourth quarter of 2016.
•	a decrease in margin of $499 related to the sale of our Clarion River, Walker Gas and PGC utilities that occurred during the fourth quarter of 2015, which was offset by an unfavorable gas cost adjustment of $693 that occurred during the second quarter of 2015, and
•	an increase in gross margin from our marketing and production operations by $539. Gross margin from our marketing operations increased by $694 as a result of incremental margin from new customer additions and an increase in the gas volumes we sold. Gross margin from our production operation decreased by $155 as a result of lower prices received combined with lower volumes.

During 2016, our operating expenses increased as a result of increased costs related to the implementation of our ERP system, including $657 of amortization of the deferred rent on our sale-leaseback and $666 of increased IT support costs. Additionally, depreciation and amortization increased by $777 during the period, as a result of capital additions related to our ERP system implementation, and other capital additions. We also experienced an increase in our legal and professional costs of $1,048, which includes the settlement of our litigation with Richard M. Osborne and costs related to our proxy contest with Richard M. Osborne. These increases were partially offset by a decrease in operating expenses in our marketing and production segment of $726, as result of a favorable adjustment of $672 related to the settlement agreement with Richard M. Osborne that terminated the earn-out provision of the agreement under which we acquired the assets of GNR. We also experienced decreased costs of $644 as a result of our disposal of Clarion River, Walker Gas and PGC during the fourth quarter of 2015.

We are focused on building rate base profitably in all of our jurisdictions, maintaining cost discipline, adherence to safety standards, and generating recurring streams of earnings and cash flow that support our continued investment in fixed assets, as well as a return on capital to our shareholders in the form of dividends.

Gas Prices and Revenues

Due to the price volatility of gas and our ability to pass our cost of gas on to our customers, we believe that revenue is not a reliable metric for analyzing our results of operations from period to period. As a result solely of changes in gas prices, our revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in sales volumes or gross margin. We consider gross margin to be a better measure of comparative performance than revenues. However, gas prices and revenues can impact our working capital requirements; see Operating Cash Flow below.

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

The application of ASC 980 results in recording regulatory assets and liabilities. Regulatory assets represent the deferral of incurred costs that are probable of future recovery in customer rates. In some cases, we record regulatory assets before we have received approval for recovery from the state regulatory agencies. We must use judgment to conclude that costs deferred as regulatory assets are probable of future recovery. We base this conclusion on certain factors, including changes in the regulatory environment, recent rate orders issued by regulatory agencies, and the status of any potential new legislation. Regulatory liabilities represent revenues received from customers to fund expected costs that have not yet been incurred or for probable future refunds to customers. At December 31, 2016, our total regulatory assets were $4,163 and our total regulatory liabilities were $1,417. A write-off of our regulatory assets and liabilities could have a material impact on our consolidated financial statements.

Our natural gas segment contains regulated utility businesses in the states of Maine, Montana, North Carolina and Ohio, and the regulation varies from state to state. If future recovery of costs in any such jurisdiction ceases to be probable we would be required to charge these assets to current earnings. However, there are no current or expected proposals or changes in the regulatory environment that impact the probability of future recovery of these assets. In addition, deregulation would be a change that occurs over time, due to legal processes and procedures, which could moderate the impact to our consolidated financial statements.

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

Each month we record the estimated unbilled revenue amounts as revenue and a receivable, and we reverse the prior month’s estimate. Likewise, we record associated gas costs as cost of revenue and a payable, and we reverse prior month’s estimate. Actual price and usage patterns may vary from these assumptions and may impact revenues recognized and costs recorded. The critical component of calculating unbilled revenue is estimating the usage on a calendar month basis. Our estimated volumes used in the unbilled revenue calculation have varied from our actual monthly metered volumes by less than plus or minus 10% on December 31, 2016 and 2015. A 10% change in our unbilled revenue at December 31, 2016, would have impacted our gross margin by $259.

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

We have approximately $8,232 federal and $4,261 state deferred tax assets related to the net operating loss carryovers as of December 31, 2016. The net operating losses begin to expire in 2018. Due to acquisitions and changes in ownership, these net operating loss carryovers may be subject to limitations set forth in Section 382 of the Internal Revenue Code. We maintain approximately $3,481 valuation allowance on the portion of our federal and state net operating loss.

We have a deferred tax asset of approximately $4,171 as of December 31, 2016, related to the carryover tax basis of Frontier Natural Gas and Bangor Gas, which we acquired in 2007. The carryover tax basis is subject to the limitations in Section 382 of the Internal Revenue Code, which limited our tax depreciation in tax years 2007 through 2012. We have approximately $11,092 of carryover tax basis remaining as of December 31, 2016, and will recognize potential future federal and state income tax benefits of approximately $4,171 over the remaining life of the carryover tax basis of the assets. For federal income tax purposes, we have concluded that the realization of the deferred tax asset associated with the carryover tax basis will be realized in future reporting periods based on future taxable income projections. For state income tax purposes, we have concluded that the realization of the deferred tax asset associated with the carryover tax basis may not be fully realized, due to our current state net operating loss carryovers and future state taxable income projections. Therefore, we have recorded a valuation allowance of approximately $928 on the portion of our state deferred tax assets associated with the carryover tax basis of our subsidiaries acquired in 2007.

Management reevaluates the valuation allowance annually based on future taxable income projections and adjusts our deferred tax asset valuation allowance, if based on the weight of available evidence, it is more-likely-than not that we will realize some or all of our deferred tax assets. If the projections indicate that we are unable to use all or a portion of our net deferred tax assets, we will adjust the valuation allowance to income tax expense. Our valuation allowance is based on projections of our taxable income in future reporting years. Based on future taxable income projections, our state net operating losses will not be realized. Therefore, we have recorded a valuation allowance of approximately $3,438 on our state deferred tax asset associated with state net operating losses.

For the federal tax portion, the five year Internal Revenue Code limitation period discussed above expired in 2012. Based on our estimates of taxable income, we project that we will recover approximately $4,127 of the remaining benefit in the next eight years, with $44 recovered in small increments in the remaining years. Based on this analysis, we believe that a valuation allowance on the federal portion of the benefit is not necessary. Failure to achieve projected levels of profitability could lead to a write-down in the deferred tax asset if the recovery period becomes uncertain or longer than expected and could also lead to the expiration of the deferred tax asset between now and 2029, either of which would adversely affect our operating results and financial position.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, rather, the goodwill is required to be tested for impairment annually, which we perform in the fourth quarter, or if events or changes in circumstances indicate that goodwill may be impaired. We test for goodwill impairment using a two-step approach. A recoverability test at the reporting unit level must be performed during the first step. If the asset is not recoverable, the second step calculates the impairment loss, if any. Our impairment evaluations as of December 31, 2016, indicated that our goodwill is fully recoverable. See Note 5– Goodwill in the Notes to the Consolidated Financial Statements included in this Annual Report.

The schedule below shows the goodwill balances allocated to our Ohio, Cut Bank and GNR subsidiaries as well as the excess of their fair values over their carrying values as of December 31, 2016, if any:

			Enterprise	Effect on enterprise fair value of:
		Enterprise	Carrying	1% increase in weighted	1% decline in
Operating Unit	Goodwill	Fair Value	Value	average cost of capital	residual growth rate

Ohio subsidiaries	$13,439	$83,567	$58,633	$(6,450)	$(5,150)
GNR subsidiary	1,376	4,207	3,749	(150)	(100)
Cut Bank subsidiary	1,057	2,472	830	(134)	(120)

There is a degree of uncertainty related to assumptions used to determine fair value. There are estimates and assumptions for organic growth, market equity risk, realized return on equity investments, market multiples, risk premium for size, weighted average cost of capital, capital structure, and tax rate. Weather can negatively impact our key assumptions and results.

When testing goodwill impairment of our subsidiaries, the enterprise value calculations were determined by putting an equal emphasis on a discounted cash flow method and a guideline public company method. The key assumptions made for each approach used in the impairment testing were (1) weighted average cost of capital of 8.0-13.0%; (2) perpetuity growth rate of 2.5%; and (3) operating EBITDA forecasts. Applying significantly different assumptions or valuation methods could result in different results from these impairment tests.

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

Year Ended December 31, 2016, Compared with Year Ended December 31, 2015

	Year Ended December 31,		Amount Change
($ in thousands)	2016	2015	Favorable (Unfavorable)

Revenue	$99,441	$112,361	$(12,920)
Cost of sales	56,517	68,152	11,635

Gross margin	42,924	44,209	(1,285)

Operating expenses
Distribution, general and administrative	27,338	26,104	(1,234)
Maintenance	984	1,422	438
Depreciation, amortization and accretion	8,034	7,257	(777)
Taxes other than income	4,006	4,119	113
Provision for doubtful accounts	182	278	96
Contingent consideration loss (gain)	(672)	(75)	597
Total operating expense	39,872	39,105	(767)

Operating income	3,052	5,104	(2,052)

Other income (expense)	(65)	86	(151)
Interest expense	(3,169)	(3,604)	435
Income (loss) before income taxes	(182)	1,586	(1,768)
Income tax benefit (expense)	707	(417)	1,124
Income from continuing operations	525	1,169	(644)

Discontinued operations, net of tax	(12)	3,519	(3,531)

Net income	$513	$4,688	$(4,175)

Revenues — Revenues decreased by $12,920 to $99,441 during 2016 compared to $112,361 during 2015. The decrease was primarily attributable to: (1) the average price of natural gas during 2016 was approximately 4% lower than the average price experienced during 2015, and was 31% lower than the prior year during the first quarter of 2016, which is generally when our peak sales volumes occur; (2) a decrease in natural gas revenue as a result of decreased sales volumes due to warmer weather in our markets during the first quarter of 2016, compared to 2015; and (3) a decrease of $1,552 as a result of the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015. These decreases were partially offset by an increase of $3,594 in the revenue from our marketing and production operations primarily as a result of our sales of gas to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenue was eliminated and was included in discontinued operations in the prior year. Additionally, the fourth quarter of 2016 was generally colder than the fourth quarter of 2015, which partially offset the revenue and sales volume decrease experienced in the first quarter of 2016.

Gross margin — Gross margin decreased by $1,285 to $42,924 for 2016 compared to $44,209 for 2015. Our natural gas operation’s margins decreased $1,824, due to decreased sales volumes as a result of warmer weather in our markets during the first quarter of 2016, a decrease in margin of $499 related to the sale of our Clarion Gas, Walker Gas and PGC utilities during the fourth quarter of 2015, which was partially offset by an unfavorable gas cost adjustment of $693 that occurred during the second quarter of 2015. Gross margin from our marketing and production operations increased by $539. Gross margin from our marketing operations increased by $694 as a result of incremental margin from new customer additions and an increase in the gas volumes we sold. Gross margin from our production operation decreased by $155 as a result of lower prices received combined with lower volumes.

Operating expenses — Operating expenses, other than cost of sales, increased by $767 to $39,872 for 2016 compared to $39,105 for the same period in 2015, primarily as a result of increased costs related to the implementation of our ERP system, including $657 of amortization of the deferred loss on our sale-leaseback and $666 of increased IT support costs. During 2016, we also experienced an increase in our legal and professional costs of $1,048, including the settlement of our litigation with Richard M. Osborne and costs related to our proxy contest with Richard M. Osborne. Depreciation and amortization increased by $777 during the period, as a result of capital additions related to our ERP system implementation, and other capital additions. This was partially offset by a decrease in operating expenses in our marketing and production segment by $726, as result of a favorable adjustment of $672 related to the settlement agreement with Richard M. Osborne that terminated the earn-out provision of the agreement under which we acquired the assets of GNR. We also experienced decreased costs of $644 as a result of our disposal of Clarion Gas, Walker Gas and PGC during the fourth quarter of 2015.

Other income (expense) — Other income (expense) decreased by $151 to $(65) for 2016 compared to $86 for 2015. During the first quarter of 2016, we recorded a loss of $531 on the disposal of an unused parcel of land in our natural gas operations segment. During 2015, we sold our PGC, Clarion and Walker utilities, and recorded losses on the sales of $335, which loss did not recur in 2016.

Interest expense — The following table presents changes in our interest expense during the years ended December 31, 2016 and 2015, respectively.

	Year Ended December 31,
	2016	2015	Change

Interest related to current borrowings	$586	$603	$(17)
Interest related to long-term notes payable	1,792	2,018	(226)
Interest related to capital leases	325	267	58
Amortization of debt issue costs	487	656	(169)
Other	(21)	60	(81)
Total interest expense	$3,169	$3,604	$(435)

Income tax benefit (expense) — Income tax benefit (expense) decreased by $1,124 to $707 for 2016 compared to $(417) for 2015. The change is primarily due to a decrease in pre-tax income, and the tax benefit of a research and development credit for which we were eligible in 2016. Our effective tax rate decreased to 36.5% for 2016 compared to 38.1% for 2015 as a result of a decrease in statutory tax rate in NC and a discontinuance of operations in certain taxing jurisdictions.

Discontinued operations, net of tax — The 2016 and 2015 results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Pipeline assets have been classified as discontinued operations. See Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements included in this Annual Report for further detail. Our loss from discontinued operations, net of tax, for 2016 was $12 or $0.00 per share, compared to income of $3,519 or $0.34 per share for 2015.

Year Ended December 31, 2015, Compared with Year Ended December 31, 2014

	Year Ended December 31,		Amount Change
($ in thousands)	2015	2014	Favorable (Unfavorable)

Revenue	$112,361	$132,570	$(20,209)
Cost of sales	68,152	87,994	19,842

Gross margin	44,209	44,576	(367)

Operating expenses
Distribution, general & administrative	26,104	24,645	(1,459)
Maintenance	1,422	1,225	(197)
Depreciation amortization & accretion	7,257	6,657	(600)
Taxes other than income	4,119	3,927	(192)
Provision for doubtful accounts	278	1,112	834
Contingent consideration loss (gain)	(75)	62	137
Total operating expense	39,105	37,628	(1,477)

Operating income	5,104	6,948	(1,844)

Other income	86	555	(469)
Interest expense	(3,604)	(3,226)	(378)
Income before income taxes	1,586	4,277	(2,691)
Income tax expense	(417)	(1,548)	1,131
Income from continuing operations	1,169	2,729	(1,560)

Discontinued operations, net of tax	3,519	1,033	2,486

Net income	$4,688	$3,762	$926

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

Gross margin — Gross margin decreased by $367 to $44,209 for 2015 compared to $44,576 for 2014. Our natural gas operation’s margins decreased $355, due primarily to: 1) a charge of $693 recorded in the second quarter of 2015 for additional disallowed gas cost beyond amounts accrued from the PUCO Staff stipulation in the GCR audit in Ohio; 2) lower sales in our Montana market due to warmer weather; 3) volumes used in the unbilled revenue calculation in our North Carolina market were adjusted downward $234 in 2015, compared to 2014, and partially offset by; 4) increased margin from the Loring pipeline and customer growth and colder weather in our Maine market. Gross margin from our marketing & production operations decreased $12, primarily due to the loss of our LNG customer to pipeline competition and the lower prices for volumes produced in our production operation.

Operating expenses — Operating expenses increased by $1,477 to $39,105 for 2015 compared to $37,628 for the same period in 2014. Distribution, general and administrative expenses increased $1,459 primarily due to increases in personnel related costs of $764 that occurred because we had fewer projects under construction during 2015, and therefore capitalized less labor, and we experienced increased legal fees of $675. Additionally, we incurred general and administrative expenses of $248 for training related to our new ERP system and we recorded amortization of a deferred loss on the sale-leaseback transaction for our ERP system of $358. These increases in general and administrative expenses were offset by a decrease of $824 in other professional services. Depreciation and amortization expense increased by $600 primarily due to an increase in amortization expense of $245 related to our regulatory asset in Frontier Natural Gas and as a result of an increase of $163 related to our ERP system assets placed in service during 2015. Taxes other than income increased by $192 due to property tax increases. Provision for doubtful accounts decreased $834 during 2015 because during the 2014 period, our marketing operation in Montana wrote-off $1,056 of uncollectible receivables resulting from an unfavorable ruling in a large industrial customer’s Chapter 11 bankruptcy proceedings.

Other income — Other income decreased by $469 to $86 for 2015 compared to $555 for 2014. During 2015, changes in other income were the result of: 1) a net loss on the disposals of our Clarion River, Walker Gas, PGC and 8500 Station Street assets of $335; 2) a decrease in rental income of $156; 3) a decrease of approximately $132 in management fee income that we earned for operating natural gas facilities for third parties, and; 4) a decrease in interest income of $150 due to interest income allowed on deferred gas costs in our North Carolina market in 2014 that did not recur in 2015. These decreases in other income were partially offset by a charge in 2014 to impair our investment in Kykuit, which did not recur in 2015, and as a result in unrealized gains on our commodity swap contracts.

Interest expense — Interest expense increased in 2015, compared to 2014, as a result of the completion and implementation of our build-to-suit ERP system and the related capital lease payments, and as a result of amortization of debt issue costs related to our short term loans with NIL Funding.

Income tax expense — Income tax expense decreased by $1,131 to $417 for 2015 compared to $1,548 for 2014. The decrease is primarily due to a decrease in our income before income taxes. Our effective tax rate decreased to 38.1% for 2015 compared to 39.3% for 2014 as a result of a change in the proportion of our pre-tax income by state.

Discontinued operations, net of tax — The 2015 and 2014 results of our EWW subsidiary, pipeline operations segment, and propane operations segment have been classified as discontinued operations. See Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements included in this Annual Report for further information regarding this topic.

NATURAL GAS OPERATIONS

Income Statement

	Years Ended December 31,
($ in thousands)	2016	2015	2014

Natural gas operations
Operating revenues	$87,464	$103,978	$123,053
Cost of sales	45,812	60,502	79,222
Gross margin	41,652	43,476	43,831
Operating expenses	35,454	35,624	31,949
Operating income	6,198	7,852	11,882
Other income (expense)	(4)	147	890
Income before interest and taxes	6,194	7,999	12,772
Interest expense	(2,656)	(2,782)	(2,619)
Income before income taxes	3,538	5,217	10,153
Income tax expense	(941)	(1,741)	(3,661)

Net income	$2,597	$3,476	$6,492

Operating Revenues

	Years Ended December 31,
($ in thousands)	2016	2015	2014

Full service distribution revenues
Residential	$39,760	$45,409	$54,355
Commercial	32,919	43,120	55,481
Other	28	153	82
Total full service distribution	72,707	88,682	109,918

Transportation	14,203	14,145	11,984
Bucksport	554	1,151	1,151

Total operating revenues	$87,464	$103,978	$123,053

Utility throughput

	Years Ended December 31,
(in MMcf)	2016	2015	2014

Full service distribution
Residential	5,048	5,094	5,427
Commercial	3,993	4,306	4,909
Total full service	9,041	9,400	10,336

Transportation	11,377	10,610	10,444
Bucksport	139	597	5,441

Total volumes	$20,557	$20,607	$26,221

Year Ended December 31, 2016, Compared with Year Ended December 31, 2015

Heating Degree Days

A heating degree day is a measure of coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.

		Years Ended		Percent (Warmer) Colder
		December 31,		2016 Compared to
	Normal	2016	2015	Normal	2015
Great Falls, MT	6,929	7,049	6,916	1.73%	1.92%
Bangor, ME	7,483	7,174	8,058	(4.13)%	(10.97)%
Elkin, NC	3,837	4,029	3,831	5.00%	5.17%
Lancaster, OH	5,889	5,053	5,281	(14.20)%	(4.32)%
Total weighted average	6,403	6,101	6,211	(4.72)%	(1.77)%

Revenues and Gross Margin

Revenues decreased by $16,514 to $87,464 for the year ended December 31, 2016 compared to $103,978 for the same period in 2015. The decline in our revenue during 2016 was primarily related to the unusually warm weather experienced across the United States during the winter of 2016, as compared to 2015. During 2016, average gas prices were 4% lower than those experienced during 2015, and were 31% lower than the prior year during the first quarter of 2016, which also led to a decrease in revenue. During the fourth quarter of 2016, the weather was generally colder than the fourth quarter of 2015, which partially offset the revenue and sales volume decrease experienced in the first quarter of 2016.

Gross margin decreased by $1,824 to $41,652 for the year ended December 31, 2016, compared to $43,476 for the same period in 2015.

The following describes our revenue and gross margins by market:

1) Revenue from our Maine market decreased by $10,800 as a result of lower sales volumes and gas prices compared to 2015. Volumes from full service customers declined by 199 MMcf which caused a decline in revenue of $9,431 for 2016. This resulted from warmer weather in 2016 as compared to 2015, which was partially offset by an increased number of customers. Volumes from transportation customers declined by 1,471 MMcf, primarily as a result of the loss of three industrial customers in the paper industry, as compared to 2015. The terms of our agreement with one of our transportation customers, Bucksport, were modified to consider the decrease in volumes related to a power generation facility after a paper mill closure. Gross margins in our Maine market declined by $2,040 to $9,291 in 2016, primarily as a result of the decrease in volumes to transportation customers partially offset by volume from new customers.

2) Revenue from our Montana market decreased $2,426 primarily caused by a decrease in gas prices compared to 2015. This decrease was partially offset by an increase in transportation revenue of $726 caused by an increase of 1,581 MMcf in transportation volumes in 2016, as compared to 2015. Gross margins in our Montana market increased by $160 to $9,924 in 2016.

3) Revenue from our Ohio market decreased $2,112, including a decrease of $1,714 from full service customers in 2016, compared to 2015. Full service volumes also declined by 141 MMcf in 2016, compared to 2015 as a result of lower gas prices and warmer weather during the winter months. Revenue from transportation customers declined by $343 during 2016, as compared to 2015. Additionally, our Ohio market experienced a decline in revenue from the disposition of Clarion Gas and Walker Gas during the fourth quarter of 2015. Gross margins in our Ohio market declined by $52 to $13,217 in 2016. Ohio margin declines were partially offset by the absence of an unfavorable gas cost adjustment of $693 related to a PUCO stipulation that occurred during the second quarter of 2015.

4) Revenue from our North Carolina market decreased by $142 due to lower prices for the cost of gas included in total revenues. A net volume increase of gas consumed of 189 MMcf in 2016, compared to 2015 contributed to the increase in gross margin. Additionally, during the second quarter of 2015, we recorded an unfavorable adjustment of $234 in our unbilled revenue calculation. Gross margins in our North Carolina market increased by $564 to $9,203 in 2016.

5) Total segment revenue and gross margin decreased by $1,034 and $456 respectively, in 2016, compared to 2015, as a result of the sale of PGC during the fourth quarter of 2015.

Gas purchases decreased by $14,690 to $45,812 in 2016, compared to $60,502 in 2015. This decrease was primarily the result of lower prices paid for natural gas and lower volumes of gas sold across our markets in the first quarter of 2016, as compared to 2015. Additionally, during the second quarter of 2015, we recorded an unfavorable gas cost adjustment of $693 related to a PUCO stipulation. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Earnings

The natural gas operations segment’s net income for the year ended December 31, 2016, was $2,597 or $0.25 per diluted share, compared to net income of $3,476 or $0.33 per diluted share for the year ended December 31, 2015.

Operating expenses decreased by $170 to $35,454 for the year ended December 31, 2016, compared to $35,624 for the same period in 2015. Distribution, general and administrative expenses decreased by $530, which consisted primarily of decreased professional services expenses of $709 due to less reliance on outside service firms as a result of increased internal staffing and a decrease of $644 as a result of our disposal of Clarion Gas, Walker Gas and PGC. These decreases were partially offset by increased IT support costs of $662. And, we recorded amortization of a deferred loss on the sale-leaseback transaction for our ERP system of $588. Depreciation and amortization expense increased by $825 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and as a result of other capital expenditures since the fourth quarter of 2015.

Other income (expense) decreased by $151 to $(4) for the year ended December 31, 2016, compared to $147 for the same period in 2015. In 2016, we recorded a loss of $531 on the sale of an unused parcel of land. In 2015, we sold our PGC, Clarion and Walker utilities and a building, and recorded losses on those sales of $335.

Income tax expense decreased by $800 to $941 for the year ended December 31, 2016, compared to $1,741 for the same period in 2015 primarily due to the decrease in pre-tax income in 2016, as compared to the 2015 period.

Year Ended December 31, 2015, Compared with Year Ended December 31, 2014

Heating Degree Days

A heating degree day is a measure of coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit.

		Years Ended		Percent (Warmer) Colder
		December 31,		2015 Compared to
	Normal	2015	2014	Normal	2014
Great Falls, MT	7,520	6,916	7,882	(8.03)%	(12.26)%
Bangor, ME	6,968	8,058	7,859	15.64%	2.53%
Elkin, NC	4,720	3,831	4,459	(18.83)%	(14.08)%
Lancaster, OH	5,491	5,281	6,049	(3.82)%	(12.70)%
Total weighted average	6,522	6,211	6,986	(4.77)%	(11.09)%

Revenues and Gross Margin

Revenues decreased by $19,075 to $103,978 for 2015 compared to $123,053 for 2014. This decrease is the result of the following factors:

1)	Revenues from our Ohio market decreased $8,046. Revenue to full service customers decreased $7,942, primarily due to lower prices paid for natural gas passed on to our customers, along with a decrease of volumes sold to full service customers of 222 MMcf due to warmer weather.

2)	Revenue from our Montana market decreased $6,533 primarily caused by a volume decrease of 474 MMcf during 2015 compared to 2014, due to warmer weather in 2015. A decrease in prices paid for natural gas passed on to our customers also contributed to the decreased revenue.

3)	Revenue from our North Carolina market decreased by $3,332 due to 1) the $534 decrease from the adjustment to sales volumes used in our unbilled revenue calculation in the second quarter of 2015; 2) lower prices paid for natural gas passed through to customers; and 3) a decrease in sales volumes of 192 MMcf due to warmer weather.

4)	We sold our PGC assets during 2015, and revenue from our Kentucky market where PGC operated decreased $466 during 2015 compared to 2014.

5)	Revenue from our Maine market decreased $698. The decrease from 2014 is due to price decreases and a volume decrease of 59 MMcf, or $3,000 from full service customers. This decrease was offset by an increase of $1,775 for transportation services to customers and an increase in revenue of $527 from the Loring pipeline, which began transportation services in September 2014.

Gas purchases decreased by $18,720 to $60,502 for 2015, compared to $79,222 for 2014. This decrease is primarily due to lower gas costs passed through to customers in our Ohio, North Carolina and Montana markets as well as decreases in sales volumes in our Montana markets. In addition to lower gas costs, the following items impacted our 2015 gas purchases: 1) in the second quarter of 2015, we recorded $693 for additional disallowed gas costs over amounts previously accrued from the PUCO Staff stipulation in the GCR audit in Ohio, and 2) in the third quarter of 2015, we recorded a $184 adjustment to gas costs in our Clarion River and Walker Gas divisions. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Gross margin decreased by $355 to $43,476 for 2015 compared to $43,831 for 2014. Gross margin in our Ohio market decreased by $546, as a result of an adjustment for $693 of additional disallowed gas cost in the second quarter of 2015. Gross margin in our Montana markets decreased by $352 due to lower sales volumes caused by warmer weather. Gross margin in our North Carolina market decreased by $442 due to the $234 adjustment in the second quarter of 2015 to decrease the lower volumes used in the unbilled revenue calculation and as a result of lower sales volumes noted above. The sale of PGC, located in Kentucky, decreased gross margin by $179. Partially offsetting these, gross margin in our Maine market increased by $1,161 due to the startup of the Loring pipeline and more favorable pricing arrangements.

Earnings

The natural gas operations segment’s net income for 2015 was $3,476 or $0.33 per share, compared to earnings of $6,492, or $0.62 per share for 2014.

Operating expenses increased by $3,675 to $35,624 for 2015 compared to $31,949 for 2014. Distribution, general and administrative expenses increased by $2,564 due to: 1) increases in personnel related expenses of $1,029 that occurred because we had fewer projects under construction during 2015, and therefore capitalized less labor; and 2) increases in expenses of $248 for training related to our new ERP system and we recorded amortization of a deferred loss on the sale-leaseback transaction for our ERP system of $354. Depreciation and amortization expense increased by $699, of which $245 was a result of increased amortization of a regulatory asset at Frontier Natural Gas and $161 was a result of our ERP system placed in service during 2015. Taxes other than income increased by $206 due to increased property taxes. Increases in our depreciation and property taxes are a result of additions to our property, plant and equipment during 2014 and 2015.

Other income decreased by $743 to $147 for 2015 compared to $890 for 2014. We experienced a decrease of $156 in rental income, a decrease of approximately $132 in management fee income that we earned for operating natural gas facilities for third parties, and interest income decreased by $150 due to interest income allowed on deferred gas costs in our North Carolina market in 2014 that did not recur in 2015.

Income tax expense decreased by $1,920 to $1,741 for 2015 compared to $3,661 for 2014, primarily due to the decrease in pre-tax income in 2015 compared to the 2014 period.

Marketing & Production

Income Statement

	Years Ended December 31,
($ in thousands)	2016	2015	2014

Marketing and production
Operating revenues	$11,977	$8,383	$9,517
Cost of sales	10,705	7,650	8,772
Gross margin	1,272	733	745
Operating expenses	88	814	2,478
Operating income (loss)	1,184	(81)	(1,733)
Other income (expense)	(26)	7	(351)
Income (loss) before interest and taxes	1,158	(74)	(2,084)
Interest expense	(172)	(135)	(121)
Income (loss) before income taxes	986	(209)	(2,205)
Income tax benefit (expense)	(387)	96	772

Net income (loss)	$599	$(113)	$(1,433)

Year Ended December 31, 2016, Compared with Year Ended December 31, 2015

Revenues and Gross Margin

Revenue from our marketing and production segment increased by $3,594 to $11,977 in 2016, compared to $8,383 for 2015. Revenue from our EWR marketing operations increased as a result of our sales of gas in the amount of $4,104 to EWW. We sold EWW during the third quarter of 2015, prior to which any intercompany revenue was eliminated and was included in discontinued operations in the prior year. Revenue from our GNR subsidiary decreased by $652, as compared to last year, as a result of lower gas prices and sales volumes.

Gross margin increased by $539 to $1,272 for 2016 compared to $733 for 2015. Gross margin from our marketing operations increased by $694 as a result of incremental margin from new customer additions and an increase in the gas volumes we sold. Gross margin from our production operation decreased by $155 as a result of lower prices received combined with lower volumes.

Earnings

The marketing and production segment’s income for 2016 was $599, or $0.06 per share, compared to a loss of $113, or $0.01 per share for 2015.

Operating expenses decreased by $726 to $88 for 2016 compared to $814 for 2015. Operating expenses decreased as a result of decreased distribution, general and administrative costs, which included a favorable adjustment of $672 as a result of a settlement agreement with Richard M. Osborne that terminated the earn-out provision of the purchase agreement whereby we acquired the assets of GNR.

Income tax expense increased by $483 to $387 for 2016 compared to a benefit of $96 for 2015 as a result of the increase in pre-tax income in 2016, compared to a pre-tax loss in 2015.

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

Gross margin decreased by $12 to $733 for 2015 compared to $745 for 2014. Gross margin from our LNG business decreased by $213 as a result of the loss of our LNG customer. Gross margin from our EWR production operation decreased by $180 due the lower prices on volumes produced. Gross margin on EWR marketing operations increased by $69 due to higher margins per unit on volumes sold.

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

Other income (expense) increased by $358 to income of $7 for 2015 compared to expense of $351 for 2014, because in 2014 we impaired our investment in Kykuit, which did not recur in 2015, and as a result of an increase in unrealized gains on our commodity swap contracts.

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

Income Statement

	Years Ended December 31,
($ in thousands)	2016	2015	2014

Corporate and other
Operating revenues	$-	$-	$-
Cost of sales	-	-	-
Gross Margin	-	-	-
Operating expenses	4,330	2,667	3,201
Operating loss	(4,330)	(2,667)	(3,201)
Other income (expense)	(35)	(68)	16
Loss before interest and taxes	(4,365)	(2,735)	(3,185)
Interest expense	(341)	(687)	(486)
Loss before income taxes	(4,706)	(3,422)	(3,671)
Income tax benefit	2,035	1,228	1,341
Loss from continuing operations	(2,671)	(2,194)	(2,330)
Discontinued operations, net of tax	(12)	3,519	1,033

Net income (loss)	$(2,683)	$1,325	$(1,297)

Years Ended December 31, 2016, 2015 and 2014

Net income decreased by $4,008 to a loss of $2,683 for the year ended December 31, 2016 compared to income of $1,325 for the year ended December 31, 2015. Operating expenses increased by $1,663 to $4,330 primarily as a result of an increase in our legal and professional costs of $1,048, which includes the settlement of our litigation with Richard M. Osborne and costs related to our proxy contest with Richard M. Osborne, which are non-recurring expenses. These increases were partially offset by a decrease of $81 that occurred because we did not allocate overhead to held for sale operations in 2015, so overhead that would have been allocated to the disposed entities was instead recorded by the corporate and other segment. As a result of the decline in net income from $1,325 at December 31, 2015, to a loss of $2,683, at December 31, 2016, the income tax benefit increased by $807 to $2,035 at December 31, 2016.

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

Discontinued Operations

As a result of the sale of our EWW subsidiary and the Pipeline Assets in 2015, the results of the operations for these items have been reclassified to discontinued operations in our corporate and other operating segment. See Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements included in this Annual Report for more information regarding these sales.

RELATED PARTY TRANSACTIONS

In the ordinary course of operations, we incur expenses for natural gas purchases, general and administrative expenses, and pipeline construction purchases from companies owned or controlled by Richard M. Osborne, our former chairman and chief executive officer. For more information, see Note 17 – Related Party Transactions in the Notes to the Consolidated Financial Statements included in this Annual Report for more information regarding all of our related party transactions.

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

Sources and Uses of Cash

Operating activities provide our primary source of cash and are supplemented by our revolving line of credit. At December 31, 2016 and 2015, we had approximately $6,463 and $2,728 of cash on hand, respectively. The results of our EWW and Independence subsidiaries and Pipeline Assets operations are presented separately as discontinued operations. We do not expect the disposition of these subsidiaries and assets to have a material negative impact on our liquidity.

Our ability to maintain liquidity depends upon our $42,000 revolving line of credit with Bank of America, which had a balance of $13,450 and $15,750 at December 31, 2016 and 2015, respectively. The decrease in the balance of our revolving line of credit is primarily a result of our refinancing our debt, in October 2016, where certain revolving line balances were converted to long term debt.

On October 19, 2016, we refinanced all of our existing debt with a revolving credit facility with Bank of America and a note purchase agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of our 4.23% senior notes. The credit agreement provides for a $42,000 unsecured revolving credit facility which incurs variable interest on a grid structure, based on our leverage ratio. The credit facility has a maturity date of October 19, 2021. Pursuant to the note purchase agreement, we issued an unsecured senior note, in the amount of $50,000 to TIAA. The senior note is a twelve-year term note due October 19, 2028, and bears interest payable semiannually. We used the proceeds from the credit agreement and the senior note to pay the balances of our existing debt as of October 19, 2016, in full. See Note 13 – Credit Facilities and Long-Term Debt in the Notes to the Consolidated Financial Statements in this Annual Report for more information regarding our debt arrangements.

We made capital expenditures of $7,525, $9,567, and $21,613 for 2016, 2015, and 2014 respectively. We finance our capital expenditures by the use of our operating cash flow and our Bank of America revolving line of credit. Long-term debt was $49,392 and $34,427 at December 31, 2016 and 2015, respectively.

	For the Years Ended December 31,
	2016	2015	2014

Cash Flows from Continuing Operations
Cash provided by operating activities	$11,365	$9,424	$11,146
Cash used in investing activities	(6,071)	(4,195)	(18,679)
Cash used in financing activities	(1,547)	(19,303)	(5,003)
Increase (decrease) in cash	$3,747	$(14,074)	$(12,536)

Cash Flows from Discontinued Operations
Cash provided by (used in) operating activities	$(12)	$845	$1,924
Cash provided by (used in) investing activities	-	14,371	(511)
Cash used in financing activities	-	-	(32)
Increase (decrease) in cash	$(12)	$15,216	$1,381

Operating Cash Flow

Cash provided by operating activities was $11,365, $9,424, and $11,146 for the years ended December 31, 2016, 2015 and 2014, respectively. Cash provided by operating activities increased during the year ended December 31, 2016, by $1,941. The major items that impacted operating cash flows for the year ended December 31, 2016 as compared to the year ended December 31, 2015, included: $5,936 decline in cash outflows from accounts payable, a $1,744 decline in cash inflows from accounts receivable collections and a $919 decrease in cash inflows from unbilled revenue. Major items affecting operating cash flows for the year ended December 31, 2015 from the year ended December 31, 2014 include: a $6,482 increase in cash outflows from accounts payable, a $2,184 increase in cash received from accounts receivable and $1,697 increase in cash received from natural gas and propane inventory.

Investing Cash Flow

Cash used in investing activities was $6,071, $4,195 and $18,679 for the years ended December 31, 2016, 2015 and 2014, respectively. The changes in our cash used in investing activities were driven primarily by our cash used for capital expenditures and partially offset by cash provided by contributions in aid of construction.

Capital Expenditures

Our capital expenditures totaled $7,525, $9,567 and $21,613 for the years ended December 31, 2016, 2015 and 2014, respectively. The majority of our capital spending is focused on the growth of our natural gas operations segment. We conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those service areas. Capital expenditures for 2016, 2015 and 2014 included $1,907, $1,482 and $948, respectively, in capital expenditures related to our new ERP system that were not financed under a lease agreement.

The table below presents our capital expenditures for the years ended December 31, 2016, 2015 and 2014, and provides our estimate of cash requirements for capital expenditures for the year ended December 31, 2017:

($ in thousands)	Years Ended December 31,
	2016	2015	2014

Natural gas operations	$7,620	$9,383	$21,531
Marketing & production	2	3	60
Corporate & other	(97)	181	22

Total capital expenditures	$7,525	$9,567	$21,613

We have budgeted for $10,000 of capital expenditures in 2017 in our natural gas operations segment, which will primarily focus on the continued expansion of our natural gas utilities service areas. These expenditures will have an emphasis on our Maine, North Carolina and Ohio markets.

Financing Cash Flow

Cash used in financing activities for the years ended December 31, 2016 and 2015, was $1,547, $19,303 and $5,003, respectively. During the fourth quarter of 2016, we refinanced our revolving line of credit and long-term debt with a $42,000 line of credit with Bank of America and $50,000 of senior notes held by TIAA. Major items that impacted financing cash flows for the year ended December 31, 2016, as compared to the year ended December 31, 2015 include: a net increase of $10,711 in the proceeds from our line of credit, a net increase in borrowings from notes payable of $6,820, both of which are a result of our debt refinancing in the fourth quarter of 2016. We also experienced an increase of $1,483 in payments of capital lease obligations in 2016, as compared to 2015. Major items that affected financing cash flows for the year ended December 31, 2015 from the year ended December 31, 2014 include: a net increase of $17,242 in the repayment of our line of credit, a net increase in borrowings from notes payable of $4,921, and an increase of $1,667 in payments of capital lease obligations.

Historically, to the extent that cash flows from operating activities are not sufficient to fund our expenditure requirements, including costs of gas purchased and capital expenditures, we have used our revolving line of credit. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. The cash flow from our business is seasonal and the line of credit balance in December normally represents the high point of borrowings in our annual cash flow cycle. Generally, our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. Our ability to maintain liquidity depends upon our respective revolving lines of credit with Bank of America, which had balances of $13,450 and $15,750 at December 31, 2016 and 2015, respectively. Additionally, at December 31, 2015, we had a short-term note payable with a principal balance of $2,000, with NIL Funding. The weighted average interest rate on our outstanding short term borrowings during the years ended December 31, 2016, 2015 and 2014 was 3.07%, 2.95% and 2.45%, respectively, and the weighted average interest rate on our current borrowings outstanding as of December 31, 2016 and 2015, was 2.90% and 2.71%, respectively. We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long-term debt was $49,392 and $34,427 at December 31, 2016 and 2015. See Note 13 – Credit Facilities and Long Term Debt in the Notes to the Consolidated Financial Statements in this Annual Report for more information regarding our debt arrangements.

Bank of America Line of Credit

On October 19, 2016, we entered into a credit agreement and revolving note with Bank of America. The credit agreement provides for a $42,000 unsecured revolving credit facility which incurs variable interest on a grid structure, based on the Company’s leverage ratio. The credit facility has a maturity date of October 19, 2021. The credit agreement provides for the issuance of letters of credit, not to exceed $15,000. The credit agreement requires us to maintain compliance with a number of covenants, including limitations on our minimum net worth, incurring additional debt, dispositions and investments, and requirements to maintain a total debt to capital ratio of not more than .50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at December 31, 2016, under the terms of the credit agreement and revolving note, the occurrence and continuation of one or more of the Events of Default specified in the credit agreement could require us to immediately pay all amounts then remaining unpaid on the revolving note. This credit agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices: (1) a base rate, which is defined as 75 to 125 basis points plus a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or (2) a choice of one, three or six month LIBOR plus 175 to 225 basis points. At December 31, 2016, we had $1,050 of base rate borrowings. We had a credit facility held by our former Energy West subsidiary with the Bank of America (“Credit Facility”) that provided for a revolving credit facility with a maximum borrowing capacity of $30,000, due April 1, 2017. This credit facility was paid in full on October 19, 2016, when we entered into the credit agreement and revolving note with Bank of America, discussed above.

Our average borrowings under our respective revolving credit facilities during the years ended December 31, 2016 and 2015 were $15,446 and $19,838, respectively. The maximum borrowings were $19,350 and $30,911 during the years ended December 31, 2016 and 2015, respectively, which balances occurred during the first quarter of each year. The minimum borrowings were $10,200 and $15,750 during the years ended December 31, 2016 and 2015, respectively, which balances occurred during the fourth and third quarters of the year, respectively. Total borrowings under the revolving credit facility were $13,450 and $15,750, and bore interest at a weighted average outstanding rate of 2.90% and 2.17%, at December 31, 2016 and 2015, respectively. After considering outstanding letters of credit of $160, a total of $28,390 was available to us for loans and letters of credit under the revolving credit facility as of December 31, 2016.

TIAA Senior Notes

Also on October 19, 2016, we entered into a note purchase agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of its 4.23% senior notes. Pursuant to the note purchase agreement, we issued an unsecured senior note, in the amount of $50,000 held by TIAA. The senior note is a twelve year term note due October 19, 2028 and bears interest payable semiannually. The note purchase agreement and senior note are subject to other customary covenants and default provisions. The note purchase agreement and senior note are subject to other customary covenants and default provisions, including limitations on our minimum net worth, incurring additional debt, dispositions and investments, and maintaining a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at December 31, 2016, an occurrence of an event of default specified in the note purchase agreement could require us to immediately pay all amounts then remaining unpaid on the senior note.

The revolving note and senior note are each guaranteed by our wholly owned non-utility subsidiaries, Energy West Propane, Inc., EWR, GNR, Independence, Lone Wolfe, and PHC. See Note 13 – Credit Facilities and Long-Term Debt in the Notes to the Consolidated Financial Statements in this Annual Report for more information regarding our debt arrangements.

Bank of America Term Loan

Our former subsidiary, Energy West had a $10,000 term loan with Bank of America with a maturity date of April 1, 2017 (the “Term Loan”). The Term Loan portion of the Credit Facility bore interest at a rate of LIBOR plus 175 to 225 basis points. The Term Loan amortized at a rate of $125 per quarter, and was paid in full on October 19, 2016. At December 31, 2015, the Term Loan bore interest at 2.17%, and had a balance of $8,375.

NIL Funding

On October 23, 2015, we entered into a loan agreement and promissory note for $3,000 with NIL Funding. During December 2015, we made a principal payment of $1,000 on the note. Pursuant to the note and loan agreement, NIL Funding made a loan to us that bore an annual interest rate of 6.95% and had a maturity date of April 20, 2016. On March 14, 2016, the NIL Funding credit facility was paid off and extinguished.

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we made monthly interest payments to NIL Funding, based on an annual rate of 7.5% and the principal balance of the note would have been due upon maturity on November 15, 2016. On October 19, 2016, the NIL Funding credit facility was paid off and extinguished.

NIL Funding is a related party of ours. See Note 17 – Related Party Transactions in the Notes to the Consolidated Financial Statements in this Annual Report for more information regarding our related party transactions.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000 aggregate principal amount of its 6.16% Senior Unsecured Notes with Allstate/CUNA, due June 29, 2017. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay the portion of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016, including a prepayment penalty of $310. Additionally, we wrote off the unamortized debt issue costs that were allocated to EWW and EWD’s portion of the debt, totaling $103. These amounts were recognized within discontinued operations, net of tax on our Consolidated Statements of Comprehensive Income. See Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements in this Annual Report for more information regarding our discontinued operations. The balance of the Allstate/CUNA note was paid in full on October 19, 2016, and was subject to a make-whole premium of $781.

Sun Life Assurance Company of Canada

On May 2, 2011, we and our Ohio subsidiaries, NEO, Orwell and Brainard, issued a $15,334, 5.38% Senior Secured Guaranteed Fixed Rate Note due June 1, 2017 (“Fixed Rate Note”). Additionally, Great Plains issued a $3,000, Senior Secured Guaranteed Floating Rate Note that was repaid on May 3, 2014. Payments for these notes prior to maturity are interest-only. The balance of the Sun Life Notes were paid in full on October 19, 2016, and were subject to a make-whole premium of $482.

The Sun Life covenants restricted certain cash balances and require a debt service reserve account to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve accounts was $948 at December 31, 2015, and was included in restricted cash on our Consolidated Balance Sheets. Upon the repayment of the Sun Life debt, the restrictions on the cash were released.

Ring Fencing Restrictions

On November 24, 2014, the MPSC issued an order directing, in part, that Energy West require us to repay an intercompany payable to Energy West by December 24, 2014. In addition, the MPSC order restricted Energy West and its Montana, Maine, and North Carolina operating subsidiaries from paying dividends to us until persuasive evidence could be presented that Energy West was on a sound financial footing and that effect had been given to the MPSC’s ring-fencing conditions; the strongest indication being the absence of ongoing balances owed to Energy West by Gas Natural. On April 9, 2015, Energy West filed a request to reinstate Energy West and its Montana, Maine, and North Carolina operating subsidiaries ability to pay dividends to us. On July 22, 2015, the MPSC issued an order allowing for the reinstatement of the dividends. They also approved a special dividend to be declared from the proceeds from the sale of Energy West’s subsidiaries EWW and Pipeline Assets.

Ring fencing provisions also subject us to certain restrictions on our capital structure. The MPSC requires our Montana Utilities to maintain a debt to equity ratio of no more than 52%. The total restricted net assets of our consolidated subsidiaries related to debt covenants and the ring fencing is $90,092, or 96.92% of our net assets of $92,957 as of December 31, 2016. We believe we are in compliance with all ring fencing provisions.

Corporate Structural Revisions and Pending Financing Agreements

On October 13, 2016, we created PHC, an Ohio corporation and a wholly-owned subsidiary under which each of our eight regulated entities is held. This streamlines our corporate structure to facilitate greater focus on the four regulatory jurisdictions in which we operate, as well as to simplify our financing arrangements.  With the new structure, the regulated entities are segregated from non-regulated operations.

Contractual Obligations

Contractual obligations that require cash payment over future periods at December 31, 2016, were as follows:

	Payments due in years ended December 31,
	Total	2017	2018 - 2019	2020 - 2021	Thereafter

Line of credit	$13,450	$-	$-	$13,450	$-
Notes payable	50,000	-	-	-	50,000
Operating leases	1,760	254	462	424	620
Capital leases	6,868	3,827	2,141	600	300
Natural gas purchase obligations (1)	9,434	4,193	4,193	1,048	-
Pipeline & storage capacity obligations (1)	29,297	2,549	5,179	933	20,636
Total	$110,809	$10,823	$11,975	$16,455	$71,556

(1)	Some of our natural gas purchase and capacity obligations are based on future market pricing. Cash payment estimates for these obligations are based on our price in effect as of December 31, 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The following table summarizes the commodity swap contracts we have entered into as of December 31, 2016. We will pay the price for the approximate volumes denoted in the table below and will receive from a counterparty the denoted market price for these volumes, settled monthly.

Product	Type	Contract Period	Volume	Price per MMBtu

AECO Canada - CGPR 7A Natural Gas	Swap	1/1/17 - 3/31/17	500 MMBtu/Day	$2.109
AECO Canada - CGPR 7A Natural Gas	Swap	1/1/17 - 3/31/17	500 MMBtu/Day	$1.827
AECO Canada - CGPR 7A Natural Gas	Swap	4/1/17 - 10/31/17	200 MMBtu/Day	$1.775
AECO Canada - CGPR 7A Natural Gas	Swap	6/1/17 - 3/31/18	150 MMBtu/Day	$2.162
AECO Canada - CGPR 7A Natural Gas	Swap	11/1/17 - 3/31/18	250 MMBtu/Day	$2.078
AECO Canada - CGPR 7A Natural Gas	Swap	12/1/17 - 5/31/18	500 MMBtu/Day	$2.536

At December 31, 2016, the fair value of our derivative instruments was an asset of approximately $139. This valuation is based upon the price of the respective natural gas future at the valuation date as compared to the fixed price as stated in the swap agreement. A hypothetical 10% change in natural gas futures prices would have increased or decreased this asset by approximately $14.

Interest Rate Risk

At December 31, 2016, we had approximately $13,450 of borrowings outstanding on our line of credit. This debt is exposed to market risk due to fluctuations in its variable interest rate. A hypothetical 100 basis point change in interest rates on the 2016 monthly average principle balance of our line of credit borrowings would have an annual effect on income before taxes of approximately $154.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements are included in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 19, 2016, we notified MaloneBailey, LLP (the “Former Accounting Firm”) that it had been dismissed as our independent public accounting firm. We engaged Freed Maxick CPAs, P.C. (the “New Accounting Firm”) as our new independent registered public accounting firm. Our Audit Committee and Board of Directors approved the change in independent accountants.

The audit report of the Former Accounting Firm on our financial statements as of and for the fiscal years ended December 31, 2015 and 2014, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2015 and 2014 and through August 19, 2016, there were no (a) disagreements between us and our Former Accounting Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of the Former Accounting Firm, would have caused the Former Accounting Firm to make reference thereto in connection with its opinion on the financial statements for such years or (b) “ reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission for the “Internal Control – Integrated Framework” (2013). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, Freed Maxick CPAs, P.C. has issued an audit report on the effectiveness of our internal controls over financial reporting as of December 31, 2016, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter of calendar year 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

SEC Investigation

We received a letter from the Chicago Regional Office of the SEC dated March 3, 2015, stating that the staff of the SEC is conducting an investigation regarding (i) audits by the PUCO and Rehmann Corporate Investigative Services, (ii) the determination and calculation of the GCR, (iii) our financial statements and internal controls and (iv) various entities affiliated with our former chairman and chief executive officer, Richard M. Osborne. On May 29, 2015, we received a subpoena regarding a formal investigation, case number C-08186-A. On March 15, 2016, we received a second subpoena regarding the same case. On January 30, 2017, the SEC notified us that the investigation had been closed without a recommendation of an enforcement action.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below are the names, ages, positions and certain other information concerning our current directors and executive officers:

Michael B. Bender Director, Corporate Secretary and Corporate Counsel of The InterTech Group, Inc. Director Since February 2015 Age 39

Mr. Bender currently serves as a director, corporate secretary and corporate counsel of The InterTech Group, Inc., a large, privately-held, diversified holding company. An affiliate of The InterTech Group is our largest shareholder and currently owns approximately 9.89% of our issued and outstanding common stock. Prior to his current role, Mr. Bender was an attorney at Moore and Van Allen, PLLC where he was the lead attorney for clients in various business, finance, mergers and acquisitions, and commercial property matters. He began his career at Powell Goldstein, LLP as a corporate securities law attorney.

Qualifications

Mr. Bender brings more than a decade of experience in finance, acquisition and divestiture, and legal and governance matters. Mr. Bender’s legal expertise and extensive knowledge of corporate governance matters are highly beneficial to our board.

Education

Mr. Bender earned his JD from the Walter F. George School of Law at Mercer University and his BA from the College of Charleston.

James P. Carney Executive in Residence in the Department of Finance, Insurance and Real Estate at Virginia Commonwealth University Director Since June 2015 Age 65

Mr. Carney is currently serving as Executive in Residence in the Department of Finance, Insurance and Real Estate at Virginia Commonwealth University, in which capacity he also serves as a member of the executive committee of the Finance Advisory Council. In addition, Mr. Carney is an adjunct faculty member in the Department of Finance, Insurance and Real Estate. Mr. Carney currently serves as a member of the Treasury Board of the Commonwealth of Virginia.

Prior to his current roles, Mr. Carney served as the assistant treasurer and assistant corporate secretary of Virginia Electric and Power Company, before joining Dominion Resources, Inc. in 2000, where he retired in December 2013 as vice president of corporate finance and assistant treasurer.

Qualifications

Mr. Carney has nearly 35 years of experience serving in various financial positions in the utility industry. Mr. Carney has served as an expert financial witness in regulatory proceedings, had primary oversight responsibility for nearly $800 million of taxable nuclear decommissioning funds, and has over 22 years of direct responsibility for the planning, structuring, and execution of over $75 billion of debt, equity securities and associated derivatives in the public, private and bank markets. His extensive background and experience in corporate matters as they relate to capital markets, economic and financial analysis, and regulatory proceedings brings valuable expertise to our board of directors.

Education

Mr. Carney holds a bachelor degree in Business Administration from Kent State University, and a MS in Economics from Purdue University.

Richard K. Greaves Certified Public Accountant Director since July 2013 Age 45

Mr. Greaves is a certified public accountant who works in private practice providing accounting, tax preparation, tax planning and business consulting to individuals and corporations. He is also the president and chief financial officer of RGP LLC, a firm specializing in acquiring, rehabilitating and leasing residential real estate in Lake County and Cuyahoga County, Ohio. Prior to serving in these roles, Mr. Greaves was a partner at Ernst & Young, LLP in Cleveland, Ohio where he spent eighteen years providing accounting and financial reporting services for both private and public companies in the manufacturing, petrochemicals, consumer products and distribution industries. In 2011, Mr. Greaves paid a fine and served a brief jail term after he pled guilty to a charge of simple assault, a misdemeanor of the first degree.

Qualifications

Mr. Greaves is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants. Mr. Greaves’ substantial experience in finance, accounting, internal controls, and SEC rules and regulations are highly beneficial to us.

Education and Background

Prior to beginning his career in accounting, Mr. Greaves obtained his undergraduate degree in Business Administration and Accounting from Kent State University.

Robert B. Johnston Executive Vice President and Chief Strategy Officer of The InterTech Group, Inc. Director since June 2015 Age 52

Mr. Johnston serves as the executive vice president and chief strategy officer for The InterTech Group, Inc., a large, privately-held, diversified holding company. Mr. Johnston has served in this role since joining The InterTech Group in 2000. An affiliate of The InterTech Group is our largest shareholder and currently owns approximately 9.89% of our issued and outstanding common stock. Mr. Johnston is responsible for merger and acquisition activities, investments and communications as well as oversight of a number of The InterTech Group’s operating companies. He previously served as the president, chief executive officer and deputy governor of The Hudson’s Bay Company.

Current Directorships

Mr. Johnston currently serves on several public company boards including Supremex Inc. where he is the chairman of the board of directors, Circa Enterprises, Colabor Group Inc. and Corning Natural Gas Holding Company. Additionally, he serves on the board of directors of the South Carolina Community Loan Fund, Experiences Canada, and is a member of the advisory board of the McGill University Executive Institute.

Past Directorships

Mr. Johnston has served on the boards of Span America Medical Systems, Inc., Pacific Northern Gas, Central Vermont Public Service Corporation, Galvanic Applied Sciences, Fyffes PLC, The Hudson’s Bay Company, Canada’s National History Society and Carolina Youth Development Center.

Qualifications

Mr. Johnston’s extensive financial and operational experience coupled with his corporate governance and regulated utility experience led the board to conclude that he has the requisite and desired skills for board service.

Education

Mr. Johnston received a MBA from the John Molson School of Business, a MA in Public Policy & Public Administration and a BA in Political Science from Concordia University. Additionally, he holds the ICD.D Designation from the Institute of Corporate Directors (Canada).

Gregory J. Osborne President and Chief Executive Officer of Gas Natural Inc. Director since September 2009 Age 38

Mr. Osborne was appointed our chief executive officer in May 2014. Mr. Osborne served as our president and chief operating officer from November 2013 until May 2014. Mr. Osborne served as our vice president from June 2013 until November 2013. In February 2012, Mr. Osborne was appointed president and chief operating officer of EWR, our marketing and production subsidiary, and served in this role until 2014. He previously served as president, chief operating officer and a director of JDOG, a publicly-held oil and gas exploration company, from 2006 until January 2012. In November 2011, the United States District Court issued an order appointing a receiver to marshal and maintain the value of the assets of JDOG in connection with an action brought by one of the company’s creditors. In January 2012, JDOG filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The bankruptcy proceeding has been converted to Chapter 7 and is currently ongoing. From 2003 until joining JDOG, he was president of Great Plains Exploration LLC, an oil and gas exploration company based in Mentor, Ohio that owns and operates oil and gas wells. From 2001 until joining Great Plains, he served as executive vice president of Orwell, a natural gas distribution company acquired by us in January 2010.

Past Directorships

From April 2009 to September 2010, Mr. Osborne was a director of Corning Natural Gas Holding Corporation, a publicly-held utility company in Corning, New York, and a trustee of the Ohio Oil and Gas Association.

Qualifications

Mr. Osborne’s managerial experience and service on the boards of various energy related companies provides our board of directors with a wide range of industry specific knowledge.

Education

Mr. Osborne received a bachelor degree from The Ohio State University with a major in Business.

Michael R. Winter Retired (Former Partner at PricewaterhouseCoopers LLP) Director since September 2014 Chairman since July 2015 Age 63

Mr. Winter is a former partner in the Buffalo, New York office of PricewaterhouseCoopers LLP (PwC) serving in that role from 1987 until his retirement in June 2014. During his tenure, Mr. Winter was responsible for leading the delivery of assurance and consulting services to public entities with experience principally in the utility and energy industry sectors. He worked with entities involved in all aspects of the natural gas industry, including E&P, gathering, pipeline, distribution, storage and marketing. During his more than thirty years of experience with PwC, Mr. Winter assisted clients with complex accounting and reporting issues, including regulatory accounting and Sarbanes-Oxley Act reporting.

Current Directorships

Mr. Winter is currently on the board of directors and is the chairman of the audit and a member of governance and nominating committees of Allied Motion Technologies Inc.

Qualifications

Mr. Winter is a licensed certified public accountant in New York and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. His business and accounting expertise, including an in depth understanding of the natural gas industry and financial matters, makes him highly qualified to serve as a director. Mr. Winter also brings transactional experience in various areas including capital formation transactions, joint ventures, mergers, acquisitions, IPOs, debt and equity offerings, and litigation support.

Education

Mr. Winter received his BS in Accounting from the State University of New York at Binghamton and an MBA from Canisius College.

Kevin J. Degenstein Chief Operating Officer and Chief Compliance Officer Age 57

Mr. Degenstein was appointed as our chief operating officer and chief compliance officer in August 2014. Previously, he served as our president and chief operating officer from June 2008 until November 2013 when he departed the company. Previously, he served as our senior vice president of operations from 2006 to 2008. Mr. Degenstein served as the vice president of distribution for EN Engineering from 2002 through 2004 and the vice president of technology from 2004 through 2006. Prior to joining EN Engineering, Mr. Degenstein worked for Nicor Gas, an Illinois natural gas utility, from 1982 through 2001, and served as its chief engineer from January 2000 through December 2001.

Qualifications

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

Education

Mr. Degenstein obtained a BS in Civil Engineering from North Dakota State University.

Jennifer M. Haberman Corporate Controller Age 38

Jennifer Haberman joined the Company in November 2015 as its SEC Accountant/Manager and was appointed to the position of Corporate Controller effective July 1, 2016. Mrs. Haberman has 15 years’ experience serving in various corporate accounting and audit related positions.

Qualifications

Mrs. Haberman is a licensed certified public accountant. Prior to joining the Company, she served as the Site Accounting Manager for TravelCenters of America LLC from May 2015 through October 2015 and its Financial Reporting Manager from December 2009 through May 2015. During her tenure at TravelCenters of America, Mrs. Haberman oversaw the accounting for site level activities, the integration of the accounting operations of businesses acquired by the company, the company’s SEC reporting, and was responsible for financial reporting. Previously, Mrs. Haberman worked as the External Corporate Reporter for Hyland Software, Inc. from January 2009 to December 2009, and as a Corporate Accounting Manager at Shiloh Industries, Inc., from May 2004 to December 2008, where she oversaw the daily operations of the company’s corporate accounting function, managed the company’s SEC reporting, and prepared financial reports and analysis for the company’s management and board of directors. She began her career in the audit practice of Grant Thornton, LLP.

Education

Mrs. Haberman graduated from The Ohio State University with a Bachelor of Science in Business Administration, with majors in Accounting and International Business.

Jed D. Henthorne President and General Manager, Energy West Montana, Inc. Age 56

Mr. Henthorne was appointed our vice president of administration beginning in September 2006 and our corporate controller in December 2014. Effective July 1, 2016, Mr. Henthorne assumed a new position as the president and general manager of the Company’s Energy West Montana, Inc. subsidiary and vacated his position as the Company’s corporate controller.

Qualifications

Mr. Henthorne has been employed by us since 1988 and has served in professional and management capacities related to customer service, information technology and accounting.

Education

Mr. Henthorne earned a BS in Management Information Systems — Accounting Option from the University of Wyoming.

James E. Sprague Vice President and Chief Financial Officer Age 56

Mr. Sprague became our vice president and chief financial officer in May 2014, upon departing as the managing partner of Walthall, Drake & Wallace LLP CPAs, an accounting firm in Cleveland, Ohio. Mr. Sprague joined Walthall in 1987, was admitted as a partner in 1994, and has specialized in accounting and financial reporting for both private and public companies in the oil and gas industry. Mr. Sprague previously served as a member of our board of directors from 2006 until 2010 and from July 2014 to February 2015.

Qualifications and Education

Mr. Sprague is a certified public accountant and received a BS in Accounting from Bowling Green State University.

Martin Whelan President, Northeast Ohio Natural Gas, Inc. Age 50

Mr. Whelan was appointed the president of our NEO subsidiary beginning in November 2014. Mr. Whelan serves on the board of NEO and our Orwell and Brainard subsidiaries and is the president and COO of NEO, Orwell, Brainard and our Spelman subsidiary.

Qualifications

Mr. Whelan has been employed by our Ohio utilities since 2004 and has served in professional, operating and management capacities in all aspects of our natural gas public utilities.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This section contains a discussion of our executive compensation program, including the philosophy and objectives of the program, the policies underlying the program, the types of compensation provided by the program and how we determined the compensation paid to each executive officer. The compensation committee endeavours to administer our executive compensation program using a fair and reasonable approach that allows us to remain competitive while also maintaining our overall strategic goals and business objectives. Our compensation committee has a written charter which is available on our website at www.egas.net.

The Compensation Committee

Our compensation committee is responsible for overseeing our compensation program. The purpose of the compensation committee is to carry out the responsibilities delegated by the board of directors relating to the review and determination of executive compensation. Accordingly, our compensation committee approves compensation for our executive officers, including our chief executive officer, and makes recommendations to our board regarding incentive compensation plans. Further, the compensation committee is responsible for:

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

Compensation Philosophy and Objectives

Our compensation philosophy endeavours to align the compensation of our executive officers with our overarching business plans, goals and values, and the advancement of the financial interests of our shareholders. Historically, we have not strictly tied our compensation program to our financial performance; however, in 2016 we began to re-evaluate our compensation strategy and continue to do so. Currently, our primary compensation objective is to provide competitive annual fixed compensation for the performance of duties which advance the interests of our shareholders, promote operational improvements and conservative growth, ensure safe and reliable gas distribution systems, provide excellent customer service, and improve internal systems and infrastructure to support corporate strategies. Our compensation program is designed to attract, recruit and retain experienced and qualified executive officers who will meaningfully contribute to our success and maximize shareholder value.

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

The compensation committee may, in its discretion, utilize independent national consulting services to determine suitable executive compensation. In June 2015, the compensation committee engaged Pay Governance, an independent consulting firm that advises on executive compensation matters, including executive compensation, benefits and perquisites, in connection with reviewing and determining the compensation of our executive officers. In October 2015, Pay Governance provided the compensation committee with a report for the committee to use to assist it in its (i) analysis of the current components of our compensation program, (ii) evaluation of new elements to incorporate into our compensation program, and (iii) shift to refocus its efforts on developing a compensation program for the future that better aligns with our compensation philosophy. Due to the execution of the Merger Agreement and its restrictions on our compensation program, the committee discontinued its engagement with Pay Governance.

Restrictions Imposed by the Merger Agreement on Our Compensation Program

Following the execution of the Merger Agreement, we are not permitted to (i) grant to any of our or our subsidiaries’ personnel any increase in compensation or benefits other than increases in the ordinary course of business consistent with past practices to personnel having an annual base salary of less than $125,000, (ii) loan or advance any money or other property to any such personnel, (iii) grant to any such personnel any increase in change-in-control, severance, retention or termination pay, or enter into or amend an agreement with respect to such matters with such personnel, (iv) establish, adopt, enter into, amend in any material respect or terminate any of our or our subsidiaries’ union or collective bargaining agreements, benefit plans or compensation or benefit agreements, in each case, except in the ordinary course of business and consistent with past practices in a manner that would not materially increase the cost to Gas Natural or any of our subsidiaries, (v) take any action that would accelerate the time of vesting, funding or payment of any compensation or benefits under any of our or our subsidiaries’ benefit plans or compensation or benefit agreements, (vi) hire any employees with aggregate annual base compensation above $190,000, or (vii) terminate the employment of any of our or our subsidiaries’ key employees other than for cause.

Temporary Salary Reductions

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

Although the Merger Agreement puts restrictions on our compensation program, we continue to anticipate that, following the effective date of the Merger, base salaries will remain an important element of our compensation program that will be annually reviewed for consistency with various factors, including, (i) our financial performance during the previous year, (ii) current economic conditions, and (iii) our industry peers. Future adjustments to the salaries of our executive officers will be made in an effort to ensure our compensation comports with our operational performance, individual performance and market standards. Any adjustments for the chief executive officer will be determined by the compensation committee. Adjustments to the base salary of any other executive officer will be determined by the compensation committee with input from the chief executive officer.

Short Term Discretionary Incentive Compensation

We do not maintain a formal program for the provision of short term incentive compensation for the recruitment and retention of executive officers. The compensation committee may, in its discretion, award particular incentives as necessary and appropriate to attract, recruit and retain experienced and qualified executive officers. Concurrently with the recruitment of any executive officer, the compensation committee, in consultation with management, will evaluate potential elements of a compensation package against current economic conditions, our current and future business objectives, and overall financial performance and recommend to our board a compensation package including a base salary and other perquisites such as relocation expenses and a signing bonus. Such recommendations made by the compensation committee further our goals of remaining competitive, advancing the interests of our shareholders, and promoting conservative, strategic growth.

Benefit Plans

401(k) Plan.  We have a defined contribution plan that covers substantially all of our employees. The plan provides for an annual contribution of 3% of all employees’ salaries and an additional contribution of 10% of each participant’s elective deferrals, which until July 1, 2016, was invested in shares of our common stock under the 401(k) Plan. Contributions after July 1, 2016, are invested based on each participant’s investment allocation. We recognized approximately $348,000, $462,000 and $549,000 of employer contributions to the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014, respectively.

Employee Stock Ownership Plan.  We maintain an employee stock ownership plan (ESOP) that covers substantially all of our employees. We may make contributions of our common stock to the ESOP each year as determined by our board of directors. The contribution, if any, is recorded based on the current market price of our common stock. We did not make any contributions to the ESOP in 2016, 2015, or 2014.

Retiree Health Plan.  We sponsored a defined postretirement health benefit plan (Retiree Health Plan) providing Medicare supplement benefits to eligible retirees. We discontinued contributions in 2006 and are no longer required to fund the Retiree Health Plan. The Retiree Health Plan pays eligible retirees (post-65 years of age) a monthly stipend toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA trust account. As of December 31, 2016, the value of the plan assets was $82,000. The assets remaining in the VEBA trust account will be used to fund the plan until these assets are exhausted, at which time the plan will be terminated.

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

Annual Incentive Compensation Plan

We do not currently maintain a formal annual bonus program for our executive officers. The compensation committee may, in its discretion, annually review the executive officers’ performance measured against our annual business plan and overall financial performance and recommend to our board awards of equity or cash bonuses or other forms of incentive compensation. Such recommendations made by the compensation committee further our goals of remaining competitive and rewarding management efforts to attain successful financial performance, advancing the interests of our shareholders, and promoting operational improvements and strategic growth. As a result of our overall performance and cash constraints in 2015 and 2016, the compensation committee did not recommend, and we did not pay, bonuses to our executive officers in 2015 or 2016.

Long-Term Incentives

Long-term incentives are awarded in an effort to keep our executive officers aligned with our long-term objectives, and attract and retain executive officers of outstanding ability. We believe that long-term incentives should be awarded only with the achievement of specific goals and, accordingly, are used sparingly. Our 2012 incentive and equity award plan allows for the issuance of options, restricted stock, performance awards, other stock based awards and cash awards. The compensation committee, in consultation with executive management, is charged with designating those persons to whom awards are to be granted and determining the terms of the awards. In 2014, we granted restricted stock awards to Mr. Osborne valued at $58,200 in connection with his employment agreement. The compensation committee did not recommend, and we did not grant, any long-term incentives in 2015 or 2016. For additional information regarding our long-term incentive plans, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Consideration of Shareholder Advisory Vote

In our 2016 Proxy Statement, we asked our shareholders to approve a non-binding, advisory resolution on the compensation of our named executive officers for 2015. In doing so, we gave our shareholders an opportunity to express their views regarding the compensation of our named executive officers. This vote was not intended to address any specific item of compensation, but rather the overall compensation of our named executive officers as described in the proxy statement. Our shareholders approved the compensation of our named executive officers for 2015. Although the shareholder vote was advisory and not binding on us, the board did review and consider the results of the vote in determining our compensation policies and decisions.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and those discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This report is provided by the following independent directors, who constitute the Committee.

Compensation Committee

Michael R. Winter, Chairman

Richard K. Greaves

Robert R. Johnston

Executive Compensation

The following table summarizes the compensation paid by us to our current most highly compensated executive officers, referred to as our named executive officers, as determined in accordance with SEC rules, for the years ended December 31, 2016, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation	Total
Gregory J. Osborne,	2016	$381,616	$–	$14,909	$30,599	$427,124
President and Chief	2015	382,000	–	14,610	39,084	435,694
Executive Officer(1)	2014	250,577	–	98,200	78,371	427,148

James E. Sprague, Vice	2016	342,712	–	–	21,333	364,045
President and Chief	2015	350,769	–	10,300	26,725	387,794
Financial Officer(2)	2014	195,154	50,000	–	51,382	296,536

Kevin J. Degenstein,	2016	285,000	–	–	21,827	306,827
Chief Operating Officer	2015	276,923	–	–	23,122	300,045
and Chief Compliance	2014	100,961	–	–	173,127	274,088
Officer(3)

Jed D. Henthorne,	2016	170,000	–	–	6,869	176,869
President and General	2015	170,000	–	–	6,869	176,869
Manager, Energy West	2014	157,792	–	–	6,474	164,266
Montana, Inc. (4)

Martin Whelan, President,	2016	196,644	–	–	5,899	202,543
Northeast Ohio Natural	2015	205,250	–	–	6,157	211,407
Gas, Inc.	2014	188,077	–	–	5,642	193,719

Vincent A. Parisi, Vice	2016	179,438	–	–	44,319	223,757
President and General	2015	92,250	–	–	37,736	129,986
Counsel (Former)(5)	2014	–	–	–	–	–

(1)	Mr. Osborne served as our chief operating officer from November 2013 until May 2014. On May 14, 2014, Mr. Osborne became our president and chief executive officer. “Stock awards” amount represents (i) restricted and unrestricted shares of our common stock granted to Mr. Osborne for compensation in connection with his July 21, 2014 employment agreement, and (ii) shares of our common stock issued to Mr. Osborne for his service as a director in the amount of $40,000 in 2014, $14,610 in 2015, and $14,909 in 2016. The amount reflects the value of the number of shares granted using the closing market price on the grant date. “All other compensation” includes (i) fees paid to Mr. Osborne for service as a director in the amount of $58,200 in 2014, $15,000 in 2015, and $5,000 in 2016, (ii) cash 401(k) plan contributions, and (iii) payments made by us for the use of an automobile in the amounts of $11,733 in 2014, $12,003 in 2015, and $12,711 in 2016. During 2014, we purchased an automobile for Mr. Osborne. Of the 2014 allowance, $5,700 reflects lease payments paid for Mr. Osborne’s automobile prior to the purchase of a new automobile by us. Mr. Osborne’s remaining car allowance reflects the incremental cost to us, calculated as a portion of the amortized cost of the new automobile owned by us.
(2)	Mr. Sprague became our vice president and chief financial officer effective May 1, 2014. “Stock awards” amount represents shares of our common stock issued to Mr. Sprague in 2015 for his service as a director during 2014. “All other compensation” includes (i) fees paid to Mr. Sprague for service as a director in the amount of $5,000 in 2015 and $40,000 in 2014, (ii) cash and common stock 401(k) plan contributions, and (iii) an automobile cash allowance in the amount of $4,200 in 2014, $8,400 in 2015 and $8,400 in 2016.
(3)	Mr. Degenstein served as our president and chief operating officer through November 15, 2013 when he departed the Company. Mr. Degenstein rejoined the Company as our chief operating officer and chief compliance officer in August 2014. “All other compensation” includes (i) severance paid to Mr. Degenstein in the amount of $165,258 in 2014, (ii) cash and common stock 401(k) plan contributions, and (iii) an automobile cash allowance in the amount of $3,692 in 2014, $9,600 in 2015, and $9,600 in 2016.
(4)	Mr. Henthorne served as our vice president of administration prior to becoming our corporate controller on December 29, 2014. Effective July 1, 2016, Mr. Henthorne assumed a new position as the president and general manager of the Company’s Energy West Montana, Inc. subsidiary and vacated his position as the Company’s corporate controller. “All other compensation” includes cash and common stock 401(k) plan contributions.

(5)	Mr. Parisi served as our general counsel beginning July 8, 2015 prior to becoming our general counsel and vice president on January 27, 2016. Effective October 28, 2016, Mr. Parisi resigned as the Company’s vice president and general counsel. “All other compensation” includes (i) a relocation allowance of $30,000 in 2015, (ii) cash and common stock 401(k) plan contributions, and (iii) an automobile cash allowance in the amount of $3,877 in 2015 and $7,108 in 2016, and (iv) consulting fees paid to Mr. Parisi in the amount of $30,000 in 2016, subsequent to his resignation.

Outstanding Equity Awards at Fiscal Year End

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested (2)	Grant Date	Type of Award
Gregory J. Osborne(1)	1,666	$20,908	July 21, 2014	Restricted Stock Award

(1)	We entered into an employment agreement with Mr. Osborne on July 21, 2014, in connection with his appointment as chief executive officer on May 14, 2014. In connection with Mr. Osborne’s employment agreement, we granted 5,000 shares of restricted stock awards to Mr. Osborne which vest ratably over the three year period ending July 21, 2017, subject to a service requirement. For more information see “Employment and Separation Agreements.”

(2)	The closing market price of our stock at December 30, 2016 was $12.55.

Option Exercises and Stock Vested
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Gregory J. Osborne(1)	1,667	$11,986

(1)	We entered into an employment agreement with Mr. Osborne on July 21, 2014, in connection with his appointment as chief executive officer on May 14, 2014. In connection with Mr. Osborne’s employment agreement, we granted 5,000 shares of restricted stock awards to Mr. Osborne which vest ratably over the three year period ending July 21, 2017, subject to a service requirement. For more information see “Employment and Separation Agreements.”
(2)	The closing market price of our stock at July 21, 2016 was $7.19.

Employment and Separation Agreements

We have entered into employment agreements with various of our company officers. Each of the employment agreements sets a base salary and permits upward adjustments to such salary as determined from time to time by the board of directors in its discretion. Pursuant to these agreements each of the officers is eligible to (i) receive grants of stock options, performance awards, other stock-based awards, and cash awards under our plans, under such terms and conditions as the board of directors may determine in its discretion, (ii) participate in all savings, retirement and welfare plans applicable generally to our employees and/or senior executive officers, (iii) receive fringe benefits in accordance with our policies, and (iv) receive reimbursement for business related expenses incurred by such officer in the performance of his duties. For more information see “Executive Compensation.”

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

Gregory J. Osborne, President and Chief Executive Officer. We entered into an employment agreement with Mr. Osborne on July 21, 2014 for a three-year term, with automatic one year renewals thereafter, unless either party provides written notice of intent not to renew. Mr. Osborne is entitled to receive an annual bonus based on performance as determined by the board of directors. We also entered into a restricted stock award agreement with Mr. Osborne. For more information see “Executive Compensation.”

During the employment period, Mr. Osborne will be eligible to (i) receive a Company provided automobile and reimbursement for reasonably incurred expenses for gas, insurance premiums, and maintenance related to the automobile, and (ii) receive four weeks of paid vacation in each calendar year.

The employment relationship will be automatically severed in the case of Mr. Osborne’s death or disability. Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Osborne without Good Reason (as defined in his employment agreement), no severance compensation will be due to Mr. Osborne. If we terminate Mr. Osborne’s employment without Cause, Mr. Osborne resigns with Good Reason, or we provide Mr. Osborne with notice of non-renewal of the agreement, Mr. Osborne will be entitled to the following: (i) a lump sum cash payment equal to two times his annual base salary in effect at the time of termination, (ii) a lump sum cash payment equal to the pro-rated portion of his annual performance-based bonus in effect at the time of termination, and (iii) company-paid continuation of Mr. Osborne’s existing health care coverage under COBRA for a period of twenty-four months following the date of Mr. Osborne’s timely election.

If Mr. Osborne’s employment is terminated by us without Cause or if Mr. Osborne resigns with Good Reason, within six months of a Change in Control (as defined in his employment agreement), Mr. Osborne will be entitled to the foregoing severance, except that he will be entitled to three times, instead of two times, his annual base salary in effect at the time, subject to Mr. Osborne’s execution, delivery and non-revocation of a release of claims against us.

The following table summarizes the potential payments and benefits payable to Mr. Osborne upon a hypothetical termination of employment under various scenarios, or termination within six months of a change in control under each situation listed below, assuming that Mr. Osborne’s employment was terminated on December 31, 2016.

Estimated Potential Payout	Voluntary Termination without Good Reason or Involuntary Termination for Cause	Involuntary Termination Not for Cause; Voluntary Termination for Good Reason; Non- Renewal of Employment Agreement	Involuntary Termination Not for Cause or Voluntary Termination for Good Reason Within Six Months Following a Change in Control
Base Salary	–	$820,000	$1,230,000
Bonus	–	–	–
Health Benefits(1)	–	25,594	25,594
Value of accelerated restricted stock awards(2)	–	20,908	20,908
Total	–	$866,502	$1,276,502

(1)	This amount reflects our maximum 24-month obligation. If Mr. Osborne becomes covered by another employer’s health plan during such 24-month period, then our obligation to pay Mr. Osborne’s health plan shall cease.
(2)	As of December 31, 2016, 1,666 shares of stock have not vested under Mr. Osborne’s restricted stock award agreement. The closing market price of our common stock at December 30, 2016, was $12.55. For more information see “Executive Compensation.”

James E. Sprague, Chief Financial Officer. We entered into an employment agreement with Mr. Sprague on December 18, 2013, which was amended as of December 29, 2014. Mr. Sprague’s employment agreement does not have a fixed term.

Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Sprague, no severance compensation will be due to Mr. Sprague. If the employment relationship is terminated by us without Cause, Mr. Sprague will be entitled to severance compensation in an amount equal to his annual base salary in effect at the time.

Under the agreement, if Mr. Sprague’s employment is terminated by us without Cause, or if Mr. Sprague resigns with Good Reason (each, as defined in his employment agreement), in either case, within six months of a Change in Control (as defined in his employment agreement), Mr. Sprague will be entitled to the following: (i) a lump sum cash payment equal to three times his annual base salary in effect at the time of termination, (ii) a lump sum cash payment equal to the pro-rated portion of his annual performance-based bonus in effect at the time of termination, and (iii) the continuation of Mr. Sprague’s existing health care coverage under COBRA, less Mr. Sprague’s contribution, for a period of twenty-four months following the date of Mr. Sprague’s timely election, subject to Mr. Sprague’s execution and non-revocation of a release of claims against us.

The following table summarizes the potential payments and benefits payable to Mr. Sprague upon a hypothetical termination of employment under various scenarios, or termination due to a change in control under each situation listed below, assuming that Mr. Sprague was terminated on December 31, 2016.

Estimated Potential Payout	Voluntary Termination or Involuntary Termination for Cause	Involuntary Termination Not for Cause	Within Six Months Following a Change in Control Involuntary Termination Not for Cause or Voluntary Termination for Good Reason
Base Salary	–	$355,000	$1,065,000
Bonus	–	–	–
Health Benefits(1)	–	40,663	40,663
Total	–	$395,663	$1,105,663

(1)	This amount reflects our maximum 24-month obligation. If Mr. Sprague becomes covered by another employer’s health plan during such 24-month period, then our obligation to pay Mr. Sprague’s health plan shall cease.

Kevin J. Degenstein, Chief Operating Officer and Chief Compliance Officer. We entered into an employment agreement with Mr. Degenstein on July 27, 2014. Mr. Degenstein’s employment agreement does not have a fixed term.

Under the agreement, if the employment relationship is terminated by us for any reason, Mr. Degenstein will be entitled to severance compensation (i) in an amount equal to his annual base salary in effect at the time earned through the date of termination, to the extent unpaid, (ii) accrued but unpaid vacation pay, and (iii) the continuation of Mr. Degenstein’s existing health care coverage under COBRA, less Mr. Degenstein’s contribution, for a period of one year. If Mr. Degenstein’s employment is terminated by us without Cause, or by Mr. Degenstein with Good Reason (as defined in the employment agreement), Mr. Degenstein will be entitled to severance compensation, in addition to the foregoing compensation, (i) in an amount equal to his annual base salary in effect at the time, and (ii) moving expenses not to exceed $20,000 if the termination occurs within two years of the effective date of his employment.

Under the agreement, if Mr. Degenstein’s employment is terminated by us without Cause or if Mr. Degenstein resigns with Good Reason (each, as defined in his employment agreement), in either case, within six months of a Change in Control (as defined in his employment agreement), Mr. Degenstein will be entitled to the following: (i) a lump sum cash payment equal to two times his annual base salary in effect at the time of termination, (ii) a lump sum cash payment equal to the pro-rated portion of his annual performance-based bonus in effect at the time of termination, and (iii) the continuation of Mr. Degenstein’s existing health care coverage under COBRA for a period of twenty-four months following the date of Mr. Degenstein’s timely election, subject to Mr. Degenstein’s execution and non-revocation of a release of claims against us.

The following table summarizes the potential payments and benefits payable to Mr. Degenstein upon a hypothetical termination of employment under various scenarios, or termination due to a change in control under each situation listed below, assuming that Mr. Degenstein was terminated on December 31, 2016.

Estimated Potential Payout	Voluntary Termination without Good Reason or Involuntary Termination for Cause		Involuntary Termination Not for Cause or Voluntary Termination With Good Reason	Within Six Months Following a Change in Control Involuntary Termination Not for Cause or Voluntary Termination for Good Reason
Base Salary	$–		$285,000	$570,000
Bonus	–		–	–
Health Benefits	15,266	(1)	15,266 (1)	30,532	(2)
Total	$15,266		$300,266	$600,532

(1)	This amount reflects our maximum 12-month obligation. If Mr. Degenstein becomes covered by another employer’s health plan during such 12-month period, then our obligation to pay Mr. Degenstein’s health plan shall cease.
(2)	This amount reflects our maximum 24-month obligation. If Mr. Degenstein becomes covered by another employer’s health plan during such 24-month period, then our obligation to pay Mr. Degenstein’s health plan shall cease.

Jed D. Henthorne, President and General Manager of the company’s subsidiary, Energy West Montana, Inc. We entered into an employment agreement with Mr. Henthorne on December 29, 2014 in connection with his appointment as our corporate controller. Mr. Henthorne assumed his current position effective July 1, 2016 and we have maintained his existing employment agreement.

Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Henthorne, no severance compensation will be due to Mr. Henthorne. If, however, we terminate Mr. Henthorne’s employment without Cause, Mr. Henthorne will be entitled to severance compensation in an amount equal to his annual base salary then in effect in equal instalments on our regular pay days during the one-year period following the termination.

Under the agreement, if the employment relationship is terminated by us without Cause or by Mr. Henthorne with Good Reason (each, as defined in his employment agreement), in each case, within six months of a Change in Control (as defined in his employment agreement), Mr. Henthorne will be entitled to the following: (i) a lump sum cash payment equal to his annual base salary in effect at the time of termination, (ii) a lump sum cash payment equal to the pro-rated portion of his performance-based bonus in effect at the time of termination, and (iii) the continuation of Mr. Henthorne’s existing health care coverage under COBRA for a period of twenty-four months following the date of Mr. Henthorne’s timely election, subject to Mr. Henthorne’s execution and non-revocation of a release of claims against us.

The following table summarizes the potential payments and benefits payable to Mr. Henthorne upon a hypothetical termination of employment under various scenarios, or termination due to a change in control under each situation listed below, assuming that Mr. Henthorne was terminated on December 31, 2016.

Estimated Potential Payout	Voluntary Termination or Involuntary Termination for Cause	Involuntary Termination Not for Cause	Involuntary Termination Not for Cause or Voluntary Termination for Good Reason Within Six Months Following a Change in Control
Base Salary	–	$170,000	$170,000
Bonus	–	–	–
Health Benefits(1)	–	–	13,837
Total	–	$170,000	$183,837

(1)	This amount reflects our maximum 24-month obligation. If Mr. Henthorne becomes covered by another employer’s health plan during such 24-month period, then our obligation to pay Mr. Henthorne’s health plan shall cease.

Martin Whelan, President, Northeast Ohio Natural Gas, Inc. We entered into an employment agreement with Mr. Whelan on November 20, 2014, which was amended as of October 6, 2016 in connection with his appointment as the president of our NEO subsidiary.

Under the agreement, if the employment relationship is terminated by us for Cause or by Mr. Whelan, no severance compensation will be due to Mr. Whelan. If, however, we terminate Mr. Whelan’s employment without Cause, Mr. Whelan will be entitled to severance compensation in an amount equal to his annual base salary then in effect in equal instalments on our regular pay days during the one-year period following the termination.

Under the agreement, if the employment relationship is terminated by us without Cause or by Mr. Whelan with Good Reason (each, as defined in his employment agreement), in each case, within six months of a Change in Control (as defined in his employment agreement), Mr. Whelan will be entitled to the following: (i) a lump sum cash payment equal to his annual base salary in effect at the time of termination, (ii) a lump sum cash payment equal to the pro-rated portion of his performance-based bonus in effect at the time of termination, and (iii) the continuation of Mr. Whelan’s existing health care coverage under COBRA for a period of twenty-four months following the date of Mr. Whelan’s timely election, subject to Mr. Whelan’s execution and non-revocation of a release of claims against us.

The following table summarizes the potential payments and benefits payable to Mr. Whelan upon a hypothetical termination of employment under various scenarios, or termination due to a change in control under each situation listed below, assuming that Mr. Whelan was terminated on December 31, 2016.

Estimated Potential Payout	Voluntary Termination or Involuntary Termination for Cause	Involuntary Termination Not for Cause	Involuntary Termination Not for Cause or Voluntary Termination for Good Reason Within Six Months Following a Change in Control
Base Salary	–	$200,000	$200,000
Bonus	–	–	–
Health Benefits(1)	–	–	42,457
Total	–	$200,000	$242,457

(1)	This amount reflects our maximum 24-month obligation. If Mr. Whelan becomes covered by another employer’s health plan during such 24-month period, then our obligation to pay Mr. Whelan’s health plan shall cease.

Vincent A. Parisi, former Vice President and General Counsel. Mr. Parisi resigned as the Company’s vice president and general counsel effective October 28, 2016. Mr. Parisi’s resignation from the company constituted voluntary termination by him under the terms of his employment agreement with us, effective July 8, 2015. Mr. Parisi received consulting fees in the amount of $30,000 subsequent to his resignation. The material terms of Mr. Paris’s employment agreement have been previously described in our proxy statement filed with the Securities and Exchange Commission on June 21, 2016.

DIRECTOR COMPENSATION

In 2015 we paid each board member a monthly fee of $5,000 and a quarterly grant of 500 shares of common stock for their service on the board. Effective January 1, 2016, board fees were reduced and each current member of the board, except Mr. Osborne, received annual cash compensation in the amount of $48,000 for his service on the board. In addition, all board members (including Mr. Osborne) received shares of our common stock in an amount equivalent to $5,000 on a quarterly basis, the quantity being determined by the average closing price of the shares in the final five business days in the prior quarter (fractional shares were rounded down), to each director who served as a director during the prior quarter, for his service during the quarter. Following the execution of the Merger Agreement, stock compensation was discontinued. Commencing with the quarter ending December 31, 2016, each director will be entitled to receive $20,000 in quarterly compensation, to be paid entirely in cash rather than shares of our common stock. We also reimburse all directors for expenses incurred in connection with their service as directors, including travel, meals and lodging.

The following table summarizes information with respect to the compensation paid to our directors during 2016. The table does not include Gregory Osborne who served as an executive officer in 2016. For Mr. Osborne’s compensation see the “Summary Compensation Table.”

Year Ended December 31, 2016	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Robert Johnston	$53,000	$14,909	$67,909
James Carney	53,000	14,909	67,909
Michael Winter	53,000	14,909	67,909
Richard Greaves	53,000	14,909	67,909
Michael Bender	53,000	14,909	67,909
Total	$265,000	$74,545	$339,545

(1)	In 2016, under the 2012 Incentive and Equity Award Plan we issued a total of 11,994 shares to our directors for their service as directors in 2015 and 2016. Each director received a quarterly grant of 500 shares for their service as a director in 2016, prorated as applicable. The shares had a weighted average grant date fair value of $7.46 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 10, 2017, information regarding the beneficial ownership of our common stock by: (i) each shareholder known by us to be the beneficial owner of more than 5% of the stock, (ii) each director, (iii) each of our named executive officers, and (iv) all of our directors and named executive officers as a group. Applicable percentage ownership is based on 10,519,728 shares of common stock outstanding at March 10, 2017.

	Beneficial Ownership
Names and Addresses(1)	Common Stock	Percentage
Michael B. Bender	3,832	*
James P. Carney	3,125	*
Richard K. Greaves	6,832	*
Robert B. Johnston	11,368	*
Gregory J. Osborne(2)	13,058	*
Michael R. Winter	9,234	*
Kevin J. Degenstein(3)	2,086	*
Vincent A. Parisi	0	*
James E. Sprague(4)	8,286	*
Martin Whelan	100	*

All directors and executive officers as a group (10 individuals)	57,921	0.55%

5% Owner

Anita G. Zucker, Trustee of the Article 6 Marital Trust, under The First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007(5) 4838 Jenkins Avenue, North Charleston, SC 29405	1,040,640	9.89%

*Less than 1%

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Gas Natural Inc., 1375 East Ninth Street, Suite 3100, Cleveland, OH 44114.

(2)	Includes (i) 5,000 shares of common stock granted to Mr. Osborne in connection with his employment agreement which vest ratably over the three year period ending July 21, 2017, subject to a service requirement, and (ii) 59 shares of common stock held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan. For more information see “Employment and Separation Agreements.”

(3)	Listed shares of common stock are held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.

(4)	Includes 557 shares of common stock held in our 401(k) plan. Pursuant to the terms of the plan, each participant has the right to direct the voting of the shares held by the plan.

(5)	Based solely on information contained within Amendment No. 3 to Schedule 13D filed with the SEC on December 12, 2016.

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

In 2016, we granted a total of 11,994 shares to our directors as compensation for their service on the board in 2016. The awards did not contain a claw-back feature and had a weighted average grant date fair value of $7.46 per share.

In addition to the awards to the directors, on July 21, 2014, we granted 5,000 shares of restricted stock awards to Gregory Osborne as part of his employment agreement. These shares vest ratably over the three year period ending July 21, 2017. These shares had a grant date fair value of $11.64.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	N/A	N/A	436,950
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	436,950

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Historically we have engaged in various related party transactions with entities owned or controlled by our former chairman and chief executive officer, Richard M. Osborne. Beginning in December 2013, the board began adopting resolutions aimed at reducing the number of related party transactions. After Richard M. Osborne’s removal as chief executive officer on May 1, 2014, for, in part, not adhering to these board resolutions, the board has taken a measured approach to reduce or terminate, as appropriate, related party transactions with Richard M. Osborne while ensuring that we continue to serve our customers affected by such transactions. We have provided notices of termination of all written contracts with Richard M. Osborne’s entities that we are not contractually obligated to maintain or that we need in order to serve our customers. These efforts have been made in furtherance of our long term plan to phase out related party transactions.

Our Acquisition of the Ohio Utilities

On January 5, 2010, we expanded into Ohio and Western Pennsylvania by acquiring several utilities owned primarily by our former chairman and chief executive officer, Richard M. Osborne. The acquisition was reviewed by a special committee of our board of directors and approved by our full board and shareholders. Through the acquisition, we acquired Orwell, NEO and Brainard. When we acquired Orwell, NEO and Brainard the entities were parties to various agreements with companies associated with Richard M. Osborne, as disclosed below.

Acquisition of the Assets of JDOG Marketing

On June 1, 2013, we acquired substantially all of the assets of JDOG Marketing. We created a subsidiary, GNR, to acquire the JDOG Marketing assets. JDOG Marketing is owned primarily by the Osborne Trust and is engaged in the business of marketing natural gas. Richard M. Osborne is the sole trustee of the Osborne Trust.

As consideration for the purchase of the assets, we paid JDOG Marketing 256,926 shares of our common stock. These shares had an acquisition date fair value of $2,641,199. In addition, the purchase agreement provides for contingent “earn-out” payments for a period of five years after the closing of the transaction if the acquired business achieves an annual EBITDA target in the amount of $810,432, which is JDOG Marketing’s reported EBITDA for the year-ended December 31, 2011. If actual EBITDA for a certain year is less than target EBITDA, then no earn-out payment will be payable for that particular earn-out period. In connection with the Settlement (as defined below) with Richard M. Osborne, the litigation with JDOG Marketing concerning whether an earn-out payment is due for 2013 was dismissed, the provisions of the purchase agreement providing for earn-out payments were terminated, and no amounts are payable related to the earn-out.

The JDOG Marketing purchase agreement was approved by a disinterested and independent special committee of our board of directors, the independent members of our board, and our shareholders.

Real Estate Transactions and Leases with Companies Controlled by Richard M. Osborne

On December 18, 2013, Orwell entered into a lease agreement with Cobra, an entity owned and controlled by the Osborne Trust, pursuant to which Cobra leased to Orwell, for $2,000 per month, approximately 2,400 square feet of warehouse space located at 2412 Newton Falls Road, Newton Falls, Ohio. The initial term of the lease was December 18, 2013 to February 29, 2016. We terminated the lease in accordance with its terms on January 4, 2016. Net rent paid by us under this agreement totalled $2,000 during 2016. The lease was reviewed by the disinterested members of our board of directors and approved by our board of directors.

Gas Sale and Other Agreements with Companies Controlled by Richard M. Osborne

JDOG Marketing was a party to various gas purchase agreements with entities owned or controlled by Richard M. Osborne when we acquired its assets on June 1, 2013. Upon the closing of our acquisition of the assets of JDOG Marketing, these agreements were assigned to GNR. These affiliate gas purchase agreements were reviewed and approved by the independent members of our board of directors and are as follows:

•	Two base contracts for the sale and purchase of natural gas each dated April 1, 2011, between JDOG Marketing and each of Great Plains Exploration LLC (Great Plains) and JDOG. Purchases made by GNR under these agreements totaled approximately $78,000 and $531,000, respectively for 2016 and 2015. GNR terminated these agreements in accordance with their terms in May and December 2016, respectively.

•	A base contract for the sale and purchase of natural gas between JDOG Marketing and Cobra, dated April 1, 2010, pursuant to which JDOG Marketing sells gas supplies to Cobra. This agreement had an indefinite term but could be terminated by either party upon 30 days’ written notice. As of December 31, 2016, we owed Cobra approximately $15,300.

Agreements with Gas Pipeline Companies Controlled by Richard M. Osborne

Natural Gas Transportation Agreements.  Orwell and Brainard have an agreement with Orwell-Trumbull Pipeline Co., LLC (Orwell-Trumbull), which is an entity owned by the Osborne Trust, for transportation service on its intrastate pipeline in Northeastern Ohio. The charge on the Orwell-Trumbull pipeline is a volumetric rate of $1.01 per thousand cubic feet (Mcf) plus shrinkage. Purchases of transportation services under this agreement totalled approximately $599,000 for 2016. This agreement has a current term of 15 years that began on July 1, 2008. See Item 3 — Legal Proceedings for more information regarding ongoing proceedings between our Ohio utilities and Orwell-Trumbull.

Additionally, NEO, Orwell and Brainard have transportation agreements with Cobra for transportation on its intrastate pipeline in Northeastern Ohio. The price on the Cobra pipeline is a transportation rate of $0.50 per dekatherm plus shrinkage. Additional treating fees may be applied at $0.25 per Mcf. On April 1, 2013, NEO entered into agreements with Cobra modifying the transportation agreements. Pursuant to these modifications, Cobra agreed to transport a specified minimum number of dekatherms of natural gas per day for NEO’s use. NEO pays to Cobra a fee of $0.50 per dekatherm per day for this guaranty of pipeline capacity, whether or not it is utilized. These firm commitment agreements have a term of one year and renew annually unless terminated by either party by advance notice. The modifications to the transportation agreements were not approved in advance by our board of directors, but were reviewed, discussed and ratified by disinterested and independent directors at the April 2013 meeting of our board. Purchases made for transportation services under these agreements were approximately $662,000 for 2016.

JDOG Marketing was a party to various transportation service agreements with entities owned or controlled by Richard M. Osborne when we acquired its assets on June 1, 2013. Upon the closing of our acquisition of the assets of JDOG Marketing, these agreements were assigned to GNR. These affiliate transportation agreements were reviewed and approved by the independent members of our board of directors and are as follows:

•	Three transportation service agreements between JDOG Marketing and Cobra each dated January 30, 2008, for the transportation and re-delivery of natural gas in the Churchtown, Holmesville and North Trumbull areas. These agreements became effective on February 6, 2008, and automatically renew on a year-to-year basis unless terminated by either party with a written notice received before January 2nd of the preceding year. Cobra charges tariff rates for its services under these agreements. Purchases made by GNR under these agreements totalled approximately $77,000 for 2016.

•	A transportation service agreement between JDOG Marketing and Orwell-Trumbull dated January 15, 2009 for the transportation and re-delivery of natural gas. This agreement became effective on February 6, 2009, and has a six year initial term with the possibility for year-to-year automatic renewals thereafter. The agreement may be terminated by either party with a written notice received before January 2nd of the preceding year. Purchases made by GNR under this agreement totalled approximately $354,000 for 2016.

Although we are permitted to terminate these transportation agreements with Orwell-Trumbull and Cobra, pursuant to their respective terms, we have elected to maintain these agreements in order to continue to serve our customers in the territories served by these pipelines.

Electronic Metering Service and Operation Agreements.  Orwell, NEO and Brainard each have agreements dated April 15, 2009 with Cobra for the maintenance and operation of electronic metering points for the transportation of natural gas that are pursuant to the Public Utilities Commission of Ohio’s (PUCO) approved tariff. Orwell also has an agreement dated April 15, 2009 with Orwell-Trumbull for the same purpose. Each of the agreements has a term of three years from the date of the installation of the electronic metering equipment and thereafter for successive one year terms until terminated. Each agreement provides for the payment of $125 per location per month as a fee for the operating and general maintenance of the gas metering and communication equipment. We purchased approximately $20,000 of services under these agreements in 2016.

Unless otherwise indicated, all agreements described above were reviewed and discussed by a disinterested and independent special committee of our board of directors and approved by our board of directors.

Other Related Party Transactions

Kykuit Resources.  Our subsidiary, EWR, invested in Kykuit Resources, LLC, a developer of oil, gas and mineral leases, in 2007. EWR currently owns a 24.5% interest in Kykuit. Richard M. Osborne owns a 26.4% interest in Kykuit. JDOG is the managing member of Kykuit and owns a 23.2% interest. Richard M. Osborne is the chairman of the board and chief executive officer of JDOG. Our president, chief executive officer, and a member of our board of directors, Gregory Osborne, was president, chief operating officer and a director of JDOG until January 2012. Our former chief financial officer, Thomas Smith, was a director of JDOG until April 2014. At December 31, 2014, our total investment in Kykuit was approximately $2,160,000. Due to significant doubts regarding the recoverability of Kykuit’s leaseholds on unproven oil and gas properties, coupled with the bankruptcy of the managing member, our investment in Kykuit is completely impaired. Our investment in Kykuit was ratified by two disinterested and independent directors as well as all other members of our board of directors.

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

On October 23, 2015, we entered into a loan agreement and promissory note with NIL Funding. Pursuant to the note and loan agreement, NIL Funding made a single loan to us in the principal amount of $3,000, bearing an annual interest rate of 6.95%, and a maturity date of April 20, 2016. We paid NIL funding $37,000 in interest payments on this loan for 2015. On March 14, 2016, the NIL Funding credit facility was paid off and extinguished.

NIL Funding is an affiliate of The InterTech Group, Inc. The chairperson and chief executive officer of The InterTech Group, Anita G. Zucker, beneficially owns 1,040,640 shares, or 9.89%, of our outstanding common stock, as of December 12, 2016. Two members of our board of directors, Mr. Bender and Mr. Johnston, currently serve as officers of The InterTech Group. Messrs. Bender and Johnston abstained from any vote or discussion related to NIL Funding and the foregoing transactions were approved by the independent members of our board of directors.

Litigation with Richard M. Osborne

On July 14, 2016, we entered into a settlement agreement with Richard M. Osborne, our former chairman and chief executive officer (the “Settlement”). Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. In connection with the settlement we paid Mr. Osborne $2,000,000. All matters previously disclosed and subject to the Settlement are briefly referred to under Item 3, Legal Proceedings, in this Annual Report and described in further detail in Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and under the caption “Litigation with Richard Osborne” in the Company’s Definitive Proxy Statement, filed with the SEC on May 9, 2016 and June 21, 2016, respectively.

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

Item 14. Principal Accounting Fees and Services.

On August 19, 2016, we notified our independent accountants, MaloneBailey LLP, that it had been dismissed as the Company’s independent registered public accounting firm, and we engaged Freed Maxick CPAs, P.C. to serve as our independent accountants.

The following is a summary of the aggregate fees billed to us for the years ended December 31, 2015 and 2016, by our independent registered public accountant, Freed Maxick, and their affiliates. During 2015, Freed Maxick provided consulting services related to our internal control environment.

	Year ended December 31, 2015	Year ended December 31, 2016(1)
Audit Fees	$–	$432,500
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	166,804	–
Total	$166,804	$432,500

(1)	The audit fees amount for 2016 is based on a fee estimate provided by Freed Maxick CPAs, P.C. and approved by the audit committee for services provided in connection with the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings. The final amount of the fees for those services may vary from the estimate provided.

The following is a summary of the aggregate fees billed to us for the years ended December 31, 2015 and 2016, by our former independent registered public accountant, MaloneBailey, and their affiliates.

	Year ended December 31, 2015	Year ended December 31, 2016
Audit Fees	$763,050	$103,000
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$763,050	$103,000

Audit Fees. These fees are for professional services rendered by Freed Maxick or MaloneBailey, as applicable, for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, and services that are typically rendered in connection with statutory and regulatory filings or engagements.

Pursuant to the written charter of our audit committee, the committee must pre-approve all audit and non-audit services provided by our independent auditors. The audit committee pre-approved all services provided by Freed Maxick and MaloneBailey and authorized us to pay the fees billed to us in 2015 and 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

*Schedule II omitted because of the absence of the conditions under which it is required or because the required information is shown in the financial statements or notes thereto.

(b) Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 29, 2009, by and among Energy West, Incorporated, Various Acquisition Subsidiaries, Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, Brainard Gas Corp., Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith. Filed as, and incorporated herein by reference to, Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

2.2	Agreement and Plan of Merger, dated June 29, 2009, by and among Energy West, Incorporated, an Acquisition Subsidiary, Great Plains Land Development Company, LTD. and Richard M. Osborne, Trustee. Filed as, and incorporated herein by reference to, Exhibit 10.3 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

2.3	Agreement and Plan of Merger, dated August 3, 2009, by and among Energy Inc., Energy West, Incorporated and Energy West Merger Sub, Inc. Filed as, and incorporated herein by reference to, Exhibit 2.1 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 4, 2009

2.4	Assignment and Assumption Agreement, dated December 30, 2009, by and between Energy West, Incorporated and Energy Inc. Filed as, and incorporated herein by reference to, Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

2.5	Assignment and Assumption Agreement, dated December 30, 2009, by and between Energy West, Incorporated and Energy Inc. Filed as, and incorporated herein by reference to, Exhibit 2.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

2.6	First Amendment to Agreement and Plan of Merger, dated as of January 4, 2010, by and among Richard M. Osborne, Trustee, Rebecca Howell, Stephen G. Rigo, Marty Whelan and Thomas J. Smith, Lightning Pipeline Co., Inc., Great Plains Natural Gas Company, and Brainard Gas Corp., Lightning Pipeline Acquisition Inc., Great Plains Acquisition Inc. and Brainard Acquisition Inc. and Energy Inc. Filed as, and incorporated herein by reference to, Exhibit 2.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

2.7	First Amendment to Agreement and Plan of Merger, dated as of January 4, 2010, by and among Richard M. Osborne, Trustee, Great Plains Land Development Company, LTD., GPL Acquisition LLC and Energy Inc. Filed as, and incorporated herein by reference to, Exhibit 2.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2010

2.8	Agreement and Plan of Merger, dated October 8, 2016, by and among Gas Natural, Inc. FR Bison Merger Sub, Inc. Filed as, and incorporated herein by reference to, Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 11, 2016

3.1	Amendment to Articles of Incorporation of Gas Natural Inc., dated December 9, 2014. Filed as, and incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 12, 2015

3.2	Gas Natural Inc. Amended and Restated Code of Regulations, dated December 2, 2015. Filed as, and incorporated herein by reference to, Exhibit 3.2 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2015

10.1†	Employee Stock Ownership Plan Trust Agreement. Filed as, and incorporated herein by reference to, Exhibit 10.2 to Registration Statement on Form S-1 (File No. 33-1672), as filed with the Securities and Exchange Commission on November 20, 2005

10.2	Note Purchase Agreement, dated June 29, 2007, between Energy West, Incorporated and various Purchasers relating to 6.16% Senior Unsecured Notes due June 29, 2017. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 5, 2007

10.3	Natural Gas Transportation Service Agreement, dated as of July 1, 2008, between Orwell-Trumbull Pipeline Co., LLC, Orwell Natural Gas Company and Brainard Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.4	First Amendment to the Orwell-Trumbull Pipeline Co., LLC Operations Agreement, dated July 1, 2008, between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as, and incorporated herein by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.5	Transportation Service Agreement, dated as of July 1, 2008, between Cobra Pipeline Co., Ltd., Northeast Ohio Natural Gas Company, Orwell Natural Gas Company and Brainard Gas Corp. Filed as, and incorporated herein by reference to, Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.6	Orwell-Trumbull Pipeline Co., LLC Operations Agreement, dated January 1, 2008, between Orwell Natural Gas Company and Orwell-Trumbull Pipeline Co., LLC. Filed as, and incorporated herein by reference to, Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 30, 2008

10.7	Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between Orwell Trumbull Pipeline, LTD. and Orwell Natural Gas Co. Filed as, and incorporated herein by reference to, Exhibit 10.4 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.8	Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between COBRA Pipeline Company, LTD. and Brainard Gas Corporation. Filed as, and incorporated herein by reference to, Exhibit 10.5 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.9	Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between COBRA Pipeline Company, LTD. and Northeast Ohio Natural Gas Corporation. Filed as, and incorporated herein by reference to, Exhibit 10.6 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.10	Electronic Metering Service and Operation Agreement, dated April 15, 2009, by and between COBRA Pipeline Company, LTD. and Orwell Natural Gas Co. Filed as, and incorporated herein by reference to, Exhibit 10.7 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 2, 2009

10.11	First Amendment and Joinder to Note Purchase Agreement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp and Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings, LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.12	First Amendment and Joinder to Note Purchase Agreement, dated May 3, 2011, by and among Great Plains Natural Gas Company and Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC and Gas Natural Inc. and Sun Life Assurance Company of Canada, as the purchaser. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.13	Senior Secured Guaranteed Note Agreement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp, Orwell Natural Gas Co., and Brainard Gas Corp. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.14	Security Agreement, dated May 3, 2011 by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Company Inc., Spelman Pipeline Holdings, Kidron Pipeline LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.15	Pledge Agreement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Inc., Spelman Pipeline Holdings, LLC, Kidron Pipeline LLC, Gas Natural Service Company, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.16	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing Statement, dated May 3, 2011, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline, LLC, Gas Natural Service Company, LLC Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 2011

10.17†	Gas Natural Inc. 2012 Incentive and Equity Award Plan. Filed as, and incorporated herein by reference to, Annex B to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 19, 2012

10.18†	Gas Natural Inc. 2012 Non-Employee Director Stock Award Plan. Filed as, and incorporated herein by reference to, Annex C to the Registrant’s Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on November 19, 2012

10.19	Reaffirmation and First Amendment to Credit Facility, dated November 2, 2011, by and among Energy West, Incorporated, Energy West Propane, Inc., Energy West Resources, Inc., Energy West Development, Inc. and Bank of America, N.A. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 4, 2011

10.20	Reaffirmation and Second Amendment to Credit Facility, dated June 1, 2012, by and among Energy West, Incorporated and Bank of America, N.A. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2012

10.21	Reaffirmation and Third Amendment to Credit Facility, dated August 22, 2012, by and among Energy West, Incorporated and Bank of America, N.A. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2012

10.22	Amended and Restated Credit Agreement dated September 20, 2012, by and among Energy West, Incorporated and the Bank of America, N.A., as agent for various participating banks. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.23	Term Note dated September 20, 2012, in the original principal amount of $10.0 million, by and among Energy West, Incorporated and Bank of America, N.A., as agent for various participating banks. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.24	Second Amended and Substitute Note dated September 20, 2012, regarding the $30.0 million Credit Facility, by and by and among Energy West, Incorporated and the Bank of America, N.A., as agent for various participating banks. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.25	Continuing Guaranty dated September 20, 2012, by and among Penobscot Natural Gas Company, Bangor Gas Company, LLC, and Bank of America, N.A., as agent for various participant banks. Filed as, and incorporated herein by reference to, Exhibit 10.4(a) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.26	Continuing Guaranty dated September 20, 2012, by and among Energy West Montana Inc. and Bank of America N.A., as agent for various participant banks. Filed as, and incorporated herein by reference to, Exhibit 10.4(b) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.27	Continuing Guaranty dated September 20, 2012, by and among Frontier Utilities of North Carolina, Inc., Frontier Natural Gas Company, LLC and Bank of America N.A., as agent for various participant banks. Filed as, and incorporated herein by reference to, Exhibit 10.4(c) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.28	Continuing Guaranty dated September 20, 2012, by and among Energy West Properties, LLC, Energy West Development, Inc., Energy West Resources, Inc., and Energy West Propane, Inc, and Bank of America N.A., as agent for various participant banks. Filed as, and incorporated herein by reference to, Exhibit 10.4(d) to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012

10.29	Second Amendment and Waiver to Note Purchase Agreement, dated April 9, 2012, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 10, 2012

10.30	Second Amendment and Waiver to Note Purchase Agreement, dated April 9, 2012, by and among Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc. and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 10, 2012

10.31	Omnibus Third Amendment, Supplement and Joinder to Note Purchase Agreement and Collateral Documents dated October 24, 2012, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc., Independence Oil, L.L.C., Independence Oil Real Estate 1, L.L.C., Independence Oil Real Estate 2, L.L.C., Independence Oil Real Estate 3, L.L.C., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.32	Senior Secured Guaranteed Note Agreement, dated October 24, 2012, by and among Northeast Ohio Natural Gas Corp, Orwell Natural Gas Co., and Brainard Gas Corp., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.33	Joinder Agreement, dated October 24, 2012, by and among Independence Oil, L.L.C., Independence Oil Real Estate 1, L.L.C., Independence Oil Real Estate 2, L.L.C., Independence Oil Real Estate 3, L.L.C., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.34	Addendum to Pledge Agreement, dated October 24, 2012, by and among Independence Oil, L.L.C., Independence Oil Real Estate 1, L.L.C., Independence Oil Real Estate 2, L.L.C., Independence Oil Real Estate 3, L.L.C., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.35	Addendum to Security Agreement, dated October 24, 2012, by and among Independence Oil, L.L.C., Independence Oil Real Estate 1, L.L.C., Independence Oil Real Estate 2, L.L.C., Independence Oil Real Estate 3, L.L.C., and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2012

10.36	Asset Purchase Agreement, dated August 15, 2012, by and among Gas Natural Inc., Acquisition Subsidiary, John D. Oil and Gas Marketing Company, LLC, and Richard M. Osborne, Trustee. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 20, 2012

10.37	Holmesville Transportation Service Agreement, dated April 1, 2013, between Northeast Ohio Natural Gas Corp. and Cobra Pipeline Co., Ltd. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2013

10.38	North Trumbull Transportation Service Agreement, dated April 1, 2013, between Northeast Ohio Natural Gas Corp. and Cobra Pipeline Co., Ltd. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2013

10.39	Churchtown Transportation Service Agreement, dated April 1, 2013, between Northeast Ohio Natural Gas Corp. and Cobra Pipeline Co., Ltd. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2013

10.40	Transportation Service Agreement for the Churchtown System dated January 30, 2008, between John D. Oil and Gas Marketing Company, LLC and Cobra Pipeline Co., Ltd. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013

10.41	Transportation Service Agreement for the Holmesville System dated January 30, 2008, between John D. Oil and Gas Marketing Company, LLC and Cobra Pipeline Co., Ltd. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013

10.42	Transportation Service Agreement for the North Trumbull System dated January 30, 2008, between John D. Oil and Gas Marketing Company, LLC and Cobra Pipeline Co., Ltd. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013

10.43	Transportation Service Agreement dated January 15, 2009, between John D. Oil and Gas Marketing Company, LLC and Orwell-Trumbull Pipeline Co., LLC. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013

10.44	Base Contract for Sale and Purchase of Natural Gas dated April 1, 2011, between John D. Oil and Gas Marketing Company, LLC and Great Plains Exploration Ltd. Filed as, and incorporated herein by reference to, Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013

10.45	Base Contract for Sale and Purchase of Natural Gas dated April 1, 2010, between John D. Oil and Gas Marketing Company, LLC and Cobra Pipeline Co., Ltd. Filed as, and incorporated herein by reference to, Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013

10.46	Lease Agreement dated October 7, 2013, between 8500 Station Street LLC and OsAir, Inc. Filed as, and incorporated herein by reference to, Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 9, 2013

10.47	Lease Agreement dated December 18, 2013, between Orwell Natural Gas Company and Cobra Pipeline Co., LLC. Filed as, and incorporated herein by reference to, Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 24, 2013

10.48	Lease Agreement dated April 17, 2013, between Gas Natural Inc. and Varilease Finance, Inc. Filed as, and incorporated herein by reference to, Exhibit 10.1 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2014

10.49	Schedule No. 01 to Lease Agreement dated April 17, 2013, between Gas Natural Inc. and Varilease Finance, Inc. Filed as, and incorporated herein by reference to, Exhibit 10.2 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2014

10.50	Amendment No. 1 to Schedule No. 01 to Lease Agreement dated April 23, 2014, between Gas Natural Inc. and Varilease Finance, Inc. Filed as, and incorporated herein by reference to, Exhibit 10.3 to Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2014

10.51†	Employment Agreement, dated July 21, 2014, between Gas Natural Inc. and Gregory J. Osborne. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2014

10.52†	Restricted Stock award Agreement, dated July 21, 2014, between Gas Natural Inc. and Gregory J. Osborne. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 24, 2014

10.53†	Employment Agreement, dated July 27, 2014, between Gas Natural Inc. and Kevin J. Degenstein. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2014

10.54†	Employment Agreement, dated December 29, 2014, between Gas Natural Inc. and Jed Henthorne. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2015

10.55†	Employment Agreement, dated December 18, 2013, between Gas Natural Inc. and James E. Sprague. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2013

10.56†	Amendment to Employment Agreement, dated December 29, 2014, between Gas Natural Inc. and James E. Sprague. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 2, 2015

10.57	Stock Purchase Agreement, dated October 10, 2014, among Energy West, Incorporated, Energy West Wyoming, Incorporated and Cheyenne Light, Fuel and Power Company. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2014

10.58	Asset Purchase Agreement, dated October 10, 2014, between Energy West Development, Inc. and Black Hills Exploration and Production Inc. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2014

10.59	First Amendment to Amended and Restated Credit Agreement dated November 26, 2014, by and among Energy West, Incorporated and Bank of America, N.A. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2014

10.60	Note Agreement, dated November 26, 2014, by and among Energy West, Incorporated and Bank of America, N.A. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2014

10.61	Loan Agreement, dated April 6, 2015, between NIL Funding Corporation and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2015

10.62	Promissory Note, dated April 6, 2015, between NIL Funding Corporation and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2015

10.63	Asset Purchase Agreement, dated as of August 5, 2015, by and among Kentucky Frontier Gas, LLC, and Public Gas Company. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2015

10.64	Loan Agreement, dated as of October 23, 2015, by and among NIL Funding Corporation and Gas Natural Inc. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2015

10.65	Promissory Note, dated October 23, 2015, in the original principal amount of $3 million, issued by Gas Natural Inc. to NIL Funding Corporation. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 26, 2015

10.66	Joinder and Limited Waiver to Note Purchase Agreement, dated December 14, 2015, by and among Northeast Ohio Natural Gas Corp., Orwell Natural Gas Company, Brainard Gas Corp., Great Plains Natural Gas Company, Lightning Pipeline Company, Inc., Spelman Pipeline Holdings, LLC, Kidron Pipeline, LLC, Gas Natural Service Company, LLC, Gas Natural Inc., Independence Oil, L.L.C., Independence Oil Real Estate 1, L.L.C., Independence Oil Real Estate 2, L.L.C., 8500 Station Street LLC, Gas Natural Resources LLC, Lone Wolfe Insurance, LLC, and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2015

10.67	Addendum to Pledge Agreement, dated December 14, 2015, by and among Lone Wolfe Insurance, LLC, and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2015

10.68	Addendum to Security Agreement, dated December 14, 2015, by and among Lone Wolfe Insurance, LLC, and Sun Life Assurance Company of Canada. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2015

10.69	Loan Agreement, dated as of April 15, 2016, by and among NIL Funding Corporation and Gas Natural, Inc. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 15, 2016.

10.70	Note, dated April 15, 2016, in the original principal amount of $4 million, issued by Gas Natural Inc. to NIL Funding Corporation. Filed as, and incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 15, 2016

10.71	Credit Agreement, dated as October 19, 2016 among Gas Natural Inc., as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner. Filed as, and incorporated herein by reference to, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2016

10.72	Revolving Note, dated October 19, 2016, in the original principal amount of $42,000,000, issued by Gas Natural Inc. to Bank of America, N.A. Filed as, incorporated herein by reference to, Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2016

10.73	Note Purchase Agreement, dated October 19, 2016, among Gas Natural Inc. and Purchaser relating to a $50,000,000 4.23% Senior Note due October 19, 2028. Filed as, and incorporated herein by reference to, Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2016

10.74	Senior Note, dated October 19, 2016, in the original principal amount of $50,000,000, issued by Gas Natural Inc. to Teachers Insurance and Annuity Association of America. Filed as, and incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2016.

14	Code of Business Conduct for Directors, Officers and Employees, dated September 9, 2015. Filed as, and incorporated herein by reference to Exhibit 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016.

16.1	Letter from MaloneBailey, LLP, dated August 19, 2016. Filed as, and incorporated herein by reference to, Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2016

21*	List of Company Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm, Freed Maxick CPAs, P.C.

23.2*	Consent of Independent Registered Public Accounting Firm, MaloneBailey LLP

31.1*	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement
*	Filed herewith

(c) Financial Statement Schedule

Schedule I - Condensed financial information of registrant

GAS NATURAL INC.

(PARENT COMPANY ONLY)

Condensed Financial Statements

(amounts in thousands)	December 31,
	2016	2015
BALANCE SHEETS
ASSETS
Cash and cash equivalents	$966	$296
Investments	112,887	93,448
Prepayments	253	283
Deferred tax asset, current	54	-
Other current assets	26	-
Property, plant, & equipment, net	116	343
Deferred tax asset, non-current	13,443	989
Intercompany note receivable	66,990	8,427
Other assets	39	73
Total assets	$194,774	$103,859

LIABILITIES AND CAPITALIZATION
Current liabilities	$8,096	$8,396
Line of credit	13,450	-
Related party note payable	-	2,000
Capital lease liability	1,556	3,702
Notes payable	50,000	10
Intercompany note payable	15,109	-
Other non-current liabilities	720	-
Stockholders' equity	105,843	89,751
Total liabilities and capitalization	$194,774	$103,859

GAS NATURAL INC.

(PARENT COMPANY ONLY)

Condensed Financial Statements, continued

(amounts in thousands)	Year Ended December 31,
	2016	2015	2014
STATEMENTS OF COMPREHENSIVE INCOME
Operating expenses	$4,330	$2,339	$2,431
Operating loss	(4,330)	(2,339)	(2,431)
Other income	13	-	179
Interest expense	(326)	(301)	(13)
Loss before income taxes and income from unconsolidated subsidiaries	(4,643)	(2,640)	(2,265)
Income from unconsolidated subsidiaries	3,263	2,827	4,199
Income tax benefit	1,905	982	795
Income from continuing operations	525	1,169	2,729
Discontinued operations	(12)	3,519	1,033
Net income	$513	$4,688	$3,762

Other comprehensive income
Unrealized gain (loss) on available for sale securities, net of tax of $8 for the year ended December 31, 2014	-	-	15
Unrealized loss on available for sale securities transferred to earnings, net of tax of $64 for the year ended December 31, 2014	-	-	(120)
Total other comprehensive income	-	-	(105)

Comprehensive income	$513	$4,688	$3,657

GAS NATURAL INC.

(PARENT COMPANY ONLY)

Condensed Financial Statements, continued

(amounts in thousands)	Year Ended December 31,
	2016	2015	2014
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$513	$4,688	$3,762
Less income (loss) from discontinued operations	(12)	3,519	1,033
Income from continuing operations	525	1,169	2,729

Income from unconsolidated subsidiaries	(3,263)	(2,827)	(4,199)
Depreciation expense	57	44	19
Amortization of debt issue costs	122	153	-
Stock based compensation	109	161	317
Gain on sale of property, plant and equipment	(11)	-	-
Deferred income taxes	(1,860)	110	(423)
Intercompany accounts receivable/accounts payable	7,916	4,232	(1,063)
Other assets	358	(48)	392
Other liabilities	857	850	567
Net cash provided by (used in) operating activities	4,810	3,844	(1,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(102)	(106)	(71)
Proceeds from sale of property, plant and equipment	4	-	-
Investment in subsidiaries	-	(1,236)	(3,879)
Dividends received from subsidiaries	4,140	3,205	3,000
Net cash provided by (used in) provided by investing activities	4,042	1,863	(950)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(16)	(6)	(3)
Proceeds from long-term debt	50,000	-	-
Repayments of capital lease liabilities	(3,128)	(1,657)	-
Proceeds from related party notes payable	4,000	8,000	-
Repayments of related party notes payable	(6,000)	(6,000)	-
Repayments of line of credit	(1,500)	-	-
Proceeds from line of credit	14,950	-	-
Long term loans to unconsolidated subsidiaries	(48,000)	-	-
LOC borrowings by unconsolidated subsidiaries	(17,058)	-	-
LOC paydowns by unconsolidated subsidiaries	2,548	-	-
Debt issuance costs	(1,771)	(225)	(2)
Restricted cash debt service	948	-
Exercise of stock options	-	-	46
Dividends paid	(3,155)	(5,670)	(5,659)
Net cash used in financing activities	(8,182)	(5,558)	(5,618)

Net increase (decrease) in cash and cash equivalents	670	149	(8,229)
Cash and cash equivalents, beginning of period	296	147	8,376

Cash and cash equivalents, end of period	$966	$296	$147

Basis of Presentation

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of Gas Natural do not reflect all of the information and notes normally included with financial statements prepared in accordance with U.S. GAAP. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report.

Gas Natural has accounted for the earnings of its subsidiaries under the equity method in these unconsolidated condensed financial statements.

Common Dividends from Subsidiaries

Common stock cash dividends paid to Gas Natural by its subsidiaries were as follows:

(amounts in thousands)	Years Ended December 31,
	2016	2015	2014
Energy West, Inc.	$3,350	$3,050	$3,000
PHC Utilities, Inc.	790	-	-
Gas Natural Resources, LLC	-	150	-
Lone Wolfe Insurance, LLC	-	5	-
Total	$4,140	$3,205	$3,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Gregory J. Osborne	/s/ James E. Sprague	/s/ Jennifer M. Haberman
Gregory J. Osborne	James E. Sprague	Jennifer M. Haberman
Chief Executive Officer	Chief Financial Officer	Corporate Controller
(Principal Executive Officer)	(Principal Financial Officer)	(Principal Accounting Officer)
Date: March 16, 2017	Date: March 16, 2017	Date: March 16, 2017

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

/s/ Michael R. Winter	Chairman of the Board	3/16/2017
Michael R. Winter

/s/ Michael B. Bender	Director	3/16/2017
Michael B. Bender

/s/ James P. Carney	Director	3/16/2017
James P. Carney

/s/ Richard K. Greaves	Director	3/16/2017
Richard K. Greaves

/s/ Robert B. Johnston	Director	3/16/2017
Robert B. Johnston

/s/ Gregory J. Osborne	Chief Executive Officer (Principal Executive Officer)	3/16/2017
Gregory J. Osborne

CONSOLIDATED FINANCIAL STATEMENTS OF

GAS NATURAL INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gas Natural Inc.

We have audited the accompanying consolidated balance sheet of Gas Natural, Inc. and subsidiaries (collectively, “Gas Natural”) as of December 31, 2016, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule of Gas Natural, Inc. listed in Item 15(a). We also have audited Gas Natural's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Gas Natural's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gas Natural Inc. as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Freed Maxick CPAs, P.C.

Rochester NY

March 16, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gas Natural Inc.

We have audited the accompanying consolidated balance sheet of Gas Natural Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index as of December 31, 2015, and for each of the two years in the period ended December 31, 2015. These consolidated financial statements and financial statement schedule are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gas Natural Inc. and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule as of December 31, 2015, and for each of the two years in the period ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ MaloneBailey, LLP

Houston, Texas

March 15, 2016

Gas Natural Inc. and Subsidiaries

Consolidated Balance Sheets

( in thousands)

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,463	$2,728
Accounts receivable, less allowance for doubtful accounts of $385 and $506, respectively	11,093	10,823
Unbilled gas	7,256	6,995
Inventory
Natural gas	3,380	4,063
Materials and supplies	2,065	2,271
Regulatory assets, current	3,131	2,469
Other current assets	2,423	2,174
Total current assets	35,811	31,523

PROPERTY, PLANT, & EQUIPMENT, NET	139,691	142,416

OTHER ASSETS
Regulatory assets, non-current	1,032	1,523
Goodwill	15,872	15,872
Customer relationships, net of amortization	2,322	2,625
Restricted cash	-	1,898
Other non-current assets	2,696	1,530
Total other assets	21,922	23,448
TOTAL ASSETS	$197,424	$197,387

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2016	2015

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Line of credit	$13,450	$15,750
Accounts payable	10,055	8,976
Notes payable, current portion	-	5,012
Note payable to related party	-	1,980
Accrued liabilities	8,265	6,873
Regulatory liability, current	-	487
Build-to-suit liability	-	2,041
Capital lease liability, current	3,618	2,876
Other current liabilities	1,097	1,467
Total current liabilities	36,485	45,462

LONG-TERM LIABILITIES
Deferred tax liability	11,280	12,295
Regulatory liability, non-current	1,417	1,251
Capital lease liability, non-current	2,780	5,177
Other long-term liabilities	3,113	3,286
Total long-term liabilities	18,590	22,009

NOTES PAYABLE, less current portion	49,392	34,427

COMMITMENTS AND CONTINGENCIES (see Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock; $0.15 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $0.15 par value; Authorized: 30,000,000 shares; Issued and outstanding: 10,519,728 and 10,504,734 shares as of December 31, 2016 and 2015, respectively	1,578	1,575
Capital in excess of par value	64,092	63,985
Retained earnings	27,287	29,929
Total stockholders’ equity	92,957	95,489
TOTAL CAPITALIZATION	142,349	129,916
TOTAL LIABILITIES AND CAPITALIZATION	$197,424	$197,387

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Natural gas operations	$87,464	$103,978	$123,053
Marketing and production	11,977	8,383	9,517
Total revenues	99,441	112,361	132,570

COST OF SALES
Natural gas operations	45,812	60,502	79,222
Marketing and production	10,705	7,650	8,772
Total cost of sales	56,517	68,152	87,994

GROSS MARGIN	42,924	44,209	44,576

OPERATING EXPENSES
Distribution, general, and administrative	27,338	26,104	24,645
Maintenance	984	1,422	1,225
Depreciation, amortization and accretion	8,034	7,257	6,657
Taxes other than income	4,006	4,119	3,927
Provision for doubtful accounts	182	278	1,112
Contingent consideration loss (gain)	(672)	(75)	62
Total operating expenses	39,872	39,105	37,628

OPERATING INCOME	3,052	5,104	6,948

Loss from unconsolidated affiliate	-	-	(352)
Gain on sale of marketable securities	-	-	184
Acquisition expense	-	-	(7)
Other income (loss), net	(65)	86	730
Interest expense	(3,169)	(3,604)	(3,226)
Income (loss) before income taxes	(182)	1,586	4,277
Income tax benefit (expense)	707	(417)	(1,548)
INCOME FROM CONTINUING OPERATIONS	525	1,169	2,729

Discontinued operations, net of income taxes (See Note 3)	(12)	3,519	1,033

NET INCOME	$513	$4,688	$3,762

BASIC & DILUTED EARNINGS PER SHARE:
Continuing operations	$0.05	$0.11	$0.26
Discontinued operations	-	0.34	0.10
Net income per share	$0.05	$0.45	$0.36

Weighted average dividends declared per common share	$0.30	$0.54	$0.50

COMPREHENSIVE INCOME:
Net income	$513	$4,688	$3,762
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Unrealized gain on available for sale securities, net of tax of $8 for the year ended December 31, 2014	-	-	15
Accumulated unrealized gain on available for sale securities transferred to earnings, net of tax of $64 for the year ended December 31, 2014	-	-	(120)
Other comprehensive income (loss), net of tax	-	-	(105)

COMPREHENSIVE INCOME	$513	$4,688	$3,657

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share data)

				Accumulated
			Capital In	Other
	Common	Common	Excess Of	Comprehensive	Retained
	Shares	Stock	Par Value	Income	Earnings	Total

BALANCE AT DECEMBER 31, 2013	10,451,678	$1,568	$63,469	$105	$32,338	$97,480

Net income	-	-	-	-	3,762	3,762
Other comprehensive income (loss), net	-	-	-	(105)	-	(105)
Exercise of stock options	5,000	1	45	-	-	46
Stock compensation	35,833	4	312	-	-	316
Dividends declared	-	-	-	-	(5,189)	(5,189)

BALANCE AT DECEMBER 31, 2014	10,492,511	1,573	63,826	-	30,911	96,310

Net income	-	-	-	-	4,688	4,688
Stock compensation	12,223	2	159	-	-	161
Dividends declared	-	-	-	-	(5,670)	(5,670)

BALANCE AT DECEMBER 31, 2015	10,504,734	1,575	63,985	-	29,929	95,489

Net income	-	-	-	-	513	513
Stock compensation	14,994	3	107	-	-	110
Dividends declared	-	-	-	-	(3,155)	(3,155)

BALANCE AT DECEMBER 31, 2016	10,519,728	$1,578	$64,092	$-	$27,287	$92,957

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$513	$4,688	$3,762
Less income (loss) from discontinued operations	(12)	3,519	1,033
Income from continuing operations	525	1,169	2,729

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,034	7,236	6,605
Accretion	-	21	52
Amortization of debt issuance costs	487	656	420
Provision for doubtful accounts	182	278	1,112
Amortization of deferred loss on sale-leaseback	1,015	358	-
Stock based compensation	107	161	317
Gain on sale of marketable securities	-	-	(184)
Loss (Gain) on sale of assets	589	(118)	(28)
Loss from unconsolidated affiliate	-	-	352
Unrealized holding loss (gain) on contingent consideration	(672)	(75)	62
Change in fair value of derivative financial instruments	(193)	(96)	151
Deferred income taxes	(702)	2,150	2,115
Changes in assets and liabilities
Accounts receivable, including related parties	(451)	1,293	(891)
Unbilled gas	(261)	658	(481)
Natural gas inventory	683	1,239	(458)
Accounts payable, including related parties	1,271	(4,665)	1,817
Regulatory assets and liabilities	(1,148)	(1,283)	(1,938)
Other assets	427	(680)	211
Other liabilities	1,472	1,122	(817)
Net cash provided by operating activities of continuing operations	11,365	9,424	11,146

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,525)	(9,567)	(21,613)
Proceeds from sale of fixed assets	25	4,054	173
Proceeds from sale of marketable securities	-	-	422
Proceeds from note receivable	-	92	3
Restricted cash – capital expenditures fund	-	-	57
Customer advances for construction	78	33	17
Contributions in aid of construction	1,351	1,193	2,262
Net cash used in investing activities of continuing operations	(6,071)	(4,195)	(18,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	24,750	14,150	24,850
Repayments of lines of credit	(27,050)	(27,161)	(20,619)
Proceeds from notes payable, including related parties	53,993	8,000	102
Repayments of notes payable, including related parties	(45,715)	(6,542)	(3,565)
Payments of capital lease obligations	(3,328)	(1,845)	(178)
Debt issuance costs	(1,990)	(235)	(111)
Exercise of stock options	-	-	45
Restricted cash – debt service fund	948	-	132
Dividends paid	(3,155)	(5,670)	(5,659)
Net cash used in financing activities of continuing operations	(1,547)	(19,303)	(5,003)

DISCONTINUED OPERATIONS
Operating cash flows	(12)	845	1,924
Investing cash flows	-	14,371	(511)
Financing cash flows	-	-	(32)
Net cash provided by (used in) discontinued operations	(12)	15,216	1,381

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,735	1,142	(11,155)
Cash and cash equivalents, beginning of period	2,728	1,586	12,741

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,463	$2,728	$1,586

The accompanying notes are an integral part of these consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized	$3,447	$3,011	$2,730
Cash refunded for income taxes, net	(198)	(79)	(234)

NONCASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under build-to-suit agreement	$516	$5,245	$5,597
Capital expenditures included in accounts payable	161	226	1,047
Capital assets exchanged to settle payables	-	-	322
Capital assets acquired through trade-in	-	-	103
Capital additions acquired through debt	-	-	26
Customer advances for construction moved to contribution in aid of construction	-	3	10
Restricted cash received from customer as security deposit	-	-	950
Capitalized interest	147	549	621

The accompanying notes are an integral part of these consolidated financial statements.

GAS NATURAL INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 – Summary of Business

Nature of Business

Energy West was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009. On July 9, 2010, we changed our name to Gas Natural Inc. (the “Company,” “we,” “us,” or “our”) and reincorporated in Ohio. We are a natural gas company with operations in four states. In October 2016, we implemented a plan of reorganization and formed a new holding company, PHC, an Ohio Corporation, that is the parent company of our regulated utility subsidiaries, Cut Bank Gas, EWM, Frontier Natural Gas, Bangor Gas, NEO, Brainard, Orwell, and Spelman. Gas Natural is the parent company of Energy West Propane, Inc., EWR, GNR, Lone Wolfe and PHC. PHC is the parent company of multiple entities that are natural gas utility companies with regulated operations in Maine, Montana, North Carolina and Ohio. EWR is a natural gas marketing and production company with non-regulated operations in Montana. GNR is a natural gas marketing company that markets gas in Ohio. Energy West Propane, Inc. distributes propane with non-regulated operations in Montana. Lone Wolfe serves as an insurance agent for us. We have three operating and reporting segments:

•	Natural Gas. Representing the majority of our revenue, we annually distribute approximately 21 Bcf of natural gas through regulated utilities operating in Maine, Montana, North Carolina and Ohio. Our natural gas utility subsidiaries include Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas (Montana), EWM (Montana), Frontier Natural Gas (North Carolina), NEO (Ohio) and Orwell (Ohio). As of December 31, 2016, we served approximately 69,400 customers.

•	Marketing and Production. Annually, we market approximately 3.6 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming and Ohio through our EWR and GNR subsidiaries. Our EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns an average 53% gross working interest (average 44% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Corporate and Other. Included in corporate and other are costs associated with business development and acquisitions, dividend income, recognized gains or losses from the sale of marketable securities, activity from Lone Wolfe which serves as an insurance agent for us and other businesses in the energy industry, and the results of our discontinued operations from the sales of EWW, Pipeline Assets and Independence.

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

We use estimates to measure certain deferred charges and deferred credits related to items subject to approval of the various public service commissions with jurisdiction over us. Estimates are also used in determining our allowances for doubtful accounts, unbilled gas, asset retirement obligations, when testing for impairment, contingent consideration liability, loss contingencies, and determination of depreciable lives of utility plant. The deferred tax asset and valuation allowance require a significant amount of judgment and are significant estimates. The estimates are based on projected future tax deductions, future taxable income, estimated limitations under the Internal Revenue Code, and other assumptions.

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

Fair Value Measurements

We measure certain of our assets and liabilities at fair value. The fair values of marketable securities are estimated based on the closing share price or the quoted market price for those investments. The fair values of our derivative instruments are estimated based on the difference between the fixed commodity price designated in the agreement and the commodity futures price for the settlement period at the measurement date. The fair value measure of our contingent consideration liability has significant unobservable inputs, including our weighted average cost of capital, our credit spread above the risk free rate and our forecasted future cash flows. A significant increase (decrease) in these inputs could result in a significant increase (decrease) in the fair value measure.

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

For build-to-suit leases, we evaluate our level of risk during the asset’s construction or development period. If we determine that we bear substantially all of the risk during this period, we establish an asset and liability for the total project costs with the liability reduced by any project costs paid directly by us. Once the build-to-suit asset is complete, we assess whether the arrangement qualifies for sales recognition under the sale-leaseback accounting guidance. If the lease meets the criteria to qualify as a sale-leaseback transaction, then the asset and liability are removed from our consolidated balance sheet at the time of the sale and accounted for as either a capital or an operating lease. If it does not meet the criteria to qualify as a sale-leaseback transaction, then the asset and liability remain on our consolidated balance sheet and the transaction is treated as a financing lease. If the lease is treated as sale-leaseback, we evaluate the fair value of the property sold compared to the sale price of the assets and defer any profit or loss on the sale.

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

Tax positions must meet a more-likely-than-not recognition threshold to be recognized. We do not have any unrecognized tax benefits that would have a material impact to our consolidated financial statements for any open tax years. No adjustments were recognized for uncertain tax positions for the three years ended December 31, 2016.

We recognize interest and penalties related to unrecognized tax benefits in operating expense. As of December 31, 2016 and 2015, there were no unrecognized tax benefits nor interest or penalties accrued related to unrecognized tax benefits, nor were any interest or penalties recognized during the three years ended December 31, 2016.

We, or one or more of our subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The tax year 2010 for federal taxes, as a result of an amendment, and after 2012 for federal and state returns remains open to examination by the major taxing jurisdictions in which we operate.

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

Natural Gas Inventory

Natural gas inventory is stated at the lower of weighted average cost or net realizable value except for EWM – Great Falls, which is stated at the rate approved by the MPSC and includes transportation and storage costs.

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

Capitalized Interest

We capitalize the portion of our interest expense that is attributable under U.S. GAAP to our more significant construction projects over the duration of the respective construction periods. Capitalized interest is amortized to depreciation and amortization expense over the estimated useful life of the corresponding asset. During the years ended December 31, 2016, 2015 and 2014, we capitalized interest of $147, $549 and $621, respectively.

Contributions in Aid of and Advances Received for Construction

Contributions in aid of construction are contributions received from customers for construction that are not refundable and are amortized over the life of the assets. Customer advances for construction includes advances received from customers for construction that are to be wholly or partially refunded. As of December 31, 2016 and 2015, $1,105 and $1,027, respectively, was included in other long-term liabilities for customer advances to be refunded to customers.

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

We recognize an acquired intangible asset whenever the intangible arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized on a straight-line basis over their estimated useful lives unless the estimated useful life is determined to be indefinite. Our customer relationships are amortized over an average useful life of 13 years. Accumulated amortization for our customer relationships was approximately $1,163 and $860 at December 31, 2016 and 2015, respectively. Amortization expense for customer relationships for the years ended December 31, 2016, 2015 and 2014 was $303. We expect that our amortization expense related to our intangible assets will be $303 for each of the next five years.

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs we incurred in obtaining debt financing and are recognized as a reduction of the associated liability in the accompanying consolidated balance sheets. Costs related to line of credit arrangements are presented as an asset in the accompanying financial statements. At December 31, 2016 and 2015, we had $510 and $253, respectively, of debt issuance costs, net of accumulated amortization included in other assets and we had $608 and $302, respectively, of debt issuance costs, net of accumulated amortization that reduced our debt balances on our Consolidated Balance Sheets. Additionally, upon refinancing on October 19, 2016, we recognized $962 of deferred losses on our debt reacquisition as assets in our Consolidated Balance Sheet, which will be amortized over the respective lives of the new debt. The unamortized balance of this asset was $940 at December 31, 2016. We recognized interest expense related to the amortization or write off of debt issuance costs of $487, $656, and $420, respectively, for the years ended December 31, 2016, 2015 and 2014. During 2016, we paid $1,990 of debt issuance costs related to the increase in our Bank of America revolving credit facility availability and our short term loans with NIL Funding. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay the portion of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016. Accordingly, we wrote off the unamortized debt issuance costs that were allocated to EWW and EWD’s portion of the debt, totaling $103. This amount was recognized within discontinued operations, net of tax on our Consolidated Statement of Comprehensive Income during 2015. As of January 1, 2016, we adopted ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a reduction of the associated debt liability. This standard requires retrospective application, and as such, we reclassified $302 of debt issuance costs from other non-current assets to a reduction of our notes payable in our Condensed Consolidated Balance Sheet as of December 31, 2015. See Note 13 – Credit Facilities and Long-Term Debt for more information regarding our debt agreements.

We estimate that we will recognize amortization of debt issuance costs of $248 in 2017 through 2020, and $114 in 2021.

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

Restricted Cash

At December 31, 2015, we had a restricted cash balance of $1,898. At December 31, 2015, $948 was related to our Sun Life debt covenants and was released upon our extinguishment of the debt on October 19, 2016. The remaining restricted cash of $950 at December 31, 2015, was related to a customer deposit that was refundable to the customer upon termination of the related gas transportation service agreement. We were restricted from using these funds unless and until a default under this agreement occurred, or otherwise agreed to by the parties to the agreement. This customer filed for protection under Chapter 11 of the Federal Bankruptcy Code and we applied $450 of the restricted cash to open accounts receivable balances in January 2016. The remaining balance paid certain remaining open accounts receivable during 2016.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unity with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019, the adoption of this standards update is not expected to impact our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, regarding the presentation of restricted cash on the statement of cash flows. The standards update requires that the reconciliation of the beginning and end of period cash amounts shown in the statement of cash flows include restricted cash. When restricted cash is presented separately from cash and cash equivalents on the balance sheet, a reconciliation is required between the amounts presented on the statement of cash flows and the balance sheet. Also, the new guidance requires the disclosure of information about the nature of the restrictions. The standards update is effective retrospectively for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We are currently evaluating the impact of this newly issued guidance on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which stipulates all deferred tax assets and liabilities are to be classified and presented in the balance sheet as non-current items. The guidance will be effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact that this newly issued guidance will have on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and is to be applied using one of two retrospective application methods, with early application not permitted. We are currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

Note 3 – Discontinued Operations

The following table presents the amounts of the major line items that are included in discontinued operations, net of income tax that are presented on our Consolidated Statements of Comprehensive Income. There were no items remaining on our Consolidated Balance Sheet as of December 31, 2016 and 2015, related to discontinued operations.

	Years ended December 31,
	2016	2015	2014
EWW/Pipeline assets
Revenues	$-	$4,609	$10,927
Cost of sales	-	(2,534)	(6,697)
Distribution, general & administrative	(9)	(780)	(1,503)
Maintenance	-	(81)	(175)
Depreciation & amortization	-	-	(542)
Taxes other than income	-	(169)	(321)
Other income	9	6	28
Interest expense	(29)	(412)	(1)
Pretax income from discontinued operations	(29)	639	1,716
Gain on the sale of EWW/Pipeline Assets	-	5,368	-
Income tax (expense) benefit	33	(2,458)	(643)
Income from discontinued operations of EWW/Pipeline Assets	$4	$3,549	$1,073
Independence
Loss from discontinued operations of Independence	(16)	(30)	(40)
Discontinued operations, net of income tax	$(12)	$3,519	$1,033

EWW and the Glacier & Shoshone Pipelines

On October 10, 2014, we executed a stock purchase agreement for the sale of all of the stock of our wholly-owned subsidiary, EWW, to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in our natural gas operations segment. In conjunction with this sale, our former EWD subsidiary entered into an asset purchase agreement for the sale of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. The Pipeline Assets have historically comprised the entirety of our pipeline segment. As a result of EWW and the Pipeline Asset’s classification as discontinued operations, their results have been included in our corporate and other segment for all periods presented. On July 1, 2015, the transaction was completed and we received proceeds, net of costs to sell, of $14,223 for the sale of EWW and $1,185 for the sale of the Pipeline Assets. We recorded gains on the sales of $4,869 and $499 for EWW and the Pipeline Assets, respectively, in discontinued operations. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay the portion of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016, including a prepayment penalty of $310. Additionally, we wrote off the unamortized debt issue costs that were allocated to EWW and EWD’s portion of the debt, totaling $103. During the first quarter of 2016 we adjusted our estimate of the prepayment penalty by $29. These amounts were recognized within interest expense related to the EWW/Pipeline Assets in the table above, and within discontinued operations, net of tax on our Consolidated Statements of Comprehensive Income. See Note 13 – Credit Facilities and Long-Term Debt for more information regarding our debt agreements.

Our subsidiary, EWR, continues to conduct some business with both EWW and Black Hills relating to the Pipeline Assets. EWW will continue to purchase natural gas from EWR under an established gas purchase agreement through the first quarter of 2017. Additionally, EWR will continue to use EWW’s transmission system under a standing transportation agreement through the first quarter of 2017. Finally, EWR will continue to use the Pipeline Assets’ transmission systems under a standing transportation agreement through October 2017. During 2016 and 2015, we received $3,827 and $1,550, respectively from Black Hills for gas and transportation under these ongoing agreements, and we recorded revenue of $4,104 and $1,832, respectively, related to these transactions in our income from continuing operations. These transactions are a continuation of transactions that were conducted prior to the sales of EWW and the Pipeline Assets and were eliminated through the consolidation process until their sale to third parties.

Note 4 – Disposals

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

On October 15, 2015, we sold an office building in Mentor, Ohio for net proceeds of $1,220, which resulted in a loss on the transaction of $409, based on the carrying value of the property of $1,760 and the costs to sell the property.  This represented substantially all of the assets of our 8500 Station Street subsidiary.  We recorded this loss in other income in the accompanying Consolidated Statements of Comprehensive Income for the year ended December 31, 2015. Including the loss on the sale transaction, 8500 Station Street experienced a pre-tax loss of $469, which is included in our pre-tax income from continuing operations for the year ended December 31, 2015. Our 8500 Station Street subsidiary has historically been reported as a component of our natural gas operations segment and contributed $161 to our pre-tax income from continuing operations for the year ended December 31, 2014.

In November 2015, we sold nearly all of the assets and liabilities of our Clarion River and Walker Pennsylvania utilities to Utility Pipeline, LTD for proceeds of $848, which resulted in a gain on the transaction of $415. Including the gain on the sale transaction, Clarion River and Walker Gas contributed $350 to our pre-tax income from continuing operations for the year ended December 31, 2015. Clarion River and Walker Gas have historically been reported as a component of our natural gas operations segment and collectively contributed $213 and $46 to our pre-tax income/(loss) from continuing operations for the years ended December 31, 2014 and 2013, respectively.

On December 11, 2015, we sold to Kentucky Frontier Gas, LLC nearly all the assets and liabilities of our subsidiary PGC in Kentucky, for proceeds of $1,900, which resulted in a loss on the transaction of $341, based on the carrying value of our assets and our costs to sell the assets. These losses were recorded in other income in the accompanying Consolidated Statement of Comprehensive Income for the year ended December 31, 2015. Including the loss on the sale transaction, PGC experienced a pre-tax loss of $626, which is included in our pre-tax income from continuing operations for the year ended December 31, 2015. PGC has historically been reported as a component of our natural gas operations segment and accounted for losses of $225 included in our pre-tax income from continuing operations for the year ended December 31, 2014.

Note 5 - Goodwill

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

The schedule below presents the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

	Natural Gas	Marketing and Production	Total

Balance as of December 31, 2014	$14,780	$1,376	$16,156

Goodwill reclassified to assets held for sale	(284)	-	(284)

Balance as of December 31, 2015	14,496	1,376	$15,872

Goodwill reclassified to assets held for sale	-	-	-

Balance as of December 31, 2016	$14,496	$1,376	$15,872

The following table presents our gross goodwill balance and accumulated impairment loss as of December 31, 2016 and 2015.

	December 31,
	2016	2015

Goodwill, gross
Natural gas	$14,496	$14,496
Marketing and production	2,102	2,102

Total goodwill, gross	16,598	16,598

Accumulated impairment loss
Marketing and production	(726)	(726)

Total accumulated impairment loss	(726)	(726)

Goodwill, net	$15,872	$15,872

Note 6 - Investment in Unconsolidated Affiliate

Our EWR subsidiary, which is part of our marketing and production segment, owns a 24.5% interest in Kykuit, a developer and operator of oil, gas and mineral leasehold estates located in Montana. We account for the investment in Kykuit using the equity method. We have invested $2,160 in Kykuit as it could provide a supply of natural gas in close proximity to our natural gas operations in Montana. Our obligations to make additional investments in Kykuit are limited under our agreement with the other Kykuit investors. At December 31, 2016, we are obligated to invest no more than an additional $79 over the life of the venture. Other investors in Kykuit include Richard M. Osborne, our former chairman and chief executive officer; JDOG, a publicly held gas exploration company, which is also the managing member of Kykuit; Thomas J. Smith, a former director of ours and our former chief financial officer and a director of JDOG; and Gregory J. Osborne, chief executive officer and a member of our board of directors and the former president and director of JDOG. Due to significant doubts regarding the recoverability of Kykuit’s leaseholds on unproven oil and gas properties coupled with the bankruptcy of the managing member, we impaired the balance of our investment in Kykuit in 2014. This expense is included in our loss from unconsolidated affiliate in the accompanying Consolidated Statement of Comprehensive Income for the year ended December 31, 2014.

Note 7 – Fair Value Measurements

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

We categorize our fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015.

	December 31, 2016
	Level 1	Level 2	Level 3	TOTAL

ASSETS:
Commodity swap contracts	$-	$139	$-	$139

	December 31, 2015
	Level 1	Level 2	Level 3	TOTAL

LIABILITIES:
Contingent consideration	$-	$-	$672	$672

Commodity swap contracts	$-	$54	$-	$54

The fair value of our financial instruments including cash and cash equivalents, notes and accounts receivable, and notes and accounts payable are not materially different from their carrying amounts. Under the fair value hierarchy, the fair value of cash and cash equivalents is classified as a Level 1 measurement and the fair value of notes payable are classified as Level 2 measurements.

Commodity Swaps Contracts

We value our commodity swap contracts, which are categorized in Level 2 of the fair value hierarchy, by comparing the futures price at the measurement date of the natural gas commodity specified in the contract to the fixed price that we will pay. See Note 8 – Derivative Financial Instruments for more information regarding our commodity swap contracts.

Contingent Consideration Liability

The contingent consideration liability categorized in Level 3 of the fair value hierarchy arose as a result of a purchase agreement, pursuant to which we acquired the assets of our GNR subsidiary in 2013. The purchase agreement for the transaction provided for contingent “earn-out” payments in the form of validly issued, fully paid and non-assessable shares of our common stock for a period of five years after the closing of the transaction if the acquired business achieved a minimum annual EBITDA target of $810. If the acquired business’s actual EBITDA for a given year is less than the target EBITDA, then no earnout payment is due and payable for that period. If the acquired business’s actual EBITDA for a given year meets or exceeds the target EBITDA, then an earnout payment in an amount equal to actual EBITDA divided by target EBITDA multiplied by $575 will have been earned for that year.

We recorded a liability for an earn-out payment for the year ended December 31, 2013. We did not believe an earn-out payment was due to JDOG Marketing as a result of payments made by the Ohio utilities to JDOG Marketing during 2013 that were disallowed by the PUCO. Richard M. Osborne, our former chairman and chief executive officer, believed that JDOG Marketing was entitled to the earn-out. Richard M. Osborne and JDOG Marketing filed a suit against us for the earn-out payment for 2013. During the second quarter of 2016, we settled the suit and recorded a gain of $672 related to the settlement agreement with Richard M. Osborne that terminated the earn-out provision of the agreement. See Note 19 – Commitments and Contingencies for more information about the litigation between us and Richard M. Osborne.

The following table reconciles the beginning and ending balances of the contingent consideration liability categorized under Level 3 of the fair value hierarchy.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Contingent Consideration Liability
	2016	2015

Balance January 1st	$672	$747

Total gains for period:
Included in net income	(672)	(75)
Included in other comprehensive income	-	-
Balance December 31st	$-	$672

The change in fair value included in net income in the table above is reflected in our contingent consideration gain in our accompanying Consolidated Statements of Comprehensive Income and is the result of an unrealized holding gain associated with the change in the fair value of our contingent consideration liability.

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

Note 8 – Derivative Financial Instruments

We enter into commodity swap contracts in order to reduce the commodity price risk related to natural gas prices. These commodity swap contracts set a fixed price that we will pay for specified notional quantities of natural gas. We have not designated any of these commodity swaps contracts as hedging instruments.

The following table summarizes our commodity swap contracts outstanding as of December 31, 2016. We will pay the fixed price listed based on the volumes denoted in the table below in exchange for a variable payment from a counterparty based on the market price for the natural gas product listed for these volumes. These payments are settled monthly.

Product	Type	Contract Period	Volume	Price per MMBtu

AECO Canada - CGPR 7A Natural Gas	Swap	1/1/17 - 3/31/17	500 MMBtu/Day	$2.109
AECO Canada - CGPR 7A Natural Gas	Swap	1/1/17 - 3/31/17	500 MMBtu/Day	$1.827
AECO Canada - CGPR 7A Natural Gas	Swap	4/1/17 - 10/31/17	200 MMBtu/Day	$1.775
AECO Canada - CGPR 7A Natural Gas	Swap	6/1/17 - 3/31/18	150 MMBtu/Day	$2.162
AECO Canada - CGPR 7A Natural Gas	Swap	11/1/17 - 3/31/18	250 MMBtu/Day	$2.078
AECO Canada - CGPR 7A Natural Gas	Swap	12/1/17 - 5/31/18	500 MMBtu/Day	$2.536

We included in cost of sales in the accompanying Consolidated Statements of Comprehensive Income, $(132), $(96) and $151, respectively, of (gains)/losses on commodity swap agreements not designated as hedging instruments for the year ended December 31, 2016, 2015 and 2014, respectively, related to our non-regulated utilities. As of December 31, 2016 and 2015, we included $139 and $(54), respectively, of assets (liabilities) related to commodity swap contracts that are not designated as hedging instruments in derivative instruments in the accompanying Consolidated Balance Sheets.

Note 9 – Regulatory Assets and Liabilities

The following table summarizes the components of our regulatory asset and liability balances at December 31, 2016 and 2015.

	December 31,
	2016		2015
	Current	Long-term	Current	Long-term

REGULATORY ASSETS
Recoverable cost of gas purchases	$2,638	$-	$1,936	$-
Deferred costs	490	735	490	1,226
Income taxes	-	297	-	297
Rate case costs	3	-	43	-
Total regulatory assets	$3,131	$1,032	$2,469	$1,523

REGULATORY LIABILITIES
Over-recovered gas purchases	$-	$-	$487	$-
Income taxes	-	83	-	83
Asset retirement costs	-	1,334	-	1,168
Total regulatory liabilities	$-	$1,417	$487	$1,251

Recoverable Cost of Gas Purchases/Over-recovered Gas Purchases

We account for purchased gas costs in accordance with procedures authorized by the utility commissions in the states in which we operate. Purchased gas costs that are different from those provided for in present rates, and approved by the respective commission, are accumulated and recovered (recoverable cost of gas purchases) or credited through future rate changes (over-recovered gas purchases). We generally recover or credit these amounts through rates within one year. The regulatory commissions in all of the states in which we operate closely monitor GCR mechanisms, and gas cost recoveries are subject to periodic audits or other review processes.

Deferred Costs

On June 27, 2014, our Frontier Natural Gas subsidiary entered into a stipulation with the Staff of the NCUC (Docket No G-40, Sub 124), in which the subsidiary agreed, among other items, to reclassify $2,450 from its recoverable cost of gas purchases asset account to a deferred gas cost asset account. This amount represents a portion of deferred expenses related to the subsidiary’s January and February 2014 gas purchases on which it will not earn a return. The stipulation calls for amortization of this amount as operating expense over a five year period beginning July 1, 2014. Under the stipulation, the Staff agreed to not request a change in Frontier Natural Gas’s base rates, exclusive of cost of gas, for the same five year period.

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

We accrue these liabilities over the useful lives of the assets with the corresponding expense included as a portion of depreciation expense. Upon retirement of any assets included in these asset classes, any costs incurred to retire the asset will be recorded against this regulatory liability. Any costs in excess of the liability will be expensed as incurred and any residual liability in excess of incurred costs to retire the asset will act to reduce Orwell and Brainard’s future rates. As of December 31, 2016, none of the assets included in these asset classes have been retired.

Other Regulatory Assets

Our rate case costs do not earn a return and will be amortized over a period of 2 to 3 years.

Note 10 – Earnings per Share

	Year Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations	$525	$1,169	$2,729
Income (loss) from discontinued operations	(12)	3,519	1,033
Net income	$513	$4,688	$3,762

Denominator:
Basic weighted average common shares outstanding	10,510,644	10,496,979	10,478,312
Dilutive effect of restricted stock awards	623	1,476	505
Diluted weighted average common shares outstanding	10,511,267	10,498,455	10,478,817

Basic & diluted earnings per share of common stock:
Continuing operations	$0.05	$0.11	$0.26
Discontinued operations	-	0.34	0.10
Net income	$0.05	$0.45	$0.36

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. There were no shares or share equivalents that would have been anti-dilutive and therefore excluded in the calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014. Unvested restricted stock awards are treated as participating securities because they participate equally in dividends and earnings with other common shares.

Note 11 – Property, Plant & Equipment

Components of property, plant, and equipment were as follows:

	December 31,
	2016	2015

Gas transmission & distribution facilities	$150,502	$144,977
Land	6,524	6,074
Buildings & leasehold improvements	10,015	9,746
Transportation equipment	5,550	5,749
Other equipment	19,199	17,232
Producing natural gas properties	3,887	4,032
Construction work in progress	1,002	4,878
Property, plant & equipment	196,679	192,688
Accumulated depreciation, depletion & amortization	(56,953)	(50,237)
	139,726	142,451
Assets held for sale	(35)	(35)
Property, plant & equipment, net	$139,691	$142,416

At December 31, 2016 and 2015, we reflected in our Consolidated Balance Sheets $10,453 and $9,852 of property, plant and equipment related to our new ERP system. As of December 31, 2015, two of three phases of that project were completed and $7,521 of the related assets were classified as other equipment under a capital lease, while the balance related to phase three remained in construction work in progress. The final phase of our ERP system implementation was completed in the first quarter of 2016, and we recorded property, plant and equipment and a capital lease liability of $1,672. See Note 19 - Commitments and Contingencies for information regarding our capital leases. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property, plant, and equipment on our Consolidated Balance Sheets are as follows as of December 31, 2016 and 2015:

	December 31,
	2016	2015

Gas transmission & distribution facilities	$6,320	$6,320
Other equipment	9,192	7,521
Capital lease assets, gross	15,512	13,841
Accumulated depreciation	(2,804)	(1,467)
Capital lease assets, net	$12,708	$12,374

We recorded depreciation expense on assets under capital leases of $1,338, $564, and $401, for the years ended December 31, 2016, 2015 and 2014, respectively.

Producing Natural Gas Properties

In order to provide a stable source of natural gas for a portion of its requirements, EWR owns two natural gas production properties and three gathering systems located in north central Montana. We deplete the cost of the gas properties using the units-of-production method. As of December 31, 2016 and 2015, we estimated, based on reserve estimates provided by an independent reservoir engineer, the net gas reserves at 1.9 Bcf (unaudited) and 1.5 Bcf (unaudited), respectively, and that the gas reserves had net present values of $433 and $686 respectively, after applying a 10% discount (unaudited). The net book value of the gas properties was $698 and $782 at December 31, 2016 and 2015, respectively.

We deplete the wells based upon production at approximately 14%, 13% and 10% per year as of December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, EWR’s portion of the daily gas production was 261 Mcf, 318 Mcf and 395 Mcf per day, or 5.3%, 16.2% and 20.0% of EWR’s volume requirements, respectively.

EWR owns working interests in a group of approximately 50 producing natural gas properties and a 75% ownership interest in a gathering system located in northern Montana. For the years ended December 31, 2016, 2015 and 2014, our portion of the daily gas production was 96 Mcf, 114, Mcf and 107 Mcf per day, or 2.0%, 5.8% and 5.5% of EWR’s volume requirements, respectively. For the years ended December 31, 2016, 2015 and 2014, our portion of the estimated daily gas production from the reserves was 357 Mcf, 432 Mcf and 502 Mcf, or 7.3%, 22.0% and 26.0% of our volume requirements in our Montana market, respectively. The wells are operated by an independent third party operator who also has an ownership interest in the properties.

Note 12 – Asset Retirement Obligations

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

Our recognized asset retirement obligations represent the estimated costs to retire certain natural gas producing wells. The following schedule presents our recognized asset retirement obligations, included in other long-term liabilities in our Consolidated Balance Sheets as of December 31, 2016 and 2015.

	2016	2015

Balance, January 1st	$1,218	$1,197
Accretion expense	-	21

Balance, December 31st	$1,218	$1,218

We have no assets that are legally restricted for purposes of settling our AROs. As of December 31, 2015, our ARO costs were fully depreciated.

Note 13 – Credit Facilities and Long-Term Debt

The following table presents our outstanding borrowings at December 31, 2016 and 2015.

	December 31,
	2016	2015
Borrowings outstanding
LIBOR plus 1.75 to 2.25%, Bank of America line of credit, due October 19, 2021	$13,450	$-
4.23% TIAA Senior Notes, due October 19, 2028	50,000	-
6.95% NIL Funding fixed rate note to related party, due April 20, 2016	-	2,000
LIBOR plus 1.75 to 2.25%, Bank of America line of credit, due April 1, 2017	-	15,750
LIBOR plus 1.75 to 2.25%, Bank of America amortizing term loan, due April 1, 2017	-	8,375
6.16%, Allstate/CUNA Senior unsecured note, due June 29, 2017	-	13,000
5.38%, Sun Life fixed rate note, due June 1, 2017	-	15,334
4.15% Sun Life senior secured guaranteed note, due June 1, 2017	-	2,990
Vehicle and equipment financing loans	-	22
Total borrowings outstanding	63,450	57,471
Less: unamortized debt issuance costs	(608)	(302)
Borrowings outstanding less unamortized debt issuance costs	$62,842	$57,169

The weighted average interest rate on our current borrowings was 3.07%, 2.95% and 2.45% during 2016, 2015 and 2014, respectively, and the weighted average interest rate on our current borrowings outstanding as of December 31, 2016 and 2015, was 2.90% and 2.71%, respectively. All of our debt is due upon maturity, with periodic interest payments due.

Bank of America

On October 19, 2016, we entered into a credit agreement and revolving note with Bank of America. The credit agreement provides for a $42,000 unsecured revolving credit facility which incurs variable interest on a grid structure, based on our leverage ratio. The credit facility has a maturity date of October 19, 2021. The credit agreement provides for letters of credit, up to a maximum of $15,000. The credit agreement requires us to maintain compliance with a number of covenants, including limitations on our minimum net worth, incurring additional debt, dispositions and investments, and requirements to maintain a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at December 31, 2016, under the terms of the credit agreement and revolving note, the occurrence and continuation of one or more of the events of default specified in the credit agreement could require us to immediately pay all amounts then remaining unpaid on the revolving note. This credit agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices: (1) a base rate, which is defined as 75 to 125 basis points plus a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or (2) a choice of one, three or six month LIBOR plus 175 to 225 basis points. At December 31, 2016, we had $1,050 of base rate borrowings.

Our former Energy West subsidiary had a Credit Facility with the Bank of America that provided for a revolving credit facility with a maximum borrowing capacity of $30,000, due April 1, 2017. This Credit Facility was paid in full on October 19, 2016, when we entered into the credit agreement and revolving note with Bank of America, discussed above.

TIAA Senior Notes

Also on October 19, 2016, we entered into a note purchase agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of our 4.23% senior notes. Pursuant to the note purchase agreement, we issued an unsecured senior note, in the amount of $50,000 to TIAA. The senior note is a twelve year term note due October 19, 2028 and bears interest payable semiannually. The note purchase agreement and senior note are subject to other customary covenants and default provisions, including limitations on our minimum net worth, on incurring additional debt, dispositions and investments, and maintaining a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at December 31, 2016, an occurrence of an event of default specified in the note purchase agreement could require us to immediately pay all amounts then remaining unpaid on the senior note.

The revolving note and senior note are each guaranteed by our wholly owned non-utility subsidiaries, Energy West Propane, Inc., EWR, GNR, Independence, Lone Wolfe, and PHC.

Bank of America Term Loan

Energy West had a $10,000 term loan with Bank of America with a maturity date of April 1, 2017 (the "Term Loan"). The Term Loan portion of the Credit Facility bore interest at a rate of LIBOR plus 175 to 225 basis points. The Term Loan amortized at a rate of $125 per quarter, and was paid in full on October 19, 2016. At December 31, 2015, the Term Loan bore interest at 2.17%, and had a balance of $8,375.

NIL Funding

On October 23, 2015, we entered into a loan agreement and promissory note for $3,000 with NIL Funding. During December 2015, we made a principal payment of $1,000 on the note. Pursuant to the note and loan agreement, NIL Funding made a loan to us that bore an annual interest rate of 6.95%, and a maturity date of April 20, 2016. On March 14, 2016, the NIL Funding credit facility was paid off and extinguished.

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we made monthly interest payments, based on an annual rate of 7.5% and the principal balance of the note would have been due upon maturity on November 15, 2016. On October 19, 2016, the NIL Funding credit facility was paid off and extinguished. NIL Funding is a related party of ours. See Note 17 – Related Party Transactions in the Notes to Consolidated Financial Statements in this Annual Report for more information regarding relating party transactions.

Senior Unsecured Notes of Energy West

On June 29, 2007, Energy West authorized the sale of $13,000 aggregate principal amount of its 6.16% Senior Unsecured Notes with Allstate/CUNA, due June 29, 2017. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay the portion of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016, including a prepayment penalty of $310 Additionally, we wrote off the unamortized debt issue costs that were allocated to EWW and EWD’s portion of the debt, totaling $103. These amounts were recognized within discontinued operations, net of tax on our Consolidated Statements of Comprehensive Income. See Note 3 – Discontinued Operations in the Notes to the Consolidated Financial Statements in this Annual Report for more information regarding our discontinued operations. The balance of the Allstate/CUNA note was paid in full on October 19, 2016, and was subject to a make-whole premium of $781.

Sun Life

On May 2, 2011, we and our Ohio subsidiaries, NEO, Orwell and Brainard, issued a $15,334, 5.38% Senior Secured Guaranteed Fixed Rate Note due June 1, 2017 ("Fixed Rate Note"). Additionally, Great Plains issued a $3,000, Senior Secured Guaranteed Floating Rate Note that was repaid on May 3, 2014. Payments for these notes prior to maturity are interest-only. The balance of the Sun Life Notes were paid in full on October 19, 2016, and were subject to a make-whole premium of $482.

The Sun Life covenants restricted certain cash balances and required a debt service reserve account to be maintained to cover approximately one year of interest payments. The total balance in the debt service reserve account was $948 at December 31, 2015, and was included in restricted cash on our Consolidated Balance Sheets. Upon the repayment of the Sun Life debt, the restrictions on the cash were released.

We believe that we were in compliance with all of our debt covenants as of December 31, 2016.

Note 14 – Stockholders’ Equity

Stock Repurchase Plan

Our common stock trades on the NYSE MKT Equities under the symbol EGAS. The Board of Directors approved a stock repurchase plan whereby we may buy back up to 448,500 shares of our common stock. As of December 31, 2016, we have not repurchased any stock.

Stock Compensation

The 2012 Incentive and Equity Award Plan (“Equity Award Plan”) provides for the grant of options, restricted stock, performance awards, other stock-based awards and cash awards to certain eligible employees and directors. The Equity Award Plan provides for 500,000 shares authorized for issuance.

During 2016, we granted 11,994 common shares to our directors under the Equity Award Plan, with an aggregate market value of $90, based on the closing prices of our common shares on the dates of the awards. The weighted average grant date fair value was $7.46 per share and we recognized an aggregate compensation expense of $88 on the grant dates because shares granted to directors vest immediately. As of December 31, 2016, there were 436,950 shares available to issue under the Equity Award Plan.

On July 21, 2014, in conjunction with his employment agreement, the board of directors granted 5,000 shares of restricted stock to Gregory J. Osborne, our chief executive officer member of our board of directors. These shares had a grant date fair value of $11.64 per share or $58 in aggregate, based upon the closing price of our common shares on the date of the award. During the years ended December 31, 2016 and 2015, we recorded $19 of compensation expense related to the vesting of the restricted stock. At December 31, 2016, $11 remained unvested and will vest ratably through July 21, 2017. During the vesting period, each restricted share has the same rights to dividend distributions and voting as any other common share.

Restricted Stock
Awards

Outstanding, December 31, 2015	3,333

Granted	-
Vested	(1,667)
Forfeited	-

Outstanding, December 31, 2016	1,666

2012 Non-Employee Director Stock Award Plan

The 2012 Non-Employee Director Stock Award Plan allows each non-employee director to receive his or her fees in shares of our common stock by providing written notice to us. The plan authorized the issuance of 250,000 shares to non-employee directors in lieu of fees. As of December 31, 2016, no shares had been issued under the plan.

Restrictions on Dividends

Our subsidiaries are subject to several restrictions on the amounts that they can distribute to our holding company. In addition to the debt covenants discussed in Note 13 – Credit Facilities and Long-Term Debt, the MPUC, MPSC and NCUC have each placed ring fencing provisions over the subsidiary companies in their jurisdictions. The ring fencing provisions and debt covenants act to limit the dividends and distributions of the various subsidiaries to our holding company, which limits the funds available to be paid as dividends to our shareholders. On November 24, 2014, the MPSC issued an order directing, in part, that Energy West and its Montana, Maine, and North Carolina operating subsidiaries were restricted from paying dividends to Gas Natural until persuasive evidence could be presented that Energy West was on a sound financial footing and that effect had been given to the MPSC’s ring-fencing conditions; the strongest indication being the absence of ongoing balances owed to Energy West by Gas Natural. On April 9, 2015, Energy West filed a request to reinstate Energy West and its Montana, Maine, and North Carolina operating subsidiaries ability to pay dividends to Gas Natural. On July 22, 2015, the MPSC issued an order allowing for the reinstatement of the dividends. They also approved a special dividend to be declared from the proceeds from the sale of Energy West’s subsidiaries EWW and the Pipeline Assets. Additionally, our Merger Agreement restricts our ability to pay dividends in excess of $.075 per share on a quarterly basis.

At December 31, 2016, $90,092 of $92,957 or 96.92%, of our total net assets were restricted by our debt covenants and ring fencing restrictions.

Note 15 – Employee Benefit Plans

We have a defined contribution plan (the “401k Plan”) that covers substantially all of our employees. The plan provides for an annual contribution of 3% of all employees’ salaries and an additional contribution of 10% of each participant’s elective deferrals, which until July 1, 2016, was invested in shares of our common stock under the 401k Plan. Contributions after July 1, 2016, are made based on each participant’s investment allocation. We recognized $348, $462 and $549 of contributions to the 401k Plan for the years ended December 31, 2016, 2015 and 2014, respectively.

We sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing Medicare supplement benefits to eligible retirees. We discontinued contributions in 2006 and are no longer required to fund the Retiree Health Plan. The Retiree Health Plan pays eligible retirees (post-65 years of age) a monthly stipend toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. As of December 31, 2016 and 2015, the value of plan assets was $82 and $102, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted, at which time the plan will be terminated.

Note 16 – Income Taxes

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2016		2015
	Current	Long-term	Current	Long-term
Deferred tax assets:
Allowance for doubtful accounts	$143	$-	$190	$-
Contributions in aid of construction	-	215	-	342
Asset retirement obligations	-	445	-	448
Other nondeductible accruals	125	600	33	-
Refundable purchase gas costs	-	-	182	-
Net operating loss carryforwards	-	12,493	-	12,455
Regulatory liability	-	467	-	-
Other	14	814	12	627

Total deferred tax assets	282	15,034	417	13,872

Deferred tax liabilities:
Recoverable purchase gas costs	918	-	720	-
Property, plant and equipment	-	20,047	-	18,439
Regulatory asset	-	589	-	-
Unrealized gain on securities available for sale	-	-	-	581
Unamortized debt issue costs	-	344	-	-
Amortization of intangibles	-	924	-	247
Other	-	-	-	371

Total deferred tax liabilities	918	21,904	720	19,638

Net deferred tax asset (liability) before valuation allowance	(636)	(6,870)	(303)	(5,766)
Less: valuation allowance	-	(4,410)	-	(6,529)

Total deferred tax liability	$(636)	$(11,280)	$(303)	$(12,295)

Our current deferred tax assets and current deferred tax liabilities are included in other current assets and other current liabilities, respectively, on our Consolidated Balance Sheets.

Income tax expense from continuing operations consists of the following:

	Year Ended December 31,
	2016	2015	2014
Current income tax expense (benefit):
Federal	$(2)	$468	$49
State	(30)	227	11

Total current income tax expense (benefit)	(32)	695	60

Deferred income tax expense (benefit):
Federal	(215)	2,043	1,988
State	(466)	128	138

Total deferred income tax expense (benefit)	(681)	2,171	2,126

Total income taxes before credits	(713)	2,866	2,186
Investment tax credit, net	(21)	(21)	(21)

Total income tax expense (benefit)	(734)	2,845	2,165
Income tax (expense) benefit from discontinued operations	27	(2,428)	(617)

Income tax expense (benefit) from continuing operations	$(707)	$417	$1,548

A reconciliation of taxes computed at the statutory federal rate to our effective tax is as follows:

	Year Ended December 31,
	2016	2015	2014

Tax expense at federal statutory rate	$(75)	$2,561	$2,015
State income tax, net of federal tax expense	(6)	307	307
Deferred tax credits	(313)	(21)	(21)
Change in valuation allowance	(231)	24	(398)
Permanent differences	17	38	25
State rate change	(134)	7	149
Blended vs. actual rate variance	86	-	-
Other	(78)	(71)	88

Total income tax expense (benefit)	(734)	2,845	2,165
Income tax (expense) benefit from discontinued operations	27	(2,428)	(617)

Income tax expense (benefit) from continuing operations	$(707)	$417	$1,548

The following table presents the changes in our valuation allowance for deferred tax assets during the last two years.

	Balance at Beginning of Year	Additions/ (Reversals) Recorded in the Provision for Income Taxes	Other Changes	Balance at End of Year

Year Ended December 31, 2016	$6,529	$(2,119)	$—	$4,410

Year Ended December 31, 2015	$6,497	$32	$—	$6,529

Year Ended December 31, 2014	$5,699	$798	$—	$6,497

We have approximately $24,213 in federal and $89,520 in state net operating loss carryovers as of December 31, 2016. The net operating losses begin to expire in 2018. Due to acquisitions and changes in ownership, these net operating loss carryovers are subject to limitations set forth in Section 382 of the Internal Revenue Code. We maintain a valuation allowance of $43 on the portion of our federal net operating loss carryforward related to our acquisition of Cut Bank Gas in 2009. We maintain a state deferred tax asset valuation allowance of $3,438 against our state net operating loss carryover. In addition, we have approximately $11,092 of carryover tax basis as of December 31, 2016, against which we have a valuation allowance of $928 related to the carryover tax basis of the subsidiaries. We will maintain the valuation allowance against our deferred tax assets until such time that sufficient positive evidence exists to support a conclusion that it is more likely than not that we will realize those deferred tax assets. We consider the scheduled reversal of deferred tax liabilities, projected future results of operations, and tax planning strategies when making this assessment. If we determine that we will be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would result in an increase in income in the period that such a determination is made. Likewise, if we determine that we will not be able to realize a portion of our deferred tax assets, an adjustment to our deferred tax assets would result in a charge to income in the period that such a determination is made.

We follow the applicable provisions of ASC 740 to recognize, measure, and disclose uncertain tax positions in the financial statements. Tax positions must meet a more-likely-than-not recognition threshold to be recognized in our consolidated financial statements and in subsequent periods. During the three years ended December 31, 2016, we did not recognize any adjustments for uncertain tax benefits.

The tax year 2010 for federal taxes, as a result of an amendment, and after 2012 for federal and state remains open to examination by the major taxing jurisdictions in which we operate, although we do not expect to make material changes to unrecognized tax positions within the next twelve months.

Note 17 – Related Party Transactions

Relationship with NIL Funding

NIL Funding is an affiliate of The InterTech Group, Inc. (“InterTech”). The Chairperson and Chief Executive Officer of InterTech is Anita G. Zucker. Ms. Zucker, as trustee of the Article 6 Marital Trust, under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, beneficially owns 1,040,640 shares, or 9.89%, of our outstanding common stock, as of May 18, 2016. Two members of Gas Natural’s Board of Directors, Robert Johnston and Michael Bender, also currently serve as executive vice president and chief strategy officer and director, corporate secretary and corporate counsel, respectively, of InterTech. See Note 13 – Credit Facilities and Long-Term Debt for more information regarding our credit facilities.

On April 15, 2016, we entered into a loan agreement and promissory note for $4,000 with NIL Funding. Under the note and loan agreement, we made monthly interest payments to NIL Funding, based on an annual rate of 7.5% and the principal balance of the note would have been due upon maturity on November 15, 2016. On October 19, 2016, we paid the balance of this note payable with the proceeds from our senior notes and revolving credit agreement. The note and loan agreements were subject to other customary loan covenants and default provisions. In an event of default, as defined under the loan agreement, NIL Funding could have, at its option, required us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or convert any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. See Note 13 – Credit Facilities and Long-Term Debt for more information regarding our credit facilities.

On October 23, 2015, we entered into a loan agreement and promissory note with NIL Funding. Pursuant to the note and loan agreement, NIL Funding loaned Gas Natural $3,000, bearing an annual rate of 6.95% and a maturity date of April 20, 2016. On March 14, 2016, the NIL Funding credit facility was paid off and extinguished.

Our loan agreement with NIL Funding restricted our ability to incur additional borrowings, make new investments, consummate a merger or acquisition and dispose of assets. In an event of default, as defined under the loan agreement, NIL Funding could have, at its option, required us to immediately pay the outstanding principal balance of the note as well as any and all interest and other payments due or converted any part of the amounts due and unpaid to shares of our common stock at a conversion price of 95% of the previous day’s closing price on the NYSE MKT. See Note 13 – Credit Facilities and Long-Term Debt for more information regarding our credit facilities.

On April 6, 2015, we entered into a loan agreement and promissory note with NIL Funding. Pursuant to the note and loan agreement, NIL Funding loaned Gas Natural $5,000, bearing an annual interest rate of 7.5%, and a maturity date of October 3, 2015. On July 27, 2015, the NIL Funding credit facility was paid off and extinguished.

Transactions with Richard M. Osborne

Historically we engaged in various related party transactions with entities owned or controlled by our former chairman and chief executive officer, Richard M. Osborne. After Richard M. Osborne’s removal as chief executive officer on May 1, 2014, the board took a measured approach to reduce or terminate, as appropriate, related party transactions with Richard M. Osborne while ensuring that we continue to serve our customers affected by such transactions. These efforts were made in furtherance of our long-term plan to phase out related party transactions.

On October 7, 2013, we entered into a lease agreement with OsAir, Inc. (“OsAir”), an entity owned and controlled by Richard M. Osborne. Pursuant to the agreement, we leased to OsAir approximately 6,472 square feet of office space located at 8500 Station Street, Mentor, Ohio 44060, at a rent of $6 per month for a period of three years starting from March 1, 2013. In September of 2014, OsAir was evicted from the office space for failure to make payment and at December 31, 2015, we were owed $29 of past due rent. During the third quarter of 2016, we wrote off this amount.

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

We made purchases of natural gas and transportation services from entities owned or controlled by Richard M. Osborne of $2,068, $2,636 and $3,671, respectively, during the years ended December 31, 2016, 2015 and 2014. We incurred rent expense related to entities owned or controlled by Richard M. Osborne of $2, $26 and $141, respectively, during the years ended December 31, 2016, 2015 and 2014. We sold natural gas to entities owned or controlled by Richard M. Osborne of $8, $22, and $151, respectively, during the years ended December 31, 2016, 2015 and 2014. During the years ended December 31, 2015 and 2014, we recognized rental income of $7 and $153, respectively, from entities owned or controlled by Richard M. Osborne. We did not earn rental income from related parties in 2016. During 2014, we purchased $255 of pipeline construction supplies from entities owned or controlled by Richard M. Osborne. We did not purchase pipeline construction supplies from related parties during 2015 or 2016.

As of December 31, 2016 and 2015, we had accounts receivable of $14 and $188, respectively, due from companies owned or controlled by Richard M. Osborne. As of December 31, 2016 and 2015, we had accounts payable of $8 and $192, respectively, due to companies owned or controlled by Richard M. Osborne.

We accrued a liability of $253 and $170 due to companies controlled by Richard M. Osborne for natural gas used and transportation charges due to us as of December 31, 2016 and 2015, respectively, which had not yet been invoiced. The related expense is included in the gas purchased line item in the accompanying statements of comprehensive income. In addition, we had related party natural gas imbalances of $46 and $256 at December 31, 2016 and 2015, respectively, which were included in our natural gas inventory balance. These amounts represent quantities of natural gas due to us from natural gas transportation companies controlled by Richard M. Osborne.

During the second quarter of 2016, we recorded $2,908 to establish an accrual payable to related parties for the settlement of certain pending legal matters between us and Richard M. Osborne, of which $2,000 was paid during the third quarter of 2016. See Note 19 - Commitments and Contingencies for further details regarding our legal matters.

Note 18 – Segment Reporting

Our Chief Operating Officer has been identified as the chief operating decision maker because he has final authority over performance assessment and resource allocation decisions. Our reportable segments are based on our method of internal reporting, which generally segregates the strategic business units due to differences in services and regulation. We primarily separate our state regulated utility businesses from non-regulated marketing and production businesses, and our corporate level operations. We have regulated natural gas utility businesses in the states of Maine, Montana, North Carolina and Ohio that form our natural gas segment. We have non-regulated natural gas marketing and production businesses in Montana, Wyoming and Ohio that together form our marketing and production segment. Our corporate operations, our Lone Wolf insurance subsidiary, and our discontinued operations together form our corporate and other segment. Transactions between reportable segments are accounted for on an accrual basis, and are eliminated. Intercompany eliminations between segments consist primarily of gas sales from the marketing and production operations to the natural gas operations, intercompany accounts receivable and payable, equity, and investments in subsidiaries. See Note 3 – Discontinued Operations for more information regarding our previously reported pipeline and propane segments.

The following tables set forth summarized financial information for our natural gas, marketing and production, and corporate and other operations segments for the years ended December 31, 2016, 2015 and 2014.

Year Ended December 31, 2016	Natural Gas	Marketing & Production	Corporate & Other	Consolidated

OPERATING REVENUES	$87,486	$13,003	$-	$100,489
Intersegment eliminations	(22)	(1,026)	-	(1,048)
Total operating revenue	87,464	11,977	-	99,441

COST OF SALES	45,834	11,731	-	57,565
Intersegment eliminations	(22)	(1,026)	-	(1,048)
Total cost of sales	45,812	10,705	-	56,517

GROSS MARGIN	41,652	1,272	-	42,924

OPERATING EXPENSES
Distribution, general and administrative	22,885	(367)	4,330	26,848
Maintenance	984	-	-	984
Depreciation and amortization	7,594	440	-	8,034
Taxes other than income	3,991	15	-	4,006
Total operating expenses	35,454	88	4,330	39,872

OPERATING INCOME (LOSS)	6,198	1,184	(4,330)	3,052

Other income (expense)	(4)	(26)	(35)	(65)
Interest expense	(2,656)	(172)	(341)	(3,169)
Income (loss) before taxes	3,538	986	(4,706)	(182)

Income tax benefit (expense)	(941)	(387)	2,035	707

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,597	599	(2,671)	525

Discontinued operations, net of income tax	-	-	(12)	(12)

NET INCOME (LOSS)	$2,597	$599	$(2,683)	$513

Capital expenditures	$7,432	$-	$93	$7,525

Year Ended December 31, 2015	Natural Gas	Marketing & Production	Corporate & Other	Consolidated

OPERATING REVENUES	$104,003	$12,132	$-	$116,135
Intersegment eliminations	(25)	(3,749)	-	(3,774)
Total operating revenue	103,978	8,383	-	112,361

COST OF SALES	60,527	11,399	-	71,926
Intersegment eliminations	(25)	(3,749)	-	(3,774)
Total cost of sales	60,502	7,650	-	68,152

GROSS MARGIN	43,476	733	-	44,209

OPERATING EXPENSES
Distribution, general and administrative	23,415	312	2,667	26,394
Maintenance	1,419	3	-	1,422
Depreciation and amortization	6,770	466	-	7,236
Accretion	3	18	-	21
Taxes other than income	4,104	15	-	4,119
Intersegment eliminations	(87)	-	-	(87)
Total operating expenses	35,624	814	2,667	39,105

OPERATING INCOME (LOSS)	7,852	(81)	(2,667)	5,104

Other income (expense)	147	7	(68)	86
Interest expense	(2,782)	(135)	(687)	(3,604)
Income (loss) before taxes	5,217	(209)	(3,422)	1,586

Income tax benefit (expense)	(1,741)	96	1,228	(417)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,476	(113)	(2,194)	1,169

Discontinued operations, net of income tax	-	-	3,519	3,519

NET INCOME (LOSS)	$3,476	$(113)	$1,325	$4,688

Capital expenditures	$9,383	$3	$181	$9,567

Year Ended December 31, 2014	Natural Gas	Marketing & Production	Corporate & Other	Consolidated

OPERATING REVENUES	$123,379	$17,605	$-	$140,984
Intersegment eliminations	(326)	(8,088)	-	(8,414)
Total operating revenue	123,053	9,517	-	132,570

COST OF SALES	79,548	16,860	-	96,408
Intersegment eliminations	(326)	(8,088)	-	(8,414)
Total cost of sales	79,222	8,772	-	87,994

GROSS MARGIN	43,831	745	-	44,576

OPERATING EXPENSES
Distribution, general and administrative	20,851	1,895	3,176	25,922
Maintenance	1,225	-	-	1,225
Depreciation and amortization	6,071	515	19	6,605
Accretion	7	45	-	52
Taxes other than income	3,898	23	6	3,927
Intersegment eliminations	(103)	-	-	(103)
Total operating expenses	31,949	2,478	3,201	37,628

OPERATING INCOME (LOSS)	11,882	(1,733)	(3,201)	6,948

Other income (expense)	890	(351)	16	555
Interest expense	(2,619)	(121)	(486)	(3,226)
Income (loss) before taxes	10,153	(2,205)	(3,671)	4,277

Income tax benefit (expense)	(3,661)	772	1,341	(1,548)

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,492	(1,433)	(2,330)	2,729

Discontinued operations, net of income tax	-	-	1,033	1,033

NET INCOME (LOSS)	$6,492	$(1,433)	$(1,297)	$3,762

Capital expenditures	$21,531	$60	$22	$21,613

	Natural Gas	Marketing & Production	Corporate & Other	Consolidated

December 31, 2016

Total assets	$194,820	$8,465	$161,305	$364,590
Intersegment eliminations	(6,665)	(706)	(159,795)	$(167,166)
Total assets	$188,155	$7,759	$1,510	$197,424

December 31, 2015

Total assets	$228,549	$8,571	$100,822	$337,942
Intersegment eliminations	(87,978)	(3,946)	(48,631)	(140,555)
Total assets	$140,571	$4,625	$52,191	$197,387

Note 19 – Commitments and Contingencies

Lease Commitments

Operating Leases

We lease certain properties including land, office buildings, and other equipment under non-cancelable operating leases. We incurred lease expense related to operating leases for the years ended December 31, 2016, 2015 and 2014, of $176, $197 and $258, respectively.

Capital Leases

During 2012, we entered into an agreement with United States Power Fund, L.P. whereby we lease certain pipeline and pipeline easement assets. The agreement contains an initial term of sixteen years, with the option to renew for two additional sixteen year terms. The lease calls for lease payments of $300 per year through 2022; an annual $120 facility service fee to be paid as long as the leased assets remain in place on the property, and a throughput charge of $0.0125 per Mcf moved through the leased pipeline, in excess of certain base amounts. There were no throughput charge payments made during the three years ended December 31, 2016, 2015 and 2014 as we did not exceed the base amounts specified in the lease. During the years ended December 31, 2015 and 2014, we paid $120 for services related to this lease. During 2016, we disposed of the property included in the lease that was associated with a maintenance obligation and we recognized a loss of $531 on the sale.

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

The final phase of our ERP system implementation project was completed during the first quarter of 2016. Accordingly, we recorded property, plant and equipment and a capital lease liability of $1,672, based on the present value of our minimum lease payments. We deferred a loss on the sale of the software assets of $1,196 that will be amortized ratably over the thirty month life of the lease. The deferred loss represents the difference between the fair value of that property and the amount financed in the sale-leaseback transaction. Based on the nature of the transaction, the fair value of the property leased was determined to be the costs capitalized. We will make lease payments of $58 per month over the thirty month term of the lease related to this phase three of the ERP implementation project. Our total lease payments related to our ERP implementation project, including the leases that we entered during 2015, will be $294 through 2017 and will decline in 2018 as each of the leases reach the end of their respective term. As of December 31, 2016 and 2015, we had capital lease obligations of $4,922 and $6,379, respectively, and unamortized deferred losses on the sale-leaseback of our ERP system of $1,783 and $1,679, respectively.

Our ERP system leases have terms that extend from 30 to 36 months, and we intend to exercise a purchase option at the end of the lease terms at a price to be negotiated at that time.

The following schedule presents the future minimum lease payments under our non-cancelable long-term lease agreements as of December 31, 2016.

Future Minimum Lease Payments

	Operating Leases	Capital Leases

2017	$254	$3,827
2018	245	1,841
2019	217	300
2020	212	300
2021	212	300
Thereafter	620	300
Total minimum lease payments	$1,760	6,868
Less: Interest portion		470
Total liability		$6,398

Our current capital lease obligations as of December 31, 2016 and 2015, of $3,618 and $2,876, respectively, are included in current liabilities and our long-term capital lease obligations of $2,780 and $5,177, respectively, are included in long-term liabilities in our Consolidated Balance Sheets. During the years ended December 31, 2016, 2015 and 2014, we recognized $325, $267 and $122, respectively, of interest expense related to our capital leases.

Long-term Contracts

The following table presents our future minimum obligations under non-cancellable long-term contracts at December 31, 2016.

	Nova Gas	Transcontinental	Maritimes &	Jefferson	Elevation
	Transmission	Gas Pipe Line	Northeast	Energy	Energy
	Ltd.	Company, LLC	Pipeline, LLC	Trading, LLC	Group	Other

2017	$1,035	$834	$132	$4,193	$473	$74
2018	992	834	132	4,193	445	74
2019	777	676	132	1,048	-	68
2020	777	322	-	-	-	3
2021	560	321	-	-	-	-
Thereafter	949	19,687	-	-	-	-
Total	$5,090	$22,674	$396	$9,434	$918	$219

We have various contracts for pipeline capacity to ensure that we are able to meet our customers’ demands for natural gas. Each of the contractual obligations above were estimated using the pricing in effect on December 31, 2016, except our obligation with Maritimes & Northeast Pipeline, LLC, which contract has a provision for fixed pricing. We have three contracts with Nova Gas Transmission, Ltd. that have expiration dates between October 2018 and October 2023. We have five contracts with Transcontinental Gas Pipe Line Company, LLC that expire between December 2018 and February 2094 and our contract with Jefferson Energy Trading, LLC expires in March 2019. Our contract with Maritimes & Northeast Pipeline, LLC expires December 2019. Our contract with Elevation Energy Group expires December 2018. During 2016, we paid an aggregate of $6,732 for our commitments under these contracts and additional contracts for natural gas purchases that are not included in our estimate of our future minimum long-term contractual obligations that expire within one year.

None of the preceding long-term contracts have been recognized on our Consolidated Balance Sheets.

Regulatory Matters

An investigative audit was required in the Opinion and Order issued by the PUCO on November 13, 2013 concerning our Ohio utilities and their affiliates and related entities. The audit was initiated on June 21, 2014. On January 23, 2015, Rehmann Corporate Investigative Services filed its report on its investigative audit of our Ohio utilities with the PUCO. The full report can be found on the PUCO’s website, www.puco.ohio.gov, under case number 14-0205-GA-COI. It focused on several specific areas, including the calculation of the GCR, gas supply management and retention, internal controls within the Ohio utilities, corporate and management structure, and related party transactions. The examination focused primarily on past practices and procedures, however, as anticipated, the audit report contains various recommendations to ensure that our utilities are operating in the best interests of their ratepayers going forward. We have made significant internal changes to our organization to address the issues raised in the audit report, and we have identified additional opportunities to improve our operations. A condition of that Stipulation was a subsequent management practice audit, which was conducted in 2016. That audit has not been concluded.

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

On January 13, 2017, (i) plaintiffs John Durgerian and Joseph Ferrigno, individually and derivatively on behalf of the Company; (ii) certain of the Company’s current and former officers and directors; and (iii) the Company entered into a Stipulation of Settlement (the “Stipulation”). On January 31, 2017, the Court issued an order in the consolidated action preliminarily approving a proposed settlement (the “Settlement”), for which we have accrued a liability of $550.

The Settlement is subject to further consideration at a settlement hearing to be held on April 7, 2017 at 9:00 a.m., before U.S. Magistrate Judge Jonathan D. Greenberg, at the U.S. District Court, Northern District of Ohio, Carl B. Stokes U.S. Court House, 801 West Superior Avenue, Courtroom 10B, Cleveland, Ohio 44113. The Settlement, if finally approved, will cause the dismissal with prejudice of the consolidated action. Any objections to the Settlement must be filed in writing with the Court on or before March 24, 2017. Additional information regarding the terms of the Stipulation and the requirements for submitting any objections to the Settlement can be found in our Form 8-K filed with the SEC on February 3, 2017 and on our website at http://investor.egas.net.

On November 3, 2016, a putative derivative and class action lawsuit was filed in the Cuyahoga County Court of Common Pleas, Case Number CV16871400, captioned Alison D. “Sunny” Masters vs. Michael B. Bender et. al., naming our board of directors, James E. Sprague (our chief financial officer), Kevin J. Degenstein (our chief operating officer), Jennifer Haberman (our corporate controller), Jed D. Henthorne (our former corporate controller and currently president of our Energy West Montana subsidiary), Vincent A. Parisi (our former general counsel), Parent, Merger Sub, First Reserve, Anita G. Zucker, individually, the Article 6 Marital Trust, Under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, InterTech, NIL Funding, as defendants, and the Company, as a nominal defendant. NIL Funding is an affiliate of InterTech. The chairperson and chief executive officer of InterTech, Anita G. Zucker, beneficially owns nearly 10% of our outstanding stock through the Zucker Trust. Two members of our board of directors, Mr. Bender and Mr. Johnston, currently serve as officers of InterTech.

On November 17, 2016, plaintiff filed an amended complaint. The amended complaint alleges, among other things, that (i) our board breached its fiduciary duties and acted in bad faith by failing to undertake an adequate sales process during the time leading up to the execution of the Merger Agreement, (ii) our officers violated their fiduciary duty of loyalty, (iii) the Merger Agreement contains preclusive deal protection devices, (iv) our board failed to act with due care, loyalty, good faith, and independence owed to our shareholders, (v) that our executive officers, board members, InterTech, NIL Funding, and First Reserve conspired and aided and abetted such breaches of fiduciary duties, and (vi) that our board breached their fiduciary duties and violated related federal securities laws by omitting and misrepresenting material information in the Company’s preliminary proxy statement filed on November 9, 2016. The amended complaint further alleges various claims against the Zucker Trust and First Reserve including, as applicable, claims for breach of fiduciary duties, violations of Section 13(d) of the Exchange Act and Exchange Act Rule 13d-2(a).

On November 28, 2016, all defendants removed the Masters Case to the United States District Court for the Northern District of Ohio, Case Number 1:16-CV-02880. We agreed to provide expedited discovery to the plaintiff. On December 23, 2016, we entered into a Memorandum of Understanding with the plaintiff providing for the settlement of the Masters case. In the Memorandum of Understanding, the Company agreed to make certain supplemental disclosures to the Definitive Proxy Statement filed on November 23, 2016, solely for the purpose of minimizing the time, burden, and expense of litigation. The Memorandum of Understanding provides that, in exchange for making these disclosures, defendants will receive, after notice to potential class members and upon court approval, a customary release of claims relating to the Merger. On December 23, 2016, we filed with the SEC a Form 8-K making supplemental disclosures to our definitive proxy statement. We expect to incur costs and expenses related to this suit that are not covered by insurance that may be substantial. On March 7, 2017, the parties executed a Stipulation of Settlement, as contemplated by the Memorandum of Understanding.

On October 20, 2016, Orwell-Trumbull Pipeline Co., LLC filed a complaint in the Court of Common Pleas in Lake County, Ohio, captioned Orwell-Trumbull Pipeline Co., LLC v. Orwell Natural Gas Company, Case Number 16CV001776. Orwell-Trumbull’s complaint claims that jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp., which was the subject of Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015, described below, is proper in the Court of Common Pleas and not the PUCO. Orwell-Trumbull alleges three causes of action for breach of contract, treble damages, and continuing damages. The complaint alleges that Orwell failed to remit payment for invoices issued by Orwell-Trumbull pursuant to the Agreement as modified by the PUCO in Case Number 15-0637-GA-CSS. The complaint further alleges claims for treble and continuing damages due to the purported breach of contract. On November 11, 2016, Orwell filed an answer and counterclaim seeking a declaratory judgment, and a Motion to Expedite the hearing on the declaratory judgment and requesting the court set an expedited discovery schedule. On December 20, 2016, Orwell filed a complaint with the PUCO against Orwell-Trumbull, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Co., LLC, Case Number 16-2419-GA-CSS, described below, alleging that Orwell-Trumbull has been incorrectly invoicing Orwell in violation of the Agreement as modified by the PUCO in Case Number 15-0637-GA-CSS.

On July 14, 2016, we entered into a settlement agreement with Richard M. Osborne, our former chairman and chief executive officer (the “Settlement”). Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. All matters previously disclosed and subject to the Settlement are briefly referred to below and described in further detail in Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and under the caption “Litigation with Richard Osborne” in the Company’s Definitive Proxy Statement, filed with the SEC on May 9, 2016 and June 21, 2016, respectively. The specific litigation and regulatory proceedings subject to the Settlement:

•	Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of January 13, 1995 v. Gas Natural Inc., et al., Case No. 15CV844836, filed in the Court of Common Pleas in Cuyahoga County, Ohio on April 28, 2015: On June 13, 2014, Richard M. Osborne filed a lawsuit against us and our corporate secretary captioned, “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc. et al.,” Case No. 14CV001210 in the Lake County Court of Common Pleas. Mr. Osborne sought an order requiring us to provide him with meeting minutes and corporate resolutions for the past five years. On February 13, 2015, Mr. Osborne voluntarily dismissed his complaint. On April 28, 2015, Mr. Osborne refiled this lawsuit in the Cuyahoga County Court of Common Pleas. We filed a counterclaim against Mr. Osborne seeking to have him declared a vexatious litigator. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Richard M. Osborne, Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 and John D. Oil and Gas Marketing Company, LLC v. Gas Natural, Inc. et al., Case No. 14CV001512, filed in the Court of Common Pleas in Lake County, Ohio on July 28, 2014: Mr. Osborne (1) demanded payment of an earn-out amount associated with our purchase of assets from JDOG Marketing, (2) alleged that our board of directors breached its fiduciary duties by removing Mr. Osborne as chairman and chief executive officer, (3) sought to enforce a July 15, 2014, term sheet, where the parties memorialized certain discussions they had in connection with their efforts to resolve the dispute arising out of the lawsuit, which included a severance payment of $1,000, and (4) sought to invalidate the results of the July 30, 2014, shareholder meeting and asked the court to order us to hold a new meeting at a later date. Mr. Osborne also sought compensatory and punitive damages. We asserted counterclaims including claims for defamation, arising out of the July 9, 2014, letter Mr. Osborne sent to our shareholders and conversion for a company-provided car Mr. Osborne refuses to return to us. Additional counterclaims included claims for battery and intentional infliction of emotional distress, asserted by Wade Brooksby and Michael Victor, respectively, former members of our board of directors. Pursuant to the Settlement, this case was dismissed with prejudice.

•	8500 Station Street LLC v. OsAir Inc., et al, Case No. 14CV002124, transferred from the Mentor Municipal Court, Case No. CVG1400880 (filed October 2, 2014), to the Court of Common Pleas in Lake County, Ohio on November 3, 2014: 8500 Station Street filed a complaint against OsAir on October 2, 2014 (amended in January 2015) for forcible entry and detainer for past-due rent and other damages relating to the premises located at 8500 Station Street, Suite 113, Mentor, Ohio. 8500 Station Street claimed damages in the amount of $82 in unpaid rent and physical damage to the premises as a result of fixtures removed by OsAir in vacating the premises. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Cobra Pipeline Co., Ltd. v. Gas Natural, Inc., et al., Case No. 1:15-cv-00481, filed in the United States District Court for the Northern District of Ohio on March 12, 2015: Cobra’s complaint alleged that it uses a service to track the locations of its vehicles via GPS monitoring. Cobra alleged that we, and other defendants, accessed and intercepted vehicle tracking data, after we knew or should have known that our authority to do so had ended. The complaint alleged claims under the Stored Communications Act, the Wiretap Act, and various state-law claims. On September 17, 2015, the court granted defendants’ motion for summary judgment and dismissed Cobra’s complaint in its entirety. On October 19, 2015, Cobra filed its Notice of Appeal to the Sixth Circuit Court of Appeals. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell National Gas Company v. Osborne Sr., Richard M., Case No. 15CV001877, filed in the Court of Common Pleas in Lake County, Ohio on October 29, 2015: The complaint alleged that Richard M. Osborne, while the chairman, president and chief executive officer of Orwell, Great Plains, JDOG, and GNSC fraudulently presented demands for payment to GNSC and Orwell, claiming that payments were due for natural gas purchased from Great Plains and JDOG from January 2012 through September 2013. Mr. Osborne ultimately obtained two checks from Orwell in the total amount of $202. Orwell’s complaint stated a claim of theft and sought liquidated damages in the amount of these checks. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Ohio Rural Natural Gas Co-Op, et al., Case No. 15CV002063, filed in the Court of Common Pleas in Lake County, Ohio on November 30, 2015: Orwell filed a complaint and motion for preliminary injunction against Ohio Rural Natural Gas Co-Op (“Ohio Rural”) and Mr. Osborne alleging that Ohio Rural and Mr. Osborne acted in concert to convert, for the use of their own supply, natural gas supply lines owned and operated by Orwell. The complaint alleged that on November 20, 2015, Ohio Rural and Mr. Osborne tampered with and severed gas lines owned by Orwell on Tin Man Road in Mentor, Ohio, terminated its service to approximately 50 independently owned businesses, and converted it for their own personal use. The complaint stated claims for conversion, unjust enrichment and civil remedy against criminal act, and seeks compensatory and liquidated damages. On November 30, 2015, Orwell filed a case with the PUCO on the same grounds, captioned In the Matter of Orwell Natural Gas Company, Brainard Gas Corporation and Northeast Ohio Natural Gas Corporations’ Request for Injunctive Relief, Case No. 15-2015-GA-UNC. Pursuant to the Settlement, this matter was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company, LLC, Case Number 15-0475-GA-CSS, filed with the PUCO on March 9, 2015: Orwell’s complaint alleged that on March 5, 2015, an Orwell-Trumbull employee notified Orwell that a pipeline owned by Orwell-Trumbull along Vrooman Road in Lake County, Ohio would be shut down completely for an alleged need to conduct maintenance or move Orwell-Trumbull pipelines. The complaint alleged that Orwell-Trumbull violated Ohio law due to its improper attempt to shut down the pipeline along Vrooman Road and requested the PUCO order Orwell-Trumbull to refrain from shutting off service to the residential and commercial customers along Vrooman Road. On May 9, 2016, Orwell-Trumbull, Orwell and the Ohio Consumers’ Counsel filed a stipulation in which Orwell-Trumbull agreed to provide monthly status updates to the parties to the stipulation regarding the ownership status of certain pipelines along Vrooman Road. The monthly updates will be required until Orwell-Trumbull has either completed construction to re-establish connections or filed a petition to abandon service regarding its pipelines on Vrooman Road. On June 1, 2016, the PUCO dismissed Orwell’s complaint on the basis that the May 9, 2016 stipulation resolved all of the issues in the complaint. Pursuant to the Settlement, this case was closed.

•	Orwell-Trumbull Pipeline Company, LLC v. Orwell Natural Gas Company, Case No: 01-15-0002-9137, filed with the American Arbitration Association on or about March 12, 2015: Filed by Orwell-Trumbull with respect to a dispute under the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. Orwell-Trumbull claims Orwell breached the exclusivity provisions in the Agreement. Orwell filed several counterclaims, including claims for breach of contract, fraud, and unjust enrichment. Pursuant to the Settlement, this case was dismissed with prejudice.

•	Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC, Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015: On March 31, 2015, Orwell filed a complaint on the same grounds as Case No: 01-15-0002-9137, described above, with the PUCO to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO issued an opinion and order on June 15, 2016, asserting jurisdiction over the Natural Gas Transportation Service Agreement, modifying certain of its terms, ordering any other pipeline owned or controlled by Richard M. Osborne to file a rate case within 60 days of the order, and ordering the PUCO Staff to undertake an investigative audit of all pipeline companies owned or controlled by Richard M. Osborne. Although the parties agreed upon certain conduct in the interim, under the Settlement Orwell-Trumbull has the right to appeal the June 15, 2016 PUCO opinion and order. Orwell-Trumbull filed a request for a rehearing on July 15, 2016. Orwell filed its memorandum in opposition on July 25, 2016. On August 3, 2016, Orwell-Trumbull’s request for a rehearing was granted. On October 20, 2016, Orwell-Trumbull filed a complaint in the Court of Common Pleas in Lake County, Ohio, captioned Orwell-Trumbull Pipeline Co., LLC v. Orwell Natural Gas Company, Case Number 16CV001776, described above. Orwell-Trumbull’s complaint claims that jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. is proper in the Court of Common Pleas and not the PUCO. On December 20, 2016, Orwell filed a complaint with the PUCO against Orwell-Trumbull, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Co., LLC, Case Number 16-2419-GA-CSS, alleging that Orwell-Trumbull has been incorrectly invoicing Orwell in violation of the June 15, 2016 PUCO opinion and order.

•	Gas Natural Resources LLC v. Orwell-Trumbull Pipeline Company LLC, Case No. 16-0663-GA-CSS, filed with the PUCO on March 28, 2016: GNR filed a complaint before the PUCO pursuant to a transportation service agreement between it and Orwell-Trumbull. The agreement was assigned to GNR when we acquired the assets of JDOG Marketing on June 1, 2013. The complaint alleged that Orwell-Trumbull breached the termination provisions of the agreement and violated Ohio law due to Orwell-Trumbull’s failure to file the agreement with the PUCO and its improper attempt to discontinue service under agreement. Pursuant to the Settlement, this case was dismissed with prejudice.

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

On March 14, 2017, Richard M. Osborne, our former chairman and chief executive officer, filed a complaint in the Court of Common Pleas in Cuyahoga County, Ohio, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc.,” Case No. CV-17-877354. Mr. Osborne’s complaint alleges that we have breached the terms of the Settlement and seeks damages in excess of $4,000 and legal fees and expenses. We believe Mr. Osborne’s claims are without merit and will vigorously defend this case on all grounds.

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

Note 20 – Accounts Receivable

Changes in, and balances of, the allowance for doubtful accounts receivable were as follows:

	Balance at Beginning of Period	Amounts Charged/ (Credited) To Expense	Amounts Charged Off, Net of Recoveries	Balance at End of Period

Year Ended December 31, 2016
Deducted from accounts receivable for doubtful accounts	$506	$182	$303	$385

Year Ended December 31, 2015
Deducted from accounts receivable for doubtful accounts	$371	$278	$143	$506

Year Ended December 31, 2014
Deducted from accounts receivable for doubtful accounts	$1,978	$1,112	$2,719	$371

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

Note 21 – Accrued Liabilities

The following table summarizes the components of our accrued liabilities balances at December 31, 2016 and 2015.

	December 31,
	2016	2015

Deferred payments received from levelized billing	$2,896	$3,107
Taxes other than income	1,922	1,861
Legal settlements	925	-
Accrued accounts payable	666	204
Interest	513	446
Customer deposits	448	427
Employee benefits	422	554
Accrued liabilities to related parties	253	170
Vacation	210	104
Income taxes	10	-
Accrued liabilities	$8,265	$6,873

Note 22 – Unaudited Quarterly Results of Operations

	2016 Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Revenue	$30,746	$13,355	$17,033	$38,307
Gross margin	13,170	6,576	8,433	14,745
Income tax benefit (expense)	(365)	1,778	934	(1,640)
Income (loss) from continuing operations	1,320	(1,826)	(1,671)	2,702
Discontinued operations, net of tax	(5)	2	14	(23)
Net income (loss) and comprehensive income (loss)	1,315	(1,824)	(1,657)	2,679

Basic and diluted earnings per share
Continuing operations	$0.13	$(0.17)	$(0.16)	$0.26
Discontinued operations	-	-	-	-
Net income (loss) per share	$0.13	$(0.17)	$(0.16)	$0.26

	2015 Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Revenue	$29,498	$13,084	$16,046	$53,733
Gross margin	12,255	6,815	7,482	17,657
Income tax benefit (expense)	(74)	1,312	1,012	(2,667)
Income (loss) from continuing operations	729	(2,264)	(1,713)	4,417
Discontinued operations, net of tax	(526)	3,395	213	437
Net income (loss) and comprehensive income (loss)	203	1,131	(1,500)	4,854

Basic and diluted earnings per share
Continuing operations	$0.07	$(0.22)	$(0.16)	$0.42
Discontinued operations	(0.05)	0.32	0.02	0.04
Net income (loss) per share	$0.02	$0.10	$(0.14)	$0.46

During the fourth quarter of 2016, we recorded an adjustment to our accrual for legal settlements of $725 in our general and administrative expenses. We also recorded a charge of $29 to interest expense to write off debt issue costs related to our former credit facilities at our unregulated utilities. See Note 19 – Commitments and Contingencies and Note 2 – Significant Accounting Policies for more information about our legal proceedings and debt issue costs, respectively.

During the fourth quarter of 2015, we recognized in other income a $415 gain on the sale of Clarion River and Walker Gas, a $409 loss on the sale of an office building in Mentor, Ohio, a loss of $341 on the sale of PGC, and a charge to discontinued operations for $413 related to the prepayment of debt. See Note 3 – Discontinued Operations and Note 4 – Disposals for more information about these transactions. We also recorded amounts related to the implementation of our ERP system: $513 for training and maintenance, $358 of amortization of our deferred loss on the sale-leaseback transaction, depreciation of $163, and interest expense of $237.

