Form 10-Q
period 2017-03-31
Gas Natural Inc.
filed 2017-05-10
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2017 was 10,519,728 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of March 31, 2017.

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

Brainard. Brainard Gas Corp.

CUNA. Credit Union National Association.

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

FASB. Financial Accounting Standards Board.

FERC. The Federal Energy Regulatory Commission.

First Reserve. First Reserve Energy Infrastructure Fund II, L.P.

Frontier Natural Gas. Frontier Natural Gas Company.

Gas Natural. Gas Natural Inc.

GCR. Gas cost recovery.

GNR. Gas Natural Resources, LLC.

Independence. Independence Oil, LLC.

JDOG. John D. Oil and Gas Company.

JDOG Marketing. John D. Oil and Gas Marketing Company, LLC.

LIBOR. London Interbank Offered Rate.

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

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)

	March 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,667	$6,463
Accounts receivable, less allowance for doubtful accounts of $575 and $385, respectively	10,114	11,093
Unbilled gas	4,957	7,256
Inventory
Natural gas	283	3,380
Materials and supplies	2,255	2,065
Regulatory assets, current	3,628	3,131
Other current assets	1,992	2,423
Total current assets	30,896	35,811

PROPERTY, PLANT, & EQUIPMENT, NET	139,011	139,691

OTHER ASSETS
Regulatory assets, non-current	909	1,032
Goodwill	15,872	15,872
Customer relationships, net of amortization	2,246	2,322
Other non-current assets	2,232	2,696
Total other assets	21,259	21,922
TOTAL ASSETS	$191,166	$197,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2017	2016

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Line of credit	$6,650	$13,450
Accounts payable	7,724	10,055
Accrued liabilities	7,366	8,265
Capital lease liability, current	3,245	3,618
Other current liabilities	554	460
Total current liabilities	25,539	35,848

LONG-TERM LIABILITIES
Deferred tax liability	13,813	11,917
Regulatory liability, non-current	1,458	1,417
Capital lease liability, non-current	2,313	2,780
Other long-term liabilities	3,115	3,113
Total long-term liabilities	20,699	19,227

NOTES PAYABLE	49,405	49,392

COMMITMENTS AND CONTINGENCIES (see Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock: $0.15 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock: $0.15 par value; Authorized: 30,000,000 shares; Issued and outstanding: 10,519,728 shares as of March 31, 2017 and December 31, 2016	1,578	1,578
Capital in excess of par value	64,097	64,092
Retained earnings	29,848	27,287
Total stockholders’ equity	95,523	92,957
TOTAL CAPITALIZATION	144,928	142,349
TOTAL LIABILITIES AND CAPITALIZATION	$191,166	$197,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
REVENUE
Natural gas operations	$35,919	$35,064
Marketing & production	3,940	3,243
Total revenue	39,859	38,307

COST OF SALES
Natural gas operations	20,602	20,622
Marketing & production	3,693	2,940
Total cost of sales	24,295	23,562

GROSS MARGIN	15,564	14,745

OPERATING EXPENSES
Distribution, general, and administrative	6,039	5,927
Maintenance	270	264
Depreciation and amortization	2,055	1,957
Taxes other than income	1,148	1,080
Provision for doubtful accounts	125	20
Total operating expenses	9,637	9,248

OPERATING INCOME	5,927	5,497

Other income (loss), net	95	(402)
Interest expense	(782)	(753)
Income before income taxes	5,240	4,342

Income tax expense	(1,890)	(1,640)

INCOME FROM CONTINUING OPERATIONS	3,350	2,702

Discontinued operations, net of tax (see Note 2)	-	(23)

NET INCOME	$3,350	$2,679

BASIC & DILUTED EARNINGS PER SHARE:
Continuing operations	$0.32	$0.26
Discontinued operations	-	-
Net income per share	$0.32	$0.26

Dividends declared per common share	$0.075	$0.075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,350	$2,679
Less loss from discontinued operations	-	(23)
Income from continuing operations	3,350	2,702
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,055	1,957
Amortization of debt issuance costs	62	101
Provision for doubtful accounts	125	20
Amortization of deferred loss on sale-leaseback	282	170
Stock based compensation	5	34
Loss on sale of assets	2	529
Unrealized holding loss on contingent consideration	-	24
Change in fair value of derivative financial instruments	143	(89)
Deferred income taxes	1,890	1,627
Changes in assets and liabilities
Accounts receivable, including related parties	853	(420)
Unbilled gas	2,299	2,217
Natural gas inventory	3,097	2,730
Accounts payable, including related parties	(2,227)	(896)
Regulatory assets and liabilities	(498)	(1,431)
Other assets	239	297
Other liabilities	(791)	(200)
Net cash provided by operating activities	10,886	9,372

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,951)	(2,310)
Proceeds from sale of fixed assets	110	2
Contributions in aid of construction	588	120
Net cash used in investing activities	(1,253)	(2,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	4,650	5,800
Repayments of lines of credit	(11,450)	(4,400)
Repayments of notes payable, including related parties	-	(6,633)
Payments of capital lease obligations	(840)	(651)
Debt issuance costs	-	(23)
Dividends paid	(789)	-
Net cash used in financing activities	(8,429)	(5,907)

DISCONTINUED OPERATIONS
Operating cash flows	-	(22)
Net cash used in discontinued operations	-	(22)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,204	1,255
Cash and cash equivalents, beginning of period	6,463	2,728

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,667	$3,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$101	$925
Cash received from income tax refunds, net	6	133

NONCASH INVESTING AND FINANCING ACTIVITIES
Restricted cash released from customer deposit	$-	$450
Assets acquired under build-to-suit agreement	-	516
Capital expenditures included in accounts payable	62	-
Capitalized interest	-	136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Energy West was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009. On July 9, 2010, we changed our name to Gas Natural Inc. (the “Company,” “we,” “us,” or “our”) and reincorporated in Ohio. We are a natural gas company with operations in four states. In October 2016, we implemented a plan of reorganization and formed a new holding company, PHC, an Ohio corporation that is the parent company of our regulated utility subsidiaries, Cut Bank Gas, EWM, Frontier Natural Gas, Bangor Gas, NEO, Brainard, Orwell, and Spelman. Gas Natural is the parent company of PHC, EWR, GNR, Lone Wolfe, and Energy West Propane, Inc. EWR is a natural gas marketing and production company with non-regulated operations in Montana. GNR is a natural gas marketing company that markets gas in Ohio. Energy West Propane, Inc. distributes propane with non-regulated operations in Montana. Lone Wolfe serves as an insurance agent for us. We have three operating and reporting segments:

•	Natural Gas. Representing the majority of our revenue, we annually distribute approximately 21 Bcf of natural gas through regulated utilities operating in Maine, Montana, North Carolina and Ohio. Our natural gas utility subsidiaries include Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas (Montana), EWM (Montana), Frontier Natural Gas (North Carolina), NEO (Ohio), Orwell (Ohio) and Spelman (Ohio). As of March 31, 2017, we served approximately 69,700 customers.

•	Marketing and Production. Annually, we market approximately 3.6 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming and Ohio through our EWR and GNR subsidiaries. Our EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns an average 53% gross working interest (average 44% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Corporate and Other. Included in corporate and other are costs associated with business development and acquisitions, dividend income, activity from Lone Wolfe which serves as an insurance agent for us and other businesses in the energy industry, and the results of our discontinued operations from the sales of EWW, the Shoshone and Glacier pipelines, and Independence.

Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Gas Natural have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by U.S. GAAP. In our opinion, all normal recurring adjustments have been made that are necessary to fairly present the results of operations for the interim periods.

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. A majority of our revenue is derived from natural gas utility operations, making revenue seasonal in nature. Therefore, the largest portion of our operating revenue is generated during the colder months of the year when our sales volumes increased considerably. Reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).

There have been no material changes in our significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in our Annual Report.

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. We do not consider such reclassifications to be material and they had no effect on net income.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019, and the adoption of this standard update is not expected to impact our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide more consistency in applying the guidance, reduce the costs of application, and made the definition of a business more operable. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. We do not anticipate that the adaption of this standard will have a material impact on our financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which stipulates all deferred tax assets and liabilities are to be classified and presented in the balance sheet as non-current items. The guidance will be effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. During the first quarter of 2017, we adopted this standard and reclassified the presentation of $637 of our current deferred tax liabilities to long term deferred tax liabilities as of December 31, 2016.

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

Note 2 – Discontinued Operations

The following table reconciles the carrying amounts of the major line items constituting the pretax loss from discontinued operations to the after-tax loss from discontinued operations that are presented on our Condensed Consolidated Statements of Operations.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended March 31,
2016
EWW/Pipeline Assets
Interest expense	$(29)
Pretax loss from discontinued operations	(29)
Income tax benefit	11
Loss from discontinued operations of EWW/Pipeline Assets	$(18)

Independence
Loss from discontinued operations of Independence	(5)

Discontinued operations, net of income tax	$(23)

EWW and the Glacier & Shoshone Pipelines

On October 10, 2014, we executed a stock purchase agreement for the sale of all of the stock of our wholly-owned subsidiary, EWW, to Cheyenne Light, Fuel and Power Company (“Cheyenne”). EWW has historically been included in our natural gas operations segment. In conjunction with this sale, our former EWD subsidiary entered into an asset purchase agreement for the sale of the transmission pipeline system known as the Shoshone Pipeline and the gathering pipeline system known as the Glacier Pipeline and certain other assets directly used in the operation of the pipelines (together the “Pipeline Assets”) to Black Hills Exploration and Production, Inc. (“Black Hills”), an affiliate of Cheyenne. As a result of EWW and the Pipeline Assets’ classification as discontinued operations, their results have been included in our corporate and other segment for all periods presented. On July 1, 2015, the transaction was completed. In connection with our sale of EWW and the Pipeline Assets, during the fourth quarter of 2015 we committed to repay the portion of notes payable to Allstate/CUNA that was allocated to EWW and EWD on February 12, 2016. During the first quarter of 2016, we adjusted our estimate of the prepayment penalty of $29. These amounts were recognized within interest expense related to the EWW/Pipeline Assets in the table above, and within discontinued operations, net of tax in the accompanying Condensed Consolidated Statements of Operations. See Note 7 – Credit Facilities and Long-Term Debt for more information regarding our debt agreements.

Our subsidiary, EWR, continues to conduct some business with both EWW and Black Hills relating to the Pipeline Assets. EWW has continued to purchase natural gas from EWR under an established gas purchase agreement through the first quarter of 2017. Additionally, EWR continued to use EWW’s transmission system under a standing transportation agreement through the first quarter of 2017. Finally, EWR continued to use the Pipeline Assets’ transmission systems under a standing transportation agreement through October 2017. During the three months ended March 31, 2017 and 2016, we recorded revenue in our income from continuing operations of $1,752 and $1,229 from Black Hills for gas and transportation under these ongoing agreements. These transactions are a continuation of activities that were conducted prior to the sales of EWW and the Pipeline Assets and were eliminated through the consolidation process until their sale to third parties.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 3 – Earnings Per Share

	Three Months Ended March 31,
	2017	2016
Numerator:
Income from continuing operations	$3,350	$2,702
Loss from discontinued operations	-	(23)
Net income	$3,350	$2,679

Denominator:
Basic weighted average common shares outstanding	10,518,062	10,506,877
Dilutive effect of restricted stock awards	1,151	654
Diluted weighted average common shares outstanding	10,519,213	10,507,531

Basic & diluted earnings per share of common stock:
Continuing operations	$0.32	$0.26
Discontinued operations	-	-
Net income	$0.32	$0.26

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. There were no shares that would have been anti-dilutive and therefore excluded in the calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016. Unvested restricted stock awards are treated as participating securities because they participate equally in dividends and earnings with other common shares.

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

We categorize our fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2017

	Level 1	Level 2	Level 3	Total

LIABILITIES:
Commodity swap contracts	$-	$5	$-	$5

	December 31, 2016

	Level 1	Level 2	Level 3	Total

ASSETS:
Commodity swap contracts	$-	$139	$-	$139

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

The following table summarizes our commodity swap contracts outstanding as of March 31, 2017. We will pay the fixed price listed based on the volumes denoted in the table below in exchange for a variable payment from a counterparty based on the market price for the natural gas product listed for these volumes. These payments are settled monthly.

Product	Type	Contract Period	Volume	Price per MMBtu

AECO Canada - CGPR 7A Natural Gas	Swap	5/1/17 - 3/31/18	150 MMBtu/Day	$2.162
AECO Canada - CGPR 7A Natural Gas	Swap	5/1/17 - 10/31/17	200 MMBtu/Day	$1.775
AECO Canada - CGPR 7A Natural Gas	Swap	11/1/17 - 3/31/18	250 MMBtu/Day	$2.078
AECO Canada - CGPR 7A Natural Gas	Swap	12/1/17 - 5/31/18	500 MMBtu/Day	$2.536

We included in cost of sales in the accompanying Condensed Consolidated Statements of Operations, $143 and $(89) of losses/(gains) on commodity swap agreements not designated as hedging instruments for the three months ended March 31, 2017 and March 31, 2016, respectively, related to our non-regulated utilities. As of March 31, 2017 and December 31, 2016, we included $(5) and $139, respectively, of (liabilities)/assets related to commodity swap contracts that are not designated as hedging instruments in derivative instruments in the accompanying Condensed Consolidated Balance Sheets.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 6 - Regulatory Assets and Liabilities

The following table summarizes the components of our regulatory asset and liability balances at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Current	Long-term	Current	Long-term

REGULATORY ASSETS
Recoverable cost of gas purchases	$3,138	$-	$2,638	$-
Deferred costs	490	612	490	735
Income taxes	-	297	-	297
Rate case costs	-	-	3	-
Total regulatory assets	$3,628	$909	$3,131	$1,032

REGULATORY LIABILITIES
Income taxes	$-	$83	$-	$83
Asset retirement costs	-	1,375	-	1,334
Total regulatory liabilities	$-	$1,458	$-	$1,417

Note 7 – Credit Facilities and Long-Term Debt

The following table presents our outstanding borrowings at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
Borrowings outstanding
LIBOR plus 1.75% to 2.25%, Bank of America line of credit, due October 19, 2021	$6,650	$13,450
4.23% TIAA Senior Notes, due October 19, 2028	50,000	50,000
Total borrowings outstanding	56,650	63,450
Less: unamortized debt issuance costs	(595)	(608)
Borrowings outstanding, less unamortized debt issuance costs	$56,055	$62,842

The weighted average interest rate on our current borrowings during the three months ended March 31, 2017 and 2016 was 3.03% and 2.63%, respectively. The weighted average interest rate on our current borrowings outstanding as of March 31, 2017 and December 31, 2016, was 3.17% and 2.90%, respectively.

Bank of America

On October 19, 2016, we entered into a credit agreement and revolving note with Bank of America, N.A. The credit agreement provides for a $42,000 unsecured revolving credit facility which incurs variable interest on a grid structure, based on our leverage ratio. The credit facility has a maturity date of October 19, 2021. The credit agreement provides for letters of credit, up to a maximum of $15,000. The credit agreement requires us to maintain compliance with a number of covenants, including limitations on our minimum net worth, incurring additional debt, dispositions and investments, and requirements to maintain a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at March 31, 2017, under the terms of the credit agreement and revolving note, the occurrence and continuation of one or more of the events of default specified in the credit agreement could require us to immediately pay all amounts then remaining unpaid on the revolving note. In the event of default, the credit agreement restricts our ability to distribute dividends. This credit agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices: (1) a base rate, which is defined as 75 to 125 basis points plus a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or (2) a choice of one, three or six month LIBOR plus 175 to 225 basis points. We had base rate borrowings of $650 and $1,050 at March 31, 2017 and December 31, 2016, respectively. The weighted average outstanding interest rate on our revolving line of credit as of March 31, 2017 and December 31, 2016, was 3.17% and 2.90%, respectively. After considering outstanding letters of credit of $199, a total of $35,151 was available to us for loans and letters of credit under the revolving line of credit as of March 31, 2017.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

TIAA Senior Notes

Also on October 19, 2016, we entered into a note purchase agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of our 4.23% senior notes. Pursuant to the note purchase agreement, we issued an unsecured senior note, in the amount of $50,000 held by TIAA. The senior note is a twelve year term note due October 19, 2028 and bears interest payable semiannually. The note purchase agreement and senior note are subject to other customary covenants and default provisions, including limitations on our minimum net worth, on incurring additional debt, dispositions and investments, and maintaining a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at March 31, 2017, an occurrence of an event of default specified in the note purchase agreement could require us to immediately pay all amounts then remaining unpaid on the senior note. In the event of default, the note agreement restricts our ability to distribute dividends.

The revolving note and senior note are each guaranteed by our wholly owned non-utility subsidiaries, PHC, EWR, GNR, Independence, Lone Wolfe, and Energy West Propane, Inc.

Note 8 – Stockholder’s Equity

Dividends

On March 29, 2017, we paid a dividend of $0.075 to shareholders of record as of March 15, 2017. There were 10,519,728 shares outstanding on March 15, 2017, which resulted in a dividend paid of $789.

2012 Incentive and Equity Award Plan

During the three months ended March 31, 2016, we recognized $29 of compensation expense related to 3,786 shares of common stock that were earned by the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date. During the fourth quarter of 2016, director stock compensation was discontinued and replaced with cash compensation.

During each of the three months ended March 31, 2017 and 2016, we recognized $5 of compensation expense related to the vesting of restricted shares awarded under the 2012 Incentive and Equity Award Plan. These shares vest ratably through July 21, 2017. During the vesting period, each restricted share has the same rights to dividend distributions and voting as any other common share.

Note 9 – Employee Benefit Plans

We have a defined contribution plan (the “401k Plan”) that covers substantially all of our employees. The plan provides for an annual contribution of 3% of all employees’ salaries and an additional contribution of 10% of each participant’s elective deferrals, which until July 1, 2016, was invested in shares of our common stock under the 401k Plan. Contributions after July 1, 2016, are made based on each participant’s investment allocation. We recognized $87 and $91 of contributions to the 401k Plan for the three months ended March 31, 2017 and 2016, respectively.

We sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing Medicare supplement benefits to eligible retirees. We discontinued contributions in 2006 and are no longer required to fund the Retiree Health Plan. The Retiree Health Plan pays eligible retirees (post-65 years of age) a monthly stipend toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. As of March 31, 2017 and December 31, 2016, the value of plan assets was $72 and $82, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted, at which time the plan will be terminated.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 10 – Related Party Transactions

Transactions with Richard M. Osborne

Historically we engaged in various related party transactions with entities owned or controlled by our former chairman and chief executive officer, Richard M. Osborne. After Richard M. Osborne’s removal as chief executive officer on May 1, 2014, the board took a measured approach to reduce or terminate, as appropriate, related party transactions with Richard M. Osborne while ensuring that we continue to serve our customers affected by such activities. These efforts were made in furtherance of our long-term plan to phase out related party transactions. We made purchases of natural gas and transportation services from entities owned or controlled by Richard M. Osborne of $667 and $922, respectively, during the three months ended March 31, 2017 and 2016. We incurred rent expense related to entities owned or controlled by Richard M. Osborne of $2 during the three months ended March 31, 2016. We sold natural gas to entities owned or controlled by Richard M. Osborne of $3 and $4, respectively during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, we had accounts receivable of $11 and $14, respectively, due from companies owned or controlled by Richard M. Osborne. As of December 31, 2016, we had accounts payable of $8 due to companies owned or controlled by Richard M. Osborne.

We accrued a liability of $166 and $253 due to companies controlled by Richard M. Osborne for natural gas used and transportation charges as of March 31, 2017 and December 31, 2016, respectively, which were not yet invoiced. The related expense is included in the gas purchased line item in the accompanying Condensed Consolidated Statements of Operations.

In addition, we had related party natural gas imbalances of $89 and $46 at March 31, 2017 and December 31, 2016, respectively, which were included in our natural gas inventory balance. These amounts represent quantities of natural gas due to us from natural gas transportation companies controlled by Richard M. Osborne.

Note 11 – Segment Reporting

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

The following tables set forth summarized financial information for our natural gas, marketing and production, and corporate and other operations segments for the three months ended March 31, 2017 and 2016.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended March 31, 2017

		Marketing &	Corporate &
	Natural Gas	Production	Other	Consolidated

OPERATING REVENUE	$35,929	$4,339	$-	$40,268
Intersegment elimination	(10)	(399)	-	(409)
Total operating revenue	35,919	3,940	-	39,859

COST OF SALES	20,612	4,092	-	24,704
Intersegment elimination	(10)	(399)	-	(409)
Total cost of sales	20,602	3,693	-	24,295

GROSS MARGIN	$15,317	$247	$-	$15,564

OPERATING EXPENSES	9,221	198	218	9,637

OPERATING INCOME (LOSS)	$6,096	$49	$(218)	$5,927

DISCONTINUED OPERATIONS	$-	$-	$-	$-

NET INCOME (LOSS)	$3,517	$10	$(177)	$3,350

Three Months Ended March 31, 2016

		Marketing &	Corporate &
	Natural Gas	Production	Other	Consolidated
OPERATING REVENUE	$35,076	$3,605	$-	$38,681
Intersegment elimination	(12)	(362)	-	(374)
Total operating revenue	35,064	3,243	-	38,307

COST OF SALES	20,634	3,302	-	23,936
Intersegment elimination	(12)	(362)	-	(374)
Total cost of sales	20,622	2,940	-	23,562

GROSS MARGIN	$14,442	$303	$-	$14,745

OPERATING EXPENSES	8,925	220	103	9,248

OPERATING INCOME (LOSS)	$5,517	$83	$(103)	$5,497

DISCONTINUED OPERATIONS	$-	$-	$(23)	$(23)

NET INCOME (LOSS)	$2,772	$29	$(122)	$2,679

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 12 – Commitments and Contingencies

Legal Proceedings

From time to time, we are involved in lawsuits that have arisen in the ordinary course of business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome to these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations.

Derivative Suit

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

On January 13, 2017, (i) plaintiffs John Durgerian and Joseph Ferrigno, individually and derivatively on behalf of the Company; (ii) certain of our current and former officers and directors; and (iii) we entered into a Stipulation of Settlement (the “Stipulation”). On January 31, 2017, the Court issued an order in the consolidated action preliminarily approving a proposed settlement (the “Settlement”), for which we have accrued a liability of $550. In February 2017, we and our insurance carriers paid a settlement payment into an escrow account established pursuant to the Stipulation.

On April 17, 2017, following a hearing on April 12, 2017, the United States District Court for the Northern District of Ohio issued an order (the “Final Order”) granting final approval of the Settlement as set forth in the Stipulation. The Final Order approved the award of attorneys’ fees and unreimbursed expenses to lead counsel for plaintiffs’ in the amount of $3,200, which will be paid from the settlement payment that is being held in the escrow account and of which $2,650 was covered by our insurance carriers.

The Settlement, as finally approved, caused the dismissal with prejudice of the derivative litigation. However, the Final Order is subject to appeal. The Settlement will become effective 30 days from April 17, 2017, the date the Final Order was entered by the Court, in the event no appeal is filed.

Merger Litigation

On November 3, 2016, a putative derivative and class action lawsuit was filed in the Cuyahoga County Court of Common Pleas, Case Number CV16871400, captioned Alison D. “Sunny” Masters vs. Michael B. Bender et. al., naming our board of directors, James E. Sprague (our chief financial officer), Kevin J. Degenstein (our chief operating officer), Jennifer Haberman (our corporate controller), Jed D. Henthorne (our former corporate controller and currently president of our Energy West Montana subsidiary), Vincent A. Parisi (our former general counsel), Parent, Merger Sub, First Reserve, Anita G. Zucker, individually, the Article 6 Marital Trust, Under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, InterTech, NIL Funding, as defendants, and us, as a nominal defendant. NIL Funding is an affiliate of InterTech. The chairperson and chief executive officer of InterTech, Anita G. Zucker, beneficially owns nearly 10% of our outstanding stock through the Zucker Trust. Two members of our board of directors, Mr. Bender and Mr. Johnston, currently serve as officers of InterTech.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

The complaint (as amended) alleges, among other things, that (i) our board breached its fiduciary duties and acted in bad faith by failing to undertake an adequate sales process during the time leading up to the execution of the Merger Agreement, (ii) our officers violated their fiduciary duty of loyalty, (iii) the Merger Agreement contains preclusive deal protection devices, (iv) our board failed to act with due care, loyalty, good faith, and independence owed to our shareholders, (v) that our executive officers, board members, InterTech, NIL Funding, and First Reserve conspired and aided and abetted such breaches of fiduciary duties, and (vi) that our board breached their fiduciary duties and violated related federal securities laws by omitting and misrepresenting material information in our preliminary proxy statement filed on November 9, 2016. The complaint further alleges various claims against the Zucker Trust and First Reserve including, as applicable, claims for breach of fiduciary duties, violations of Section 13(d) of the Exchange Act and Exchange Act Rule 13d-2(a).

On November 28, 2016, all defendants removed the Masters Case to the United States District Court for the Northern District of Ohio, Case Number 1:16-CV-02880. We agreed to provide expedited discovery to the plaintiff. On December 23, 2016, we entered into a Memorandum of Understanding with the plaintiff providing for the settlement of the Masters case. In the Memorandum of Understanding, we agreed to make certain supplemental disclosures to the Definitive Proxy Statement filed on November 23, 2016, solely for the purpose of minimizing the time, burden, and expense of litigation. The Memorandum of Understanding provides that, in exchange for making these disclosures, defendants will receive, after notice to potential class members and upon court approval, a customary release of claims relating to the Merger. On December 23, 2016, we filed with the SEC a Form 8-K making supplemental disclosures to our definitive proxy statement. On March 7, 2017, the parties executed a Stipulation of Settlement, as contemplated by the Memorandum of Understanding. On March 13, 2017, the Court entered an order preliminarily approving the settlement and setting a fairness hearing on July 5, 2017.

Litigation with Richard M. Osborne

On March 31, 2015, Orwell filed a complaint, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC, Case Number 15-0637-GA-CSS, with the PUCO to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO issued an opinion and order on June 15, 2016, asserting jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp., modifying certain of its terms, ordering any other pipeline owned or controlled by Richard M. Osborne to file a rate case within 60 days of the order, and ordering the PUCO Staff to undertake an investigative audit of all pipeline companies owned or controlled by Richard M. Osborne. Although the parties agreed upon certain conduct in the interim, under the Settlement we entered into with Richard Osborne, described below, Orwell-Trumbull has the right to appeal the June 15, 2016 PUCO opinion and order. Orwell-Trumbull filed a request for a rehearing on July 15, 2016. Orwell filed its memorandum in opposition on July 25, 2016. On August 3, 2016, Orwell-Trumbull’s request for a rehearing was granted.

On July 14, 2016, we entered into a settlement agreement with Richard M. Osborne, our former chairman and chief executive officer (the “Settlement”). Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. All matters previously disclosed and subject to the Settlement are described in further detail in Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and under the caption “Litigation with Richard Osborne” in our Definitive Proxy Statement, filed with the SEC on May 9, 2016 and June 21, 2016, respectively. The specific litigation and regulatory proceedings subject to the Settlement are described in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 16, 2017.

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

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

On October 20, 2016, Orwell-Trumbull Pipeline Co., LLC filed a complaint in the Court of Common Pleas in Lake County, Ohio, captioned Orwell-Trumbull Pipeline Co., LLC v. Orwell Natural Gas Company, Case Number 16CV001776. Orwell-Trumbull’s complaint claims that jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp., which was the subject of Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015, described above, is proper in the Court of Common Pleas and not the PUCO. Orwell-Trumbull alleges three causes of action for breach of contract, treble damages, and continuing damages. The complaint alleges that Orwell failed to remit payment for invoices issued by Orwell-Trumbull pursuant to the Agreement as modified by the PUCO in Case Number 15-0637-GA-CSS. The complaint further alleges claims for treble and continuing damages due to the purported breach of contract. On January 11, 2017, Orwell filed an answer and counterclaim seeking a declaratory judgment, and a Motion to Expedite the hearing on the declaratory judgment and requesting the court set an expedited discovery schedule. A case management conference was held on March 23, 2017.  The Judge issued a scheduling Order setting the trial date for January 12, 2018 and all Motions for Summary Judgement filed by July 14, 2017.  At this time, the Court will await the parties’ Motions for Summary Judgment before ruling on any declaratory judgment actions.

On December 20, 2016, Orwell filed a complaint with the PUCO against Orwell-Trumbull, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Co., LLC, Case Number 16-2419-GA-CSS, alleging that Orwell-Trumbull has been incorrectly invoicing Orwell in violation of the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. and the June 15, 2016 PUCO opinion and order in Case Number 15-0637-GA-CSS, described in the prior paragraph.

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

Harrington Suit

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. On August 11, 2015, the Montana Supreme Court agreed with us that Mr. Harrington’s employment was governed by Ohio law, and as such he could not take advantage of Montana’s Wrongful Discharge from Employment Act. However, the Montana Supreme Court also held the trial court erred in determining it lacked jurisdiction over the case, finding the trial court should have retained jurisdiction and applied Ohio law to Mr. Harrington’s claims. As Ohio is an “at will” state, we believe there are no claims under Ohio law and the case will ultimately be dismissed by the trial court on remand. On September 28, 2015, Mr. Harrington filed a motion to amend complaint to assert new causes of action not previously alleged including claims for misrepresentation, constructive fraud based on alleged representations, slander, and mental pain and suffering. We answered the amended complaint to preserve our defenses, we have also opposed Mr. Harrington’s motion to amend. On December 14, 2015, we filed a motion to dismiss the Montana action in its entirety on the basis that the forum is not appropriate. On August 17, 2016, the District Court again ruled in our favor and dismissed the case in its entirety. On September 1, 2016, Mr. Harrington again appealed to the Montana Supreme Court. The matter was required to proceed through a mandatory mediation process before briefs on the merits of the appeal would be heard by the Montana Supreme Court. The mediation process was not successful and no resolution of the claims has been reached to date, though the mediation has not yet been formally closed by the mediator. In addition, the issues appealed by Mr. Harrington in September 2016 have now been fully briefed and await ruling by the Montana Supreme Court. We continue to believe Mr. Harrington’s claims under both Montana and Ohio law are without merit and we will continue to vigorously defend this case on all grounds.

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

Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the SEC and our reports to shareholders, involve known and unknown risks and other factors that may cause our company's actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (our “Annual Report”) filed with the SEC on March 16, 2017. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward-looking statements that may be made from time to time by or on behalf of us except as required by law.

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

The Merger is subject to, among other customary closing conditions, the approvals of the MPUC, MPSC, NCUC, and the PUCO. In addition, the Merger requires the approval of our shareholders which was obtained on December 28, 2016, and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, which expired on December 19, 2016.  The Merger Agreement also includes certain termination rights for both us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we or Parent will be required to pay to Parent or to us, respectively, a termination fee of $4,800. First Reserve has provided us with a limited guarantee in favor of us guaranteeing the payment of Parent’s termination fee if such amount becomes payable under the Merger Agreement. The Merger Agreement provided for a 42-day go shop period which expired on November 22, 2016. During such period, our board of directors, together with our financial and legal advisors, actively solicited alternative proposals to acquire us. During the go shop period, representatives of Janney Montgomery Scott LLC, financial advisor to our board, began the go shop process by contacting a total of 78 potential acquirers, comprised of 62 strategic parties and 16 financial parties, which resulted in six parties negotiating and entering into confidentiality agreements with us. None of the parties that signed a confidentiality agreement during the go shop period was interested in pursuing an alternative transaction, as we did not receive any binding proposals. At the end of the go shop period, we ceased such activities, and are now subject to a customary no shop provision that restricts our ability to solicit acquisition proposals from third parties and to provide non-public information to and engage in discussions or negotiations with third parties regarding acquisition proposals after the go shop period.

Upon consummation of the Merger, our common stock will be delisted from the NYSE MKT and deregistered under the Exchange Act as soon as practicable following the Effective Time. For further details regarding the Merger Agreement, see our definitive proxy statement filed on November 23, 2016, and our Supplemental Disclosure to Definitive Proxy Statement filed on December 23, 2016 on Form 8-K.

Executive Overview

We are a natural gas company, primarily operating local distribution companies in four states and serving approximately 69,700 customers as of March 31, 2017. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas Company (Montana), EWM (Montana), Frontier Natural Gas (North Carolina), NEO (Ohio), Orwell (Ohio) and Spelman (Ohio). Each of these entities is regulated in their respective states and operates under tariffs which allow them to collect revenue sufficient to recover their operating costs and earn a reasonable rate of return on their rate base. Approximately 90% and 92% of our revenue for the three months ended March 31, 2017 and 2016, respectively, were derived from our natural gas utility operations.

Our operations also include the marketing and production of natural gas. Our marketing and production subsidiaries are EWR (Montana and Wyoming) and GNR (Ohio). Our marketing and production subsidiaries obtain gas from interstate pipelines, local producers, and from small production wells in which they own an interest. This gas is then sold to regulated utilities, commercial and industrial customers that are the end users of the commodity. In 2016, our marketing and production subsidiaries marketed approximately 3.6 Bcf of natural gas in three states.

As part of this discussion and analysis of our operating results, we refer to increases and decreases in heating degree days. A heating degree day is a measure of coldness of the weather experienced, based on the extent to which the daily average temperature falls below a reference temperature, usually 65 degrees Fahrenheit. In any given period, sales volumes reflect the impact of weather, in addition to other factors. We do not have a weather normalization adjustment in our rates and as a result, our revenue is sensitive to fluctuations in temperature. Colder temperatures generally result in increased sales, while warmer temperatures generally result in reduced sales.

The following summarizes the critical events that impacted our results of operations during the three months ended March 31, 2017:

•	Revenue and gross margin in our natural gas operations for the three months ended March 31, 2017, increased primarily due to a customer contract’s early termination payment of $521 at our Maine utility, as well as colder weather experienced during the first quarter of 2017, as compared to the prior year.

•	Revenue for the three months ended March 31, 2017, was also impacted by the price of natural gas. The national average price experienced during the first three months of 2017 was higher than the average price during the first three months of 2016. The cost of natural gas incurred by our utilities is passed on to our customers.

•	During the three months ended March 31, 2017, operating expenses increased primarily as a result of higher costs experienced related to IT support, the amortization of our deferred loss on our SAP software, increased depreciation and amortization as a result of fixed asset additions since April 1, 2016, and an increase in our bad debt expense as a result of aligning our policy in Maine with our other jurisdictions, partially offset by a decrease in labor costs.

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

Results of operations

	Three Months Ended March 31,		Amount Change
($ in thousands)	2017	2016	Favorable (Unfavorable)

Revenue	$39,859	$38,307	$1,552
Cost of sales	24,295	23,562	(733)

Gross margin	15,564	14,745	819

Operating expenses
Distribution, general and administrative	6,039	5,927	(112)
Maintenance	270	264	(6)
Depreciation and amortization	2,055	1,957	(98)
Taxes other than income	1,148	1,080	(68)
Provision for doubtful accounts	125	20	(105)
Total operating expense	9,637	9,248	(389)

Operating income	5,927	5,497	430

Other income (loss), net	95	(402)	497
Interest expense	(782)	(753)	(29)
Income before income taxes	5,240	4,342	898
Income tax expense	(1,890)	(1,640)	(250)
Income from continuing operations	3,350	2,702	648

Discontinued operations, net of tax	-	(23)	23

Net income	$3,350	$2,679	671

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

Three Months Ended March 31, 2017, Compared with Three Months Ended March 31, 2016

Revenue — Revenue increased by $1,552 to $39,859 for the three months ended March 31, 2017, compared to $38,307 for the same period in 2016. The increase was primarily attributable to: (1) $521 of revenue recognized during the first quarter of 2017 related to the termination of a long term contract, under which termination we owe no further services; (2) increased sales volumes from continuing customers due to colder weather in our Maine and Montana markets, compared to the first quarter of 2016; and (3) the price of natural gas during the first quarter of 2017 was higher than the average price experienced during the first quarter of 2016.

Gross margin — Gross margin increased by $819 to $15,564 for the three months ended March 31, 2017 compared to $14,745 for the same period in 2016. Our natural gas operations’ margin increased by $875, due to: (1) increased sales volumes as a result of colder weather and customer growth in our Maine and Montana markets; and as a result of the termination payment that our Maine utility received with no associated cost of sales to us. These increases were offset by decreases in margin at our Ohio and Frontier utilities as a result of warmer weather, as compared to the prior year. Gross margin from our marketing and production operations decreased by $56. Gross margin from our marketing operations decreased by $85 as a result of decreased customer counts and unfavorable prices. Gross margin from our production operation increased by $29, as a result of higher volumes produced and favorable prices in our production markets.

Operating expenses — Operating expenses, other than cost of sales, increased by $389 to $9,637 for the three months ended March 31, 2017, compared to $9,248 for the same period in 2016, primarily as a result of an increase in our IT support costs of $280, an increase of $112 of amortization of the deferred loss on our sale-leaseback, an increase in bad debt expense of $105, an increase in depreciation and amortization of $98, and an increase in our real estate and personal property taxes of $86. These increases were partially offset by decreases in personnel related costs of $183 and decreased professional fees of $113 that is a result of less reliance on outside service firms.

Other income (loss), net — Other income (loss), net increased by $497 to income of $95 for the three months ended March 31, 2017, compared to a loss of $402 for the same period in 2016. During 2016, we experienced a loss of $531 on the disposal of an unused parcel of land in our natural gas operations segment.

Interest expense — The following table presents changes in our interest expense during the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
	2017	2016	Change

Interest related to current borrowings	$81	$127	$(46)
Interest related to long-term notes payable	529	413	116
Interest related to capital leases	41	76	(35)
Amortization of debt issuance costs	62	101	(39)
Other	69	36	33
Total interest expense	$782	$753	$29

Income tax expense — Income tax expense increased by $250 to $1,890 for the three months ended March 31, 2017, compared to $1,640 for the same period in 2016. The increase is primarily due to an increase in pre-tax income. Our effective tax rate was 37.0% for the three months ended March 31, 2017, compared to 38.1% for the three months ended March 31, 2016.

Income from continuing operations — Income from continuing operations for the three months ended March 31, 2017, was $3,350, or $0.32 per diluted share, compared to income from continuing operations of $2,702 or $0.26 per diluted share for the three months ended March 31, 2016. Net income from our natural gas operations increased by $745, primarily as a result of increases in our revenues and gross margin from gas operations, as discussed above. Net loss from continuing operations from our corporate and other segment increased by $78, primarily due to acquisition related legal costs for the three months ended March 31, 2017. Net income from our gas marketing and production operations decreased by $19.

Discontinued operations, net of tax — The March 31, 2016, results of operations related to the sale of the Independence assets, our EWW subsidiary, and the Pipeline Assets have been classified as discontinued operations. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Our loss from discontinued operations for the three months ended March 31, 2016, was $(23), or $0.00 per diluted share.

Net Income (Loss) by Segment

Natural Gas Operations

Income Statement

	Three Months Ended March 31,
($ in thousands)	2017	2016

Natural Gas Operations
Operating revenue	$35,919	$35,064
Cost of Sales	20,602	20,622
Gross margin	15,317	14,442
Operating expenses	9,221	8,925
Operating income	6,096	5,517
Other income (loss)	135	(383)
Income before interest and taxes	6,231	5,134
Interest expense	(722)	(684)
Income before income taxes	5,509	4,450
Income tax expense	(1,992)	(1,678)

Net income	$3,517	$2,772

Operating Revenues

	Three Months Ended March 31,
($ in thousands)	2017	2016

Full Service Distribution Revenues
Residential	$16,553	$16,444
Commercial	14,986	13,706
Other	37	31
Total full service distribution	31,576	30,181

Transportation	4,343	4,883

Total operating revenues	$35,919	$35,064

Utility Throughput

	Three Months Ended March 31,
(in million cubic feet (MMcf))	2017	2016

Full service distribution
Residential	2,220	2,058
Commercial	1,856	1,550
Total full service	4,076	3,608

Transportation	3,548	3,232

Total volumes	7,624	6,840

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended		Percent Colder (Warmer)
		March 31,		2017 Compared to
	Normal	2017	2016	Normal	2016

Great Falls, MT	3,059	3,424	2,716	11.93%	26.07%
Bangor, ME	3,741	3,615	3,445	(3.37%)	4.93%
Elkin, NC	2,076	1,802	2,129	(13.20%)	(15.36%)
OH weighted average	2,999	2,365	2,599	(21.14%)	(9.00%)
Total weighted average	3,046	2,929	2,704	(3.84%)	8.32%

Three Months Ended March 31, 2017, Compared with Three Months Ended March 31, 2016

Revenue and Gross Margin

Revenue increased by $855 to $35,919 for the three months ended March 31, 2017 compared to $35,064 for the same period in 2016. The increase in our revenue during the first quarter was primarily related to higher natural gas prices experienced and increased volumes of gas sold during the first quarter of 2017 as compared to the first quarter of 2016.

Gross margin increased by $875 to $15,317 for the three months ended March 31, 2017, compared to $14,442 for the same period in 2016.

The following describes our revenue and gross margin by market:

1)	Revenue from our Montana market increased by $2,133, which was primarily caused by an increase of 361 MMcf in full service volumes during the first quarter of 2017, as a result of colder weather than what was experienced during the first quarter of 2016. Additionally, we experienced an increase of 199 MMcf in transportation volumes during the first quarter of 2017. Gross margin in our Montana market increased by $427, to $3,552 for the first quarter of 2017.

2)	Revenue from our North Carolina market decreased by $533 as a result of a volume decrease of gas consumed of 86 MMcf during the first quarter of 2017, compared to the same period in 2016. Gross margin in our North Carolina market decreased by $313, to $2,771 for the first quarter of 2017, as a result of lower volumes sold during the first quarter of 2017 due to warmer weather than what was experienced during the first quarter of 2016.

3)	Revenue from our Ohio market decreased by $516, as a result of warmer weather experienced during the first quarter of 2017, as compared to the first quarter of 2016. Gross margin in our Ohio market decreased by $292, to $4,741 for the first quarter of 2017.

4)	Revenue from our Maine market decreased by $229, as compared to first quarter of the prior year. During the first quarter of 2016, we lost three industrial customers in the paper industry, which caused a decline in revenue of $1,094 during the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016. We recognized $521 of cancellation fee revenue during the first quarter of 2017 that partially offset the decline in revenue related to the termination of a long-term contract, under which termination we owe no further services. Gross margin in our Maine market increased by $1,070 to $4,253 for the first quarter of 2017, primarily as a result of the contract termination payment, which had no associated costs. The increase in margin was also attributable to customer growth and higher full service volumes as well as an increase of $865, or 193 MMcf in revenues to full service customers, as a result of customer growth and colder weather.

Our gas purchases during the three months ended March 31, 2017, compared to the same period in 2016 were flat. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of our utility jurisdictions.

Earnings

The natural gas operations segment’s net income for the three months ended March 31, 2017, was $3,517 or $0.33 per diluted share, compared to earnings of $2,772 or $0.26 per diluted share for the three months ended March 31, 2016.

Operating expenses increased by $296 to $9,221 for the three months ended March 31, 2017, compared to $8,925 for the same period in 2016. Operating expenses increased as a result of; (1) increases in IT support costs of $277; (2) increase in the amortization of a deferred loss on the sale-leaseback of $111; (3) increase of $105 for bad debt expense as a result of aligning our policy in Maine with our other jurisdictions; (4) increase in depreciation and amortization expense of $93 primarily due to the implementation of our ERP system in the fourth quarter of 2015, and the increase of other depreciable assets from capital expenditures since the first quarter of 2016; and (5) an increase of $88 for real estate and personal property taxes. Those increases in distribution, general and administrative expenses were partially offset by decreased legal and professional services of $253 that is a result of less reliance on outside service firms, and a $174 reduction in personnel related costs.

Other income (loss) increased by $518 to income of $135 for the three months ended March 31, 2017, compared to a loss of $383 for the same period of 2016. During 2016, we experienced a loss of $531 on the disposal of an unused parcel of land.

Income tax expense increased by $314 to $1,992 for the three months ended March 31, 2017, compared to an expense of $1,678 for the same period in 2016 primarily due to the increase in pre-tax income in 2017, as compared to the same period in 2016.

Marketing & Production

	Three Months Ended March 31,
($ in thousands)	2017	2016

Marketing and production
Operating revenue	$3,940	$3,243
Gas purchased	3,693	2,940
Gross margin	247	303
Operating expenses	198	220
Operating income	49	83
Other loss	(11)	-
Income before interest and taxes	38	83
Interest expense	(22)	(34)
Income before income taxes	16	49
Income tax expense	(6)	(20)

Net income	$10	$29

Three Months Ended March 31, 2017, Compared with Three Months Ended March 31, 2016

Revenue and Gross Margin

Revenue from our marketing and production segment increased by $697 to $3,940 for the three months ended March 31, 2017, compared to $3,243 for the same period in 2016 primarily as a result of colder weather, which led to increased volumes sold from our EWR subsidiary. Revenue from our GNR subsidiary decreased by $54 compared to last year, as a result of lower gas prices and sales volumes.

Gross margin decreased by $56 to $247 for the three months ended March 31, 2017, compared to $303 for the same period in 2016. Gross margin from our marketing operations decreased by $85 as a result of reduced customer counts and unfavorable prices. Gross margin from our production operation increased by $29 as a result of higher volumes produced and favorable prices in our production markets.

Earnings

The marketing and production segment’s net income for the three months ended March 31, 2017 was $10, compared to a net income of $29 for the three months ended March 31, 2016.

Operating expenses decreased by $22 to $198 for the three months ended March 31, 2017, compared to $220 for the same period in 2016 primarily due to the adjustment for contingent consideration liability that occurred during the three months ended March 31, 2016, and did not recur for the same period in 2017.

Income tax expense decreased by $14 to $6 for the three months ended March 31, 2017, compared to $20 for the same period in 2016 primarily due to the decrease in pre-tax income in 2017, as compared to the same period in 2016.

Corporate & Other

Our corporate and other reporting segment is intended primarily to encompass the results of corporate acquisitions, other equity transactions, and certain other income and expense items associated with our holding company functions as well as the results of our discontinued operations. Therefore, it does not have standard revenue, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended March 31,
($ in thousands)	2017	2016

Corporate and other
Operating revenue	$-	$-
Gas purchased	-	-
Gross margin	-	-
Operating expenses	218	103
Operating loss	(218)	(103)
Other loss	(29)	(19)
Loss before interest and taxes	(247)	(122)
Interest expense	(38)	(35)
Loss before income taxes	(285)	(157)
Income tax benefit	108	58
Loss from continuing operations	(177)	(99)
Discontinued operations, net of tax	-	(23)

Net loss	$(177)	$(122)

Three Months Ended March 31, 2017, Compared with Three Months Ended March 31, 2016

Net loss from continuing operations increased by $78 to a loss of $177 for the quarter ended March 31, 2017, compared with the prior year period. Operating expenses increased by $115 to $218 primarily as a result of an increase in our legal and professional costs of $125 related to corporate matters, including costs related to the regulatory approval of our pending merger, which is a non-recurring expense. The income tax benefit increased by $50 to $108 for the three months ended March 31, 2017, compared to $58 for the same period in 2016 primarily due to the increase in pre-tax loss in 2017, compared to the 2016 period.

Income from discontinued operations

Discontinued operations represent the results of operations related to the sale of the Independence assets, our former EWW subsidiary, and the Pipeline Assets. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information regarding the sale of EWW and the Pipeline Assets. Net loss from discontinued operations for the three months ended March 31, 2016, was $23, primarily as result of interest expenses. The disposal of our discontinued operations was completed during 2015.

Liquidity

Operating activities provide our primary source of cash and are supplemented by our revolving line of credit. Cash provided by operating activities consists of net income adjusted for non-cash items, including depreciation, depletion, amortization, deferred income taxes, and changes in working capital.

Cash provided by discontinued operations is presented separately from cash flows from continuing operations in the Condensed Consolidated Statement of Cash Flows. The disposition of EWW and the Pipeline Assets has not had a material impact on our liquidity.

Our ability to maintain liquidity depends upon our line of credit with Bank of America. We periodically repay our short-term borrowings under the revolving line of credit by using cash from operations and the net proceeds from the sale of long-term debt and equity securities.

Cash, excluding restricted cash, increased to $7,667 at March 31, 2017, compared to $6,463 at December 31, 2016.

	Three Months Ended March 31,
	2017	2016

Cash flows from continuing operations
Cash provided by operating activities	$10,886	$9,372
Cash used in investing activities	(1,253)	(2,188)
Cash used in financing activities	(8,429)	(5,907)
Increase in cash	$1,204	$1,277

Cash flows from discontinued operations
Cash used in operating activities	$-	$(22)
Decrease in cash	$-	$(22)

Operating Cash Flow

For the three months ended March 31, 2017, cash provided by operating activities increased by $1,514 as compared to the three months ended March 31, 2016, primarily as a result of higher net income and lower working capital requirements. As a result of higher natural gas prices, we experienced a $1,331 increase in cash outflows from a decrease in accounts payable during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, our cash outflows from regulatory assets and liabilities decreased by $933. Additionally, we experienced a $1,273 increase in cash inflows from a decrease in accounts receivable during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Investing Cash Flow

For the three months ended March 31, 2017, cash used in investing activities decreased by $935, as compared to the three months ended March 31, 2016, which was primarily attributable to a $359 decrease in cash paid for capital expenditures and a $468 increase in cash provided by contributions in aid of construction.

Capital Expenditures

Our capital expenditures totaled $1,951 and $2,310 for the three months ended March 31, 2017 and 2016, respectively. The majority of our capital spending is focused on the growth of our natural gas operations segment. Additionally, we conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those areas. During the three months ended March 31, 2016, capital expenditures included $528 related to our new ERP system that was not financed under a lease agreement. The final phase of our ERP project was completed on March 31, 2016.

Financing Cash Flow

Cash used in financing activities for the three months ended March 31, 2017 and 2016, was $8,429 and $5,907, respectively. Major items affecting financing cash flows for the three months ended March 31, 2017, compared to the same period of the prior year include: a net increase of $8,200 in repayments of our line of credit, a net decrease in repayments of notes payable of $6,633, an increase of $789 in dividends paid and an increase of $189 in payments of capital lease obligations.

Historically, to the extent that cash flows from operating activities are not sufficient to fund our expenditure requirements, including costs of gas purchased and capital expenditures, we have used our revolving line of credit. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Generally, our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. Our ability to maintain liquidity depends upon our revolving line of credit with Bank of America, which had a balance of $6,650 and $13,450 at March 31, 2017 and December 31, 2016, respectively. The weighted average interest rate on our outstanding short term borrowings during the three months ended March 31, 2017 and 2016, was 3.03% and 2.63%, respectively, and the weighted average interest rate on our short-term borrowings outstanding as of March 31, 2017 and December 31, 2016, was 3.17% and 2.90%, respectively. We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long term debt was $49,405 and $49,392 at March 31, 2017 and December 31, 2016, respectively. See Note 7 – Credit Facilities and Long-Term Debt for more information regarding our debt agreements.

Corporate Structural Revisions and Financing Agreements

Bank of America Line of Credit

On October 19, 2016, we entered into a credit agreement and revolving note with Bank of America, N.A. The credit agreement provides for a $42,000 unsecured revolving credit facility which incurs variable interest on a grid structure, based on our leverage ratio. The credit facility has a maturity date of October 19, 2021. The credit agreement provides for the issuance of letters of credit, not to exceed $15,000. The credit agreement requires us to maintain compliance with a number of covenants, including limitations on our minimum net worth, incurring additional debt, dispositions and investments, and requirements to maintain a total debt to capital ratio of not more than .50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at March 31, 2017 under the terms of the credit agreement and revolving note, the occurrence and continuation of one or more of the events of default specified in the credit agreement could require us to immediately pay all amounts then remaining unpaid on the revolving note. In the event of default, the credit agreement restricts our ability to distribute dividends. This credit agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices: (1) a base rate, which is defined as 75 to 125 basis points plus a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or (2) a choice of one, three or six month LIBOR plus 175 to 225 basis points. We had $650 and $1,050 of base rate borrowings at March 31, 2017 and December 31, 2016, respectively. We had a credit facility held by our former Energy West subsidiary with Bank of America that provided for a revolving credit facility with a maximum borrowing capacity of $30,000, due April 1, 2017. This credit facility was paid in full on October 19, 2016, when we entered into the credit agreement and revolving note with Bank of America, discussed above.

Total borrowings under the revolving credit facility were $6,650 and $13,450, and bore interest at a weighted average outstanding rate of 3.17% and 2.90%, at March 31, 2017 and December 31, 2016, respectively. After considering outstanding letters of credit of $199, a total of $35,151 was available to us for loans and letters of credit under the revolving credit facility as of March 31, 2017.

TIAA Senior Notes

Also on October 19, 2016, we entered into a note purchase agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of our 4.23% senior notes. Pursuant to the note purchase agreement, we issued an unsecured senior note, in the amount of $50,000 held by TIAA. The senior note is a twelve year term note due October 19, 2028, and bears interest payable semiannually. The note purchase agreement and senior note are subject to other customary covenants and default provisions, including limitations on our minimum net worth, on incurring additional debt, dispositions and investments, and maintaining a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at March 31, 2017, an occurrence of an event of default specified in the note purchase agreement could require us to immediately pay all amounts then remaining unpaid on the senior note. In the event of default, the note agreement restricts our ability to distribute dividends.

The revolving note and senior note are each guaranteed by our wholly owned non-utility subsidiaries, PHC, EWR, GNR, Independence, Lone Wolfe, and Energy West Propane, Inc.

Ring Fencing Restrictions

Ring fencing provisions subject us to certain restrictions on our capital structure. The MPSC requires our Montana utilities to maintain a debt to equity ratio of no more than 52%. As of March 31, 2017, we were in compliance with all ring fencing provisions.

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

Item 3. Quantitative And Qualitative Disclosure About Market Risk

There have been no material changes in market risk at March 31, 2017, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Derivative Suit

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

On January 13, 2017, (i) plaintiffs John Durgerian and Joseph Ferrigno, individually and derivatively on behalf of the Company; (ii) certain of our current and former officers and directors; and (iii) we entered into a Stipulation of Settlement (the “Stipulation”). On January 31, 2017, the Court issued an order in the consolidated action preliminarily approving a proposed settlement (the “Settlement”), for which we have accrued a liability of $550. In February 2017, we and our insurance carriers paid a settlement payment into an escrow account established pursuant to the Stipulation.

On April 17, 2017, following a hearing on April 12, 2017, the United States District Court for the Northern District of Ohio issued an order (the “Final Order”) granting final approval of the Settlement as set forth in the Stipulation. The Final Order approved the award of attorneys’ fees and unreimbursed expenses to lead counsel for plaintiffs’ in the amount of $3,200, which will be paid from the settlement payment that is being held in the escrow account and of which $2,650 was covered by our insurance carriers.

The Settlement, as finally approved, caused the dismissal with prejudice of the derivative litigation. However, the Final Order is subject to appeal. The Settlement will become effective 30 days from April 17, 2017, the date the Final Order was entered by the Court, in the event no appeal is filed.

Merger Litigation

On November 3, 2016, a putative derivative and class action lawsuit was filed in the Cuyahoga County Court of Common Pleas, Case Number CV16871400, captioned Alison D. “Sunny” Masters vs. Michael B. Bender et. al., naming our board of directors, James E. Sprague (our chief financial officer), Kevin J. Degenstein (our chief operating officer), Jennifer Haberman (our corporate controller), Jed D. Henthorne (our former corporate controller and currently president of our Energy West Montana subsidiary), Vincent A. Parisi (our former general counsel), Parent, Merger Sub, First Reserve, Anita G. Zucker, individually, the Article 6 Marital Trust, Under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, InterTech, NIL Funding, as defendants, and us, as a nominal defendant. NIL Funding is an affiliate of InterTech. The chairperson and chief executive officer of InterTech, Anita G. Zucker, beneficially owns nearly 10% of our outstanding stock through the Zucker Trust. Two members of our board of directors, Mr. Bender and Mr. Johnston, currently serve as officers of InterTech.

The complaint (as amended) alleges, among other things, that (i) our board breached its fiduciary duties and acted in bad faith by failing to undertake an adequate sales process during the time leading up to the execution of the Merger Agreement, (ii) our officers violated their fiduciary duty of loyalty, (iii) the Merger Agreement contains preclusive deal protection devices, (iv) our board failed to act with due care, loyalty, good faith, and independence owed to our shareholders, (v) that our executive officers, board members, InterTech, NIL Funding, and First Reserve conspired and aided and abetted such breaches of fiduciary duties, and (vi) that our board breached their fiduciary duties and violated related federal securities laws by omitting and misrepresenting material information in our preliminary proxy statement filed on November 9, 2016. The complaint further alleges various claims against the Zucker Trust and First Reserve including, as applicable, claims for breach of fiduciary duties, violations of Section 13(d) of the Exchange Act and Exchange Act Rule 13d-2(a).

On November 28, 2016, all defendants removed the Masters Case to the United States District Court for the Northern District of Ohio, Case Number 1:16-CV-02880. We agreed to provide expedited discovery to the plaintiff. On December 23, 2016, we entered into a Memorandum of Understanding with the plaintiff providing for the settlement of the Masters case. In the Memorandum of Understanding, we agreed to make certain supplemental disclosures to the Definitive Proxy Statement filed on November 23, 2016, solely for the purpose of minimizing the time, burden, and expense of litigation. The Memorandum of Understanding provides that, in exchange for making these disclosures, defendants will receive, after notice to potential class members and upon court approval, a customary release of claims relating to the Merger. On December 23, 2016, we filed with the SEC a Form 8-K making supplemental disclosures to our definitive proxy statement. On March 7, 2017, the parties executed a Stipulation of Settlement, as contemplated by the Memorandum of Understanding. On March 13, 2017, the Court entered an order preliminarily approving the settlement and setting a fairness hearing on July 5, 2017.

Litigation with Richard M. Osborne

On March 31, 2015, Orwell filed a complaint, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC, Case Number 15-0637-GA-CSS, with the PUCO to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO issued an opinion and order on June 15, 2016, asserting jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp., modifying certain of its terms, ordering any other pipeline owned or controlled by Richard M. Osborne to file a rate case within 60 days of the order, and ordering the PUCO Staff to undertake an investigative audit of all pipeline companies owned or controlled by Richard M. Osborne. Although the parties agreed upon certain conduct in the interim, under the Settlement we entered into with Richard Osborne, described below, Orwell-Trumbull has the right to appeal the June 15, 2016 PUCO opinion and order. Orwell-Trumbull filed a request for a rehearing on July 15, 2016. Orwell filed its memorandum in opposition on July 25, 2016. On August 3, 2016, Orwell-Trumbull’s request for a rehearing was granted.

On July 14, 2016, we entered into a settlement agreement with Richard M. Osborne, our former chairman and chief executive officer (the “Settlement”). Under the Settlement, we settled numerous, but not all, outstanding litigation and regulatory proceedings between us, including our subsidiaries and certain of our current and former directors, and Mr. Osborne. All matters previously disclosed and subject to the Settlement are described in further detail in Part II, Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and under the caption “Litigation with Richard Osborne” in our Definitive Proxy Statement, filed with the SEC on May 9, 2016 and June 21, 2016, respectively. The specific litigation and regulatory proceedings subject to the Settlement are described in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 16, 2017.

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

On October 20, 2016, Orwell-Trumbull Pipeline Co., LLC filed a complaint in the Court of Common Pleas in Lake County, Ohio, captioned Orwell-Trumbull Pipeline Co., LLC v. Orwell Natural Gas Company, Case Number 16CV001776. Orwell-Trumbull’s complaint claims that jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp., which was the subject of Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015, described above, is proper in the Court of Common Pleas and not the PUCO. Orwell-Trumbull alleges three causes of action for breach of contract, treble damages, and continuing damages. The complaint alleges that Orwell failed to remit payment for invoices issued by Orwell-Trumbull pursuant to the Agreement as modified by the PUCO in Case Number 15-0637-GA-CSS. The complaint further alleges claims for treble and continuing damages due to the purported breach of contract. On January 11, 2017, Orwell filed an answer and counterclaim seeking a declaratory judgment, and a Motion to Expedite the hearing on the declaratory judgment and requesting the court set an expedited discovery schedule. A case management conference was held on March 23, 2017.  The Judge issued a scheduling Order setting the trial date for January 12, 2018 and all Motions for Summary Judgement filed by July 14, 2017.  At this time, the Court will await the parties’ Motions for Summary Judgment before ruling on any declaratory judgment actions.

On December 20, 2016, Orwell filed a complaint with the PUCO against Orwell-Trumbull, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Co., LLC, Case Number 16-2419-GA-CSS, alleging that Orwell-Trumbull has been incorrectly invoicing Orwell in violation of the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. and the June 15, 2016 PUCO opinion and order in Case Number 15-0637-GA-CSS, described in the prior paragraph.

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

Harrington Suit

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. On August 11, 2015, the Montana Supreme Court agreed with us that Mr. Harrington’s employment was governed by Ohio law, and as such he could not take advantage of Montana’s Wrongful Discharge from Employment Act. However, the Montana Supreme Court also held the trial court erred in determining it lacked jurisdiction over the case, finding the trial court should have retained jurisdiction and applied Ohio law to Mr. Harrington’s claims. As Ohio is an “at will” state, we believe there are no claims under Ohio law and the case will ultimately be dismissed by the trial court on remand. On September 28, 2015, Mr. Harrington filed a motion to amend complaint to assert new causes of action not previously alleged including claims for misrepresentation, constructive fraud based on alleged representations, slander, and mental pain and suffering. We answered the amended complaint to preserve our defenses, we have also opposed Mr. Harrington’s motion to amend. On December 14, 2015, we filed a motion to dismiss the Montana action in its entirety on the basis that the forum is not appropriate. On August 17, 2016, the District Court again ruled in our favor and dismissed the case in its entirety. On September 1, 2016, Mr. Harrington again appealed to the Montana Supreme Court. The matter was required to proceed through a mandatory mediation process before briefs on the merits of the appeal would be heard by the Montana Supreme Court. The mediation process was not successful and no resolution of the claims has been reached to date, though the mediation has not yet been formally closed by the mediator. In addition, the issues appealed by Mr. Harrington in September 2016 have now been fully briefed and await ruling by the Montana Supreme Court. We continue to believe Mr. Harrington’s claims under both Montana and Ohio law are without merit and we will continue to vigorously defend this case on all grounds.

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

Gas Natural Inc.

May 10, 2017	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(Principal Financial Officer)