Form 10-Q
period 2017-06-30
Gas Natural Inc.
filed 2017-08-09
CIK 43350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a Smaller Reporting Company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 4, 2017 was 10,519,728 shares.

As used in this Form 10-Q, the terms “Company,” “Gas Natural,” “Registrant,” “we,” “us” and “our” mean Gas Natural Inc. and its consolidated subsidiaries as a whole, unless the context indicates otherwise. Except as otherwise stated, the information in this Form 10-Q is as of June 30, 2017.

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

EWP. Energy West Propane Inc.

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

GAS NATURAL INC.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
( in thousands)

	June 30,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,652	$6,463
Accounts receivable, less allowance for doubtful accounts of $485 and $385, respectively	4,346	11,093
Unbilled gas	1,464	7,256
Inventory
Natural gas	2,257	3,380
Materials and supplies	2,231	2,065
Regulatory assets, current	3,572	3,131
Other current assets	1,975	2,423
Total current assets	22,497	35,811

PROPERTY, PLANT, & EQUIPMENT, NET	140,557	139,691

OTHER ASSETS
Regulatory assets, non-current	785	1,032
Goodwill	15,872	15,872
Customer relationships, net of amortization	2,170	2,322
Other non-current assets	1,959	2,696
Total other assets	20,786	21,922
TOTAL ASSETS	$183,840	$197,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2017	2016

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES
Line of credit	$6,700	$13,450
Accounts payable	4,042	10,055
Accrued liabilities	5,762	8,265
Capital lease liability, current	3,051	3,618
Other current liabilities	504	460
Total current liabilities	20,059	35,848

LONG-TERM LIABILITIES
Deferred tax liability	12,859	11,917
Regulatory liability, non-current	1,500	1,417
Capital lease liability, non-current	1,606	2,780
Other long-term liabilities	4,046	3,113
Total long-term liabilities	20,011	19,227

NOTES PAYABLE	49,418	49,392

COMMITMENTS AND CONTINGENCIES (see Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock: $0.15 par value; 1,500,000 shares authorized, no shares issued or outstanding	-	-
Common stock: $0.15 par value; Authorized: 30,000,000 shares; Issued and outstanding: 10,519,728 shares as of June 30, 2017 and December 31, 2016	1,578	1,578
Capital in excess of par value	64,101	64,092
Retained earnings	28,673	27,287
Total stockholders’ equity	94,352	92,957
TOTAL CAPITALIZATION	143,770	142,349
TOTAL LIABILITIES AND CAPITALIZATION	$183,840	$197,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Natural gas operations	$14,995	$14,606	$50,914	$49,670
Marketing & production	1,763	2,427	5,703	5,670
Total revenues	16,758	17,033	56,617	55,340

COST OF SALES
Natural gas purchased	6,928	6,569	27,530	27,191
Marketing & production	1,615	2,031	5,308	4,971
Total cost of sales	8,543	8,600	32,838	32,162

GROSS MARGIN	8,215	8,433	23,779	23,178

OPERATING EXPENSES
Distribution, general, and administrative	5,531	7,169	11,570	13,096
Maintenance	365	240	635	504
Depreciation, amortization and accretion	2,037	2,010	4,092	3,967
Taxes other than income	1,045	938	2,193	2,018
Provision for doubtful accounts	83	57	208	77
Total operating expenses	9,061	10,414	18,698	19,662

OPERATING INCOME (LOSS)	(846)	(1,981)	5,081	3,516

Other income (loss), net	127	138	222	(264)
Interest expense	(737)	(762)	(1,519)	(1,515)
Income (loss) before income taxes	(1,456)	(2,605)	3,784	1,737

Income tax (benefit) expense	(1,109)	(934)	781	706

INCOME (LOSS) FROM CONTINUING OPERATIONS	(347)	(1,671)	3,003	1,031

Discontinued operations, net of tax (see Note 2)	(39)	14	(39)	(9)

NET INCOME (LOSS)	$(386)	$(1,657)	$2,964	$1,022

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.03)	$(0.16)	$0.28	$0.10
Discontinued operations	-	-	-	-
Net income (loss) per share	$(0.03)	$(0.16)	$0.28	$0.10

Dividends declared per common share	$0.075	$0.075	$0.150	$0.150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,964	$1,022
Less: loss from discontinued operations	(39)	(9)
Income from continuing operations	3,003	1,031
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,092	3,967
Amortization of debt issuance costs	124	206
Provision for doubtful accounts	208	77
Amortization of deferred loss on sale-leaseback	563	451
Stock based compensation	10	70
Loss on sale of assets	55	529
Unrealized holding gain on contingent consideration	-	(672)
Change in fair value of derivative financial instruments	208	(168)
Investment tax credit	(11)	(11)
Deferred income taxes	939	702
Changes in assets and liabilities
Accounts receivable, including related parties	6,538	3,741
Unbilled gas	5,792	5,518
Natural gas inventory	1,124	1,555
Accounts payable, including related parties	(5,908)	(4,252)
Regulatory assets & liabilities	(429)	72
Prepayments and other	(138)	(62)
Other assets	348	848
Other liabilities	(1,479)	1,074
Net cash provided by operating activities	15,039	14,676

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,737)	(4,130)
Proceeds from sale of fixed assets	112	2
Customer advances for construction	98	67
Contributions in aid of construction	746	708
Net cash used in investing activities	(4,781)	(3,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	9,720	5,800
Repayments of lines of credit	(16,470)	(6,500)
Repayments of notes payable	-	(6,760)
Proceeds from notes payable, including related parties	-	4,000
Repayment of capital lease obligations	(1,740)	(1,470)
Debt issuance costs paid	-	(168)
Dividends paid	(1,578)	(788)
Net cash used in financing activities	(10,068)	(5,886)

DISCONTINUED OPERATIONS
Operating cash flows	(1)	(9)
Net cash used in discontinued operations	(1)	(9)

NET INCREASE IN CASH AND CASH EQUIVALENTS	189	5,428
Cash and cash equivalents, beginning of period	6,463	2,728

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,652	$8,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,211	$1,731
Cash received (paid) from income tax refunds, net	6	(163)

NONCASH INVESTING AND FINANCING ACTIVITIES
Restricted cash released from customer deposit	$-	$450
Assets acquired under build-to-suit agreement	-	516
Capital expenditures included in accounts payable	63	427
Capitalized interest	-	139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 1 – Summary of Business and Basis of Presentation

Nature of Business

Energy West was originally incorporated in Montana in 1909 and was reorganized as a holding company in 2009. On July 9, 2010, we changed our name to Gas Natural Inc. (the “Company,” “we,” “us,” or “our”) and reincorporated in Ohio. We are a natural gas company with operations in four states. In October 2016, we implemented a plan of reorganization and formed a new holding company, PHC, an Ohio corporation that is the parent company of our regulated utility subsidiaries, Cut Bank Gas, EWM, Frontier Natural Gas, Bangor Gas, NEO, Brainard, Orwell, and Spelman. Gas Natural is the parent company of PHC, EWR, GNR, Lone Wolfe, and EWP. EWR is a natural gas marketing and production company with non-regulated operations in Montana. GNR is a natural gas marketing company that markets gas in Ohio. EWP distributes propane with non-regulated operations in Montana. Lone Wolfe serves as an insurance agent for us. We have three operating and reporting segments:

•	Natural Gas. Representing the majority of our revenue, we annually distribute approximately 21 Bcf of natural gas through regulated utilities operating in Maine, Montana, North Carolina and Ohio. Our natural gas utility subsidiaries include Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas (Montana), EWM (Montana), Frontier Natural Gas (North Carolina), NEO (Ohio), Orwell (Ohio) and Spelman (Ohio). As of June 30, 2017, we served approximately 69,600 customers.

•	Marketing and Production. Annually, we market approximately 3.6 Bcf of natural gas to commercial and industrial customers in Montana, Wyoming and Ohio through our EWR and GNR subsidiaries. Our EWR subsidiary also manages midstream supply and production assets for transportation customers and utilities. EWR owns an average 53% gross working interest (average 44% net revenue interest) in 160 natural gas producing wells and gas gathering assets located in Glacier and Toole Counties in Montana.

•	Corporate and Other. Included in corporate and other are costs associated with business development and acquisitions, dividend income, activity from Lone Wolfe, which serves as an insurance agent for us, and other businesses in the energy industry, and the results of our discontinued operations from the sales of EWW, the Shoshone and Glacier pipelines, and Independence.

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

Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. A majority of our revenues are derived from natural gas utility operations, making revenue seasonal in nature. Therefore, the largest portion of our operating revenue is generated during the colder months of the year when our sales volumes increase considerably. Reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).

There have been no material changes in our significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in our Annual Report.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Reclassifications

Certain reclassifications of prior year reported amounts have been made for comparative purposes. We do not consider such reclassifications to be material and they had no effect on net income.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other, intended to simplify the subsequent measurement of goodwill. The standards update eliminates the requirement for an entity to calculate the implied fair value of a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The standards update is effective prospectively for annual and interim goodwill impairment testing performed in fiscal years beginning after December 15, 2019, and the adoption of this standard update is not expected to impact our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update provide more consistency in applying the guidance, reduce the costs of application, and made the definition of a business more operable. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective date. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
EWW/Pipeline Assets
Other income	$-	$20	$-	$20
Interest expense	-	-		(29)
Pretax income (loss) from discontinued operations	-	20	-	(9)
Income tax expense (benefit)	-	6	-	(5)
Income (loss) from discontinued operations of EWW/Pipeline Assets	$-	$14	$-	$(4)

Independence
Loss from discontinued operations of Independence	(39)	-	(39)	(5)
Discontinued operations, net of income tax	$(39)	$14	$(39)	$(9)

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

Our subsidiary, EWR, continues to conduct some business with both EWW and Black Hills relating to the Pipeline Assets. EWW has continued to purchase natural gas from EWR under an established gas purchase agreement through the second quarter of 2017. Additionally, EWR continued to use EWW’s transmission system under a standing transportation agreement through the second quarter of 2017. Finally, EWR continued to use the Pipeline Assets’ transmission systems under a standing transportation agreement through October 2017. Under these agreements, we recorded revenue in our income from continuing operations of $361 and $671 from Black Hills for gas and transportation during the three months ended June 30, 2017 and 2016, respectively, and during the six months ended June 30, 2017 and 2016, we recorded $2,112 and $1,900. These transactions are a continuation of activities that were conducted prior to the sales of EWW and the Pipeline Assets and were eliminated through the consolidation process until their sale to third parties.

On May 15, 2017, we contributed a parcel of land held by our wholly owned subsidiary, Independence, to an unrelated third party. The grantee executed a hold harmless agreement to release and hold harmless Independence of and from any existing or future liability for environmental or other damages or liabilities. This transfer resulted in a loss of $39, recorded in loss from discontinued operations for three and six months ended June 30, 2017.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 3 – Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Income (loss) from continuing operations	$(347)	$(1,671)	$3,003	$1,031
Income (loss) from discontinued operations	(39)	14	(39)	(9)
Net income (loss)	$(386)	$(1,657)	$2,964	$1,022

Denominator:
Basic weighted average common shares outstanding	10,519,728	10,508,187	10,519,728	10,505,865
Dilutive effect of restricted stock awards	-	-	-	1,232
Diluted weighted average common shares outstanding	10,519,728	10,508,187	10,519,728	10,507,097

Basic & diluted earnings (loss) per share of common stock:
Continuing operations	$(0.03)	$(0.16)	$0.28	$0.10
Discontinued operations	-	-	-	-
Net income (loss)	$(0.03)	$(0.16)	$0.28	$0.10

We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. There were 1,199 shares that were anti-dilutive to the net loss and therefore excluded in the calculation of diluted earnings per share for the three months ended June 30, 2016. Unvested restricted stock awards are treated as participating securities because they participate equally in dividends and earnings with other common shares.

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

We categorize our fair value measurements within the hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the amount and level in the fair value hierarchy of each of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2017
	Level 1	Level 2	Level 3	Total

LIABILITIES:
Commodity swap contracts	$-	$70	$-	$70

	December 31, 2016
	Level 1	Level 2	Level 3	Total

ASSETS:
Commodity swap contracts	$-	$139	$-	$139

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

Contingent Consideration Liability

In the prior comparative year we had a Level 3 contingent consideration liability which arose as a result of a purchase agreement, pursuant to which we acquired the assets of our GNR subsidiary from JDOG Marketing in 2013. The purchase agreement for the transaction provided for contingent “earn-out” payments in the form of validly issued, fully paid and non-assessable shares of our common stock for a period of five years after the closing of the transaction if the acquired business achieved a minimum annual EBITDA target of $810. If the acquired business’s actual EBITDA for a given year is less than the target EBITDA, then no earnout payment is due and payable for that period. If the acquired business’s actual EBITDA for a given year meets or exceeds the target EBITDA, then an earnout payment in an amount equal to actual EBITDA divided by target EBITDA multiplied by $575 will have been earned for that year.

We recorded a liability for an earn-out payment for the year ended December 31, 2013. We did not believe an earn-out payment was due to JDOG Marketing as a result of payments made by the Ohio utilities to JDOG Marketing during 2013 that were disallowed by the PUCO. Richard M. Osborne, our former chairman and chief executive officer, believed that JDOG Marketing was entitled to the earn-out. Richard M. Osborne and JDOG Marketing filed a suit against us for the earn-out payment for 2013. During the second quarter of 2016, we settled the suit and recorded a gain of $672 related to the settlement agreement with Richard M. Osborne that terminated the earn-out provision of the purchase agreement.

Note 5 – Derivative Financial Instruments

We enter into commodity swap contracts in order to reduce the commodity price risk related to natural gas prices. These commodity swap contracts set a fixed price that we will pay for specified notional quantities of natural gas. We have not designated any of these commodity swap contracts as hedging instruments.

The following table summarizes our commodity swap contracts outstanding as of June 30, 2017. We will pay the fixed price listed based on the volumes denoted in the table below in exchange for a variable payment from a counterparty based on the market price for the natural gas product listed for these volumes. These payments are settled monthly.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Product	Type	Contract Period	Volume	Price per MMBtu

AECO Canada - CGPR 7A Natural Gas	Swap	08/01/17 - 10/31/17	200 MMBtu/Day	$1.775
AECO Canada - CGPR 7A Natural Gas	Swap	08/01/17 - 03/31/18	150 MMBtu/Day	$2.162
AECO Canada - CGPR 7A Natural Gas	Swap	11/01/17 - 03/31/18	250 MMBtu/Day	$2.078
AECO Canada - CGPR 7A Natural Gas	Swap	11/01/17 - 03/31/18	500 MMBtu/Day	$2.435
AECO Canada - CGPR 7A Natural Gas	Swap	12/01/17 - 05/31/18	500 MMBtu/Day	$2.536
AECO Canada - CGPR 7A Natural Gas	Swap	11/01/18 - 03/31/19	500 MMBtu/Day	$2.175

We included in cost of sales in the accompanying Condensed Consolidated Statements of Operations, $4 and $26 of gains on commodity swap agreements not designated as hedging instruments for the three and six months ended June 30, 2017, related to our regulated utilities. Our regulated utilities did not have any swap agreements during the first half of 2016. (Gains)/losses on commodity swap agreements not designated as hedging instruments for non-regulated subsidiaries were $(74) and $(79) for the three months ended June 30, 2017 and 2016, respectively, and $70 and $(168) for the six months ended June 30, 2017 and 2016, respectively, which amounts are included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, we included $(70) and $139, respectively, of assets/(liabilities) related to commodity swap agreements that are not designated as hedging instruments in derivative instruments in the accompanying Condensed Consolidated Balance Sheets.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 6 - Regulatory Assets and Liabilities

The following table summarizes the components of our regulatory asset and liability balances at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Current	Long-term	Current	Long-term

REGULATORY ASSETS
Recoverable cost of gas purchases	$3,082	$-	$2,638	$-
Deferred costs	490	488	490	735
Income taxes	-	297	-	297
Rate case costs	-	-	3	-
Total regulatory assets	$3,572	$785	$3,131	$1,032

REGULATORY LIABILITIES
Over-recovered gas purchase	10	-	-	-
Income taxes	-	83	-	83
Asset retirement costs	-	1,417	-	1,334
Total regulatory liabilities	$10	$1,500	$-	$1,417

Note 7 – Credit Facilities and Long-Term Debt

The following table presents our outstanding borrowings at June 30, 2017 and December 31, 2016.

	2017	2016
Borrowings outstanding
LIBOR plus 1.75 to 2.25%, Bank of America line of credit, due October 19, 2021	6,700	13,450
4.23% TIAA Senior Notes, due October 19, 2028	50,000	50,000
Total borrowings outstanding	56,700	63,450
Less: unamortized debt issuance costs	(582)	(608)
Borrowings outstanding, less unamortized debt issuance costs	$56,118	$62,842

The weighted average interest rate on our outstanding short term borrowings during the three months ended June 30, 2017 and 2016, was 3.45% and 3.12%, respectively, and during the six months ended June 30, 2017 and 2016, was 3.18% and 2.88%, respectively. The weighted average interest rate on our short-term borrowings outstanding as of June 30, 2017 and December 31, 2016, was 3.37% and 2.90%, respectively.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Bank of America

On October 19, 2016, we entered into a credit agreement and revolving note with Bank of America, N.A. The credit agreement initially provided for a $42,000 ($32,000 for the quarter ended June 30, 2017) unsecured revolving credit facility which incurs variable interest on a grid structure, based on our leverage ratio. The credit facility has a maturity date of October 19, 2021. The credit agreement provides for letters of credit, up to a maximum of $15,000. The credit agreement requires us to maintain compliance with a number of covenants, including limitations on our minimum net worth, incurring additional debt, dispositions and investments, and requirements to maintain a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at June 30, 2017, under the terms of the credit agreement and revolving note, the occurrence and continuation of one or more of the events of default specified in the credit agreement could require us to immediately pay all amounts then remaining unpaid on the revolving note. In the event of default, the credit agreement restricts our ability to distribute dividends. This credit agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices: (1) a base rate, which is defined as 75 to 125 basis points plus a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or (2) a choice of one, three or six month LIBOR plus 175 to 225 basis points. We had base rate borrowings of $500 and $1,050 at June 30, 2017 and December 31, 2016, respectively. After considering outstanding letters of credit of $195, a total of $25,104 was available to us for loans and letters of credit under the revolving line of credit as of June 30, 2017.

TIAA Senior Notes

Also on October 19, 2016, we entered into a note purchase agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of our 4.23% senior notes. Pursuant to the note purchase agreement, we issued an unsecured senior note, in the amount of $50,000 held by TIAA. The senior note is a twelve year term note due October 19, 2028 and bears interest payable semiannually. The note purchase agreement and senior note are subject to other customary covenants and default provisions, including limitations on our minimum net worth, on incurring additional debt, dispositions and investments, and maintaining a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at June 30, 2017, an occurrence of an event of default specified in the note purchase agreement could require us to immediately pay all amounts then remaining unpaid on the senior note. In the event of default, the note agreement restricts our ability to distribute dividends.

The revolving note and senior note are each guaranteed by our wholly owned non-utility subsidiaries, PHC, EWR, GNR, Independence, Lone Wolfe, and EWP.

Note 8 – Stock Compensation

Dividends

On March 29, 2017, we paid a dividend of $0.075 to shareholders of record as of March 15, 2017. There were 10,519,728 shares outstanding on March 15, 2017, which resulted in a dividend paid of $789.

On June 30, 2017, we paid a dividend of $0.075 to shareholders of record as of June 16, 2017. There were 10,519,728 shares outstanding on June 16, 2017, which resulted in a dividend paid of $789.

2012 Incentive and Equity Award Plan

During the three months ended June 30, 2016, we recognized $31 of compensation expense, related to 4,314 shares of common stock, and during the six months ended June 30, 2016, we recognized $60 of compensation expense related to 8,060 shares of our common stock, that were earned by the then current directors of Gas Natural under the 2012 Incentive and Equity Award Plan. The awards were not conditional on any future performance or event and as such, were fully expensed on the grant date. During the fourth quarter of 2016, director stock compensation was discontinued and replaced with cash compensation.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

During the three and six months ended June 30, 2017 and 2016, we recognized $5 and $10, of compensation expense related to the vesting of restricted shares awarded under the 2012 Incentive and Equity Award Plan. These shares vest ratably on July 21, 2015, 2016, and 2017. During the vesting period, each restricted share has the same rights to dividend distributions and voting as any other common share.

Note 9 – Employee Benefit Plans

We have a defined contribution plan (the “401k Plan”) that covers substantially all of our employees. The plan provides for an annual contribution of 3% of all employees’ salaries and an additional contribution of 10% of each participant’s elective deferrals, which until July 1, 2016, was invested in shares of our common stock under the 401k Plan. Contributions after July 1, 2016, are made based on each participant’s investment allocation. We recognized $97 and $145 of contributions to the 401k Plan for the three months ended June 30, 2017 and 2016, respectively, and $197 and $277 for the six months ended June 30, 2017 and 2016, respectively.

We sponsored a defined postretirement health benefit plan (the “Retiree Health Plan”) providing Medicare supplement benefits to eligible retirees. We discontinued contributions in 2006 and are no longer required to fund the Retiree Health Plan. The Retiree Health Plan pays eligible retirees (post-65 years of age) a monthly stipend toward eligible Medicare supplement payments. The amount of this payment is fixed and will not increase with medical trends or inflation. The amounts available for retirement supplement payments are currently held in a VEBA trust account, and benefits for this plan are paid from assets held in the VEBA Trust account. As of June 30, 2017 and December 31, 2016, the value of plan assets was $74 and $82, respectively. The assets remaining in the trust will be used to fund the plan until these assets are exhausted, at which time the plan will be terminated.

Note 10 – Related Party Transactions

Transactions with Richard M. Osborne

Historically we have engaged in various related party transactions with entities owned or controlled by our former chairman and chief executive officer, Richard M. Osborne. After Richard M. Osborne’s removal as chief executive officer on May 1, 2014, the board has taken a measured approach to reduce or terminate, as appropriate, related party transactions with Richard M. Osborne while ensuring that we continue to serve our customers affected by such transactions. These efforts have been made in furtherance of our long-term plan to phase out related party transactions. We made purchases of natural gas and transportation services from entities owned or controlled by Richard M. Osborne of $253 and $300, respectively, during the three months ended June 30, 2017 and 2016, and $920 and $1,204, respectively, during the six months ended June 30, 2017 and 2016. We incurred rent expense related to entities owned or controlled by Richard M. Osborne of $2 during the six months ended June 30, 2016. We sold natural gas to entities owned or controlled by Richard M. Osborne of $1 and $2 during the three months ended June 30, 2017 and 2016, respectively, and $4 and $6, respectively, during the six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, we had accounts receivable of $10 and $14, respectively, due from companies owned or controlled by Richard M. Osborne. As of June 30, 2017, we had no accounts payable balance due to the companies owned or controlled by Richard M. Osborne. As of December 31, 2016, the accounts payable balance due to the companies owned or controlled by Richard M. Osborn was $8.

We accrued a liability of $46 and $253 due to companies controlled by Richard M. Osborne for natural gas used and transportation charges as of June 30, 2017 and December 31, 2016, respectively, which were not yet invoiced. The related expense is included in the gas purchased line item in the accompanying Condensed Consolidated Statements of Operations. During the second quarter of 2016, we recorded $2,908 to establish an accrual payable to related parties for the settlement of certain pending legal matters between us and Richard M. Osborne. See Note 13 – Commitments and Contingencies for further details regarding our legal matters.

In addition, we had related party natural gas imbalances of $22 and $46 at June 30, 2017 and December 31, 2016, respectively, which were included in our natural gas inventory balance. These amounts represent quantities of natural gas due to us from natural gas transportation companies controlled by Richard M. Osborne.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Relationship with NIL Funding

NIL Funding is an affiliate of The InterTech Group, Inc. (“InterTech”). The chairperson and chief executive officer of InterTech is Anita G. Zucker. Mrs. Zucker, as trustee of the Article 6 Marital Trust, under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, beneficially owns nearly 10 per cent of our outstanding stock through the Zucker Trust. Two members of our Board of Directors, Robert Johnston and Michael Bender, also currently serve as officers of InterTech.

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

The following tables set forth summarized financial information for our natural gas, marketing and production, and corporate and other operations segments for the three and six months ended June 30, 2017 and 2016.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended June 30, 2017

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$15,000	$1,966	$-	$16,966
Intersegment elimination	(5)	(203)	-	(208)
Total operating revenue	14,995	1,763	-	16,758

COST OF SALES	6,933	1,818	-	8,751
Intersegment elimination	(5)	(203)	-	(208)
Total cost of sales	6,928	1,615	-	8,543

GROSS MARGIN	$8,067	$148	$-	$8,215

OPERATING EXPENSES	8,804	174	83	9,061

OPERATING INCOME (LOSS)	$(737)	$(26)	$(83)	$(846)

DISCONTINUED OPERATIONS	$-	$-	$(39)	$(39)

NET INCOME (LOSS)	$(334)	$(51)	$(1)	$(386)

Three Months Ended June 30, 2016

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$14,609	$2,653	$-	$17,262
Intersegment elimination	(3)	(226)	-	(229)
Total operating revenue	14,606	2,427	-	17,033

COST OF SALES	6,572	2,257	-	8,829
Intersegment elimination	(3)	(226)	-	(229)
Total cost of sales	6,569	2,031	-	8,600

GROSS MARGIN	$8,037	$396	$-	$8,433

OPERATING EXPENSES	8,773	(498)	2,139	10,414

OPERATING INCOME (LOSS)	$(736)	$894	$(2,139)	$(1,981)

DISCONTINUED OPERATIONS	$-	$-	$14	$14

NET INCOME (LOSS)	$(773)	$546	$(1,430)	$(1,657)

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Six Months Ended June 30, 2017

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$50,929	$6,305	$-	$57,234
Intersegment elimination	(15)	(602)	-	(617)
Total operating revenue	50,914	5,703	-	56,617

COST OF SALES	27,545	5,910	-	33,455
Intersegment elimination	(15)	(602)	-	(617)
Total cost of sales	27,530	5,308	-	32,838

GROSS MARGIN	$23,384	$395	$-	$23,779

OPERATING EXPENSES	18,024	371	303	18,698

OPERATING INCOME (LOSS)	$5,360	$24	$(303)	$5,081

DISCONTINUED OPERATIONS	$-	$-	$(39)	$(39)

NET INCOME (LOSS)	$3,184	$(40)	$(180)	$2,964

Six Months Ended June 30, 2016

	Natural Gas	Marketing &	Corporate &
	Operations	Production	Other	Consolidated

OPERATING REVENUES	$49,685	$6,258	$-	$55,943
Intersegment elimination	(15)	(588)	-	(603)
Total operating revenue	49,670	5,670	-	55,340

COST OF SALES	27,206	5,559	-	32,765
Intersegment elimination	(15)	(588)	-	(603)
Total cost of sales	27,191	4,971	-	32,162

GROSS MARGIN	$22,479	$699	$-	$23,178

OPERATING EXPENSES	17,698	(278)	2,242	19,662

OPERATING INCOME (LOSS)	$4,781	$977	$(2,242)	$3,516

DISCONTINUED OPERATIONS	$-	$-	$(9)	$(9)

NET INCOME (LOSS)	$1,999	$575	$(1,552)	$1,022

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

On January 13, 2017, (i) plaintiffs John Durgerian and Joseph Ferrigno, individually and derivatively on behalf of the Company; (ii) certain of our current and former officers and directors; and (iii) we entered into a Stipulation of Settlement (the “Stipulation”). On January 31, 2017, the Court issued an order in the consolidated action preliminarily approving a proposed settlement (the “Settlement”), for which we have accrued a liability of $550 as of December 31, 2016. In February 2017, we and our insurance carriers paid a settlement payment into an escrow account established pursuant to the Stipulation.

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

The Settlement, as finally approved, caused the dismissal with prejudice of the derivative litigation. The Settlement became effective 30 days from April 17, 2017, the date the Final Order was entered by the Court.

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

On November 28, 2016, all defendants removed the Masters Case to the United States District Court for the Northern District of Ohio, Case Number 1:16-CV-02880. We agreed to provide expedited discovery to the plaintiff. On December 23, 2016, we entered into a Memorandum of Understanding with the plaintiff providing for the settlement of the Masters case. In the Memorandum of Understanding, we agreed to make certain supplemental disclosures to the Definitive Proxy Statement filed on November 23, 2016, solely for the purpose of minimizing the time, burden, and expense of litigation. The Memorandum of Understanding provides that, in exchange for making these disclosures, defendants will receive, after notice to potential class members and upon court approval, a customary release of claims relating to the Merger. On December 23, 2016, we filed with the SEC a Form 8-K making supplemental disclosures to our definitive proxy statement. On March 7, 2017, the parties executed a Stipulation of Settlement, as contemplated by the Memorandum of Understanding. On March 13, 2017, the Court entered an order preliminarily approving the settlement and setting a fairness hearing on July 5, 2017. On July 5, 2017, the Court entered an order and judgment granting approval of the Stipulation of Settlement and dismissing the case with prejudice.

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

On October 20, 2016, Orwell-Trumbull Pipeline Co., LLC filed a complaint in the Court of Common Pleas in Lake County, Ohio, captioned Orwell-Trumbull Pipeline Co., LLC v. Orwell Natural Gas Company, Case Number 16CV001776. Orwell-Trumbull’s complaint claims that jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp., which was the subject of Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015, described above, is proper in the Court of Common Pleas and not the PUCO. Orwell-Trumbull alleges three causes of action for breach of contract, treble damages, and continuing damages. The complaint alleges that Orwell failed to remit payment for invoices issued by Orwell-Trumbull pursuant to the Agreement as modified by the PUCO in Case Number 15-0637-GA-CSS, described above. The complaint further alleges claims for treble and continuing damages due to the purported breach of contract. On January 11, 2017, Orwell filed an answer and counterclaim seeking a declaratory judgment, and a Motion to Expedite the hearing on the declaratory judgment and requesting the court set an expedited discovery schedule. A case management conference was held on March 23, 2017. The Judge issued a scheduling order setting the trial date for January 12, 2018 and all motions for summary judgement filed by July 14, 2017. On July 14, 2017, Orwell filed a motion to dismiss Orwell-Trumbull’s complaint and on July 17, 2017, Orwell-Trumbull filed a partial motion for summary judgment on the declaratory judgment action only. At this time, the Court will await Orwell-Trumbull’s response to Orwell’s motion to dismiss and Orwell’s response to Orwell-Trumbull’s partial motion for summary judgment, which are both due on August 18, 2017.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

On December 20, 2016, Orwell filed a complaint with the PUCO against Orwell-Trumbull, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Co., LLC, Case Number 16-2419-GA-CSS, alleging that Orwell-Trumbull has been incorrectly invoicing Orwell in violation of the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. and the June 15, 2016 PUCO opinion and order in Case Number 15-0637-GA-CSS, described in the prior paragraph. On July 7, 2017, Orwell-Trumbull filed a motion to dismiss, which was opposed by Orwell on July 24, 2017. Orwell-Trumbull’s motion remains pending before the PUCO.

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

On March 14, 2017, Richard M. Osborne filed a complaint in the Court of Common Pleas in Cuyahoga County, Ohio, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc.,” Case No. CV-17-877354. Mr. Osborne’s complaint alleges that we have breached the terms of the Settlement and seeks damages in excess of $4,000 and legal fees and expenses. Currently, we are engaged in ongoing discovery with Mr. Osborne. We believe Mr. Osborne’s claims are without merit and will vigorously defend this case on all grounds.

Harrington Suit

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. On August 11, 2015, the Montana Supreme Court agreed with us that Mr. Harrington’s employment was governed by Ohio law, and as such he could not take advantage of Montana’s Wrongful Discharge from Employment Act. However, the Montana Supreme Court also held the trial court erred in determining it lacked jurisdiction over the case, finding the trial court should have retained jurisdiction and applied Ohio law to Mr. Harrington’s claims. On September 28, 2015, Mr. Harrington filed a motion to amend the complaint to assert new causes of action not previously alleged including claims for misrepresentation, constructive fraud based on alleged representations, slander, and mental pain and suffering. We answered the amended complaint to preserve our defenses, we have also opposed Mr. Harrington’s motion to amend. On December 14, 2015, we filed a motion to dismiss the Montana action in its entirety on the basis that the forum is not appropriate. On August 17, 2016, the District Court again ruled in our favor and dismissed the case in its entirety. On September 1, 2016, Mr. Harrington again appealed to the Montana Supreme Court. The matter was required to proceed through a mandatory mediation process before briefs on the merits of the appeal would be heard by the Montana Supreme Court. The mediation process was not successful and no resolution of the claims was reached. On June 13, 2017, the Montana Supreme Court issued an order, denying Harrington’s motion to amend his complaint and granting Energy West’s motion to dismiss the case.

Gas Natural Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

Note 13 – Subsequent Events

Merger

On October 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FR Bison Holdings, Inc., a Delaware corporation (“Parent”), and FR Bison Merger Sub, Inc., an Ohio corporation (“Merger Sub”), pursuant to which Merger Sub would merge into Gas Natural (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. After our receipt of all requisite approvals, the Merger was consummated on August 4, 2017 (the “Effective Time”), and each share of our common stock issued and outstanding immediately prior to the Effective Time was cancelled and automatically converted into the right to receive $13.10 per common share in cash, without interest (the “Merger Consideration”). Parent will pay to our shareholders the Merger Consideration. Trading in our common stock has been suspended and NYSE American has filed with the SEC to delist our shares. We expect the delisting to be effective on or around August 14, 2017, at which time we will file with the SEC to deregister our shares under the Exchange Act. For further details regarding the Merger, see our definitive proxy statement filed on November 23, 2016, and our Supplemental Disclosure to Definitive Proxy Statement filed on December 23, 2016 on Form 8-K.

Dividend

On August 2, 2017, we declared a dividend of $0.028 to shareholders of record as of August 3, 2017. The dividend represents an amount equal to $0.0008152 per share for each day elapsed from and including July 1, 2017 and ending on August 3, 2017. On August 4, 2017, the payment date, the Company’s transfer agent will begin the process of issuing payment to the Company’s shareholders. There were 10,519,728 shares outstanding on August 3, 2017, which will result in a dividend payment of $295.

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

Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of us from time to time, including statements contained in filings with the SEC and our reports to shareholders, involve known and unknown risks and other factors that may cause our company's actual results in future periods to differ materially from those expressed in any forward-looking statements. See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, (our “Annual Report”) filed with the SEC. Any such forward looking statement is qualified by reference to these risk factors. We caution that these risk factors are not exclusive. We do not undertake to update any forward looking statements that may be made from time to time by or on behalf of us except as required by law.

Agreement and Plan of Merger

On October 8, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, FR Bison Holdings, Inc., a Delaware corporation (“Parent”), and FR Bison Merger Sub, Inc., an Ohio corporation (“Merger Sub”), pursuant to which Merger Sub will merge with and into us (the “Merger”), on the terms and subject to the conditions set forth in the Merger Agreement. Parent is a subsidiary of First Reserve Energy Infrastructure Funds, which was acquired by BlackRock in June 2017. The acquisition by BlackRock did not impact the terms of the Merger Agreement or Merger. We will continue as the surviving corporation and a wholly-owned subsidiary of Parent, and Parent will pay to our shareholders $13.10 per common share in cash, without interest (the “Merger Consideration”), in accordance with and subject to the terms of the Merger Agreement. Parent and Merger Sub are affiliates of First Reserve and were formed by First Reserve in order to facilitate the Merger.

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

Upon consummation of the Merger, our common stock will be delisted from the NYSE American and deregistered under the Exchange Act as soon as practicable following the Effective Time. For further details regarding the Merger Agreement, see our definitive proxy statement filed on November 23, 2016, and our Supplemental Disclosure to Definitive Proxy Statement filed on December 23, 2016 on Form 8-K.

The Merger was consummated on August 4, 2017. For additional information see Note 13 – Subsequent Events of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information.

Executive Overview

We are a natural gas company, primarily operating local distribution companies in four states and serving approximately 69,600 customers as of June 30, 2017. Our natural gas utility subsidiaries are Bangor Gas (Maine), Brainard (Ohio), Cut Bank Gas Company (Montana), EWM (Montana), Frontier Gas (North Carolina), NEO (Ohio) and Orwell (Ohio). Each of these entities is regulated in their respective states and operates under tariffs which allow them to collect revenue sufficient to recover their operating costs and earn a reasonable rate of return. Approximately 89% and 90% of our revenues for the three and six months ended June 30, 2017, respectively, were derived from our natural gas utility operations.

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

The following summarizes the critical events that impacted our results of operations during the three and six months ended June 30, 2017:

•	Revenue and gross margin for the six months ended June 30, 2017, increased compared to the six months ended June 30, 2016, largely as a result of our natural gas operations. The increases were attributable to: (1) greater volumes sold, primarily in the transportation sector and; (2) colder weather experienced in the Montana market.

•	Revenue for the three and six months ended June 30, 2017, was also impacted by the price of natural gas. The national average price experienced during the first three and six months of 2017 was higher than the average price during the first three and six months of 2016. The cost of natural gas incurred by our utilities is passed on to our customers.

•	Operating expenses for the three and six months ended June 30, 2017, decreased by $1,353 and $964 respectively as compared to the same periods of the prior year. Reduced operating expenses were seen across varying classes including insurance, employee travel, investor relations services and labor and consulting services. These were partially offset by increases in real estate and personal property taxes as a result of higher property, plant and equipment. Furthermore operating expenses were favorably impacted by decreased legal expenses compared to prior periods as a result of the settlement of our litigation and the resolution of our proxy contest with Richard M. Osborne.

Gas Prices and Revenues

Due to the price volatility of natural gas and our ability to pass our cost of gas on to our customers, we believe that revenue is not a reliable metric for analyzing our results of operations from period to period. As a result, solely because of changes in gas prices, our revenue may materially increase or decrease, in both absolute amounts and on a percentage basis, without a comparable change in sales volumes or gross margin. We consider gross margin to be a better measure of comparative performance than revenues. However, gas prices and revenues can impact our working capital requirements; see “Operating Cash Flow” below.

Results of operations

	Three Months Ended June 30,		Amount Change	Six Months Ended June 30,		Amount Change
($ in thousands)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)

Revenue	$16,758	$17,033	$(275)	$56,617	$55,340	$1,277
Cost of sales	8,543	8,600	57	32,838	32,162	(676)

Gross margin	8,215	8,433	(218)	23,779	23,178	601

Operating expenses
Distribution, general and administrative	5,531	7,169	1,638	11,570	13,096	1,526
Maintenance	365	240	(125)	635	504	(131)
Depreciation, amortization and accretion	2,037	2,010	(27)	4,092	3,967	(125)
Taxes other than income	1,045	938	(107)	2,193	2,018	(175)
Provision for doubtful accounts	83	57	(26)	208	77	(131)
Total operating expense	9,061	10,414	1,353	18,698	19,662	964

Operating income (loss)	(846)	(1,981)	1,135	5,081	3,516	1,565

Other income (loss), net	127	138	(11)	222	(264)	486
Interest expense	(737)	(762)	25	(1,519)	(1,515)	(4)
Income before income taxes	(1,456)	(2,605)	1,149	3,784	1,737	2,047
Income tax (benefit) expense	(1,109)	(934)	175	781	706	75
Income (loss) from continuing operations	(347)	(1,671)	1,324	3,003	1,031	1,972

Discontinued operations, net of tax	(39)	14	(53)	(39)	(9)	(30)

Net income (loss)	$(386)	$(1,657)	1,271	$2,964	$1,022	1,942

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

Three Months Ended June 30, 2017, Compared with Three Months Ended June 30, 2016

Revenues — Revenues decreased by $275 to $16,758 for the three months ended June 30, 2017, compared to $17,033 for the same period in 2016. The decrease was primarily attributable to: (1) decreased sales volumes from continuing customers in our natural gas segment due to warmer weather across our markets compared to the same period in 2016; (2) decreased revenues from a marketing and production subsidiary, EWR, as a result of the Black Hills Energy contract ceasing on April 30, 2017. This was partially offset by an increase in the average price of natural gas during the second quarter of 2017, compared to the second quarter of 2016.

Gross margin — Gross margin decreased by $218 to $8,215 for the three months ended June 30, 2017 compared to $8,433 for the same period in 2016. Gross margin from our natural gas operations increased by $30. Gross margin from our marketing and production operations decreased by $248. Gross margin from our marketing operations decreased by $425 as a result of the Black Hills Energy contract ceasing on April 30, 2017. Gross margin from our production operation increased by $177, primarily as a result of a favorable earn out relating to the sub leasing of production leases on gas wells.

Operating expenses — Operating expenses, other than cost of sales, decreased by $1,353 to $9,061 for the three months ended June 30, 2017, compared to $10,414 for the same period in 2016, primarily as a result of decreased legal costs of $2,197 together with a decrease in insurances of $81 and a decrease of $64 in investor relations services partially offset by an increase in our marketing and production segment as a result of a favorable adjustment of $672 in the second half of 2016, related to an agreement that nullified the earn-out provision of the agreement whereby we acquired the assets of GNR. We also had an increase in real estate and personal property taxes of $79, an increase in IT support costs of $37, an increase in bad debt expense of $26 and an increase in depreciation and amortization of $27.

Other income (loss), net — Other income decreased by $11 to $127 for the three months ended June 30, 2017, compared to $138 for the same period in 2016.

Interest expense — The following table presents changes in our interest expense during the three months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,
	2017	2016	Change

Interest related to short-term borrowings	96	$158	(62)
Interest related to long-term notes payable	517	413	104
Interest related to capital leases	32	83	(51)
Amortization of debt issuance costs	62	105	(43)
Other	30	3	27
Total interest expense	$737	$762	$(25)

Income tax benefit — Income tax benefit increased by $175 to $1,109 for the three months ended June 30, 2017, compared to $934 for the same period in 2016. The increase was primarily due to a change in valuation allowance related to several of our wholly owned subsidiaries. Our effective tax rate was 36.08% for the three months ended June 30, 2017, compared to 36.17% for the three months ended June 30, 2016.

Loss from continuing operations — Loss from continuing operations for the three months ended June 30, 2017, was $347, or $0.03 per diluted share, compared to a loss from continuing operations of $1,671 or $0.16 per diluted share for the three months ended June 30, 2016. Net loss from our natural gas operations decreased by $439. Net loss from continuing operations at our corporate and other segment decreased by $1,482 primarily due decreased non-recurring legal expenses from the prior period. Net income from our marketing and production operations decreased by $597.

Discontinued operations, net of tax — The June 30, 2017, discontinued operations result relates to the disposal of a parcel of land held by our wholly owned subsidiary, Independence. The June 30, 2016, discontinued operations represent the results of operations related to the sale of our Pipeline Assets. Our loss from discontinued operations for the three months ended June 30, 2017, was $39, or $0.00 per diluted share, compared to income of $14, or $0.00 per diluted share for the three months ended June 30, 2016. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information.

Six Months Ended June 30, 2017, Compared with Six Months Ended June 30, 2016

Revenues — Revenues increased by $1,277 to $56,617 for the six months ended June 30, 2017, compared to $55,340 for the same period in 2016. The increase was primarily attributable to: (1) $521 of revenue recognized during the first quarter of 2017 related to the termination of a long term contract, under which termination we owe no further services; (2) the price of natural gas during the first half of 2017 was higher than the average price experienced during the first half of 2016; (3) an increase in natural gas revenue as a result of increased sales volumes due to colder weather in our Montana market during the first half, compared to the same period of 2016.

Gross margin — Gross margin increased by $601 to $23,779 for the six months ended June 30, 2017 compared to $23,178 for the same period in 2016. Our natural gas operations’ margins increased by $905, due to (1) increased sales volumes across residential, commercial and transportation customers compared to the same period in 2016; and (2) higher natural gas prices as discussed above. Gross margin from our marketing and production operations decreased by $304. Gross margin from our marketing operations decreased by $510 as a result of the Black Hills Energy contract ceasing on April 30, 2017. Gross margin from our production operation increased by $206, primarily as a result of a favorable earn out relating to the sub leasing of production leases on gas wells.

Operating expenses — Operating expenses, other than cost of sales, decreased by $964 to $18,698 for the six months ended June 30, 2017, compared to $19,662 for the same period in 2016 primarily as a result of decreased legal costs of $2,208 and a decrease in labor expenses of $282 as a result of more capital projects being undertaken, partially offset by a favorable adjustment of $672 in the second half of 2016, related to an agreement that nullified the earn-out provision of the agreement whereby we acquired the assets of GNR, which did not recur in 2017, an increase in IT service support of $316; an increase in personal property taxes of $126, an increase in bad debt of $131 as compared to the same period of 2016.

Other income (loss), net increased by $486 to income of $222 for the six months ended June 30, 2017, compared to a loss of $264 for the same period in 2016. During 2016, we experienced a loss of $531 on the disposal of an unused parcel of land in our natural gas operations segment.

Interest expense — The following table presents changes in our interest expense during the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,
	2017	2016	Change

Interest related to short-term borrowings	208	$285	$(77)
Interest related to long-term notes payable	1,041	826	215
Interest related to capital leases	75	159	(84)
Amortization of debt issuance costs	124	206	(82)
Other	71	39	32
Total interest expense	$1,519	$1,515	$4

Income tax expense — Income tax expense increased by $75 to $781 for the six months ended June 30, 2017, compared to $706 for the same period in 2016. The increase in tax expense is primarily due to an increase in pre-tax income, offset by a change in valuation allowance related to several of our wholly owned subsidiaries. Our effective tax rate was 37.38% for the six months ended June 30, 2017, compared to 41.33% for the six months ended June 30, 2016.

Income from continuing operations — Income from continuing operations for the six months ended June 30, 2017, was $3,003, or $0.28 per diluted share, compared to income from continuing operations of $1,031 or $0.10 per diluted share for the six months ended June 30, 2016. Net income from our natural gas operations increased by $1,185 as a result of increases in our revenues and gross margin from gas operations, as discussed above. Net loss from continuing operations of our corporate and other segment decreased by $1,402, and net income from continuing operations of our gas marketing and production operations decreased by $615 to a loss of $40 for the six months ended June 30, 2017.

Discontinued operations, net of tax — The June 30, 2017, discontinued operations result relates to the disposal of a parcel of land held by our wholly owned subsidiary, Independence. The June 30, 2016, discontinued operations represent the results of operations related to the sale of our Pipeline Assets. Our loss from discontinued operations for the six months ended June 30, 2017, was $39, or $0.00 per diluted share, compared to $9, or $0.00 per diluted share for the six months ended June 30, 2016. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information.

Net Income (Loss) by Segment

NATURAL GAS OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016

Natural Gas Operations
Operating revenues	$14,995	$14,606	$50,914	$49,670
Gas purchased	6,928	6,569	27,530	27,191
Gross margin	8,067	8,037	23,384	22,479
Operating expenses	8,804	8,773	18,024	17,698
Operating income	(737)	(736)	5,360	4,781
Other income (expense)	169	174	304	(209)
Income (loss) before interest and taxes	(568)	(562)	5,664	4,572
Interest expense	(711)	(635)	(1,433)	(1,319)
Income (loss) before income taxes	(1,279)	(1,197)	4,231	3,253
Income tax (benefit) expense	(945)	(424)	1,047	1,254

Net income (loss)	$(334)	$(773)	$3,184	$1,999

Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016

Full Service Distribution Revenues
Residential	$5,692	$5,865	$22,249	$22,339
Commercial	5,846	5,853	20,832	19,528
Other	27	26	62	58
Total full service distribution	11,565	11,744	43,143	41,925

Transportation	3,305	2,737	7,521	7,441
Bucksport	125	125	250	304

Total operating revenues	$14,995	$14,606	$50,914	$49,670

Utility Throughput

	Three Months Ended June 30,		Six Months Ended June 30,
(in million cubic feet (MMcf))	2017	2016	2017	2016

Full service distribution
Residential	647	761	2,867	2,819
Commercial	717	799	2,573	2,350
Total full service	1,364	1,560	5,440	5,169

Transportation	2,903	2,888	6,443	6,071
Bucksport	11	23	19	74

Total volumes	4,278	4,471	11,902	11,314

Heating Degree Days

A heating degree day is a measure designed to reflect the demand for energy needed for heating, based on the extent to which the daily average temperature falls below a reference temperature which no heating is required, usually 65 degrees Fahrenheit.

		Three Months Ended		Percent Colder (Warmer)
		June 30,		2017 Compared to
	Normal	2017	2016	Normal	2016

Montana weighted average	1,185	1,106	1,095	(6.67)%	1.00%
Bangor, ME	1,058	985	1,003	(6.90)%	(1.79)%
Elkin, NC	328	315	454	(3.96)%	(30.62)%
Ohio weighted average	589	471	678	(20.03)%	(30.53)%
Total weighted average	889	798	891	(10.24)%	(10.44)%

		Six Months Ended		Percent Colder (Warmer)
		June 30,		2017 Compared to
	Normal	2017	2016	Normal	2016

Montana weighted average	4,244	4,530	3,842	6.74%	17.91%
Bangor, ME	4,799	4,600	4,448	(4.15)%	3.42%
Elkin, NC	2,404	2,117	2,583	(11.94)%	(18.04)%
Ohio weighted average	3,589	2,836	3,278	(20.98)%	(13.48)%
Total weighted average	3,934	3,727	3,609	(5.26)%	3.27%

Three Months Ended June 30, 2017, Compared with Three Months Ended June 30, 2016

Revenues and Gross Margin

Revenues increased by $389 to $14,995 for the three months ended June 30, 2017, compared to $14,606 for the same period in 2016. The increase in our revenues during the second quarter was primarily related to higher natural gas prices, offset by lower volumes from our full service customers during the second quarter of 2017 as compared to the second quarter of 2016.

Gross margin increased by $30 to $8,067 for the three months ended June 30, 2017, compared to $8,037 for the same period in 2016.

The following describes our revenues and gross margins by market:

1)	Revenue from our Montana market increased by $557, which was due to higher gas prices as compared to the second quarter of 2016. Gross margins in our Montana market decreased by $77 due to reduction in volume of 48MMcf, to $2,073 for the second quarter of 2017.

2)	Revenue from our North Carolina market increased by $171 which was driven by higher gas prices and a slight volume increase of 9 MMcf of gas consumed during the second quarter of 2017, compared to the same period in 2016. The volume increase was driven by an increase in consumption by transportation customers. Gross margins in our North Carolina market increased by $98, to $1,893 for the second quarter of 2017.

3)	Revenues from our Ohio market decreased by $309, as a result of: (1) warmer weather experienced during the second quarter of 2017, as compared to the second quarter of 2016; and (2) a decrease in residential customer volume of 81MMcF, resulting in a corresponding revenue decrease of $512 for the second quarter of 2017 as compared to the same period in 2016. The decline is partially offset by an increase in revenue of $180 from commercial and transportation customers, as a result of higher gas prices and volumes. The increase in volumes is primarily the result of a substantial transportation customer gained in December 2016. Gross margins in our Ohio market increased by $50, to $2,292 for the second quarter of 2017.

4)	Revenue from our Maine market decreased by $28 as a result of lower sales volumes, offset by higher natural gas prices. Volumes from commercial customers declined by 65 MMcf, primarily as a result of warmer weather which caused a decline in revenue of $264, as compared to the quarter ended June 30, 2016. Volumes from other customers decreased by 35 MMcf for the quarter ended June 30, 2017, as compared to 2016. Gross margins in our Maine market declined by $40, to $1,809 for the second quarter of 2017.

Gas purchases increased by $359 to $6,928 for the three months ended June 30, 2017, compared to $6,569 for the same period in 2016. The increase compared to the second quarter of 2016 was due to higher gas prices during the 2017 period. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Earnings

The natural gas operations segment’s net loss for the three months ended June 30, 2017, was $334 or $0.03 per diluted share, compared to a net loss of $773 or $0.07 per diluted share for the three months ended June 30, 2016.

Operating expenses remained relatively flat at $8,804 for the three months ended June 30, 2017, compared to $8,773 for the same period in 2016. Operating expenses were impacted by a decrease of $149 in personnel costs and a decrease of $136 in legal costs, offset by an increase of $117 in maintenance expenses, an increase of $80 for real estate and personal property taxes, and a $55 increase in property insurance.

Other income decreased by $5 to $169 for the three months ended June 30, 2017, compared to $174 for the same period of 2016.

Income tax benefit increased by $521 to $945 for the three months ended June 30, 2017, compared to a benefit of $424 for the same period in 2016 as a result of a change in valuation allowance related to several of our wholly owned subsidiaries.

Six Months Ended June 30, 2017, Compared with Six Months Ended June 30, 2016

Revenues and Gross Margin

Revenues increased by $1,244 to $50,914 for the six months ended June 30, 2017, compared to $49,670 for the same period in 2016. The increase in our revenues during the first half of 2017 was primarily related to higher natural gas prices experienced during the first half of 2017 as compared to the first half of 2016, and colder temperatures in our Montana market, leading to higher volumes as compared to 2016.

Gross margin increased by $905 to $23,384 for the six months ended June 30, 2017, compared to $22,479 for the same period in 2016.

The following describes our revenues and gross margins by market:

1)	Revenue from our Montana market increased $2,689 due to colder weather that led to an additional 511MMcf of gas consumed in 2017, compared to 2016 as well as an increase in gas prices compared to the six months ended June 30, 2016. Gross margins in our Montana market improved by $350 to $5,625 for the second half of 2017.

2)	Revenues from our Ohio market decreased $823. A decline in revenues from full service customers resulted in decreased revenue of $977 which was as a result of warmer weather, which resulted in a decline in volume sold of 113 MMcf during the first half of 2017, compared to the same period in 2016. This was partially offset by higher gas prices in the first half of 2017 as compared to the same period in 2016. Gross margins in our Ohio market declined by $242 to $7,033 for the first half of 2017.

3)	Revenue from our North Carolina market declined by $363 as a result of warmer weather in the first half of 2017 coupled with volume decreases across all customer classes. Gross margins in our North Carolina market decreased by $215 to $4,664 for the first half of 2017.

4)	Revenue from our Maine market decreased by $257 as compared to the first half of the prior year. During the first half of 2017, we lost three industrial customers in the paper industry due to closures or significant product reductions, which accounted for a decline of $1,094. The decrease was offset by $521 of cancellation fee revenue during the first quarter of 2017 related to the termination of a long-term contract, under which termination we owe no further service, as well as higher gas prices in the first half of 2017 as compared to the same period in 2016. Gross margins in our Maine market increased by $1,030 to $6,062 for the second quarter of 2017.

Gas purchases increased by $339 to $27,530 for the six months ended June 30, 2017, compared to $27,191 for the same period in 2016. This increase was primarily the result of higher prices paid for natural gas and higher volumes of gas sold across our markets during the first half of 2017, as compared to the first half of 2016. Our gas costs are passed on dollar for dollar to our customers under tariffs regulated by the various commissions in the jurisdictions in which we operate. Our gas costs are subject to periodic audits and prudency reviews in all of these jurisdictions.

Earnings

The natural gas operations segment’s net income for the six months ended June 30, 2017, was $3,184 or $0.30 per diluted share, compared to net income of $1,999 or $0.19 per diluted share for the six months ended June 30, 2016.

Operating expenses increased by $326 to $18,024 for the six months ended June 30, 2017, compared to $17,698 for the same period in 2016. Operating expenses increased as a result of: (1) increase of $315 in IT service support; (2) increase of $131 for bad debt expense as a result of aligning our policy in Maine with our other jurisdictions; (3) increase in depreciation and amortization expense of $123 primarily due to the completion of implementation of our ERP system in the first quarter of 2016, and the increase of other depreciable assets from capital expenditures since the first half of 2016; (4) increase of $126 of personal property taxes; and (5) an increase of $172 in mains and structural improvement expenses. These increases were offset by: (1) decreases in legal fees of $303; and (2) a decrease in personnel costs of $275 primarily due to reductions in general and administrative staff.

Other income was $304 for the six months ended June 30, 2017, compared to a loss of $209 for the same period in 2016. During the first half 2016, we recorded a loss of $531 on the sale of an unused parcel of land.

Income tax expense decreased by $207 to $1,047 for the six months ended June 30, 2017, compared to $1,254 for the same period in 2016 as a result of a change in valuation allowance related to several of our wholly owned subsidiaries, this was partially offset by an increase in pre-tax income in 2017, as compared to the 2016 period.

MARKETING AND PRODUCTION OPERATIONS

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016

Marketing and production operations
Operating revenues	$1,763	$2,427	$5,703	$5,670
Gas purchased	1,615	2,031	5,308	4,971
Gross margin	148	396	395	699
Operating expenses	174	(498)	371	(278)
Operating income	(26)	894	24	977
Other income (expense)	(6)	(1)	(17)	(1)
Income before interest and taxes	(32)	893	7	976
Interest expense	(23)	(31)	(45)	(65)
Income before income taxes	(55)	862	(38)	911
Income tax expense (benefit)	(4)	316	2	336

Net income (loss)	$(51)	$546	$(40)	$575

Three Months Ended June 30, 2017, Compared with Three Months Ended June 30, 2016

Revenues and Gross Margin

Revenues from our marketing and production segment decreased by $664 to $1,763 for the three months ended June 30, 2017, compared to $2,427 for the same period in 2016. Revenue from our EWR subsidiary declined by $776, of which $310 was due to the contract with Black Hills Energy ceasing on April 30, 2017. This was partially offset by revenues from our GNR subsidiary which increased by $177, as compared to last year as a result of higher gas prices.

Gross margin decreased by $248 to $148 for the three months ended June 30, 2017, compared to $396 for the same period in 2016. Gross margin from our marketing operations decreased by $425 primarily as a result of the contract with Black Hills Energy ceasing on April 30, 2017. Gross margin from our production operations declined by $5. This was offset by a favorable earn out of $182 relating to the sub leasing of production leases on gas wells.

Earnings

The marketing and production segment’s net loss for the three months ended June 30, 2017 was $51, compared to net income of $546 for the three months ended June 30, 2016.

Operating expenses increased by $672 to $174 for the three months ended June 30, 2017, compared to income of $498 for the same period in 2016. Operating expenses increased due to a favorable adjustment of $672 in the second quarter of 2016 as a result of an agreement that nullified the earn-out provision of the purchase agreement whereby we acquired the assets of GNR.

Income tax benefit was $4 for the three months ended June 30, 2017, compared to income tax expense of $316 for the same period in 2016 as a result of recording a pre-tax loss in 2017, as compared to income in the second quarter 2016.

Six Months Ended June 30, 2017, Compared with Six Months Ended June 30, 2016

Revenues and Gross Margin

Revenues from our marketing and production segment increased by $33 to $5,703 for the six months ended June 30, 2017, compared to $5,670 for the same period in 2016. Revenues from our EWR marketing operations increased in the first quarter of 2017 as a result of colder weather, which led to increased volumes, offset by a decline in sales as a result of the gas purchase agreement with Black Hills Energy coming to an end. The first quarter increase was offset by lower sales in the second quarter as a result of warmer weather, resulting in nearly flat results for the first half of 2017, as compared to the same period in 2016. Revenues from our GNR subsidiary increased by $123, as compared to last year.

Gross margin decreased by $304 to $395 for the six months ended June 30, 2017, compared to $699 for the same period in 2016. Gross margin from our marketing operations decreased by $509 primarily as a result of the contract with Black Hills Energy ceasing on April 30, 2017. Gross margin from our production operations increased by $24. This was offset by a favorable earn out of $182 relating to the sub leasing of production leases on gas wells.

Earnings

The marketing and production segment’s net loss for the six months ended June 30, 2017 was $40, compared to net income of $575 for the six months ended June 30, 2016.

Operating expenses increased by $649 to $371 for the six months ended June 30, 2017, compared to income of $278 for the same period in 2016. Operating expenses increased due to a favorable adjustment of $672 in second quarter of 2016 as a result of an agreement that nullified the earn-out provision of the purchase agreement whereby we acquired the assets of GNR.

Income tax expense decreased by $334 to $2 for the six months ended June 30, 2017, compared to $336 for the same period in 2016 as a result of recording a pre-tax loss in 2017, as compared to income in the second quarter 2016.

CORPORATE AND OTHER OPERATIONS

Our corporate and other reporting segment includes the results of corporate acquisitions and other equity transactions, as well as certain other income and expense items associated with our holding company functions. It also includes the results of our insurance business. Therefore, it does not have standard revenues, gas purchase costs, or gross margin.

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016

Corporate and other
Operating revenues	$-	$-	$-	$-
Gas purchased	-	-	-	-
Gross margin	-	-	-	-
Operating expenses	83	2,139	303	2,242
Operating loss	(83)	(2,139)	(303)	(2,242)
Other expense	(36)	(35)	(65)	(54)
Loss before interest and taxes	(119)	(2,174)	(368)	(2,296)
Interest expense	(3)	(96)	(41)	(131)
Loss before income taxes	(122)	(2,270)	(409)	(2,427)
Income tax benefit	160	826	268	884
Loss from continuing operations	38	(1,444)	(141)	(1,543)
Discontinued operations, net of tax	(39)	14	(39)	(9)

Net loss	$(1)	$(1,430)	$(180)	$(1,552)

Three Months Ended June 30, 2017, Compared with Three Months Ended June 30, 2016

Net loss from continuing operations decreased by $1,429 to a loss of $1 for the quarter ended June 30, 2017, compared with the prior year period. Operating expenses decreased by $2,056 to $83 primarily as a result of a decrease in our legal costs from the second quarter of 2016, which related to the settlement of our litigation and the resolution of our proxy contest with Richard M. Osborne, which are non-recurring expenses. The income tax benefit decreased by $666 to $160 for the three months ended June 30, 2017, compared to $826 for the same period in 2016 primarily due to the decrease in pre-tax loss in 2017, compared to the 2016 period.

Income from discontinued operations

Discontinued operations, net of tax — The June 30, 2017 discontinued operations result relates to the disposal of a parcel of land held by our wholly owned subsidiary, Independence. The June 30, 2016 discontinued operations represent the results of operations related to the sale of our Pipeline Assets. Our loss from discontinued operations for the three months ended June 30, 2017, was $39, compared to $14, for the three months ended June 30, 2016. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information.

Six Months Ended June 30, 2017, Compared with Six Months Ended June 30, 2016

Net loss improved by $1,372 to a loss of $180 for the six months ended June 30, 2017 compared with a loss of $1,552 during the prior year period. Operating expenses decreased by $1,939 to $303 primarily as a result of: (1) a decrease in our legal costs from the second quarter of 2016 which related to the settlement of our litigation and the resolution of our proxy contest with Richard M. Osborne, which are non-recurring expenses; and (2) a decrease of $42 in professional services fees as a result of debt issue costs incurred in the prior year. The income tax benefit decreased by $616 to $268 for the six months ended June 30, 2017, compared to $884 for the same period in 2016 primarily due to the decrease in pre-tax loss in 2017, compared to the 2016 period.

Loss from discontinued operations

Discontinued operations, net of tax — The June 30, 2017 discontinued operations result relates to the disposal of a parcel of land held by our wholly owned subsidiary, Independence. The June 30, 2016 discontinued operations represent the results of operations related to the sale of our Pipeline Assets. Our loss from discontinued operations for the six months ended June 30, 2017, was $39, compared to $9, for the six months ended June 30, 2016. See Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements in this 10-Q for more information.

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

Cash, excluding restricted cash, increased to $6,652 at June 30, 2017, compared to $6,463 at December 31, 2016.

	Six Months Ended June 30,
	2017	2016

Cash flows from continuing operations
Cash provided by operating activities	$15,039	$14,676
Cash used in investing activities	(4,781)	(3,353)
Cash used in financing activities	(10,068)	(5,886)
Increase in cash	$190	$5,437

Cash flows from discontinued operations
Cash used in operating activities	$(1)	$(9)
Decrease in cash	$(1)	$(9)

Operating Cash Flow

For the six months ended June 30, 2017, cash provided by operating activities increased by $363 as compared to the six months ended June 30, 2016, primarily as a result of higher net income and lower working capital requirements. As a result of higher natural gas prices, we experienced a $1,656 increase in cash outflows from a decrease in accounts payable during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, our cash outflows from regulatory assets and liabilities increased by $501. Additionally, we experienced a $2,797 increase in cash inflows from accounts receivable during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Investing Cash Flow

For the six months ended June 30, 2017, cash used in investing activities increased by $1,428, as compared to the six months ended June 30, 2016, which was primarily attributable to an increase of $1,607 in cash paid for capital expenditures.

Capital Expenditures

Our capital expenditures totaled $5,737 and $4,130 for the six months ended June 30, 2017 and 2016, respectively. The majority of our capital spending is focused on the growth of our natural gas operations segment. Additionally, we conduct ongoing construction activities in all of our utility service areas in order to support expansion, maintenance, and enhancement of our gas pipeline systems. We are actively expanding our systems in North Carolina and Maine to meet the high customer interest in natural gas service in those areas. During the six months ended June 30, 2016, capital expenditures included $1,449 related to our new ERP system that was not financed under a lease agreement. The final phase of our ERP project was completed on March 31, 2016.

Financing Cash Flow

Cash used in financing activities for the six months ended June 30, 2017 and 2016, was $10,068 and $5,886, respectively. Major items affecting financing cash flows for the six months ended June 30, 2017, compared to the same period of the prior year include: a net increase of $6,050 in repayments of our line of credit, a net increase in dividends paid of $790 due to the timing of dividend payment in the second quarter of 2017, and an increase of $270 in payments of capital lease obligations.

Historically, to the extent that cash flows from operating activities are not sufficient to fund our expenditure requirements, including costs of gas purchased and capital expenditures, we have used our revolving line of credit. In general, our short-term borrowing needs for purchases of gas inventory and capital expenditures are greatest during the summer and fall months and our short-term borrowing needs for financing customer accounts receivable are greatest during the winter months. Generally, our cash flow increases and our borrowings decrease, beginning in January, as monthly heating bills are paid and the gas we paid for and placed in storage in the summer months is used to supply our customers. Our ability to maintain liquidity depends upon our revolving line of credit with Bank of America, which had a balance of $6,700 and $13,450 at June 30, 2017 and December 31, 2016, respectively. The weighted average interest rate on our outstanding short term borrowings during the three and six months ended June 30, 2017 was 3.45% and 3.18%, respectively, and 3.12% and 2.88% during the three and six months ended June 30, 2016, respectively. The weighted average interest rate on our short-term borrowings outstanding as of June 30, 2017 and December 31, 2016, was 3.37% and 2.90%, respectively. We periodically repay our short-term borrowings under the Bank of America revolving line of credit by using the net proceeds from the sale of long-term debt and equity securities. Long term debt was $49,418 and $49,392 at June 30, 2017 and December 31, 2016, respectively. See Note 7 – Credit Facilities and Long-Term Debt for more information regarding our debt agreements.

Corporate Structural Revisions and Pending Financing Agreements

Bank of America

On October 19, 2016, we entered into a credit agreement and revolving note with Bank of America, N.A. The credit agreement provides for a $42,000 ($32,000 for the quarter ended June 30, 2017) unsecured revolving credit facility which incurs variable interest on a grid structure, based on our leverage ratio. The credit facility has a maturity date of October 19, 2021. The credit agreement provides for the issuance of letters of credit, not to exceed $15,000. The credit agreement requires us to maintain compliance with a number of covenants, including limitations on our minimum net worth, incurring additional debt, dispositions and investments, and requirements to maintain a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at June 30, 2017, under the terms of the credit agreement and revolving note, the occurrence and continuation of one or more of the events of default specified in the credit agreement could require us to immediately pay all amounts then remaining unpaid on the revolving note. In the event of default, the credit agreement restricts our ability to distribute dividends. This credit agreement includes an annual commitment fee ranging from 25 to 45 basis points of the unused portion of the facility and accrues interest based on our option of two indices: (1) a base rate, which is defined as 75 to 125 basis points plus a daily rate based on the highest of the prime rate, the Federal Funds Rate plus 50 basis points or the daily LIBOR rate plus 100 basis points, or (2) a choice of one, three or six month LIBOR plus 175 to 225 basis points. We had base rate borrowings of $500 and $1,050 at June 30, 2017 and December 31, 2016, respectively. We had a credit facility held by our former Energy West subsidiary with Bank of America that provided for a revolving credit facility with a maximum borrowing capacity of $30,000, due April 1, 2017. This credit facility was paid in full on October 19, 2016, when we entered into the credit agreement and revolving note with Bank of America, discussed above.

Total borrowings under the revolving credit facility were $6,700 and $13,450, and bore interest at a weighted average outstanding rate of 3.37% and 2.90%, at June 30, 2017 and December 31, 2016, respectively. After considering outstanding letters of credit of $195, a total of $25,104 was available to us for loans and letters of credit under the revolving line of credit as of June 30, 2017.

TIAA Senior Notes

Also on October 19, 2016, we entered into a note purchase agreement providing for the issuance and sale to investors in a private placement of $50,000 aggregate principal amount of our 4.23% senior notes. Pursuant to the note purchase agreement, we issued an unsecured senior note, in the amount of $50,000 held by TIAA. The senior note is a twelve year term note due October 19, 2028 and bears interest payable semiannually. The note purchase agreement and senior note are subject to other customary covenants and default provisions, including limitations on our minimum net worth, on incurring additional debt, dispositions and investments, and maintaining a total debt to capital ratio of not more than 0.50 to 1.00, and an interest coverage ratio of not less than 2.00 to 1.00. Although we are in compliance with these covenants at June 30, 2017, an occurrence of an event of default specified in the note purchase agreement could require us to immediately pay all amounts then remaining unpaid on the senior note. In the event of default, the note agreement restricts our ability to distribute dividends.

The revolving note and senior note are each guaranteed by our wholly owned non-utility subsidiaries, PHC, EWR, GNR, Independence, Lone Wolfe, and Energy West Propane, Inc.

Ring Fencing Restrictions

Ring fencing provisions subject us to certain restrictions on our capital structure. The MPSC requires our Montana utilities to maintain a debt to equity ratio of no more than 52%. As of June 30, 2017, we were in compliance with all ring fencing provisions.

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

Item 3. Quantitative And Qualitative Disclosure About Market Risk

There have been no material changes in our exposure and sensitivity to market risk at June 30, 2017, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, our chief executive officer and chief financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

The Settlement, as finally approved, caused the dismissal with prejudice of the derivative litigation. However, the Final Order is subject to appeal. The Settlement became effective 30 days from April 17, 2017, the date the Final Order was entered by the Court.

Merger Litigation

On November 3, 2016, a putative derivative and class action lawsuit was filed in the Cuyahoga County Court of Common Pleas, Case Number CV16871400, captioned- Alison D. “Sunny” Masters vs. Michael B. Bender et. al. , naming our board of directors, James E. Sprague (our chief financial officer), Kevin J. Degenstein (our chief operating officer), Jennifer Haberman (our corporate controller), Jed D. Henthorne (our former corporate controller and currently president of our Energy West Montana subsidiary), Vincent A. Parisi (our former general counsel), Parent, Merger Sub, First Reserve, Anita G. Zucker, individually, the Article 6 Marital Trust, Under the First Amended and Restated Jerry Zucker Revocable Trust dated April 2, 2007, InterTech, NIL Funding, as defendants, and us, as a nominal defendant. NIL Funding is an affiliate of InterTech. The chairperson and chief executive officer of InterTech, Anita G. Zucker, beneficially owns nearly 10% of our outstanding stock through the Zucker Trust. Two members of our board of directors, Mr. Bender and Mr. Johnston, currently serve as officers of InterTech.

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

On November 28, 2016, all defendants removed the Masters Case to the United States District Court for the Northern District of Ohio, Case Number 1:16-CV-02880. We agreed to provide expedited discovery to the plaintiff. On December 23, 2016, we entered into a Memorandum of Understanding with the plaintiff providing for the settlement of the Masters case. In the Memorandum of Understanding, we agreed to make certain supplemental disclosures to the Definitive Proxy Statement filed on November 23, 2016, solely for the purpose of minimizing the time, burden, and expense of litigation. The Memorandum of Understanding provides that, in exchange for making these disclosures, defendants will receive, after notice to potential class members and upon court approval, a customary release of claims relating to the Merger. On December 23, 2016, we filed with the SEC a Form 8-K making supplemental disclosures to our definitive proxy statement. On March 7, 2017, the parties executed a Stipulation of Settlement, as contemplated by the Memorandum of Understanding. On March 13, 2017, the Court entered an order preliminarily approving the settlement and setting a fairness hearing on July 5, 2017. On July 5, 2017, the Court entered an order and judgment granting approval of the Stipulation of Settlement and dismissing the case with prejudice.

Litigation with Richard M. Osborne

On March 31, 2015, Orwell filed a complaint, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Company LLC , Case Number 15-0637-GA-CSS, with the PUCO to address issues regarding the operation of and contract rights for utilities on the Orwell Trumbull Pipeline. The PUCO issued an opinion and order on June 15, 2016, asserting jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp., modifying certain of its terms, ordering any other pipeline owned or controlled by Richard M. Osborne to file a rate case within 60 days of the order, and ordering the PUCO Staff to undertake an investigative audit of all pipeline companies owned or controlled by Richard M. Osborne. Although the parties agreed upon certain conduct in the interim, under the Settlement we entered into with Richard Osborne, described below, Orwell-Trumbull has the right to appeal the June 15, 2016, PUCO opinion and order. Orwell-Trumbull filed a request for a rehearing on July 15, 2016. Orwell filed its memorandum in opposition on July 25, 2016. On August 3, 2016, Orwell-Trumbull’s request for a rehearing was granted.

On October 20, 2016, Orwell-Trumbull Pipeline Co., LLC filed a complaint in the Court of Common Pleas in Lake County, Ohio, captioned Orwell-Trumbull Pipeline Co., LLC v. Orwell Natural Gas Company, Case Number 16CV001776. Orwell-Trumbull’s complaint claims that jurisdiction over the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp., which was the subject of Case Number 15-0637-GA-CSS, filed with the PUCO on March 31, 2015, described above, is proper in the Court of Common Pleas and not the PUCO. Orwell-Trumbull alleges three causes of action for breach of contract, treble damages, and continuing damages. The complaint alleges that Orwell failed to remit payment for invoices issued by Orwell-Trumbull pursuant to the Agreement as modified by the PUCO in Case Number 15-0637-GA-CSS, described above. The complaint further alleges claims for treble and continuing damages due to the purported breach of contract. On January 11, 2017, Orwell filed an answer and counterclaim seeking a declaratory judgment, and a Motion to Expedite the hearing on the declaratory judgment and requesting the court set an expedited discovery schedule. A case management conference was held on March 23, 2017. The Judge issued a scheduling order setting the trial date for January 12, 2018 and all motions for summary judgement filed by July 14, 2017. On July 14, 2017, Orwell filed a motion to dismiss Orwell-Trumbull’s complaint and on July 17, 2017, Orwell-Trumbull filed a partial motion for summary judgment on the declaratory judgment action only. At this time, the Court will await Orwell-Trumbull’s response to Orwell’s motion to dismiss and Orwell’s response to Orwell-Trumbull’s partial motion for summary judgment, which are both due on August 18, 2017.

On December 20, 2016, Orwell filed a complaint with the PUCO against Orwell-Trumbull, captioned Orwell Natural Gas Company v. Orwell-Trumbull Pipeline Co., LLC, Case Number 16-2419-GA-CSS, alleging that Orwell-Trumbull has been incorrectly invoicing Orwell in violation of the Natural Gas Transportation Service Agreement between it and Orwell and Brainard Gas Corp. and the June 15, 2016 PUCO opinion and order in Case Number 15-0637-GA-CSS, described in the prior paragraph. On July 7, 2017, Orwell-Trumbull filed a motion to dismiss, which was opposed by Orwell on July 24, 2017. Orwell-Trumbull’s motion remains pending before the PUCO.

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

On March 14, 2017, Richard M. Osborne filed a complaint in the Court of Common Pleas in Cuyahoga County, Ohio, captioned “Richard M. Osborne and Richard M. Osborne Trust, Under Restated and Amended Trust Agreement of February 24, 2012 v. Gas Natural, Inc.,” Case No. CV-17-877354. Mr. Osborne’s complaint alleges that we have breached the terms of the Settlement and seeks damages in excess of $4,000 and legal fees and expenses. Currently, we are engaged in ongoing discovery with Mr. Osborne. We believe Mr. Osborne’s claims are without merit and will vigorously defend this case on all grounds.

Harrington Suit

On February 25, 2013, one of our former officers, Jonathan Harrington, filed a lawsuit captioned “Jonathan Harrington v. Energy West, Inc. and Does 1-4,” Case No. DDV-13-159 in the Montana Eighth Judicial District Court, Cascade County. Mr. Harrington claims he was terminated in violation of a Montana statute requiring just cause for termination. In addition, he alleges claims for negligent infliction of emotional distress and negligent slander. Mr. Harrington is seeking relief for economic loss, including lost wages and fringe benefits for a period of at least four years from the date of discharge, together with interest. Mr. Harrington is an Ohio resident and was employed in our Ohio corporate offices. On March 20, 2013, we filed a motion to dismiss the lawsuit on the basis that Mr. Harrington was an Ohio employee, not a Montana employee, and therefore the statute does not apply. On July 1, 2014, the court conducted a hearing, made extensive findings on the record, and issued an Order finding in our favor and dismissing all of Mr. Harrington’s claims. On July 21, 2014, Mr. Harrington appealed the dismissal to the Montana Supreme Court. On August 11, 2015, the Montana Supreme Court agreed with us that Mr. Harrington’s employment was governed by Ohio law, and as such he could not take advantage of Montana’s Wrongful Discharge from Employment Act. However, the Montana Supreme Court also held the trial court erred in determining it lacked jurisdiction over the case, finding the trial court should have retained jurisdiction and applied Ohio law to Mr. Harrington’s claims. On September 28, 2015, Mr. Harrington filed a motion to amend the complaint to assert new causes of action not previously alleged including claims for misrepresentation, constructive fraud based on alleged representations, slander, and mental pain and suffering. We answered the amended complaint to preserve our defenses, we have also opposed Mr. Harrington’s motion to amend. On December 14, 2015, we filed a motion to dismiss the Montana action in its entirety on the basis that the forum is not appropriate. On August 17, 2016, the District Court again ruled in our favor and dismissed the case in its entirety. On September 1, 2016, Mr. Harrington again appealed to the Montana Supreme Court. The matter was required to proceed through a mandatory mediation process before briefs on the merits of the appeal would be heard by the Montana Supreme Court. The mediation process was not successful and no resolution of the claims was reached. On June 13, 2017, the Montana Supreme Court issued an order, denying Harrington’s motion to amend his complaint and granting Energy West’s motion to dismiss the case.

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

Gas Natural Inc.

August 9, 2017	/s/ James E. Sprague
James E. Sprague, Chief Financial Officer
(Principal Financial Officer)